Form 10-Q
period 2012-09-30
MPLX LP
filed 2012-12-06
CIK 1552000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35714

MPLX LP

(Exact name of registrant as specified in its charter)

Delaware	45-5010536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Hardin Street, Findlay, Ohio	45840
(Address of principal executive offices)	(Zip code)

(419) 672-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No   ☒ *

*	The registrant became subject to such requirements on October 24, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐     No  ☒

MPLX LP had 36,951,515 common units and 36,951,515 subordinated units outstanding as of November 30, 2012.

MPLX LP

Form 10-Q

Quarter Ended September 30, 2012

The information in this report relates to periods that ended prior to the completion of MPLX LP’s initial public offering, and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited combined statements and related discussion of financial condition and results of operations contained in this report pertain to MPLX LP Predecessor, our predecessor for accounting purposes.

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor. References in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or prospectively (starting October 31, 2012) refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.”

Part I—Financial Information

Item 1. Financial Statements

MPLX LP Predecessor

Combined Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Revenues and other income:
Sales and other operating revenues	$19.6	$15.9	$53.5	$44.5
Sales to related parties	96.6	89.1	265.8	253.4
Loss on sale of assets	—	—	(0.3)	—
Other income	1.7	1.9	5.0	2.3
Other income - related parties	3.2	2.4	9.6	6.3

Total revenues and other income	121.1	109.3	333.6	306.5

Costs and expenses:
Cost of revenues (excludes items below)	53.5	39.7	136.0	114.3
Purchases from related parties	7.7	7.4	21.3	21.5
Depreciation	9.4	9.7	27.8	27.4
General and administrative expenses	11.2	10.7	38.1	27.1
Other taxes	3.0	2.7	9.7	8.8

Total costs and expenses	84.8	70.2	232.9	199.1

Income from operations	36.3	39.1	100.7	107.4
Related party interest and other financial income	0.5	0.2	1.3	2.1
Interest and other financial income (costs)	—	—	—	(0.2)

Income before income taxes	36.8	39.3	102.0	109.3
Provision (benefit) for income taxes	(0.1)	—	0.1	—

Net income	$36.9	$39.3	$101.9	$109.3

The accompanying notes are an integral part of these combined financial statements.

MPLX LP Predecessor

Combined Balance Sheets (Unaudited)

(In millions)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$68.5	$0.1
Receivables	13.7	15.6
Receivables from related parties	59.7	53.4
Loans receivable from related party	—	220.4
Inventories	10.1	9.0
Other current assets	0.5	0.2

Total current assets	152.5	298.7
Property, plant and equipment, net	958.3	866.8
Goodwill	134.2	134.2
Other noncurrent assets	5.2	3.4

Total assets	$1,250.2	$1,303.1

Liabilities
Current liabilities:
Accounts payable	$42.5	$34.7
Payables to related parties	3.7	1.9
Payroll and benefits payable	8.1	6.4
Accrued taxes	6.0	5.7
Long-term debt due within one year	0.7	0.7
Other current liabilities	1.6	1.7

Total current liabilities	62.6	51.1
Long-term debt	10.7	11.2
Deferred credits and other liabilities	1.3	1.6

Total liabilities	74.6	63.9
Commitments and contingencies (see Note 11)

Net investment
Net investment	1,175.6	1,239.2

Total net investment	1,175.6	1,239.2

Total liabilities and net investment	$1,250.2	$1,303.1

The accompanying notes are an integral part of these combined financial statements.

MPLX LP Predecessor

Combined Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$101.9	$109.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27.8	27.4
Deferred income taxes	(0.1)	(0.2)
Net loss on sale of assets	0.3	—
Changes in:
Current receivables	1.9	(1.1)
Inventories	(1.1)	(0.6)
Current accounts payable and accrued liabilities	0.8	0.9
Receivables from / payables to related parties	(4.5)	4.7
All other, net	(5.2)	1.2

Net cash provided by operating activities	121.8	141.6

Investing activities:
Additions to property, plant and equipment	(109.2)	(22.2)
Disposal of assets	0.1	—
Investments in related party debt securities—purchases	—	(260.6)
—redemptions	—	311.7
Investments—loans to related party	221.7	(174.2)

Net cash provided by (used in) investing activities	112.6	(145.3)

Financing activities:
Long-term debt—repayments	(0.5)	(0.5)
Contributions from (distributions to) MPC	(165.5)	17.7

Net cash provided by (used in) financing activities	(166.0)	17.2

Net increase in cash and cash equivalents	68.4	13.5
Cash and cash equivalents at beginning of period	0.1	0.2

Cash and cash equivalents at end of period	$68.5	$13.7

The accompanying notes are an integral part of these combined financial statements.

MPLX LP Predecessor

Combined Statements of Net Investment (Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Net Investment:
Balance at beginning of period	$1,239.2	$1,068.2
Net income	101.9	109.3
Contributions from (distributions to) MPC, net	(165.5)	17.2

Balance at end of period	$1,175.6	$1,194.7

The accompanying notes are an integral part of these combined financial statements.

Notes to Combined Financial Statements (Unaudited)

1. Initial Public Offering, Description of the Business and Basis of Presentation

Initial Public Offering—On October 31, 2012, MPLX LP (the “Partnership”) completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or prospectively (starting October 31, 2012), refer to MPLX LP and its subsidiaries, including MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), a wholly owned subsidiary of MPLX LP. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.” See Note 2 for information regarding the closing of the Offering.

Description of the Business—MPLX LP Predecessor includes the assets, liabilities and results of operations of certain crude oil and product pipeline systems and associated storage assets of MPC operated and held by Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”) prior to their contribution to the Partnership in connection with the Offering. The Partnership was formed on March 27, 2012, as a Delaware limited partnership and completed its initial public offering of limited partner interests pursuant to its Registration Statement on Form S-1 on October 31, 2012.

The Predecessor’s operations consist of a network of common carrier crude oil and product pipeline systems and associated storage assets located in the Midwest and Gulf Coast regions of the United States operated and held by MPL and ORPL. The Predecessor’s operations consist of one reportable segment.

Basis of Presentation—The unaudited combined financial statements and accompanying footnotes relate to periods that ended prior to the completion of the Offering and prior to the effective dates of the agreements discussed herein, and therefore, pertain to the Predecessor. While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the Offering and other transactions that resulted in the capitalization and start-up of MPLX LP. See Management’s Discussion and Analysis – Factors Affecting the Comparability of Our Financial Results for a description of the significant factors affecting the comparability of the Predecessor’s historical results of operations and those of MPLX LP subsequent to the Offering.

The accompanying interim combined financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim combined financial statements, including the notes, have been prepared in accordance with the SEC’s rules and regulations applicable to interim period financial statements and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

These interim combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2011 included in our prospectus related to the Offering dated October 25, 2012, as filed with the SEC on October 29, 2012. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The interim combined statements of income also include expense allocations for certain corporate functions historically performed by MPC and prior to June 30, 2011 by Marathon Oil, including allocations of general corporate expenses related to information technology, engineering, legal, human resources and other financial and administrative services. Those allocations were based primarily on specific identification, capital employed, wages or headcount. Our management believes the assumptions underlying the interim combined financial statements, including the assumptions regarding allocating general corporate expenses from MPC and prior to June 30, 2011 from Marathon Oil, are reasonable. However, these interim combined financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented.

2. Initial Public Offering

Initial Public Offering

On October 26, 2012, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed its initial public offering of 19,895,000 common units at a price to the public of $22.00 per unit, which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters.

In exchange for MPC’s contribution of assets and liabilities to the Partnership, MPC received:

•	17,056,515 common units and 36,951,515 subordinated units, representing an aggregate 71.6 percent limited partner interest in us;

•	all of our incentive distribution rights;

•	1,508,225 general partner units, representing a 2.0 percent general partner interest; and

•	an aggregate cash distribution of $202.7 million.

The Partnership received net proceeds of $404.3 million from the sale of 19,895,000 common units, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses (the “Offering Costs”) of approximately $31.0 million and financing costs of $2.4 million. The Partnership retained $191.6 million of these net proceeds to prefund certain estimated expansion capital expenditures and $10.0 million for working capital purposes before the cash distribution to MPC.

Reconciliation of Cash Proceeds

(In millions)
Total proceeds from the Offering	$437.7
Less: Offering Costs	(31.0)
Less: Revolving credit facility origination fees	(2.4)

Net proceeds from the Offering	404.3
Less: Cash retained by MPLX LP	(10.0)
Less: Cash contribution to Pipe Line Holdings	(191.6)

Net proceeds distributed to MPC from the Offering	$202.7

Revolving Credit Agreement

On September 14, 2012, MPLX Operations LLC (“MPLX Operations”), an affiliate of MPC that became a wholly-owned subsidiary of the Partnership upon consummation of the Offering, as the borrower, and the Partnership, as the parent guarantor, entered into a five-year revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. Upon the consummation of the Offering, MPLX has an initial borrowing loan capacity of $500.0 million. MPLX Operations has the right to seek to increase the total amount available under the Credit Agreement to $800.0 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The Credit Agreement includes letter of credit issuing capacity of up to $250.0 million and swingline loan capacity up to $50.0 million. MPLX Operations may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions).

Borrowings of revolving loans under the Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging from 1.00 percent to 2.00 percent, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from zero percent to 1.00 percent. Prior to the Partnership receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the Credit Agreement), the margin that is added to the applicable interest rate is based on the Partnership’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once the Partnership receives a rating, the margin added to the applicable interest rate will be based on the Partnership’s credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or the Partnership’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

Commercial Agreements

At the closing of the Offering, the Partnership entered into long-term, fee-based transportation services agreements with MPC. On October 1, 2012, MPL entered into long-term, fee-based storage services agreements with MPC. Under these agreements, we will provide transportation and storage services to MPC and MPC will commit to provide us with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane. We believe the terms and conditions under these agreements, as well as our initial agreements with MPC described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements with MPC include:

•

three separate 10-year transportation services agreements and one five-year transportation services agreement under which MPC pays the Partnership fees for transporting crude oil on each of our crude oil pipeline systems;

•	four separate 10-year transportation services agreements under which MPC pays the Partnership fees for transporting products on each of our product pipeline systems;

•	a five-year transportation services agreement under which MPC pays the Partnership fees for handling crude oil and products at our Wood River, Illinois barge dock;

•	a 10-year storage services agreement under which MPC pays the Partnership fees for providing storage services at our Neal, West Virginia butane cavern; and

•	four separate three-year storage services agreements under which MPC pays the Partnership fees for providing storage services at our tank farms.

All of our transportation services agreements for our crude oil and product pipeline systems (other than our Wood River, Illinois to Patoka, Illinois crude system) will automatically renew for up to two additional five-year terms unless terminated by either party. The transportation services agreements for our Wood River to Patoka crude system and our barge dock will automatically renew for up to four additional two-year terms unless terminated by either party. Our butane cavern storage services agreement will not automatically renew. Our storage services agreements for our tank farms automatically renew for additional one-year terms unless terminated by either party.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. If the minimum capacity of the pipeline falls below the level of MPC’s commitment at any time or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, MPC’s commitment may be reduced or MPC will receive a credit for its minimum volume commitment for that period. In addition to MPC’s minimum volume commitment, MPC will also be responsible for any loading, handling, transfer and other charges with respect to volumes we transport for MPC. If we agree to make any capital expenditures at MPC’s request, MPC will reimburse us for, or we will have the right in certain circumstances, to file for an increased tariff rate to recover the actual cost of such capital expenditures. Our transportation services agreements include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include MPC deciding to permanently or indefinitely suspend refining operation at one or more of its refineries for at least twelve consecutive months and certain force majeure events that would prevent us or MPC from performing required services under the applicable agreement.

Under the storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC will pay us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Beginning on January 1, 2014, our storage services agreements will be adjusted based on changes in the producer price index.

Operating Agreements

At the closing of the Offering, the Partnership entered into an operating services agreement with MPC in which we will operate various pipeline systems owned by MPC. In addition, under existing operating services agreements that MPL had previously entered into with MPC and third parties, MPL will continue to operate various pipeline systems owned by MPC and third parties. Under these operating services agreements, the Partnership receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to five years in length and automatically renew unless terminated by either party.

Management Services Agreements

Prior to the closing of the Offering, MPL entered into two management services agreements with MPC under which we provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets. We receive fixed annual fees under the agreements for providing the required management services, initially in the amount of $0.7 million and thereafter adjusted annually for inflation and based on changes in the scope of management services provided.

Omnibus Agreement

Upon the closing of the Offering, the Partnership entered into an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement of MPC for the provision of certain general and administrative services to us, as well as MPC’s indemnification of us for certain matters, including environmental, title and tax matters.

Employee Services Agreements

Effective October 1, 2012, the Partnership entered into two employee services agreements with MPC under which we have agreed to reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms.

3. Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the entity is required to perform the two step goodwill impairment test. The adoption of this accounting standards update in the first quarter of 2012 did not have an impact on our combined results of operations, financial position or cash flows. We perform the annual goodwill impairment testing for our reporting unit in the fourth quarter.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments were to be applied prospectively and were effective in interim and annual periods beginning with the first quarter of 2012 with early application not permitted. This accounting standards update was adopted in the first quarter of 2012 and was applied prospectively. The adoption of these amendments did not have a significant impact on our combined results of operations, financial position or cash flows.

Not Yet Adopted

In December 2011, the FASB issued an accounting standards update that requires disclosure of additional information related to recognized financial and derivative instruments that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods. Adoption of this update is not expected to have an impact on our combined results of operations, financial position or cash flows.

4. Related Party Transactions

Our related parties included:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast and Southeast regions of the United States.

•	Marathon Oil until June 30, 2011.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest. Muskegon owns a common carrier products pipeline.

We believe that transactions with related parties, other than certain transactions with MPC and Marathon Oil related to the provision of administrative services, were conducted on terms comparable to those with unrelated parties. See below for a description of transactions with MPC and Marathon Oil.

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
MPC	$96.6	$89.1	$265.8	$253.4

Related party sales to MPC consisted of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

The fees received for operating pipelines for related parties included in other income – related parties on the combined statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
MPC	$3.0	$2.0	$8.8	$3.5
Marathon Oil	—	—	—	1.9
Centennial	0.1	0.3	0.7	0.8
Muskegon	0.1	0.1	0.1	0.1

Total	$3.2	$2.4	$9.6	$6.3

MPC and, prior to June 30, 2011, Marathon Oil performed certain services related to information technology, engineering, legal, human resources and other financial and administrative services. Rates for shared services were negotiated between us and the service providers. Where costs incurred on our behalf could not practically be determined by specific identification, these costs were primarily allocated to us based on capital employed, wages or headcount. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone company during the periods presented.

Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities and employees. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
MPC	$4.4	$3.8	$11.3	$10.8
Marathon Oil	—	—	—	0.5

Total	$4.4	$3.8	$11.3	$11.3

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities and employees, and allocations of corporate overhead costs from MPC and Marathon Oil. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
MPC	$5.9	$5.4	$17.4	$12.0
Marathon Oil	—	—	—	1.7

Total	$5.9	$5.4	$17.4	$13.7

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
MPC	$1.4	$1.1	$4.0	$2.1

For purposes of these combined financial statements, we are considered to participate in multiemployer benefit plans of MPC. Our allocated share of MPC’s employee benefit plan expenses, including costs related to stock-based compensation plans, is shown in the table below by income statement line and is based upon a percentage of the salaries and wages of employees whose costs are recorded in each income statement line. The costs of employees directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of employees involved in executive management, accounting and human resources activities are classified as general and administrative expenses. Our allocated share of benefit plan expenses recorded in general and administrative expenses for the three and nine months ended September 30, 2012 included $2.8 million and $9.5 million of pension expenses related to lump sum payments made by MPC during the three and nine months ended September 30, 2012. Expenses for employee benefit plans other than stock-based compensation plans are allocated to us primarily as a percentage of headcount. For the stock-based compensation plans, we were charged with the expenses directly attributed to our employees which were $0.2 million for both the three months ended September 30, 2012 and 2011 and $0.8 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Purchases from related parties	$3.3	$3.6	$10.0	$10.2
General and administrative expenses	5.0	3.5	19.5	10.4

Total	$8.3	$7.1	$29.5	$20.6

Receivables from related parties were as follows:

(In millions)	September 30, 2012	December 31, 2011
MPC	$58.9	$52.5
Centennial	0.5	0.5
Muskegon	0.3	0.4

Total	$59.7	$53.4

Payables to related parties were as follows:

(In millions)	September 30, 2012	December 31, 2011
MPC	$3.1	$1.9
Muskegon	0.6	—

Total	$3.7	$1.9

To centralize cash management activities for MPC, MPC Investment Fund, Inc. (“MPCIF”), a wholly owned subsidiary of MPC, was established and an agreement was executed on June 21, 2011 between MPCIF and MPL and ORPL. On a daily basis, we sent our excess cash to MPCIF as an advance or requested cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party or as loans payable to related party. Our loans receivable from MPCIF was $220.4 million at December 31, 2011. These agreements were terminated on September 28, 2012, in connection with the Offering.

Our investments in shares of Redeemable Class A, Series 1 Preferred Stock of MOC Portfolio Delaware, Inc., a subsidiary of Marathon Oil, (“PFD Preferred Stock”) were accounted for as investments in related party available-for-sale debt securities and were redeemed prior to June 30, 2011.

Related party interest and other financial income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Dividend income:
PFD Preferred Stock	$—	$—	$—	$1.9
Interest income:
Loans receivable from MPCIF	0.5	0.2	1.3	0.2

Related party interest and other financial income	$0.5	$0.2	$1.3	$2.1

We also recorded property, plant and equipment additions related to capitalized interest incurred by MPC on our behalf of
$0.7 million in the nine months ended September 30, 2012, which was reflected as a contribution from MPC.

Certain asset transfers between us and MPC and certain expenses, such as stock-based compensation, incurred by MPC on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash capital distribution to MPC was $0.5 million in the nine months ended September 30, 2011.

5. Other Items

Interest and other financial income (costs) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest expense	$(0.2)	$(0.2)	$(0.5)	$(0.6)
Interest capitalized	0.2	0.2	0.5	0.4

Interest and other financial income (costs)	$—	$—	$—	$(0.2)

6. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Texas and Tennessee.

7. Inventories

(In millions)	September 30, 2012	December 31, 2011
Crude oil	$1.6	$0.8
Materials and supplies	8.5	8.2

Total (at cost)	$10.1	$9.0

8. Property, Plant and Equipment

(In millions)	September 30, 2012	December 31, 2011
Land	$5.2	$5.2
Pipelines and related assets	1,202.6	1,104.4
Tanks and delivery facilities	77.1	74.6
Other	10.5	10.3
Assets under construction	38.8	46.3

Total	1,334.2	1,240.8
Less accumulated depreciation	375.9	374.0

Net property, plant and equipment	$958.3	$866.8

9. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

The following is a reconciliation of the net beginning and ending balances recorded for net assets classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2011. There were no assets classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2012.

(In millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Beginning balance	$—	$51.1
Purchases of PFD Preferred Stock(a)	—	260.6
Redemptions of PFD Preferred Stock(a)	—	(311.7)

Ending balance	$—	$—

(a)

For information on PFD Preferred Stock, see Note 4. The fair value of our PFD Preferred Stock investment was measured using an income approach since the securities were not publicly traded; therefore, they were classified as Level 3 in the fair value hierarchy.

Fair Values—Reported

Our current assets and liabilities include financial instruments, the most significant of which were our loans receivable from a related party. The fair value of the loans receivable from MPCIF was measured using an income approach where the recorded value of $220.4 million on December 31, 2011 approximated market value due to the loan to MPCIF being due upon demand. This measurement is classified as Level 3.

Our other primary financial instruments are trade receivables and payables. We believe the carrying values of our remaining current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments (e.g., less than 1 percent of our trade receivables and payables are outstanding for greater than 90 days), (2) MPC’s investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

10. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2012	2011
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$—	$0.2
Income taxes paid through MPC	0.2	0.2

The combined statements of cash flows exclude changes to the combined balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2012	2011
Additions to property, plant and equipment	$109.2	$22.2
Plus: Increase in capital accruals	9.0	2.7
Retirement expense	2.6	0.8

Total capital expenditures	$120.8	$25.7

The following is a reconciliation of contributions from (distributions to) MPC:

	Nine Months Ended September 30,
(In millions)	2012	2011
Contributions from (distributions to) MPC per combined statements of cash flows	$(165.5)	$17.7
Non-cash distributions to MPC	—	(0.5)

Contributions from (distributions to) MPC per combined statements of net investment	$(165.5)	$17.2

11. Commitments and Contingencies

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which we have not recorded an accrued liability, we are unable to estimate a range of possible losses for the reasons discussed in more detail below. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental matters—We are subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance.

At September 30, 2012 and December 31, 2011, accrued liabilities for remediation totaled $2.0 million and $2.3 million, respectively. At September 30, 2012 and December 31, 2011, it is reasonably possible that an estimated loss existed of up to $0.5 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

Administrative Proceedings—On August 24, 2010, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order to MPL related to an incident at St. James, Louisiana on March 10, 2009. In May 2012, we and PHMSA entered into a Consent Agreement and Order under which we agreed to pay a civil penalty of $842,650 and to undertake and complete (over a 42-month period) a Supplemental Safety and Environmental Project with a minimum cost of $305,000. The civil penalty of $842,650 was paid in May 2012.

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.6 million as of September 30, 2012, which consist of leases of vehicles extending through 2017 that contain general lease indemnities and guaranteed residual values.

Over the years, we have sold various assets in the normal course of our business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require us to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. We are typically not able to calculate the maximum potential amount of future payments that could be made under such contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.

Contractual commitments—At September 30, 2012, our contractual commitments to acquire property, plant and equipment totaled $11.4 million. Our contractual commitments at September 30, 2012 were primarily related to an upgrade project on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline system.

12. Subsequent Events

On October 30, 2012, prior to the Offering and as a result of the termination of the agreements with MPCIF described in Note 4, MPL and ORPL paid dividends that totaled $98.8 million to MPC.

On October 31, 2012, in conjunction with the Offering, MPL distributed to MPC its minority undivided joint interests in two crude oil pipeline systems. The revenues, expenses, assets and liabilities attributable to these two pipeline systems were included in the Predecessor combined financial statements for periods prior to the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or prospectively (starting October 31, 2012), refer to MPLX LP and its subsidiaries, including MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), a wholly owned subsidiary of MPLX LP. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited combined financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited combined financial statements and accompanying footnotes in our prospectus related to the initial public offering of MPLX LP dated October 25, 2012, as filed with the SEC on October 29, 2012 (the “Prospectus”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see “Risk Factors” in the Prospectus.

The Initial Public Offering

On October 26, 2012, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed its initial public offering of 19,895,000 common units at a price to the public of $22.00 per unit, which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters.

In exchange for MPC’s contribution of assets and liabilities to the Partnership, MPC received:

•	17,056,515 common units and 36,951,515 subordinated units, representing an aggregate 71.6 percent limited partner interest in us;

•	all of our incentive distribution rights;

•	1,508,225 general partner units, representing a 2.0 percent general partner interest; and

•	an aggregate cash distribution of $202.7 million.

The Partnership received net proceeds of $404.3 million from the sale of 19,895,000 common units, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses (the “Offering Costs”) of approximately $31.0 million and financing costs of $2.4 million. The Partnership retained $191.6 million of these net proceeds to prefund certain estimated expansion capital expenditures and $10.0 million for working capital purposes before the cash distribution to MPC.

Commercial Agreements. At the closing of the Offering, the Partnership entered into long-term, fee-based transportation services agreements with MPC. On October 1, 2012, MPL entered into long-term, fee-based storage services agreements with MPC. Under these agreements, we will provide transportation and storage services to MPC, and MPC will commit to provide us with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane. We believe the terms and conditions under these agreements, as well as our initial agreements with MPC described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements with MPC include:

•

three separate 10-year transportation services agreements and one five-year transportation services agreement under which MPC pays the Partnership fees for transporting crude oil on each of our crude oil pipeline systems;

•	four separate 10-year transportation services agreements under which MPC pays the Partnership fees for transporting products on each of our product pipeline systems;

•	a five-year transportation services agreement under which MPC pays the Partnership fees for handling crude oil and products at our Wood River, Illinois barge dock;

•	a 10-year storage services agreement under which MPC pays the Partnership fees for providing storage services at our Neal, West Virginia butane cavern; and

•	four separate three-year storage services agreements under which MPC pays the Partnership fees for providing storage services at our tank farms.

All of our transportation services agreements for our crude oil and product pipeline systems (other than our Wood River, Illinois to Patoka, Illinois crude system) will automatically renew for up to two additional five-year terms unless terminated by either party. The transportation services agreements for our Wood River to Patoka crude system and our barge dock will automatically renew for up to four additional two-year terms unless terminated by either party. Our butane cavern storage services agreement will not automatically renew. Our storage services agreements for our tank farms automatically renew for additional one-year terms unless terminated by either party.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. If the minimum capacity of the pipeline falls below the level of MPC’s commitment at any time or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, MPC’s commitment may be reduced or MPC will receive a credit for its minimum volume commitment for that period. In addition to MPC’s minimum volume commitment, MPC will also be responsible for any loading, handling, transfer and other charges with respect to volumes we transport for MPC. If we agree to make any capital expenditures at MPC’s request, MPC will reimburse us for, or we will have the right in certain circumstances, to file for an increased tariff rate to recover the actual cost of such capital expenditures. Our transportation services agreements include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include MPC deciding to permanently or indefinitely suspend refining operation at one or more of its refineries for at least twelve consecutive months and certain force majeure events that would prevent us or MPC from performing required services under the applicable agreement.

Under the storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC will pay us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Beginning on January 1, 2014, our storage services agreements will be adjusted based on changes in the producer price index.

Operating Agreements. At the closing of the Offering, the Partnership entered into an operating services agreement with MPC in which we will operate various pipeline systems owned by MPC. In addition, under existing operating services agreements that MPL had previously entered into with MPC and third parties, MPL will continue to operate various pipeline systems owned by MPC and third parties. Under these operating services agreements, the Partnership receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to five years in length and automatically renew.

Management Services Agreements. Prior to the closing of the Offering, MPL entered into two management services agreements with MPC under which we provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets. We receive fixed annual fees under the agreements for providing the required management services, initially in the amount of $0.7 million and thereafter adjusted annually for inflation and based on changes in the scope of management services provided.

Omnibus Agreement. Upon the closing of the Offering, the Partnership entered into an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement of MPC for the provision of certain general and administrative services to us, as well as MPC’s indemnification of us for certain matters, including environmental, title and tax matters.

Employee Services Agreements. Effective October 1, 2012, the Partnership entered into two employee services agreements with MPC under which we have agreed to reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms.

Partnership Overview

We are a fee-based, growth-oriented limited partnership formed by MPC to own, operate, develop and acquire crude oil, refined product and other hydrocarbon-based product pipelines and other midstream assets. Subsequent to the Offering, our primary assets consist of:

•	a 51.0% general partner interest in Pipe Line Holdings, a newly-formed entity that owns a 100.0% interest in MPL and ORPL, which in turn collectively own:

•

a network of pipeline systems that includes approximately 962 miles of common carrier crude oil pipelines and approximately 1,819 miles of common carrier product pipelines extending across nine states. This network includes approximately 153 miles of common carrier crude oil and product pipelines that we operate under long-term leases with third parties;

•	a barge dock located on the Mississippi River near Wood River, Illinois with approximately 80 thousand barrels per day (“mbpd”) of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100.0% interest in a butane cavern located in Neal, West Virginia with approximately 1.0 million barrels of storage capacity that serves MPC’s Catlettsburg, Kentucky refinery.

As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. The only outstanding partnership interests in Pipe Line Holdings are our 51.0% general partner interest and the 49.0% limited partner interest retained by MPC. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations.

How We Generate Revenue

We generate revenue primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge dock and fees for storing crude oil and products at our storage facilities. We are also the operator of additional crude oil and product pipelines owned by MPC and its affiliates and third parties for which we are paid operating fees. We do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities.

MPC historically has been, and will continue to be for the foreseeable future, the source of the substantial majority of our revenues. On October 31, 2012, concurrent with the Offering, we entered into new long-term, fee-based transportation services agreements with MPC with minimum volume commitments. MPC historically has shipped volumes in excess of its minimum throughput commitment for most of our crude oil and product pipeline systems and we expect those excess shipments to continue. In conjunction with the Offering, on October 1, 2012, we entered into new long-term, fee-based storage services agreements with MPC. We believe these transportation and storage services agreements will promote stable and predictable cash flows.

In the future, we plan to seek increased third-party volumes on our crude oil and product pipelines. We believe that the strategic location of our assets and their ability to access attractively priced crude oil and to supply products to various markets may create opportunities to capture incremental third-party business and facilitate our growth. The substantial majority of our revenues are generated under our transportation and storage services agreements with, and tariffs and fees paid by, MPC. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on MPC and its future growth.

We also plan to pursue acquisitions of complementary assets from MPC as well as third parties. We believe MPC will offer us the opportunity to purchase additional midstream assets that it owns, including additional interests in Pipe Line Holdings. We may pursue acquisitions in coordination with MPC. Our third-party acquisition strategy includes midstream assets both within our existing geographic footprint and in new areas.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) income from operations; (iii) Adjusted EBITDA; and (iv) distributable cash flow.

Throughput Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and other hydrocarbon-based products that we transport for our customers. The volumes transported on our pipelines are primarily affected by the supply of and demand for crude oil and products in the markets served directly or indirectly by our assets. Although MPC has committed to minimum throughput volumes under the transportation services agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our pipeline systems;

•

increase throughput volumes on our pipeline systems by making outlet connections to existing or new third-party pipelines or other facilities, primarily driven by the anticipated supply of and demand for crude oil and products;

•	identify and execute organic expansion projects, and capture incremental MPC and third-party volumes; and

•	increase throughput volumes via acquisitions.

Income from Operations. Income from operations represents our total revenue and other income less our total costs and expenses. Our management seeks to maximize our income from operations by maximizing revenue and managing our expenses. We generate revenue primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge dock and fees for storing crude oil and products at our storage facilities. The Federal Energy Regulatory Commission (“FERC”) regulates the tariffs we can charge on our common carrier pipelines; however, as volumes of crude oil, refined products and other hydrocarbon-based products handled through our pipelines fluctuate, so does our revenue.

Total costs and expenses include cost of revenues, purchases from related parties, depreciation, general and administrative expenses and other taxes. These expenses are primarily comprised of labor expenses, repairs and maintenance expenses, fuel and power costs, lease costs, property and payroll taxes and administrative expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We intend to manage our maintenance expenditures on our pipelines and storage assets by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

Adjusted EBITDA and Distributable Cash Flow. We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes and net interest and other financial income (costs). Although we have not quantified distributable cash flow for our Predecessor, the Partnership intends to use distributable cash flow, which we define as Adjusted EBITDA less net cash interest paid, income taxes paid and maintenance capital expenditures, to analyze our performance. Distributable cash flow and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP.

Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance compared to other publicly traded partnerships in our industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities. Adjusted EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Additionally, because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations subsequent to the Offering may not be comparable to our Predecessor’s historical results of operations for the reasons described below:

Joint Interest Assets. Our Predecessor’s results of operations historically included revenues and expenses relating to our Predecessor’s minority undivided joint interests in the Capline and Maumee crude oil pipeline systems. We refer to our Predecessor’s minority undivided joint interests in these pipeline systems as the joint interest assets. While third parties operate the joint interest assets, our Predecessor published tariffs and collected revenues from shippers that utilized capacity attributable to our Predecessor’s undivided interest portion of the joint interest assets, and paid the operator of the joint interest assets for our Predecessor’s proportionate share of all costs and expenses related to the operation and maintenance of the joint interest assets. MPC did not contribute the joint interest assets to us in connection with the Offering and our results of operations subsequent to the Offering do not include the joint interest assets.

Contribution of 51.0% General Partner Interest in Pipe Line Holdings. Our Predecessor’s results of operations historically included 100.0% of the revenues and expenses relating to the assets that were contributed to us, as well as the joint interest assets that were not contributed to us. At the closing of the Offering, MPC contributed to us a 51.0% general partner interest in Pipe Line Holdings. Following the closing of the Offering, we will consolidate the results of operations of Pipe Line Holdings and then record a 49.0% noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC.

Neal Butane Cavern. Our Predecessor’s results of operations historically have included no revenues or expenses associated with our Neal butane cavern. The cavern was placed into service on August 1, 2012, and was contributed to the Partnership at the closing of the Offering.

Revenues. Following the closing of the Offering, most of our revenues are generated from the transportation and storage services agreements that we entered into with MPC in conjunction with the Offering and under which MPC pays us fees for transporting crude oil and products on our pipeline systems, for handling crude oil and products at our barge dock and for providing storage services at our tank farms and butane cavern. These contracts contain minimum volume commitments. Historically, our Predecessor did not have long-term transportation and storage arrangements with MPC. In addition, we expect to generate revenue generally not previously recognized by our Predecessor related to the following:

•	general tariff increases that will go into effect on a majority of our pipeline systems on July 1, 2013 in accordance with the FERC’s indexing methodology;

•	a tariff increase that went into effect in October 2012 on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline related to upgrades on that pipeline; and

•	a tariff increase that went into effect in October 2012 on our Robinson, Illinois to Mt. Vernon, Indiana product pipeline to more accurately reflect our costs of operating the pipeline.

General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by MPC, as well as certain overhead expenses allocated by Marathon Oil through June 30, 2011, for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of utilization, capital employed, wages or headcount. Following the closing of the Offering, MPC continues to charge us a combination of direct and allocated charges for administrative and operational services, which are projected to be higher than those charged to our Predecessor due to MPC’s provision of additional services, and a fixed annual fee for the provision of executive management services by certain executive officers of our general partner. We also expect to incur an additional $3.4 million of incremental annual general and administrative expenses as a result of being a separate publicly traded partnership.

Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of MPC’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from MPC to satisfy its capital expenditure requirements. Following the closing of the Offering, we intend to make cash distributions to our unitholders at an initial distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the excess cash generated by our operations. We also retained $10.0 million from the net proceeds of the Offering for general partnership purposes and contributed $191.6 million from the net proceeds of the Offering to Pipe Line Holdings, which Pipe Line Holdings retained on behalf of us and MPC in order to fund our respective pro rata share of the estimated total cost of certain expansion capital expenditures over the two years following the Offering, based on our and MPC’s ownership interest in Pipe Line Holdings. We expect to fund any other future expansion capital expenditures primarily from external sources, including borrowings under our $500.0 million revolving credit facility and potential future issuances of equity and debt securities.

Results of Operations

The table below and descriptions that follow represent those of our Predecessor. Our future results of operations subsequent to the Offering may not be comparable to our Predecessor’s historical results of operations for the reasons discussed above under “-Factors Affecting the Comparability of Our Financial Results.” See the Prospectus for unaudited pro forma combined financial data.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues	$19.6	$15.9	$3.7	$53.5	$44.5	$9.0
Sales to related parties	96.6	89.1	7.5	265.8	253.4	12.4
Loss on sale of assets	—	—	—	(0.3)	—	(0.3)
Other income	1.7	1.9	(0.2)	5.0	2.3	2.7
Other income - related parties	3.2	2.4	0.8	9.6	6.3	3.3

Total revenues and other income	121.1	109.3	11.8	333.6	306.5	27.1

Costs and expenses:
Cost of revenues (excludes items below)	53.5	39.7	13.8	136.0	114.3	21.7
Purchases from related parties	7.7	7.4	0.3	21.3	21.5	(0.2)
Depreciation	9.4	9.7	(0.3)	27.8	27.4	0.4
General and administrative expenses	11.2	10.7	0.5	38.1	27.1	11.0
Other taxes	3.0	2.7	0.3	9.7	8.8	0.9

Total costs and expenses	84.8	70.2	14.6	232.9	199.1	33.8

Income from operations	36.3	39.1	(2.8)	100.7	107.4	(6.7)
Related party interest and other financial income	0.5	0.2	0.3	1.3	2.1	(0.8)
Interest and other financial income (costs)	—	—	—	—	(0.2)	0.2

Income before income taxes	36.8	39.3	(2.5)	102.0	109.3	(7.3)
Provision (benefit) for income taxes	(0.1)	—	(0.1)	0.1	—	0.1

Net income	$36.9	$39.3	$(2.4)	$101.9	$109.3	$(7.4)

Adjusted EBITDA	$45.7	$48.8	$(3.1)	$128.5	$134.8	$(6.3)
Pipeline throughput (mbpd):
Crude oil pipelines	1,136	1,205	(69)	1,150	1,200	(50)
Product pipelines	1,044	1,128	(84)	972	1,039	(67)

Total	2,180	2,333	(153)	2,122	2,239	(117)

Crude oil pipelines (light equivalent barrels)	1,171	1,288	(117)	1,186	1,270	(84)
Average tariff rates ($ per barrel):(a)
Crude oil pipelines	$0.58	$0.49	$0.09	$0.55	$0.48	$0.07
Product pipelines	0.53	0.44	0.09	0.50	0.45	0.05
Total pipelines	0.56	0.47	0.09	0.53	0.47	0.06

(a)	Average tariff rates calculated using pipeline transportation revenues divided by physical pipeline throughput barrels.

The following tables present a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Reconciliation of Net Income to Adjusted EBITDA:
Net Income	$36.9	$39.3	$101.9	$109.3
Plus:
Depreciation	9.4	9.7	27.8	27.4
Provision (benefit) for income taxes	(0.1)	—	0.1	—
Less:
Net interest and other financial income	0.5	0.2	1.3	1.9

Adjusted EBITDA	$45.7	$48.8	$128.5	$134.8

	Nine Months Ended September 30,
(In millions)	2012	2011
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$121.8	$141.6
Less:
Increase (decrease) in working capital	(2.9)	3.9
Net interest and other financial income	1.3	1.9
All other, net	(5.2)	1.2
Plus:
Net loss on sale of assets	(0.3)	—
Income taxes paid	0.2	0.2

Adjusted EBITDA	$128.5	$134.8

Combined net income was $2.4 million and $7.4 million lower in the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily due to increases in cost of revenues and general and administrative expenses that exceeded increases in total revenues and other income.

Total sales and other operating revenues, including sales to related parties, increased $11.2 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to a $7.5 million increase in sales to related parties. The increase in sales to related parties reflects a $14.0 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems, partially offset by a $6.5 million decrease related to a 182 mbpd decrease in related party crude oil and product volumes shipped. Sales and other operating revenues increased $3.7 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to a $1.7 million increase related to higher average tariffs received on the volumes of products shipped and a $1.3 million increase related to a 29 mbpd increase in third-party crude oil and products volumes shipped.

Total sales and other operating revenues, including sales to related parties, increased $21.4 million in the first nine months of 2012 compared to the first nine months of 2011, due to a $12.4 million increase in sales to related parties and a $9.0 million increase in sales and other operating revenues. The increase in sales to related parties was primarily related to a $35.2 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems, partially offset by a $22.7 million decrease related to a 152 mbpd decrease in related party crude oil and products volumes shipped. The decrease in volumes shipped was primarily related to the Capline crude system and the Garyville, Louisiana to Zachary, Louisiana products system. In response to changes in crude oil supply sourcing, we converted our Roxanna, Illinois to Patoka, Illinois pipeline to crude oil service and made improvements to our Wood River, Illinois barge dock, which partially offset a decrease in volumes shipped on the Capline crude system. The increase in sales and other operating revenues was primarily related to a $5.2 million increase due to higher average tariffs received on the volumes of products shipped and a $1.9 million increase related to a 15 mbpd increase in third-party crude oil volumes shipped.

Other income and other income – related parties increased $0.6 million in the third quarter and $6.0 million in the first nine months of 2012 compared to the corresponding periods of 2011. The increase in the third quarter of 2012 was primarily due to an increase in fees received for operating MPC’s private pipeline systems, partially offset by a decrease in operating fees received from Marathon Oil. The increase in the first nine months of 2012 was primarily due to higher operating fees received from MPC and Marathon Oil, which were increased to reflect arm’s-length rates.

Cost of revenues increased $13.8 million in the third quarter and $21.7 million in the first nine months of 2012 compared to the corresponding periods of 2011. The increases were primarily due to higher outside services costs of $10.9 million and $13.3 million, respectively, primarily related to mechanical integrity work on our pipelines. The first nine months of 2012 also had unfavorable changes in measurement differences of $4.1 million.

General and administrative expenses increased $0.5 million in the third quarter and $11.0 million in the first nine months of 2012 compared to the corresponding periods of 2011. The increases were primarily due to $2.8 million and $9.5 million of pension settlement expenses recorded in the third quarter and first nine months of 2012. The impact to the third quarter of 2012 was partially offset by lower employee compensation and benefit expenses. The first nine months of 2012 also had higher expense allocations from MPC resulting from MPC’s increased costs associated with information technology, human resources and accounting.

Related party interest and other financial income decreased $0.8 million in the first nine months of 2012 compared to the first nine months of 2011. We had an increase of $1.1 million in interest income in the first nine months of 2012 from loans receivable from MPCIF compared to $1.9 million of dividend income in the first nine months of 2011 from our investment in PFD Preferred Stock. See Note 4 to the unaudited combined financial statements for further discussion of our loans receivable from MPCIF and our investment in PFD Preferred Stock.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $68.5 million at September 30, 2012 compared to $0.1 million at December 31, 2011. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
(In millions)	2012	2011
Net cash provided by (used in):
Operating activities	$121.8	$141.6
Investing activities	112.6	(145.3)
Financing activities	(166.0)	17.2

Total	$68.4	$13.5

Net cash provided by operating activities decreased $19.8 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to a $7.4 million decrease in net income, a $6.8 million unfavorable impact from changes in working capital and a $5.6 million unfavorable impact from other operating activities. Cash used in changes in working capital of $2.9 million in the first nine months of 2012 was primarily due to a $6.3 million increase in receivables from related parties and a $1.1 million increase in inventories, partially offset by a $1.9 million decrease in current receivables, a $1.8 million increase in payables to related parties and a $1.7 million increase in payroll and benefits payable. Cash provided by changes in working capital of $3.9 million in the first nine months of 2011 was primarily due to a $3.1 million decrease in receivables from related parties.

Investing activities were a $112.6 million source of cash in the first nine months of 2012 compared to a $145.3 million use of cash the first nine months of 2011, primarily due to a $395.9 million positive change in cash flows from loans to related parties, partially offset by an $87.0 million increase in additions to property, plant and equipment and a $51.1 million decrease in cash provided by investments in related party debt securities. Loans to related parties consisted of collections from MPCIF of $221.7 million in the first nine months of 2012 compared to advances to MPCIF of $174.2 million in the first nine months of 2011. Additions to property, plant and equipment of $109.2 million in the first nine months of 2012 were primarily due to expansion capital expenditures, including the major upgrade project on our Patoka to Catlettsburg crude oil pipeline. Additions to property, plant and equipment of $22.2 million in the first nine months of 2011 were primarily expansion capital expenditures. Investments in related party debt securities consisted of net redemptions of PFD Preferred Stock of $51.1 million in the first nine months of 2011 compared to no activity in the first nine months of 2012 since the agreement with PFD was terminated in June 2011.

Financing activities were a use of cash of $166.0 million in the first nine months of 2012 compared to a source of cash of $17.2 million in the first nine months of 2011, primarily due to distributions to and contributions from MPC, respectively.

Capital Resources

Historically, our sources of liquidity included cash generated from operations and funding from MPC. In 2011, we invested our excess cash in the preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. The agreement with PFD was terminated effective June 30, 2011. On June 21, 2011, we executed agreements with MPCIF, which allowed us, on a daily basis, to send our excess cash to MPCIF as an advance or request cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party. The agreements with MPCIF were terminated on September 28, 2012 in conjunction with the Offering. See Note 4 to the unaudited combined financial statements for additional information regarding PFD Preferred Stock and our agreements with MPCIF. Following the Offering, MPC invests our excess cash on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.

In addition to our retention of $10.0 million of the net proceeds from the Offering for general partnership purposes, including to fund our working capital needs, and Pipe Line Holdings’ retention of $191.6 million of the net proceeds from the Offering to fund certain expansion capital expenditures over the two-year period following the Offering, we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit agreement and potential issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

On September 14, 2012, MPLX Operations LLC (“MPLX Operations”), an affiliate of MPC that became a wholly owned subsidiary of the Partnership upon consummation of the Offering, as the borrower, and the Partnership, as the parent guarantor, entered into a five-year revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. Upon the consummation of the Offering, MPLX has an initial borrowing loan capacity of $500.0 million. MPLX Operations has the right to seek to increase the total amount available under the Credit Agreement to $800.0 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The Credit Agreement includes letter of credit issuing capacity of up to $250.0 million and swingline loan capacity up to $50.0 million. MPLX Operations may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions).

Borrowings of revolving loans under the Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging from 1.00 percent to 2.00 percent, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging from zero percent to 1.00 percent. Prior to the Partnership receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the Credit Agreement), the margin that is added to the applicable interest rate is based on the Partnership’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once the Partnership receives a rating, the margin added to the applicable interest rate will be based on the Partnership’s credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or the Partnership’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

Capital Requirements

Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term. Examples of expansion capital expenditures include the acquisition of equipment or the construction, development or acquisition of additional pipeline or storage capacity.

Our capital expenditures for the nine months ended September 30, 2012 and 2011 are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2012	2011
Maintenance	$14.8	$6.6
Expansion (1)	106.0	19.1

Total capital expenditures	120.8	25.7
Less: Increase in capital accruals	9.0	2.7
Retirement expenditures	2.6	0.8

Additions to property, plant and equipment	$109.2	$22.2

(1)	Includes 100% of Capline and Maumee crude oil pipeline systems capital expenditures.

Our current capital budget for 2012 is $147.5 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. The budget includes $27.3 million for maintenance capital expenditures, primarily related to valve replacement, safety and security expenditures and electrical system maintenance. Also included in the budget is $120.2 million for expansion capital expenditures, including $82.3 million related to a major upgrade project on our Patoka to Catlettsburg crude oil pipeline, $14.3 million for the expansion of our Detroit, Michigan crude oil pipeline system associated with the heavy oil upgrading and expansion project at MPC’s Detroit refinery, and $11.2 million for the installation of crude oil blending equipment at our Patoka tank farm. We continuously evaluate our capital budget and make changes as conditions warrant.

We intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units outstanding immediately after completion of the Offering. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not have a legal obligation to distribute any particular amount per common unit.

Contractual Cash Obligations

As of September 30, 2012, our contractual cash obligations included capital and operating lease obligations and purchase obligations for services and to acquire property, plant and equipment. There were no material changes to these obligations outside the ordinary course of business since June 30, 2012.

On September 14, 2012, we entered into a five-year revolving credit agreement that became effective upon the closing of the Offering. This agreement includes commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion of the $500.0 million borrowing capacity, depending on the financial covenant ratio specified in the agreement or the Partnership’s credit rating. Based on the commitment fee currently in place, if no funds are borrowed, our minimum annual commitment would be $1.0 million.

At the closing of the Offering, we entered into an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement of MPC for the provision of certain general and administrative services to us. The omnibus agreement will remain in full force and effect so long as MPC controls our general partner. Under the omnibus agreement, we will pay to MPC in equal monthly installments an initial annual amount of approximately $31.8 million for the provision of certain general and administrative services by MPC and its affiliates. The annual amount includes a fixed annual fee of approximately $3.5 million for the provision of certain executive management services by certain officers of our general partner. We will also pay MPC additional amounts based on the costs actually incurred by MPC and its affiliates in providing other services, except for the portion of the amount attributable to engineering services, which will be based on the amounts actually incurred by MPC and its affiliates plus 6.0% of such costs. In addition, we are obligated to reimburse MPC for any out-of-pocket costs and expenses incurred by MPC on our behalf.

In conjunction with the Offering, we entered into two employee services agreements with MPC that address reimbursement of MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms. The employee services agreements have an initial term that extends through September 30, 2017. Under the first employee services agreement related to services provided in support of our Neal, West Virginia butane cavern, we will pay to MPC in equal monthly installments an initial annual amount of $318,000. Under the second employee services agreement related to services provided in support of assets owned or operated by MPL, we will pay MPC a monthly fee that will reflect the total employee-based salary and wage costs (including accruals) incurred in providing the services during such month, including a monthly allocated portion of estimated employee benefit costs, bonus accrual, MPC stock-based compensation expense and employer payroll taxes, plus an additional $125,000.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Transactions with Related Parties

Following completion of the Offering on October 31, 2012, MPC held a 2.0 percent general partner interest and a 71.6 percent limited partner interest in MPLX LP. See Note 2 to the unaudited combined financial statements for further discussion of the Offering.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third- party revenues for accounting purposes, MPC accounted for 82% and 84% of our total revenues and other income for the nine months ended September 30, 2012 and 2011, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 25% and 22% of our total costs and expenses for the nine months ended September 30, 2012 and 2011, respectively. MPC and, with respect to periods prior to June 30, 2011, Marathon Oil performed certain services for us related to information technology, engineering, legal, human resources and other financial and administrative services. We believe that transactions with related parties, other than certain transactions with MPC related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties. See Notes 2 and 4 to the unaudited combined financial statements for further discussion of activity with related parties and MPC.

Environmental Matters and Compliance Costs

We have incurred and may continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities.

As of September 30, 2012, there have been no significant changes to our environmental matters and compliance costs disclosed in the Prospectus.

Critical Accounting Estimates

As of September 30, 2012, there have been no significant changes to our critical accounting estimates disclosed in the Prospectus.

Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board issued an accounting standards update that requires disclosure of additional information related to recognized financial and derivative instruments that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods. Adoption of this update will not have an impact on our combined results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our transportation and storage services agreements with MPC are indexed to inflation to mitigate our exposure to increases in the cost of supplies used in our business.

Debt that we incur under our revolving credit agreement will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There have been no borrowings or letters of credit outstanding under our revolving credit agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2013. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal proceedings involving a variety of matters, including matters relating to environmental laws and regulations.

Litigation

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. and Apex Refining Company asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed a third-party complaint against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL, asserting claims of contribution under the Illinois Contribution Act for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

We are a party to a number of other lawsuits and other proceedings and cannot predict the outcome of every such matter with certainty. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our combined results of operations, financial position or cash flows.

Environmental Proceedings

We are involved in a number of environmental enforcement proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our combined results of operations, financial position or cash flows.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2012, our Registration Statement on Form S-1 (SEC Registration No. 333-182500), as amended, that we filed with the SEC relating to the Offering became effective. UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC served as representatives of the several underwriters for the Offering. The closing date of the Offering was October 31, 2012, and the Partnership sold 19,895,000 common units to the public, which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters on October 26, 2012. The Offering price to the public was $22.00 per common unit, resulting in total gross proceeds of approximately $437.7 million. The proceeds received and the use of proceeds from the Offering were as follows:

(in millions)
Proceeds received from sale of common units	$437.7

Use of proceeds:
Underwriting discounts and commissions	26.3
Structuring fees and estimated offering expenses	4.7
Revolving credit facility origination fees	2.4
Retained for working capital	10.0
Retained to prefund certain estimated expansion capital expenditures	191.6
Distributed to MPC	202.7

Total	$437.7

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500

3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500

3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714

3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714

10.1	Revolving Credit Agreement, dated as of September 14, 2012, by and among MPLX Operations LLC, as borrower, MPLX LP, as parent guarantor, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, National Association, as syndication agent, each of Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland PLC and USB AG, Stamford Branch, as co-documentation agents, and the other commercial lending institutions parties thereto	S-1/A	10.1	10/9/2012	333-182500

10.2	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500

10.3	MPLX GP LLC Non-Management Director Compensation Policy and Director Equity Award Terms	S-1/A	10.19	10/9/2012	333-182500

10.4	Underwriting Agreement dated as of October 25, 2012 among MPLX LP, MPLX GP LLC, MPC Investment LLC, MPLX Logistics Holdings LLC and MPLX Operations LLC and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC as representatives of the several underwrites named therein	8-K	1.1	10/31/2012	001-35714

10.5	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC	8-K	10.1	11/6/2012	001-35714

10.6	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714

		Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

10.7	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500

10.8	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500

10.9	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500

10.10	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500

10.11	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714

10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500

10.13	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500

10.14	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500

10.15	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500

10.16	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500

10.17	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714

10.18	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714

10.19	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714

		Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

10.20	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714

10.21	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714

10.22	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714

10.23	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714

10.24	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714

10.25	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X

101.INS+	XBRL Instance Document.						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2012	MPLX LP

	By:	MPLX GP LLC
Its general partner

	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller