Form 10-K
period 2012-12-31
MPLX LP
filed 2013-03-25
CIK 1552000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission file number 001-35714

MPLX LP

(Exact name of registrant as specified in its charter)

Delaware	45-5010536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Hardin Street, Findlay, Ohio	45840
(Address of principal executive offices)	(Zip code)

(419) 672-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partnership Interests	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No   ☒

MPLX LP completed its initial public offering on October 31, 2012. MPLX LP had 36,951,515 common units and 36,951,515 subordinated units outstanding at February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None

MPLX LP

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or prospectively (starting October 31, 2012), refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owns a 51.0 percent general partner interest. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.”

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•

future levels of revenues and other income, income from operations, net income attributable to MPLX LP, earnings per unit, Adjusted EBITDA or Distributable Cash Flow (Please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations – Adjusted EBITDA and Distributable Cash Flow for the definitions of Adjusted EBITDA and Distributable Cash Flow.);

•	anticipated volumes of throughput of crude oil, refined products or other hydrocarbon-based products;

•	anticipated levels of regional, national and worldwide prices of crude oil and refined products;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our partnership. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	changes in general economic, market or business conditions;

•	domestic and foreign supplies of crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree on and to influence crude oil price and production controls;

•	domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports of refined products;

•	refining industry overcapacity or undercapacity;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transportation for crude oil, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, including seasonal fluctuations;

•

political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East, Africa, Canada and South America;

•	actions taken by our competitors and the expansion and retirement of pipeline capacity in response to market conditions;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	the ability to successfully implement new assets and growth opportunities;

•	accidents or other unscheduled shutdowns affecting our pipelines or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters;

•	acts of war, terrorism or civil unrest that could impair our ability to transport crude oil or refined products;

•	legislative or regulatory action, which may adversely affect our business or operations;

•	rulings, judgments or settlements in litigation or other legal, tax or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	labor and material shortages;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	changes in the availability of unsecured credit and changes affecting the credit markets generally; and

•	the other factors described in Item 1A. Risk Factors.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business

We are a fee-based, growth-oriented master limited partnership recently formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. Our assets primarily consist of a 51.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. MPC has retained a 49.0 percent interest in our network of pipeline systems, barge dock and tank farms. We also own a 100.0 percent interest in a butane cavern in Neal, West Virginia with approximately 1.0 million barrels of storage capacity. Our assets are integral to the success of MPC’s operations.

We generate revenue primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge dock and fees for storing crude oil and products at our storage facilities. We are also the operator of additional crude oil and product pipelines owned by MPC and third parties for which we are paid operating fees. We do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities.

MPC historically has been the source of the substantial majority of our revenues. In connection with the MPLX LP initial public offering (the “Offering”) completed on October 31, 2012, we entered into multiple transportation and storage services agreements with MPC. These agreements are long-term, fee-based agreements with minimum volume commitments under which MPC will continue to be the source of the substantial majority of our revenues for the foreseeable future. We believe these transportation and storage services agreements will promote stable and predictable cash flows.

MPC has stated that it intends for us to be the primary growth vehicle for its midstream business. MPC owns a substantial portfolio of other midstream assets including a 49.0 percent interest in Pipe Line Holdings, which owns our network of pipeline systems, our barge dock and our tank farms. MPC also owns a significant interest in us through its ownership of our general partner, a 71.6 percent limited partner interest in us and all of our incentive distribution rights. Given MPC’s significant ownership interest in us and its stated intent to use us to grow its midstream business, we believe MPC will offer us the opportunity to purchase additional midstream assets that it owns, including additional interests in Pipe Line Holdings. We also may pursue acquisitions cooperatively with MPC. MPC is under no obligation, however, to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to buy any such additional assets or pursue any such cooperative acquisitions. We also intend to grow our business by constructing new assets, increasing the utilization of, and revenue generated by, our existing assets and acquiring assets from third parties.

Our operations consist of one reportable segment and are all conducted in the United States. All of our assets are located in the United States. See Item 8. Financial Statements and Supplementary Data for financial information on our operations and assets, which is incorporated herein by reference.

ORGANIZATIONAL STRUCTURE

The following diagram depicts our organizational structure and MPC’s ownership interests in us.

Marathon Petroleum Corporation
(NYSE: MPC)
and Affiliates
17,056,515 Common Units
36,951,515 Subordinated Units
100.0% ownership interest
MPLX GP LLC
(our General Partner)
1,508,225 General Partner Units
Incentive Distribution rights
Public Unitholders
19,895,000 Common Units
2.0% general partner interest
71.6% limited partner interest
26.4% limited partner interest
MPLX LP
(NYSE: MPLX)
(the Partnership)
100.0% ownership interest
49.0% limited partner interest
MPLX Operations LLC
51.0% general partner interest
100.0% ownership interest
MPLX Pipe Line Holdings LP
MPLX Terminal and Storage LLC
(Neal butane cavern)
100.0% ownership interest
100.0% ownership interest
Marathon Pipe Line LLC
Ohio River Pipe Line LLC

BUSINESS STRATEGIES

Our primary business objectives are to generate stable cash flows and increase our quarterly cash distribution per unit over time. We intend to accomplish these objectives by executing the following strategies:

•

Focus on Fee-Based Businesses. We are focused on generating stable cash flows by providing fee-based midstream services to MPC and third parties. We also intend to mitigate volatility in cash flows by continuing to minimize our exposure to commodity price fluctuations.

•

Increase Revenue and Pursue Organic Growth Opportunities. We intend to increase revenue on our network of pipeline systems by evaluating and capitalizing on organic investment opportunities that may arise from the growth of MPC’s operations and from increased third-party activity in our areas of operations. We will evaluate organic growth projects within our geographic footprint, as well as in new areas, that provide attractive returns and cash flow characteristics.

•

Grow Through Acquisitions and Drop Downs. We plan to pursue acquisitions of complementary assets from MPC as well as third parties. We believe MPC will offer us the opportunity to purchase, through drop downs, additional midstream assets that it owns, including its additional interest in Pipe Line Holdings. We also may pursue acquisitions cooperatively with MPC. Our third-party acquisition strategy may include midstream assets both within our existing geographic footprint and in new areas.

•

Maintain Safe and Reliable Operations. We believe that providing safe, reliable and efficient services is a key component in generating stable cash flows, and we are committed to maintaining and improving the safety, reliability and efficiency of our operations. As part of MPC’s broader corporate programs, we have adopted, and intend to continue to participate in, the Responsible Care® initiative, which promotes a higher standard for safety and environmental stewardship. In December 2009, we received third-party certification from Det Norske Veritas of our Responsible Care Management System® and we obtained recertification in December 2012.

COMPETITIVE STRENGTHS

We believe we are well positioned to execute our business strategies based on the following competitive strengths:

•

Multiple Growth Opportunities. We have organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that will augment expected revenue growth from annual tariff increases under FERC’s indexing methodology and market-based rates and increased throughput volumes on our pipelines. We also plan to pursue acquisitions of complementary assets from or cooperatively with MPC. We believe MPC will offer us the opportunity to purchase additional midstream assets that it owns, including additional interests in Pipe Line Holdings, of which it currently owns a 49.0 percent interest.

•

Strategic Relationship with MPC. We have a strategic relationship with MPC, which we believe to be the fourth-largest petroleum products refiner in the United States and the largest petroleum products refiner in the Midwest region of the United States based on crude oil refining capacity. MPC is well-capitalized, with an investment grade credit rating, and owns our general partner, a 71.6 percent limited partner interest in us and all of our incentive distribution rights. MPC also owns other substantial midstream assets. We believe that our relationship with MPC will provide us with significant growth opportunities, as well as a stable base of cash flows.

•

Stable and Predictable Cash Flows. Our assets primarily consist of common carrier pipeline systems that generate stable revenue from Federal Energy Regulatory Commission (“FERC”) based tariffs. We generate the substantial majority of our revenue under long-term, fee-based transportation and storage services agreements with MPC that include minimum volume commitments. We believe these agreements enhance cash flow stability and predictability. We also expect that, based on MPC’s historical shipping patterns, MPC will ship volumes on our pipelines in excess of its minimum volume commitments.

•

Strategically Located Assets. Our assets are primarily located in the Midwest and Gulf Coast regions of the United States, which collectively comprised approximately 72 percent of total U.S. crude distillation capacity and approximately 48 percent of total U.S. finished products demand for the year ended December 31, 2011, according to the U.S. Energy Information Administration (“EIA”). MPC owns and operates seven refineries in the Midwest and Gulf Coast regions, including the recently acquired Galveston Bay refinery, in Texas City, Texas, which have an aggregate crude oil capacity of approximately 1.7 million barrels per calendar day. Our assets are integral to the success of MPC’s operations. Our assets are located near several emerging shale plays including the Marcellus, Utica, New Albany, Antrim and Illinois Basin in Pennsylvania, Ohio, Indiana, Michigan and Illinois. MPC is currently transporting crude oil and condensate from the Utica shale play and is actively evaluating similar growth opportunities in other emerging shale plays.

•

High-Quality, Well-Maintained Asset Base. We continually invest in the maintenance and integrity of our assets and have developed various programs to help us efficiently monitor and maintain them. For example, we utilize MPC’s patented integrity management program that employs state-of-the-art mechanical integrity inspection and repair programs to enhance the safety of our pipelines.

•

Financial Flexibility. We have a revolving credit facility with $500.0 million in available capacity. Additionally, we retained $191.6 million of the net proceeds from the Offering to fund certain future capital expenditures related to our assets. We believe that we will have the financial flexibility to execute our growth strategy through our cash reserves, borrowing capacity under our revolving credit facility and access to the debt and equity capital markets.

•

Experienced Management Team. Our management team has substantial experience in the management and operation of pipelines, barge docks, storage facilities and other midstream assets. Our management team also has expertise in acquiring and integrating assets as well as executing growth strategies in the midstream sector. Our management team includes many of MPC’s most senior officers, who average over 26 years of experience in the energy industry and 25 years of operational experience with our assets.

OUR ASSETS AND OPERATIONS

Our primary assets consist of:

•

a 51.0 percent general partner interest in Pipe Line Holdings, a newly-formed entity that owns a 100.0 percent interest in Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”), which in turn collectively own:

•

a network of pipeline systems that includes approximately 1,004 miles of common carrier crude oil pipelines and approximately 1,902 miles of common carrier product pipelines extending across nine states. This network includes approximately 230 miles of common carrier crude oil and product pipelines that we operate under long-term leases with third parties;

•	a barge dock located on the Mississippi River near Wood River, Illinois with approximately 80 thousand barrels per day (“mbpd”) of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100.0 percent interest in a butane cavern located in Neal, West Virginia with approximately 1.0 million barrels of storage capacity that serves MPC’s Catlettsburg, Kentucky refinery.

As the sole general partner of Pipe Line Holdings, we control all aspects of the management of Pipe Line Holdings, including its cash distribution policy. The only outstanding partnership interests in Pipe Line Holdings are our 51.0 percent general partner interest and the 49.0 percent limited partner interest retained by MPC.

The following table sets forth certain information regarding our crude oil pipeline systems, each of which has an associated transportation services agreement with MPC (other than the inactive pipelines):

Crude Oil Pipeline Systems

System name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC refineries
Patoka to Lima crude system
Patoka, IL to Lima, OH	20”/22”	302	290	Detroit, MI; Canton, OH
Catlettsburg and Robinson crude system
Patoka, IL to Robinson, IL	20”	78	225	Robinson, IL
Patoka, IL to Catlettsburg, KY	24”/20”	406	256	Catlettsburg, KY

Subtotal		484	481

Detroit crude system
Samaria, MI to Detroit, MI	16”	44	140	Detroit, MI
Romulus, MI to Detroit, MI(2)	16”	17	180	Detroit, MI

Subtotal		61	320

Wood River to Patoka crude system
Wood River, IL to Patoka, IL	22”	57	223	All Midwest refineries
Roxanna, IL to Patoka, IL(3)	12”	58	84	All Midwest refineries

Subtotal		115	307

Inactive pipelines		42	n/a

Total crude oil pipelines		1,004	1,398

(1)	Capacity shown is 100.0 percent of the capacity of these pipeline systems. We own a 51.0 percent indirect interest in these pipeline systems through Pipe Line Holdings.
(2)	Includes approximately 16 miles of pipeline leased from a third party, plus approximately one mile of pipeline that became operational during the fourth quarter of 2012.
(3)	This pipeline is leased from a third party.

Our crude oil pipeline systems and related assets are strategically positioned to support diverse and flexible crude oil supply options for MPC’s Midwest refineries, which receive imported and domestic crude oil through a variety of sources. Imported and domestic crude oil is transported to supply hubs in Wood River and Patoka, Illinois from a variety of regions, including: Cushing, Oklahoma on the Ozark pipeline system; Western Canada, Wyoming and North Dakota on the Keystone, Platte, Mustang and Enbridge pipeline systems; and the Gulf Coast on the Capline crude oil pipeline system. Our major crude oil pipeline systems are connected to these supply hubs and transport crude oil to refineries owned by MPC and third parties.

The following are descriptions of each of our crude oil pipeline systems and related assets:

Patoka to Lima crude system. Our Patoka to Lima crude system is comprised of approximately 76 miles of 20-inch pipeline extending from Patoka, Illinois to Martinsville, Illinois, and approximately 226 miles of 22-inch pipeline extending from Martinsville to Lima, Ohio. This system also includes associated breakout tankage. Crude oil delivered on this system to MPC’s tank farm in Lima can then be shipped to MPC’s Canton, Ohio refinery through MPC’s Lima to Canton pipeline, to MPC’s Detroit refinery through MPC’s undivided joint interest portion of the Maumee pipeline, and our Samaria to Detroit pipeline, or to other third-party refineries owned by BP p.l.c., Husky Energy Inc., and PBF Energy Inc. in Lima and Toledo, Ohio. This pipeline system has a capacity of 290 mbpd.

Catlettsburg and Robinson crude system. Our Catlettsburg and Robinson crude system is comprised of the following pipelines:

•

Patoka to Robinson. Our Patoka to Robinson pipeline consists of approximately 78 miles of 20-inch pipeline that delivers crude oil from Patoka, Illinois to MPC’s Robinson, Illinois refinery. This pipeline has a capacity of 225 mbpd.

•

Patoka to Catlettsburg. Our Patoka to Catlettsburg pipeline consists of approximately 140 miles of 20-inch pipeline extending from Patoka, Illinois to Owensboro, Kentucky, and approximately 266 miles of 24-inch pipeline extending from Owensboro to MPC’s Catlettsburg refinery. Crude oil can enter this pipeline at Patoka, and into the Owensboro to Catlettsburg portion of the pipelines at Lebanon Junction, Kentucky, from the third-party Mid-Valley pipeline system. This pipeline has a capacity of 256 mbpd.

Detroit crude system. Our Detroit crude system is comprised of the following pipelines:

•

Samaria to Detroit. Our Samaria to Detroit pipeline consists of approximately 44 miles of 16-inch pipeline that delivers crude oil from Samaria, Michigan to MPC’s Detroit, Michigan refinery. This pipeline includes a tank farm and crude oil truck offloading facility located at Samaria. This pipeline has a capacity of 140 mbpd.

•

Romulus to Detroit. Our Romulus to Detroit pipeline consists of approximately 17 miles of 16-inch pipeline extending from Romulus, Michigan to MPC’s Detroit refinery. This pipeline was previously a refined product pipeline that we converted into a crude oil pipeline. We lease an existing 16-mile portion of this pipeline from a third party under a long-term lease that expires in 2019 and may be renewed for up to four additional five-year terms at our option. We constructed the remaining approximately one mile of this pipeline. The one-mile addition and the pipeline’s conversion into crude oil service was completed during the fourth quarter of 2012. This pipeline has a capacity of 180 mbpd and delivers crude oil received from pipeline systems operated by Sunoco Logistics Partners L.P. and Enbridge Energy Partners, L.P. at Romulus to MPC’s Detroit refinery.

Wood River to Patoka crude system. Our Wood River to Patoka crude system is comprised of the following pipelines:

•

Wood River to Patoka. Our Wood River to Patoka pipeline consists of approximately 57 miles of 22-inch pipeline that delivers crude oil received in Wood River, Illinois from the third-party Platte and Ozark pipeline systems to Patoka, Illinois. This pipeline has a capacity of 223 mbpd.

•

Roxanna to Patoka. Our Roxanna to Patoka pipeline consists of approximately 58 miles of 12-inch pipeline that transports crude oil received in Roxanna, Illinois from the Ozark pipeline system to our tank farm in Patoka, Illinois. We lease this pipeline from a third party under a long-term lease that expires in 2020. This pipeline was formerly a refined product pipeline that we converted into a crude oil pipeline in January 2012. This pipeline has a capacity of 84 mbpd.

The following table sets forth certain information regarding our product pipeline systems, each of which has an associated transportation services agreement with MPC (other than our Louisville Airport products system, which currently transports only third-party volumes, and the inactive pipelines):

Product Pipeline Systems

System name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC refineries
Garyville products system
Garyville, LA to Zachary, LA	20”	70	389	Garyville, LA
Zachary, LA to connecting pipelines(2)	36”	2	—	Garyville, LA

Subtotal		72	389

Texas City products system
Texas City, TX to Pasadena, TX	16”	39	215	Texas City, TX; Galveston Bay, TX
Pasadena, TX to connecting pipelines(2)	36”/30”	3	—	Texas City, TX; Galveston Bay, TX

Subtotal		42	215

ORPL products system
Kenova, WV to Columbus, OH	14”	150	68	Catlettsburg, KY
Canton, OH to East Sparta, OH(3)	6”	17	74	Canton, OH
East Sparta, OH to Heath, OH	8”	81	31	Canton, OH
East Sparta, OH to Midland, PA	8”	62	29	Canton, OH
Heath, OH to Dayton, OH	6”	108	20	Catlettsburg, KY; Canton, OH
Heath, OH to Findlay, OH	10”/8”	100	20	Catlettsburg, KY; Canton, OH

Subtotal		518	242

Robinson products system
Robinson, IL to Lima, OH	10”	250	51	Robinson, IL
Robinson, IL to Louisville, KY	16”	129	82	Robinson, IL
Robinson, IL to Mt. Vernon, IN(4)	10”	79	34	Robinson, IL
Wood River, IL to Clermont, IN	10”	319	48	Robinson, IL
Dieterich, IL to Martinsville, IL	10”	40	75	Robinson, IL
Wabash Pipeline System:
West leg—Wood River, IL to Champaign, IL	12”	130	71	Robinson, IL
East leg—Robinson, IL to Champaign, IL	12”	86	99	Robinson, IL
Champaign, IL to Hammond, IN	16”/12”	140	85	Robinson, IL

Subtotal		1,173	545

Louisville Airport products system
Louisville, KY to Louisville International Airport	8”/6”	14	29	Robinson, IL
Inactive pipelines(5)		83	n/a

Total product pipelines		1,902	1,420

(1)	Capacity shown is 100.0 percent of the capacity of these pipeline systems. We own a 51.0 percent indirect interest in these pipeline systems through Pipe Line Holdings.

(2)	Capacity not shown, as the pipeline is designed to meet outgoing capacity for connecting third-party pipelines.
(3)	Consists of two separate approximately 8.5-mile pipelines.
(4)	This pipeline is leased from a third party.
(5)	Includes 77 miles of pipeline leased from a third party.

Our product pipeline systems are strategically positioned to transport products from six of MPC’s refineries to MPC’s marketing operations, as well as those of third parties. These pipeline systems also supply feedstocks to MPC’s Midwest refineries. These product pipeline systems are integrated with MPC’s expansive network of refined product marketing terminals, which support MPC’s integrated midstream business.

The following are descriptions of our Gulf Coast product pipeline systems:

Garyville products system. Our Garyville products system is comprised of approximately 70 miles of 20-inch pipeline that delivers refined products from MPC’s Garyville, Louisiana refinery to either the Plantation Pipeline in Baton Rouge, Louisiana or the MPC Zachary breakout tank farm in Zachary, Louisiana, and approximately two miles of 36-inch pipeline that delivers refined products from the MPC tank farm to Colonial Pipeline in Zachary. This pipeline system is the Garyville refinery’s primary pathway for pipeline distribution of refined products, and has a capacity of 389 mbpd.

Texas City products system. Our Texas City products system is comprised of approximately 39 miles of 16-inch pipeline that delivers refined products from refineries owned by MPC and Valero Energy Corporation (“Valero”) in Texas City, Texas to MPC’s Pasadena breakout tank farm and third-party terminals in Pasadena, Texas. The system also includes approximately three miles of 30- and 36-inch pipeline that delivers refined products from MPC’s Pasadena breakout tank farm to the third-party TEPPCO and Centennial pipeline systems. This pipeline system has a capacity of 215 mbpd.

The following are descriptions of our Midwest product pipeline systems:

ORPL products system. Our ORPL products system is comprised of the following pipelines:

•

Kenova to Columbus. Our Kenova to Columbus pipeline consists of approximately 150 miles of 14-inch pipeline that delivers refined products from MPC’s Catlettsburg refinery (through a MPC terminal in Kenova, West Virginia) to MPC’s Columbus, Ohio area terminals. In Columbus, products can be further distributed to the Dayton, Ohio market through our Heath to Dayton pipeline. This pipeline has a capacity of 68 mbpd.

•

Canton to East Sparta. Our Canton to East Sparta pipeline consists of two parallel pipelines that connect MPC’s Canton refinery with our East Sparta, Ohio breakout tankage and station. The first pipeline consists of approximately 8.5 miles of six-inch pipeline that delivers products (distillates) from Canton to East Sparta. The second pipeline consists of approximately 8.5 miles of six-inch bi-directional pipeline that can deliver products (gasoline) from Canton to East Sparta or light petroleum-based feedstocks from East Sparta to Canton. The first pipeline has a capacity of 32 mbpd. The second pipeline has a capacity of 42 mbpd.

•

East Sparta to Heath. Our East Sparta to Heath pipeline consists of approximately 81 miles of eight-inch pipeline that delivers products from our East Sparta, Ohio breakout tankage and station to MPC’s terminal in Heath, Ohio, which has a marketing load rack and is able to connect to certain of our other pipelines to deliver products to destinations in Findlay and Columbus, Ohio. This pipeline has a capacity of 31 mbpd.

•

East Sparta to Midland. Our East Sparta to Midland pipeline consists of approximately 62 miles of eight-inch bi-directional pipeline that can deliver products and light petroleum-based feedstocks between our breakout tankage and station in East Sparta, Ohio and MPC’s terminal in Midland, Pennsylvania. MPC’s Midland terminal has a marketing load rack and is able to connect to other Pittsburgh, Pennsylvania-area terminals through a pipeline owned by Buckeye Pipe Line Company, L.P. and a river loading/unloading dock for products and petroleum feedstocks. This pipeline can also transport products to MPC’s terminals in Steubenville and Youngstown, Ohio through a connection at West Point, Ohio with a pipeline owned by MPC. This pipeline has a capacity of 29 mbpd.

•

Heath to Dayton. Our Heath to Dayton pipeline consists of approximately 108 miles of six-inch pipeline that delivers products from MPC’s terminals in Heath and Columbus, Ohio to terminals owned by CITGO Petroleum Corporation and Sunoco Logistics Partners, L.P. in Dayton, Ohio. This pipeline is bi-directional between Heath and Columbus for product deliveries. The pipeline extending from Columbus to Dayton was reactivated in December 2011. This pipeline has a capacity of 20 mbpd.

•

Heath to Findlay. Our Heath to Findlay pipeline consists of approximately 100 miles of eight- and 10-inch pipeline that delivers products from MPC’s terminal in Heath, Ohio to MPC’s pipeline breakout tankage and terminal in Findlay, Ohio. From Findlay, products can be further distributed to various Ohio, Michigan, and Indiana destinations through connections with a pipeline owned by Buckeye Pipe Line Company, L.P. and other third-party pipeline systems. This pipeline has a capacity of 20 mbpd.

Robinson products system. Our Robinson products system is comprised of the following pipelines:

•

Robinson to Lima. Our Robinson to Lima pipeline consists of approximately 250 miles of 10-inch pipeline that delivers products from MPC’s Robinson refinery to various MPC terminals in Indianapolis, Indiana, as well as to MPC terminals in Muncie, Indiana and Lima, Ohio. This pipeline has a capacity of 51 mbpd.

•

Robinson to Louisville. Our Robinson to Louisville pipeline consists of approximately 129 miles of 16-inch pipeline that delivers products from MPC’s Robinson, Illinois refinery to two MPC and multiple third-party terminals in Louisville, Kentucky. At Louisville, MPC is able to further distribute these products to its river-sourced terminals through barge loading facilities at its Louisville terminal dock and its marine transportation assets. In addition, these products can supply MPC and Valero terminals in Lexington, Kentucky through the Louisville to Lexington pipeline system owned by MPC and Valero. The Robinson to Louisville pipeline has a capacity of 82 mbpd.

•

Robinson to Mt. Vernon. Our Robinson to Mt. Vernon pipeline consists of approximately 79 miles of 10-inch pipeline that delivers products from MPC’s Robinson refinery to a MPC terminal located on the Ohio River in Mt. Vernon, Indiana. MPC is able to further distribute these products to its river-sourced terminals through dock loading facilities at its Mt. Vernon terminal and its marine transportation assets. We lease this pipeline from a third party under a long-term lease that expires in 2020. The pipeline has a capacity of 34 mbpd.

•

Wood River to Clermont. Our Wood River to Clermont pipeline consists of approximately 153 miles of 10-inch pipeline extending from MPC’s terminal in Wood River, Illinois to Martinsville, Illinois, and approximately 156 miles of 10-inch pipeline extending from Martinsville, Illinois to Clermont, Indiana. This pipeline also includes approximately 10 miles of pipelines utilized for the local movement of products in and around Wood River, Illinois, and Clermont, Indiana. This pipeline has connecting segments from Martinsville, Illinois to MPC’s Robinson refinery, which allows bi-directional movements. This pipeline has a capacity of 48 mbpd.

•

Dieterich to Martinsville. Our Dieterich to Martinsville pipeline consists of approximately 40 miles of 10-inch pipeline that delivers products from the termination point of Centennial Pipeline to Martinsville, Illinois. From Martinsville, these products (including refinery feedstocks) can be further distributed to MPC’s Robinson refinery or to other destinations through our other pipeline systems. This pipeline has a capacity of 75 mbpd.

•

Wabash Pipeline System. Our Wabash Pipeline System consists of three interconnected pipelines: approximately 130 miles of 12-inch pipeline extending from MPC’s terminal in Wood River, Illinois to Champaign, Illinois (the “West leg”); approximately 86 miles of 12-inch pipeline extending from MPC’s Robinson refinery to Champaign (the “East leg”); and approximately 140 miles of 12- and 16-inch pipeline extending from the junction with the East and West legs in Champaign to MPC’s terminals in Griffith and Hammond, Indiana. This pipeline system delivers products to MPC’s tanks at Martinsville, Champaign, Griffith and Hammond. This pipeline system also delivers products to tanks owned by GROWMARK, Inc. at Ashkum, Illinois. The Wabash Pipeline System connects to other pipeline systems in the Chicago area through a portion of the system located beyond MPC’s Griffith terminal. Overall, the pipeline system is capable of receiving products from or delivering products to five separate third-party pipeline systems. The

West leg has a capacity of 71 mbpd, the East leg has a capacity of 99 mbpd and the remaining pipeline segment has a capacity of 85 mbpd.

Louisville Airport products system. Our Louisville airport products system consists of approximately 14 miles of eight- and six-inch pipeline that delivers jet fuel from MPC’s Louisville, Kentucky refined product terminals to customers at the Louisville International Airport. This pipeline system currently transports only third-party volumes. This pipeline system has a capacity of 29 mbpd.

The following table sets forth certain information regarding our other midstream assets, each of which currently has an associated transportation services agreement or storage services agreement with MPC:

Other Midstream Assets

Asset name	Capacity(1)	Associated MPC refineries
Wood River Barge Dock	80 mbpd	Garyville, LA
Neal Butane Cavern	1,000 mbbls	Catlettsburg, KY
Patoka Tank Farm	1,386 mbbls	All Midwest refineries
Wood River Tank Farm	419 mbbls	All Midwest refineries
Martinsville Tank Farm	738 mbbls	Detroit, MI; Canton, OH
Lebanon Tank Farm	750 mbbls	Detroit, MI; Canton, OH

(1)

All capacity shown is for 100.0 percent of the available storage capacity of our butane cavern and tank farms in thousands of barrels (“mbbls”) and 100.0 percent of the barge dock’s average capacity. We own a 51.0 percent indirect interest in our tank farms and our barge dock through Pipe Line Holdings. We own a 100.0 percent interest in our butane cavern.

Wood River Barge Dock

Our barge dock is located on the Mississippi River in Wood River, Illinois and is used both for crude oil barge loading and products barge unloading. The barge dock is connected to our Wood River tank farm by approximately two miles of 14-inch pipeline that transfers crude oil from the tank farm to the dock, and two 10-inch pipelines that are each approximately two miles long and that transfer products and feedstocks from the dock to the tank farm. This dock generates revenue through a FERC tariff that is collected for the transfer and loading/unloading of crude oil and products. While the capacity of our barge dock and related pipelines can vary by product and other operational factors, based on volumes handled at the facility for the year ended December 31, 2012, the average capacity of our barge dock and related pipelines was approximately 80 mbpd.

Neal Butane Cavern

Our butane cavern is located in Neal, West Virginia, across the Big Sandy River from MPC’s Catlettsburg refinery. This storage cavern has approximately 1.0 million barrels of storage capacity and is connected to MPC’s Catlettsburg refinery. Rail access to the storage cavern is also available through connections with the refinery.

Tank Farms

We also own tank farms located in Patoka, Martinsville and Wood River, Illinois and Lebanon, Indiana that we use for storing both crude oil and products. These storage assets are integral to the operation of our pipeline systems in those areas. We utilize the substantial majority of our capacity at these tank farms as breakout tankage for our crude oil and product pipeline systems. We provide an aggregate of approximately 3.3 million barrels of available capacity to MPC on a firm basis under our storage services agreements for our tank farms.

The following table sets forth the average aggregate daily number of barrels of crude oil transported on our pipeline systems and at our barge dock for MPC and for third parties, in physical barrels, for each of the last three years:

Crude Oil Volumes Transported

	2012	2011	2010
Crude oil transported for (mbpd)(1):
MPC	827	811	732
Third parties	202	182	151

Total	1,029	993	883

% MPC	80%	82%	83%

(1)

Volumes shown are 100.0 percent of the volumes transported on the pipeline systems and barge dock. We own a 51.0 percent indirect interest in our pipeline systems and our barge dock through Pipe Line Holdings. Volumes shown for all periods exclude volumes transported on two undivided joint interest crude oil pipeline systems not contributed to MPLX LP at the initial public offering.

The following table sets forth the average aggregate daily number of barrels of products transported on our pipeline systems for MPC and third parties for each of the last three years:

Product Volumes Transported

	2012	2011	2010
Products transported for (mbpd)(1):
MPC(2)	909	971	904
Third parties	71	60	64

Total	980	1,031	968

% MPC(2)	93%	94%	93%

(1)	Volumes shown are 100.0 percent of the volumes transported on the pipeline systems. We own a 51.0 percent indirect interest in the pipeline systems through Pipe Line Holdings.
(2)

Includes volumes shipped by MPC on various pipelines under joint tariffs with third parties. For accounting purposes, revenue attributable to these volumes is classified as third-party revenue because we receive payment from those third parties with respect to volumes shipped under the joint tariffs; however, the volumes associated with this revenue are applied towards MPC’s minimum volume commitments on the applicable pipelines because MPC is the shipper of record.

For a discussion of the effects of seasonality on our business, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That Impact Our Business – Seasonality, which is incorporated herein by reference.

OUR TRANSPORTATION AND STORAGE SERVICES AGREEMENTS WITH MPC

Our assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation and storage services to MPC, and MPC has committed to provide us with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane. All of our transportation services agreements for our crude oil and product pipeline systems (other than our Wood River to Patoka crude system) include a 10-year term and automatically renew for up to two additional five-year terms unless terminated by either party no later than six months prior to the end of the term. The transportation services agreements for our Wood River to Patoka crude system and our barge dock each include a five-year term and automatically renew for up to four additional two-year terms unless terminated by either party no later than six months prior to the end of the term. Our butane cavern storage services agreement includes a 10-year term but does not automatically renew. Our storage services agreements for our tank farms include a three-year term and automatically renew for additional one-year terms unless terminated by either party no later than six months prior to the end of the term.

The following table sets forth additional information regarding our transportation and storage services agreements:

Transportation and Storage Services Agreements

Agreement	Initial term (years)	Weighted average tariff/storage fee ($ per bbl)(1)	MPC minimum commitment(2)
Transportation Services (mbpd)
Crude Systems
Patoka to Lima crude system(3)	10	$0.52	40
Catlettsburg and Robinson crude system	10	0.74	380
Detroit crude system	10	0.23	155
Wood River to Patoka crude system(3)	5	0.20	130
Wood River Barge Dock(3)(4)	5	1.32	40

Total			745

Products Systems
Garyville products system	10
Garyville to Zachary(5)		$0.55	300
Zachary to connecting pipelines		0.04	80
Texas City products system	10
Texas City to Pasadena(5)		0.27	81
Pasadena to connecting pipelines		0.07	61
ORPL products system(6)	10	1.25	128
Robinson products system(5)	10	0.65	209

Total			859

Storage Services (mbbls)
Neal Butane Cavern	10	$1.25	1,000
Patoka Tank Farm	3	0.48	1,386
Wood River Tank Farm	3	0.48	419
Martinsville Tank Farm	3	0.48	738
Lebanon Tank Farm	3	0.48	750

Total			4,293

(1)

Based on forecasted volumes transported or stored for the twelve months ending December 31, 2013 and estimated applicable tariffs or fees during the forecast period, including general tariff increases on the majority of our pipeline systems in July 2013. Estimated weighted average tariff shown for transportation services agreements is presented on a per barrel of throughput basis. Storage fees for our butane cavern and tank farms are shown per barrel of capacity per month.

(2)

Quarterly commitment for our transportation services agreements in thousands of barrels per day and committed storage capacity for our storage services agreements in thousands of barrels. Volumes shown for crude oil transportation services agreements are adjusted for crude viscosities.

(3)	MPC’s minimum commitment represents the lesser of (1) a base commitment and (2) a lesser amount reflecting increased third-party utilization of the applicable asset.
(4)	Historically, we have shipped primarily crude oil volumes; however, our barge dock can handle products as well as crude oil.
(5)

Includes revenue from volumes shipped by MPC on various pipelines under joint tariffs with third parties. For accounting purposes, this revenue is classified as third-party revenue because we receive payment from those third parties with respect to volumes shipped under the joint tariffs; however, the volumes associated with this revenue are applied towards MPC’s minimum volume commitments on the applicable pipelines because MPC is the shipper of record.

(6)

The estimated weighted average tariff for the ORPL products system assumes that MPC ships only its minimum throughput commitment. Once MPC has satisfied its minimum throughput commitment on any of our ORPL pipelines for any quarter, all excess volumes shipped by MPC on those pipelines will be at a reduced incentive tariff rate.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect (the “Quarterly Deficiency Payment”). Under each of our transportation services agreements, other than the agreements covering our Wood River to Patoka crude system and our barge dock, the amount of any Quarterly Deficiency Payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline system in excess of MPC’s minimum volume commitment during any of the succeeding four quarters, or eight quarters for the transportation services agreements covering our Wood River to Patoka crude system and our barge dock, after which time any unused credits will expire. Upon the expiration or termination of a transportation services agreement, MPC will have the opportunity to apply any such remaining credit amounts until the completion of any such four-quarter or eight-quarter period, as applicable. Unlike during the term of the agreement, any such remaining credits may be used against any volumes shipped by MPC on the applicable pipeline system, without regard to any minimum volume commitment that may have been in place during the term of the agreement.

In order to enable MPC to transport its minimum throughput commitment each quarter, we are obligated to maintain the stated minimum capacity of the pipeline systems. If the minimum capacity of the pipeline falls below the level of MPC’s commitment at any time or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, MPC’s commitment may be reduced or MPC will receive a credit for its minimum volume commitment for that period. Generally, under our transportation services agreements, we may elect to adjust our tariff rates annually. MPC has agreed not to directly or indirectly take any action that indicates a lack of support for our tariffs for the term of the agreement. In addition to MPC’s minimum volume commitment, MPC is also responsible for any loading, handling, transfer and other charges with respect to volumes we transport for MPC.

Under our transportation services agreements, if we agree to make any capital expenditures at MPC’s request, MPC will reimburse us for, or we will have the right in certain circumstances to file for an increased tariff rate to recover, the actual cost of such capital expenditures. In addition, if new laws or regulations that affect the services that we provide to MPC under these agreements are enacted or promulgated that require us to make substantial and unanticipated capital expenditures, MPC will reimburse us for, or we will have the right to file for, an increased tariff rate to cover MPC’s proportionate share of the costs of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and MPC will negotiate in good faith to agree on the level of the increased tariff rate which shall be sufficient to allow us to recover the costs of the substantial and unanticipated capital expenditures consistent with FERC ratemaking methodology. MPC will also reimburse us for, or we will also have the right to file for an increased tariff rate to recover, the amounts of any taxes (other than income taxes, gross receipt taxes, ad valorem taxes, property taxes and similar taxes) that we incur on MPC’s behalf for the services we provide to MPC under these agreements to the extent permitted by law.

MPC’s obligations under these transportation and storage services agreements will not terminate if MPC no longer controls our general partner.

Our transportation services agreements include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include MPC deciding to permanently or indefinitely suspend refining operations at one or more of its refineries for at least twelve consecutive months and certain force majeure events that would prevent us or MPC from performing required services under the applicable agreement. As defined in our transportation and storage services agreements, force majeure events include any acts or occurrences that prevent services from being performed under the applicable agreement, such as:

•	acts of God, fires, floods or storms;

•	compliance with orders of courts or any governmental authority;

•	explosions, wars, terrorist acts, riots, strikes, lockouts or other industrial disturbances;

•	accidental disruption of service;

•	breakdown of machinery, storage tanks or pipelines and inability to obtain or unavoidable delays in obtaining material or equipment to repair or replace those assets; and

•	similar events or circumstances, so long as such events or circumstances are beyond the party’s reasonable control and could not have been prevented by the service provider’s reasonable due diligence.

Under our crude oil transportation services agreements, if MPC experiences a force majeure at one of its refineries that reduces such refinery’s crude oil throughput capacity by at least 50.0 percent for 30 days or more, MPC’s minimum volume commitment under the associated agreement will be reduced by 50.0 percent until such time that capacity is restored at the refinery.

Under our storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC has agreed to pay us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. If the available capacity of our storage assets is reduced as a result of testing, repair or maintenance activities, a force majeure event or in order to comply with applicable law, rule or regulation, then MPC is entitled to a proportionate reduction in the amounts payable by MPC under the applicable agreement. Beginning on January 1, 2014, our storage services agreements will be adjusted based on changes in the Producer Price Index for Finished Goods (“PPI”).

Under our transportation and storage services agreements, each party has agreed to indemnify the other party from any losses or liabilities incurred as a result of, among other things, the indemnifying party’s breach of the applicable transportation and storage services agreement. Additionally, we have agreed to indemnify MPC from any losses or liabilities, including third-party claims, incurred by MPC as a result of our gross negligence, willful misconduct or bad faith in the performance of the applicable transportation and storage services agreement. MPC has agreed to indemnify us from any losses or liabilities incurred for any third-party claims except to the extent resulting from our gross negligence, willful misconduct or bad faith in the provision of services under the applicable transportation and storage services agreement. There is no limit on the amount of the indemnification obligations under the transportation and storage services agreements.

None of these agreements may be assigned by us or MPC without the other party’s prior written consent, except that we or MPC may assign an agreement without the other party’s prior written consent to a successor in interest resulting from any merger, reorganization, consolidation or as part of a sale of all or substantially all of the assigning party’s assets.

Upon termination of a transportation services agreement, if not due to a default by MPC or initiated by MPC for reasons of force majeure or the suspension of a refinery’s operations, (i) MPC has the right to require us to enter into a new transportation services agreement on commercial terms that are equal or more favorable to us than terms that would be agreed to with a third party at arm’s length and, (ii) if we propose to enter into a transportation services agreement with a third party, we must provide MPC with a right of first offer to enter into a transportation services agreement with us on terms no less favorable than those offered by the third party, provided that in either case the term of any such new agreement will not extend beyond December 31, 2032 (except with respect to our Wood River barge dock and Wood River to Patoka crude system, the terms of which will not extend beyond December 31, 2017 and December 31, 2025, respectively).

The following sets forth additional information regarding each of our transportation and storage services agreements:

Crude Oil Pipeline Systems

•

Patoka to Lima Crude System. Under our Patoka to Lima transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting crude oil from Patoka, Illinois and any new or existing connections, including any injection and truck unloading points, along our Patoka to Lima pipeline system. MPC is obligated to transport on this pipeline system each quarter an average of at least the lesser of: (1) 40 mbpd of light equivalent crude oil and (2) 290 mbpd of light equivalent crude oil minus all third-party shipments of light equivalent crude oil on the system, each quarter on this pipeline system. Under this agreement, we may file with the FERC to adjust our tariff rates annually at a rate equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates. MPC historically has shipped volumes of crude oil on this pipeline system in excess of its minimum throughput commitment, and we expect those excess shipments to continue.

•	Catlettsburg and Robinson Crude System. Under our Catlettsburg and Robinson transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting crude oil from:

•

Patoka, Illinois and any new or existing connections, including any injection and truck unloading points, along our Patoka to Robinson pipeline extending from Patoka, Illinois to MPC’s Robinson refinery; and

•

Patoka, Illinois and any new or existing connections, including any injection and truck unloading points, along our Patoka to Owensboro to Catlettsburg pipeline extending from Patoka to MPC’s Catlettsburg refinery.

MPC is obligated to transport each quarter an average of at least 380 mbpd of light equivalent crude oil from origin points at Patoka, Owensboro or other connections on this pipeline system to MPC’s Robinson or Catlettsburg refineries. Under this agreement, we may file with the FERC to adjust our tariff rates annually at a rate equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates. MPC historically has shipped volumes of crude oil on this pipeline system in excess of its minimum throughput commitment, and we expect those excess shipments to continue.

•	Detroit Crude System. Under our Detroit transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting crude oil from:

•

Samaria, Michigan and any new or existing connections, including any injection and truck unloading points, along our Samaria to Detroit pipeline extending from Samaria, Michigan to MPC’s Detroit refinery; and

•

Romulus, Michigan and any new or existing connections, including any injection and truck unloading points, along our Romulus to Detroit pipeline extending from Romulus, Michigan to MPC’s Detroit refinery.

MPC is obligated to transport each quarter an average of at least 155 mbpd of light equivalent crude oil from origin points at Samaria, Romulus or other connections on this pipeline system to MPC’s Detroit refinery. Under this agreement, we may file with the FERC to adjust our tariff rates annually at a rate equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates.

•	Wood River to Patoka Crude System. Under our Wood River to Patoka transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting crude oil from:

•	Wood River, Illinois and any new or existing connections, including any injection and truck unloading points, along our pipeline extending from Wood River to Patoka, Illinois; and

•	Roxanna, Illinois and any new or existing connections, including any injection and truck unloading points, along our pipeline extending from Roxanna, Illinois to Patoka.

MPC is obligated to transport on this pipeline system each quarter an average of at least the lesser of: (1) 130 mbpd of light equivalent crude oil and (2) 279 mbpd light equivalent crude oil minus all third-party shipments of light equivalent crude oil on the system. Under this agreement, we may file with the FERC to adjust our tariff rates annually at a rate equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates.

Product Pipeline Systems

•

Garyville Products System. Under our Garyville transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting products from Garyville, Louisiana and any new or existing connections, including any injection and truck unloading points, on our Garyville pipeline system to Baton Rouge and Zachary, Louisiana. MPC is obligated to transport an average each quarter of at least 300 mbpd of products from MPC’s Garyville refinery to Baton Rouge or Zachary, and an average each quarter of at least 80 mbpd of products from tankage at Zachary to the Colonial Pipeline in Zachary. Our tariff rates on this pipeline system are market-based. Under this agreement, we may file with the FERC to adjust our tariff rates based on the FERC’s order granting us market-based rates.

•

Texas City Products System. Under our Texas City transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting products on our Texas City pipeline system from Texas City to Pasadena, Texas and from storage tanks at Pasadena to connecting pipeline carriers. MPC is obligated to transport an average each quarter of at least 81 mbpd of products from origin points at Texas City to Pasadena, and an average each quarter of at least 61 mbpd of products from storage tanks at Pasadena to connecting pipeline carriers. Our tariff rates on this pipeline system are market-based. Under this agreement, we may file with the FERC to adjust our tariff rates based on the FERC’s order granting us market-based rates. MPC historically has shipped volumes of products on this pipeline system in excess of the minimum throughput commitment, and we expect those excess shipments to continue.

•	ORPL Products System. Under our ORPL transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting products from:

•	MPC’s Catlettsburg refinery and any new or existing connections, including any injection and truck unloading points, along our pipeline segment extending from Kenova, West Virginia to Columbus, Ohio;

•

MPC’s Canton refinery and any new or existing connections, including any injection and truck unloading points, along our Canton to Heath pipeline segments extending from MPC’s Canton refinery to East Sparta, Ohio;

•

East Sparta, Ohio and any new or existing connections, including any injection and truck unloading points, along our pipeline segments extending from East Sparta to Heath, Ohio and East Sparta to West Point, Ohio to Midland, Pennsylvania; and

•	Heath, Ohio and any new or existing connections along our pipeline segments extending from Heath to Findlay, Ohio and Heath to Columbus, Ohio to Dayton, Ohio.

MPC is obligated to transport an average of at least: 48 mbpd of products each quarter on the Kenova to Columbus pipeline segment; 10 mbpd of products each quarter on the Columbus to Dayton pipeline segment; four mbpd of products each quarter on the Heath to Findlay or Findlay to Heath pipeline segment; six mbpd of products each quarter on the Columbus to Heath or Heath to Columbus pipeline segment; 32 mbpd of products each quarter on the Canton to East Sparta or East Sparta to Canton pipeline segment; eight mbpd of products each quarter on the East Sparta to Heath or Heath to East Sparta pipeline segment; 13 mbpd of products each quarter on the East Sparta to Midland or Midland to East Sparta pipeline segment and seven mbpd of products each quarter on the East Sparta to West Point pipeline segment or Midland to West Point pipeline segment. Under this agreement, we may file with the FERC to adjust our tariff rates annually at a rate equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates. Once MPC has satisfied its minimum throughput commitment on any of the pipeline segments for any quarter, all excess volumes shipped by MPC on those segments will be at a reduced incentive tariff rate.

•	Robinson Products System. Under our Robinson products system transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting products from:

•

MPC’s Robinson refinery and any new or existing connections, including any injection and truck unloading points, along our pipeline segments extending from Robinson to Lima, Ohio, Robinson to Louisville, Kentucky, Robinson to Champaign to Griffith, Indiana, Robinson to Brownsburg Junction, Indiana and Robinson to Mt. Vernon, Indiana;

•

Wood River, Illinois and any new or existing connections, including any injection and truck unloading points, along our pipeline segments extending from Wood River to Clermont, Indiana and Wood River to Champaign to Griffith; and

•	Martinsville, Illinois to any available destination on the pipeline system for volumes that are delivered to Martinsville from our pipeline segment extending from Dieterich, Illinois to Martinsville.

MPC is obligated to transport an average of at least 209 mbpd of products each quarter in the aggregate from origin points at Robinson, Wood River and Martinsville for volumes delivered from the Dieterich to Martinsville pipeline segment, as well as other connection points on this pipeline system. Our tariff rates on this pipeline system are market-based. Under this agreement, we may, but are not required to, file with the FERC to adjust our tariff rates based on the FERC’s indexing methodology or under FERC’s order approving our market-based rates annually. MPC historically has shipped volumes of products on this pipeline system in excess of the minimum throughput commitment, and we expect those excess shipments to continue.

Other Midstream Assets

•

Wood River Barge Dock. Under our Wood River barge dock transportation services agreement, we charge MPC, at the applicable FERC tariff rates, for transporting crude oil or products over our dock at Wood River, Illinois to or from barges supplied by MPC. MPC is obligated to transport an average of at least the lesser of (1) 40 mbpd of crude oil and products and (2) 60 mbpd of crude oil and products minus all third-party shipments of light equivalent crude oil and products handled each quarter at this facility. Under the agreement, as to crude oil we may file with the FERC to adjust our tariff rates at a rate either equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology, or with respect to rates for refined products, we may adopt the tariff rates in a manner consistent with our market-based rates. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates.

•

Neal Butane Cavern. Under our Neal butane cavern services agreement, MPC pays us a $1.25 per-barrel fee per month for storing butane at our Neal, West Virginia butane cavern. MPC’s fees under this agreement are for the use of the available storage capacity of our Neal butane cavern of approximately 1.0 million barrels for butane regardless of whether MPC fully utilizes all of its contracted capacity. Beginning on January 1, 2014, we may increase MPC’s per-barrel fee annually by a percentage equal to any increase in the PPI.

•

Patoka Tank Farm. Under our Patoka tank farm storage services agreement, MPC pays us a $0.48 per-barrel fee per month for storing crude oil at our Patoka, Illinois tank farm. MPC’s fees under this agreement are for the use of the available shell capacity of our Patoka tank farm (1,386 mbbls for crude oil) regardless of whether MPC fully utilizes all of its contracted capacity. Beginning on January 1, 2014, we may increase MPC’s per-barrel fee annually by a percentage equal to any increase in the PPI.

•

Wood River Tank Farm. Under our Wood River tank farm storage services agreement, MPC pays us a $0.48 per-barrel fee per month for storing crude oil and products at our Wood River, Illinois tank farm. MPC’s fees under this agreement are for the use of the available shell capacity of our Wood River tank farm (219 mbbls for crude oil and 200 mbbls for products) regardless of whether MPC fully utilizes all of its contracted capacity. Beginning on January 1, 2014, we may increase MPC’s per-barrel fee annually by a percentage equal to any increase in the PPI.

•

Martinsville Tank Farm. Under our Martinsville tank farm storage services agreement, MPC pays us a $0.48 per-barrel fee per month for storing crude oil and products at our Martinsville, Illinois tank farm. MPC’s fees under this agreement are for the use of the available shell capacity of our Martinsville tank farm (110 mbbls for crude oil and 628 mbbls for products) regardless of whether MPC fully utilizes all of its contracted capacity. Beginning on January 1, 2014, we may increase MPC’s per-barrel fee annually by a percentage equal to any increase in the PPI.

•

Lebanon Tank Farm. Under our Lebanon tank farm storage services agreement, MPC pays us a $0.48 per-barrel fee per month for storing crude oil. MPC’s fees under this agreement are for the use of the available shell capacity of our Lebanon tank farm (750 mbbls for crude oil) regardless of whether MPC fully utilizes all of its contracted capacity. Beginning on January 1, 2014, we may increase MPC’s per-barrel fee annually by a percentage equal to any increase in the PPI.

OPERATING AND MANAGEMENT SERVICES AGREEMENTS WITH MPC AND THIRD PARTIES

Operating Agreements

Through MPL, we operate various pipeline systems owned by MPC and third parties under existing operating services agreements that MPL has entered into with MPC and third parties. Under these operating services agreements, MPL receives an operating fee for operating the assets, which include certain MPC wholly-owned or partially-owned crude oil and product pipelines, and for providing various operational services with respect to those assets. MPL is generally reimbursed for all direct and indirect costs associated with operating the assets and providing such operational services. These agreements generally range from one to five years in length and automatically renew. Most of the agreements are indexed for inflation.

At the closing of the Offering, MPL amended and restated its existing operating agreement with Marathon Petroleum Company LP, a wholly-owned subsidiary of MPC, to, among other things, update certain reimbursement, budget, tax and termination provisions. Under this amended and restated operating agreement, MPL receives an annual fee for operating certain Marathon Petroleum Company LP pipeline systems, which fee is $11.2 million and will be adjusted annually for inflation. Marathon Petroleum Company LP has agreed to indemnify MPL against any and all damages arising out of the operation of Marathon Petroleum Company LP’s pipeline systems unless such occurrence is due to the gross negligence or willful misconduct of MPL. MPL has agreed to indemnify Marathon Petroleum Company LP against any and all damages arising out of MPL’s gross negligence or willful misconduct in the operation of the pipeline systems. The initial term of this agreement is for one year and automatically renews from year-to-year unless terminated by either party at least six months prior to the end of the term.

MPL and the owners of the Capline pipeline have agreed to terms for an operating agreement for MPL to become the operator of the Capline system, targeted for September 1, 2013. Capline is a 635 mile, 40-inch crude oil pipeline running from St. James, Louisiana to Patoka, Illinois. MPC owns a 32.6 percent interest in Capline.

Our existing operating services agreements include an operating agreement with Red Butte Pipe Line Company, which is owned by MPC’s former parent, Marathon Oil. Under this agreement, MPL receives an annual $3.3 million operating fee for operating certain pipelines in Wyoming and Montana. The term of this agreement has been extended from December 2013 through December 2018.

Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line Company LLC (“Blanchard”), a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard that it acquired in conjunction with MPC’s acquisition of the Galveston Bay refinery. Under the agreement we receive an annual fee of initially $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The initial term of this agreement is until December 31, 2013, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.

Management Services Agreements

Effective September 1, 2012, we entered into a management services agreement with Hardin Street Holdings LLC, a subsidiary of MPC, under which MPL provides certain management services to MPC with respect to certain of MPC’s retained assets owned by Hardin Street Holdings LLC. We receive a fixed monthly fee under the agreement for providing the required management services. The aggregate monthly fees are initially approximately $0.5 million per year and are indexed for inflation and subject to adjustments for changes in the scope of management services provided.

Effective October 10, 2012, we entered into a second management services agreement with MPL Louisiana Holdings LLC, a subsidiary of MPC, under which MPL will continue to provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets owned by MPL Louisiana Holdings LLC. We receive a fixed monthly fee under the agreement for providing the required management services. The aggregate monthly fees are initially approximately $0.2 million per year and are indexed for inflation and subject to adjustments for changes in the scope of management services provided.

OTHER AGREEMENTS WITH MPC

In connection with the Offering, we entered into the following additional agreements with MPC:

•

Omnibus Agreement. Upon the closing of the Offering, we entered into an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement of MPC for the provision of certain general and administrative services to us, as well as MPC’s indemnification of us for certain matters, including certain pre-closing environmental, title and tax matters. In addition, we will indemnify MPC for certain post-closing matters under this agreement.

•

Employee Services Agreements. We entered into two employee services agreements with MPC, effective October 1, 2012, under which we agreed to reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms.

OUR RELATIONSHIP WITH MARATHON PETROLEUM CORPORATION

One of our principal strengths is our relationship with MPC, which we believe to be the fourth-largest petroleum products refiner in the United States and the largest petroleum products refiner in the Midwest region of the United States based on crude oil refining capacity. Including the recently acquired Galveston Bay refinery, MPC owns and operates seven refineries and associated midstream transportation and logistics assets in Petroleum Administration for Defense District (“PADD”) II and PADD III, which consist of states in the Midwest and Gulf Coast regions of the United States, along with an extensive wholesale and retail refined product marketing operation that serves markets primarily in the Midwest, Gulf Coast and Southeast regions of the United States. MPC markets refined products under the Marathon brand through an extensive network of jobber- and dealer-owned retail locations, and under the Speedway brand through its wholly-owned subsidiary, Speedway LLC, which operates what we believe to be the nation’s fourth-largest chain of company-owned and operated retail gasoline and convenience stores. In addition, MPC sells refined products in the wholesale markets. MPC had consolidated revenues of approximately $82.2 billion in 2012. Marathon Petroleum Corporation’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “MPC.”

MPC’s operations necessitate large-scale movements of crude oil and feedstocks to and among its refineries, as well as large-scale movements of refined products from its refineries to various markets. To this end, MPC has an extensive, integrated network of midstream assets. As of December 31, 2012, MPC continued to own, lease or have ownership interests in a substantial portfolio of midstream assets, including:

•	a 49.0 percent interest in our network of pipeline systems, barge dock and tank farms through Pipe Line Holdings;

•	approximately 5,300 miles of additional crude oil and product pipelines;

•	refinery tanks with shell capacity of approximately 42.0 million barrels;

•	24 rail loading racks, 23 truck loading racks and seven owned docks at its refineries;

•	61 owned and operated light product terminals with 181 transport loading lanes and 668 tanks;

•	one leased and two partially-owned light product terminals;

•	21 owned and operated asphalt terminals with 75 transport loading lanes and 172 tanks;

•	142 owned product transport trucks and 150 trailers;

•	four crude oil transport trucks and seven trailers;

•	approximately 1,970 owned or leased rail cars; and

•	one of the largest inland bulk liquid barge fleets in the United States, consisting of 15 towboats and 177 owned and 14 leased barges.

On February 1, 2013, in conjunction with the acquisition of the Galveston Bay refinery, MPC added the following midstream assets to its portfolio:

•	refinery tanks with shell capacity of approximately 16.0 million barrels;

•	four owned and operated light products terminals with 19 transport loading lanes and 42 tanks; and

•	approximately 100 miles of 8-inch intrastate natural gas liquids pipelines.

MPC retains a significant interest in us through its ownership of our general partner, a 71.6 percent limited partner interest in us and all of our incentive distribution rights. We believe MPC will promote and support the successful execution of our business strategies given its significant ownership in us and its stated intention to use us to grow its midstream business. As a result, we believe MPC will offer us the opportunity to purchase additional assets from it, including additional interests in Pipe Line Holdings. We also may pursue acquisitions cooperatively with MPC. However, MPC is under no obligation to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to buy any such additional assets or pursue any such cooperative acquisitions.

COMPETITION

As a result of our contractual relationship with MPC under our transportation and storage services agreements, and our connections to MPC’s refineries, we believe that our crude oil and product pipelines will not face significant competition from other pipelines for MPC’s crude oil or products transportation requirements.

If MPC’s customers reduced their purchases of products from MPC due to the increased availability of less expensive products from other suppliers or for other reasons, MPC may only ship the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenues. MPC competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. MPC also competes with other suppliers that purchase refined products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

INSURANCE

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are insured under MPC’s corporate property and liability insurance policies and subject to the shared deductibles and limits under those policies. We also maintain our own property, business interruption and pollution liability insurance policies separately from MPC and at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

PIPELINE CONTROL OPERATIONS

Our pipeline systems are operated from a central control room located in Findlay, Ohio. The control center operates with a SCADA (supervisory control and data acquisition) system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. A “state-of-the-art” real-time transient leak detection system monitors throughput and alarms if pre-established operating parameters are exceeded. The control center operates remote pumps, motors and valves associated with the receipt and delivery of crude oil and products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.

RATE AND OTHER REGULATION

Tariff Rates

Our pipeline systems are common carriers subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (“ICA”), Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and products (collectively referred to as “petroleum pipelines”), be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. The FERC regulations require that interstate petroleum pipeline transportation rates and terms and conditions of service be filed with the FERC and publicly posted. Under the ICA, interested persons may challenge new or changed rates or services. The FERC is authorized to investigate such charges and may suspend the effectiveness of a challenged rate for up to seven months. A successful rate challenge could result in a petroleum pipeline paying refunds together with interest for the period that the rate was in effect. The FERC may also investigate, upon complaint or on its own motion, existing rates and related rules and may order a pipeline to change them prospectively. A shipper may obtain reparations for damages sustained for a period up to two years prior to the filing of a complaint.

EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates in effect at the time of the passage of EPAct 1992 for interstate transportation service were deemed just and reasonable and therefore are grandfathered. New rates have since been established after EPAct 1992 for certain pipeline systems, and many of our products rates have subsequently been approved as market-based rates. The FERC may change grandfathered rates upon complaint only after it is shown that:

•	a substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate;

•	the complainant was contractually barred from challenging the rate prior to enactment of EPAct 1992 and filed the complaint within 30 days of the expiration of the contractual bar; or

•	a provision of the tariff is unduly discriminatory or preferential.

EPAct 1992 required the FERC to establish a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines. As a result, the FERC adopted an indexing rate methodology which, as currently in effect, allows petroleum pipelines to change their rates within prescribed ceiling levels that are tied to changes in the PPI. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, petroleum pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 2.65 percent. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

While petroleum pipelines often use the indexing methodology to change their rates, petroleum pipelines may elect to support proposed rates by using other methodologies such as cost-of-service ratemaking, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling), provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement if agreed upon by all current non-affiliated shippers. We have used index rates, settlement rates and market-based rates for our different pipeline systems. The FERC issued a policy statement in May 2005 stating that it would permit interstate oil pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under the FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement.

Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the Illinois Commerce Commission and the Michigan Public Service Commission. This state regulation uses a complaint-based system, both as to rates and priority of access. The Illinois Commerce Commission and the Michigan Public Service Commission could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates, like ours, have not been the subject of a protest or a complaint by a shipper. MPC has agreed not to contest our tariff rates for the term of our transportation and storage services agreements with MPC. However, the FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party if the third party is either a current shipper or is able to show that it has a substantial economic interest in our tariff rate level.

If our rate levels were investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs, including:

•	the overall cost of service, including operating costs and overhead;

•	the allocation of overhead and other administrative and general expenses to the regulated entity;

•	the appropriate capital structure to be utilized in calculating rates;

•	the appropriate rate of return on equity and interest rates on debt;

•	the rate base, including the proper starting rate base;

•	the throughput underlying the rate; and

•	the proper allowance for federal and state income taxes.

If the FERC or a state commission were to determine that our rates were or had become unjust and unreasonable, we could be ordered to reduce rates prospectively and pay refunds and reparations to shippers.

With respect to our pipelines that charge FERC-approved market-based rates, we believe that the transactions related to the Offering will not affect the basis for our market-based rates or result in a requirement that we use another methodology to establish our rates.

Because our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport on our pipelines. It is possible that new shippers, current shippers or other interested parties may decide to challenge our tariff rates and any related proration rules.

Pipeline Safety

Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil and products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages and significant business interruption. The U.S. Department of Transportation (“DOT”) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.

We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979, also known as the HLPSA. The HLPSA delegated to the DOT the authority to develop, prescribe and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, also known as the PSA, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, also known as the APSPA, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, also known as the PIPES Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.

DOT has delegated its authority under these statutes to the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), which administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed (Subparts C and D of 49, Code of Federal Regulations (“CFR”) Part 195); pressure testing of new pipelines (Subpart E of 49 CFR Part 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs and managing the operation of pipeline control rooms (Subpart F of 49 CFR Part 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR Part 195); and integrity management requirements for pipelines in HCAs (49 CFR 195.452). In addition, on October 18, 2010, PHMSA issued an advance notice of proposed rulemaking on a range of topics relating to the safety of crude oil and other hazardous liquids pipelines. Among other items, the advance notice of proposed rulemaking requested comment on whether to extend regulation to certain pipelines currently exempt from federal safety regulations; whether to extend integrity management regulations to additional pipelines or to include additional pipelines in high consequence areas; and whether to require emergency flow-restricting devices and revise valve spacing requirements for new or existing pipelines. PHMSA has not yet taken further action on the issues raised in the advance notice of proposed rulemaking. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly-situated competitors.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing and direct assessment, that conforms to federal standards. We accompany these assessments with a review of the data and repair anomalies, as required, to ensure the integrity of the pipeline. We then utilize sophisticated risk algorithms and a comprehensive data integration effort to ensure that the highest risk pipelines receive the highest priority for scheduling subsequent integrity assessments. We use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test and record the effectiveness of these corrosion inhibiting systems.

Product Quality Standards

Refined products and other hydrocarbon-based products that we transport are generally sold by our customers for consumption by the public. Various federal, state and local agencies have the authority to prescribe product quality specifications for products. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. In addition, changes in the product quality of the products we receive on our product pipeline systems could reduce or eliminate our ability to blend products.

Security

Two of our facilities have been preliminarily classified as subject to the Department of Homeland Security Chemical Facility Anti-Terrorism Standards (“CFATS”), and one additional facility is currently being evaluated to determine whether it is subject to either CFATS or the United States Coast Guard’s Maritime Transportation Security Act (“MTSA”). In addition to these facilities, we have one facility that is subject to the MTSA, and a number of other facilities that are subject to the Transportation Security Administration’s Pipeline Security Guidelines and are designated as “Critical Facilities”. The Transportation Security Administration Security Guidelines are subject to change without formal regulatory proposal and review. We have an internal inspection program designed to monitor and ensure compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.

ENVIRONMENTAL REGULATION

General

Our operations are subject to extensive and frequently-changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts.

Please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Compliance Costs for information on our historical and estimated future environmental expenditures, which is incorporated herein by reference.

Under the omnibus agreement, MPC has agreed to indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of the Offering. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before the closing of the Offering and identified prior to the fifth anniversary of the closing of the Offering, and will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification for losses incurred. Any other liabilities for which MPC has agreed to indemnify us are not subject to a deductible before we are entitled to indemnification. There is no limit on the amount for which MPC has agreed to indemnify us under the omnibus agreement once we meet the deductible, if applicable. Neither we nor our general partner have any contractual obligation to investigate or identify any such unknown environmental liabilities. We have agreed to indemnify MPC for events and conditions associated with the ownership or operation of our assets due to occurrences after the closing of the Offering and for environmental liabilities related to our assets to the extent MPC is not required to indemnify us for such liabilities. Pipe Line Holdings has agreed to indemnify MPC for events and conditions associated with the operations of the Pipe Line Holdings assets that occur after the closing of the Offering. Liabilities for which we and Pipe Line Holdings have agreed to indemnify MPC pursuant to the omnibus agreement are not subject to a deductible before MPC is entitled to indemnification. There is no limit on the amount for which we or Pipe Line Holdings has agreed to indemnify MPC under the omnibus agreement.

Air Emissions and Climate Change

Our operations are subject to the Clean Air Act and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our pipeline and storage facilities. The impact of future legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business.

These air emissions requirements also affect MPC’s refineries from which we receive substantially all of our revenues. MPC has been required in the past, and will be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on MPC, they could have a material effect on our business and results of operations.

In December 2007, Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the U.S. to reach 16.55 billion gallons in 2013 and rise to 36.0 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business.

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective in January 2010 to report emissions of greenhouse gases to the U.S. Environmental Protection Agency (“EPA”) beginning in 2011, and state actions to develop statewide or regional programs, which require or could require reductions in our greenhouse gas emissions or those of MPC. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect MPC’s refinery operations and may have an indirect effect on our business, financial condition and results of operations. None of our facilities are presently subject to the federal greenhouse gas reporting rule or the greenhouse gas “tailoring” rule, which subjects certain facilities to the additional permitting obligations under the New Source Review/Prevention of Significant Deterioration and Title V programs of the Clean Air Act based on a facility’s greenhouse gas emissions.

In addition, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. Congress may again consider legislation on greenhouse gas emissions, although the ultimate adoption and form of any federal legislation cannot presently be predicted. The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade or a carbon tax program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting MPC’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

Waste Management and Related Liabilities

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.

Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA which is also known as Superfund, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Costs for these remedial actions, if any, as well as any related claims are all covered by an indemnity from MPC to the extent occurring or existing before the closing of the Offering. Pursuant to our omnibus agreement, MPC has and will continue to fund all of the costs for our known historical and legacy spills and releases, including all of the expected future costs.

Resource Conservation and Recovery Act (“RCRA”). We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal RCRA and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.

Hydrocarbon Wastes. We currently own and lease, and MPC has in the past owned and leased, properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent further contamination.

Water

Our operations can result in the discharge of pollutants, including crude oil and products. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), Oil Pollution Act of 1990 (“OPA-90”) and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”) plans at many of our facilities. We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.

In addition, the transportation and storage of crude oil and products over and adjacent to water involves risk and subjects us to the provisions of OPA-90 and related state requirements. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.

Construction or maintenance of our pipelines, barge dock and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

Employee Safety

The affiliates of our general partner that provide employees to conduct services for us are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Hazardous Materials Transportation Requirements

The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and product discharge from onshore crude oil and product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we are in substantial compliance.

EMPLOYEES

We are managed and operated by the board of directors and executive officers of MPLX GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates had approximately 620 full-time employees that provided services to us under our employee services agreements as of December 31, 2012. We believe that our general partner and its affiliates have a satisfactory relationship with those employees. In connection with the Offering, employees of MPL were transferred to Marathon Petroleum Logistics Services LLC, a wholly-owned subsidiary of MPC. Under our omnibus agreement, Marathon Petroleum Logistics Services LLC has agreed to indemnify us for any liabilities incurred by us in connection with the transfer of such employees.

AVAILABLE INFORMATION

General information about MPLX LP and our general partner, MPLX GP LLC, including Governance Principles, Audit Committee Charter, Conflicts Committee Charter and Certificate of Limited Partnership can be found at http://www.mplx.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available in this same location.

MPLX LP uses its website, www.mplx.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the Securities and Exchange Commission (“SEC”). These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common units. Some of these risks relate principally to our business and the industry in which we operate, while others relate principally to the business and operations of MPC, tax matters, ownership of our common units and securities markets generally.

Our business, financial condition, results of operations or cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common units could decline.

RISKS RELATED TO OUR BUSINESS

MPC accounts for the substantial majority of our revenues. If MPC changes its business strategy, is unable to satisfy its obligations to us or significantly reduces the volumes transported through our pipelines or stored at our storage assets, our revenues would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

For the year ended December 31, 2012, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that were treated as third party revenues for accounting purposes, MPC accounted for approximately 82.2 percent of our revenues and other income. As we expect to continue to derive the substantial majority of our revenues from MPC for the foreseeable future, any event, whether in our areas of operation or elsewhere, that materially and adversely affects MPC’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of MPC, the most significant of which include the following:

•	the timing and extent of changes in commodity prices and demand for MPC’s products, and the availability and costs of crude oil and other refinery feedstocks;

•	the risk of contract cancellation, non-renewal or failure to perform by MPC’s customers, and MPC’s inability to replace such contracts and/or customers;

•	disruptions due to equipment interruption or failure at MPC’s facilities or at third-party facilities on which MPC’s business is dependent;

•

any decision by MPC to temporarily or permanently curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our transportation and storage services agreements;

•	MPC’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks, refined products and other hydrocarbon-based products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities;

•	operational hazards and other incidents at MPC’s refineries and other facilities, such as explosions and fires, that result in temporary or permanent shut downs of those refineries and facilities;

•	changes in crude oil and product inventory levels and carrying costs; and

•	disruptions due to hurricanes, tornadoes or other forces of nature.

Additionally, MPC continually considers opportunities presented by third parties with respect to its assets. These opportunities may include offers to purchase and joint venture propositions. MPC may also change its operations by constructing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. MPC actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future.

We have no control over MPC’s business decisions and operations, and MPC may elect to pursue a business strategy that does not favor us and our business.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of crude oil, refined products and other hydrocarbon-based products we transport;

•	the tariff rates with respect to volumes that we transport; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to MPC in respect of those expenses;

•	the application by MPC of any remaining credit amounts to any volumes shipped on our pipeline systems after the expiration or termination of our transportation services agreements;

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our revolving credit facility and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

Additionally, the amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes, and we may not make cash distributions during periods when we record net income for financial accounting purposes.

MPC may suspend, reduce or terminate its obligations under our transportation and storage services agreements in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our transportation and storage services agreements with MPC include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the applicable agreement by us, MPC being prevented from transporting its full minimum volume commitment because of capacity constraints on our pipelines, certain force majeure events that would prevent us from performing some or all of the required services under the applicable agreement and MPC’s determination to suspend refining operations at one of its refineries. MPC has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us. These actions could result in a suspension, reduction or termination of MPC’s obligations under one or more transportation and storage services agreements.

Any such reduction, suspension or termination of MPC’s obligations would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

If MPC satisfies only its minimum obligations under, or if we are unable to renew or extend, the transportation and storage services agreements we have with MPC, or if MPC elects to use credits upon the expiration or termination of a transportation services agreement, our ability to make distributions to our unitholders will be materially and adversely affected.

MPC is not obligated to use our services with respect to volumes of crude oil or products in excess of the minimum volume commitments under the transportation services agreements with us. Our ability to make the minimum quarterly distribution on all outstanding units will be materially and adversely affected to the extent that we do not transport volumes in excess of the minimum volume commitments under our transportation services agreements or if MPC’s obligations under our transportation and storage services agreements are suspended, reduced or terminated. In addition, the initial terms of MPC’s obligations under those agreements range from three to 10 years. If MPC fails to use our assets and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to unitholders may be materially and adversely affected.

In addition, under our transportation services agreements, MPC must pay us a deficiency payment if it fails to transport its minimum throughput commitment. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. However, upon the expiration or termination of a transportation services agreement, MPC may use any remaining credits against any volumes shipped by MPC on the applicable pipeline system for the succeeding four or eight quarters, as applicable, without regard to any minimum volume commitment that may have been in place during the term of the agreement. If that were to occur, we would not receive any cash payments for volumes shipped on the applicable pipeline system until any such remaining credits were fully used or until the expiration of the applicable four or eight quarter-period.

The rates charged for transporting such volumes vary by origin and destination. Accordingly, the routing of such throughput volumes or any reduction in the capacity of, or the allocations to, our shippers in interconnecting, third-party pipelines could cause a reduction of volumes transported on our pipelines and could impact the stability of our revenues.

Our transportation services agreements obligate MPC to transport certain minimum volumes on our crude oil and product pipeline systems. Under our transportation services agreements, we will charge MPC for transporting crude oil from various origination points in the Midwest region of the United States to MPC’s refineries, and for transporting products from those refineries to end user markets in the Midwest, Gulf Coast and Southeast regions of the United States pursuant to applicable tariff rates.

The rates and fees charged on our pipeline systems for such transportation services will vary depending on the origin and destination points on the respective pipeline systems. Accordingly, while we believe the agreements should provide us with a stable base of throughput volumes, the revenues we generate on our pipeline systems could be reduced materially by changes to the routing of volumes shipped by MPC. Variances in the mix of rates applied under our transportation services agreements could impact the stability of our revenues and thus the stability of our distributions to our unitholders.

Additionally, at times, MPC is dependent upon connections to third-party pipelines to transport crude oil and products on our pipelines. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures or other causes could result in reduced volumes of crude oil and products transported on our pipelines. It is also possible that due to prorationing on third-party interconnecting pipelines, the allocations to MPC and other existing shippers on these pipelines could be reduced, which could reduce volumes transported on our pipelines. Any significant reduction in volumes available for transportation on our pipelines would materially and adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.

If our tariffs are successfully challenged, we could be required to reduce our tariff rates, which would reduce our revenues and our ability to make distributions to our unitholders.

MPC has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the term of our transportation services agreements with MPC. This agreement does not prevent other shippers or interested persons from challenging our tariff rates or proration rules; nor does it prevent regulators from reviewing our rates and tariffs on their own initiative. At the end of the term of each of our transportation services agreements, if the agreement is not renewed, MPC will be free to challenge, or to cause other parties to challenge or assist others in challenging, our tariffs in effect at that time. If our tariffs are successfully challenged, we could be required to reduce our tariff rates, which would reduce our revenues and our ability to make distributions to our unitholders.

Our operations and MPC’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or MPC’s facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdown for which we are not adequately insured, our operations and financial results could be materially and adversely affected.

Our operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and products, including:

•

damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, tornados, hurricanes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	maintenance, repairs, mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including MPC’s facilities;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

•	curtailments of operations due to severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment; and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, MPC’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil. A serious accident at our facilities or at MPC’s facilities could result in serious injury or death to our contractors or the employees or contractors of MPC or its affiliates and could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at MPC’s refineries and their associated facilities.

We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We carry separate policies for certain property, business interruption and pollution liabilities and are also insured under certain of MPC’s liability policies and are subject to MPC’s policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material and adverse effect on our business, financial condition and results of operations.

A material decrease in the refining margins at MPC’s refineries could materially reduce the volumes of crude oil and products that we transport and store, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volumes of crude oil and products that we transport and store depend substantially on MPC’s refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or MPC’s control, including the global supply and demand for crude oil, gasoline and other refined products, competition from alternative energy sources and the impact of new and more stringent regulations and standards affecting the refining industry. In order to maintain or increase product production levels at MPC’s refineries, MPC must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significantly greater impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on MPC as a customer.

If the demand for refined products, particularly in MPC’s primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to MPC’s refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, which causes MPC to reduce production of products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products that we transport and store for MPC. Any such reduction could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We may be unable to make acquisitions on economically acceptable terms from MPC or third parties, or if completed, our expansion of existing assets and construction of new assets may not result in revenue increases, which could adversely affect our operations and financial condition.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow per unit. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of transportation and storage assets by industry participants, including MPC. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from MPC or third parties, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control.

Additionally, a portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new pipeline or the extension or expansion of an existing pipeline, such as by adding horsepower or pump stations, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

We do not own all of the land on which our pipelines are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines are located, and therefore, we are subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Debt we incur in the future and restrictions in our revolving credit facility may limit our flexibility to obtain financing and could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

Our future level of debt could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders, as well as the trading price of our common units. We may not be able to affect any of these actions on satisfactory terms or at all.

We are dependent upon the earnings and cash flows generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-term indebtedness. Interest rates payable on fixed-term indebtedness typically are higher than the short-term variable interest rates that we will pay on borrowings under our revolving credit facility. Furthermore, as with other yield-oriented securities, our unit price will be impacted by our cash distributions and the implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection, pipeline integrity and safety that could require us to make substantial expenditures.

Our assets and operations involve the transportation of crude oil and products, which is subject to increasingly stringent federal, state, and local laws and regulations related to protection of the environment and pipeline integrity that require us to comply with various safety requirements regarding the design, installation, testing, construction, and operational management of our pipeline systems and storage facilities. These regulations have raised operating costs for the crude oil and products industry and compliance with such laws and regulations may cause us and MPC to incur potentially material capital expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and will continue to become more stringent.

Transportation of crude oil and products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks (including risks of spills) and could subject us to the provisions of the Oil Pollution Act of 1990 (the “Oil Pollution Act”) and similar state environmental laws should a spill occur from our pipelines. Among other things, the Oil Pollution Act requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a “worst case discharge.” A few of our facilities are required to maintain such facility response plans. To meet this requirement, we and MPC have contracted with various spill response service companies in the areas in which we transport or store crude oil and products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available for our or MPC’s use at any given time. Many factors that could inhibit the availability of these service providers, include, but are not limited to, weather conditions, governmental regulations or other global events. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or products into navigable waters.

If any of these events occur or are discovered in the future, whether in connection with any of our pipelines or storage facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, we will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification from MPC for certain environmental liabilities under our omnibus agreement. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance. Our failure to comply with these or any other environmental, pipeline integrity or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations.

New and evolving environmental laws and regulations on climate change, hydraulic fracturing, fuel efficiency and renewable fuels could adversely affect our financial performance.

Potential additional regulations regarding climate change could affect our operations. Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of review, discussion or implementation in the United States. These measures include EPA programs to control greenhouse gas emissions and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. In addition, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse gas emission controls for those sources. The EPA has also issued its plan for establishing specific greenhouse gas emission requirements under the Clean Air Act. Under this plan, the EPA was expected to propose broad standards for refineries in 2012, but these standards will not be proposed until 2013. These developments could have an indirect adverse effect on our business if MPC’s refinery operations are adversely affected due to increased regulation of MPC’s facilities or reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations. Typically regulated by state agencies, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act, as amended (“SDWA”), over certain hydraulic fracturing activities involving the use of diesel fuel. In addition, legislation has been introduced from time to time in Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and many states are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA is also moving forward with various related regulatory actions related to hydraulically-fractured wells and certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, in the event that new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where our shippers’ producer customers operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our transportation and logistics services.

Increases in fuel mileage standards and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material and adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress passed the Energy Independence and

Security Act (“EISA”), which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains a second Renewable Fuel Standard commonly referred to as RFS2. In December 2011, the EPA and the National Highway Traffic Safety Administration jointly proposed regulations that would establish average industry fleet fuel economy standards as high as 49.6 miles per gallon by model year 2025. The RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries. The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by MPC to accommodate increased renewable fuels use. MPC may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

The tariff rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues.

A number of our pipelines provide interstate service that is subject to regulation by the FERC. The FERC prescribes rate methodologies for developing regulated tariff rates for interstate oil and products pipelines. The FERC’s regulated tariff may not allow us to recover all of our costs of providing services. Changes in the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.

Shippers may protest (and the FERC may investigate) the lawfulness of current, new or changed tariff rates. The FERC can require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively. Due to the complexity of rate making, the lawfulness of any rate is never assured. Portions of our pipeline systems that are not regulated by the FERC may become subject to FERC regulation, which would increase our costs, reduce our rates, or both. In sum, FERC regulation of our rates may adversely affect our revenues, results of operations and financial condition.

Our pipelines are common carriers and, as a consequence, we may be required to provide service to customers with credit and other performance characteristics with whom we would choose not to do business if permitted to do so.

Certain of our pipelines provide intrastate service that is subject to regulation by the Illinois Commerce Commission and the Michigan Public Service Commission. The Illinois Commerce Commission and the Michigan Public Service Commission could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations.

MPC’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business and our ability to make cash distributions to our unitholders. Our ability to obtain credit in the future may also be adversely affected by MPC’s credit rating.

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2012, MPC had long-term indebtedness of approximately $3.4 billion. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. Furthermore, if MPC were to default under certain of its debt obligations, there is a risk that MPC’s creditors would attempt to assert claims against our assets during the litigation of their claims against MPC. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.

MPC’s long-term credit ratings are currently investment grade. If these ratings are lowered in the future, the interest rate and fees MPC pays on its credit facilities may increase. In addition, although we do not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider MPC’s debt ratings when assigning ours because of MPC’s ownership interest in us, the significant commercial relationships between MPC and us, and our reliance on MPC for the substantial majority of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of MPC, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

We are subject to the public reporting requirements of the Exchange Act. We prepare our financial statements in accordance with GAAP. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.

The SEC, as required by Section 404, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This first Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2013. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a material adverse effect on the trading price of our common units.

RISKS INHERENT IN AN INVESTMENT IN US

Our general partner and its affiliates, including MPC, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over MPC’s business decisions and operations, and MPC is under no obligation to adopt a business strategy that favors us.

MPC owns a 2.0 percent general partner interest and a 71.6 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, MPC.

Conflicts of interest may arise between MPC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including MPC, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires MPC to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by MPC to increase or decrease refinery production, shut down or reconfigure a refinery, or pursue and grow particular markets. MPC’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of MPC;

•

MPC, as our primary customer, has an economic incentive to cause us to not seek higher tariff rates, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions;

•	MPC may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•

our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•

our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner will determine which costs incurred by it are reimbursable by us;

•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•

our partnership agreement permits us to classify up to $60.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 85.0 percent of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our transportation and storage services agreements with MPC;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•

our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the parties where the language in our partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•

provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

If unitholders are not both citizenship-eligible holders and rate-eligible holders, their common units may be subject to redemption.

In order to avoid (1) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by the FERC or analogous regulatory body, and (2) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If unitholders are not persons who meet the requirements to be citizenship eligible holders and rate eligible holders, they run the risk of having their units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. In addition, if unitholders are not persons who meet the requirements to be citizenship eligible holders, they will not be entitled to voting rights.

Cost reimbursements, which will be determined in our general partner’s sole discretion, and fees due our general partner and its affiliates for services provided will be substantial and will reduce our cash available for distribution.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement or our employee services agreements, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we will be required to reimburse MPC for the provision of certain general and administrative services to us. Under the terms of our employee services agreements, we have agreed to reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, storage cavern and tank farms. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash available for distribution to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly-owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 73.1 percent of the common units and subordinated units (excluding common units purchased by officers, directors and prospective directors of our general partner and MPC under our directed unit program). Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20.0 percent or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our general partner interest, the control of our general partner and the incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of MPC to transfer its membership interest in our general partner to a third party. The new partners of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

Additionally, our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of MPC selling or contributing additional midstream assets to us, as MPC would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

We may issue additional units without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our partnership agreement nor our revolving credit facility prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

MPC may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

MPC holds 17,056,515 common units and 36,951,515 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.

Affiliates of our general partner, including MPC, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

Neither our partnership agreement nor our omnibus agreement will prohibit MPC or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, MPC and other affiliates of our general partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from MPC and other affiliates of our general partner could materially and adversely impact our results of operations and cash available for distribution to unitholders.

Our general partner may cause us to borrow funds in order to make cash distributions, even where the purpose or effect of the borrowing benefits the general partner or its affiliates.

In some instances, our general partner may cause us to borrow funds under our revolving credit facility, from MPC or otherwise from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make a distribution on the subordinated units, to make incentive distributions or to hasten the expiration of the subordination period.

Our general partner has a limited call right that may require unitholders to sell common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 85.0 percent of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of units. Our general partner and its affiliates own approximately 46.2 percent of our common units. At the end of the subordination period (which could occur as early as December 31, 2013), assuming no additional issuances of common units (other than upon the conversion of the subordinated units) our general partner and its affiliates will own approximately 73.1 percent of our common units (excluding any common units purchased by officers, directors and prospective directors of our general partner and MPC under our directed unit program).

A unitholder’s liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made non-recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. A unitholder could be liable for our obligations as if they were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•

a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units and general partner units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0 percent, in addition to distributions paid on its 2.0 percent general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and general partner units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

We list our common units on the NYSE. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

TAX RISKS

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, or we become subject to a material amount of entity level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this.

A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations, we believe that we are treated as a partnership rather than a corporation for such purposes; however, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes. We have requested and received a favorable ruling from the IRS on the treatment of a portion of our “qualifying income”. The IRS may adopt positions that differ from the ones we take. A successful IRS contest of the federal income tax positions we take may impact adversely the market for our common units, and the costs of any IRS contest will reduce our cash available for distribution to unitholders.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0 percent, and likely would pay state and local income tax at varying rates. Distributions to unitholders generally would be taxed again as corporate dividends, and no income, gains, losses, deductions, or credits would flow through to our unitholders. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such additional taxes on us will substantially reduce the cash available for distribution to unitholders.

Our partnership agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The sale or exchange of 50.0 percent or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50.0 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50.0 percent threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1s) for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The

IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution.

The IRS has made no determination as to our status as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Our unitholders will be required to pay taxes on their share of income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in their common units, the amount, if any, of such prior excess distributions with respect to their units will, in effect, become taxable income to the unitholder if the common units are sold at a price greater than the unitholder’s tax basis in those common units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Non-U.S. persons will also potentially have tax filings and payment obligations in additional jurisdictions. Tax-exempt entities and non-U.S. persons should consult their tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

To maintain the uniformity of the economic and tax characteristics of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Pennsylvania, Texas and West Virginia. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

A unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

A unitholder who loans his common units to a “short seller” to cover a short sale of common units (i) may be considered as having disposed of the loaned common units, (ii) may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and (iii) may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Although the considered legislation does not appear as if it would have affected our treatment as a partnership, we are unable to predict whether any of these changes, or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between existing unitholders and unitholders who purchase our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The location and general character of our pipeline systems and other important physical properties have been described under Item 1. Business and are incorporated herein by reference. The facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. In addition, we believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. As of December 31, 2012, we lease a pipeline, vehicles, building space, pipeline equipment and land under long-term operating leases. Most of these leases include renewal options. We also lease certain pipelines under a capital lease that has a fixed price purchase option in 2020. See Item 8. Financial Statements and Supplementary Data – Note 16, for additional information regarding our leases.

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.

Under the omnibus agreement, MPC indemnifies us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our Predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Item 3. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below.

Litigation

We are a party to a number of lawsuits and other proceedings and cannot predict the outcome of every such matter with certainty. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed a third-party complaint against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL, asserting claims of contribution under the Illinois Contribution Act for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

Environmental Proceedings

In January 2013, the EPA notified MPL of alleged Clean Air Act violations pertaining to a 2011 audit of MPC’s Woodhaven, Michigan facility operated by MPL. The resolution of this matter may result in a penalty in excess of $100,000. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses incurred for this matter.

We are involved in a number of other environmental enforcement matters arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of each of these other matters is not likely to result in a penalty in excess of $100,000 and that collectively, the environmental proceeding described above and these other environmental enforcement matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common limited partner units are listed on the NYSE and traded under the symbol “MPLX”. As of February 15, 2013, there were two registered holders of 19,895,000 outstanding common units held by the public, including 19,893,800 common units held in street name. In addition, as of February 15, 2013, MPC and its affiliates owned 17,056,515 of our common units, 36,951,515 of our subordinated units and 1,508,225 of our general partner units (the 2.0 percent general partner interest), which together constitutes a 73.6 percent ownership interest in us.

The intraday high and low sales prices of our common units for the quarter starting October 26, 2012, the date on which our units began trading on the NYSE were a high of $34.51 and a low of $25.35.

No distributions were made to unitholders during the year ended December 31, 2012. On January 25, 2013, we announced the board of directors of our general partner had declared a cash distribution of $0.1769 per common unit for the quarter ended December 31, 2012. The distribution was paid on February 14, 2013, to unitholders of record on February 4, 2013. This amount represents the prorated minimum quarterly distribution of $0.2625 per unit, or $1.05 per unit on an annualized basis. We intend to pay a minimum quarterly distribution of $0.2625 per unit. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not have a legal obligation to distribute any particular amount per common unit.

See Item 8. Financial Statements and Supplementary Data – Note 2, for a discussion of the Offering.

Distributions of Available Cash

Our partnership agreement requires that, within 60 days after the end of each quarter, beginning with the quarter ended December 31, 2012, we distribute all of our available cash to unitholders of record on the applicable record date.

Definition of Available Cash. Available cash is defined in our partnership agreement, which is an exhibit to this Annual Report Form 10-K. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

less, the amount of cash reserves established by our general partner to:

•

provide for the proper conduct of our business (including reserves for our future capital expenditures, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

•	comply with applicable law, any of our debt instruments or other agreements; or

•

provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility, for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Initially, our general partner will be entitled to 2.0 percent of all quarterly distributions from inception that we make prior to our liquidation. This general partner interest is represented by 1,508,225 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2.0 percent interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0 percent general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0 percent, of the cash we distribute from operating surplus in excess of $0.301875 per unit per quarter. The maximum distribution of 48.0 percent does not include any distributions that our general partner or its affiliates may receive on common, subordinated or general partner units that they own.

Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total quarterly distribution per unit target amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0 percent general partner interest, our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

			Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount		Unitholders	General Partner
Minimum Quarterly Distribution	$0.2625		98.0%	2.0%
First Target Distribution	above $0.2625	up to $0.301875	98.0%	2.0%
Second Target Distribution	above $0.301875	up to $0.328125	85.0%	15.0%
Third Target Distribution	above $0.328125	up to $0.393750	75.0%	25.0%
Thereafter	above $0.393750		50.0%	50.0%

Subordination Period

Our partnership agreement provides that, during the subordination period (which we define below), the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2625 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units.

Definition of Subordination Period. Except as described below, the subordination period began on the closing date of the Offering and extends until the first business day following the distribution of available cash in respect of any quarter beginning after December 31, 2015, that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.05 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•

the adjusted operating surplus (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.05 (the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of Subordination Period. Notwithstanding the foregoing, the subordination period automatically terminates on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending December 31, 2013, that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.575 (150.0 percent of the annualized minimum quarterly distribution) for the four-quarter period immediately preceding that date;

•

the adjusted operating surplus (as defined below) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.575 (150.0 percent of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.

Expiration of the Subordination Period. When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause:

•

the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (i) neither such person nor any of its affiliates voted any of its units in favor of the removal and (ii) such person is not an affiliate of the successor general partner;

•	if all of the subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end; and

•	our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

Item 6. Selected Financial Data

The following table shows selected historical consolidated financial data of MPLX LP and our Predecessor as of the dates and for the years indicated. Our Predecessor consisted of a 100.0 percent interest in all of the assets and operations of MPL and ORPL that MPC contributed to us at the closing of the Offering, as well as minority undivided joint interests in two crude oil pipeline systems, which we refer to as the joint interest assets, that were not contributed to us. In connection with the closing of the Offering, MPC transferred the joint interest assets from our Predecessor to other MPC subsidiaries and then contributed to us a 51.0 percent indirect ownership interest in Pipe Line Holdings, which owns our Predecessor’s assets and operations (other than the joint interest assets), and a 100.0 percent indirect ownership in our butane cavern. However, as required by United States generally accepted accounting principles (“GAAP”), we consolidate 100.0 percent of the assets and operations of Pipe Line Holdings in our financial statements. In addition, we recorded the contribution at historical cost, as it is considered a reorganization of entities under common control.

The selected historical consolidated financial data as of and for the years ended December 31, 2011, 2010 and 2009 were derived from audited combined financial statements of our Predecessor. The selected historical consolidated financial data of our Predecessor as of and for the year ended December 31, 2008 was derived from unaudited historical combined financial statements of our Predecessor.

The following table also presents the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow, which we use in our business. For the definitions of Adjusted EBITDA and Distributable Cash Flow and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see Non-GAAP Financial Measures below.

	2012	2011	2010	2009	2008 (unaudited)
(In millions, except per unit data)
Consolidated statements of income data:
Sales and other operating revenues	$74.4	$62.1	$49.7	$43.3	$41.6
Sales to related parties	367.8	334.8	346.2	331.4	325.0
Gain (loss) on sale of assets	(0.3)	—	—	0.2	—
Other income	6.9	4.3	0.4	1.3	2.0
Other income—related parties	13.1	9.4	8.0	7.3	5.2

Total revenues and other income	461.9	410.6	404.3	383.5	373.8
Total costs and expenses	318.7	278.6	300.9	260.9	249.7

Income from operations	$143.2	$132.0	$103.4	$122.6	$124.1

Net income	$144.0	$134.0	$103.3	$122.3	$123.8
Net income attributable to MPLX LP	130.8	134.0	103.3	122.3	123.8
Net income attributable to MPLX LP subsequent to the Offering	13.1
Limited partner’s interest in net income attributable to MPLX LP subsequent to the Offering	12.9
Net income attributable to MPLX LP subsequent to the Offering per limited partner unit (basic and diluted):
Common units	$0.18
Subordinated units	0.17
Consolidated balance sheets data (at period end):
Property, plant and equipment, net	$910.0	$866.8	$847.8	$890.8	$917.2
Total assets	1,301.3	1,303.1	1,118.0	1,068.8	1,098.8
Long-term debt(1)	11.3	11.9	12.5	13.1	13.0
Consolidated statements of cash flows data:
Net cash provided by (used in):
Operating activities	$190.6	$181.9	$117.3	$145.1	$148.3
Investing activities	87.4	(218.7)	(64.6)	(57.5)	(98.3)
Financing activities	(61.4)	36.7	(53.0)	(88.3)	(49.0)
Additions to property, plant and equipment(2)	(135.6)	(49.8)	(13.7)	(57.7)	(98.4)
Other financial data(3):
Adjusted EBITDA attributable to MPLX LP	$166.3	$168.3	$156.0	$155.4	$155.5
Adjusted EBITDA attributable to MPLX LP subsequent to the Offering	18.2
Distributable Cash Flow attributable to MPLX LP	16.7

(1)	Consists of capital lease obligations, including amounts due within one year.
(2)	Represents cash capital expenditures as reflected on consolidated statements of cash flows for the periods indicated, which are included in cash used in investing activities.
(3)

For a discussion of the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow and a reconciliation of Adjusted EBITDA and Distributable Cash Flow to our most directly comparable measures calculated and presented in accordance with GAAP, please read “—Non-GAAP Financial Measures” below.

NON-GAAP FINANCIAL MEASURES

For the definitions of Adjusted EBITDA and Distributable Cash Flow and a discussion of the uses of these non-GAAP financial measures see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations – Adjusted EBITDA and Distributable Cash Flow.

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

	2012	2011	2010	2009	2008 (unaudited)
(In millions)
Reconciliation of Adjusted EBITDA attributable to MPLX LP to Net Income:
Net income	$144.0	$134.0	$103.3	$122.3	$123.8
Less: Net income attributable to MPC-retained interest	13.2	—	—	—	—

Net income attributable to MPLX LP	130.8	134.0	103.3	122.3	123.8
Plus: Net income attributable to MPC-retained interest	13.2	—	—	—	—
Depreciation	39.4	36.3	52.6	32.8	31.4
Provision for income taxes	0.3	0.1	0.3	0.3	0.3
Non-cash equity-based compensation	0.1	—	—	—	—
Less: Net interest and other financial income	1.1	2.1	0.2	—	—

Adjusted EBITDA	182.7	168.3	156.0	155.4	155.5
Adjusted EBITDA attributable to MPC-retained interest	16.4	—	—	—	—

Adjusted EBITDA attributable to MPLX LP	166.3	$168.3	$156.0	$155.4	$155.5

Less: Predecessor Adjusted EBITDA prior to the Offering	148.1

Adjusted EBITDA attributable to MPLX LP subsequent to the Offering	18.2
Less: Cash interest paid, net	0.2
Income taxes paid	—
Maintenance capital expenditures paid	3.4
Plus: Increase (decrease) in deferred revenue for committed volume deficiences	2.1

Distributable Cash Flow attributable to MPLX LP	$16.7

Reconciliation of Adjusted EBITDA attributable to MPLX LP to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$190.6	$181.9	$117.3	$145.1	$148.3
Less: Net loss (gain) on disposal of assets	0.3	—	—	(0.2)	—
Net interest and other financial income	1.1	2.1	0.2	—	—
Increase (decrease) in working capital items	15.9	11.5	(38.9)	(9.9)	(2.2)
All other, net	0.3	2.3	1.6	1.0	(3.5)
Plus: Non-cash equity-based compensation	0.1	—	—	—	—
Current income taxes expense	0.4	0.3	0.3	0.4	0.4
Asset retirement expenditures	9.2	2.0	1.3	0.8	1.1

Adjusted EBITDA	182.7	168.3	156.0	155.4	155.5
Adjusted EBITDA attributable to MPC-retained interest	16.4	—	—	—	—

Adjusted EBITDA attributable to MPLX LP	166.3	$168.3	$156.0	$155.4	$155.5

Less: Predecessor Adjusted EBITDA prior to the Offering	148.1

Adjusted EBITDA attributable to MPLX LP subsequent to the Offering	18.2
Less: Cash interest paid, net	0.2
Income taxes paid	—
Maintenance capital expenditures paid	3.4
Plus: Increase (decrease) in deferred revenue for committed volume deficiences	2.1

Distributable Cash Flow attributable to MPLX LP	$16.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

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

THE INITIAL PUBLIC OFFERING

On October 26, 2012, the Partnership’s common units began trading on the NYSE under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed its initial public offering of 19,895,000 common units at a price to the public of $22.00 per unit, which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters.

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

The Partnership received net proceeds of $407.1 million from the sale of 19,895,000 common units, after deducting underwriting discounts and commissions, structuring fees and offering expenses of $30.6 million. The Partnership retained $191.6 million of these net proceeds to prefund certain estimated expansion capital expenditures, $10.4 million for working capital purposes and paid financing costs of $2.4 million before the cash distribution to MPC.

For information on the various agreements between the Partnership and MPC see Item 1. Business – Our Transportation and Storage Services Agreements with MPC, – Operating and Management Services Agreements with MPC and Third Parties, and – Other Agreements with MPC.

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. Our primary assets consist of:

•	a 51.0 percent general partner interest in Pipe Line Holdings, a newly-formed entity that owns a 100.0 percent interest in MPL and ORPL, which in turn collectively own:

•

a network of pipeline systems that includes approximately 1,004 miles of common carrier crude oil pipelines and approximately 1,902 miles of common carrier product pipelines extending across nine states. This network includes approximately 230 miles of common carrier crude oil and product pipelines that we operate under long-term leases with third parties;

•	a barge dock located on the Mississippi River near Wood River, Illinois with approximately 80 mbpd of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100.0 percent interest in a butane cavern located in Neal, West Virginia with approximately 1.0 million barrels of storage capacity that serves MPC’s Catlettsburg refinery.

As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. The only outstanding partnership interests in Pipe Line Holdings are our 51.0 percent general partner interest and the 49.0 percent limited partner interest retained by MPC. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations.

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

MPC historically has been, and will continue to be for the foreseeable future, the source of the substantial majority of our revenues. On October 31, 2012, concurrent with the Offering, we entered into new long-term, fee-based transportation services agreements with MPC with minimum volume commitments. MPC historically has shipped volumes in excess of its minimum throughput commitment for most of our crude oil and product pipeline systems, and we expect those excess shipments to continue. In conjunction with the Offering, on October 1, 2012, we entered into new long-term, fee-based storage services agreements with MPC. We believe these transportation and storage services agreements will promote stable and predictable cash flows.

In the future, we plan to seek increased third-party volumes on our crude oil and product pipelines. We believe that the strategic location of our assets and their ability to access attractively-priced crude oil and to supply products to various markets may create opportunities to capture incremental third-party business and facilitate our growth. The substantial majority of our revenues are generated under our transportation and storage services agreements with, and tariffs and fees paid by, MPC. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on MPC and its future growth.

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

MPL and the owners of the Capline pipeline have agreed to terms for an operating agreement for MPL to become the operator of the Capline system, targeted for September 1, 2013. Capline is a 635 mile, 40-inch crude oil pipeline running from St. James, Louisiana to Patoka, Illinois. MPC owns a 32.6 percent interest in Capline.

Our existing operating services agreements include an operating agreement with Red Butte Pipe Line Company, which is owned by MPC’s former parent, Marathon Oil. Under this agreement, MPL receives an annual $3.3 million operating fee for operating certain pipelines in Wyoming and Montana. The term of this agreement has been extended from December 2013 through December 2018.

Effective February 1, 2013, we entered into an operating agreement with Blanchard, a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard. Under the agreement we receive an annual fee of initially $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The initial term of this agreement is until December 31, 2013, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.

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

Income from Operations. Income from operations represents our total revenue and other income less our total costs and expenses. Our management seeks to maximize our income from operations by maximizing revenue and managing our expenses. We generate revenue primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge dock and fees for storing crude oil and products at our storage facilities. The FERC regulates the tariffs we can charge on our common carrier pipelines; however, as volumes of crude oil, refined products and other hydrocarbon-based products handled through our pipelines fluctuate, so does our revenue.

Total costs and expenses include cost of revenues, purchases from related parties, depreciation, general and administrative expenses and other taxes. These expenses are primarily comprised of labor expenses, repairs and maintenance expenses, fuel and power costs, lease costs, property taxes and administrative expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We intend to manage our maintenance expenditures on our pipelines and storage assets by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

Adjusted EBITDA and Distributable Cash Flow. We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes, non-cash equity-based compensation and net interest and other financial income (costs). Although we have not quantified distributable cash flow for our Predecessor, subsequent to the Offering the Partnership uses Distributable Cash Flow, which we define as Adjusted EBITDA less net cash interest paid, income taxes paid and maintenance capital expenditures paid, plus the increase

(decrease) in deferred revenue for committed volume deficiencies. Distributable Cash Flow and Adjusted EBITDA are not presentations made in accordance with GAAP.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Such a payment is an increase in deferred revenue for committed volume deficiencies and included in the calculation of Distributable Cash Flow. These payments are not included in Adjusted EBITDA for the period in which they occurred. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum volume commitments or upon the expiration of the applicable four or eight quarter period. When credits are used or expire, the associated revenue is included within Adjusted EBITDA while the use or expiration of the credits is a decrease in deferred revenue for committed volume deficiencies in the calculation of Distributable Cash Flow.

Adjusted EBITDA and Distributable Cash Flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to GAAP net income or net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and Distributable Cash Flow should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For a reconciliation of Adjusted EBITDA and Distributable Cash Flow to their most comparable measures calculated and presented in accordance with GAAP, see Item 6. Selected Financial Data – Non-GAAP Financial Measures.

FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations for the reasons described below:

Joint Interest Assets. Our Predecessor’s results of operations historically included revenues and expenses relating to our Predecessor’s minority undivided joint interests in the Capline and Maumee crude oil pipeline systems. We refer to our Predecessor’s minority undivided joint interests in these pipeline systems as the joint interest assets. While third parties operate the joint interest assets, our Predecessor published tariffs and collected revenues from shippers that utilized capacity attributable to our Predecessor’s undivided interest portion of the joint interest assets and paid the operator of the joint interest assets for our Predecessor’s proportionate share of all costs and expenses related to the operation and maintenance of the joint interest assets. MPC did not contribute the joint interest assets to us in connection with the Offering and our results of operations subsequent to the Offering do not include the joint interest assets.

Contribution of 51.0 Percent General Partner Interest in Pipe Line Holdings. Our Predecessor’s results of operations historically included 100.0 percent of the revenues and expenses relating to the assets that were contributed to us, as well as the joint interest assets that were not contributed to us. At the closing of the Offering, MPC contributed to us a 51.0 percent general partner interest in Pipe Line Holdings. For periods subsequent to the Offering, we consolidate the results of operations of Pipe Line Holdings and then record a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC.

Neal Butane Cavern. Our Predecessor’s results of operations historically have included no revenues or expenses associated with our Neal butane cavern. The cavern was placed into service on August 1, 2012, and was contributed to the Partnership at the closing of the Offering.

Revenues. Following the Offering, most of our revenues are generated from the transportation and storage services agreements that we entered into with MPC in conjunction with the Offering and under which MPC pays us fees for transporting crude oil and products on our pipeline systems, for handling crude oil and products at our barge dock and for providing storage services at our tank farms and butane cavern. These contracts contain minimum volume commitments. Historically, our Predecessor did not have long-term transportation and storage arrangements with MPC. In addition, we expect to generate revenue generally not previously recognized by our Predecessor related to the following:

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

General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by MPC, as well as certain overhead expenses allocated by Marathon Oil through June 30, 2011, for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of utilization, capital employed, wages or headcount. Following the Offering, MPC continues to charge us administrative and operational services, which are projected to be higher than those charged to our Predecessor due to MPC’s provision of additional services and a fixed annual fee for the provision of executive management services by certain executive officers of our general partner. We also incur incremental annual general and administrative expenses as a result of being a separate publicly traded partnership.

Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of MPC’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from MPC to satisfy its capital expenditure requirements. Following the Offering, we intend to make cash distributions to our unitholders at an initial distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the excess cash generated by our operations. We also retained $10.4 million from the net proceeds of the Offering for general partnership purposes and contributed $191.6 million from the net proceeds of the Offering to Pipe Line Holdings, which Pipe Line Holdings retained on behalf of us and MPC in order to fund our respective pro rata share of the estimated total cost of certain expansion capital expenditures over the two years following the Offering, based on our and MPC’s ownership interest in Pipe Line Holdings. We expect to fund any other future expansion capital expenditures primarily from external sources, including borrowings under our $500.0 million revolving credit facility and potential future issuances of equity and debt securities.

Spinoff from Marathon Oil. Effective June 30, 2011, Marathon Oil engaged in a spinoff of its refining, marketing and transportation business into an independent, publicly traded company, MPC, through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. MPC’s consolidated financial statements do not include all of the actual expenses that would have been incurred had MPC been a stand-alone company during periods prior to the spinoff and may not reflect MPC’s consolidated results of operations, financial position and cash flows had MPC been a stand-alone company during those periods. Actual costs that would have been incurred if MPC had been a stand-alone company depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the spinoff, MPC began performing these functions using internal resources or services provided by third parties, certain of which were provided by Marathon Oil during a transition period pursuant to a transition services agreement. As a result, our Predecessor’s historical financial statements for periods prior to the spinoff do not include all of the actual expenses that would have been allocated to our Predecessor had MPC been a stand-alone company during periods prior to the spinoff.

FACTORS THAT IMPACT OUR BUSINESS

Supply and Demand for Crude Oil and Products. We generate the substantial majority of our revenues under fee-based contracts with MPC. These contracts are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Since we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to our treatment of volume imbalances on our pipeline systems. However, we also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of MPC or our other customers. Our throughput volumes depend primarily on the volume of refined products produced at MPC’s refineries, which in turn is ultimately dependent on MPC’s refining margins. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or MPC’s control, including the domestic and global supply of and demand for crude oil and refined products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our transportation and storage services agreements with MPC during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend on the availability of attractively priced crude oil in the areas served by our pipelines, which is also affected by the overall supply of and demand for crude oil. Certain measures of commercial activity that are correlated with crude oil and products demand continue to show moderate improvement. However, we expect the current global economic weakness and high unemployment in the United States to continue to constrain domestic demand for refined products.

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics. One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets. Our crude oil shippers, including MPC, periodically change the relative mix of crude oil grades used at the refineries served by our pipelines depending on the availability and pricing of different grades of crude oil, as well as changes in the pricing and demand dynamics in the various refined product markets that are served by those refineries. Changes in the crude oil sourcing patterns of our crude oil shippers are reflected in changes in the relative volumes of crude oil handled by our various pipeline systems from period to period. While these changes in relative volumes can affect the revenue attributable to specific crude oil pipeline systems due to differences in tariffs and viscosity surcharges, generally our total crude oil transportation revenues are significantly affected only by changes in overall crude oil supply and demand dynamics.

Similarly, our product pipeline systems have the ability to serve multiple end user markets. Our refined products shippers, including MPC, periodically change the relative mix of refined products shipped on our refined products pipelines, as well as the destination points, based on changes in the pricing and demand dynamics in the various refined product markets that our refined products pipelines serve. Changes in the refined products shipping patterns of our shippers are reflected in relative volumes of refined products handled by our various pipeline systems from period to period. While these changes in relative volumes can affect the revenue attributable to specific refined products pipeline systems due to differences in tariffs, generally our total product transportation revenues are significantly affected only by changes in overall refined products supply and demand dynamics.

Acquisition Opportunities. We plan to pursue acquisitions of complementary assets from MPC as well as third parties. We believe MPC will offer us the opportunity to purchase additional assets from it, including additional interests in our network of pipeline systems, barge dock and tank farms that it has retained through its interest in Pipe Line Holdings. However, MPC is under no obligation to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to buy any such additional assets or pursue any such cooperative acquisitions. Our third-party acquisition strategy may include midstream assets both within our existing geographic footprint and in new areas. We believe MPC will promote and support the successful execution of our business strategies given its significant ownership in us following the Offering and its stated intention to use us to grow its midstream business. We believe that we will be well positioned to acquire midstream assets from MPC and third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution.

Third-Party Business. In the future, we plan to seek increased third-party volumes on our crude oil and product pipelines. We believe that the strategic location of our assets and their ability to access attractively priced crude oil and to supply products to attractive markets may create opportunities to capture incremental third-party business and facilitate our growth. The substantial majority of our revenue is generated under our transportation and storage services agreements with, and tariffs and fees paid by, MPC. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on MPC and its future growth.

Seasonality. The crude oil and products transported on our pipeline systems and at our barge dock and stored at our storage assets is directly affected by the level of supply and demand for crude oil and products in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated through the use of our fee-based transportation and storage services agreements with MPC that include minimum volume commitments. We historically have spent approximately two-thirds of both our budgeted maintenance capital expenditures and budgeted pipeline integrity, repair and maintenance expenses during the third and fourth quarter of each calendar year due to our budgeting cycle, weather and safety concerns. In the future, we will seek to manage our maintenance capital expenditures on our pipeline systems and storage assets by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

RESULTS OF OPERATIONS

The table below shows our fourth quarter 2012 results separated between those of our Predecessor for the period October 1, 2012 through October 30, 2012, and the Partnership for the period October 31, 2012 (the closing date of the Offering) through December 31, 2012.

(In millions, except per barrel data)	MPLX LP Predecessor October 1, 2012 through October 30, 2012	MPLX LP October 31, 2012 through December 31, 2012	Three months ended December 31, 2012
Revenues and other income:
Sales and other operating revenues	$5.9	$15.0	$20.9
Sales to related parties	37.1	64.9	102.0
Other income	0.6	1.3	1.9
Other income—related parties	1.1	2.4	3.5

Total revenues and other income	44.7	83.6	128.3

Costs and expenses:
Cost of revenues (excludes items below)	14.5	22.5	37.0
Purchases from related parties	6.7	16.4	23.1
Depreciation	3.7	7.9	11.6
General and administrative expenses	3.3	9.2	12.5
Other taxes	0.6	1.0	1.6

Total costs and expenses	28.8	57.0	85.8

Income from operations	15.9	26.6	42.5
Interest and other financial income (costs)	—	(0.2)	(0.2)

Income before income taxes	15.9	26.4	42.3
Provision for income taxes	0.1	0.1	0.2

Net income	15.8	26.3	42.1
Less:
Net income attributable to MPC-retained interest	—	13.2	13.2

Net income attributable to MPLX LP	$15.8	$13.1	$28.9

Pipeline throughput (mbpd):
Crude oil pipelines	1,179	1,123	1,141
Product pipelines	1,116	948	1,003

Total	2,295	2,071	2,144

Average tariff rates ($ per barrel)
Crude oil pipelines	$0.64	$0.60	$0.62
Product pipelines	0.56	0.55	0.55
Total pipelines	0.60	0.58	0.59

The consolidated statements of income in Item 8. Financial Statements and Supplementary Data include the results of operations of our Predecessor for periods prior to October 31, 2012, and results of the Partnership subsequent to October 31, 2012. Our future results of operations subsequent to the Offering may not be comparable to our Predecessor’s historical results of operations for the reasons discussed above under – Factors Affecting the Comparability of Our Financial Results.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

	Year ended December 31,
(In millions, except per barrel data)	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues	$74.4	$62.1	$12.3
Sales to related parties	367.8	334.8	33.0
Loss on sale of assets	(0.3)	—	(0.3)
Other income	6.9	4.3	2.6
Other income—related parties	13.1	9.4	3.7

Total revenues and other income	461.9	410.6	51.3

Costs and expenses:
Cost of revenues (excludes items below)	173.8	162.9	10.9
Purchases from related parties	44.4	29.0	15.4
Depreciation	39.4	36.3	3.1
General and administrative expenses	49.8	38.5	11.3
Other taxes	11.3	11.9	(0.6)

Total costs and expenses	318.7	278.6	40.1

Income from operations	143.2	132.0	11.2
Related party interest and other financial income	1.3	2.3	(1.0)
Interest and other financial income (costs)	(0.2)	(0.2)	—

Income before income taxes	144.3	134.1	10.2
Provision for income taxes	0.3	0.1	0.2

Net income	144.0	134.0	10.0
Less: Net income attributable to MPC-retained interest	13.2	—	13.2

Net income attributable to MPLX LP	$130.8	$134.0	$(3.2)

Adjusted EBITDA attributable to MPLX LP(1)	$166.3	$168.3	$(2.0)
Distributable Cash Flow attributable to MPLX LP(1)(2)	16.7

Pipeline throughput (mbpd):
Crude oil pipelines	1,147	1,184	(37)
Product pipelines	980	1,031	(51)

Total	2,127	2,215	(88)

Average tariff rates ($ per barrel):(3)
Crude oil pipelines	$0.57	$0.48	$0.09
Product pipelines	0.51	0.46	0.05
Total pipelines	0.54	0.47	0.07

(1)	Non-GAAP financial measure. See Item 6. Selected Financial Data - Non-GAAP Financial Measures for a reconciliation to the most directly comparable GAAP measures.
(2)	For period subsequent to the Offering.
(3)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

Total sales and other operating revenues, including sales to related parties, increased $45.3 million in 2012 compared to 2011, due to a $33.0 million increase in sales to related parties and a $12.3 million increase in sales and other operating revenues to third parties. The increase in sales to related parties was primarily related to a $50.4 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems, partially offset by a $20.4 million decrease related to a 122 mbpd decrease in related party crude oil and products volumes shipped. The decrease in volumes shipped was primarily related to the Capline crude system and the Garyville to Zachary, Louisiana products system. We converted a products pipeline to crude oil service and made improvements to our barge dock, which partially offset a decrease in volumes shipped on the Capline crude system. The increase in sales and other operating revenues was primarily related to a $6.4 million increase due to higher average tariffs received on the volumes of crude oil and products shipped and a $5.7 million increase related to a 34 mbpd increase in third-party crude oil and product volumes shipped.

Other income and other income – related parties increased $6.3 million in 2012 compared to 2011. The increase was primarily due to an increase in fees received for operating MPC’s private pipeline systems, partially offset by a decrease in operating fees received from Marathon Oil. The higher operating fees received from MPC were increased to reflect arm’s-length rates.

Cost of revenues increased $10.9 million in 2012 compared to 2011. The increases were primarily due to higher spending on mechanical integrity work on our pipelines partially offset by salaries and benefits being classified as related party purchases subsequent to October 1, 2012.

Purchases from related parties increased $15.4 million in 2012 compared to 2011. The increase was primarily due to the transfer of employees on October 1, 2012 from our Predecessor to MPC in anticipation of the Offering. Additionally, the cost of services provided under the employee services and omnibus agreements increased after the Offering.

Depreciation increased $3.1 million in 2012 compared to 2011 due to capital projects being placed in service in 2012.

General and administrative expenses increased $11.3 million in 2012 compared to 2011. The increase was primarily due to $10.1 million of pension settlement expenses recorded in 2012. Higher service costs from MPC after the Offering also contributed to the increase.

Related party interest and other financial income decreased $1.0 million in 2012 compared to 2011. We had an increase of $0.9 million in interest income in 2012 from loans receivable from MPC Investment Fund, Inc. (“MPCIF”), a wholly-owned subsidiary of MPC, compared to $1.9 million of dividend income in 2011 from our investment in preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. See Item 8. Financial Statements and Supplementary Data – Note 5 for further discussion of our loans receivable from MPCIF and our investment in PFD preferred stock.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

	Year ended December 31,
(In millions, except per barrel data)	2011	2010	Variance
Revenues and other income:
Sales and other operating revenues	$62.1	$49.7	$12.4
Sales to related parties	334.8	346.2	(11.4)
Other income	4.3	0.4	3.9
Other income - related parties	9.4	8.0	1.4

Total revenues and other income	410.6	404.3	6.3

Costs and expenses:
Cost of revenues (excludes items below)	162.9	177.6	(14.7)
Purchases from related parties	29.0	29.5	(0.5)
Depreciation	36.3	52.6	(16.3)
General and administrative expenses	38.5	30.3	8.2
Other taxes	11.9	10.9	1.0

Total costs and expenses	278.6	300.9	(22.3)

Income from operations	132.0	103.4	28.6
Related party interest and other financial income	2.3	0.2	2.1
Interest and other financial income (costs)	(0.2)	—	(0.2)

Income before income taxes	134.1	103.6	30.5
Provision for income taxes	0.1	0.3	(0.2)

Net income	134.0	103.3	30.7
Less: Net income attributable to MPC-retained interest	—	—	—

Net income attributable to MPLX LP	$134.0	$103.3	$30.7

Adjusted EBITDA attributable to MPLX LP(1)	$168.3	$156.0	$12.3

Pipeline throughput (mbpd):
Crude oil pipelines	1,184	1,204	(20)
Product pipelines	1,031	968	63

Total	2,215	2,172	43

Average tariff rates ($ per barrel):(2)
Crude oil pipelines	$0.48	$0.49	$(0.01)
Product pipelines	0.46	0.46	—
Total pipelines	0.47	0.48	(0.01)

(1)	Non-GAAP financial measure. See Item 6. Selected Financial Data - Non-GAAP Financial Measures for a reconciliation to the most directly comparable GAAP measures.
(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

Total sales and other operating revenues, including sales to related parties, increased $1.0 million in 2011 compared to 2010, due to a $12.4 million increase in sales and other operating revenues, partially offset by an $11.4 million decrease in sales to related parties. The increase in sales and other operating revenues was primarily due to a $9.9 million increase related to a 39 mbpd increase in third-party volumes shipped, and a $2.6 million increase due to higher average tariffs received on the volumes of crude oil and products shipped. The decrease in sales to related parties was primarily due to a $19.9 million decrease related to a 50 mbpd decrease in related party crude oil volumes shipped, partially offset by a $6.1 million increase due to higher average tariffs received on the volumes of crude oil and products shipped.

Other income and other income-related parties increased $5.3 million in 2011 compared to 2010, primarily due to higher operating fees received from MPC and Marathon Oil, which were increased to reflect arm’s-length rates following MPC’s spinoff from Marathon Oil effective June 30, 2011.

Cost of revenues decreased $14.7 million in 2011 compared to 2010. The decrease was primarily due to lower mechanical integrity costs on our Patoka to Catlettsburg crude oil pipeline in 2011 compared to 2010.

Depreciation decreased $16.3 million in 2011 compared to 2010 primarily due to depreciation recorded in 2010 for the cancellation of a crude oil pipeline project associated with MPC’s heavy oil upgrading and expansion project at its Detroit refinery.

General and administrative expenses increased $8.2 million in 2011 compared to 2010. The increase was primarily due to higher expense allocations from MPC resulting from MPC’s increased costs associated with being a separate stand-alone company and an increase in our overall allocation percentage.

Other taxes increased $1.0 million in 2011 compared to 2010, primarily due to higher property taxes and payroll taxes in 2011 compared to 2010.

Related party interest and other financial income increased $2.1 million in 2011 compared to 2010, primarily due to higher dividend income in 2011 compared to 2010 from our investments in PFD preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity included cash generated from operations and funding from MPC. We participated in MPC’s centralized cash management program for periods prior to September 30, 2010, under which the net balance of our cash receipts and cash disbursements was settled with MPC on a daily basis. On October 1, 2010, we ceased participating in MPC’s centralized cash management program and entered into agreements with PFD, a subsidiary of Marathon Oil, to invest our excess cash in related party debt securities. The agreement with PFD was terminated effective June 30, 2011. On June 21, 2011, we executed an agreement with MPCIF, which allowed us, on a daily basis, to send our excess cash to MPCIF as an advance or request cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party. We terminated the agreement with MPCIF effective September 28, 2012 in connection with the Offering. Please read Item 8. Financial Statements and Supplementary Data – Note 5 for additional information regarding our agreements with PFD and MPCIF. Following the Offering, MPC invests our excess cash on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.

In addition to our retention of approximately $10.4 million of the net proceeds from the Offering for general partnership purposes, including to fund our working capital needs, and Pipe Line Holdings’ retention of approximately $191.6 million of the net proceeds from the Offering to prefund certain expansion capital expenditures over the two-year period following the Offering, we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not have a legal obligation to distribute any particular amount per common unit.

Revolving Credit Facility

On September 14, 2012, MPLX Operations, an affiliate of MPC and a wholly-owned subsidiary of the Partnership, as the borrower, and the Partnership, as the parent guarantor, entered into a five-year revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement became effective following the Offering and has an initial borrowing capacity of $500.0 million. MPLX Operations has the right to seek to increase the total amount available under the Credit Agreement to $800.0 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The Credit Agreement includes letter of credit issuing capacity of up to $250.0 million and swingline loan capacity of up to $50.0 million. MPLX Operations may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50.0 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. There were no borrowings or letters of credit outstanding under the Credit Agreement at December 31, 2012.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At December 31, 2012, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as other covenants contained in the Credit Agreement.

Borrowings of revolving loans under the Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement) and a margin ranging from 1.00 percent to 2.00 percent, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement) and a margin ranging from zero percent to 1.00 percent. Prior to the Partnership receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the Credit Agreement), the margin that is added to the applicable interest rate is based on the Partnership’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once the Partnership receives a rating, the margin added to the applicable interest rate will be based on the Partnership’s credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or the Partnership’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$190.6	$181.9	$117.3
Investing activities	87.4	(218.7)	(64.6)
Financing activities	(61.4)	36.7	(53.0)

Total	$216.6	$(0.1)	$(0.3)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased $8.7 million in 2012 compared to 2011, primarily due to a $10.0 million increase in net income, a $4.4 million increase in cash provided by changes in working capital and $3.1 million increase in depreciation expense, partially offset by a $7.2 million increase in asset retirement expenditures.

The $15.9 million of cash provided by changes in working capital in 2012 was primarily due to a $26.9 million source of cash from changes in related party receivables and payables primarily due to an increase in payables to MPC for services performed under the employee services and omnibus agreements and a decrease in receivables from MPC due to the initiation during 2012 of monthly cash settlements for transactional activity previously settled on a quarterly basis, partially offset by an $8.0 million use of cash from changes in accounts payable and accrued liabilities primarily related to the elimination of payroll and benefits payable following the transfer of our Predecessor’s employees to MPC. The $11.5 million of cash provided by working capital changes in 2011 was primarily due to an $11.2 million increase in accounts payable and accrued liabilities, primarily related to the timing of project expenditures.

The $3.1 million increase in depreciation in 2012 was due to capital projects placed in service during the year. The $7.2 million increase in asset retirement expenditures was primarily associated with the Patoka to Catlettsburg crude oil pipeline upgrade project.

Net cash provided by operating activities increased $64.6 million in 2011 compared to 2010 primarily due to a $50.4 million increase in cash provided by changes in working capital and a $30.7 million increase in net income, partially offset by a $16.3 million decrease in depreciation.

The $11.5 million of cash provided by changes in working capital in 2011 was primarily due to an $11.2 million increase in accounts payable and accrued liabilities primarily related to the timing of project expenditures. The $38.9 million of cash used for changes in working capital in 2010 was primarily due to a $34.4 million increase in receivables from related parties due to the initiation of quarterly cash settlements for transactions previously included in net investment after we ceased participating in MPC’s centralized cash management program as of October 1, 2010.

The $52.6 million of depreciation in 2010 includes a $16.7 million charge for the cancellation of a crude oil pipeline project associated with the heavy oil upgrading and expansion project at MPC’s Detroit refinery.

Cash Flows Used in Investing Activities. Investing activities were an $87.4 million source of cash in 2012 compared to a $218.7 million use of cash in 2011. The change was primarily due to a $441.7 million change in cash flows from loans to related parties, partially offset by an $85.8 million increase in additions to property, plant and equipment and a $51.1 million decrease in cash provided by investments in related party debt securities. Loans to related parties consisted of repayments from MPCIF of $221.7 million in 2012 compared to advances to MPCIF of $220.0 million in 2011. We terminated the agreement with MPCIF effective September 28, 2012 in connection with the Offering.

Additions to property, plant and equipment of $135.6 million in 2012 were primarily due to expansion capital expenditures, including the major upgrade project on our Patoka to Catlettsburg crude oil pipeline. Additions to property, plant and equipment of $49.8 million in 2011 were also primarily expansion capital expenditures. Investments in related party debt securities consisted of net redemptions of PFD preferred stock of $51.1 million in 2011 compared to no activity in 2012 since the agreement with PFD was terminated in June 2011.

Net cash used in investing activities increased $154.1 million in 2011 compared to 2010 primarily due to a $220.0 million increase in loans to related parties and a $36.1 million increase in additions to property, plant and equipment, partially offset by a $102.2 million decrease in investments in related party debt securities.

Loans to related parties of $220.0 million in 2011 consisted of loans to MPCIF. There was no activity with MPCIF in 2010 since the agreement with MPCIF was executed in June 2011.

Investments in related party debt securities consisted of net redemptions of PFD preferred stock of $51.1 million in 2011 and net purchases of PFD preferred stock of $51.1 million in 2010. These changes correspond with the execution and termination of our agreements with PFD.

Additions to property, plant and equipment were $49.8 million in 2011 primarily due to expansion capital expenditures, including projects that increase our capacity to transport crude oil. Additions to property, plant and equipment were $13.7 million in 2010 primarily due to maintenance capital expenditures.

Cash Flows from Financing Activities. Financing activities were a $61.4 million use of cash in 2012 compared to a $36.7 million source of cash in 2011. Distributions to MPC were $262.7 million in 2012 compared to contributions from MPC of $37.3 million in 2011. Net proceeds from the Offering in 2012 were $407.1 million and $202.7 million of these proceeds were distributed to MPC. We paid debt issuance costs of $2.4 million in 2012.

Financing activities were a net $36.7 million source of cash in 2011 compared to a net $53.0 million use of cash in 2010. The change in cash flows was primarily due to $37.3 million in contributions from MPC in 2011 compared to $52.5 million in distributions to MPC in 2010.

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

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2012	2011	2010
Maintenance	$24.5	$14.3	$9.2
Expansion(1)	123.5	41.6	4.2

Total capital expenditures	148.0	55.9	13.4
Less:
Increase (decrease) in capital accruals	3.2	4.1	(1.6)
Asset retirement expenditures(2)	9.2	2.0	1.3

Additions to property, plant and equipment	$135.6	$49.8	$13.7

(1)	Includes 100 percent of the joint interest assets capital expenditures for periods prior to the Offering.
(2)	The increased asset retirement expenditures in 2012 were related to the Patoka to Catlettsburg upgrade project.

Our capital budget for 2013 is $142.5 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in the budget is $109.3 million for expansion capital expenditures, including $77.9 million related to a major upgrade project on our Patoka to Catlettsburg crude oil pipeline, $10.9 million for various connections and new equipment at our Patoka tank farm and $6.9 million related to a multi-year SCADA system upgrade project. The budget also includes $33.2 million for maintenance capital expenditures, primarily related to valve replacement, safety and security expenditures and electrical system maintenance. We continuously evaluate our capital budget and make changes as conditions warrant.

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not have a legal obligation to distribute any particular amount per common unit.

Contractual Cash Obligations

A summary of our contractual cash obligations as of December 31, 2012, is shown in the table below:

(In millions)	Total	2013	2014-2015	2016-2017	Later Years
Revolving credit facility(a)	$5.0	$1.0	$2.1	$1.9	$—
Capital lease obligations	14.8	1.4	2.8	2.8	7.8
Operating lease obligations	47.9	8.3	15.6	13.0	11.0
Purchase obligations:
Contracts to acquire property, plant & equipment	10.4	10.4	—	—	—
Other contracts	13.7	8.5	1.0	1.4	2.8

Total purchase obligations	24.1	18.9	1.0	1.4	2.8
Other liabilities	0.2	0.2	—	—	—

Total contractual cash obligations	$92.0	$29.8	$21.5	$19.1	$21.6

(a)	Commitment fees based on fee currently in place if no funds are borrowed.

In addition to the obligations included in the table above, in conjunction with the Offering, we entered into an omnibus agreement and an employee services agreement with MPC. The omnibus agreement with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us. The omnibus agreement remains in full force and effect so long as MPC controls our general partner. Under the omnibus agreement, we pay to MPC in equal monthly installments an initial annual amount of approximately $31.8 million for the provision of certain general and administrative services by MPC. The annual amount includes a fixed annual fee of approximately $3.5 million for the provision of certain executive management services by certain officers of our general partner. We also pay MPC additional amounts based on the costs actually incurred by MPC in providing other services, except for the portion of the amount attributable to engineering services, which is based on the amounts actually incurred by MPC and its affiliates plus 6.0 percent of such costs. In addition, we are obligated to reimburse MPC for any out-of-pocket costs and expenses incurred by MPC on our behalf.

The employee services agreement with MPC addresses reimbursement to MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock and tank farms. The employee services agreement has an initial term that extends through September 30, 2017. We pay MPC a monthly fee that reflects the total employee-based salary and wage costs (including accruals) incurred in providing the services during such month, including a monthly allocated portion of estimated employee benefit costs, bonus accrual, MPC stock-based compensation expense and employer payroll taxes, plus an additional $125,000.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, material and equipment costs and availability, planned and unplanned outages, the delay of, cancelation of or failure to implement planned capital projects, project overruns, disruptions or interruptions of our pipeline operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

TRANSACTIONS WITH RELATED PARTIES

Following completion of the Offering on October 31, 2012, MPC held a 2.0 percent general partner interest and a 71.6 percent limited partner interest in MPLX LP. See Item 8. Financial Statements and Supplementary Data – Note 2 for further discussion of the Offering.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 82.2 percent, 83.1 percent and 86.5 percent of our total revenues and other income for 2012, 2011 and 2010. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 28.3 percent, 22.4 percent and 16.9 percent of our total costs and expenses for 2012, 2011 and 2010. MPC and, with respect to periods prior to June 30, 2011, Marathon Oil performed certain services for us related to information technology, engineering, legal, human resources and other financial and administrative services. We believe that transactions with related parties, other than certain transactions with MPC and Marathon Oil for periods prior to the Offering, related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties. For further discussion of activity with related parties and MPC see Item 1. Business – Our Transportation and Storage Services Agreements with MPC, – Operating and Management Services Agreements with MPC and Third Parties, – Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data – Note 5.

ENVIRONMENTAL MATTERS AND COMPLIANCE COSTS

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our pipelines and storage assets. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. MPC will indemnify us for certain of these costs under the omnibus agreement.

If these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities. Our environmental expenditures for each of the past three years were:

(In millions)	2012	2011	2010
Capital	$2.4	$3.5	$1.7
Percent of total capital expenditures	2%	6%	12%
Compliance:
Operating and maintenance	$24.7	$23.2	$35.7
Remediation(1)	2.8	0.6	2.3

Total	$27.5	$23.8	$38.0

(1)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash accruals for environmental remediation.

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed.

Our environmental capital expenditures are expected to approximate $6.4 million in 2013 and $10.1 million in 2014. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.

Fair Value Estimates

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three approaches for measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

Our significant uses of fair value measurements include:

•	assessment of impairment of long-lived assets; and

•	assessment of impairment of goodwill.

See Item 8. Financial Statements and Supplementary Data – Note 12 for disclosures regarding our fair value measurements.

Impairment Assessments of Long-Lived Assets and Goodwill

Fair value calculated for the purpose of testing our long-lived assets and goodwill for impairment is estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:

•

Future revenues on services provided. Our estimates of future revenues are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our estimated utilization rate, end-user demand, capital expenditures and economic conditions. Such estimates are consistent with those used in our planning and capital investment reviews.

•	Future volumes. Our estimates of future pipeline throughput volumes are based on internal forecasts prepared by our general partner’s operations personnel.

•

Discount rate commensurate with the risks involved. We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.

•	Future capital requirements. These are based on authorized spending and internal forecasts.

We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.

The need to test for impairment can be based on several indicators, including a significant reduction in demand for products transported, a poor outlook for profitability, a significant reduction in pipeline throughput volumes, a significant reduction in refining margins, other changes to contracts or changes in the regulatory environment in which the asset is located.

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the pipeline system level. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down if greater than the calculated fair value.

Unlike long-lived assets, goodwill must be tested for impairment at least annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. The fair value of the reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, the implied fair value of goodwill is calculated. The excess, if any, of the book value over the implied fair value of goodwill is charged to net income. At

December 31, 2012 we had a total of $104.7 million of goodwill recorded on our consolidated balance sheet. The fair value of our reporting unit exceeded book value appreciably in 2012.

An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., tariffs, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.

Contingent Liabilities

We accrue contingent liabilities for legal actions, claims, litigation, environmental remediation and tax deficiencies related to operating taxes. We regularly assess these estimates in consultation with legal counsel to consider resolved and new matters, material developments in court proceedings or settlement discussions, new information obtained as a result of ongoing discovery and past experience in defending and settling similar matters. Actual costs can differ from estimates for many reasons. For instance, settlement costs for claims and litigation can vary from estimates based on differing interpretations of laws, opinions on degree of responsibility and assessments of the amount of damages. Similarly, liabilities for environmental remediation may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology.

We generally record losses related to these types of contingencies as cost of revenues or general and administrative expenses in the consolidated statements of income, except for tax deficiencies unrelated to income taxes, which are recorded as other taxes.

An estimate of the sensitivity to net income if other assumptions had been used in recording these liabilities is not practical because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, in terms of both the probability of loss and the estimates of such loss.

ACCOUNTING STANDARDS NOT YET ADOPTED

There are no significant accounting standards applicable to us that have not yet been adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Imbalances

We target zero volume gains and losses, which we sometimes refer to as imbalances, within our pipelines and storage assets due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. Historically, we used quoted market prices of the applicable commodity as of the relevant reporting date to value amounts related to imbalances. For the three-year period ended December 31, 2012, our imbalances resulted in an average gain of $4.0 million per year. In practice, we settle positive crude oil imbalances each quarter by selling excess volumes at current market prices. While we historically have not had to do so, we could be required to purchase crude oil volumes in the open market to make up negative imbalances. Positive and negative refined product imbalances are settled monthly by cash payments.

Item 8. Financial Statements and Supplementary Data

The information in this report includes periods prior to the completion of MPLX LP’s initial public offering, and prior to the effective dates of the agreements discussed herein. Consequently, the consolidated financial statements and related discussion of financial condition and results of operations contained in this report include periods that pertain to MPLX LP Predecessor, our predecessor for accounting purposes.

Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense for periods starting October 31, 2012 refer to MPLX LP and its subsidiaries. References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.”

Management’s Responsibilities for Financial Statements

To the Partners of MPLX LP:

The accompanying consolidated financial statements of MPLX LP and its subsidiaries (the “Partnership”) are the responsibility of management of the Partnership’s general partner, MPLX GP LLC, and have been prepared in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this Annual Report on Form 10-K is consistent with these consolidated financial statements.

MPLX GP LLC seeks to assure the objectivity and integrity of the Partnership’s financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

The MPLX GP LLC Board of Directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to monitor the proper discharge by each of their responsibilities relative to internal accounting controls and the consolidated financial statements.

/s/ Gary R. Heminger	/s/ Donald C. Templin	/s/ Michael G. Braddock
Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Director, Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and Board of Directors of MPLX GP LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of equity/net investment present fairly, in all material respects, the financial position of MPLX LP and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio

March 25, 2013

MPLX LP

Consolidated Statements of Income

(In millions, except per unit data)	2012	2011	2010
Revenues and other income:
Sales and other operating revenues	$74.4	$62.1	$49.7
Sales to related parties	367.8	334.8	346.2
Loss on sale of assets	(0.3)	—	—
Other income	6.9	4.3	0.4
Other income - related parties	13.1	9.4	8.0

Total revenues and other income	461.9	410.6	404.3

Costs and expenses:
Cost of revenues (excludes items below)	173.8	162.9	177.6
Purchases from related parties	44.4	29.0	29.5
Depreciation	39.4	36.3	52.6
General and administrative expenses	49.8	38.5	30.3
Other taxes	11.3	11.9	10.9

Total costs and expenses	318.7	278.6	300.9

Income from operations	143.2	132.0	103.4
Related party interest and other financial income	1.3	2.3	0.2
Interest and other financial income (costs)	(0.2)	(0.2)	—

Income before income taxes	144.3	134.1	103.6
Provision for income taxes	0.3	0.1	0.3

Net income	144.0	134.0	103.3
Less: Net income attributable to MPC-retained interest	13.2	—	—

Net income attributable to MPLX LP	$130.8	$134.0	$103.3

Less: Predecessor income prior to initial public offering on October 31, 2012	117.7

Net income attributable to MPLX LP subsequent to initial public offering	13.1
Less: General partner’s interest in net income subsequent to initial public offering	0.2

Limited partners’ interest in net income subsequent to initial public offering	$12.9

Net income attributable to MPLX LP subsequent to initial public offering per limited partner unit (basic and diluted):
Common	$0.18
Subordinated	0.17
Weighted average limited partner units outstanding (basic and diluted):
Common units - public	19.9
Common units - MPC	17.1
Subordinated units - MPC	37.0
Cash distribution declared per limited partner common unit	$0.1769

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets

	December 31,
	2012	2011
(In millions)
Assets
Current assets:
Cash and cash equivalents	$216.7	$0.1
Receivables	17.6	15.6
Receivables from related parties	38.0	53.4
Loans receivable from related party	—	220.4
Materials & supplies inventories	8.9	8.2
Other current assets	2.6	1.0

Total current assets	283.8	298.7
Property, plant and equipment, net	910.0	866.8
Goodwill	104.7	134.2
Other noncurrent assets	2.8	3.4

Total assets	$1,301.3	$1,303.1

Liabilities
Current liabilities:
Accounts payable	$39.0	$34.7
Payables to related parties	17.6	1.9
Payroll and benefits payable	—	6.4
Accrued taxes	3.0	5.7
Long-term debt due within one year	0.7	0.7
Other current liabilities	3.0	1.7

Total current liabilities	63.3	51.1
Long-term debt	10.6	11.2
Deferred credits and other liabilities	0.6	1.6

Total liabilities	74.5	63.9
Commitments and contingencies (see Note 17)
Equity / Net Investment
Common unitholders - public (19.9 million units issued and outstanding)	410.7	—
Common unitholder - MPC (17.1 million units issued and outstanding)	57.4	—
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	209.3	—
General partner - MPC (1.5 million units issued and outstanding)	13.7	—

Total MPLX LP partners’ capital	691.1	—
Noncontrolling interest	535.7	—
Net investment	—	1,239.2

Total equity / net investment	1,226.8	1,239.2

Total liabilities and equity / net investment	$1,301.3	$1,303.1

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows

(In millions)	2012	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$144.0	$134.0	$103.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.4	36.3	52.6
Deferred income taxes	(0.1)	(0.2)	—
Net loss on sale of assets	0.3	—	—
Asset retirement expenditures	(9.2)	(2.0)	(1.3)
Changes in:
Current receivables	(2.0)	(1.0)	(2.3)
Materials & supplies inventories	(1.0)	(0.2)	(2.6)
Current accounts payable and accrued liabilities	(8.0)	11.2	0.4
Receivables from / payables to related parties	26.9	1.5	(34.4)
All other, net	0.3	2.3	1.6

Net cash provided by operating activities	190.6	181.9	117.3

Investing activities:
Additions to property, plant and equipment	(135.6)	(49.8)	(13.7)
Disposal of assets	1.3	—	0.2
Investments in related party debt securities – purchases	—	(260.6)	(103.1)
– redemptions	—	311.7	52.0
Investments – loans to related party	221.7	(220.0)	—

Net cash provided by (used in) investing activities	87.4	(218.7)	(64.6)

Financing activities:
Long-term debt – repayments	(0.7)	(0.6)	(0.5)
Debt issuance costs	(2.4)	—	—
Net proceeds from initial public offering	407.1	—	—
Proceeds from initial public offering distributed to MPC	(202.7)	—	—
Contributions from (distributions to) MPC	(262.7)	37.3	(52.5)

Net cash provided by (used in) financing activities	(61.4)	36.7	(53.0)

Net increase (decrease) in cash and cash equivalents	216.6	(0.1)	(0.3)
Cash and cash equivalents at beginning of period	0.1	0.2	0.5

Cash and cash equivalents at end of period	$216.7	$0.1	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity/Net Investment

	Partnership				Noncontrolling Interest	Net Investment	Total
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC
Balance at December 31, 2009	$—	$—	$—	$—	$—	$1,018.1	$1,018.1
Net income	—	—	—	—	—	103.3	103.3
Distributions to MPC	—	—	—	—	—	(53.2)	(53.2)

Balance at December 31, 2010	$—	$—	$—	$—	$—	$1,068.2	$1,068.2
Net income	—	—	—	—	—	134.0	134.0
Contributions from MPC	—	—	—	—	—	37.0	37.0

Balance at December 31, 2011	$—	$—	$—	$—	$—	$1,239.2	$1,239.2
Net income through October 30, 2012	—	—	—	—	—	117.7	117.7
Distributions to MPC	—	—	—	—	—	(360.9)	(360.9)

Balance at October 31, 2012 (prior to the initial public offering)	$—	$—	$—	$—	$—	$996.0	$996.0
Allocation of net investment to unitholders	—	192.4	361.5	13.5	428.6	(996.0)	—
Net proceeds from initial public offering	407.1	—	—	—	—	—	407.1
Proceeds from initial public offering distributed to MPC	—	(105.4)	(97.3)	—	—	—	(202.7)
Allocation of prefunded capital expenditures to noncontrolling interest	—	(32.6)	(61.3)	—	93.9	—	—
Net income October 31 through December 31, 2012	3.5	3.0	6.4	0.2	13.2	—	26.3
Equity-based compensation	0.1	—	—	—	—	—	0.1

Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$—	$1,226.8

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. The Partnership’s assets consist of a 51.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. MPLX LP also owns a 100.0 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of storage capacity.

On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owns a 51.0 percent general partner interest. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly-owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.” The Partnership was formed on March 27, 2012, as a Delaware limited partnership and completed its initial public offering of limited partner interests pursuant to its Registration Statement on Form S-1 on October 31, 2012. See Note 2 for information regarding the closing of the Offering.

MPLX LP Predecessor included the assets, liabilities and results of operations of certain crude oil and product pipeline systems and associated storage assets of MPC operated and held by MPL and ORPL prior to their contribution to the Partnership in connection with the Offering. MPLX LP Predecessor also included MPL’s minority undivided joint interest in two crude oil pipeline systems which were not contributed to the Partnership in connection with the Offering. See Note 5.

Our operations consist of one reportable segment.

Basis of Presentation – Prior to the Offering on October 31, 2012, our financial position, results of operations and cash flows consisted of MPLX LP Predecessor, which represented a combined reporting entity. Subsequent to the Offering, our financial position, results of operations and cash flows consist of consolidated MPLX LP activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical basis as immediately prior to the Offering all of the assets and liabilities presented were wholly-owned by MPC and were transferred within the MPC consolidated group.

The consolidated statements of income for periods prior to the Offering included expense allocations for certain corporate functions historically performed by MPC and prior to June 30, 2011 by Marathon Oil, including allocations of general corporate expenses related to information technology, engineering, legal, human resources and other financial and administrative services. Those allocations were based primarily on specific identification, capital employed, wages or headcount. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from MPC and prior to June 30, 2011 from Marathon Oil, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented prior to the Offering. Actual costs that would have been incurred if we had been a stand-alone publicly traded partnership would depend on the level of incremental general and administrative expenses incurred and the cost of services provided by our general partner and its affiliates. Subsequent to the Offering, MPC provides executive management services, certain operational and management services and certain general and administrative services to us pursuant to an omnibus agreement and two employee services agreements. See Note 5 for a description of these agreements.

2. Initial Public Offering

On October 26, 2012, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “MPLX.” On October 31, 2012, we closed our initial public offering of 19,895,000 common units at a price to the public of $22.00 per unit, which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters.

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

The Partnership received net proceeds of $407.1 million from the sale of 19,895,000 common units, after deducting underwriting discounts and commissions, structuring fees and offering expenses (the “Offering Costs”) of $30.6 million. The Partnership retained $191.6 million of these net proceeds to prefund certain estimated expansion capital expenditures, $10.4 million for working capital purposes and paid financing costs of $2.4 million before the cash distribution to MPC.

Reconciliation of Cash Proceeds

(In millions)
Total proceeds from the Offering	$437.7
Less: Offering Costs	(30.6)

Net proceeds from the Offering	407.1
Less: Revolving credit facility origination fees	(2.4)
Cash retained by MPLX LP	(10.4)
Cash contribution to Pipe Line Holdings	(191.6)

Net proceeds distributed to MPC from the Offering	$202.7

3. Summary of Principal Accounting Policies

Use of estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.

Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned and controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated. We consolidate Pipe Line Holdings, in which we own the 51.0 percent general partner interest, and record a noncontrolling interest for the 49.0 percent limited partner interest retained by MPC.

Revenue recognition – Revenues are recognized for crude oil and product pipeline transportation based on the delivery of actual volumes transported at regulated tariff rates. When MPC ships volumes on our pipeline systems under a joint tariff with a third party, those revenues are recorded as sales and other operating revenues, and not as sales to related parties, because we receive payment from the third party. Revenues are recognized for crude oil and refined product storage as performed based on contractual rates. Operating fees received for operating pipeline systems are recognized as a component of other income in the period the service is performed.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. The deficiency payments are initially recorded as payables to related parties. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum volume commitments or upon the expiration of the applicable four or eight quarter period.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

Receivables – Our receivables primarily consist of customer accounts receivable that are recorded at the invoiced amounts and do not bear interest. Account balances for these customer receivables are charged directly to bad debt expense when it becomes probable the receivable will not be collected.

Materials & supplies inventories – Inventories consist of materials and supplies, and cost is determined primarily under the specific identification method.

Imbalances – Within our pipelines and storage assets we experience volume gains and losses due to pressure and temperature changes, evaporation and variances in meter readings and other measurement methods. Until settled, positive crude oil imbalances are recorded as other current assets and negative crude oil imbalances are recorded as accounts payable. Positive and negative product imbalances are settled monthly by cash payments.

Property, plant and equipment – Property, plant and equipment are recorded at cost and depreciated on a straight-line basis for groups of property having similar economics characteristics over the estimated useful lives. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

When items of property, plant and equipment are sold or otherwise disposed of, any gains or losses are reported in the statement of income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale.

Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset.

Goodwill – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill was allocated to the Predecessor from MPC based on the relative fair market value of the Predecessor’s net property, plant and equipment to the fair market value of MPC Pipeline Transportation reporting unit’s net property, plant and equipment as of June 30, 2005, the date on which the transaction was completed. Such goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. The fair value of the reporting unit is determined and compared to the book value of the reporting unit. If the fair value is less than the book value, including goodwill, then the recorded goodwill is impaired to its implied fair value with a charge to net income.

Major maintenance activities – Costs for planned integrity management projects are expensed in the period incurred. These types of costs include in-line inspection services, contractor repair services, materials and supplies, equipment rentals and labor costs.

Other taxes – Other taxes primarily include payroll taxes for periods prior to October 1, 2012 and real estate taxes.

Environmental costs – Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. We recognize remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure. A receivable is recorded for environmental costs indemnified by MPC.

Asset retirement obligations – The fair value of asset retirement obligations is recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are recorded as long-term liabilities with an offsetting asset retirement cost recorded as an increase to the associated property, plant and equipment. The amounts recorded for such obligations are based on the most probable current cost projections. Asset retirement obligations have not been recognized for our assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. The asset retirement obligations principally include hazardous material disposal and removal or dismantlement requirements associated with the closure of our pipeline system and storage assets.

Income taxes – Following the Offering, our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Prior to the Offering, the Predecessor’s taxable income was included in the consolidated U.S. federal income tax returns of MPC and of Marathon Oil prior to June 30, 2011, and in a number of consolidated state income tax returns. Therefore, we have excluded income taxes from these consolidated financial statements, except for certain state jurisdictions that tax partnerships.

Employee benefit plans – The Partnership has no employees and effective October 1, 2012, we entered into two employee services agreements with MPC. For periods prior to October 1, 2012, employees of the Predecessor participated in the various employee benefit plans of MPC. These plans included a qualified, non-contributory defined benefit retirement plan, an employee savings plan, employee and retiree medical and life insurance plans, a dental plan and other such benefits. For the purposes of these consolidated financial statements, the Predecessor was considered to be participating in multiemployer benefit plans of MPC. As a participant in multiemployer benefit plans, the Predecessor recognized as expense in each period the required allocation from MPC, and it did not recognize any employee benefit plan liabilities. While the Predecessor was considered to participate in multiemployer plans of MPC, those benefit plans are not technically multiemployer plans. Therefore, we have not included the disclosures required for multiemployer plans.

Equity-based compensation arrangements – The fair value of phantom unit awards granted to non-employee directors is based on the fair market value of MPLX LP common units on the date of grant. Our equity-based compensation expense is recognized at the time of grant for phantom units since they vest immediately and are not forfeitable.

Net investment – The net investment represented a net balance reflecting MPC’s initial investment in the Predecessor and subsequent adjustments resulting from the operations of the Predecessor and various transactions between the Predecessor and MPC. The balance is the result of the Predecessor’s participation in MPC’s centralized cash management programs for periods prior to September 30, 2010, under which all of the Predecessor’s cash receipts were remitted to and all cash disbursements were funded by MPC. Other transactions affecting the net investment include general, administrative and overhead allocations incurred by MPC and by Marathon Oil prior to June 30, 2011 that were allocated to the Predecessor. There were no terms of settlement or interest charges associated with the net investment balance.

Comprehensive income – We have reported no comprehensive income due to the absence of items of other comprehensive income in the periods presented.

4. Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the entity is required to perform the two step goodwill impairment test. The adoption of this accounting standards update in the first quarter of 2012 did not have an impact on our consolidated results of operations, financial position or cash flows. We performed the annual goodwill impairment testing for our reporting unit in the fourth quarter.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under United States generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments were to be applied prospectively and were effective in interim and annual periods beginning with the first quarter of 2012 with early application not permitted. This accounting standards update was adopted in the first quarter of 2012 and was applied prospectively. The adoption of these amendments did not have a significant impact on our consolidated results of operations, financial position or cash flows.

5. Related Party Agreements and Transactions

Our related parties included:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast and Southeast regions of the United States.

•	Marathon Oil until June 30, 2011.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50.0 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60.0 percent interest. Muskegon owns a common carrier products pipeline.

Commercial Agreements

At the closing of the Offering, the Partnership entered into long-term, fee-based transportation services agreements with MPC. On October 1, 2012, MPL entered into long-term, fee-based storage services agreements with MPC. Under these agreements, we provide transportation and storage services to MPC, and MPC has committed to provide us with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane. We believe the terms and conditions under these agreements, as well as our initial agreements with MPC described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

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

All of our transportation services agreements for our crude oil and product pipeline systems (other than our Wood River, Illinois to Patoka, Illinois crude system) automatically renew for up to two additional five-year terms unless terminated by either party. The transportation services agreements for our Wood River to Patoka crude system and our barge dock automatically renew for up to four additional two-year terms unless terminated by either party. Our butane cavern storage services agreement does not automatically renew. Our storage services agreements for our tank farms automatically renew for additional one-year terms unless terminated by either party.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. If the minimum capacity of the pipeline falls below the level of MPC’s commitment at any time or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, MPC’s commitment may be reduced or MPC will receive a credit for its minimum volume commitment for that period. In addition to MPC’s minimum volume commitment, MPC is also responsible for any loading, handling, transfer and other charges with respect to volumes we transport for MPC. If we agree to make any capital expenditures at MPC’s request, MPC will reimburse us for, or we will have the right in certain circumstances, to file for an increased tariff rate to recover the actual cost of such capital expenditures. Our transportation services agreements include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include MPC deciding to permanently or indefinitely suspend refining operation at one or more of its refineries for at least twelve consecutive months and certain force majeure events that would prevent us or MPC from performing required services under the applicable agreement.

Under the storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC pays us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Beginning on January 1, 2014, our storage services agreements will be adjusted based on changes in the producer price index.

Operating Agreements

At the closing of the Offering, the Partnership entered into an operating services agreement with MPC under which we operate various pipeline systems owned by MPC. In addition, under existing operating services agreements that MPL had previously entered into with MPC and third-parties, MPL continues to operate various pipeline systems owned by MPC and third parties. Under these operating services agreements, the Partnership receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to five years in length and automatically renew unless terminated by either party.

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

Employee Services Agreements

Effective October 1, 2012, the Partnership entered into two employee services agreements with MPC under which we reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms.

Related Party Transactions

We believe that transactions with related parties, other than certain transactions with MPC and Marathon Oil related to the provision of administrative services for periods prior to the Offering, were conducted on terms comparable to those with unrelated parties. See below for a description of transactions with MPC and Marathon Oil.

Sales to related parties were as follows:

(In millions)	2012	2011	2010
MPC	$367.8	$334.8	$346.2

Related party sales to MPC consisted of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

The fees received for operating pipelines for related parties included in other income – related parties on the consolidated statements of income were as follows:

(In millions)	2012	2011	2010
MPC	$12.0	$6.4	$3.4
Marathon Oil	—	1.9	3.6
Centennial	1.0	1.0	0.9
Muskegon	0.1	0.1	0.1

Total	$13.1	$9.4	$8.0

Subsequent to the Offering, MPC provides executive management services and certain general and administrative services to us under terms of the omnibus agreement. For periods prior to the Offering, MPC and, prior to June 30, 2011, Marathon Oil performed certain services related to information technology, engineering, legal, human resources and other financial and administrative services. Rates for shared services were negotiated between us and the service providers. Where costs incurred on our behalf could not practically be determined by specific identification, these costs were primarily allocated to us based on capital employed, wages or headcount.

Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented.

Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities. These charges were as follows:

(In millions)	2012	2011	2010
MPC	$13.6	$14.7	$15.4
Marathon Oil	—	0.5	0.8

Total	$13.6	$15.2	$16.2

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities, and allocations of corporate overhead costs from MPC and Marathon Oil for periods prior to the Offering. These charges were as follows:

(In millions)	2012	2011	2010
MPC	$22.6	$19.2	$12.4
Marathon Oil	—	1.7	2.7

Total	$22.6	$20.9	$15.1

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

(In millions)	2012	2011	2010
MPC	$5.5	$3.6	$1.0

Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. Expenses incurred under the employee services agreements for periods subsequent to October 1, 2012, are shown in the table below by the income statement line where they were recorded. For periods prior to October 1, 2012, MPL employees were considered to participate in multiemployer benefit plans of MPC. Our allocated share of MPC’s employee benefit plan expenses for periods prior to October 1, 2012, including costs related to stock-based compensation plans, is shown in the table below by income statement line and was based upon a percentage of the salaries and wages of employees whose costs were recorded in each income statement line. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses. Our allocated share of benefit plan expenses recorded in general and administrative expenses for 2012 included $9.5 million of pension expenses related to lump sum payments made by MPC for periods prior to the October 1, 2012 employee transfer date. Expenses for employee benefit plans other than stock-based compensation plans were allocated to us primarily as a percentage of headcount. For the stock-based compensation plans, we were charged with the expenses directly attributed to our Predecessor’s employees which were $1.1 million, $0.6 million and $0.6 million for 2012, 2011 and 2010, respectively.

(In millions)	2012	2011	2010
Purchases from related parties	$30.8	$13.8	$13.3
General and administrative expenses	23.1	14.6	9.8

Total	$53.9	$28.4	$23.1

Receivables from related parties were as follows:

	December 31,
(In millions)	2012	2011
MPC	$37.6	$52.5
Centennial	0.3	0.5
Muskegon	0.1	0.4

Total	$38.0	$53.4

At December 31, 2012, we also had a $0.3 million long-term receivable from MPC, which was included in other noncurrent assets on the consolidated balance sheet, related to an indemnification provided under the omnibus agreement.

Payables to related parties were as follows:

	December 31,
(In millions)	2012	2011
MPC	$17.6	$1.9

To centralize cash management activities for MPC, MPC Investment Fund, Inc. (“MPCIF”), a wholly-owned subsidiary of MPC, was established and an agreement was executed on June 21, 2011, between MPCIF and MPL and ORPL. On a daily basis, we sent our excess cash to MPCIF as an advance or requested cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party or as loans payable to related party. The loan balance remained constant until the last day of the next quarter. Loans receivable earned interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 10 basis points. Loans payable bore interest at the three-month LIBOR plus 50 basis points. At the end of each quarter, the net balance of the daily advances and draws and the accrued interest was rolled into the loan balance for the subsequent quarter. The agreement was scheduled to terminate on January 1, 2020, however at any time during the agreement, a loan from MPCIF could be repaid or a demand for repayment could be made for a loan to MPCIF. We could terminate our participation at any time during the agreement. At December 31, 2011, our loans receivable from MPCIF were $220.4 million. The agreement was terminated on September 28, 2012, in connection with the Offering.

In 2010, we entered into agreements with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, to invest our excess cash. Such investments consisted of shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”). We had the right to redeem all or any portion of the PFD Preferred Stock on any business day at $2,000 per share. Dividends on PFD Preferred Stock were declared and settled daily. At December 31, 2010, our investments in PFD Preferred Stock totaled $51.1 million. All of our investments in PFD Preferred Stock were redeemed prior to the termination of these agreements on June 30, 2011.

Related party interest and other financial income were as follows:

(In millions)	2012	2011	2010
Dividend income:
PFD Preferred Stock	$—	$1.9	$0.2
Interest income:
Loans receivable from MPCIF	1.3	0.4	—

Related party interest and other financial income	$1.3	$2.3	$0.2

In 2012, we sold a newly constructed asset to MPC for its $1.3 million carrying value.

We also recorded property, plant and equipment additions related to capitalized interest incurred by MPC on our behalf of $0.7 million, less than $0.1 million and $0.7 million in 2012, 2011 and 2010, which were reflected as contributions from MPC.

Certain asset transfers between us and MPC and certain expenses, such as stock-based compensation, incurred by MPC on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash distributions to MPC were $98.2 million, $0.3 million and $0.7 million in 2012, 2011 and 2010. Included in the 2012 net non-cash distribution were several transactions that occurred on October 31, 2012, in conjunction with the Offering. MPL made a $224.1 million distribution to MPC of its minority undivided joint interests in two crude oil pipeline systems. The revenues, expenses, assets and liabilities attributable to these two pipeline systems were included in the consolidated financial statements for periods prior to the Offering. MPC made a $121.4 million contribution to us of its Neal, WV butane cavern. MPC also contributed net assets of $3.7 million to us related to the balancing of working capital and the indemnification of environmental liabilities.

6. Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to MPLX LP by the weighted average number of common units and subordinated units outstanding. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, certain equity-based compensation awards and incentive distribution rights.

Net income per limited partner unit is only calculated for the period subsequent to the Offering as no units were outstanding prior to October 31, 2012. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2012.

October 31, 2012 to
(In millions)	December 31, 2012
Net income attributable to MPLX LP subsequent to initial public offering	$13.1
Less: General partner’s distribution declared	0.3
Limited partners’ distribution declared on common units(1)	6.5
Limited partner’s distribution declared on subordinated units(1)	6.5

Distributions in excess of earnings	$(0.2)

(1)

On January 25, 2013, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.1769 per unit, totaling $13.3 million. The quarterly cash distribution for the period October 31, 2012 to December 31, 2012 was calculated as the minimum quarterly distribution of $0.2625 per unit prorated for the period subsequent to the Offering. This distribution was paid on February 14, 2013 to unitholders of record on February 4, 2013.

(In millions, except per unit data)	October 31, 2012 to December 31, 2012
Basic and diluted earnings per unit: Earnings:	General Partner	Limited Partners’ Common Units (1)	Limited Partner’s Subordinated Units	Total
Distribution declared	$0.3	$6.5	$6.5	$13.3
Distributions in excess of earnings	(0.1)	—	(0.1)	(0.2)

Total earnings	$0.2	$6.5	$6.4	$13.1

Weighted average units outstanding:
Basic and diluted	1.4	37.0	37.0	75.4

Net income attributable to MPLX LP subsequent to initial public offering per limited partner unit:
Basic and diluted		$0.18	$0.17

(1)

Includes immaterial amounts allocable to holders of an immaterial number of equity-based compensation awards which have the same rights to participate in distributions and earnings as limited partner common units. See Note 15 for more information on equity-based compensation awards.

7. Major Customer and Concentration of Credit Risk

MPC accounted for 82.2 percent, 83.1 percent and 86.5 percent of our total revenues and other income for 2012, 2011 and 2010, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties, which are treated as third-party revenue for accounting purposes. We provide crude oil and product pipeline transportation and storage services to MPC and operate pipelines on behalf of MPC.

We have a concentration of trade receivables due from customers in the same industry, MPC, integrated oil companies, independent refining companies and other pipeline companies. These concentrations of customers may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.

8. Other Items

Interest and other financial income (costs) were:

(In millions)	2012	2011	2010
Interest income	$0.1	$—	$—
Interest expense	(0.8)	(0.7)	(0.7)
Interest capitalized	0.7	0.5	0.7
Other financial costs	(0.2)	—	—

Interest and other financial income (costs)	$(0.2)	$(0.2)	$—

9. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Texas and Tennessee.

Our income tax expense was $0.3 million, $0.1 million and $0.3 million for 2012, 2011 and 2010. Our effective tax rate was 0.2 percent, 0.1 percent and 0.3 percent for 2012, 2011 and 2010.

The following table summarizes the activity in unrecognized tax benefit for 2012. There were no unrecognized tax benefits in 2011 or 2010.

(In millions)	2012
January 1 balance	$—
Additions for tax positions of prior years	0.2

December 31 balance	$0.2

If the unrecognized tax benefits as of December 31, 2012 were recognized, $0.2 million would affect our effective income tax rate. There are no uncertain tax positions as of December 31, 2012 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly increase or decrease during the next twelve months.

Any interest and penalties related to income taxes were recorded as a part of the provision for income taxes. Such interest and penalties were net expenses of $0.1 million in 2012 and less than $0.1 million in both 2011 and 2010. As of December 31, 2012 and 2011, $0.1 million and less than $0.1 million of interest and penalties were accrued related to income taxes. In addition, we have state tax years open to examination for the periods 2010 through 2011.

In taxable jurisdictions, we recorded deferred income taxes on all temporary differences between the book basis and the tax basis of assets and liabilities. At December 31, 2012, we had no net deferred tax liability and at December 31, 2011 we had $0.9 million of net deferred tax liability derived principally from the difference in the book and tax bases of property, plant and equipment.

10. Property, Plant and Equipment

	Estimated Useful Lives	December 31,
(In millions)		2012	2011
Land		$4.6	$5.2
Pipelines and related assets	19 - 42 years	971.8	1,104.4
Storage and delivery facilities	24 - 37 years	165.3	74.6
Other	10 - 25 years	22.7	10.3
Assets under construction		21.9	46.3

Total		1,186.3	1,240.8
Less accumulated depreciation		276.3	374.0

Net property, plant and equipment		$910.0	$866.8

Property, plant and equipment includes gross assets acquired under capital leases of $24.9 million at December 31, 2012 and 2011, with related amounts in accumulated depreciation of $5.0 million and $4.3 million at December 31, 2012 and 2011.

In 2010, we recorded a $16.7 million charge to depreciation expense for the cancellation of a pipeline project associated with a heavy oil upgrading and expansion project at MPC’s Detroit refinery.

11. Goodwill

Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of our reporting unit has been reduced below carrying value. We have performed our annual impairment tests, and no impairment in the carrying value of goodwill has been identified during the periods presented.

The changes in the carrying amount of goodwill for 2012 and 2011 were as follows:

(In millions)	2012	2011
Beginning balance	$134.2	$134.8
Contingent consideration (1)	—	(0.6)
Distribution to MPC (2)	(29.5)	—

Ending balance	$104.7	$134.2

(1)	Our allocation of contingent consideration received by MPC related to an acquisition in 2005.
(2)	Associated with the minority undivided joint interests in two crude oil pipeline systems distributed on October 31, 2012, in conjunction with the Offering. See Notes 5 and 14.

12. Fair Value Measurements

Fair Values – Recurring

There were no assets accounted for at fair value on a recurring basis at December 31, 2012 and 2011.

The following is a reconciliation of the net beginning and ending balances recorded for net assets classified as Level 3 in the fair value hierarchy during 2011. There were no assets classified as Level 3 in the fair value hierarchy during 2012.

(In millions)	2011
Beginning balance	$51.1
Purchases of PFD Preferred Stock(1)	260.6
Redemptions of PFD Preferred Stock(1)	(311.7)

Ending balance	$—

(1)

For information on PFD Preferred Stock, see Note 5. The fair value of our PFD Preferred Stock investment was measured using an income approach since the securities were not publicly traded; therefore, they were classified as Level 3 in the fair value hierarchy.

Fair Values – Reported

Our current assets and liabilities include financial instruments, the most significant of which were our loans receivable from a related party. The fair value of the loans receivable from MPCIF was measured using an income approach where the recorded value of $220.4 million on December 31, 2011 approximated market value due to the loans to MPCIF being due upon demand. This measurement is classified as Level 3.

Our other primary financial instruments are trade receivables and payables. We believe the carrying values of our remaining current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments (e.g., less than one percent of our trade receivables and payables are outstanding for greater than 90 days), (2) MPC’s investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

13. Debt

Our outstanding borrowings at December 31, 2012 and 2011 consisted of the following:

	December 31,
(In millions)	2012	2011
MPLX Operations - revolving credit agreement due 2017	$—	$—
MPL - capital lease obligations due 2020	11.3	11.9

Total	11.3	11.9
Amounts due within one year	0.7	0.7

Total long-term debt due after one year	$10.6	$11.2

The following table shows five years of scheduled debt payments.

(In millions)
2013	$0.7
2014	0.8
2015	0.8
2016	0.9
2017	0.9

Revolving Credit Agreement

On September 14, 2012, MPLX Operations, an affiliate of MPC and a wholly-owned subsidiary of the Partnership, as the borrower, and the Partnership, as the parent guarantor, entered into a five-year revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement became effective following the Offering and has an initial borrowing capacity of $500.0 million. MPLX Operations has the right to seek to increase the total amount available under the Credit Agreement to $800.0 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The Credit Agreement includes letter of credit issuing capacity of up to $250.0 million and swingline loan capacity of up to $50.0 million. MPLX Operations may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50.0 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. There were no borrowings or letters of credit outstanding under the Credit Agreement at December 31, 2012.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). We were in compliance with this financial covenant at December 31, 2012 as well as other covenants contained in the Credit Agreement.

Borrowings of revolving loans under the Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), and a margin ranging from 1.00 percent to 2.00 percent, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement) and a margin ranging from zero percent to 1.00 percent. Prior to the Partnership receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the Credit Agreement) the margin that is added to the applicable interest rate is based on the Partnership’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once the Partnership receives a rating, the margin added to the applicable interest rate will be based on the Partnership’s credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or the Partnership’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

14. Supplemental Cash Flow Information

(In millions)	2012	2011	2010
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$—	$0.2	$—
Income taxes paid through MPC	0.2	0.3	0.3
Non-cash investing and financing activities:
Distribution to MPC in conjunction with the Offering (1)
Receivables from related parties	$(5.7)	—	—
Materials & supplies inventories	(0.3)	—	—
Property, plant and equipment	(187.7)	—	—
Goodwill	(29.5)	—	—
Other noncurrent assets	(2.2)	—	—
Accounts payable	(0.3)	—	—
Accrued taxes	(1.0)	—	—
Contribution from MPC in conjunction with the Offering (1)
Receivables from related parties	$7.4	—	—
Property, plant and equipment	121.4	—	—
Other noncurrent assets	0.3	—	—
Payables to related parties	3.9	—	—
Accrued taxes	0.1	—	—

(1)	See Note 5.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2012	2011	2010
Additions to property, plant and equipment	$135.6	$49.8	$13.7
Plus: Increase (decrease) in capital accruals	3.2	4.1	(1.6)
Asset retirement expenditures	9.2	2.0	1.3

Total capital expenditures	$148.0	$55.9	$13.4

The following is a reconciliation of contributions from (distributions to) MPC:

(In millions)	2012	2011	2010
Contributions from (distributions to) MPC per consolidated statements of cash flows	$(262.7)	$37.3	$(52.5)
Net non-cash distributions to MPC	(98.2)	(0.3)	(0.7)

Contributions from (distributions to) MPC per consolidated statements of equity/net investment	$(360.9)	$37.0	$(53.2)

See Note 5 for information regarding net non-cash distributions to MPC.

15. Equity-Based Compensation Plan

Description of the Plan

The MPLX LP 2012 Incentive Compensation Plan (“MPLX 2012 Plan”) authorizes the MPLX GP LLC board of directors (the “Board”) to grant unit options, unit appreciation rights, restricted units and phantom units, distribution equivalent rights, unit awards, profits interest units, performance units and other unit-based awards to our or any of our affiliates’ employees, officers and directors, including directors and officers of MPC. No more than 2.75 million MPLX LP common limited partner units may be delivered under the MPLX 2012 Plan. Units delivered pursuant to an award granted under the MPLX 2012 Plan may be funded through acquisition on the open market, from the partnership or from an affiliate of the partnership, as determined by the Board.

Unit-based awards under the Plan

We expense all unit-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Phantom Units – We granted phantom units under the MPLX 2012 Plan to non-employee directors. Awards to non-employee directors were accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but the underlying units are not issued until the director’s departure from the Board.

Outstanding Phantom Unit Awards

The following is a summary of phantom unit award activity of MPLX LP common limited partner units in 2012:

	Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2012	—	—
Granted	1,951	$26.69

Outstanding at December 31, 2012	1,951	$26.69

Total compensation expense recognized for phantom unit awards since the Offering was $0.1 million. There was no unrecognized compensation cost related to phantom unit awards.

16. Leases

We lease a pipeline, vehicles, building space, pipeline equipment and land under long-term operating leases. Most of these leases include renewal options. We also lease certain pipelines under a capital lease that has a fixed price purchase option in 2020. Future minimum commitments as of December 31, 2012, for capital lease obligations and for operating lease obligations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
	Lease	Lease
(In millions)	Obligations	Obligations
2013	$1.4	$8.3
2014	1.4	8.0
2015	1.4	7.6
2016	1.4	6.8
2017	1.4	6.2
2018	1.4	6.1
Later years	6.4	4.9

Total minimum lease payments	14.8	$47.9

Less imputed interest costs	(3.5)

Present value of net minimum lease payments	$11.3

Operating lease rental expense was:

(In millions)	2012	2011	2010
Minimum rental	$7.0	$2.4	$2.2

17. Commitments and Contingencies

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

Environmental matters – We are subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance.

At December 31, 2012 and 2011, accrued liabilities for remediation totaled $1.5 million and $2.3 million, respectively. At December 31, 2012 and 2011, it is reasonably possible that an estimated loss existed of up to $0.5 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $2.0 million at December 31, 2012.

Legal Proceedings – In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed a third-party complaint against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL, asserting claims of contribution under the Illinois Contribution Act for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

Guarantees - We have entered into guarantees with maximum potential undiscounted payments totaling $1.5 million as of December 31, 2012, which consist of leases of vehicles extending through 2018 that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments – At December 31, 2012, our contractual commitments to acquire property, plant and equipment totaled $10.4 million. Our contractual commitments at December 31, 2012 were primarily related to an upgrade project on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline system.

Select Quarterly Financial Data (Unaudited)

	2012				2011
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$97.5	$105.6	$116.2	$122.9	$92.2	$100.7	$105.0	$99.0
Income from operations	34.9	29.5	36.3	42.5	36.6	31.7	39.1	24.6
Net income	35.2	29.8	36.9	42.1	37.2	32.8	39.3	24.7
Net income attributable to MPLX LP	35.2	29.8	36.9	28.9	37.2	32.8	39.3	24.7
Net income attributable to MPLX LP subsequent to initial public offering on October 31, 2012	—	—	—	13.1	—	—	—	—
Net income attributable to MPLX LP subsequent to initial public offering per limited partner unit:
Common	—	—	—	$0.18	—	—	—	—
Subordinated	—	—	—	0.17	—	—	—	—
Distributions declared per limited partner common unit	—	—	—	$0.1769	—	—	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This first Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm under a transition period established by SEC rules applicable to new public registrants. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2013. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF MPLX LP

We are managed by the directors and executive officers of our general partner, MPLX GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. MPC indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner has eight directors. MPC appoints all members to the board of directors of our general partner. Our board has determined that Christopher A. Helms, David A. Daberko, Dan D. Sandman, John P. Surma and C. Richard Wilson, are independent under the independence standards of the NYSE.

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, but we sometimes refer to these individuals as our employees.

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. The audit committee and the conflicts committee are comprised entirely of independent directors. Additionally, an executive committee of the board of directors of our general partner, comprised of Gary R. Heminger and Dan D. Sandman, has been established to address matters that may arise between meetings of the board. This executive committee may exercise the powers and authority of the board subject to specific limitations consistent with applicable law.

Each of the standing committees of the board of directors has the composition and responsibilities described below.

Audit Committee

C. Richard Wilson serves as the chairman, and Christopher A. Helms and Dan D. Sandman are members, of our audit committee. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee.

Our audit committee has a written charter adopted by the board of directors of our general partner, which is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Board Committees and Charters,” “Audit Committee,” “Audit Committee Charter.” The audit committee charter requires our audit committee to assess and report to the board on the adequacy of the charter on an annual basis. Each of the members of our audit committee is independent as independence is defined in the Exchange Act, as well as the general independence requirements of the NYSE.

Audit Committee Financial Expert

Based on the attributes, education and experience requirements set forth in the rules of the SEC, the board of directors of our general partner has determined that C. Richard Wilson and Christopher A. Helms each qualify as an “Audit Committee Financial Expert.”

Mr. Wilson served as the President of Buckeye Partners, L.P. and its general partner, Buckeye GP LLC, and also served as its Chief Operating Officer, Director and Vice Chairman. During the period he was Chief Operating Officer, Mr. Wilson was responsible for all aspects of Buckeye Partners, L.P.’s. operations and administration, including the oversight of accounting and audit functions, and legal and regulatory compliance.

Mr. Helms served in various capacities at NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer and Group President, Pipeline of NiSource Inc., where he was also a member of the executive council and corporate risk management committee. He also served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage and has extensive experience in the areas of finance, accounting, compliance, strategic planning and risk oversight.

Audit Committee Report

The Audit Committee has reviewed and discussed the Partnership’s audited financial statements for the year ended December 31, 2012 with the management of MPLX GP LLC, the Partnership’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP, the matters required to be discussed by the Public Company Accounting Oversight Board’s standard, AU Section 380 (Communication with Audit Committees). The Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the applicable requirements of the Public Company Accounting Oversight Board for independent auditor communications with audit committees concerning independence and has discussed with PricewaterhouseCoopers LLP its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the SEC.

C. Richard Wilson, Chairman

Christopher A. Helms

Dan D. Sandman

Conflicts Committee

Christopher A. Helms serves as the chairman, and Dan D. Sandman and C. Richard Wilson are members, of our conflicts committee. Our conflicts committee reviews specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Any matters approved by our conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan.

Our conflicts committee has a written charter adopted by the board of directors of our general partner, which is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Board Committees and Charters,” “Conflicts Committee,” “Conflicts Committee Charter.” The conflicts committee charter requires our conflicts committee to assess and report to the board on the adequacy of the charter on an annual basis. Each of the members of our conflicts committee is independent as independence is defined in the Exchange Act, as well as the general independence requirements of the NYSE.

DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the directors and executive officers of MPLX GP LLC.

Name	Age as of January 31, 2013	Position with MPLX GP LLC
Gary R. Heminger	59	Chairman of the Board of Directors and Chief Executive Officer
Garry L. Peiffer	61	Director and President
Donald C. Templin	49	Director, Vice President and Chief Financial Officer
George P. Shaffner	53	Vice President and Chief Operating Officer
Pamela K.M. Beall	56	Vice President, Investor Relations
Michael G. Braddock	55	Vice President and Controller
Timothy T. Griffith	43	Vice President and Treasurer
J. Michael Wilder	60	Vice President, General Counsel and Secretary
Craig O. Pierson	56	Vice President, Operations
Christopher A. Helms	58	Director
David A. Daberko	67	Director
Dan D. Sandman	64	Director
John P. Surma	58	Director
C. Richard Wilson	68	Director

Gary R. Heminger. Gary R. Heminger was appointed Chief Executive Officer and chairman of the board of directors of our general partner in June 2012. Mr. Heminger joined Marathon Oil Company in 1975 and assumed his current position as a member of the board of directors of MPC in January 2011 and as President and Chief Executive Officer of MPC effective June 30, 2011. Mr. Heminger will devote the majority of his time to his roles at MPC and will also spend time, as needed, directly managing our business and affairs. Initially, we expect approximately 10 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to his current role as President and Chief Executive Officer of MPC, Mr. Heminger served in a variety of capacities in his more than thirty-eight years with Marathon Oil Company and MPC. In addition to five years in various financial and administrative roles, he spent three years in London as part of the Brae Project, and held several marketing and commercial roles with the predecessor of Speedway LLC. He also served as President of Marathon Pipe Line Company. Mr. Heminger was named Vice President of Business Development for Marathon Ashland Petroleum LLC upon its formation in January 1998, Senior Vice President in 1999 and Executive Vice President in 2001. Mr. Heminger was appointed President of Marathon Petroleum Company LLC in September 2001 and Executive Vice President—Downstream of Marathon Oil. Mr. Heminger is Chairman of the Board of Trustees of Tiffin

University, a member of the Executive Committee of the American Petroleum Institute and is a member of the Oxford Institute for Energy Studies. He also serves on the Boards of Directors of Fifth Third Bancorp, JobsOhio, the American Petroleum Institute, where he serves on the Executive Committee, as well as the Board of Directors and Executive Committee for the American Fuel & Petrochemical Manufacturers and the U.S.-Saudi Arabian Business Council Executive Committee. Mr. Heminger has deep knowledge of our assets and business. We believe his extensive energy industry experience, particularly his ability to set strategic direction coupled with his breadth of transactional expertise, brings important experience and skill to the board.

Garry L. Peiffer. Garry L. Peiffer was appointed President and a member of the board of directors of our general partner in June 2012. Mr. Peiffer has served as Executive Vice President, Corporate Planning and Investor & Government Relations for MPC since June 30, 2011. Mr. Peiffer will devote the majority of his time to his roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 15 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Peiffer began his career with Marathon Oil Company in 1974 as an associate auditor in the Auditing Division. In 1977, he became supervisor of Employee Savings and Retirement Plans. In 1979, he became the controller of Speedway Petroleum Company and served in numerous other marketing and logistics positions such as manager of Planning and Analysis for Marketing Operations and Southeastern area manager within Marathon’s Terminal and Transport Department. In 1986, he was made manager of the Marketing and Supply Accounting Department in Refining & Marketing Accounting. In 1987, Mr. Peiffer was appointed to the President’s Commission on Executive Exchange. He served for a year in the Pentagon as special assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, Mr. Peiffer returned to Marathon Oil Company and was made the vice president of Finance and Administration for Emro Marketing Company. In 1992, he was named assistant controller, Refining, Marketing and Transportation for Marathon Oil Company. Mr. Peiffer was named senior vice president of Finance and Commercial Services at Marathon Ashland Petroleum LLC in 1998. Mr. Peiffer is a member of the Blanchard Valley Health System Board of Trustees and Finance Committee; the Blanchard Valley Port Authority Board; the Fifth Third Bank (Northwestern Ohio) Board of Directors; and the Findlay-Hancock County Community Foundation Board of Trustees, Finance & Investment Committee and Audit Committee and also serves as treasurer. We believe that Mr. Peiffer’s extensive energy industry background, particularly his strategic planning, investor relations, finance and accounting expertise, brings important experience and skill to the board.

Donald C. Templin. Donald C. Templin was appointed Vice President, Chief Financial Officer and a member of the board of directors of our general partner in June 2012. Mr. Templin has served as Senior Vice President and Chief Financial Officer for MPC since June 30, 2011 and has oversight of the finance, accounting, tax and auditing functions at MPC. Mr. Templin will devote the majority of his time to his roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 15 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to joining MPC in June 2011, he was the managing partner of the Audit Practice for PricewaterhouseCoopers LLP (“PwC”) in Georgia, Alabama and Tennessee. While at PwC, he had more than 25 years of experience providing auditing and advisory services to a wide variety of private, public and multinational companies. He formerly served as the Managing Partner of PwC’s practice in Kazakhstan and also participated in the International Service Program in PwC’s World Office in London, England. Mr. Templin is active in a number of charitable organizations including the United Way. We believe that Mr. Templin’s extensive energy industry background, particularly his expertise in accounting, financial reporting and strategic planning, brings important experience and skill to the board.

George P. Shaffner. George P. Shaffner was appointed Vice President and Chief Operating Officer of our general partner in June 2012. Mr. Shaffner has served as Senior Vice President, Transportation and Logistics for MPC since June 30, 2011. Mr. Shaffner will devote the majority of his time to his roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 25 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Shaffner joined Marathon Oil Company in 1981 as an associate engineer. He then held a number of key engineering and managerial positions in the company’s pipeline, marketing and refining operations, including serving as maintenance manager of the Detroit, Michigan, refinery from 1990 until 1992 when he was appointed engineering manager at the Garyville, Louisiana, refinery. In 1994, he was named refining reliability manager. Mr. Shaffner was appointed division manager of the company’s St. Paul Park, Minnesota refinery in 2003 and became Detroit Refining division manager in October 2006. In his current role, he oversees the company’s Terminal, Transport & Rail organization, Marathon Pipe Line LLC operations, Marine Transportation operations, Marketing & Transportation Engineering and the company’s Product Quality organization. Mr. Shaffner has served on committees for refining maintenance and risk-based inspection practices for both the American Fuel & Petrochemical Manufacturers, formerly the National Petrochemical & Refiners Association, and the American Petroleum Institute. He currently serves as chairman of the board of the Louisiana Offshore Oil Port (LOOP).

Pamela K. M. Beall. Pamela K. M. Beall was appointed Vice President, Investor Relations of our general partner in September 2012. Ms. Beall has served as Vice President, Investor Relations and Government and Public Affairs for MPC since June 30, 2011. Ms. Beall will devote the majority of her time to her roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 15 percent of her total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Ms. Beall began her career with Marathon Oil in 1978 and was appointed to Vice President—Products Supply and Optimization of Marathon Petroleum Company LP in June 2010. From 2006 to 2009, she served as Organizational Vice President, Business Development—Downstream and Vice President of Global Procurement and, prior to 2006, in various other roles of increasing responsibility in the business development and corporate affairs areas. Ms. Beall served as the 2005/2006 chair for the American Petroleum Institute Envisioned Future Initiative steering committee and the 2007 vice-chair for Greater Findlay Inc., a partnership for growth. She is a member of The Ohio Society of CPAs and The University of Findlay Board of Trustees. Ms. Beall also served on the board of directors of Boyle Engineering Corporation from August 2006 to March 2008.

Michael G. Braddock. Michael G. Braddock was appointed Vice President and Controller of our general partner in June 2012. Mr. Braddock has served as Vice President and Controller for MPC since June 30, 2011. Mr. Braddock will devote the majority of his time to his roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 10 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Braddock started with Marathon Oil Company in 1980 as a joint interest auditor in the Internal Audit Organization. In 1982, he accepted a position in Corporate Accounting and eventually served as the accounting analyst responsible for Marathon Oil Company’s financial consolidation. In 1987, he transferred to the Tax Organization and was appointed tax supervisor in 1988, responsible for several income tax and other tax compliance functions. In 1992, he accepted a position with USX Corporation in Pittsburgh, Pennsylvania as manager, Federal Income Tax Compliance. He returned to Marathon Oil Company in 1998 as manager, Income Tax Compliance in Houston, Texas responsible for both income tax compliance and tax accounting functions. In August 2002, Mr. Braddock accepted a position as Business Development manager with Marathon Oil Company’s downstream business unit with responsibility for a variety of pipeline related matters and projects. In October 2005, he was appointed manager, Internal Audit where he led the department focused on downstream internal control audit work. Mr. Braddock was subsequently appointed Controller, Marathon Petroleum Company LLC in July 2008 with responsibility for all downstream business unit accounting functions. He is currently responsible for all accounting related functions for MPC. Mr. Braddock is a member of the American Institute of Certified Public Accountants and The Ohio Society of CPAs.

Timothy T. Griffith. Timothy T. Griffith was appointed Vice President and Treasurer of our general partner in September 2012. Mr. Griffith has served as Vice President of Finance and Treasurer for MPC since August 1, 2011. Mr. Griffith will devote the majority of his time to his roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 10 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to joining MPC in 2011, Mr. Griffith served in various roles of increasing responsibility at Comerica Incorporated from 1991 until 1997 prior to becoming the company’s capital planning officer. Mr. Griffith held positions as a derivatives specialist at Citicorp Securities in New York and Chicago from 1997 until 1999. In 1999, he secured a position at Lear Corporation, eventually becoming the company’s assistant treasurer, where he was responsible for risk management, capital markets, and international finance. In 2006, Mr. Griffith was appointed vice president and treasurer of Cooper-Standard Automotive. At Cooper-Standard, Mr. Griffith had executive responsibility for the company’s global treasury operations and investor relations activities. From 2009 until May 2011, Mr. Griffith served as vice president of investor relations and treasurer of Smurfit-Stone Container Corporation, a publicly traded paper-based packaging company, where he had executive responsibility for the company’s investor interface and treasury operations, including capital structure, cash management, insurance and investment oversight.

J. Michael Wilder. J. Michael Wilder was appointed Vice President, General Counsel and Secretary of our general partner in June 2012. Mr. Wilder has served as Vice President, General Counsel and Secretary for MPC since June 30, 2011. Mr. Wilder will devote the majority of his time to his roles at MPC and will also spend time, as needed, devoted to our business and affairs. Initially, we expect approximately 10 percent of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Wilder joined Ashland Petroleum Company, a division of Ashland Inc., as a staff attorney in Russell, Kentucky, in August 1978, and he was promoted to senior attorney in 1984. In 1986, he transferred to Ashland’s Valvoline Oil Company subsidiary in Lexington, Kentucky, where he served as senior attorney. In 1988, he was named vice president and general counsel for Ashland’s SuperAmerica convenience store group in Lexington. In addition to law, his responsibilities with SuperAmerica at various times included real estate; design and construction; environmental, health and safety; and marketing. In 1995, he served as regional vice president for SuperAmerica’s Northwest Region based in Milwaukee, Wisconsin. He was appointed to general counsel and secretary for Marathon Ashland Petroleum LLC in 1998, and in September 2009, he was appointed as deputy general counsel of Marathon Oil Company. Mr. Wilder has served as secretary-treasurer and president of The Findlay/Hancock County Bar Association, and as chairman of the Owens Community College Foundation Board of Directors and Kentucky Council on Child Abuse Board of Directors.

Craig O. Pierson. Craig O. Pierson was appointed Vice President, Operations of our general partner in June 2012. Mr. Pierson has served as President for MPL since May 30, 2011. Initially, we expect that Mr. Pierson will devote approximately 50 percent of his total business time to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Pierson joined Marathon Pipe Line Company in June 1978 as a Pipeline Engineer in Martinsville, Illinois. He moved to Findlay, Ohio as an Internal Control Auditor for Marathon Oil Company and then back to a number of pipeline engineering and pipeline operations positions in Wyoming, Alaska, West Texas and Houston. In 1989, Mr. Pierson rejoined Marathon Oil Company to help develop a gas pipeline project in Syria. In 1991, Mr. Pierson was named as Manager of Engineering and Construction Services with responsibilities in the retail marketing sector. He then held operations manager positions for Marathon Pipe Line Company in Casper, Wyoming and Martinsville, Illinois until 1997 when he joined Marathon Oil Company in Houston on their upstream development project on Sakhalin Island, Russia. In 1999, Mr. Pierson was named as the Facilities Design Manager for the Phase 2 development of the Sakhalin Project, which included the offshore and onshore production facilities and pipeline, and the oil export terminal. In 2000, Mr. Pierson returned to operations manager positions for Marathon Ashland Pipe Line LLC, with responsibilities over Gulf Coast operations, and the commissioning and start-up of Centennial Pipeline, a 750-mile 26-inch product pipeline. In January 2005, Mr. Pierson was named Vice President of Operations for MPL. In 2007, Mr. Pierson was appointed as an industry representative on the Technical Hazardous Liquid Pipeline Safety Standards Committee, which advises the Pipeline and Hazardous Materials Safety Administration on regulatory matters.

Christopher A. Helms. Christopher A. Helms was appointed a member of our board of directors in October 2012. Mr. Helms is the founder and Chief Executive Officer of US Shale Energy Advisors LLC, a firm that specializes in providing advisory services to domestic and international clients on issues arising out of the emerging North American shale developments, and has served in that capacity since November 2011. From 2005 until his retirement in November 2011, Mr. Helms served in various capacities at NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer (2008-2011) and Group President, Pipeline (2005-2008) of NiSource Inc., where he was also a member of the executive council and corporate risk management committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage (2008-2011). At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission and storage business. Mr. Helms currently serves on the board of Coskata, Inc. He has served on the boards of the Millennium Pipeline Company LLC; Centennial Pipeline LLC; Marcellus Shale Coalition; Interstate Natural Gas Association of America; Southern Gas Association; Groupe International des Importateurs de Gaz Liquefie; Corporate Tele-Network; Junior Achievement of Southeast Texas, Inc.; Boys and Girls Country; and The Alley Theatre. We believe that Mr. Helms’ significant experience as an executive in the midstream energy industry, particularly his expertise in operations and mergers and acquisitions, and his extensive experience and skills in the areas of finance, accounting, compliance, strategic planning and risk oversight, brings important experience and skill to the board.

David A. Daberko. David A. Daberko became a member of our board of directors in October 2012. Mr. Daberko has been a member of MPC’s board of directors since 2011. Mr. Daberko joined National City Bank in 1968, where he held a number of management positions. In 1985, he led the assimilation of the former BancOhio National Bank into National City Bank, Columbus. In 1987, Mr. Daberko was elected deputy chairman of the corporation and president of National City Bank in Cleveland. He served as president and chief operating officer of National City Bank from 1993 until 1995 when he was named chairman of the board and chief executive officer. He retired as chief executive officer of National City Bank in June 2007 and as chairman of the board in December 2007. Since his retirement from National City Bank, Mr. Daberko has served as chairman of the board of Access Midstream Partners, L.P. and on the board of directors of RPM International, Inc. He is a trustee of Case Western Reserve University, University Hospitals Health System and Hawken School. We believe that Mr. Daberko’s significant experience as an executive in the banking industry, particularly his expertise in financial matters, along with his service as chairman of the board of a master limited partnership, brings important experience and skill to the board.

Dan D. Sandman. Dan D. Sandman became a member of our board of directors in October 2012. Mr. Sandman is currently an adjunct professor at the Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. Mr. Sandman began his career with Marathon Oil Company in 1973 and he served in a series of positions, including general attorney for refining and marketing law and general attorney for U.S. exploration and production law. In 1986, Mr. Sandman was elected general counsel and secretary of Marathon Oil Company and, in 1993, he was elected general counsel and secretary of USX Corporation. Upon the spin-off of United States Steel Corporation from USX Corporation in January 2002, Mr. Sandman was named Vice Chairman, Chief Legal & Administrative Officer and Director of United States Steel Corporation, where he served until his retirement in February 2007. During his fifteen years as an officer of United States Steel Corporation, Mr. Sandman was responsible at various times for management and oversight of various parts of the company’s human resources, executive compensation, public affairs, environmental affairs and government affairs functions, as well as the legal department and corporate secretary’s office. Mr. Sandman has served on the boards of The Phillips Companies, EMS Pipeline Service Company and the Ohio State University College of Law National Council. He currently serves on the boards of Roppe Corporation, the Heinz History Center, the Carnegie Science Center, the Carnegie Hero Commission, British American Business Council, Pittsburgh Opera, the Western Golf Association, the St. Clair Country Club and Grove City College. He has served as a court-appointed mediator of commercial cases pending in U.S. federal court. We believe that Mr. Sandman’s significant experience in all sectors of the energy industry, particularly his expertise in the area of energy law and his extensive experience and skills in corporate and transactional law, brings important experience and skill to the board.

John P. Surma. John P. Surma became a member of our board of directors in October 2012. Mr. Surma has been a member of MPC’s board of directors since 2011 and has been the Chairman and Chief Executive Officer of United States Steel Corporation (USS) since 2006. Mr. Surma has served in various executive leadership positions since joining USS in 2002. Mr. Surma joined Marathon Oil as senior vice president, Finance & Accounting in 1997. He was named president, Speedway SuperAmerica LLC in 1998 and senior vice president, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000. He was appointed president of Marathon Ashland Petroleum LLC in 2001. Prior to joining Marathon Oil, he worked for Price Waterhouse LLP where he was admitted to the partnership in 1987. Mr. Surma is a member of the boards of directors of the American Iron and Steel Institute, the World Steel Association, Ingersoll-Rand plc and the Federal Reserve Bank of Cleveland. Mr. Surma is also a former director of The Bank of New York Mellon Corporation. Mr. Surma is currently a member of both the National Petroleum Council and The Business Council. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations and serves as vice chairman. We believe that Mr. Surma’s significant experience as an executive in the energy and steel industries, particularly his expertise in finance and accounting, brings important experience and skill to the board.

C. Richard Wilson. C. Richard Wilson became a member of our board of directors in October 2012. Since 2005, Mr. Wilson has been the owner of Plough Penny Associates, LLC, a consulting firm that offers services in finance, marketing and general management disciplines. From 1974 until 2000, Mr. Wilson was an executive officer of Buckeye Partners, L.P., an independent petroleum pipeline company that later, in 1986, became a master limited partnership. Mr. Wilson served in various capacities at Buckeye Partners, L.P. and its general partner, Buckeye GP LLC, including as President (1991-1998), Chief Operating Officer (1987-1998), Director (1986-2000) and Vice Chairman (1998-2000). During the period he was Chief Operating Officer, Mr. Wilson was responsible for all aspects of Buckeye Partners, L.P.’s. operations and administration. In addition to pipeline operations, those responsibilities included, but were not limited to, finance, mergers and acquisitions, investor relations, legal, regulatory compliance, engineering and human relations. After Mr. Wilson’s retirement from Buckeye Partners, L.P. in 2000, he was a consultant to Buckeye Partners, L.P. for five years. Mr. Wilson serves on the boards of Energy Policy Research Foundation, Inc. in Washington, D.C. and Minsi Trails Council, BSA, Inc., which is affiliated with the Boy Scouts of America. He is a former director of Lehigh County Senior Center and the Allentown Art Museum. He is also a former elected school board director in Pennsylvania. We believe that Mr. Wilson’s significant experience as an executive in the midstream energy industry, particularly his expertise in the pipeline sector, brings important experience and skill to the board.

GOVERNANCE PRINCIPLES

Our governance principles are available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Governance Principles.” In summary, our Governance Principles provide the functional framework of the board of directors of our general partner, including its roles and responsibilities. These principles also address board independence, committee composition, the process for director selection and director qualifications, the board’s performance review, the board’s planning and oversight functions, director compensation and director retirement and resignation.

COMMUNICATIONS FROM INTERESTED PARTIES

All interested parties may communicate directly with our independent directors by submitting a communication in an envelope addressed to the “Board of Directors (non-employee members)” in care of the Secretary of our general partner. Additionally, communications with our audit and conflicts committee chairs may be made by sending an e-mail to: auditchair@mplx.com; or conflictschair@mplx.com.

You may communicate with the independent directors, individually or as a group, by sending an e-mail to non-managedirectors@mplx.com.

The Secretary of our general partner will forward to the directors all communications that, in the Secretary’s judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires the directors and executive officers of our general partner and persons who own more than 10.0 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10.0 percent of a registered class of our equity securities has complied with the applicable reporting requirements for transactions in our equity securities during the fiscal year ended December 31, 2012.

CODE OF BUSINESS CONDUCT

Our code of business conduct is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Code of Business Conduct.”

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Our code of ethics for senior financial officers is available on the Partnership’s website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Code of Ethics for Senior Financial Officers.” This code of ethics applies to our Chairman of the Board of Directors and Chief Executive Officer (“Chairman and CEO”), Chief Financial Officer, Vice President and Controller, Vice President and Treasurer and other persons performing similar functions, as well as to those designated as senior financial officers by our Chairman and CEO or our audit committee.

Under this code of ethics, these senior financial officers shall, among other things:

•	act with honesty and integrity, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	provide full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC, and in other public communications;

•	comply with applicable laws, governmental rules and regulations, including insider trading laws; and

•

promote the prompt internal reporting of potential violations or other concerns related to this code of ethics to the chair of the audit committee and to the appropriate person or persons identified in the code of business conduct.

Item 11. Executive Compensation

COMPENSATION OF OUR EXECUTIVE OFFICERS

We completed the Offering on October 31, 2012. Neither we nor our general partner had accrued any financial obligations related to the compensation for our executive officers, or other personnel, for any periods prior to the Offering.

Neither we, our general partner, nor any of our subsidiaries have employees. MPC has the contractual responsibility for providing its and its subsidiaries’ employees and other personnel necessary to conduct our operations. This includes all of our executive officers. For our executive officers who are also providing services to MPC and its affiliates other than us and our general partner, compensation is paid by MPC or its applicable affiliate. We pay MPC a fixed amount each month for the services of our executive officers. The amount we pay to MPC for services provided to us by our executive officers is outlined in the omnibus agreement and serves as the amount we report as “Compensation” in our Summary Compensation Table.

Our general partner has adopted the MPLX 2012 Plan on our behalf. Certain eligible officers and non-management directors of our general partner and its affiliates who make significant contributions to our business are eligible to receive awards under the MPLX 2012 Plan. In addition, certain eligible employees of our general partner’s affiliates and other individuals who indirectly support our business may also be granted awards under the MPLX 2012 Plan. Awards under the MPLX 2012 Plan will be approved by our general partner. No awards under MPLX 2012 Plan were made to our executive officers in 2012.

Named Executive Officer Compensation

The compensation-related sections of this document are intended to comply with reduced disclosure requirements provided for under the Jumpstart Our Business Startups Act enacted on April 5, 2012. Other than our Chairman of the Board and Chief Executive Officer, Gary R. Heminger, no executive officer had compensation that exceeded $100,000 for 2012. As a result, he is the only “Named Executive Officer” or “NEO” that will be discussed.

Except with respect to awards that may be granted under our MPLX 2012 Plan, all responsibility and authority for compensation-related decisions for Mr. Heminger remain with the compensation committee of the board of directors of MPC (the “MPC Compensation Committee”), currently composed of five independent directors, and are not subject to any approval by us, the board of directors of our general partner or any committees thereof. Other than awards granted under the MPLX 2012 Plan, MPC has the ultimate decision-making authority with respect to the total compensation of its and its subsidiaries’ executive officers and employees. The fixed amount charged to us for the services of Mr. Heminger are agreed upon and set by the terms of the omnibus agreement.

All determinations with respect to awards to be made under the MPLX 2012 Plan to executive officers of MPC will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose.

Summary Compensation Table

The following table summarizes the total compensation for Mr. Heminger, Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC as of December 31, 2012 for services rendered as an executive officer during 2012.

(In millions)
Name and Principal Position	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gary R. Heminger	$0.2	—	—	—	—	—	—	$0.2
Chairman of the Board of Directors and Chief Executive Officer

(1)	The amount shown in this column reflects two months of annualized fixed fee for our disclosed NEO of $1.2 million.

ELEMENTS OF COMPENSATION

Base Compensation

Mr. Heminger earns a base salary for his services to MPC and to us, which amounts are paid by MPC or its affiliates other than us. We incur only a fixed expense per month with respect to the compensation paid to Mr. Heminger, as provided for in the omnibus agreement. As of December 31, 2012 the annualized fixed fee for Mr. Heminger is $1,175,000.

Annual Cash Bonus Payments

Mr. Heminger is eligible to earn an annual bonus payment under MPC’s Annual Cash Bonus Program. The amount of any annual bonus payment to him will be determined generally based upon his performance with respect to his services provided to MPC and its subsidiaries, which may, directly or indirectly, include a component that relates to our financial performance or his services with respect to our business. However, any bonus payment made to Mr. Heminger will be determined solely by MPC without input from us or our general partner or its board of directors. No portion of any bonus paid by MPC for Mr. Heminger will be charged back to us under the provisions of the omnibus agreement.

Long-Term Incentive Compensation

In January 2013, the board of directors of our general partner met and approved a long-term incentive (or LTI) design whereby the LTI granted to Mr. Heminger will be in the form of performance units (50.0 percent) and phantom units (50.0 percent). Each LTI award type generally rewards performance over a multi-year period, to the extent service and partnership performance conditions are achieved. The primary purpose of LTI grants to Mr. Heminger is to achieve our long-term business objectives and strengthen the alignment between the interests of our executive officers, such as Mr. Heminger, and our unitholders. The LTI award types differ as illustrated below

LTI Award Type	Form of Settlement	Compensation Realized
Performance Units	Settled 25.0 percent in common MPLX LP units and 75.0 percent in cash	$0.00 to $2.00 per unit based on our relative ranking among a group of peer companies
Phantom Units	Common units	Value of common units upon vesting

Performance Units

The board of directors of our general partner believes that a performance unit program based on MPLX LP’s Total Unitholder Return (“TUR”), relative to a peer group, serves to complement our phantom units because the performance unit program provides an incentive to both increase our unitholder return and outperform our peers.

The performance peer group, as approved by the board of our general partner is:

- Access Midstream Partners, L.P.	- Magellan Midstream Partners, L.P.
- Buckeye Partners, L.P.	- Plains All American Pipeline, L.P.
- El Paso Pipeline Partners, L.P.	- Sunoco Logistics Partners L.P.
- Genesis Energy, L.P.	- Tesoro Logistics LP
- Nustar Energy L.P.	- Western Gas Partners, LP

The performance unit program determines TUR by taking the sum of the unit price appreciation or reduction, plus cumulative cash distributions, for the specified measurement period and dividing that total by the beginning unit price, as shown below.

(Ending Unit Price – Beginning Unit Price) + Cumulative Cash Distribution

Beginning Unit Price

The beginning and ending unit prices used in the TUR calculation are the average of MPLX LP and performance peer group partnership unit closing prices for the 20 trading days immediately preceding the beginning or ending date of the measurement period.

The target value of each performance unit is $1.00, with the actual payout varying from $0.00 to $2.00 (zero to 200.0 percent of target) based on MPLX LP’s relative TUR ranking for the measurement period. For example, a fiftieth percentile TUR ranking would provide for a 100.0 percent payout at $1.00 per unit.

While these grants measure TUR performance over a 36-month period, final payout will be calculated by averaging the payout determined by the TUR performance percentile of the first 12 months, the second 12 months, the third 12 months and, finally, the entire 36-month period. The following table illustrates the performance unit payout percentage based on MPLX LP’s average TUR percentile ranking versus performance peer group companies.

Performance Unit TUR Ranking vs. Payout

TUR Performance Percentile	Payout (% of Target)*
100th (Highest)	200%
50th	100%
25th	50%
Below 25th	0%

*	Payout for performance between percentiles will be determined using linear interpolation.

Our general partner’s board of directors believes that the performance unit program does not encourage excessive or inappropriate risk-taking, as it caps the maximum payout at $2.00 per unit.

Phantom Units

A phantom unit is a notional unit that entitles Mr. Heminger to receive a common unit upon the vesting of the phantom unit on a deferred basis at specified future dates. Grants of phantom units provide diversification of the mix of LTI awards, promote ownership of actual MPLX LP units and promote retention. Further, phantom unit grants also help Mr. Heminger increase his holdings in MPLX LP common units and achieve established ownership guidelines.

Phantom unit awards vest in equal installments on the first, second and third anniversary of the date of grant. Prior to vesting, recipients will not have the right to vote the units and cash distributions will be accrued and paid in cash upon vesting.

OTHER POLICIES

Benefit Programs and Perquisites

Neither we nor our general partner sponsor any benefit plans, programs or policies such as healthcare, life, income protection or retirement benefits for our executive officers, and neither we nor our general partner provide our executive officers with any perquisites. However, such benefits are generally provided to our executive officers in connection with their employment by MPC and its subsidiaries and are based on the eligibility provisions contained in their various plan documents. All determinations with respect to such benefits, both now and in the future, will be made by MPC and its subsidiaries without input from us or our general partner or its board of directors. MPC bears the full cost of any such programs and no portion of these benefits are charged back to us under the provisions of the omnibus agreement.

Unit Ownership Guidelines

In January 2013, the board of directors of our general partner met and approved unit ownership guidelines for our executive officers, including Mr. Heminger. The guidelines are intended to align the long-term interests of our executive officers and our unitholders. Under these guidelines, executive officers, including Mr. Heminger, are expected to hold a specified level of MPLX LP common units. The targeted multiples are:

•	based on the executive’s position and responsibilities,

•	designed to be approximately three times their initial expected MPLX LP grant, and

•	are expected to be reached within five years.

The unit ownership guidelines are as follows:

•	Chairman of the Board and Chief Executive Officer – 200,000 units;

•	President and Vice President/ Chief Financial Officer – 42,500 units;

•	Vice President, General Counsel and Secretary; Vice President and Chief Operating Officer; and Vice President, Investor Relations – 17,000 units;

•	Vice President and Treasurer and Vice President and Controller – 10,500 units; and

•	Vice President, Operations – 2,300 units.

Executive officers are not permitted to sell any units received from the incentive compensation plan unless their guideline ownership levels are met and are maintained after the sale. Additionally, a one-year holding requirement prevents executive officers from selling any phantom or performance units settled in common units for twelve months from the time they are vested or earned. However, this requirement only applies to units net of taxes at the time of vesting or distribution.

Severance and Change in Control Arrangements

Mr. Heminger does not have a contract of employment with us, our general partner or MPC. However, Mr. Heminger is eligible to participate in MPC’s Amended and Restated Executive Change in Control Severance Benefits Plan. This plan provides MPC’s senior executives with severance payments and benefits in the event of a qualified termination of employment within two years of the occurrence of a change in control of MPC, which event would also likely result in a change in control of us. All determinations with respect to such benefits would be made by MPC without input from us or our general partner or its board of directors. MPC would bear the full cost of any such payments and benefits and no portion of such payments would be charged back to us under the provisions of the omnibus agreement. Mr. Heminger does not currently participate in any arrangements that would result in the payment of any amounts or provision of any benefits as a result of a change in control of us if such event did not also result in a change in control of MPC. However, our board of directors may from time to time decide to include change in control provisions relating to us in award agreements for awards under our MPLX 2012 Plan.

Recoupment/Claw Back Policy

In addition to any compensation recoupment policies that apply with respect to the compensation Mr. Heminger earns from MPC, the MPLX 2012 Plan provides that all awards granted under the MPLX 2012 Plan will be subject to claw back or recoupment in the case of certain forfeiture events. If the Partnership is required, pursuant to a determination made by the SEC or the audit committee of our general partner, to prepare a material accounting restatement due to our noncompliance with any financial reporting requirement under applicable securities laws as a result of misconduct, the audit committee may determine that a forfeiture event has occurred based on an assessment of whether an executive officer:

•	knowingly engaged in misconduct,

•	was grossly negligent with respect to misconduct,

•	knowingly failed or was grossly negligent in failing to prevent misconduct, or

•	engaged in fraud, embezzlement or other similar misconduct materially detrimental to the Partnership.

Upon a determination by the audit committee of our general partner that a forfeiture event has occurred, any grants of unvested phantom units and performance units to such executive officer would be subject to immediate forfeiture. If a forfeiture event occurred either while the executive officer is employed or within three years after termination of employment and a payment has previously been made to the executive officer in settlement of performance units, we may recoup an amount in cash or units up to (but not in excess of) the amount paid in settlement of the performance units.

These recoupment provisions are in addition to the requirements in Section 304 of the Sarbanes-Oxley Act of 2002, which provide that the chief executive officer and chief financial officer shall reimburse us for incentive-based or equity-based compensation, as well as any related profits received in the 12-month period prior to the filing of an accounting restatement due to noncompliance with financial reporting requirements as a result of our misconduct.

Additional Compensation Components

In the future, as MPC and/or our general partner formulate and implement the compensation programs for our executive officers, MPC and/or our general partner may provide different and/or additional compensation components, benefits and/or perquisites to help ensure our executive officers are provided with a balanced, comprehensive and competitive total compensation package. We, MPC and our general partner believe that it is important to maintain flexibility to adapt compensation structures on an ongoing basis to properly attract, motivate, retain and reward the top executive talent for which MPC and our general partner compete with other companies.

COMPENSATION OF OUR DIRECTORS

The officers or employees of our general partner or of MPC who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of MPC receive compensation as “non-management directors.”

Each of our non-management directors receives a compensation package having an annual value equal to $125,000 and payable as follows:

•	50.0 percent in the form of a cash retainer, payable in equal quarterly installments of $15,625 (at the commencement of each calendar quarter); and

•

50.0 percent in the form of a phantom unit award (granted at the commencement of each calendar quarter) covering a number of units having a value (based on the closing price of our common units on the date of grant) equal to $15,625. The phantom unit awards are not subject to any risk of forfeiture once granted and are automatically deferred until and settled in common units at the time the non-management director separates from service on the board or upon his or her death.

Upon their commencement of service with us, each non-management director received a prorated cash payment and a prorated phantom unit award reflecting the period of time remaining in their initial partial quarter of service.

In addition, the chair of each standing committee of the board receives an additional annual retainer, payable in cash (at the commencement of each calendar quarter) as follows:

•	Audit Committee Chair – $15,000

•	Conflicts Committee Chair – $15,000

•	Other Committee Chair – $7,500

Further, each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to his or her duties as a director.

2012 Director Compensation Table

Amounts reflected in the table below represent compensation paid for the period November 1, 2012 to December 31, 2012.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
David A. Daberko	$10,417	$10,417	—	—	—	—	$20,834
Christopher A. Helms	12,917	10,417	—	—	—	—	23,334
Dan D. Sandman	10,417	10,417	—	—	—	—	20,834
John P. Surma	10,417	10,417	—	—	—	—	20,834
C. Richard Wilson	12,917	10,417	—	—	—	—	23,334

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for board service from November 1, 2012 through December 31, 2012.
(2)

The amounts shown in this column reflect the aggregate grant date fair value, as computed in accordance with generally accepted accounting principles in the United States regarding stock compensation, for phantom unit awards granted to the non-management directors in 2012. All phantom unit awards are deferred until departure from the board and distribution equivalents in the form of additional phantom unit awards are credited to non-management director deferred accounts as and when distributions are paid on our common units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2012 (unless otherwise noted) beneficially owned more than 5.0 percent of our outstanding units or more than 5.0 percent of any class of our outstanding units.

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests	Number of Subordinated Units Representing Limited Partner Interests	Percent of Subordinated Units Representing Limited Partner Interests	Number of General Partner Units	Percent of General Partner Units	Percent of Units Representing Total Partnership Interests
Marathon Petroleum Corporation(1)	17,056,515	46.2%	36,951,515	100.0%	1,508,225	100.0%	73.6%
539 S. Main Street
Findlay, Ohio 45840
Tortoise Capital Advisors, L.L.C.(2)	2,890,938	7.8%	—	—	—	—	3.8%
11550 Ash Street, Suite 300
Leawood, Kansas 66211

(1)

The 17,056,515 common units representing limited partner interests (“Common Units”) and 36,951,515 subordinated units representing limited partner interests (“Subordinated Units”) are directly held by MPLX

Logistics Holdings LLC. The 1,508,225 general partner units are directly held by MPLX GP LLC and represent its 2.0 percent general partner interest in MPLX LP. Marathon Petroleum Corporation is the ultimate parent company of MPLX GP LLC and MPLX Logistics Holdings LLC and may be deemed to beneficially own the Common Units and Subordinated Units directly held by MPLX Logistics Holdings LLC, and the general partner units directly owned by MPLX GP LLC.
(2)

According to a Schedule 13G filed with the SEC on February 12, 2013, Tortoise Capital Advisors, L.L.C. has sole voting or dispositive power over none of our Common Units, shared voting power over 2,740,951 of our Common Units and shared investment power over 2,890,938 of our Common Units.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of common units of MPLX LP as of January 31, 2013, except as otherwise noted, by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(5)		Percent of Total Outstanding
Directors / Named Executive Officers
Gary R. Heminger	60,000	(1)	*
Garry L. Peiffer	26,500	(1)	*
Donald C. Templin	15,000	(1)	*
David A. Daberko	10,980	(1)(2)(3)	*
Christopher A. Helms	11,866	(1)(2)	*
Dan D. Sandman	24,866	(1)(2)	*
John P. Surma	15,980	(1)(2)(3)(4)	*
C. Richard Wilson	866	(2)	*
All Directors and Executive Officers as a group (14 reporting persons)	214,808	(1)(2)(3)(4)	*

(1)	Includes units directly and indirectly held in beneficial form.
(2)

Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan to the non-management directors of our general partner and credited within a deferred account until settled in common units at the time the non-management director separates from service on the board of our general partner. The aggregate number of phantom unit awards credited as of January 31, 2013 for each of the non-management directors of our general partner is as follows: Mr. Daberko, 866; Mr. Helms, 866; Mr. Sandman, 866; Mr. Surma, 866; and Mr. Wilson, 866.

(3)

Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan to the non-employee directors of Marathon Petroleum Corporation and credited within a deferred account until settled in common units at the time the non-employee director separates from service on the board of directors of Marathon Petroleum Corporation. The aggregate number of phantom unit awards credited as of January 31, 2013 for each of the non-employee directors of Marathon Petroleum Corporation is as follows: Mr. Daberko, 114 and Mr. Surma, 114.

(4)	Mr. Surma disclaims beneficial ownership of 7,500 units, which are held in an account by his son.
(5)	None of the units are pledged as security.
*

The percentage of units beneficially owned by each director or each executive officer of our general partner does not exceed 1.0 percent of the common and subordinated units outstanding, and the percentage of units beneficially owned by all directors and executive officers of our general partner as a group does not exceed 1.0 percent of the common and subordinated units outstanding.

The following table sets forth the number of shares of MPC common stock beneficially owned as of January 31, 2013, except as otherwise noted, by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(10)		Percent of Total Outstanding
Directors/Named Executive Officers
Gary R. Heminger	775,656	(1)(3)(4)(7)(9)	*
Garry L. Peiffer	171,623	(1)(3)(6)(7)	*
Donald C. Templin	76,292	(1)(3)(7)	*
David A. Daberko	60,026	(1)(2)	*
Christopher A. Helms	—		*
Dan D. Sandman	—		*
John P. Surma	11,775	(2)(6)(8)
C. Richard Wilson	—		*
All Directors and Executive Officers as a group (14 persons)	1,420,987	(1)(2)(3)(4)(5)(6)(7)(8)(9)	*

(1)	Includes shares directly held in registered or beneficial form.
(2)

Includes restricted stock unit awards granted pursuant to the Second Amended and Restated Marathon Petroleum Corporation 2011 Incentive Compensation Plan and the Marathon Petroleum Corporation 2012 Incentive Compensation Plan, and credited within a deferred account pursuant to the Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors. The aggregate number of restricted stock unit awards credited as of January 31, 2013 for Messrs. Daberko and Surma are 58,026 and 6,411, respectively

(3)

Includes shares of restricted stock issued pursuant to the Second Amended and Restated Marathon Petroleum Corporation 2011 Incentive Compensation Plan and the Marathon Petroleum Corporation 2012 Incentive Compensation Plan, which are subject to limits on sale and transfer, and may be forfeited under certain conditions.

(4)	Includes shares held within the Marathon Petroleum Thrift Plan.
(5)	Includes shares held within the Marathon Petroleum Corporation Dividend Reinvestment and Direct Stock Purchase Plan.
(6)

Includes 5,000 shares indirectly held by Mr. Surma in the Elizabeth L. Surma Revocable Trust. Includes 1,825 shares indirectly held by Mr. Peiffer in a revocable trust account governed by a Trust Agreement dated April 9, 2010.

(7)	Includes vested options exercisable within sixty days of January 31, 2013.
(8)	Includes 364 phantom shares held within a U.S. Steel Supplemental Thrift Plan.
(9)

Includes shares that would have been received as a result of the exercise of vested stock-settled stock appreciation rights based on the fair market value (i.e., closing price) of MPC’s common stock on January 31, 2013 of $74.21.

(10)	None of the shares are pledged as security.
*

The percentage of shares beneficially owned by each director or each executive officer of our general partner does not exceed 1.0 percent of the common shares outstanding, and the percentage of shares beneficially owned by all directors and executive officers of our general partner as a group does not exceed 1.0 percent of the common shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to common units that may be issued under the MPLX 2012 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	1,951	N/A	2,748,049
Equity compensation plans not approved by security holders	—	—	—

Total	1,951		2,748,049

(1)	Reflects phantom unit awards granted to the non-management directors of our general partner in 2012.
(2)	There is no exercise price associated with phantom unit awards.
(3)	Reflects the units available for issuance pursuant to the MPLX 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Our general partner is an affiliate of MPC. As of February 15, 2013, our general partner and MPC own 17,056,515 common units and 36,951,515 subordinated units representing a 71.6 percent limited partner interest in us. In addition, our general partner owns 1,508,225 general partner units representing a 2.0 percent general partner interest in us as well as incentive distribution rights. Transactions with our general partner and MPC are considered to be related party transactions because our general partner and its affiliates own more than 5.0 percent of our equity interests. In addition, Messrs. Heminger, Peiffer, Templin, Shaffner, Braddock, Griffith and Wilder and Ms. Beall all serve as executive officers of both MPC and our general partner.

Initial Public Offering and Related Structuring Transactions

At the closing of the Offering, we entered into a contribution, conveyance and assignment agreement with MPC and our general partner under which MPC contributed all of our initial assets to us, including our butane cavern and our 51.0 percent indirect interest in Pipe Line Holdings in a series of transactions in exchange for:

•	17,056,515 common units and 36,951,515 subordinated units, representing an aggregate 71.6 percent limited partner interest in us;

•	all of our incentive distribution rights;

•	1,508,225 general partner units, representing a 2.0 percent general partner interest in us; and

•	an aggregate cash distribution of $202.7 million.

Distributions of Available Cash to our General Partner and its Affiliates

We will generally make 98.0 percent of our cash distributions to the unitholders pro rata, including MPC as the holder of an aggregate of 17,056,515 common units and 36,951,515 subordinated units, and 2.0 percent of our cash distributions to our general partner, assuming it makes the capital contributions, if any, that are necessary to maintain its 2.0 percent general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48.0 percent of the distributions above the highest target distribution level.

Assuming we have sufficient cash available to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates will receive an annual distribution of approximately $1.6 million on the 2.0 percent general partner interest and $56.7 million on their common units and subordinated units.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement (described below), our general partner determines the amount of these expenses and such determinations must be made in good faith in accordance with the terms of our partnership agreement.

Transportation and Storage Services Agreements

In connection with the Offering, we entered into long-term, fee-based transportation and storage services agreements with MPC. Under these agreements, we provide transportation and storage services to MPC, and MPC provides us with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane. These commercial agreements with MPC are described in more detail under Item 1. Business – Our Transportation and Storage Services Agreements with MPC and Item 8. Financial Statements and Supplementary Data – Note 5. We recorded aggregate revenues of approximately $64.9 million for the period October 31, 2012 to December 31, 2012 under these transportation service and storage service agreements.

Operating Service Agreements

At the closing of the Offering, MPL entered into an operating services agreement with MPC under which we operate various pipeline systems owned by MPC. In addition, under existing operating services agreements that MPL, a wholly-owned subsidiary of Pipe Line Holdings, had entered into with MPC prior to the closing of the Offering, MPL continues to operate various pipeline systems owned by MPC. Under these operating services agreements, we receive an operating fee for operating the assets and are reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements have terms ranging from one to five years and automatically renew unless terminated by either party. The operating service agreements are described in more detail under Item 1. Business – Operating and Management Services Agreements with MPC and Third Parties and Item 8. Financial Statements and Supplementary Data – Note 5. We recorded aggregate other income of approximately $2.1 million for the period October 31, 2012 to December 31, 2012 under these operating services agreements.

Management Services Agreements

Prior to the closing of the Offering, MPL entered into two management services agreements with MPC under which MPL provides certain management services to MPC with respect to certain of MPC’s retained pipeline assets. MPL receives fixed annual fees under the agreements for providing the required management services, initially in the amount of $0.7 million and thereafter adjusted annually for inflation and based on changes in the scope of management services provided. The management services agreements are described in more detail under Item 1. Business – Operating and Management Services Agreements with MPC and Third Parties, and Item 8. Financial Statements and Supplementary Data – Note 5. We recorded revenues of approximately $0.1 million in fees for the period October 31, 2012 to December 31, 2012 under the management services agreements.

Omnibus Agreement

Upon the closing of the Offering, the Partnership entered into an omnibus agreement with MPC under which we pay a fixed annual fee to MPC for the provision by MPC of executive management services by certain executive officers of our general partner, certain general and administrative services and certain marketing and transportation engineering services. The omnibus agreement also requires us to reimburse MPC for any out-of-pocket costs and expenses incurred by MPC in providing the services to us. Also under the omnibus agreement, MPC has agreed to indemnify us for certain matters, including environmental, title and tax matters. The omnibus agreement is described in more detail under Item 1. Business – Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data – Note 5. We incurred service fees and expenses of approximately $9.0 million under the omnibus agreement for the period October 31, 2012 to December 31, 2012.

Employee Services Agreements

Effective October 1, 2012, the Partnership entered into two employee services agreements with MPC under which we reimburse MPC for certain operational and management services provided by MPC to us in support of our pipelines, barge dock, butane cavern and tank farms. The employee services agreements are described in more detail under Item 1. Business – Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data – Note 5. We incurred aggregate expenses of approximately $16.7 million under the employee services agreements for the period October 31, 2012 to December 31, 2012.

Time Sharing Agreement

Our general partner has entered into a time sharing agreement, effective October 1, 2012, with MPC under which our general partner is entitled to use certain aircraft leased and operated by MPC. Under this agreement, our general partner reimburses MPC for the costs associated with leasing and operating the aircraft based on our general partner’s actual use of the aircraft. The agreement shall remain in effect until terminated by either party. We incurred expenses of approximately $0.1 million under the time sharing agreement for the period October 31, 2012 to December 31, 2012.

Amended and Restated Limited Partnership Agreement of Pipe Line Holdings

Upon the closing of the Offering, we and MPC entered into an amended and restated limited partnership agreement of Pipe Line Holdings pursuant to which we received a 51.0 percent general partner interest and MPC received a 49.0 percent limited partner interest in Pipe Line Holdings. The amended and restated partnership agreement provides that Pipe Line Holdings will distribute all of its distributable cash to us and MPC on a pro rata basis as of the end of each quarter. Pipe Line Holdings distributed no cash to MPC during the period October 31, 2012 to December 31, 2012.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner has adopted a formal written related person transactions policy. Under the policy, a “related person” includes any director, nominee for director, executive officer, or a known beneficial holder of more than 5.0 percent of any class of the Partnership’s voting securities (other than MPC or its affiliates) or any immediate family member of a director, nominee for director or executive officer or more than 5.0 percent owner. This procedure applies to any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which we are a participant and the amount involved exceeds $120,000 and in which a related person has a direct or indirect interest; provided that the following transactions, arrangements or relationships will be deemed to have standing pre-clearance of the board of directors:

•	Payment of compensation to an executive officer or director of our general partner if the compensation is otherwise required to be disclosed in our filings with the SEC;

•	Any transaction where the related person’s interest arising solely from the ownership of securities; and

•	Any ongoing employment relationship, provided that such employment relationship will be subject to initial review and approval.

Any related person transaction that is identified prior to its consummation shall be consummated only if approved by the board of directors of our general partner prior to its consummation. If the related person transaction is identified after it commences, it shall be promptly submitted to the board of directors of our general partner or the chairman for ratification, amendment or rescission. If the transaction has been completed, the board of directors of our general partner or the chairman shall evaluate the transaction to determine if rescission is appropriate.

In determining whether to approve or ratify a related person transaction, the board of directors of our general partner or the chairman will consider all relevant facts and circumstances, including but not limited to:

•	the benefits to the Partnership, including the business justification;

•	the impact on a director’s independence in the event the related person is a director or an immediate family member of a director;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction and the terms available to unrelated third parties or to employees generally; and

•	whether or not the transaction is consistent with our Code of Business Conduct.

The related person transactions policy described above was adopted after the closing of the Offering, and as a result the transactions and arrangements with MPC described above were not reviewed under such policy, but were approved by the board of directors of our general partner.

Director Independence

The information appearing under Item 10. Directors, Executive Officers and Corporate Governance – Director Independence, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered for the Partnership by PricewaterhouseCoopers LLP for the year ended December 31, 2012 are presented in the following table. The Partnership was formed in March 2012.

(In millions)	2012(1)
Audit fees	$0.5
Audit-related fees	—
Tax fees	—
All other fees	—

Total	$0.5

(1)

The Audit Committee of MPLX GP LLC, the general partner of MPLX LP, pre-approved all fees and services paid by MPLX LP for 2012. The Audit Committee did not utilize in 2012 the de minimis exception in the Audit Committee Policy for Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services.

The audit fees for the year ended December 31, 2012 were for professional services rendered for the post-formation audit of the financial statements. Total audit fees incurred prior to the initial public offering of MPLX LP were paid for by MPC and amounted to $1.2 million.

The Audit Committee of MPLX GP LLC has considered whether PricewaterhouseCoopers LLP is independent for purposes of providing external audit services to the Partnership, and the Audit Committee has determined that it is.

Audit Committee Policy for Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services

Among other things, our Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services Policy sets forth the procedure for the Audit Committee to pre-approve all audit, audit-related, tax and permissible non-audit services, other than as provided under a de minimis exception.

Under the policy, the Audit Committee may pre-approve any services to be performed by our independent auditor up to twelve months in advance and may approve in advance services by specific categories pursuant to a forecasted budget. Annually, the vice president and chief financial officer of our general partner shall present a forecast of audit, audit-related, tax and permissible non-audit services for the ensuing fiscal year to the Audit Committee for approval in advance. The vice president and chief financial officer of our general partner, in coordination with the independent auditor, shall provide an updated budget to the Audit Committee, as needed, throughout the ensuing fiscal year.

Pursuant to the policy, the Audit Committee has delegated pre-approval authority of up to $250,000 to the Chair of the Audit Committee for unbudgeted items, and the Chair reports the items pre-approved pursuant to this delegation to the full Audit Committee at the next scheduled meeting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents Filed as Part of the Report

1. Financial Statements (see Part II, Item 8. of this Annual Report on Form 10-K regarding financial statements)

2. Financial Statement Schedules

Financial statement schedules required under SEC rules but not included in this Annual Report on Form 10-K are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

Exhibits:

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500

3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500

3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714

3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714

10.1	Revolving Credit Agreement, dated as of September 14, 2012, by and among MPLX Operations LLC, as borrower, MPLX LP, as parent guarantor, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JP Morgan Chase Bank, National Association, as syndication agent, each of Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland PLC and USB AG, Stamford Branch, as co-documentation agents, and the other commercial lending institutions parties thereto	S-1/A	10.1	10/9/2012	333-182500

10.2*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.3*	MPLX GP LLC Non-Management Director Compensation Policy and Director Equity Award Terms	S-1/A	10.19	10/9/2012	333-182500

10.4	Underwriting Agreement dated as of October 25, 2012 among MPLX LP, MPLX GP LLC, MPC Investment LLC, MPLX Logistics Holdings LLC and MPLX Operations LLC and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC as representatives of the several underwrites named therein	8-K	1.1	10/31/2012	001-35714

10.5	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC	8-K	10.1	11/6/2012	001-35714

10.6	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714

10.7	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500

10.8	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500

10.9	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.10	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500

10.11	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714

10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500

10.13	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500

10.14	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500

10.15	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500

10.16	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500

10.17	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714

10.18	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.19	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714

10.20	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714

10.21	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714

10.22	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714

10.23	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714

10.24	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714

10.25	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714

10.26*	MPC Non-Employee Director Phantom Unit Award Policy					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

14.1	Code of Ethics for Senior Financial Officers					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Accounting Firm					X

24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X

101.INS+	XBRL Instance Document						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2013	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 25, 2013 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger Gary R. Heminger	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ Donald C. Templin Donald C. Templin	Director, Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael G. Braddock Michael G. Braddock	Vice President and Controller (principal accounting officer)

* David A. Daberko	Director

* Christopher A. Helms	Director

* Dan D. Sandman	Director

* John P. Surma	Director

* C. Richard Wilson	Director

*	The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Gary R. Heminger	March 25, 2013
Gary R. Heminger Attorney-in-Fact