Form 10-Q
period 2013-03-31
MPLX LP
filed 2013-05-09
CIK 1552000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

MPLX LP had 36,951,515 common units, 36,951,515 subordinated units and 1,508,225 general partner units outstanding at April 30, 2013.

MPLX LP

Form 10-Q

Quarter Ended March 31, 2013

The information in this report includes periods prior to the completion of MPLX LP’s initital public offering, and prior to the effective dates of the agreements discussed herein. Consequently, the consolidated financial statements and related discussion of financial condition and results of operations contained in this report include periods that pertain to MPLX LP Predecessor, our predecessor for accounting purposes.

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of March 31, 2013 MPLX LP owned a 51.0 percent general partner interest. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per-unit data)	2013	2012
		Predecessor
Revenues and other income:
Sales and other operating revenues	$20.8	$15.8
Sales to related parties	89.1	81.7
Other income	1.2	1.6
Other income - related parties	3.6	3.0

Total revenues and other income	114.7	102.1

Costs and expenses:
Cost of revenues (excludes items below)	30.5	38.1
Purchases from related parties	21.8	6.3
Depreciation	11.7	9.2
General and administrative expenses	13.5	9.9
Other taxes	1.7	3.7

Total costs and expenses	79.2	67.2

Income from operations	35.5	34.9
Related party interest and other financial income	—	0.4
Interest and other financial income (costs)	(0.2)	—

Income before income taxes	35.3	35.3
Provision for income taxes	—	0.1

Net income	35.3	35.2
Less: Net income attributable to MPC-retained interest	17.7	—

Net income attributable to MPLX LP	17.6	$35.2

Less: General partner’s interest in net income attributable to MPLX LP	0.4

Limited partners’ interest in net income attributable to MPLX LP	$17.2

Net income attributable to MPLX LP per limited partner unit (basic and diluted):
Common	$0.26
Subordinated	0.21

Weighted average limited partner units outstanding (basic and diluted):
Common units - public	19.9
Common units - MPC	17.1
Subordinated units - MPC	37.0

Cash distribution declared per limited partner common unit	$0.2725

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$227.9	$216.7
Receivables	14.0	17.6
Receivables from related parties	40.7	38.0
Materials and supplies inventories	10.7	8.9
Other current assets	2.4	2.6

Total current assets	295.7	283.8
Property, plant and equipment, net	909.0	910.0
Goodwill	104.7	104.7
Other noncurrent assets	2.5	2.8

Total assets	$1,311.9	$1,301.3

Liabilities
Current liabilities:
Accounts payable	$34.3	$39.0
Payables to related parties	10.1	13.4
Deferred revenue - related parties	13.2	4.2
Accrued taxes	3.7	3.0
Long-term debt due within one year	0.7	0.7
Other current liabilities	2.6	3.0

Total current liabilities	64.6	63.3
Long-term debt	10.4	10.6
Deferred credits and other liabilities	0.7	0.6

Total liabilities	75.7	74.5
Commitments and contingencies (see Note 11)

Equity
Common unitholders - public (19.9 million units issued and outstanding)	412.6	410.7
Common unitholder - MPC (17.1 million units issued and outstanding)	58.8	57.4
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	210.3	209.3
General partner - MPC (1.5 million units issued and outstanding)	13.9	13.7

Total MPLX LP partners’ capital	695.6	691.1
Noncontrolling interest	540.6	535.7

Total equity	1,236.2	1,226.8

Total liabilities and equity	$1,311.9	$1,301.3

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$35.3	$35.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.7	9.2
Asset retirement expenditures	(0.4)	(1.0)
Changes in:
Current receivables	3.6	1.8
Materials and supplies inventories	(1.8)	—
Current accounts payable and accrued liabilities	(7.1)	(7.2)
Receivables from / liabilities to related parties	3.0	12.0
All other, net	2.4	0.4

Net cash provided by operating activities	46.7	50.4

Investing activities:
Additions to property, plant and equipment	(9.2)	(17.6)
Investments—loans to related party	—	(36.6)

Net cash used in investing activities	(9.2)	(54.2)

Financing activities:
Long-term debt—repayments	(0.2)	(0.1)
Distributions to unitholders and general partner	(13.3)	—
Distributions to noncontrolling interest	(12.8)	—
Contributions from MPC	—	9.0

Net cash provided by (used in) financing activities	(26.3)	8.9

Net increase in cash and cash equivalents	11.2	5.1
Cash and cash equivalents at beginning of period	216.7	0.1

Cash and cash equivalents at end of period	$227.9	$5.2

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity/Net Investment (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest	Net Investment	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—	$1,239.2	$1,239.2
Net income	—	—	—	—	—	35.2	35.2
Contributions from MPC, net	—	—	—	—	—	9.1	9.1

Balance at March 31, 2012	$—	$—	$—	$—	$—	$1,283.5	$1,283.5

Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$—	$1,226.8
Net income	5.2	4.4	7.6	0.4	17.7	—	35.3
Distributions to unitholders and general partner	(3.5)	(3.0)	(6.6)	(0.2)	—	—	(13.3)
Distributions to noncontrolling interest	—	—	—	—	(12.8)	—	(12.8)
Equity-based compensation	0.2	—	—	—	—	—	0.2

Balance at March 31, 2013	$412.6	$58.8	$210.3	$13.9	$540.6	$—	$1,236.2

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of March 31, 2013, the Partnership’s assets consisted of a 51.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. MPLX LP also owns a 100.0 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of storage capacity.

On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 51.0 percent general partner interest at March 31, 2013. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. The Partnership was formed on March 27, 2012, as a Delaware limited partnership.

MPLX LP Predecessor included the assets, liabilities and results of operations of certain crude oil and product pipeline systems and associated storage assets of MPC operated and held by MPL and ORPL prior to their contribution to the Partnership in connection with the Offering. Prior to the Offering, MPLX LP Predecessor results also included minority undivided joint interests in two crude oil pipeline systems that were not contributed to MPLX LP at the Offering. One hundred percent of the net income related to the assets that were contributed to MPLX LP was included in results for the three months ended March 31, 2012, while results for the three months ended March 31, 2013 reflect only the 51.0 percent general partner interest contributed to MPLX LP by deducting the 49.0 percent interest retained by MPC. The Neal, West Virginia butane cavern financial results are reflected only in the three months ended March 31, 2013. Additional differences in revenues and expenses are attributable to changes in agreements and activities, as detailed in Note 2. Due to these factors, our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations.

Our operations consist of one reportable segment.

Basis of Presentation—Prior to the Offering on October 31, 2012, our financial position, results of operations and cash flows consisted of MPLX LP Predecessor, which represented a combined reporting entity. Subsequent to the Offering, our financial position, results of operations and cash flows consist of consolidated MPLX LP activities and balances.

The accompanying interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The interim consolidated statements of income for periods prior to the Offering also included expense allocations for certain corporate functions historically performed by MPC, including allocations of general corporate expenses related to information technology, engineering, legal, human resources and other financial and administrative services. Those allocations were based primarily on specific identification, capital employed, wages or headcount. Our management believes the assumptions underlying the interim consolidated financial statements, including the assumptions regarding allocating general corporate expenses from MPC, are reasonable. However, these interim consolidated financial statements for periods prior to the Offering do not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during those periods and may not reflect our consolidated results of operations and cash flows had we been a stand-alone publicly traded partnership during those periods.

Certain reclassifications of prior periods’ data have been made to conform to current classifications. On the December 31, 2012 consolidated balance sheet, deferred revenue – related parties of $4.2 million has been reclassified from payables to related parties to a separate line. On the consolidated statement of cash flows for the three months ended March 31, 2012, within operating activities, asset retirement expenditures of $1.0 million have been reclassified from all other, net to a separate line, and changes in crude oil inventories of $0.8 million have been reclassified from changes in inventories to all other, net.

2. Related Party Agreements and Transactions

Our related parties include:

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

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. If the minimum capacity of the pipeline falls below the level of MPC’s commitment at any time, or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, MPC’s commitment may be reduced or MPC will receive a credit for its minimum volume commitment for that period. In addition to MPC’s minimum volume commitment, MPC is also responsible for any loading, handling, transfer and other charges with respect to volumes we transport for MPC. If we agree to make any capital expenditures at MPC’s request, MPC will reimburse us for, or we will have the right in certain circumstances to file for an increased tariff rate to recover, the actual cost of such capital expenditures. Our transportation services agreements include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include MPC deciding to permanently or indefinitely suspend refining operations at one or more of its refineries for at least twelve consecutive months and certain force majeure events that would prevent us or MPC from performing required services under the applicable agreement.

Under the storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC pays us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Beginning on January 1, 2014, the per-barrel fees in our storage services agreements will be adjusted based on changes in the producer price index.

Operating Agreements

At the closing of the Offering, the Partnership entered into an operating services agreement with MPC under which we operate various pipeline systems owned by MPC. In addition, under existing operating services agreements that MPL had previously entered into with MPC and third parties, MPL continues to operate various pipeline systems owned by MPC and third parties. Under these operating services agreements, the Partnership receives an operating fee for operating the assets and is reimbursed for direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to five years and automatically renew unless terminated by either party.

Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line Company LLC (“Blanchard”), a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard that it acquired in conjunction with MPC’s acquisition of the Galveston Bay refinery. Under the operating agreement we receive an initial annual fee of $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The initial term of the operating agreement is until December 31, 2013, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.

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

Related Party Transactions

We believe that transactions with related parties, other than certain transactions with MPC related to the provision of administrative services for periods prior to the Offering, were conducted on terms comparable to those with unrelated parties. See below for a description of transactions with MPC.

Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
MPC	$89.1	$81.7

Related party sales to MPC consisted of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

The fees received for operating pipelines for related parties included in other income – related parties on the consolidated statements of income were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
MPC	$3.3	$2.7
Centennial	0.3	0.3

Total	$3.6	$3.0

Subsequent to the Offering, MPC provides executive management services and certain general and administrative services to us under terms of the omnibus agreement. For periods prior to the Offering, MPC performed certain services related to information technology, engineering, legal, human resources and other financial and administrative services. Rates for shared services were negotiated between us and the service providers. Where costs incurred on our behalf could not practically be determined by specific identification, these costs were primarily allocated to us based on capital employed, wages or headcount. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone publicly traded partnership during those periods.

Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
MPC	$4.3	$3.1

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities, and allocations of corporate overhead costs from MPC for periods prior to the Offering. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
MPC	$7.7	$5.3

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
MPC	$1.7	$1.3

Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. Expenses incurred under the employee services agreements for periods subsequent to October 1, 2012 are shown in the table below by the income statement line where they were recorded. For periods prior to October 1, 2012, MPL employees were considered to participate in multiemployer benefit plans of MPC. Our allocated share of MPC’s employee benefit plan expenses for periods prior to October 1, 2012, including costs related to stock-based compensation plans, is shown in the table below by income statement line and was based upon a percentage of the salaries and wages of employees whose costs were recorded in each income statement line. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses. Expenses for employee benefit plans other than stock-based compensation plans were allocated to us primarily as a percentage of headcount. For the stock-based compensation plans, we were charged with the expenses directly attributed to our Predecessor’s employees, which were $0.4 million for the three months ended March 31, 2012.

Employee services expenses from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Purchases from related parties	$17.5	$3.2
General and administrative expenses	4.1	4.4

Total	$21.6	$7.6

Receivables from related parties were as follows:

	March 31,	December 31,
(In millions)	2013	2012
MPC	$40.1	$37.6
Centennial	0.4	0.3
Muskegon	0.2	0.1

Total	$40.7	$38.0

At March 31, 2013 and December 31, 2012, we also had long-term receivables of $0.3 million from MPC, which were included in other noncurrent assets on the consolidated balance sheets, related to indemnifications provided under the omnibus agreement.

Payables to related parties were as follows:

	March 31,	December 31,
(In millions)	2013	2012
MPC	$10.1	$13.4

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Such a payment is an increase in deferred revenue – related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum volume commitments or upon the expiration of the applicable four quarter period. The use or expiration of the credits is a decrease in deferred revenue – related parties.

During the three months ended March 31, 2013 and the period October 31, 2012 through December 31, 2012, MPC did not transport its minimum committed volumes. As a result, the deferred revenue – related parties associated with the deficiency payments was as follows:

	March 31,	December 31,
(In millions)	2013	2012
MPC	$13.2	$4.2

To centralize cash management activities for MPC, MPC Investment Fund, Inc. (“MPCIF”), a wholly-owned subsidiary of MPC, was established and an agreement was executed on June 21, 2011 among MPCIF, MPL and ORPL. On a daily basis, we sent our excess cash to MPCIF as an advance or requested cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party or as loans payable to related party. The loan balance remained constant until the last day of the next quarter. Loans receivable earned interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 10 basis points. Loans payable bore interest at the three-month LIBOR plus 50 basis points. At the end of each quarter, the net balance of the daily advances and draws and the accrued interest was rolled into the loan balance for the subsequent quarter. This agreement was terminated on September 28, 2012, in connection with the Offering.

Related party interest and other financial income were as follows:

	Three Months Ended
(In millions)	March 31,
	2013	2012
		Predecessor
Interest income on loans receivable from MPCIF	$—	$0.4

3. Net Income Per Limited Partner Unit

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

Net income per limited partner unit is only calculated for the three months ended March 31, 2013 as no units were outstanding in the same period of 2012.

Three Months Ended
(In millions, except per-unit data)	March 31, 2013
Net income attributable to MPLX LP	$17.6
Less: General partner’s distribution declared (1)	0.4
Limited partners’ distribution declared on common units (1)	10.1
Limited partner’s distribution declared on subordinated units (1)	10.0

Distributions in excess of net income attributable to MPLX LP	$(2.9)

(1)

On April 30, 2013, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.2725 per unit, totaling $20.5 million. This distribution will be paid on May 17, 2013, to unitholders of record on May 10, 2013.

(In millions, except per-unit data)	Three Months Ended March 31, 2013
	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared	$0.4	$10.1	$10.0	$20.5
Distributions in excess of net income attributable to MPLX LP	—	(0.5)	(2.4)	(2.9)

Net income attributable to MPLX LP	$0.4	$9.6	$7.6	$17.6

Weighted average units outstanding:
Basic and diluted	1.4	37.0	37.0	75.4

Net income attributable to MPLX LP per limited partner unit:
Basic and diluted		$0.26	$0.21

4. Other Items

Interest and other financial (costs) were:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Interest income	$0.2	$—
Interest expense	(0.3)	(0.2)
Interest capitalized	0.2	0.2
Other financial costs	(0.3)	—

Interest and other financial income (costs)	$(0.2)	$—

5. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Kentucky, Texas and Tennessee.

We had no income tax expense for the three months ended March 31, 2013 and $0.1 million of income tax expense for the three months ended March 31, 2012. Our effective tax rate was 0.3 percent for the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, we had unrecognized tax benefits of $0.2 million and $0.2 million, respectively.

6. Property, Plant and Equipment

	March 31,	December 31,
(In millions)	2013	2012
Land	$4.7	$4.6
Pipelines and related assets	973.3	971.8
Storage and delivery facilities	165.5	165.3
Other	22.8	22.7
Assets under construction	29.8	21.9

Total	1,196.1	1,186.3
Less accumulated depreciation	287.1	276.3

Net property, plant and equipment	$909.0	$910.0

7. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Fair Values—Reported

Our primary financial instruments are trade receivables and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) MPC’s investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

8. Debt

Our outstanding borrowings at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
(In millions)	2013	2012
MPLX Operations - revolving credit agreement due 2017	$—	$—
MPL - capital lease obligation due 2020	11.1	11.3

Total	11.1	11.3
Amounts due within one year	0.7	0.7

Total long-term debt due after one year	$10.4	$10.6

There were no borrowings or letters of credit outstanding under our revolving credit agreement at March 31, 2013 and December 31, 2012.

9. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Net cash provided by operating activities included:
Income taxes paid through MPC	$—	$0.1

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Additions to property, plant and equipment	$9.2	$17.6
Plus: Increase in capital accruals	3.0	1.0
Asset retirement expenditures	0.4	1.0

Total capital expenditures	$12.6	$19.6

The following is a reconciliation of contributions from MPC:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Contributions from MPC per consolidated statements of cash flows	$—	$9.0
Non-cash contributions from MPC	—	0.1

Contributions from MPC per consolidated statements of equity/net investment	$—	$9.1

10. Equity-Based Compensation Plan

Phantom Units—In the three months ended March 31, 2013, grants of 3,432 phantom units were made under the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”) to non-employee directors. Awards to non-employee directors were accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.

In the three months ended March 31, 2013, grants of 62,412 phantom units were made under the MPLX 2012 Plan to certain MPLX officers and certain eligible MPC officers who make significant contributions to our business. These grants were accounted for as employee awards. In general, these phantom units will vest over a requisite service period of three years. Prior to vesting, these phantom unit recipients do not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. There were no accrued distributions at March 31, 2013.

The fair values of phantom units are based on the fair value of MPLX LP common limited partner units on the grant date.

The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2013:

	Phantom Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2012	1,951	$26.69
Granted	65,844	32.96

Outstanding at March 31, 2013	67,795	32.78

Performance Units—In the three months ended March 31, 2013, grants of 1,737,500 performance units were made under the MPLX 2012 Plan to certain MPLX officers and certain eligible MPC officers who make significant contributions to our business. These awards are intended to have a per unit payout determined by the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per-unit payout will be the average of the results of four measurement periods during the 36 month requisite service period. These performance units will pay out 75.0 percent in cash and 25.0 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and have a grant date fair value of $0.74 per unit, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2013:

Number of Units
Outstanding at December 31, 2012	—
Granted	434,375

Outstanding at March 31, 2013	434,375

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

At March 31, 2013 and December 31, 2012, accrued liabilities for remediation totaled $1.4 million and $1.5 million, respectively. At March 31, 2013 and December 31, 2012, it is reasonably possible that an estimated loss existed of up to $0.4 million and $0.5 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $0.3 million and $2.0 million at March 31, 2013 and December 31, 2012.

Legal Proceedings—In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed a third-party complaint against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL, asserting claims of contribution under the Illinois Contribution Act for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in the lawsuit.

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.4 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively, which consist of leases of vehicles extending through 2018 that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At March 31, 2013, our contractual commitments to acquire property, plant and equipment totaled $53.0 million. Our contractual commitments at March 31, 2013 were primarily related to an upgrade project on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline system.

12. Subsequent Event

On April 26, 2013, we entered into an agreement to acquire an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. The transaction closed on May 1, 2013 and the purchase was financed with cash on hand. Following the acquisition, our ownership interest in Pipe Line Holdings is 56.0 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements.

INITIAL PUBLIC OFFERING

On October 26, 2012, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed the initial public offering (the “Offering”) of 19,895,000 common units which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters. Unless the context otherwise requires, references to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 51.0 percent general partner interest at March 31, 2013. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. For information on the various agreements between the Partnership and MPC see Item 1. Financial Statements – Note 2.

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of March 31, 2013, our primary assets consisted of:

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

•	a barge dock located on the Mississippi River near Wood River, Illinois with approximately 80 thousand barrels per day (mbpd) of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100.0 percent interest in a butane cavern located in Neal, West Virginia with approximately 1.0 million barrels of storage capacity that serves MPC’s Catlettsburg, Kentucky refinery.

As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. The purchase was financed with cash on hand. Following the acquisition, the only outstanding partnership interests in Pipe Line Holdings are our 56.0 percent general partner interest and the 44.0 percent limited partner interest retained by MPC. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations.

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-U.S. GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow.

We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes, non-cash equity-based compensation and net interest and other financial income (costs). Although we have not quantified distributable cash flow for our Predecessor, subsequent to the Offering the Partnership uses Distributable Cash Flow, which we define as Adjusted EBITDA less net cash interest paid, income taxes paid and maintenance capital expenditures paid, plus increase (decrease) in deferred revenue for committed volume deficiencies. Distributable Cash Flow and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP.

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

Adjusted EBITDA and Distributable Cash Flow are non-U.S. GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to U.S. GAAP net income or net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Adjusted EBITDA and Distributable Cash Flow should not be considered in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Additionally, because Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For reconciliations of Adjusted EBITDA and Distributable Cash Flow to their most comparable measures calculated and presented in accordance with U.S. GAAP, see – Results of Operations.

FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations for the reasons described below.

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

Contribution of 51.0 Percent General Partner Interest in Pipe Line Holdings. Our Predecessor’s results of operations historically included 100.0 percent of the revenues and expenses relating to the assets that were contributed to us, as well as the joint interest assets that were not contributed to us. At the closing of the Offering, MPC contributed to us a 51.0 percent general partner interest in Pipe Line Holdings. For periods subsequent to the Offering through March 31, 2013, we consolidated the results of operations of Pipe Line Holdings and then recorded a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC.

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

Revenues. Following the Offering, most of our revenues are generated from the transportation and storage services agreements that we entered into with MPC in conjunction with the Offering and under which MPC pays us fees for transporting crude oil and products on our pipeline systems, for handling crude oil and products at our barge dock and for providing storage services at our tank farms and butane cavern. These contracts contain minimum volume commitments. Historically, our Predecessor did not have long-term transportation and storage arrangements with MPC. In addition, we expect to generate revenue generally not previously recognized by our Predecessor related to the following:

•	general tariff increases that will go into effect on a majority of our pipeline systems on July 1, 2013 in accordance with the Federal Energy Regulatory Commission indexing methodology;

•	a tariff increase that went into effect in October 2012 on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline related to upgrades on that pipeline; and

•	a tariff increase that went into effect in October 2012 on our Robinson, Illinois to Mt. Vernon, Indiana product pipeline to more accurately reflect our costs of operating the pipeline.

General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by MPC for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of utilization, capital employed, wages or headcount. Following the Offering, MPC continues to charge us administrative and operational services, which are projected to be higher than those charged to our Predecessor due to MPC’s provision of additional services, and a fixed annual fee for the provision of executive management services by certain executive officers of our general partner. We also incur incremental annual general and administrative expenses as a result of being a separate publicly traded partnership.

Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of MPC’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from MPC to satisfy its capital expenditure requirements. Following the Offering, we intend to make quarterly cash distributions to our unitholders. Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the excess cash generated by our operations. We expect to fund future expansion capital expenditures beyond amounts funded with proceeds retained from the Offering primarily from external sources, including borrowings under our $500.0 million revolving credit facility and potential future issuances of equity and debt securities.

RESULTS OF OPERATIONS

The unaudited consolidated statements of income in Item 1. Financial Statements represent the results of operations of our Predecessor for the three months ended March 31, 2012, and results of the Partnership for the three months ended March 31, 2013. Our results of operations subsequent to the Offering may not be comparable to our Predecessor’s historical results of operations for the reasons discussed above under – Factors Affecting the Comparability of Our Financial Results.

	Three Months Ended March 31,
(In millions, except per-unit data)	2013	2012	Variance
		Predecessor
Revenues and other income :
Sales and other operating revenues	$20.8	$15.8	$5.0
Sales to related parties	89.1	81.7	7.4
Other income	1.2	1.6	(0.4)
Other income - related parties	3.6	3.0	0.6

Total revenues and other income	114.7	102.1	12.6

Costs and expenses:
Cost of revenues (excludes items below)	30.5	38.1	(7.6)
Purchases from related parties	21.8	6.3	15.5
Depreciation	11.7	9.2	2.5
General and administrative expenses	13.5	9.9	3.6
Other taxes	1.7	3.7	(2.0)

Total costs and expenses	79.2	67.2	12.0

Income from operations	35.5	34.9	0.6
Related party interest and other financial income	—	0.4	(0.4)
Interest and other financial income (costs)	(0.2)	—	(0.2)

Income before income taxes	35.3	35.3	—
Provision for income taxes	—	0.1	(0.1)

Net income	35.3	35.2	0.1
Less: Net income attributable to MPC-retained interest	17.7	—	17.7

Net income attributable to MPLX LP	17.6	$35.2	$(17.6)

Less: General partner’s interest in net income attributable to MPLX LP	0.4

Limited partners’ interest in net income attributable to MPLX LP	$17.2

Adjusted EBITDA attributable to MPLX LP (1)	$25.1	$44.1	$(19.0)
Distributable Cash Flow attributable to MPLX LP (1)	28.0

Pipeline throughput (mbpd):
Crude oil pipelines	1,076	1,121	(45)
Product pipelines	917	917	—

Total	1,993	2,038	(45)

Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.59	$0.52	$0.07
Product pipelines	0.52	0.49	0.03
Total pipelines	0.56	0.50	0.06

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.
(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

The following tables present reconciliations of Adjusted EBITDA and Distributable Cash Flow to net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures, for each of the periods presented.

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP to Net Income:
Net income	$35.3	$35.2
Less: Net income attributable to MPC-retained interest	17.7	—

Net income attributable to MPLX LP	17.6	35.2
Plus: Net income attributable to MPC-retained interest	17.7	—
Depreciation	11.7	9.2
Provision for income taxes	—	0.1
Non-cash equity-based compensation	0.2	—
Less: Net interest and other financial income (costs)	(0.2)	0.4

Adjusted EBITDA	47.4	44.1
Less: Adjusted EBITDA attributable to MPC-retained interest	22.3	—

Adjusted EBITDA attributable to MPLX LP	25.1	$44.1

Less: Cash interest paid, net	0.2
Income taxes paid	—
Maintenance capital expenditures paid	1.5
Plus: Increase (decrease) in deferred revenue for committed volume deficiencies	4.6

Distributable Cash Flow attributable to MPLX LP	$28.0

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$46.7	$50.4
Less: Net interest and other financial income (costs)	(0.2)	0.4
Changes in working capital items	(2.3)	6.6
All other, net	2.4	0.4
Plus: Non-cash equity-based compensation	0.2	—
Current income taxes expense	—	0.1
Asset retirement expenditures	0.4	1.0

Adjusted EBITDA	47.4	44.1
Less: Adjusted EBITDA attributable to MPC-retained interest	22.3	—

Adjusted EBITDA attributable to MPLX LP	25.1	$44.1

Less: Cash interest paid, net	0.2
Income taxes paid	—
Maintenance capital expenditures paid	1.5
Plus: Increase (decrease) in deferred revenue for committed volume deficiencies	4.6

Distributable Cash Flow attributable to MPLX LP	$28.0

Sales and other operating revenues increased $5.0 million in the first quarter of 2013 compared to the first quarter of 2012. This increase was primarily due to a $2.7 million increase related to higher average tariffs received on the volumes of crude oil and products shipped and a $2.5 million increase primarily related to a 48 mbpd increase in third party crude oil volumes shipped. Sales to related parties increased $7.4 million in the first quarter of 2013 compared to the first quarter of 2012. This increase was primarily related to a $16.1 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems and a $5.8 million increase in storage fees, partially offset by a $14.5 million decrease primarily related to a 93 mbpd decrease in related party crude oil volumes shipped. The decrease in crude oil volumes shipped was due to volumes transported on the joint interest assets in the first quarter of 2012.

Other income and other income - related parties increased $0.2 million in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues decreased $7.6 million in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to salaries and benefits being classified as related party purchases in the first quarter of 2013. The decrease also was impacted by the inclusion of $2.9 million related to the joint interest assets in the first quarter of 2012.

Purchases from related parties increased $15.5 million in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to salary and benefit costs under the employee services agreements being classified as related party purchases in the first quarter of 2013 and increased services provided under the omnibus agreement after the Offering.

Depreciation expense increased $2.5 million in the first quarter of 2013 compared to the first quarter of 2012 due to the Neal butane cavern and other capital projects being in service during the first quarter of 2013, partially offset by the inclusion of $1.7 million related to the joint interest assets in the first quarter of 2012.

General and administrative expenses increased $3.6 million in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to higher service costs from MPC after the Offering and the increased costs of being a publicly traded partnership, partially offset by expenses related to the joint interest assets included in the first quarter of 2012.

Related party interest and other financial income decreased $0.4 million in the first quarter of 2013 compared to the first quarter of 2012. We had interest income on loans receivable from MPCIF in the first quarter of 2012. This arrangement was terminated prior to the Offering. See Note 2 to the unaudited consolidated financial statements for further discussion of our loans receivable from MPCIF.

During the first quarter of 2013, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC will make a $9.2 million deficiency payment, which we have recorded as deferred revenue - related parties on our consolidated balance sheet. We will recognize revenue for the deficiency payment in future periods when volumes are transported in excess of the minimum volume commitments or upon expiration of the make-up period. However, deficiency payments are included in the determination of Distributable Cash Flow in the period in which a deficiency occurs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $227.9 million at March 31, 2013 compared to $216.7 million at December 31, 2012. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Net cash provided by (used in):
Operating activities	$46.7	$50.4
Investing activities	(9.2)	(54.2)
Financing activities	(26.3)	8.9

Total	$11.2	$5.1

Net cash provided by operating activities decreased $3.7 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to an $8.9 million unfavorable impact from changes in working capital, partially offset by a $2.5 million increase in depreciaton, a $2.0 million increase in other operating activities and a $0.6 million decrease in asset retirement expenditures.

The $8.9 million unfavorable impact from changes in working capital was due to a $2.3 million use of cash for changes in working capital in the first quarter of 2013 and a $6.6 million source of cash provided by changes in working capital in the first quarter of

2012. The $2.3 million of cash used in changes in working capital in the first quarter of 2013 was primarily due to a $7.1 million use of cash from changes in accounts payable and accrued liabilities primarily related to timing of project expenditures, partially offset by a $3.6 million source of cash provided by changes in current receivables due to payments received on outstanding receivables. Cash provided by changes in working capital of $6.6 million in the first quarter of 2012 was primarily due to a $12.0 million source of cash provided by changes in related party receivables and payables, partially offset by a $7.2 million use of cash from changes in accounts payable and accrued liabilities.

The $2.5 million increase in depreciation in the first quarter of 2013 as compared to the first quarter of 2012 was due to the Neal butane cavern and other capital projects in service during the first quarter 2013, partially offset by the inclusion of $1.7 million related to the joint interst assets in the first quarter of 2012.

Net cash used in investing activities decreased $45.0 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a $36.6 million change in cash flows from loans to related parties and an $8.4 million decrease in additions to property, plant and equipment. Loans to related parties consisted of net advances to MPCIF of $36.6 million in the first quarter of 2012. Additions to property, plant and equipment of $9.2 million in the first quarter of 2013 and $17.6 million in the first quarter of 2012 were primarily due to expansion capital expenditures, including the major upgrade project on our Patoka to Catlettsburg crude oil pipeline.

Financing activities were a use of cash of $26.3 million in the first quarter of 2013 compared to a source of cash of $8.9 million in the first quarter of 2012, primarily due to distributions to unitholders and to MPC for its retained interest in Pipe Line Holdings in the first quarter of 2013 and contributions from MPC in the first quarter of 2012.

Capital Resources

In addition to our retention of net proceeds from the Offering for general partnership purposes, including working capital needs, and to fund certain expansion capital expenditures over the two-year period following the Offering, we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Following the Offering, MPC invests our excess cash on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.

Historically, our sources of liquidity included cash generated from operations and funding from MPC. We had an agreement with MPCIF which allowed us, on a daily basis, to send our excess cash to MPCIF as an advance or request cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party. We terminated the agreement with MPCIF effective September 28, 2012 in connection with the Offering.

Our revolving credit agreement (“Credit Agreement”) contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At March 31, 2013, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as other covenants contained in the Credit Agreement. There were no borrowings or letters of credit outstanding under the Credit Agreement at March 31, 2013.

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

Our capital expenditures for the three months ended March 31, 2013 and 2012 are shown in the table below:

	Three Months Ended March 31,
(In millions)	2013	2012
		Predecessor
Maintenance	$2.2	$2.7
Expansion	10.4	16.9	(1)

Total capital expenditures	12.6	19.6
Less: Increase in capital accruals	3.0	1.0
Asset retirement expenditures	0.4	1.0

Additions to property, plant and equipment	$9.2	$17.6

(1)	Includes 100.0 percent of the joint interest assets capital expenditures.

Our original capital budget for 2013 was $142.5 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in the budget is $109.3 million for expansion capital expenditures, including $77.9 million related to a major upgrade project on our Patoka to Catlettsburg crude oil pipeline, $10.9 million for various connections and new equipment at our Patoka tank farm and $6.9 million related to a multi-year SCADA (supervisory control and data acquisition) system upgrade project. The budget also includes $33.2 million for maintenance capital expenditures, primarily related to valve replacement, safety and security expenditures and electrical system maintenance. We continuously evaluate our capital budget and make changes as conditions warrant. Since our original capital budget was established, it has been increased by $100.0 million for the cost of purchasing the additional 5.0 percent interest in Pipe Line Holdings on May 1, 2013.

We intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. On April 30, 2013, we announced the board of directors of our general partner had declared a distribution of $0.2725 per unit that will be paid on May 17, 2013 to unitholders of record on May 10, 2013. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not have a legal obligation to distribute any particular amount per common unit.

Contractual Cash Obligations

As of March 31, 2013, our contractual cash obligations included revolving credit commitment fees, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the three months ended March 31, 2013, contracts to acquire property, plant and equipment increased $42.6 million, consistent with our 2013 capital budget program. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

TRANSACTIONS WITH RELATED PARTIES

Following completion of the Offering on October 31, 2012, MPC held a 2.0 percent general partner interest and a 71.6 percent limited partner interest in MPLX LP. See Item 1. Financial Statements – Note 1 for further discussion of the Offering.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 80.6 percent and 82.7 percent of our total revenues and other income for the first quarters of 2013 and 2012, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 42.4 percent and 23.8 percent of our total costs and expenses for the first quarters of 2013 and 2012, respectively. Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. We believe that transactions with related parties, other than certain transactions with MPC for periods prior to the Offering, related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Financial Statements – Note 2.

On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for $100.0 million in cash. The terms of the acquisition were approved by our board of director’s Conflicts Committee, which is comprised entirely of independent directors.

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

As of March 31, 2013, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K was filed for the year ended December 31, 2012.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2013, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K was filed for the year ended December 31, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm under a transition period established by SEC rules applicable to new public registrants. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

We are involved in a number of environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Here with	Furnished Here with

3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500

3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500

3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714

3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714

10.1	Form of MPLX LP Phantom Unit Award Agreement - Officer					X

10.2	Form of MPLX LP Performance Unit Award Agreement - 2013- 2015 Performance Cycle					X

10.3	MPLX LP - Form of MPC Officer Phantom Unit Award Agreement					X

10.4	MPLX LP - Form of MPC Officer Performance Unit Award Agreement - 2013-2015 Performance Cycle					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X

101.INS+	XBRL Instance Document						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 9, 2013	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller