Form 10-Q
period 2013-06-30
MPLX LP
filed 2013-08-08
CIK 1552000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

MPLX LP had 36,951,515 common units, 36,951,515 subordinated units and 1,508,225 general partner units outstanding at July 31, 2013.

MPLX LP

Form 10-Q

Quarter Ended June 30, 2013

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

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of June 30, 2013 MPLX LP owned a 56.0 percent general partner interest. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per-unit data)	2013	2012	2013	2012
		Predecessor		Predecessor
Revenues and other income:
Sales and other operating revenues	$18.8	$18.1	$39.6	$33.9
Sales to related parties	97.3	87.5	186.4	169.2
Loss on sale of assets	—	(0.3)	—	(0.3)
Other income	0.9	1.7	2.1	3.3
Other income - related parties	5.2	3.4	8.8	6.4

Total revenues and other income	122.2	110.4	236.9	212.5

Costs and expenses:
Cost of revenues (excludes items below)	35.6	44.4	66.1	82.5
Purchases from related parties	23.8	7.3	45.6	13.6
Depreciation	11.9	9.2	23.6	18.4
General and administrative expenses	13.9	17.0	27.4	26.9
Other taxes	1.8	3.0	3.5	6.7

Total costs and expenses	87.0	80.9	166.2	148.1

Income from operations	35.2	29.5	70.7	64.4
Related party interest and other financial income	—	0.4	—	0.8
Interest and other financial income (costs)	(0.3)	—	(0.5)	—

Income before income taxes	34.9	29.9	70.2	65.2
Provision for income taxes	0.1	0.1	0.1	0.2

Net income	34.8	29.8	70.1	65.0
Less: Net income attributable to MPC-retained interest	16.2	—	33.9	—

Net income attributable to MPLX LP	18.6	$29.8	36.2	$65.0

Less: General partner’s interest in net income attributable to MPLX LP	0.3		0.7

Limited partners’ interest in net income attributable to MPLX LP	$18.3		$35.5

Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.26		$0.53
Common - diluted	0.26		0.52
Subordinated - basic and diluted	0.23		0.44
Weighted average limited partner units outstanding (basic and diluted):
Common units - public	19.9		19.9
Common units - MPC	17.1		17.1
Subordinated units - MPC	37.0		37.0
Cash distributions declared per limited partner common unit	$0.2850		$0.5575

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$115.3	$216.7
Receivables	12.8	17.6
Receivables from related parties	37.1	38.0
Materials and supplies inventories	12.4	8.9
Other current assets	3.3	2.6

Total current assets	180.9	283.8
Property, plant and equipment, net	929.8	910.0
Goodwill	104.7	104.7
Other noncurrent assets	2.3	2.8

Total assets	$1,217.7	$1,301.3

Liabilities
Current liabilities:
Accounts payable	$43.3	$39.0
Payables to related parties	10.1	13.4
Deferred revenue - related parties	18.3	4.2
Accrued taxes	4.6	3.0
Long-term debt due within one year	0.7	0.7
Other current liabilities	1.1	3.0

Total current liabilities	78.1	63.3
Long-term debt	10.2	10.6
Deferred credits and other liabilities	0.8	0.6

Total liabilities	89.1	74.5
Commitments and contingencies (see Note 12)

Equity
Common unitholders - public (19.9 million units issued and outstanding)	412.7	410.7
Common unitholder - MPC (17.1 million units issued and outstanding)	58.6	57.4
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	208.8	209.3
General partner - MPC (1.5 million units issued and outstanding)	(32.6)	13.7

Total MPLX LP partners’ capital	647.5	691.1
Noncontrolling interest retained by MPC	481.1	535.7

Total equity	1,128.6	1,226.8

Total liabilities and equity	$1,217.7	$1,301.3

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
		Predecessor
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$70.1	$65.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.6	18.4
Asset retirement expenditures	(1.6)	(1.7)
Net loss on disposal of assets	—	0.3
Changes in:
Current receivables	4.8	(0.7)
Materials and supplies inventories	(0.1)	—
Current accounts payable and accrued liabilities	1.1	(6.9)
Receivables from / liabilities to related parties	11.7	21.3
All other, net	(1.0)	(0.8)

Net cash provided by operating activities	108.6	94.9

Investing activities:
Additions to property, plant and equipment	(40.8)	(54.8)
Investments—loans to related party	—	(170.4)

Net cash used in investing activities	(40.8)	(225.2)

Financing activities:
Long-term debt—repayments	(0.4)	(0.3)
Quarterly distributions to unitholders and general partner	(33.9)	—
Quarterly distributions to noncontrolling interest retained by MPC	(34.9)	—
Distributions related to purchase of additional 5.0% interest in Pipe Line Holdings	(100.0)	—
Contributions from MPC	—	131.1

Net cash provided by (used in) financing activities	(169.2)	130.8

Net increase (decrease) in cash and cash equivalents	(101.4)	0.5
Cash and cash equivalents at beginning of period	216.7	0.1

Cash and cash equivalents at end of period	$115.3	$0.6

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity/Net Investment (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Net Investment	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—	$1,239.2	$1,239.2
Net income	—	—	—	—	—	65.0	65.0
Contributions from MPC, net	—	—	—	—	—	131.1	131.1

Balance at June 30, 2012	$—	$—	$—	$—	$—	$1,435.3	$1,435.3

Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$—	$1,226.8
Purchase of additional 5.0% interest in Pipe Line Holdings	—	—	—	(46.4)	(53.6)	—	(100.0)
Net income	10.5	8.9	16.1	0.7	33.9	—	70.1
Quarterly distributions to unitholders and general partner	(9.0)	(7.7)	(16.6)	(0.6)	—	—	(33.9)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(34.9)	—	(34.9)
Equity-based compensation	0.5	—	—	—	—	—	0.5

Balance at June 30, 2013	$412.7	$58.6	$208.8	$(32.6)	$481.1	$—	$1,128.6

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of June 30, 2013, the Partnership’s assets consisted of a 56.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100.0 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of storage capacity.

On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 56.0 percent general partner interest at June 30, 2013. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. The Partnership was formed on March 27, 2012, as a Delaware limited partnership.

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

Net income attributable to MPLX LP for the three and six months ended June 30, 2012 included 100.0 percent of the net income related to the assets that were contributed to MPLX LP, while net income attributable to MPLX LP for the three and six months ended June 30, 2013 reflect only the 51.0 percent general partner interest in Pipe Line Holdings initially contributed to MPLX LP through April 30, 2013 and then the 56.0 percent general partner interest beginning May 1, 2013. For the periods subsequent to the Offering through April 30, 2013, we consolidated the results of operations of Pipe Line Holdings and then recorded a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. Following the acquisition, we continued to consolidate the results of operations of Pipe Line Holdings and then recorded a 44.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. The change in the Pipe Line Holdings general partner ownership interest is discussed in Note 2. The Neal, West Virginia butane cavern financial results are reflected only in the three and six months ended June 30, 2013. Additional differences in revenues and expenses are attributable to changes in agreements and activities, as detailed in Note 3. Due to these factors, our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications of prior periods’ data have been made to conform to current classifications. On the December 31, 2012 consolidated balance sheet, deferred revenue – related parties of $4.2 million has been reclassified from payables to related parties to a separate line. On the consolidated statement of cash flows for the six months ended June 30, 2012, within operating activities, asset retirement expenditures of $1.7 million have been reclassified from all other, net to a separate line, and changes in crude oil inventories of $0.5 million have been reclassified from changes in inventories to all other, net.

2. Acquisition

On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million, which was funded with cash on hand. We recorded the additional 5.0 percent interest in Pipe Line Holdings at its historical carrying value of $53.6 million and the excess cash paid over historical carrying value of $46.4 million as a decrease to general partner equity. Prior to this transaction, the 5.0 percent interest was held by MPC and was reflected as part of the noncontrolling interest retained by MPC in our consolidated financial statements. The acquisition of the additional 5.0 percent interest was accounted for on a prospective basis as we acquired an additional interest in an already-consolidated entity. Beginning May 1, 2013, our consolidated financial statements reflect the 56.0 percent general partner interest in Pipe Line Holdings owned by MPLX LP, while the 44.0 percent limited partner interest held by MPC is reflected as a noncontrolling interest. The terms of the acquisition were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Net Income Attributable to MPLX LP	$18.6	$29.8	$36.2	$65.0
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner—MPC equity for purchase of additional 5.0% interest in Pipe Line Holdings	(46.4)	—	(46.4)	—

Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$(27.8)	$29.8	$(10.2)	$65.0

3. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50.0 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60.0 percent interest. Muskegon owns a common carrier products pipeline.

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

Under the storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC pays us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Beginning on January 1, 2014, the per-barrel fees in our storage services agreements will be adjusted annually based on changes in the producer price index.

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

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$97.3	$87.5	$186.4	$169.2

Related party sales to MPC consisted of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

The fees received for operating pipelines for related parties included in other income—related parties on the consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$4.9	$3.1	$8.2	$5.8
Centennial	0.2	0.3	0.5	0.6
Muskegon	0.1	—	0.1	—

Total	$5.2	$3.4	$8.8	$6.4

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

Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities. These charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$4.8	$3.8	$9.1	$6.9

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities, and allocations of corporate overhead costs from MPC for periods prior to the Offering. These charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$8.1	$6.2	$15.8	$11.5

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$1.8	$1.3	$3.5	$2.6

Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. Expenses incurred under the employee services agreements for periods subsequent to October 1, 2012 are shown in the table below by the income statement line where they were recorded. For periods prior to October 1, 2012, MPL employees were considered to participate in multiemployer benefit plans of MPC. Our allocated share of MPC’s employee benefit plan expenses for periods prior to October 1, 2012, including costs related to stock-based compensation plans, is shown in the table below by income statement line and was based upon a percentage of the salaries and wages of employees whose costs were recorded in each income statement line. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses. Expenses for employee benefit plans other than stock-based compensation plans were allocated to us primarily as a percentage of headcount. For the stock-based compensation plans, we were charged with the expenses directly attributed to our Predecessor’s employees, which were $0.2 million and $0.6 million for the three and six months ended June 30, 2012.

Employee services expenses from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Purchases from related parties	$19.0	$3.5	$36.5	$6.7
General and administrative expenses	4.4	10.1	8.5	14.5

Total	$23.4	$13.6	$45.0	$21.2

Receivables from related parties were as follows:

	June 30,	December 31,
(In millions)	2013	2012
MPC	$36.5	$37.6
Centennial	0.4	0.3
Muskegon	0.2	0.1

Total	$37.1	$38.0

At June 30, 2013 and December 31, 2012, we also had long-term receivables of $0.3 million from MPC, which were included in other noncurrent assets on the consolidated balance sheets, related to indemnifications provided under the omnibus agreement.

Payables to related parties were as follows:

	June 30,	December 31,
(In millions)	2013	2012
MPC	$10.1	$13.4

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Such a payment is an increase in deferred revenue – related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four quarter period. The use or expiration of the credits is a decrease in deferred revenue – related parties.

During the six months ended June 30, 2013 and the period October 31, 2012 through December 31, 2012, MPC did not transport its minimum committed volumes. As a result, the deferred revenue – related parties associated with the deficiency payments was as follows:

	June 30,	December 31,
(In millions)	2013	2012
MPC	$18.3	$4.2

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

Related party interest and other financial income were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
Interest income on loans receivable from MPCIF	$—	$0.4	$—	$0.8

4. Net Income Per Limited Partner Unit

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

Net income per limited partner unit is only calculated for the three and six months ended June 30, 2013 as no units were outstanding in the corresponding periods of 2012.

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2013	June 30, 2013
Net income attributable to MPLX LP	$18.6	$36.2
Less: General partner’s distributions declared (1)	0.4	0.8
Limited partners’ distributions declared on common units (1)	10.5	20.6
Limited partner’s distributions declared on subordinated units (1)	10.6	20.6

Distributions in excess of net income attributable to MPLX LP	$(2.9)	$(5.8)

(1)

On July 23, 2013, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.2850 per unit, totaling $21.5 million. This distribution will be paid on August 14, 2013, to unitholders of record on August 2, 2013.

	Three Months Ended June 30, 2013
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$0.4	$10.5	$10.6	$21.5
Distributions in excess of net income attributable to MPLX LP	(0.1)	(0.7)	(2.1)	(2.9)

Net income attributable to MPLX LP	$0.3	$9.8	$8.5	$18.6

Weighted average units outstanding:
Basic		37.0	37.0
Diluted		37.0	37.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.26	$0.23
Diluted		$0.26	$0.23

	Six Months Ended June 30, 2013
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$0.8	$20.6	$20.6	$42.0
Distributions in excess of net income attributable to MPLX LP	(0.1)	(1.2)	(4.5)	(5.8)

Net income attributable to MPLX LP	$0.7	$19.4	$16.1	$36.2

Weighted average units outstanding:
Basic		37.0	37.0
Diluted		37.0	37.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.53	$0.44
Diluted		$0.52	$0.44

5. Other Items

Interest and other financial income (costs) were:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Interest income	$0.1	$—	$0.3	$—
Interest expense	(0.3)	(0.1)	(0.6)	(0.3)
Interest capitalized	0.2	0.1	0.4	0.3
Other financial costs	(0.3)	—	(0.6)	—

Interest and other financial income (costs)	$(0.3)	$—	$(0.5)	$—

6. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Kentucky, Texas and Tennessee.

Our income tax expense was $0.1 million for the three months ended June 30, 2013 and 2012 and $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 0.3% for the three months ended June 30, 2013 and 2012 and 0.1% percent and 0.3% for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, we had unrecognized tax benefits of $0.2 million.

7. Property, Plant and Equipment

	June 30,	December 31,
(In millions)	2013	2012
Land	$4.7	$4.6
Pipelines and related assets	975.6	971.8
Storage and delivery facilities	165.8	165.3
Other	22.8	22.7
Assets under construction	56.9	21.9

Total	1,225.8	1,186.3
Less accumulated depreciation	296.0	276.3

Net property, plant and equipment	$929.8	$910.0

8. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

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

9. Debt

Our outstanding borrowings at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
(In millions)	2013	2012
MPLX Operations -$500.0 million revolving credit agreement due 2017	$—	$—
MPL - capital lease obligation due 2020	10.9	11.3

Total	10.9	11.3
Amounts due within one year	0.7	0.7

Total long-term debt due after one year	$10.2	$10.6

There were no borrowings or letters of credit outstanding under our revolving credit agreement at June 30, 2013 or December 31, 2012.

10. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2013	2012
		Predecessor
Net cash provided by operating activities included:
Income taxes paid through MPC	$—	$0.2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	3.4	—

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2013	2012
		Predecessor
Additions to property, plant and equipment	$40.8	$54.8
Plus: Increase in capital accruals	4.2	10.4
Asset retirement expenditures	1.6	1.7

Total capital expenditures	$46.6	$66.9

11. Equity-Based Compensation Plan

Phantom Units—In the six months ended June 30, 2013, grants of 6,461 phantom units were made under the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”) to non-employee directors. Awards to non-employee directors were accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.

In the six months ended June 30, 2013, grants of 62,682 phantom units were made under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These grants were accounted for as employee awards. In general, these phantom units will vest over a requisite service period of three years. Prior to vesting, these phantom unit recipients do not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at June 30, 2013 were less than $0.1 million.

The fair values of phantom units are based on the fair value of MPLX LP common limited partner units on the grant date.

The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the six months ended June 30, 2013:

	Phantom Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2012	1,951	$26.69
Granted	69,143	33.19

Outstanding at June 30, 2013	71,094	33.01

Performance Units—In the six months ended June 30, 2013, grants of 1,747,670 performance units were made under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These awards are intended to have a per unit payout determined by the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per-unit payout will be the average of the results of four measurement periods during the 36 month requisite service period. These performance units will pay out 75.0 percent in cash and 25.0 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and have a grant date fair value of $0.74 per unit, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity of MPLX LP common limited partner units for the six months ended June 30, 2013:

Number of Units
Outstanding at December 31, 2012	—
Granted	436,917

Outstanding at June 30, 2013	436,917

12. Commitments and Contingencies

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

At June 30, 2013 and December 31, 2012, accrued liabilities for remediation totaled $1.1 million and $1.5 million, respectively. At June 30, 2013 and December 31, 2012, it is reasonably possible that an estimated loss existed of up to $0.4 million and $0.5 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $0.8 million and $2.0 million at June 30, 2013 and December 31, 2012, respectively.

Legal Proceedings—In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed a third-party complaint against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL, asserting claims of contribution under the Illinois Contribution Act for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigation matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in the lawsuit.

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.4 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively, which consist of leases of vehicles extending through 2018 that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At June 30, 2013, our contractual commitments to acquire property, plant and equipment totaled $33.2 million. Our contractual commitments at June 30, 2013 were primarily related to an upgrade project on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline system.

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

INITIAL PUBLIC OFFERING

On October 26, 2012, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed the initial public offering (the “Offering”) of 19,895,000 common units which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters. Unless the context otherwise requires, references to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 56.0 percent general partner interest at June 30, 2013. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. For information on the various agreements between the Partnership and MPC see Item 1. Financial Statements – Note 3.

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of June 30, 2013, our primary assets consisted of:

•	a 56.0 percent general partner interest in Pipe Line Holdings, an entity that owns a 100.0 percent interest in MPL and ORPL, which in turn collectively own:

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

As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash, increasing our ownership interest to 56.0 percent. The purchase was financed with cash on hand. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations.

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-U.S. GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow.

We define Adjusted EBITDA as net income before depreciation, provision for income taxes, non-cash equity-based compensation and net interest and other financial costs (income). Although we have not quantified distributable cash flow for our Predecessor, subsequent to the Offering, the Partnership uses Distributable Cash Flow, which we define as Adjusted EBITDA less net cash interest paid, income taxes paid and maintenance capital expenditures paid, plus increase (decrease) in deferred revenue for committed volume deficiencies. Distributable Cash Flow and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Such a payment is an increase in deferred revenue for committed volume deficiencies and included in the calculation of Distributable Cash Flow. These payments are not included in Adjusted EBITDA for the period in which they occurred. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. When credits are used or expire, the associated revenue is included within Adjusted EBITDA while the use or expiration of the credits is a decrease in deferred revenue for committed volume deficiencies in the calculation of Distributable Cash Flow.

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

We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to U.S. GAAP net income or net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Adjusted EBITDA and Distributable Cash Flow should not be considered in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Additionally, because Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

General Partner Interest in Pipe Line Holdings. Our Predecessor’s results of operations historically included 100.0 percent of the revenues and expenses relating to the assets that were contributed to us, as well as the joint interest assets that were not contributed to us. At the closing of the Offering, MPC contributed to us a 51.0 percent general partner interest in Pipe Line Holdings. For periods subsequent to the Offering through April 30, 2013, we consolidated the results of operations of Pipe Line Holdings and then recorded a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. Following the acquisition, we continued to consolidate the results of operations of Pipe Line Holdings and then recorded a 44.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC.

Neal Butane Cavern. Our Predecessor’s results of operations historically have included no revenues or expenses associated with our Neal butane cavern. The cavern was placed into service on August 1, 2012, and was contributed to the Partnership at the closing of the Offering.

Revenues. Following the Offering, most of our revenues are generated from the transportation and storage services agreements that we entered into with MPC in conjunction with the Offering and under which MPC pays us fees for transporting crude oil and products on our pipeline systems, for handling crude oil and products at our barge dock and for providing storage services at our tank farms and butane cavern. These contracts contain minimum quarterly volume commitments. Historically, our Predecessor did not have long-term transportation and storage arrangements with MPC. In addition, we expect to generate revenue generally not previously recognized by our Predecessor related to the following:

•	a tariff increase that went into effect in October 2012 on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline related to upgrades on that pipeline;

•	a tariff increase that went into effect in October 2012 on our Robinson, Illinois to Mt. Vernon, Indiana product pipeline to more accurately reflect our costs of operating the pipeline; and

•	general tariff increases that went into effect on a majority of our pipeline systems on July 1, 2013 in accordance with the Federal Energy Regulatory Commission indexing methodology.

General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by MPC for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of utilization, capital employed, wages or headcount. Following the Offering, MPC continues to charge us administrative and operational services, which are projected to be higher than those charged to our Predecessor due to MPC’s provision of additional services, and a fixed annual fee for the provision of executive management services by certain executive officers of our general partner. We also incur incremental annual general and administrative expenses as a result of being a stand-alone publicly traded partnership.

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

RESULTS OF OPERATIONS

The unaudited consolidated statements of income in Item 1. Financial Statements represent the results of operations of our Predecessor for the three months and six months ended June 30, 2012, and results of the Partnership for the three months and six months ended June 30, 2013. Our results of operations subsequent to the Offering may not be comparable to our Predecessor’s historical results of operations for the reasons discussed above under – Factors Affecting the Comparability of Our Financial Results.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, unless otherwise noted)	2013	2012	Variance	2013	2012	Variance
		Predecessor			Predecessor
Revenues and other income:
Sales and other operating revenues	$18.8	$18.1	$0.7	$39.6	$33.9	$5.7
Sales to related parties	97.3	87.5	9.8	186.4	169.2	17.2
Loss on sale of assets	—	(0.3)	0.3	—	(0.3)	0.3
Other income	0.9	1.7	(0.8)	2.1	3.3	(1.2)
Other income - related parties	5.2	3.4	1.8	8.8	6.4	2.4

Total revenues and other income	122.2	110.4	11.8	236.9	212.5	24.4

Costs and expenses:
Cost of revenues (excludes items below)	35.6	44.4	(8.8)	66.1	82.5	(16.4)
Purchases from related parties	23.8	7.3	16.5	45.6	13.6	32.0
Depreciation	11.9	9.2	2.7	23.6	18.4	5.2
General and administrative expenses	13.9	17.0	(3.1)	27.4	26.9	0.5
Other taxes	1.8	3.0	(1.2)	3.5	6.7	(3.2)

Total costs and expenses	87.0	80.9	6.1	166.2	148.1	18.1

Income from operations	35.2	29.5	5.7	70.7	64.4	6.3
Related party interest and other financial income	—	0.4	(0.4)	—	0.8	(0.8)
Interest and other financial income (costs)	(0.3)	—	(0.3)	(0.5)	—	(0.5)

Income before income taxes	34.9	29.9	5.0	70.2	65.2	5.0
Provision for income taxes	0.1	0.1	—	0.1	0.2	(0.1)

Net income	34.8	29.8	5.0	70.1	65.0	5.1
Less: Net income attributable to MPC-retained interest	16.2	—	16.2	33.9	—	33.9

Net income attributable to MPLX LP	18.6	$29.8	$(11.2)	36.2	$65.0	$(28.8)

Less: General partner’s interest in net income attributable to MPLX LP	0.3			0.7

Limited partners’ interest in net income attributable to MPLX LP	$18.3			$35.5

Adjusted EBITDA attributable to MPLX LP (1)	$26.7	$38.7	$(12.0)	$51.8	$82.8	$(31.0)
Distributable Cash Flow attributable to MPLX LP (1)	27.2			55.2

Pipeline throughput (mbpd):
Crude oil pipelines	1,075	1,193	(118)	1,075	1,157	(82)
Product pipelines	959	954	5	939	935	4

Total	2,034	2,147	(113)	2,014	2,092	(78)

Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.60	$0.55	$0.05	$0.59	$0.53	$0.06
Product pipelines	0.56	0.48	0.08	0.54	0.48	0.06
Total pipelines	0.58	0.52	0.06	0.57	0.51	0.06

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.
(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

The following tables present reconciliations of Adjusted EBITDA and Distributable Cash Flows to net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP to Net Income:
Net income	$34.8	$29.8	$70.1	$65.0
Less: Net income attributable to MPC-retained interest	16.2	—	33.9	—

Net income attributable to MPLX LP	18.6	29.8	36.2	65.0
Plus: Net income attributable to MPC-retained interest	16.2	—	33.9	—
Depreciation	11.9	9.2	23.6	18.4
Provision for income taxes	0.1	0.1	0.1	0.2
Non-cash equity-based compensation	0.3	—	0.5	—
Net interest and other financial costs (income)	0.3	(0.4)	0.5	(0.8)

Adjusted EBITDA	47.4	38.7	94.8	82.8
Less: Adjusted EBITDA attributable to MPC-retained interest	20.7	—	43.0	—

Adjusted EBITDA attributable to MPLX LP	26.7	$38.7	51.8	$82.8

Less: Cash interest paid, net	—		0.2
Income taxes paid	—		—
Maintenance capital expenditures paid	2.3		3.8
Plus: Increase (decrease) in deferred revenue for committed volume deficiencies	2.8		7.4

Distributable Cash Flow attributable to MPLX LP	$27.2		$55.2

	Six Months Ended June 30,
(In millions)	2013	2012
		Predecessor
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$108.6	$94.9
Less: Changes in working capital items	17.5	13.7
All other, net	(1.0)	(0.8)
Plus: Non-cash equity-based compensation	0.5	—
Net loss on disposal of assets	—	(0.3)
Net interest and other financial costs (income)	0.5	(0.8)
Current income taxes expense	0.1	0.2
Asset retirement expenditures	1.6	1.7

Adjusted EBITDA	94.8	82.8
Less: Adjusted EBITDA attributable to MPC-retained interest	43.0	—

Adjusted EBITDA attributable to MPLX LP	51.8	$82.8

Less: Cash interest paid, net	0.2
Income taxes paid	—
Maintenance capital expenditures paid	3.8
Plus: Increase (decrease) in deferred revenue for committed volume deficiencies	7.4

Distributable Cash Flow attributable to MPLX LP	$55.2

Sales and other operating revenues increased $0.7 million in the second quarter of 2013 compared to the second quarter of 2012. This increase was due to a $1.5 million increase related to higher average tariffs received on the volumes of crude oil and products shipped and a $0.4 million increase in storage fees, partially offset by a $1.2 million decrease primarily related to a 46 mbpd decrease in third party crude oil and product volumes shipped.

Sales and other operating revenues increased $5.7 million in the first six months of 2013 compared to the first six months of 2012. This increase was primarily due to a $3.6 million increase related to higher average tariffs received on the volumes of crude oil and products shipped and a $2.0 million increase primarily related to a 29 mbpd increase in third party crude oil volumes shipped.

Sales to related parties increased $9.8 million in the second quarter of 2013 compared to the second quarter of 2012. This increase was primarily related to a $14.4 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems and a $4.1 million increase in storage fees, partially offset by a $8.7 million decrease primarily related to a 129 mbpd decrease in related party crude oil volumes shipped. The decrease in crude oil volumes shipped was due to volumes transported on the joint interest assets in the second quarter of 2012.

Sales to related parties increased $17.2 million in the first six months of 2013 compared to the first six months of 2012. This increase was primarily related to a $30.8 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems and a $9.9 million increase in storage fees, partially offset by a $23.5 million decrease primarily related to a 111 mbpd decrease in related party crude oil volumes shipped. The decrease in crude oil volumes shipped was due to volumes transported on the joint interest assets in the first six months of 2012.

Other income and other income–related parties increased $1.0 million in the second quarter and $1.2 million in the first six months of 2013 compared to the corresponding periods of 2012. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues decreased $8.8 million in the second quarter and $16.4 million in the first six months of 2013 compared to the corresponding periods of 2012. The decreases were primarily due to salaries and benefits being classified as related party purchases in the second quarter and the first six months of 2013. The decreases also were impacted by the inclusion of $3.4 million and $6.3 million related to the joint interest assets in the second quarter and the first six months of 2012, respectively.

Purchases from related parties increased $16.5 million in the second quarter and $32.0 million in the first six months of 2013 compared to the corresponding periods of 2012. The increases were primarily due to salary and benefit costs under the employee services agreements being classified as related party purchases in the second quarter and first six months of 2013 and increased services provided under the omnibus agreement after the Offering.

Depreciation expense increased $2.7 million in the second quarter and $5.2 million in the first six months of 2013 compared to the corresponding periods of 2012 due to the Neal butane cavern and other capital projects being in service during the 2013 periods, partially offset by the inclusion of $1.7 million in the second quarter and $3.4 million in the first six months of 2012 related to the joint interest assets.

General and administrative expenses decreased $3.1 million in the second quarter and increased $0.5 million in the first six months of 2013 compared to the corresponding periods of 2012. The decrease in the second quarter of 2013 was primarily due to the inclusion of $6.7 million of pension settlement expense and expenses related to the joint interest assets in the second quarter of 2012, partially offset by higher service costs from MPC after the Offering and the increased costs of being a publicly traded partnership. The increase in the first six months of 2013 is due to higher service costs from MPC after the Offering and the increased costs of being a publicly traded partnership, partially offset by $6.7 million of pension settlement expense and expenses related to the joint interest assets included in the first six months of 2012.

Related party interest and other financial income decreased $0.4 million in the second quarter and $0.8 million in the first six months of 2013 compared to the corresponding periods of 2012. We had interest income on loans receivable from MPCIF in the second quarter and the first six months of 2012. This arrangement was terminated prior to the Offering. See Note 3 to the unaudited consolidated financial statements for further discussion of our loans receivable from MPCIF.

During the second quarter and first six months of 2013, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the second quarter, MPC will make a $5.3 million deficiency payment, which we have recorded as deferred revenue–related parties on our consolidated balance sheet. At June 30, 2013, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet was $18.3 million; with $4.0 million of the associated credits expiring on December 31, 2013, $9.0 million expiring on March 31, 2014 and $5.3 million expiring on June 30, 2014. We will recognize revenue for the deficiency payments in future periods when volumes are transported in excess of the minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the accumulated credits or upon expiration of the make-up period. However, deficiency payments are included in the determination of Distributable Cash Flow in the period in which a deficiency occurs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $115.3 million at June 30, 2013 compared to $216.7 million at December 31, 2012. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
(In millions)	2013	2012
		Predecessor
Net cash provided by (used in):
Operating activities	$108.6	$94.9
Investing activities	(40.8)	(225.2)
Financing activities	(169.2)	130.8

Total	$(101.4)	$0.5

Net cash provided by operating activities increased $13.7 million in the first six months of 2013 compared to the first six months of 2012, primarily due to a $5.2 million increase in depreciation, a $5.1 increase in net income and $3.8 million favorable impact from changes in working capital.

The $5.2 million increase in depreciation in the first six months of 2013 as compared to the first six months of 2012 was due to the Neal butane cavern and other capital projects in service during the first six months of 2013, partially offset by the inclusion of $3.4 million related to the joint interest assets in the first six months of 2012.

The $3.8 million favorable impact from changes in working capital was due to a $17.5 million source of cash provided by changes in working capital in the first six months of 2013 compared to a $13.7 million source of cash provided by changes in working capital in the first six months of 2012. The $17.5 million source of cash provided by changes in working capital in the first six months of 2013 was primarily due to an $11.7 million source of cash provided by changes in related party receivables and liabilities due primarily to an increase in deferred revenue associated with deficiency payments received under our transportation services agreements and a $4.8 million source of cash provided by changes in current receivables due to lower third-party tariff revenue receivables and payments received on outstanding receivables. Cash provided by changes in working capital of $13.7 million in the first six months of 2012 was primarily due to a $21.3 million source of cash provided by changes in related party receivables and payables, partially offset by a $6.9 million use of cash from changes in current accounts payable and accrued liabilities.

Net cash used in investing activities decreased $184.4 million in the first six months of 2013 compared to the first six months of 2012, primarily due to a $170.4 million change in cash flows from loans to related parties and a $14.0 million decrease in additions to property, plant and equipment. Loans to related parties consisted of net advances to MPCIF of $170.4 million in the first six months of 2012. Additions to property, plant and equipment of $40.8 million in the first six months of 2013 and $54.8 million in the first six months of 2012 were primarily due to expansion capital expenditures, including the major upgrade project on our Patoka to Catlettsburg crude oil pipeline.

Financing activities were a use of cash of $169.2 million in the first six months of 2013 compared to a source of cash of $130.8 million in the first six months of 2012. The use of cash in the first six months of 2013 was due to distributions to MPC of $100.0 million related to the acquisition of the additional 5.0 percent interest in Pipe Line Holdings and quarterly distributions to unitholders. Contributions from MPC were the primary source of cash in the first six months of 2012.

Capital Resources

In addition to our retention of net proceeds from the Offering for general partnership purposes, including working capital needs, and to fund certain expansion capital expenditures over the two-year period following the Offering, we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Following the Offering, MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.

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

Our revolving credit agreement (“Credit Agreement”) contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement)

for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At June 30, 2013, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as other covenants contained in the Credit Agreement. There were no borrowings or letters of credit outstanding under the Credit Agreement at June 30, 2013.

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

Our capital expenditures for the six months ended June 30, 2013 and 2012 are shown in the table below:

	Six Months Ended June 30,
(In millions)	2013	2012
		Predecessor
Maintenance	$7.8	$8.6
Expansion	38.8	58.3	(1)

Total capital expenditures	46.6	66.9
Less: Increase in capital accruals	4.2	10.4
Asset retirement expenditures	1.6	1.7

Additions to property, plant and equipment	$40.8	$54.8

(1)	Includes 100.0 percent of the joint interest assets capital expenditures.

Our original capital budget for 2013 was $142.5 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in the budget is $109.3 million for expansion capital expenditures, including $77.9 million related to a major upgrade project on our Patoka to Catlettsburg crude oil pipeline, $10.9 million for various connections and new equipment at our Patoka tank farm and $6.9 million related to a multi-year SCADA (supervisory control and data acquisition) system upgrade project. The budget also includes $33.2 million for maintenance capital expenditures, primarily related to valve replacement, safety and security expenditures and electrical system maintenance. We continuously evaluate our capital budget and make changes as conditions warrant. Since our original capital budget for 2013 was established, it was increased by $100.0 million for the cost of purchasing the additional 5.0 percent interest in Pipe Line Holdings on May 1, 2013.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. On July 23, 2013, we announced the board of directors of our general partner had declared a distribution of $0.2850 per unit that will be paid on August 14, 2013 to unitholders of record on August 2, 2013. This represents an increase of $0.0125 per unit, or 4.6 percent, above the first quarter 2013 distribution of $0.2725 per unit. This increase in the distribution is consistent with our intent to maintain an annual distribution growth rate of 15 to 20 percent for at least the next several years. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Our intentions regarding the distribution growth rate expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; volatility in and/or degradation of market and industry conditions; completion of pipeline capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth strategy, whether through organic growth or acquisitions; state and federal environmental, economic, health and safety, energy and other policies and regulations; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

Contractual Cash Obligations

As of June 30, 2013, our contractual cash obligations included revolving credit commitment fees, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the six months ended June 30, 2013, contracts to acquire property, plant and equipment increased $22.8 million, with $16.1 million related to our 2013 capital budget program and the balance related to 2014 and 2015. Also during the six months ended June 30, 2013, expense project contracts increased $20.2 million due to the timing of project work during 2013. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 82.1 percent and 82.4 percent of our total revenues and other income for the six months ended June 30, 2013 and 2012, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 42.0 percent and 26.8 percent of our total costs and expenses for the first six months of 2013 and 2012, respectively. Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. We believe that transactions with related parties, other than certain transactions with MPC for periods prior to the Offering, related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Financial Statements – Note 3.

On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for $100.0 million in cash. The terms of the acquisition were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

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

As of June 30, 2013, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K was filed for the year ended December 31, 2012.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2013, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K was filed for the year ended December 31, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm under a transition period established by SEC rules applicable to new public registrants. As of June 28, 2013, the aggregate worldwide market value of the Partnership’s common equity held by non-affiliates exceeded $700.0 million. Consequently, management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm must attest to our internal control over financial reporting as of December 31, 2013.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 8, 2013	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller