Form 10-Q
period 2013-09-30
MPLX LP
filed 2013-11-07
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35714
_____________________________________________
MPLX LP
(Exact name of registrant as specified in its charter)
 _____________________________________________

Delaware	45-5010536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Hardin Street, Findlay, Ohio	45840
(Address of principal executive offices)	(Zip code)
(419) 672-6500
(Registrant’s telephone number, including area code)
 _____________________________________________
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

MPLX LP had 36,951,515 common units, 36,951,515 subordinated units and 1,508,225 general partner units outstanding at October 31, 2013.

MPLX LP
Form 10-Q
Quarter Ended September 30, 2013

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

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of September 30, 2013 MPLX LP owned a 56.0 percent general partner interest. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per-unit data)	2013	2012	2013	2012
		Predecessor		Predecessor
Revenues and other income:
Sales and other operating revenues	$20.4	$19.6	$60.0	$53.5
Sales to related parties	97.8	96.6	284.2	265.8
Loss on sale of assets	—	—	—	(0.3)
Other income	1.0	1.7	3.1	5.0
Other income - related parties	4.6	3.2	13.4	9.6
Total revenues and other income	123.8	121.1	360.7	333.6
Costs and expenses:
Cost of revenues (excludes items below)	33.1	53.5	99.2	136.0
Purchases from related parties	23.8	7.7	69.4	21.3
Depreciation	12.7	9.4	36.3	27.8
General and administrative expenses	13.0	11.2	40.4	38.1
Other taxes	1.4	3.0	4.9	9.7
Total costs and expenses	84.0	84.8	250.2	232.9
Income from operations	39.8	36.3	110.5	100.7
Related party interest and other financial income	—	0.5	—	1.3
Interest and other financial income (costs)	(0.2)	—	(0.7)	—
Income before income taxes	39.6	36.8	109.8	102.0
Provision (benefit) for income taxes	0.4	(0.1)	0.5	0.1
Net income	39.2	36.9	109.3	101.9
Less: Net income attributable to MPC-retained interest	17.7	—	51.6	—
Net income attributable to MPLX LP	21.5	$36.9	57.7	$101.9
Less: General partner’s interest in net income attributable to MPLX LP	0.5		1.2
Limited partners’ interest in net income attributable to MPLX LP	$21.0		$56.5

Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.29		$0.79
Common - diluted	0.29		0.79
Subordinated - basic and diluted	0.29		0.74
Weighted average limited partner units outstanding (basic and diluted):
Common units - public	19.9		19.9
Common units - MPC	17.1		17.1
Subordinated units - MPC	37.0		37.0
Cash distributions declared per limited partner common unit	$0.2975		$0.8550
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$86.9	$216.7
Receivables	14.3	17.6
Receivables from related parties	40.5	38.0
Materials and supplies inventories	11.6	8.9
Other current assets	2.3	2.6
Total current assets	155.6	283.8
Property, plant and equipment, net	956.2	910.0
Goodwill	104.7	104.7
Other noncurrent assets	2.2	2.8
Total assets	$1,218.7	$1,301.3
Liabilities
Current liabilities:
Accounts payable	$41.6	$39.0
Payables to related parties	9.9	13.4
Deferred revenue - related parties	27.1	4.2
Accrued taxes	4.7	3.0
Long-term debt due within one year	0.7	0.7
Other current liabilities	1.6	3.0
Total current liabilities	85.6	63.3
Long-term debt	10.0	10.6
Deferred credits and other liabilities	1.3	0.6
Total liabilities	96.9	74.5
Commitments and contingencies (see Note 12)
Equity
Common unitholders - public (19.9 million units issued and outstanding)	412.0	410.7
Common unitholder - MPC (17.1 million units issued and outstanding)	57.9	57.4
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	210.4	209.3
General partner - MPC (1.5 million units issued and outstanding)	(32.5)	13.7
Total MPLX LP partners’ capital	647.8	691.1
Noncontrolling interest retained by MPC	474.0	535.7
Total equity	1,121.8	1,226.8
Total liabilities and equity	$1,218.7	$1,301.3

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
		Predecessor
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$109.3	$101.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.3	27.8
Deferred income taxes	0.5	(0.1)
Asset retirement expenditures	(3.4)	(2.6)
Net loss on disposal of assets	—	0.3
Changes in:
Current receivables	3.3	1.9
Materials and supplies inventories	1.1	(0.4)
Current accounts payable and accrued liabilities	2.7	0.8
Receivables from / liabilities to related parties	16.9	(4.5)
All other, net	0.4	(3.3)
Net cash provided by operating activities	167.1	121.8
Investing activities:
Additions to property, plant and equipment	(81.0)	(109.2)
Disposal of assets	—	0.1
Investments-repayments of loans receivable from a related party	—	221.7
Net cash provided by (used in) investing activities	(81.0)	112.6
Financing activities:
Long-term debt-repayments	(0.6)	(0.5)
Quarterly distributions to unitholders and general partner	(55.4)	—
Quarterly distributions to noncontrolling interest retained by MPC	(59.9)	—
Distributions related to purchase of additional interest in Pipe Line Holdings	(100.0)	—
Distributions to MPC	—	(165.5)
Net cash used in financing activities	(215.9)	(166.0)
Net increase (decrease) in cash and cash equivalents	(129.8)	68.4
Cash and cash equivalents at beginning of period	216.7	0.1
Cash and cash equivalents at end of period	$86.9	$68.5

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity/Net Investment (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Net Investment	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—	$1,239.2	$1,239.2
Net income	—	—	—	—	—	101.9	101.9
Distributions to MPC, net	—	—	—	—	—	(165.5)	(165.5)
Balance at September 30, 2012	$—	$—	$—	$—	$—	$1,175.6	$1,175.6

Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$—	$1,226.8
Purchase of additional interest in Pipe Line Holdings	—	—	—	(46.4)	(53.6)	—	(100.0)
Net income	15.2	13.1	28.2	1.2	51.6	—	109.3
Quarterly distributions to unitholders and general partner	(14.7)	(12.6)	(27.1)	(1.0)	—	—	(55.4)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(59.9)	—	(59.9)
Non-cash contribution from MPC	—	—	—	—	0.2	—	0.2
Equity-based compensation	0.8	—	—	—	—	—	0.8
Balance at September 30, 2013	$412.0	$57.9	$210.4	$(32.5)	$474.0	$—	$1,121.8

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of September 30, 2013, the Partnership’s assets consisted of a 56.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100.0 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of storage capacity.

On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 56.0 percent general partner interest at September 30, 2013. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. The Partnership was formed on March 27, 2012, as a Delaware limited partnership.

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

Net income attributable to MPLX LP for the three months and nine months ended September 30, 2012 included 100.0 percent of the net income related to the assets that were contributed to MPLX LP, while net income attributable to MPLX LP for the three months and nine months ended September 30, 2013 reflect the 51.0 percent general partner interest in Pipe Line Holdings initially contributed to MPLX LP through April 30, 2013 and thereafter the 56.0 percent general partner interest beginning May 1, 2013. For the periods subsequent to the Offering through April 30, 2013, we consolidated the results of operations of Pipe Line Holdings and then recorded a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. Following the acquisition, we continued to consolidate the results of operations of Pipe Line Holdings and then recorded a 44.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. The change in the Pipe Line Holdings general partner ownership interest is discussed in Note 2. The Neal, West Virginia butane cavern financial results are reflected only in the three months and nine months ended September 30, 2013. Additional differences in revenues and expenses are attributable to changes in agreements and activities, as detailed in Note 3. Due to these factors, our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the

SEC on March 25, 2013. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Net income attributable to MPLX LP is allocated to the unitholders differently for preparation of the consolidated statements of equity/net investment and the calculation of net income per limited partner unit. In preparing our consolidated statements of equity/net investment, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner is described in Note 4.

Certain reclassifications of prior periods’ data have been made to conform to current classifications. On the December 31, 2012 consolidated balance sheet, deferred revenue-related parties of $4.2 million has been reclassified from payables to related parties to a separate line. On the consolidated statement of cash flows for the nine months ended September 30, 2012, within operating activities, asset retirement expenditures of $2.6 million have been reclassified from all other, net to a separate line, and changes in crude oil inventories of $0.7 million have been reclassified from changes in inventories to all other, net.

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

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Net income attributable to MPLX LP	$21.5	$36.9	$57.7	$101.9
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchase of additional interest in Pipe Line Holdings	—	—	(46.4)	—
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$21.5	$36.9	$11.3	$101.9

3. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50.0 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60.0 percent interest. Muskegon owns a common carrier products pipeline.

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

Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line Company LLC (“Blanchard”), a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard that it acquired in conjunction with MPC’s acquisition of the Galveston Bay refinery. Under the operating agreement, we receive an initial annual fee of $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The term of the operating agreement is until December 31, 2014, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.

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

Related Party Transactions

We believe that transactions with related parties, other than certain transactions with MPC related to the provision of administrative services for periods prior to the Offering, were conducted on terms comparable to those with unrelated parties. See below for additional information on the transactions with MPC.

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$97.8	$96.6	$284.2	$265.8

Related party sales to MPC consist of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

The fees received for operating pipelines for related parties included in other income-related parties on the consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$4.3	$3.0	$12.5	$8.8
Centennial	0.3	0.1	0.8	0.7
Muskegon	—	0.1	0.1	0.1
Total	$4.6	$3.2	$13.4	$9.6

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

Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$4.2	$4.4	$13.3	$11.3

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities, and allocations of corporate overhead costs from MPC for periods prior to the Offering. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$7.7	$5.9	$23.5	$17.4

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
MPC	$2.4	$1.4	$5.9	$4.0

Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. Expenses incurred under the employee services agreements for periods subsequent to October 1, 2012 are shown in the table below by the income statement line where they were recorded. For periods prior to October 1, 2012, MPL employees were considered to participate in multiemployer benefit plans of MPC. Our allocated share of MPC’s employee benefit plan expenses for periods prior to October 1, 2012, including costs related to stock-based compensation plans, is shown in the table below by income statement line and was based upon a percentage of the salaries and wages of employees whose costs were recorded in each income statement line. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses. Expenses for employee benefit plans other than stock-based compensation plans were allocated to us primarily as a percentage of headcount. For the stock-based compensation plans, we were charged with the expenses directly attributed to our Predecessor’s employees, which were $0.2 million and $0.8 million for the three months and nine months ended September 30, 2012.

Employee services expenses from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Purchases from related parties	$19.6	$3.3	$56.1	$10.0
General and administrative expenses	3.5	5.0	12.0	19.5
Total	$23.1	$8.3	$68.1	$29.5

Receivables from related parties were as follows:

(In millions)	September 30, 2013	December 31, 2012
MPC	$39.0	$37.6
Centennial	1.0	0.3
Muskegon	0.5	0.1
Total	$40.5	$38.0

At September 30, 2013 and December 31, 2012, we also had long-term receivables of $0.3 million from MPC, which were included in other noncurrent assets on the consolidated balance sheets, related to indemnifications provided under the omnibus agreement.

Payables to related parties were as follows:

(In millions)	September 30, 2013	December 31, 2012
MPC	$9.8	$13.4
Centennial	0.1	—
Total	$9.9	$13.4

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as deferred revenue-related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. The use or expiration of the credits is a decrease in deferred revenue-related parties.

During the nine months ended September 30, 2013 and the period October 31, 2012 through December 31, 2012, MPC did not transport its minimum committed volumes. The resulting deficiencies were all related to transportation services agreements which have four quarter make-up periods. The deferred revenue-related parties associated with the deficiencies was as follows:

(In millions)	September 30, 2013	December 31, 2012
MPC	$27.1	$4.2

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

Related party interest and other financial income were as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
Interest income on loans receivable from MPCIF	$—	$0.5	$—	$1.3

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
Net income per limited partner unit is only calculated for the three months and nine months ended September 30, 2013 as no units were outstanding in the corresponding periods of 2012.

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Net income attributable to MPLX LP	$21.5	$57.7
Less: General partner’s distributions declared (1)	0.5	1.3
Limited partners’ distributions declared on common units (1)	11.0	31.6
Limited partner’s distributions declared on subordinated units (1)	11.0	31.6
Distributions in excess of net income attributable to MPLX LP	$(1.0)	$(6.8)

(1)
On October 22, 2013, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.2975 per unit, totaling $22.5 million. This distribution will be paid on November 14, 2013, to unitholders of record on November 4, 2013.

	Three Months Ended September 30, 2013
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$0.5	$11.0	$11.0	$22.5
Distributions in excess of net income attributable to MPLX LP	—	(0.5)	(0.5)	(1.0)
Net income attributable to MPLX LP	$0.5	$10.5	$10.5	$21.5
Weighted average units outstanding:
Basic		37.0	37.0
Diluted		37.0	37.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.29	$0.29
Diluted		$0.29	$0.29

	Nine Months Ended September 30, 2013
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1.3	$31.6	$31.6	$64.5
Distributions in excess of net income attributable to MPLX LP	(0.1)	(2.5)	(4.2)	(6.8)
Net income attributable to MPLX LP	$1.2	$29.1	$27.4	$57.7
Weighted average units outstanding:
Basic		37.0	37.0
Diluted		37.0	37.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.79	$0.74
Diluted		$0.79	$0.74

5. Other Items

Interest and other financial income (costs) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Interest income	$—	$—	$0.3	$—
Interest expense	(0.2)	(0.2)	(0.8)	(0.5)
Interest capitalized	0.2	0.2	0.6	0.5
Other financial costs	(0.2)	—	(0.8)	—
Interest and other financial income (costs)	$(0.2)	$—	$(0.7)	$—

6. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Kentucky, Texas and Tennessee.

Our income tax provision was expense of $0.4 million and a benefit of $0.1 million for the three months ended September 30, 2013 and 2012 and expenses of $0.5 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 1.0 percent and (0.3) percent for the three months ended September 30, 2013 and 2012 and 0.5 percent and 0.1 percent for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, we had unrecognized tax benefits of $0.2 million.

7. Property, Plant and Equipment

(In millions)	September 30, 2013	December 31, 2012
Land	$4.6	$4.6
Pipelines and related assets	1,020.5	971.8
Storage and delivery facilities	165.0	165.3
Other	22.8	22.7
Assets under construction	48.4	21.9
Total	1,261.3	1,186.3
Less accumulated depreciation	305.1	276.3
Net property, plant and equipment	$956.2	$910.0

8. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

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

9. Debt

Our outstanding borrowings at September 30, 2013 and December 31, 2012 consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
MPLX Operations - $500.0 million revolving credit agreement due 2017	$—	$—
MPL - capital lease obligation due 2020	10.7	11.3
Total	10.7	11.3
Amounts due within one year	0.7	0.7
Total long-term debt due after one year	$10.0	$10.6

There were no borrowings or letters of credit outstanding under our revolving credit agreement at September 30, 2013 or December 31, 2012.

10. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2013	2012
		Predecessor
Net cash provided by operating activities included:
Income taxes paid through MPC	$—	$0.2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	3.8	—
Property, plant and equipment contributed by MPC	0.2	—

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2013	2012
		Predecessor
Additions to property, plant and equipment	$81.0	$109.2
Plus: Increase in capital accruals	1.6	9.0
Asset retirement expenditures	3.4	2.6
Total capital expenditures	$86.0	$120.8

11. Equity-Based Compensation Plan

Phantom Units—In the nine months ended September 30, 2013, grants of 9,729 phantom units were made under the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”) to non-employee directors of MPLX LP's general partner and MPC. Awards to non-employee directors were accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.

In the nine months ended September 30, 2013, grants of 62,682 phantom units were made under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These grants were accounted for as employee awards. In general, these phantom units will vest over a requisite service period of three years. Prior to vesting, these phantom unit recipients do not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at September 30, 2013 were less than $0.1 million.

The fair values of phantom units are based on the fair value of MPLX LP common limited partner units on the grant date.

The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the nine months ended September 30, 2013:

	Phantom Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2012	1,951	$26.69
Granted	72,411	33.35
Outstanding at September 30, 2013	74,362	33.18

Performance Units—In the nine months ended September 30, 2013, grants of 1,747,670 performance units were made under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These awards are intended to have a per unit payout determined by the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per-unit payout will be the average of the results of four measurement periods during the 36 months requisite service period. These performance units will pay out 75.0 percent in cash and 25.0 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and have a grant date fair value of $0.74 per unit, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity of MPLX LP common limited partner units for the nine months ended September 30, 2013:

Number of Units
Outstanding at December 31, 2012	—
Granted	436,917
Outstanding at September 30, 2013	436,917

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

At September 30, 2013 and December 31, 2012, accrued liabilities for remediation totaled $1.5 million. At September 30, 2013 and December 31, 2012, it is reasonably possible that an estimated loss existed of up to $0.4 million and $0.5 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $0.7 million and $2.0 million at September 30, 2013 and December 31, 2012, respectively.

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

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.4 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively, which consist of leases of vehicles extending through 2018 that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At September 30, 2013, our contractual commitments to acquire property, plant and equipment totaled $13.3 million. Our contractual commitments at September 30, 2013 were primarily related to a multi-year SCADA (supervisory control and data acquisition) system upgrade project.

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

INITIAL PUBLIC OFFERING

On October 26, 2012, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed the initial public offering (the “Offering”) of 19,895,000 common units which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters. Unless the context otherwise requires, references to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 56.0 percent general partner interest at September 30, 2013. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. For information on the various agreements between the Partnership and MPC see Item 1. Financial Statements – Note 3.

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of September 30, 2013, our primary assets consisted of:

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

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as an increase in deferred revenue for committed volume deficiencies and included in the calculation of Distributable Cash Flow. The deficiencies are not included in Adjusted EBITDA for the period in which they occurred. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. When credits are used or expire, the associated revenue is included within Adjusted EBITDA while the use or expiration of the credits is a decrease in deferred revenue for committed volume deficiencies in the calculation of Distributable Cash Flow.

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

For reconciliations of Adjusted EBITDA and Distributable Cash Flow from their most comparable measures calculated and presented in accordance with U.S. GAAP, see – Results of Operations.

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

Revenues. Following the Offering, most of our revenues are generated from the transportation and storage services agreements that we entered into with MPC in conjunction with the Offering and under which MPC pays us fees for transporting crude oil and products on our pipeline systems, for handling crude oil and products at our barge dock and for providing storage services at our tank farms and butane cavern. These contracts contain minimum quarterly volume commitments. Historically, our Predecessor did not have long-term transportation and storage arrangements with MPC. In addition, we generate revenue generally not previously recognized by our Predecessor related to the following:

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

Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of MPC’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from MPC to satisfy its capital expenditure requirements. Following the Offering, we intend to make quarterly cash distributions to our unitholders. Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the excess cash generated by our operations. We expect to fund future expansion capital expenditures beyond amounts funded with proceeds retained from the Offering primarily from external sources, including borrowings under our $500.0 million revolving credit agreement and potential future issuances of equity and debt securities.

RESULTS OF OPERATIONS

The unaudited consolidated statements of income in Item 1. Financial Statements represent the results of operations of our Predecessor for the three months and nine months ended September 30, 2012, and results of the Partnership for the three months and nine months ended September 30, 2013. Our results of operations subsequent to the Offering may not be comparable to our Predecessor’s historical results of operations for the reasons discussed above under – Factors Affecting the Comparability of Our Financial Results.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, unless otherwise noted)	2013	2012	Variance	2013	2012	Variance
		Predecessor			Predecessor
Revenues and other income:
Sales and other operating revenues	$20.4	$19.6	$0.8	$60.0	$53.5	$6.5
Sales to related parties	97.8	96.6	1.2	284.2	265.8	18.4
Loss on sale of assets	—	—	—	—	(0.3)	0.3
Other income	1.0	1.7	(0.7)	3.1	5.0	(1.9)
Other income - related parties	4.6	3.2	1.4	13.4	9.6	3.8
Total revenues and other income	123.8	121.1	2.7	360.7	333.6	27.1
Costs and expenses:
Cost of revenues (excludes items below)	33.1	53.5	(20.4)	99.2	136.0	(36.8)
Purchases from related parties	23.8	7.7	16.1	69.4	21.3	48.1
Depreciation	12.7	9.4	3.3	36.3	27.8	8.5
General and administrative expenses	13.0	11.2	1.8	40.4	38.1	2.3
Other taxes	1.4	3.0	(1.6)	4.9	9.7	(4.8)
Total costs and expenses	84.0	84.8	(0.8)	250.2	232.9	17.3
Income from operations	39.8	36.3	3.5	110.5	100.7	9.8
Related party interest and other financial income	—	0.5	(0.5)	—	1.3	(1.3)
Interest and other financial income (costs)	(0.2)	—	(0.2)	(0.7)	—	(0.7)
Income before income taxes	39.6	36.8	2.8	109.8	102.0	7.8
Provision (benefit) for income taxes	0.4	(0.1)	0.5	0.5	0.1	0.4
Net income	39.2	36.9	2.3	109.3	101.9	7.4
Less: Net income attributable to MPC-retained interest	17.7	—	17.7	51.6	—	51.6
Net income attributable to MPLX LP	21.5	$36.9	$(15.4)	57.7	$101.9	$(44.2)
Less: General partner’s interest in net income attributable to MPLX LP	0.5			1.2
Limited partners’ interest in net income attributable to MPLX LP	$21.0			$56.5

Adjusted EBITDA attributable to MPLX LP (1)	$30.5	$45.7	$(15.2)	$82.3	$128.5	$(46.2)
Distributable Cash Flow attributable to MPLX LP (1)	31.1			86.3
Pipeline throughput (mbpd):
Crude oil pipelines	1,093	1,136	(43)	1,081	1,150	(69)
Product pipelines	913	1,044	(131)	930	972	(42)
Total	2,006	2,180	(174)	2,011	2,122	(111)
Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.60	$0.58	$0.02	$0.59	$0.55	$0.04
Product pipelines	0.59	0.53	0.06	0.56	0.50	0.06
Total pipelines	0.59	0.56	0.03	0.58	0.53	0.05

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

The following tables present reconciliations of Adjusted EBITDA and Distributable Cash Flows from net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
		Predecessor		Predecessor
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Income:
Net income	$39.2	$36.9	$109.3	$101.9
Less: Net income attributable to MPC-retained interest	17.7	—	51.6	—
Net income attributable to MPLX LP	21.5	36.9	57.7	101.9
Plus: Net income attributable to MPC-retained interest	17.7	—	51.6	—
Depreciation	12.7	9.4	36.3	27.8
Provision (benefit) for income taxes	0.4	(0.1)	0.5	0.1
Non-cash equity-based compensation	0.3	—	0.8	—
Net interest and other financial costs (income)	0.2	(0.5)	0.7	(1.3)
Adjusted EBITDA	52.8	45.7	147.6	128.5
Less: Adjusted EBITDA attributable to MPC-retained interest	22.3	—	65.3	—
Adjusted EBITDA attributable to MPLX LP	30.5	$45.7	82.3	$128.5
Less: Cash interest paid, net	0.4		0.6
Income taxes paid	—		—
Maintenance capital expenditures paid	4.0		7.8
Plus: Increase (decrease) in deferred revenue for committed volume deficiencies	5.0		12.4
Distributable Cash Flow attributable to MPLX LP	$31.1		$86.3

	Nine Months Ended September 30,
(In millions)	2013	2012
		Predecessor
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$167.1	$121.8
Less: Changes in working capital items	24.0	(2.2)
All other, net	0.4	(3.3)
Plus: Non-cash equity-based compensation	0.8	—
Net loss on disposal of assets	—	(0.3)
Net interest and other financial costs (income)	0.7	(1.3)
Current income taxes expense	—	0.2
Asset retirement expenditures	3.4	2.6
Adjusted EBITDA	147.6	128.5
Less: Adjusted EBITDA attributable to MPC-retained interest	65.3	—
Adjusted EBITDA attributable to MPLX LP	82.3	$128.5
Less: Cash interest paid, net	0.6
Income taxes paid	—
Maintenance capital expenditures paid	7.8
Plus: Increase (decrease) in deferred revenue for committed volume deficiencies	12.4
Distributable Cash Flow attributable to MPLX LP	$86.3

Sales and other operating revenues increased $0.8 million in the third quarter of 2013 compared to the third quarter of 2012. This increase was due to a $1.1 million increase related to higher average tariffs received on the volumes of crude oil and products shipped, partially offset by a $0.2 million decrease in storage fees.

Sales and other operating revenues increased $6.5 million in the first nine months of 2013 compared to the first nine months of 2012. This increase was primarily due to a $3.9 million increase related to higher average tariffs received on the volumes of crude oil and products shipped and a $2.7 million increase primarily related to a 29 mbpd increase in third party crude oil volumes shipped.

Sales to related parties increased $1.2 million in the third quarter of 2013 compared to the third quarter of 2012. This increase was primarily related to a $13.2 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems and a $4.4 million increase in storage fees and other revenue, partially offset by a $16.4 million decrease primarily related to a 67 mbpd decrease in related party crude oil volumes shipped. The decrease in crude oil volumes shipped was due to the absence of volumes transported on the joint interest assets in the third quarter of 2012, partially offset by increased crude oil volumes shipped on our other crude oil systems in the third quarter of 2013.

Sales to related parties increased $18.4 million in the first nine months of 2013 compared to the first nine months of 2012. This increase was primarily related to a $45.0 million increase due to higher average tariffs received on the volumes of crude oil and products shipped, primarily due to our Patoka to Catlettsburg and other crude oil systems and a $14.4 million increase in storage fees and other revenue, partially offset by a $40.9 million decrease primarily related to a 98 mbpd decrease in related party crude oil volumes shipped. The decrease in crude oil volumes shipped was due to the absence of volumes transported on the joint interest assets in the first nine months of 2012, partially offset by increased crude oil volumes shipped on our other crude oil systems in the first nine months of 2013.

Other income and other income - related parties increased $0.7 million in the third quarter and $1.9 million in the first nine months of 2013 compared to the corresponding periods of 2012. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues decreased $20.4 million in the third quarter and $36.8 million in the first nine months of 2013 compared to the corresponding periods of 2012. The decreases were primarily due to salaries and benefits being classified as related party purchases in the third quarter and the first nine months of 2013. The decreases also were impacted by the inclusion of $3.5 million and $9.8 million related to the joint interest assets in the third quarter and the first nine months of 2012, respectively.

Purchases from related parties increased $16.1 million in the third quarter and $48.1 million in the first nine months of 2013 compared to the corresponding periods of 2012. The increases were primarily due to salary and benefit costs under the employee services agreements being classified as related party purchases in the third quarter and first nine months of 2013 and increased services provided under the omnibus agreement after the Offering.

Depreciation expense increased $3.3 million in the third quarter and $8.5 million in the first nine months of 2013 compared to the corresponding periods of 2012 due to the Neal butane cavern and other capital projects being in service during the 2013 periods and a $0.9 million charge for the cancellation of a portion of a pipeline upgrade project, partially offset by the inclusion of $1.7 million in the third quarter and $5.1 million in the first nine months of 2012 related to the joint interest assets.

General and administrative expenses increased $1.8 million in the third quarter and $2.3 million in the first nine months of 2013 compared to the corresponding periods of 2012. The increase in the third quarter and first nine months of 2013 is due to higher service costs from MPC after the Offering and the increased costs of being a publicly traded partnership, partially offset by $2.8 million and $9.5 million of pension settlement expense and $0.9 million and $2.2 million of expenses related to the joint interest assets included in the third quarter and the first nine months of 2012, respectively.

Related party interest and other financial income decreased $0.5 million in the third quarter and $1.3 million in the first nine months of 2013 compared to the corresponding periods of 2012. We had interest income on loans receivable from MPCIF in the third quarter and the first nine months of 2012. This arrangement was terminated prior to the Offering. See Note 3 to the unaudited consolidated financial statements for further discussion of our loans receivable from MPCIF.

During the third quarter and first nine months of 2013, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the third quarter, MPC will make a $9.0 million deficiency payment, which we have recorded as deferred revenue-related parties on our consolidated balance sheet. At September 30, 2013, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet was $27.1 million. The following table presents the expiration dates of the associated deferred revenue credits:

(in millions)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Deferred revenue - related parties	$4.0	$8.8	$5.3	$9.0

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

OUTLOOK - GROWTH OPPORTUNITIES

MPLX LP and MPC are developing a new pipeline project in the Utica shale region that will initially connect multiple production facilities in eastern Ohio with MPC’s Canton, Ohio, refinery and other MPLX LP pipelines in the area. This project complements the existing condensate/crude oil truck unloading facility at Canton and the new truck-to-barge logistics operations at Wellsville, Ohio, that were brought on line in October 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $86.9 million at September 30, 2013 compared to $216.7 million at December 31, 2012. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
(In millions)	2013	2012
		Predecessor
Net cash provided by (used in):
Operating activities	$167.1	$121.8
Investing activities	(81.0)	112.6
Financing activities	(215.9)	(166.0)
Total	$(129.8)	$68.4

Net cash provided by operating activities increased $45.3 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a $26.2 million favorable impact from changes in working capital, an $8.5 million increase in depreciation and a $7.4 million increase in net income.

The $26.2 million favorable impact from changes in working capital was due to a $24.0 million source of cash provided by changes in working capital in the first nine months of 2013 compared to a $2.2 million use of cash in working capital in the first nine months of 2012. The $24.0 million source of cash provided by changes in working capital in the first nine months of 2013 was primarily due to a $16.9 million source of cash provided by changes in related party receivables and liabilities due primarily to an increase in deferred revenue associated with deficiency payments received under our transportation services agreements, a $3.3 million source of cash provided by changes in current receivables due to lower third-party tariff revenue receivables and payments received on outstanding receivables and a $2.7 million source of cash provided by changes in current accounts payable and accrued liabilities. Cash used in working capital of $2.2 million in the first nine months of 2012 was primarily due to a $4.5 million use of cash for changes in related party receivables and liabilities, partially offset by a $1.9 million source of cash from changes in current receivables.

The $8.5 million increase in depreciation in the first nine months of 2013 as compared to the first nine months of 2012 was primarily due to the Neal butane cavern and other capital projects being in service during the first nine months of 2013 and a $0.9 million charge for the cancellation of a portion of a pipeline upgrade project, partially offset by the inclusion of $5.1 million related to the joint interest assets in the first nine months of 2012.

Net cash provided by investing activities decreased $193.6 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a $221.7 million reduction in cash flows from loans receivable from a related party, partially offset by a $28.2 million decrease in additions to property, plant and equipment. Loans receivable from a related party consisted of net repayments by MPCIF of $221.7 million in the first nine months of 2012. Additions to property, plant and equipment of $81.0 million in the first nine months of 2013 and $109.2 million in the first nine months of 2012 were primarily due to expansion capital expenditures, including the major upgrade project on our Patoka to Catlettsburg crude oil pipeline.

Financing activities were a use of cash of $215.9 million in the first nine months of 2013 compared to $166.0 million in the first nine months of 2012. The use of cash in the first nine months of 2013 was due to distributions to MPC of $100.0 million related to the acquisition of the additional 5.0 percent interest in Pipe Line Holdings, quarterly distributions of $59.9 million to MPC for its retained noncontrolling interest in Pipe Line Holdings and quarterly distributions of $55.4 million to unitholders. Distributions to MPC were the primary use of cash in the first nine months of 2012.

Capital Resources

In addition to our retention of net proceeds from the Offering for general partnership purposes, including working capital needs, and to fund certain expansion capital expenditures over the two-year period following the Offering, we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit agreement, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Following the Offering, MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.

Prior to the Offering, our sources of liquidity included cash generated from operations and funding from MPC. We had an agreement with MPCIF which allowed us, on a daily basis, to send our excess cash to MPCIF as an advance or request cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party. We terminated the agreement with MPCIF effective September 28, 2012 in connection with the Offering.

Our revolving credit agreement (“Credit Agreement”) contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At September 30, 2013, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as other covenants contained in the Credit Agreement. There were no borrowings or letters of credit outstanding under the Credit Agreement at September 30, 2013.

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

Our capital expenditures for the nine months ended September 30, 2013 and 2012 are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2013	2012
		Predecessor
Maintenance	$15.3	$14.8
Expansion	70.7	106.0	(1)
Total capital expenditures	86.0	120.8
Less: Increase in capital accruals	1.6	9.0
Asset retirement expenditures	3.4	2.6
Additions to property, plant and equipment	$81.0	$109.2

(1)	Includes 100.0 percent of the joint interest assets capital expenditures.

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

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. On October 22, 2013, we announced the board of directors of our general partner had declared a distribution of $0.2975 per unit that will be paid on November 14, 2013 to unitholders of record on November 4, 2013. This represents an increase of $0.0125 per unit, or 4.4 percent, above the second quarter 2013 distribution of $0.2850 per unit. This increase in the distribution is consistent with our intent to maintain an annual distribution growth rate of 15 to 20 percent for at least the next several years. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

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

Contractual Cash Obligations

As of September 30, 2013, our contractual cash obligations included revolving credit commitment fees, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the nine months ended September 30, 2013, expense project contracts increased $23.6 million due to the timing of project work during 2013. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, material and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project overruns, disruptions or interruptions of our pipeline operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

TRANSACTIONS WITH RELATED PARTIES

Following completion of the Offering on October 31, 2012, MPC held a 2.0 percent general partner interest and a 71.6 percent limited partner interest in MPLX LP. See – Initial Public Offering and Item 1. Financial Statements – Note 1 for further discussion of the Offering.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 82.3 percent of our total revenues and other income for both the nine months ended September 30, 2013 and 2012. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 41.9 percent and 25.0 percent of our total costs and expenses for the first nine months of 2013 and 2012, respectively. Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. We believe that transactions with related parties, other than certain transactions with MPC for periods prior to the Offering, related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Financial Statements – Note 3.

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

As of September 30, 2013, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2012 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2013, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2012 was filed.

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

Debt that we incur under our Credit Agreement will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There have been no borrowings or letters of credit outstanding under our Credit Agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this report.

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

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS+	XBRL Instance Document						X
101.SCH+	XBRL Taxonomy Extension Schema.						X
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 7, 2013	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller