Form 10-K
period 2013-12-31
MPLX LP
filed 2014-02-28
CIK 1552000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Yes   ☒    No  ☐
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No   ☒
The aggregate market value of Common Units held by non-affiliates as of June 28, 2013 was approximately $715.9 million. Common Units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 36,956,712 common units, 36,951,515 subordinated units and 1,508,331 general partner units outstanding at February 14, 2014.
DOCUMENTS INCORPORATED BY REFERENCE:
None

MPLX LP
Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of December 31, 2013 MPLX LP owned a 56.0 percent general partner interest. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC ("MPL") and Ohio River Pipe Line LLC ("ORPL"). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.”

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.
Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•
future levels of revenues and other income, income from operations, net income attributable to MPLX LP, earnings per unit, Adjusted EBITDA or Distributable Cash Flow (please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations – Adjusted EBITDA and Distributable Cash Flow for the definitions of Adjusted EBITDA and Distributable Cash Flow);

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

•	actions taken by our competitors and the expansion and retirement of pipeline capacity in response to market conditions;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	the ability to successfully implement new assets and growth strategies, whether through organic growth or acquisitions;

•	accidents or other unscheduled shutdowns affecting our pipelines or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters;

•	disruptions due to equipment interruption or failure;

•	acts of war, terrorism or civil unrest that could impair our ability to transport crude oil or refined products;

•	legislative or regulatory action, which may adversely affect our business or operations;

•	rulings, judgments or settlements in litigation or other legal, tax or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	labor and material shortages;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	changes in the availability of unsecured credit and changes affecting the credit markets generally; and

•	the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business
We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. At December 31, 2013, our assets primarily consisted of a 56.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. MPC has retained a 44.0 percent interest in our network of pipeline systems, barge dock and tank farms. We also own a 100 percent interest in a butane cavern in Neal, West Virginia with approximately 1.0 million barrels of storage capacity. Our assets are integral to the success of MPC’s operations.
We generate revenue primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge dock and fees for storing crude oil and products at our storage facilities. We are also the operator of additional crude oil and product pipelines owned by MPC and third parties for which we are paid operating fees. We do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities. However, we could be required to purchase crude oil volumes in the open market to make up negative imbalances. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for information on imbalances.
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
MPC has stated that it intends for us to be the primary growth vehicle for its midstream business. MPC owns a substantial portfolio of other midstream assets including a 44.0 percent interest in Pipe Line Holdings, which owns our network of pipeline systems, our barge dock and our tank farms. MPC also owns a significant interest in us through its ownership of our general partner, a 71.6 percent limited partner interest in us and all of our incentive distribution rights. Given MPC’s significant ownership interest in us and its stated intent to use us to grow its midstream business, we believe MPC will continue to offer us the opportunity to purchase additional midstream assets that it owns, including additional interests in Pipe Line Holdings. We also may pursue acquisitions cooperatively with MPC. MPC is under no obligation, however, to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to buy any such additional assets or pursue any such cooperative acquisitions. We also intend to grow our business by constructing new assets, increasing the utilization of, and revenue generated by, our existing assets and acquiring assets from third parties.
On February 27, 2014, we entered into an agreement to acquire an additional 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, effective March 1, 2014. Subsequent to this transaction, our ownership in Pipe Line Holdings will be 69.0 percent. We intend to finance this transaction with $40.0 million of cash on hand and by borrowing $270.0 million on our revolving credit agreement.
Our operations consist of one reportable segment and are all conducted in the United States. All of our assets are located in the United States. See Item 8. Financial Statements and Supplementary Data for financial information on our operations and assets, which is incorporated herein by reference.

ORGANIZATIONAL STRUCTURE
The following diagram depicts our organizational structure and MPC’s ownership interests in us as of February 14, 2014.

Marathon Petroleum Corporation
(NYSE MPC)
and Affiliates
17,056,515 Common Units
36,951,515 Subordinated Units
100.0% ownership interest
MPLX GP LLC
(our General Partner)
1,508,331 General Partner Units
Incentive Distribution Rights
Public Unitholders
19,900,197 Common Units
2.0% general partner interest
71.6% limited partner interest
26.4% limited partner interest
MPLX LP
(NYSE: MPLX)
(the Partnership)
100.0% ownership interest
44.0% limited partner interest
MPLX Operations LLC
56.0% general partner interest
100.0% ownership interest
MPLX Pipe Line Holdings LP
MPLX Terminal and Storage LLC
(Neal butane cavern)
100.0% ownership interest
100.0% ownership interest
Marathon Pipe Line LLC
Ohio River Pipe Line LLC

BUSINESS STRATEGIES
Our primary business objectives are to generate stable cash flows and increase our quarterly cash distribution per unit over an extended period of time. We intend to accomplish these objectives by executing the following strategies:
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
Grow through Acquisitions. We plan to pursue acquisitions of complementary assets from MPC as well as third parties. We believe MPC will offer us the opportunity to purchase additional midstream assets that it owns, including its additional interest in Pipe Line Holdings. We also may pursue acquisitions cooperatively with MPC. Our third-party acquisition strategy may include midstream assets both within our existing geographic footprint and in new areas.
Sustain Long-Term Growth. Our goal is to maintain an attractive distribution growth profile over the long term. During 2013, we increased our distributions every quarter and for the full year our distributions increased 19 percent. We believe our ability to sustain an attractive distribution growth profile is supported by MPC's significant number and variety of midstream assets, which we may potentially acquire, and the organic growth opportunities we plan to pursue.
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
COMPETITIVE STRENGTHS
We believe we are well positioned to execute our business strategies based on the following competitive strengths:
Multiple Growth Opportunities. We have organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that will augment expected revenue growth from annual tariff increases under Federal Energy Regulatory Commission ("FERC") indexing methodology and market-based rates and increased throughput volumes on our pipelines. We also plan to pursue acquisitions of complementary assets from or cooperatively with MPC. We believe MPC will continue to offer us the opportunity to purchase additional midstream assets that it owns, including additional interests in Pipe Line Holdings.
Strategic Relationship with MPC. We have a strategic relationship with MPC, which we believe to be the fourth-largest petroleum products refiner in the United States and the largest petroleum products refiner in the Midwest region of the United States based on crude oil refining capacity. MPC is well-capitalized, with an investment grade credit rating, and owns our general partner, a 71.6 percent limited partner interest in us and all of our incentive distribution rights. MPC also owns other substantial midstream assets that are broadly estimated to generate annual earnings before interest, tax, depreciation and amortization of $800 million. In addition, MPC is pursuing a number of projects that will likely increase the amount of midstream assets it will own and the related earnings and cash flow. For example, MPC recently announced the agreement with Enbridge Energy Partners, L.P. ("Enbridge") to serve as an anchor shipper on the Sandpiper pipeline, which will run from Beaver Lodge, North Dakota to Superior, Wisconsin. MPC also recently announced an agreement with Enbridge Inc. to serve as the anchor shipper on the proposed Southern Access Extension pipeline. We believe that our relationship with MPC will provide us with significant growth opportunities, as well as a stable base of cash flows.
Stable and Predictable Cash Flows. Our assets primarily consist of common carrier pipeline systems that generate stable revenue from FERC-based tariffs. We generate the substantial majority of our revenue under long-term, fee-based transportation and storage services agreements with MPC that include minimum volume commitments. We believe these agreements enhance cash flow stability and predictability. We also expect that, based on MPC’s historical shipping patterns, MPC will ship volumes on the majority of our pipelines in excess of its minimum volume commitments. For those pipeline systems where MPC does not ship the minimum quarterly volume commitments, we will receive quarterly deficiency payments that support our cash flows.

Strategically Located Assets. Our assets are primarily located in the Midwest and Gulf Coast regions of the United States, which collectively comprised approximately 72 percent of total U.S. crude distillation capacity and approximately 48 percent of total U.S. finished products demand for the year ended December 31, 2012, according to the U.S. Energy Information Administration (“EIA”). MPC owns and operates seven refineries in the Midwest and Gulf Coast regions of the United States, which have an aggregate crude oil refining capacity of approximately 1.7 million barrels per calendar day. Our assets are integral to the success of MPC’s operations. Our assets are located near several emerging shale plays including the Marcellus, Utica, New Albany, Antrim and Illinois Basin in Pennsylvania, Ohio, Indiana, Michigan and Illinois, respectively. MPC is currently transporting crude oil and condensate from the Utica shale play and is actively evaluating similar growth opportunities in other emerging shale plays.
High-Quality, Well-Maintained Asset Base. We continually invest in the maintenance and integrity of our assets and have developed various programs to help us efficiently monitor and maintain them. For example, we utilize MPC’s patented integrity management program that employs state-of-the-art mechanical integrity inspection and repair programs to enhance the safety of our pipelines.
Financial Flexibility. We have an undrawn revolving credit facility of $500.0 million. As of December 31, 2013, we also had $54.1 million of cash available to fund future expansion capital expenditures related to our assets. We believe that we will have the financial flexibility to execute our growth strategy through our cash reserves, borrowing capacity under our revolving credit facility and access to the debt and equity capital markets.
Experienced Management Team. Our management team has substantial experience in the management and operation of pipelines, barge docks, storage facilities and other midstream assets. Our management team also has expertise in acquiring and integrating assets as well as executing growth strategies in the midstream sector.

OUR ASSETS AND OPERATIONS
As of December 31, 2013, our primary assets consisted of:

•	a 56.0 percent general partner interest in Pipe Line Holdings, an entity that owns a 100 percent interest in MPL and ORPL, which in turn collectively own:

•
a network of pipeline systems that includes approximately 1,004 miles of common carrier crude oil pipelines and approximately 1,902 miles of common carrier product pipelines extending across nine states. This network includes approximately 230 miles of common carrier crude oil and product pipelines that we operate under long-term leases with third parties;

•	a barge dock located on the Mississippi River near Wood River, Illinois with 84 thousand barrels per day (“mbpd”) of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100 percent interest in a butane cavern located in Neal, West Virginia with approximately 1.0 million barrels of storage capacity that serves MPC’s Catlettsburg, Kentucky refinery.

As the sole general partner of Pipe Line Holdings, we control all aspects of the management of Pipe Line Holdings, including its cash distribution policy. The remaining limited partnership interest in Pipe Line Holdings is retained by MPC.

Detroit
Chicago
Findlay
Lima
Canton
Midland
Lebanon
Columbus
Indianapolis
Dayton
Martinsville
Robinson
Wood River
St. Louis
Patoka
Catlettsburg
Mt. Vernon
Louisville
Lexington
Zachary
Galveston Bay
Pasadena
Garyville
Texas City
MPLX ASSETS
Headquarters
Product Pipelines
Crude Oil Pipelines
Barge Dock
Butane Cavern
Tank Farm
MPC Refineries
MPLX
ENERGYLOGISTICS

Crude Oil Pipeline Systems

The following table sets forth certain information regarding our crude oil pipeline systems, each of which has an associated transportation services agreement with MPC (other than the inactive pipelines):
Crude Oil Pipeline Systems

System name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC refineries
Patoka to Lima crude system
Patoka, IL to Lima, OH	20”/22”	302	249	Detroit, MI; Canton, OH
Catlettsburg and Robinson crude system
Patoka, IL to Robinson, IL	20”	78	225	Robinson, IL
Patoka, IL to Catlettsburg, KY	24”/20”	406	270	Catlettsburg, KY
Subtotal		484	495
Detroit crude system
Samaria, MI to Detroit, MI	16”	44	140	Detroit, MI
Romulus, MI to Detroit, MI(2)	16”	17	180	Detroit, MI
Subtotal		61	320
Wood River to Patoka crude system
Wood River, IL to Patoka, IL	22”	57	215	All Midwest refineries
Roxanna, IL to Patoka, IL(3)	12”	58	99	All Midwest refineries
Subtotal		115	314
Inactive pipelines		42	n/a
Total crude oil pipelines		1,004	1,378

(1)
Capacity shown is 100 percent of the capacity of these pipeline systems and based on physical barrels. At December 31, 2013, we owned a 56.0 percent indirect interest in these pipeline systems through Pipe Line Holdings.

(2)	Includes approximately 16 miles of pipeline leased from a third party.

(3)	This pipeline is leased from a third party.
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
The following are descriptions of each of our crude oil pipeline systems and related assets:
Patoka to Lima crude system. Our Patoka to Lima crude system is comprised of approximately 76 miles of 20-inch pipeline extending from Patoka, Illinois to Martinsville, Illinois, and approximately 226 miles of 22-inch pipeline extending from Martinsville to Lima, Ohio. This system also includes associated breakout tankage. Crude oil delivered on this system to MPC’s tank farm in Lima can then be shipped to MPC’s Canton, Ohio refinery through MPC’s Lima to Canton pipeline, to MPC’s Detroit refinery through MPC’s undivided joint interest portion of the Maumee pipeline, and our Samaria to Detroit pipeline, or to other third-party refineries in Lima and Toledo, Ohio. This pipeline system has a capacity of 249 mbpd.

Catlettsburg and Robinson crude system. Our Catlettsburg and Robinson crude system is comprised of the following pipelines:

•
Patoka to Robinson. Our Patoka to Robinson pipeline consists of approximately 78 miles of 20-inch pipeline that delivers crude oil from Patoka, Illinois to MPC’s Robinson, Illinois refinery. This pipeline has a capacity of 225 mbpd.

•
Patoka to Catlettsburg. Our Patoka to Catlettsburg pipeline consists of approximately 140 miles of 20-inch pipeline extending from Patoka, Illinois to Owensboro, Kentucky, and approximately 266 miles of 24-inch pipeline extending from Owensboro to MPC’s Catlettsburg refinery. Crude oil can enter this pipeline at Patoka, and into the Owensboro to Catlettsburg portion of the pipelines at Lebanon Junction, Kentucky, from the third-party Mid-Valley pipeline system. This pipeline has a capacity of 270 mbpd.

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

•
Romulus to Detroit. Our Romulus to Detroit pipeline consists of approximately 17 miles of 16-inch pipeline extending from Romulus, Michigan to MPC’s Detroit refinery. We lease an existing 16-mile portion of this pipeline from a third party under a long-term lease that expires in 2019 and may be renewed for up to four additional five-year terms at our option. We constructed the remaining approximately one mile of this pipeline. This pipeline has a capacity of 180 mbpd and delivers crude oil received from pipeline systems operated by third parties at Romulus to MPC’s Detroit refinery.

Wood River to Patoka crude system. Our Wood River to Patoka crude system is comprised of the following pipelines:

•
Wood River to Patoka. Our Wood River to Patoka pipeline consists of approximately 57 miles of 22-inch pipeline that delivers crude oil received in Wood River, Illinois from the third-party Platte and Ozark pipeline systems to Patoka, Illinois. This pipeline has a capacity of 215 mbpd.

•
Roxanna to Patoka. Our Roxanna to Patoka pipeline consists of approximately 58 miles of 12-inch pipeline that transports crude oil received in Roxanna, Illinois from the Ozark pipeline system to our tank farm in Patoka, Illinois. We lease this pipeline from a third party under a long-term lease that expires in 2020. This pipeline has a capacity of 99 mbpd.

Product Pipeline Systems
The following table sets forth certain information regarding our product pipeline systems, each of which has an associated transportation services agreement with MPC (other than our Louisville Airport products system, which currently transports only third-party volumes, and the inactive pipelines):

Product Pipeline Systems

System name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC refineries
Garyville products system
Garyville, LA to Zachary, LA	20”	70	389	Garyville, LA
Zachary, LA to connecting pipelines(2)	36”	2	—	Garyville, LA
Subtotal		72	389
Texas City products system
Texas City, TX to Pasadena, TX	16”	39	215	Texas City, TX; Galveston Bay, TX
Pasadena, TX to connecting pipelines(2)	36”/30”	3	—	Texas City, TX; Galveston Bay, TX
Subtotal		42	215
ORPL products system
Kenova, WV to Columbus, OH	14”	150	68	Catlettsburg, KY
Canton, OH to East Sparta, OH(3,4)	6”	17	73	Canton, OH
East Sparta, OH to Heath, OH(4)	8”	81	29	Canton, OH
East Sparta, OH to Midland, PA(4)	8”	62	29	Canton, OH
Heath, OH to Dayton, OH	6”	108	24	Catlettsburg, KY; Canton, OH
Heath, OH to Findlay, OH	10”/8”	100	18	Catlettsburg, KY; Canton, OH
Subtotal		518	241
Robinson products system
Robinson, IL to Lima, OH	10”	250	51	Robinson, IL
Robinson, IL to Louisville, KY	16”	129	92	Robinson, IL
Robinson, IL to Mt. Vernon, IN(5)	10”	79	43	Robinson, IL
Wood River, IL to Clermont, IN	10”	319	48	Robinson, IL
Dieterich, IL to Martinsville, IL	10”	40	59	Robinson, IL
Wabash Pipeline System:
West leg—Wood River, IL to Champaign, IL	12”	130	71	Robinson, IL
East leg—Robinson, IL to Champaign, IL	12”	86	99	Robinson, IL
Champaign, IL to Hammond, IN	16”/12”	140	85	Robinson, IL
Subtotal		1,173	548
Louisville Airport products system
Louisville, KY to Louisville International Airport	8”/6”	14	29	Robinson, IL
Inactive pipelines(6)		83	n/a
Total product pipelines		1,902	1,422

(1)	Capacity shown is 100 percent of the capacity of these pipeline systems. At December 31, 2013, we owned a 56.0 percent indirect interest in these pipeline systems through Pipe Line Holdings.

(2)	Capacity not shown, as the pipeline is designed to meet outgoing capacity for connecting third-party pipelines.

(3)	Consists of two separate approximately 8.5-mile pipelines.

(4)	This pipeline is bi-directional.

(5)	This pipeline is leased from a third party.

(6)	Includes 77 miles of pipeline leased from a third party.
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
Texas City products system. Our Texas City products system is comprised of approximately 39 miles of 16-inch pipeline that delivers refined products from refineries owned by MPC and third parties in Texas City, Texas to MPC’s Pasadena tank farm and third-party terminals in Pasadena, Texas. The system also includes approximately three miles of 30- and 36-inch pipeline that delivers refined products from MPC’s Pasadena tank farm to the third-party Enterprise, Colonial and Centennial pipeline systems. This pipeline system has a capacity of 215 mbpd.
The following are descriptions of our Midwest product pipeline systems:
ORPL products system. Our ORPL products system is comprised of the following pipelines:

•
Kenova to Columbus. Our Kenova to Columbus pipeline consists of approximately 150 miles of 14-inch pipeline that delivers refined products from MPC’s Catlettsburg refinery (through a MPC terminal in Kenova, West Virginia) to MPC’s Columbus, Ohio area terminals. In Columbus, products can be further distributed to Dayton and Heath, Ohio. This pipeline has a capacity of 68 mbpd.

•
Canton to East Sparta. Our Canton to East Sparta pipeline consists of two parallel pipelines that connect MPC’s Canton refinery with our East Sparta, Ohio breakout tankage and station. The first pipeline consists of approximately 8.5 miles of six-inch pipeline that delivers products (distillates) from Canton to East Sparta. The second pipeline consists of approximately 8.5 miles of six-inch bi-directional pipeline that can deliver products (gasoline) from Canton to East Sparta or light petroleum-based feedstocks from East Sparta to Canton. The first pipeline has a capacity of 31 mbpd. The second pipeline has a capacity of 42 mbpd.

•
East Sparta to Heath. Our East Sparta to Heath pipeline consists of approximately 81 miles of eight-inch pipeline that delivers products from our East Sparta, Ohio breakout tankage and station to MPC’s terminal in Heath, Ohio, which has a marketing load rack and is able to connect to certain of our other pipelines to deliver products to destinations in Findlay and Columbus, Ohio. This pipeline is bi-directional giving it the capability to also move product from Heath to East Sparta. This pipeline has a capacity of 29 mbpd.

•
East Sparta to Midland. Our East Sparta to Midland pipeline consists of approximately 62 miles of eight-inch bi-directional pipeline that can deliver products and light petroleum-based feedstocks between our breakout tankage and station in East Sparta, Ohio and MPC’s terminal in Midland, Pennsylvania. MPC’s Midland terminal has a marketing load rack and is able to connect to other Pittsburgh, Pennsylvania-area terminals through a pipeline owned by a third party and a river loading/unloading dock for products and petroleum feedstocks. This pipeline can also transport products to MPC’s terminals in Steubenville and Youngstown, Ohio through a connection at West Point, Ohio with a pipeline owned by MPC. This pipeline has a capacity of 29 mbpd.

•
Heath to Dayton. Our Heath to Dayton pipeline consists of approximately 108 miles of six-inch pipeline that delivers products from MPC’s terminals in Heath and Columbus, Ohio to terminals owned by third parties in Dayton, Ohio. This pipeline is bi-directional between Heath and Columbus for product deliveries. The pipeline extending from Columbus to Dayton was reactivated in December 2011. This pipeline has a capacity of 24 mbpd.

•
Heath to Findlay. Our Heath to Findlay pipeline consists of approximately 100 miles of eight- and 10-inch pipeline that delivers products from MPC’s terminal in Heath, Ohio to MPC’s tankage in Findlay, Ohio. From Findlay, products can be further distributed to various Ohio, Michigan, and Indiana destinations through connections with a pipeline owned by third-party pipeline systems. This pipeline has a capacity of 18 mbpd.

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

•
Robinson to Louisville. Our Robinson to Louisville pipeline consists of approximately 129 miles of 16-inch pipeline that delivers products from MPC’s Robinson, Illinois refinery to two MPC and multiple third-party terminals in Louisville, Kentucky. At Louisville, MPC is able to further distribute these products to its river-sourced terminals through barge loading facilities at its Louisville terminal dock and its marine transportation assets. In addition, these products can supply MPC and third-party terminals in Lexington, Kentucky through the Louisville to Lexington pipeline system owned by MPC and a third party. The Robinson to Louisville pipeline has a capacity of 92 mbpd.

•
Robinson to Mt. Vernon. Our Robinson to Mt. Vernon pipeline consists of approximately 79 miles of 10-inch pipeline that delivers products from MPC’s Robinson refinery to a MPC terminal located on the Ohio River in Mt. Vernon, Indiana. MPC is able to further distribute these products to its river-sourced terminals through dock loading facilities at its Mt. Vernon terminal and its marine transportation assets. We lease this pipeline from a third party under a long-term lease that expires in 2020. The pipeline has a capacity of 43 mbpd.

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

•
Dieterich to Martinsville. Our Dieterich to Martinsville pipeline consists of approximately 40 miles of 10-inch pipeline that delivers products from the operational termination point of Centennial Pipeline to Martinsville, Illinois. From Martinsville, these products (including refinery feedstocks) can be further distributed to MPC’s Robinson refinery or to other destinations through our other pipeline systems. This pipeline has a capacity of 59 mbpd.

•
Wabash Pipeline System. Our Wabash Pipeline System consists of three interconnected pipelines: approximately 130 miles of 12-inch pipeline extending from Wood River, Illinois to Champaign, Illinois (the “West leg”); approximately 86 miles of 12-inch pipeline extending from MPC’s Robinson refinery to Champaign (the “East leg”); and approximately 140 miles of 12- and 16-inch pipeline extending from the junction with the East and West legs in Champaign to MPC’s terminals in Griffith and Hammond, Indiana. This pipeline system delivers products to MPC’s tanks at Martinsville, Champaign, Griffith and Hammond. This pipeline system also delivers products to tanks owned by a third party at Ashkum, Illinois. The Wabash Pipeline System connects to other pipeline systems and terminals in the Chicago area through a portion of the system located beyond MPC’s Griffith terminal. Overall, the pipeline system is capable of receiving products from or delivering products to five separate third-party pipeline systems. The West leg has a capacity of 71 mbpd, the East leg has a capacity of 99 mbpd and the remaining pipeline segment has a capacity of 85 mbpd.

Louisville Airport products system. Our Louisville airport products system consists of approximately 14 miles of eight- and six-inch pipeline that delivers jet fuel from MPC’s Louisville, Kentucky refined product terminals to customers at the Louisville International Airport. This pipeline system currently transports only third-party volumes. This pipeline system has a capacity of 29 mbpd.

Other Midstream Assets

The following table sets forth certain information regarding our other midstream assets, each of which currently has an associated transportation services agreement or storage services agreement with MPC:

Other Midstream Assets

Asset name	Capacity(1)	Associated MPC refineries
Wood River Barge Dock	84 mbpd	Garyville, LA
Neal Butane Cavern	1,000 mbbls	Catlettsburg, KY
Patoka Tank Farm	1,386 mbbls	All Midwest refineries
Wood River Tank Farm	419 mbbls	All Midwest refineries
Martinsville Tank Farm	738 mbbls	Detroit, MI; Canton, OH
Lebanon Tank Farm	750 mbbls	Detroit, MI; Canton, OH

(1)
All capacity shown is for 100 percent of the available storage capacity of our butane cavern and tank farms in thousands of barrels (“mbbls”) and 100 percent of the barge dock’s average capacity. At December 31, 2013, we owned a 56.0 percent indirect interest in our tank farms and our barge dock through Pipe Line Holdings. We own a 100 percent interest in our butane cavern.

Wood River Barge Dock
Our barge dock is located on the Mississippi River in Wood River, Illinois and is used both for crude oil barge loading and products barge unloading. The barge dock is connected to our Wood River tank farm by approximately two miles of 14-inch pipeline that transfers crude oil from the tank farm to the dock, and two 10-inch pipelines that are each approximately two miles long and that transfer products and feedstocks from the dock to the tank farm. This dock generates revenue through a FERC tariff that is collected for the transfer and loading/unloading of crude oil and products. While the capacity of our barge dock and related pipelines can vary by product and other operational factors, based on volumes handled at the facility for the year ended December 31, 2013, the capacity of our barge dock and related pipelines was 84 mbpd.
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

Volumes Transported

The following table sets forth the average aggregate daily number of barrels of crude oil transported on our pipeline systems and at our barge dock for MPC and for third parties, in physical barrels, for each of the last three years:

Crude Oil Volumes Transported

	2013	2012	2011
Crude oil transported for (mbpd)(1):
MPC	841	827	811
Third parties	222	202	182
Total	1,063	1,029	993
% MPC	79%	80%	82%

(1)
Volumes shown are 100 percent of the volumes transported on the pipeline systems and barge dock. At December 31, 2013, we owned a 56.0 percent indirect interest in our pipeline systems and our barge dock through Pipe Line Holdings. Volumes shown for all periods exclude volumes transported on two undivided joint interest crude oil pipeline systems not contributed to MPLX LP at the Offering.

The following table sets forth the average aggregate daily number of barrels of products transported on our pipeline systems for MPC and third parties for each of the last three years:

Product Volumes Transported

	2013	2012	2011
Products transported for (mbpd)(1):
MPC (2)	876	909	971
Third parties	35	71	60
Total	911	980	1,031
% MPC (2)	96%	93%	94%

(1)	Volumes shown are 100 percent of the volumes transported on the pipeline systems. At December 31, 2013, we owned a 56.0 percent indirect interest in the pipeline systems through Pipe Line Holdings.

(2)
Includes volumes shipped by MPC on various pipelines under joint tariffs with third parties. For accounting purposes, revenue attributable to these volumes is classified as third-party revenue because we receive payment from those third parties with respect to volumes shipped under the joint tariffs; however, the volumes associated with this revenue are applied towards MPC’s minimum quarterly volume commitments on the applicable pipelines because MPC is the shipper of record.

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

The following table sets forth additional information regarding our transportation and storage services agreements:
Transportation and Storage Services Agreements

Agreement	Initial term (years)	Weighted average tariff/storage fee ($ per bbl)(1)	MPC minimum commitment(2)
Transportation Services (mbpd)
Crude Systems
Patoka to Lima crude system(3)	10	$0.53	40
Catlettsburg and Robinson crude system	10	0.72	380
Detroit crude system	10	0.24	155
Wood River to Patoka crude system(3)	5	0.23	130
Wood River Barge Dock(3)(4)	5	1.33	40
Total			745
Products Systems
Garyville products system	10
Garyville to Zachary(5)		$0.55	300
Zachary to connecting pipelines		0.05	80
Texas City products system	10
Texas City to Pasadena(5)		0.27	81
Pasadena to connecting pipelines		0.07	61
ORPL products system	10	1.21	129
Robinson products system(5)	10	0.68	209
Total			860
Storage Services (mbbls)
Neal Butane Cavern	10	$1.25	1,000
Patoka Tank Farm	3	0.48	1,386
Wood River Tank Farm	3	0.48	419
Martinsville Tank Farm	3	0.48	738
Lebanon Tank Farm	3	0.48	750
Total			4,293

(1)
Based on actual volumes transported or stored for 2013 and applicable tariffs or fees during the period, including general tariff increases on the majority of our pipeline systems in July 2013. Weighted average tariffs shown for transportation services agreements are presented on a per-barrel of throughput basis. Storage fees for our butane cavern and tank farms are shown per barrel of capacity per month.

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
Under our transportation services agreements, if we agree to make any capital expenditures at MPC’s request, MPC will reimburse us for, or we will have the right in certain circumstances to file for an increased tariff rate to recover, the actual cost of such capital expenditures. In addition, if new laws or regulations that affect the services that we provide to MPC under these agreements are enacted or promulgated that require us to make substantial and unanticipated capital expenditures, MPC will reimburse us for, or we will have the right to file for an increased tariff rate to cover, MPC’s proportionate share of the costs of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and MPC will negotiate in good faith to agree on the level of the increased tariff rate which shall be sufficient to allow us to recover the costs of the substantial and unanticipated capital expenditures consistent with FERC ratemaking methodology. MPC will also reimburse us for, or we will also have the right to file for an increased tariff rate to recover, the amounts of any taxes (other than income taxes, gross receipt taxes, ad valorem taxes, property taxes and similar taxes) that we incur on MPC’s behalf for the services we provide to MPC under these agreements to the extent permitted by law.
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

Under our storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC has agreed to pay us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. If the available capacity of our storage assets is reduced as a result of testing, repair or maintenance activities, a force majeure event or in order to comply with applicable law, rule or regulation, then MPC is entitled to a proportionate reduction in the amounts payable by MPC under the applicable agreement. We may adjust the per-barrel fees in our storage services agreements based on changes in the Producer Price Index for Finished Goods (“PPI”) in early 2014.
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

MPC is obligated to transport each quarter an average of at least 380 mbpd of light equivalent crude oil from origin points at Patoka, Owensboro or other connections on this pipeline system to MPC’s Robinson or Catlettsburg refineries. Under this agreement, we may file with the FERC to adjust our tariff rates annually at a rate equal to the percentage change in any inflationary index promulgated by the FERC, in accordance with the FERC’s indexing methodology. If the FERC terminates its indexing methodology and does not adopt a new methodology, the parties will negotiate in good faith any adjustment to the existing tariff rates. MPC historically has shipped volumes of crude oil on this pipeline system in excess of its minimum quarterly throughput commitment, and we expect those excess shipments to continue.

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

•
Neal Butane Cavern. Under our Neal butane cavern services agreement, MPC paid us a $1.25 per-barrel fee per month in 2013 for storing butane at our Neal, West Virginia butane cavern. MPC’s fees under this agreement are for the use of the available storage capacity of our Neal butane cavern of approximately 1.0 million barrels for butane regardless of whether MPC fully utilizes all of its contracted capacity. We may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2014.

•
Patoka Tank Farm. Under our Patoka tank farm storage services agreement, MPC paid us a $0.48 per-barrel fee per month in 2013 for storing crude oil at our Patoka, Illinois tank farm. MPC’s fees under this agreement are for the use of the available shell capacity of our Patoka tank farm (1,386 mbbls for crude oil) regardless of whether MPC fully utilizes all of its contracted capacity. We may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2014.

•
Wood River Tank Farm. Under our Wood River tank farm storage services agreement, MPC paid us a $0.48 per-barrel fee per month in 2013 for storing crude oil and products at our Wood River, Illinois tank farm. MPC’s fees under this agreement are for the use of the available shell capacity of our Wood River tank farm (219 mbbls for crude oil and 200 mbbls for products) regardless of whether MPC fully utilizes all of its contracted capacity. We may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2014.

•
Martinsville Tank Farm. Under our Martinsville tank farm storage services agreement, MPC paid us a $0.48 per-barrel fee per month in 2013 for storing crude oil and products at our Martinsville, Illinois tank farm. MPC’s fees under this agreement are for the use of the available shell capacity of our Martinsville tank farm (110 mbbls for crude oil and 628 mbbls for products) regardless of whether MPC fully utilizes all of its contracted capacity. We may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2014.

•
Lebanon Tank Farm. Under our Lebanon tank farm storage services agreement, MPC paid us a $0.48 per-barrel fee per month in 2013 for storing crude oil. MPC’s fees under this agreement are for the use of the available shell capacity of our Lebanon tank farm (750 mbbls for crude oil) regardless of whether MPC fully utilizes all of its contracted capacity. We may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2014.

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
At the closing of the Offering, MPL amended and restated its existing operating agreement with Marathon Petroleum Company LP, a wholly-owned subsidiary of MPC, to, among other things, update certain reimbursement, budget, tax and termination provisions. Under this amended and restated operating agreement, MPL receives an annual fee for operating certain Marathon Petroleum Company LP pipeline systems. This fee is currently $11.5 million and will be adjusted annually for inflation. Marathon Petroleum Company LP has agreed to indemnify MPL against any and all damages arising out of the operation of Marathon Petroleum Company LP’s pipeline systems unless such occurrence is due to the gross negligence or willful misconduct of MPL. MPL has agreed to indemnify Marathon Petroleum Company LP against any and all damages arising out of MPL’s gross negligence or willful misconduct in the operation of the pipeline systems. The initial term of this agreement was for one year and automatically renews from year-to-year unless terminated by either party at least six months prior to the end of the term.
Our existing operating services agreements include an operating agreement with Red Butte Pipe Line Company, which is owned by Marathon Oil. Under this agreement, MPL receives an annual $3.3 million operating fee for operating certain pipelines in Wyoming and Montana. The term of this agreement has been extended from December 2013 through December 2018.
Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line Company LLC (“Blanchard Pipe Line”), a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard Pipe Line that it acquired in conjunction with MPC’s acquisition of the Galveston Bay refinery. Under the agreement we receive an annual fee of initially $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The term of this agreement is through December 31, 2014, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.
Effective October 1, 2013, MPL entered into an operating and maintenance agreement with the owners of the Capline pipeline system. The Capline system is a 635 mile, 40-inch crude oil pipeline running from St. James, Louisiana to Patoka, Illinois. MPC owns a 32.6 percent undivided joint interest in the Capline system. Under the agreement we receive an annual fee of $3.5 million, subject to adjustment for inflation, and in addition are reimbursed for specific costs associated with operating the pipeline system. The initial term of this agreement is until August 31, 2018, and it is automatically extended for successive five year terms thereafter unless terminated by either party at least ten months prior to the end of the term.
Management Services Agreements
Effective September 1, 2012, we entered into a management services agreement with Hardin Street Holdings LLC, a subsidiary of MPC, under which MPL provides certain management services to MPC with respect to certain of MPC’s retained assets owned by Hardin Street Holdings LLC. We receive a fixed monthly fee under the agreement for providing the required management services. The aggregate monthly fees are approximately $0.5 million per year and are indexed for inflation and subject to adjustments for changes in the scope of management services provided.

Effective October 10, 2012, we entered into a second management services agreement with MPL Louisiana Holdings LLC, a subsidiary of MPC, under which MPL will continue to provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets owned by MPL Louisiana Holdings LLC. We receive a fixed monthly fee under the agreement for providing the required management services. The aggregate monthly fees are approximately $0.2 million per year and are indexed for inflation and subject to adjustments for changes in the scope of management services provided.
OTHER AGREEMENTS WITH MPC
In connection with the Offering, we entered into the following additional agreements with MPC:

•
Omnibus Agreement. As of October 31, 2012, we entered into an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement of MPC for the provision of certain general and administrative services to us, as well as MPC’s indemnification of us for certain matters, including certain pre-closing environmental, title and tax matters. In addition, we will indemnify MPC for certain post-closing matters under this agreement.

•
Employee Services Agreements. We entered into two employee services agreements with MPC, effective October 1, 2012, under which we agreed to reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms.

OUR RELATIONSHIP WITH MPC
One of our principal strengths is our relationship with MPC, which we believe to be the fourth-largest petroleum products refiner in the United States and the largest petroleum products refiner in the Midwest region of the United States based on crude oil refining capacity. MPC owns and operates seven refineries and associated midstream transportation and logistics assets in Petroleum Administration for Defense District (“PADD”) II and PADD III, which consist of states in the Midwest and Gulf Coast regions of the United States, along with an extensive wholesale and retail refined product marketing operation that serves markets primarily in the Midwest, Gulf Coast and Southeast regions of the United States. MPC markets refined products under the Marathon brand through an extensive network of retail locations owned by independent entrepreneurs, and under the Speedway brand through its wholly-owned subsidiary, Speedway LLC, which operates what we believe to be the nation’s fourth-largest chain of company-owned and operated retail gasoline and convenience stores. In addition, MPC sells refined products in the wholesale markets. MPC had consolidated revenues of approximately $100.2 billion in 2013. Marathon Petroleum Corporation’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “MPC.”
MPC’s operations necessitate large-scale movements of crude oil and feedstocks to and among its refineries, as well as large-scale movements of refined products from its refineries to various markets. To this end, MPC has an extensive, integrated network of midstream assets. As of December 31, 2013, MPC continued to own, lease or have ownership interests in a substantial portfolio of midstream assets, including:

•	a 44.0 percent interest in our network of pipeline systems, barge dock and tank farms through Pipe Line Holdings, of which we will acquire an additional 13.0 percent effective on March 1, 2014;

•	approximately 5,400 miles of additional crude oil and product pipelines;

•	64 owned and operated light product terminals with approximately 21 million barrels of storage capacity and 194 loading lanes;

•	19 owned and operated asphalt terminals with approximately 4 million barrels of storage capacity and 68 loading lanes;

•	one leased and two non-operated, partially-owned light product terminals;

•	one of the largest private inland bulk liquid barge fleets in the United States, consisting of 18 owned or leased inland towboats and 200 owned or leased inland barges.

•	2,165 owned or leased rail cars;

•	59 million barrels of tank storage capacity at its refineries;

•	25 rail and 24 truck loading racks at its refineries; and

•	7 owned and 11 non-owned docks at its refineries.
MPC continues to focus resources on growing this portfolio of assets, including announced investments in the Sandpiper and Southern Access Extension pipeline projects.

MPC retains a significant interest in us through its ownership of our general partner, a 71.6 percent limited partner interest in us and all of our incentive distribution rights. We believe MPC will promote and support the successful execution of our business strategies given its significant ownership in us and its stated intention to use us to grow its midstream business. As a result, we believe MPC will continue to offer us the opportunity to purchase additional assets from it, including additional interests in Pipe Line Holdings. We also may pursue acquisitions cooperatively with MPC. However, MPC is under no obligation to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to buy any such additional assets or pursue any such cooperative acquisitions.
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
INSURANCE
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We are insured under MPC’s corporate property and liability insurance policies and subject to the shared deductibles and limits under those policies. We also maintain our own property, business interruption and pollution liability insurance policies separately from MPC and at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.
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

The DOT has delegated its authority under these statutes to the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), which administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed (Subparts C and D of 49, Code of Federal Regulations (“CFR”) Part 195); pressure testing of new pipelines (Subpart E of 49 CFR Part 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs and managing the operation of pipeline control rooms (Subpart F of 49 CFR Part 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR Part 195); and integrity management requirements for pipelines in HCAs (49 CFR 195.452). In addition, on October 18, 2010, PHMSA issued an advance notice of proposed rulemaking on a range of topics relating to the safety of crude oil and other hazardous liquids pipelines. Among other items, the advance notice of proposed rulemaking requested comment on whether to extend regulation to certain pipelines currently exempt from federal safety regulations; whether to extend integrity management regulations to additional pipelines or to include additional pipelines in high consequence areas; and whether to require emergency flow-restricting devices and revise valve spacing requirements for new or existing pipelines. PHMSA has not yet taken further action on the issues raised in the advance notice of proposed rulemaking. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly-situated competitors.
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
Security
Three of our facilities have been preliminarily classified as subject to the Department of Homeland Security Chemical Facility Anti-Terrorism Standards (“CFATS”). In addition, we have two facilities that are subject to the United States Coast Guard’s Maritime Transportation Security Act (“MTSA”), and a number of other facilities that are subject to the Transportation Security Administration’s Pipeline Security Guidelines and are designated as “Critical Facilities.” The Transportation Security Administration Security Guidelines are subject to change without formal regulatory proposal and review. We have an internal inspection program designed to monitor and ensure compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.

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
Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective in January 2010 to report emissions of greenhouse gases to the U.S. Environmental Protection Agency (“EPA”) beginning in 2011, and state actions to develop statewide or regional programs, which require or could require reductions in our greenhouse gas emissions or those of MPC. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect MPC's refinery operations and may have an indirect effect on our business, financial condition and results of operations. At this time, none of our facilities have triggered permitting requirements for greenhouse gas emissions under the New Source Review/Prevention of Significant Deterioration and/or Title V programs of the Clean Air Act. Legal challenges were filed against these EPA actions. The D.C. Circuit Court of Appeals overruled these challenges. In response, several parties sought further review by the U.S. Supreme Court, which granted the parties’ request and heard oral arguments on the challenges in February 2014, with an expected decision by mid-2014. Additionally, refinery-specific New Source Performance Standards for greenhouse gases may be proposed at some time in the future.
In 2013, the Obama administration developed the “social cost of carbon” (“SCC”). The SCC is an estimate to be used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with changes in emissions of greenhouse gases. The SCC estimate was first issued in 2010. In 2013, the Obama administration significantly increased the estimate to $36 per ton. In response to critiques of how the SCC was developed, the Office of Management and Budget recently announced an opportunity to comment on the SCC. While the impact of a higher SCC in future regulations is not known at this time, it may result in increased costs to our operations.
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

Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Costs for these remedial actions, if any, as well as any related claims are all covered by an indemnity from MPC to the extent occurring or existing before the closing of the Offering. Pursuant to our omnibus agreement, MPC has and will continue to fund all of the costs for our known historical and legacy spills and releases, including all of the expected future costs.
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
Water
Our operations can result in the discharge of pollutants, including crude oil and products. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), Oil Pollution Act of 1990 (“OPA-90”) and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”) plans at many of our facilities. We maintain numerous discharge permits for facilities and vessels as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.
In addition, the transportation and storage of crude oil and products over and adjacent to water involves risk and subjects us to the provisions of OPA-90 and related state requirements. Among other requirements, OPA-90 requires the owner or operator of a tank vessel, a facility or a pipeline to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.
Construction or maintenance of our pipelines, barge dock and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA, the United States Army Corps of Engineers and state water quality agencies. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

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
Hazardous Materials Transportation Requirements
The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and product discharge from onshore crude oil and product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in substantial compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we are in substantial compliance.
EMPLOYEES
We are managed and operated by the board of directors and executive officers of MPLX GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates had approximately 670 full-time employees that provided services to us under our employee services agreements as of December 31, 2013. We believe that our general partner and its affiliates have a satisfactory relationship with those employees. In connection with the Offering, employees of MPL were transferred to Marathon Petroleum Logistics Services LLC, a wholly-owned subsidiary of MPC. Under our omnibus agreement, Marathon Petroleum Logistics Services LLC has agreed to indemnify us for any liabilities incurred by us in connection with the transfer of such employees.
AVAILABLE INFORMATION
General information about MPLX LP and our general partner, MPLX GP LLC, including Governance Principles, Audit Committee Charter, Conflicts Committee Charter and Certificate of Limited Partnership, can be found at http://www.mplx.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available in this same location.
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

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common units. Some of these risks relate principally to our business, the business and operations of MPC and the industry in which we operate, while others relate principally to tax matters, and ownership of our common units and securities markets generally.

Our business, financial condition, results of operations or cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common units could decline.

Risks Relating to Our Business

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

In addition, the actual amount of cash we will have available for distribution will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to MPC in respect of those expenses;

•	the application by MPC of any remaining credit amounts to any volumes shipped on our pipeline systems after the expiration or termination of our transportation services agreements;

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our revolving credit facility and other agreements governing our debt;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

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

If our tariffs are successfully challenged or adversely impacted by regulatory action, we could be required to reduce our tariff rates, which would reduce our revenues and our ability to make distributions to our unitholders.

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

A number of our pipelines provide interstate service that is subject to regulation by the FERC. The FERC prescribes rate methodologies for developing regulated tariff rates for interstate oil and products pipelines. The FERC’s regulated tariff may not allow us to recover all of our costs of providing services. Changes in the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates. Additionally, shippers may protest (and the FERC may investigate) the lawfulness of tariff rates. The FERC can require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively.

Our pipelines are common carriers and, as a consequence, we may be required to provide service to customers with credit and other performance characteristics with whom we would choose not to do business if permitted to do so. Certain of our pipelines provide intrastate service that is subject to regulation by the Illinois Commerce Commission and the Michigan Public Service Commission. These commissions could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers.

In sum, a successful shipper challenge or regulatory action impacting our rates could adversely affect our revenues, results of operations and financial condition.

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

Our operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and products, including:

•	damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, tornados, hurricanes, floods, fires, severe weather, explosions and other natural disasters;

•	maintenance, repairs, mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including MPC’s facilities;

•	curtailments of operations due to severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment; and

•	other hazards.

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

We rely on the performance of information technology systems, the failure of which could have an adverse effect on our business and performance.

We are heavily dependent on information technology systems and network infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our business. These systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. We also face various other cyber-security threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable. To protect against such attempts of unauthorized access or attack, we have implemented infrastructure protection technologies and disaster recovery plans. There can be no guarantee such plans, to the extent they are in place, will be totally effective.

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

Risks Relating to the Business and Operations of MPC

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

For the year ended December 31, 2013, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that were treated as third party revenues for accounting purposes, MPC accounted for approximately 82.6 percent of our revenues and other income. As we expect to continue to derive the substantial majority of our revenues from MPC for the foreseeable future, any event, whether in our areas of operation or elsewhere, that materially and adversely affects MPC’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business decisions and risks of MPC, the most significant of which include the following:

•	the timing and extent of changes in commodity prices and demand for MPC’s products, and the availability and costs of crude oil and other refinery feedstocks;

•	a material decrease in the refining margins at MPC's refineries;

•	the risk of contract cancellation, non-renewal or failure to perform by MPC’s customers, and MPC’s inability to replace such contracts and/or customers;

•	disruptions due to equipment interruption or failure at MPC’s facilities or at third-party facilities on which MPC’s business is dependent;

•
any decision by MPC to temporarily or permanently curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our transportation and storage services agreements;

•	changes to the routing of volumes shipped by MPC on our crude oil and product pipeline systems or the ability of MPC to utilize third-party pipeline connections to access our pipeline systems;

•	MPC’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks, refined products and other hydrocarbon-based products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities;

•	operational hazards and other incidents at MPC’s refineries and other facilities, such as explosions and fires, that result in temporary or permanent shut downs of those refineries and facilities;

•	changes in crude oil and product inventory levels and carrying costs; and

•	disruptions due to hurricanes, tornadoes or other forces of nature.

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

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2013, MPC had long-term indebtedness of approximately $3.4 billion. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. Furthermore, if MPC were to default under certain of its debt obligations, there is a risk that MPC’s creditors would attempt to assert claims against our assets during the litigation of their claims against MPC. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.

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

Risks Relating to Our Industry

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

Transportation of crude oil and products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks (including risks of spills) and could subject us to the provisions of the Oil Pollution Act of 1990 (the “Oil Pollution Act”) and similar state environmental laws should a spill occur from our pipelines. Among other things, the Oil Pollution Act requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a “worst case discharge.” A few of our facilities are required to maintain such facility response plans. To meet this requirement, we and MPC have contracted with various spill response service companies in the areas in which we transport or store crude oil and products. While our plans are designed to mitigate environmental impacts, it may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.

If a release event occurs or is discovered in the future, whether in connection with any of our pipelines or storage facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, we will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification from MPC for certain environmental liabilities under our omnibus agreement. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance. Our failure to comply with these or any other environmental, pipeline integrity or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition or results of operations.

New and evolving environmental laws and regulations on climate change, hydraulic fracturing, fuel efficiency and renewable fuels could adversely affect our financial performance.

Potential additional regulations regarding climate change could affect our operations. Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of review, discussion or implementation in the United States. These measures include EPA programs to control greenhouse gas emissions and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. In addition, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse gas emission controls for those sources. In 2013, the Obama administration also issued a “Climate Action Plan” that reaffirmed the administration’s goal of reducing greenhouse gas emissions 17% below 2005 levels by 2020 and also directed EPA to complete carbon pollution standards for both new and existing power plants. There was no specific mandate for refineries; however, we anticipate EPA will propose broad standards for refineries in 2014. These developments could have an indirect adverse effect on our business if MPC’s refinery operations are adversely affected due to increased regulation of MPC’s facilities or reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations. Typically regulated by state agencies, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act, as amended (“SDWA”), over certain hydraulic fracturing activities involving the use of diesel fuel. In addition, legislation has been introduced from time to time in Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and many states are considering legal requirements that could ban hydraulic fracturing or impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA is also moving forward with various related regulatory actions related to hydraulically-fractured wells and certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, in the event that new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where our shippers’ producer customers operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our transportation and logistics services.

Increases in fuel mileage standards and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material and adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress passed the Energy Independence and Security Act (“EISA”), which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains a second Renewable Fuel Standard commonly referred to as RFS2. In August 2012, the EPA and the National Highway Traffic Safety Administration jointly adopted regulations that establish average industry fleet fuel economy standards for passenger cars and light trucks of up to 41 miles per gallon by model year 2021 and of up to 49.7 miles per gallon by model year 2025 (the standards from 2022 to 2025 are the government’s current estimate but will require further rulemaking). The RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries. The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by MPC to accommodate increased renewable fuels use. MPC may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

The U.S. government has issued warnings that energy assets in general, and the nation's pipeline and terminal infrastructure in particular, may be future targets of terrorist organizations. The threat of terrorist attacks has subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.

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

Risks Relating to Tax Matters

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

A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations, we believe that we are treated as a partnership rather than as a corporation for such purposes; however, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes. We have requested and received a favorable ruling from the IRS on the treatment of a portion of our “qualifying income”. The IRS may adopt positions that differ from the ones we take. A successful IRS contest of the federal income tax positions we take may impact adversely the market for our common units, and the costs of any IRS contest will reduce our cash available for distribution to unitholders.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50.0 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50.0 percent threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Illinois, Indiana, Kentucky, Louisiana, Michigan, Ohio, Pennsylvania, Tennessee, Texas and West Virginia. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

We prorate our items of income, gain, loss and deduction between existing unitholders and unitholders who purchase our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Risks Relating to Ownership of our Common Units

Our general partner and its affiliates, including MPC, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over MPC’s business decisions and operations, and MPC is under no obligation to adopt a business strategy that favors us.

As of December 31, 2013, MPC owned a 2.0 percent general partner interest and a 71.6 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, MPC.

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

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties and restricts the remedies available to unitholders for actions taken by our general partner.

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. Our general partner is entitled to consider only the interests and factors that it desires and is relieved of any duty or obligation to give consideration to any interest of, or factors affecting, us, our affiliates or our limited partners.

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

In connection with a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

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

The unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2013, our general partner and its affiliates owned 73.1 percent of the common units and subordinated units (excluding common units held by officers and directors of our general partner and MPC). Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

As of December 31, 2013, MPC held 17,056,515 common units and 36,951,515 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 85.0 percent of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of such units.

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

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0 percent, in addition to distributions paid on its 2.0 percent general partner interest, each as of December 31, 2013) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The location and general character of our pipeline systems and other important physical properties have been described under Item 1. Business and are incorporated herein by reference. The facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. In addition, we believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. As of December 31, 2013, we lease a pipeline, vehicles, building space, pipeline equipment and land under long-term operating leases. Most of these leases include renewal options. We also lease certain pipelines under a capital lease that has a fixed price purchase option in 2020. See Item 8. Financial Statements and Supplementary Data – Note 17, for additional information regarding our leases.
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
In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL. These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

Environmental Proceedings
In January 2013, the EPA notified MPL of alleged Clean Air Act violations pertaining to a 2011 audit of MPC’s Woodhaven, Michigan facility operated by MPL. We have tentatively agreed to pay a penalty of $23,200 to the EPA and and undertake a Supplemental Safety Project of $87,000. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses incurred for this matter.

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

Item 4. Mine Safety Disclosures
Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common limited partner units are listed on the NYSE and traded under the symbol “MPLX.” As of February 14, 2014, there were three registered holders of 19,900,197 outstanding common units held by the public, including 19,898,397 common units held in street name. In addition, as of February 14, 2014, MPC and its affiliates owned 17,056,515 of our common units, 36,951,515 of our subordinated units and 1,508,331 of our general partner units (the 2.0 percent general partner interest), which together constitutes a 73.6 percent ownership interest in us.

The following table reflects intraday high and low sales prices of and cash distributions declared on our common units by quarter since October 26, 2012, the date our units began trading on the NYSE.

	Trading prices per common unit
Quarter ended	High	Low	Quarterly cash distribution per unit (a)	Distribution date	Record date
December 31, 2013	$44.97	$35.72	$0.3125	February 14, 2014	February 4, 2014
September 30, 2013	38.54	34.51	0.2975	November 14, 2013	November 4, 2013
June 30, 2013	39.69	34.40	0.2850	August 14, 2013	August 2, 2013
March 31, 2013	38.61	31.48	0.2725	May 17, 2013	May 10, 2013
December 31, 2012 (from October 26, 2012)	34.51	25.35	0.1769	February 14, 2013	February 4, 2013

(a) Represents cash distributions attributable to the quarter and declared and paid in accordance with our partnership agreement. The distribution for the quarter ended December 31, 2012 reflects the prorated portion of the minimum quarterly distribution per unit of $0.2625.

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

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Revolving Credit Facility, for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights. Our general partner is currently entitled to 2.0 percent of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0 percent interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0 percent general partner interest.
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
Early Termination of Subordination Period. Notwithstanding the foregoing, the subordination period automatically terminates on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending December 31, 2013, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.575 (150 percent of the annualized minimum quarterly distribution) for the four-quarter period immediately preceding that date;

•
the adjusted operating surplus (as defined below) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.575 (150 percent of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

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

Item 6. Selected Financial Data
The following table shows selected historical consolidated financial data of MPLX LP and our Predecessor as of the dates and for the years indicated. Our Predecessor consisted of a 100 percent interest in all of the assets and operations of MPL and ORPL that MPC contributed to us at the closing of the Offering, as well as minority undivided joint interests in two crude oil pipeline systems, which we refer to as the joint interest assets, that were not contributed to us. In connection with the closing of the Offering, MPC transferred the joint interest assets from our Predecessor to other MPC subsidiaries and then contributed to us a 51.0 percent indirect ownership interest in Pipe Line Holdings, which owns our Predecessor’s assets and operations (other than the joint interest assets), and a 100 percent indirect ownership in our butane cavern. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings, resulting in a 56.0 percent indirect ownership interest at December 31, 2013. As required by United States generally accepted accounting principles (“GAAP”), we consolidate 100 percent of the assets and operations of Pipe Line Holdings in our financial statements. In addition, we recorded the contribution at historical cost, as it is considered a reorganization of entities under common control.
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

(In millions, except per unit data)	2013	2012	2011	2010	2009
Consolidated statements of income data:
Sales and other operating revenues	$78.9	$74.4	$62.1	$49.7	$43.3
Sales to related parties	384.2	367.8	334.8	346.2	331.4
Gain (loss) on sale of assets	—	(0.3)	—	—	0.2
Other income	4.4	6.9	4.3	0.4	1.3
Other income—related parties	18.8	13.1	9.4	8.0	7.3
Total revenues and other income	486.3	461.9	410.6	404.3	383.5
Total costs and expenses	339.3	318.7	278.6	300.9	260.9
Income from operations	$147.0	$143.2	$132.0	$103.4	$122.6
Net income	$146.1	$144.0	$134.0	$103.3	$122.3
Net income attributable to MPLX LP	77.9	130.8	134.0	103.3	122.3
Net income attributable to MPLX LP subsequent to the Offering	77.9	13.1
Limited partners’ interest in net income attributable to MPLX LP subsequent to the Offering	76.2	12.9
Net income attributable to MPLX LP subsequent to the Offering per limited partner unit (basic and diluted):
Common units - basic	$1.05	$0.18
Common units - diluted	1.05	0.18
Subordinated units - basic and diluted	1.01	0.17
Cash distribution declared per limited partner common unit	$1.1675	$0.1769
Consolidated balance sheets data (at period end):
Property, plant and equipment, net	$966.6	$910.0	$866.8	$847.8	$890.8
Total assets	1,208.5	1,301.3	1,303.1	1,118.0	1,068.8
Long-term debt(1)	10.5	11.3	11.9	12.5	13.1
Consolidated statements of cash flows data:
Net cash provided by (used in):
Operating activities	$212.2	$190.6	$181.9	$117.3	$145.1
Investing activities	(113.6)	87.4	(218.7)	(64.6)	(57.5)
Financing activities	(261.2)	(61.4)	36.7	(53.0)	(88.3)
Additions to property, plant and equipment(2)	(106.5)	(135.6)	(49.8)	(13.7)	(57.7)
Other financial data(3):
Adjusted EBITDA attributable to MPLX LP	$111.2	$166.3	$168.3	$156.0	$155.4
Adjusted EBITDA attributable to MPLX LP subsequent to the Offering	111.2	18.2
Distributable Cash Flow attributable to MPLX LP	114.6	16.7

(1)	Consists of one capital lease obligation, including amounts due within one year.

(2)	Represents cash capital expenditures as reflected on consolidated statements of cash flows for the periods indicated, which are included in cash used in investing activities.

(3)
For a discussion of the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow and a reconciliation of Adjusted EBITDA and Distributable Cash Flow to our most directly comparable measures calculated and presented in accordance with GAAP, please read “ Non-GAAP Financial Measures” below.

NON-GAAP FINANCIAL MEASURES
For the definitions of Adjusted EBITDA and Distributable Cash Flow and a discussion of the uses of these non-GAAP financial measures, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations – Adjusted EBITDA and Distributable Cash Flow.
The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

(In millions)	2013	2012	2011	2010	2009
Reconciliation of Adjusted EBITDA attributable to MPLX LP subsequent to the Offering from Net Income:
Net income	$146.1	$144.0	$134.0	$103.3	$122.3
Less: Net income attributable to MPC-retained interest	68.2	13.2	—	—	—
Net income attributable to MPLX LP	77.9	130.8	134.0	103.3	122.3
Plus: Net income attributable to MPC-retained interest	68.2	13.2	—	—	—
Depreciation	48.9	39.4	36.3	52.6	32.8
Provision (benefit) for income taxes	(0.2)	0.3	0.1	0.3	0.3
Non-cash equity-based compensation	1.4	0.1	—	—	—
Related party interest and other financial income	—	(1.3)	(2.3)	(0.2)	—
Net interest and other financial costs (income)	1.1	0.2	0.2	—	—
Adjusted EBITDA	197.3	182.7	168.3	156.0	155.4
Adjusted EBITDA attributable to MPC-retained interest	86.1	16.4	—	—	—
Adjusted EBITDA attributable to MPLX LP	111.2	166.3	$168.3	$156.0	$155.4
Less: Predecessor Adjusted EBITDA prior to the Offering	—	148.1
Adjusted EBITDA attributable to MPLX LP subsequent to the Offering	111.2	18.2
Plus: Increase in deferred revenue for committed volume deficiencies	18.7	2.1
Less: Cash interest paid, net	1.0	0.2
Income taxes paid	0.1	—
Maintenance capital expenditures paid	11.7	3.4
Used/expired volume deficiency credits	2.5	—
Distributable Cash Flow attributable to MPLX LP	$114.6	$16.7

Reconciliation of Adjusted EBITDA attributable to MPLX LP subsequent to the Offering from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$212.2	$190.6	$181.9	$117.3	$145.1
Less: Changes in working capital items	23.0	15.9	11.5	(38.9)	(9.9)
All other, net	2.4	0.3	2.3	1.6	1.0
Plus: Non-cash equity-based compensation	1.4	0.1	—	—	—
Net gain (loss) on disposal of assets	—	(0.3)	—	—	0.2
Related party interest and other financial income	—	(1.3)	(2.3)	(0.2)	—
Net interest and other financial costs (income)	1.1	0.2	0.2	—	—
Current income taxes expense	(0.3)	0.4	0.3	0.3	0.4
Asset retirement expenditures	8.3	9.2	2.0	1.3	0.8
Adjusted EBITDA	197.3	182.7	168.3	156.0	155.4
Adjusted EBITDA attributable to MPC-retained interest	86.1	16.4	—	—	—
Adjusted EBITDA attributable to MPLX LP	111.2	166.3	$168.3	$156.0	$155.4
Less: Predecessor Adjusted EBITDA prior to the Offering	—	148.1
Adjusted EBITDA attributable to MPLX LP subsequent to the Offering	111.2	18.2
Plus: Increase in deferred revenue for committed volume deficiencies	18.7	2.1
Less: Cash interest paid, net	1.0	0.2
Income taxes paid	0.1	—
Maintenance capital expenditures paid	11.7	3.4
Used/expired volume deficiency credits	2.5	—
Distributable Cash Flow attributable to MPLX LP	$114.6	$16.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “could,” “may,” “should,” “would,” “will,” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements.
THE INITIAL PUBLIC OFFERING
On October 26, 2012, the Partnership’s common units began trading on the NYSE under the ticker symbol “MPLX.” On October 31, 2012, MPLX LP closed the Offering of 19,895,000 common units, which included a 2,595,000 common unit over-allotment option that was exercised in full by the underwriters. Unless the context otherwise requires, references to "MPLX LP," the "Partnership," "we," "our," "us," or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations and MPLX Terminal Storage, both wholly-owned subsidiaries, and Pipe Line Holdings, of which MPLX LP owned a 56.0 percent general partner interest at December 31, 2013. Pipe Line Holdings owns 100 percent of MPL and ORPL. References to the "Predecessor," "we," "our," "us," or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. For information on the various agreements between the Partnership and MPC see Item 1. Business – Our Transportation and Storage Services Agreements with MPC, – Operating and Management Services Agreements with MPC and Third Parties, and – Other Agreements with MPC.
PARTNERSHIP OVERVIEW
We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations. As of December 31, 2013, our primary assets consisted of:

•	a 56.0 percent general partner interest in Pipe Line Holdings, an entity that owns a 100 percent interest in MPL and ORPL, which in turn collectively own:

•
a network of pipeline systems that includes approximately 1,004 miles of common carrier crude oil pipelines and approximately 1,902 miles of common carrier product pipelines extending across nine states. This network includes approximately 230 miles of common carrier crude oil and product pipelines that we operate under long-term leases with third parties;

•	a barge dock located on the Mississippi River near Wood River, Illinois with 84 mbpd of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100 percent interest in a butane cavern located in Neal, West Virginia with approximately 1.0 million barrels of storage capacity that serves MPC’s Catlettsburg refinery.
As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash, increasing our ownership interest to 56.0 percent. The purchase was financed with cash on hand.
On February 27, 2014, we entered into an agreement to acquire an additional 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, effective March 1, 2014. Subsequent to this transaction, our ownership in Pipe Line Holdings will be 69.0 percent. We intend to finance this transaction with $40.0 million of cash on hand and by borrowing $270.0 million on our revolver.

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
We continue to seek increased third-party volumes on our crude oil and product pipelines. We believe that the strategic location of our assets and their ability to access attractively-priced crude oil and to supply products to various markets may create opportunities to capture incremental third-party business and facilitate our growth. The substantial majority of our revenues are generated under our transportation and storage services agreements with, and tariffs and fees paid by, MPC. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on MPC and its future growth.
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
Our existing operating services agreements include an operating agreement with Red Butte Pipe Line Company, which is owned by Marathon Oil. Under this agreement, MPL receives an annual $3.3 million operating fee for operating certain pipelines in Wyoming and Montana. The term of this agreement has been extended from December 2013 through December 2018.

Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line, a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard Pipe Line that it acquired in conjunction with MPC's acquisition of the Galveston Bay refinery. Under the agreement we receive an annual fee of $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The term of this agreement is until December 31, 2014, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.
Effective October 1, 2013, MPL entered into an operating and maintenance agreement with the owners of the Capline pipeline system. The Capline system is a 635 mile, 40-inch crude oil pipeline running from St. James, Louisiana to Patoka, Illinois. MPC owns a 32.6 percent undivided joint interest in the Capline system. Under the agreement we receive an annual fee of $3.5 million, subject to adjustment for inflation, and in addition are reimbursed for specific costs associated with operating the pipeline system. The initial term of this agreement is until August 31, 2018, and it is automatically extended for successive five year terms thereafter unless terminated by either party at least ten months prior to the end of the term.
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
Adjusted EBITDA and Distributable Cash Flow. We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes, non-cash equity-based compensation and net interest and other financial costs (income). The Partnership also uses Distributable Cash Flow, which we define as Adjusted EBITDA plus the current period deferred revenue for committed volume deficiencies less net cash interest paid, income taxes paid, maintenance capital expenditures paid and used or expired volume deficiency credits. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with U.S. GAAP.
Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as an increase in deferred revenue for committed volume deficiencies and included in the calculation of Distributable Cash Flow. The deficiencies are not included in Adjusted EBITDA for the period in which they occur. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. When credits are used or expire, the associated revenue is included within Adjusted EBITDA while the use or expiration of the credits is a decrease in the calculation of Distributable Cash Flow.
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
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
Our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations for the reasons described below:
Joint Interest Assets. Our Predecessor’s results of operations historically included revenues and expenses relating to our Predecessor’s minority undivided joint interests in the Capline and Maumee crude oil pipeline systems. We refer to our Predecessor’s minority undivided joint interests in these pipeline systems as the joint interest assets. While third parties operated the joint interest assets, our Predecessor published tariffs and collected revenues from shippers that utilized capacity attributable to our Predecessor’s undivided interest portion of the joint interest assets, and paid the operator of the joint interest assets for our Predecessor’s proportionate share of all costs and expenses related to the operation and maintenance of the joint interest assets. MPC did not contribute the joint interest assets to us in connection with the Offering and our results of operations subsequent to the Offering do not include the joint interest assets.
General Partner Interest in Pipe Line Holdings. Our Predecessor’s results of operations historically included 100 percent of the revenues and expenses relating to the assets that were contributed to us, as well as the joint interest assets that were not contributed to us. At the closing of the Offering, MPC contributed to us a 51.0 percent general partner interest in Pipe Line Holdings. For periods subsequent to the Offering through April 30, 2013, we consolidated the results of operations of Pipe Line Holdings and then recorded a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. Following the acquisition, we continued to consolidate the results of operations of Pipe Line Holdings and then recorded a 44.0 percent noncontrolling interest deduction for the limited partner interest in Pipe line Holdings retained by MPC.
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
Revenues. Following the Offering, most of our revenues are generated from the transportation and storage services agreements that we entered into with MPC in conjunction with the Offering and under which MPC pays us fees for transporting crude oil and products on our pipeline systems, for handling crude oil and products at our barge dock and for providing storage services at our tank farms and butane cavern. These contracts contain minimum quarterly volume commitments. Historically, our Predecessor did not have long-term transportation and storage arrangements with MPC. In addition, we generate revenue generally not previously recognized by our Predecessor related to the following:

•	a tariff increase that went into effect in October 2012 on our Patoka, Illinois to Catlettsburg, Kentucky crude oil pipeline related to upgrades on that pipeline;

•	a tariff increase that went into effect in October 2012 on our Robinson, Illinois to Mt. Vernon, Indiana product pipeline to more accurately reflect our costs of operating the pipeline; and

•	general tariff increases that went into effect on a majority of our pipeline systems on July 1, 2013 in accordance with the FERC’s indexing methodology.

General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by MPC, as well as certain overhead expenses allocated by Marathon Oil through June 30, 2011, for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of utilization, capital employed, wages or headcount. Following the Offering, MPC continues to charge us administrative and operational services, which are higher than those charged to our Predecessor due to MPC’s provision of additional services and a fixed annual fee for the provision of executive management services by certain executive officers of our general partner. We also incur incremental annual general and administrative expenses as a result of being a stand-alone publicly traded partnership.
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
FACTORS THAT IMPACT OUR BUSINESS
Supply and Demand for Crude Oil and Products. We generate the substantial majority of our revenues under fee-based contracts with MPC. These contracts are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Since we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to our treatment of volume imbalances on our pipeline systems. However, we also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of MPC or our other customers. Our throughput volumes depend primarily on the volume of refined products produced at MPC’s refineries, which in turn is ultimately dependent on MPC’s refining margins. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or MPC’s control, including the domestic and global supply of and demand for crude oil and refined products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our transportation and storage services agreements with MPC during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend on the availability of attractively priced crude oil in the areas served by our pipelines, which is also affected by the overall supply of and demand for crude oil. Certain measures of commercial activity that are correlated with crude oil and products demand continue to show moderate improvement. Certain measures of commercial activity that are correlated with crude oil and products demand continue to show improvement. We expect strengthening economic growth domestically and globally to support domestic demand for refined products.

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

Years Ended December 31, 2013 and December 31, 2012

(In millions, except per barrel data)	2013	2012	Variance
Revenues and other income:
Sales and other operating revenues	$78.9	$74.4	$4.5
Sales to related parties	384.2	367.8	16.4
Loss on sale of assets	—	(0.3)	0.3
Other income	4.4	6.9	(2.5)
Other income - related parties	18.8	13.1	5.7
Total revenues and other income	486.3	461.9	24.4
Costs and expenses:
Cost of revenues (excludes items below)	135.9	173.8	(37.9)
Purchases from related parties	94.6	44.4	50.2
Depreciation	48.9	39.4	9.5
General and administrative expenses	53.7	49.8	3.9
Other taxes	6.2	11.3	(5.1)
Total costs and expenses	339.3	318.7	20.6
Income from operations	147.0	143.2	3.8
Related party interest and other financial income	—	1.3	(1.3)
Net interest and other financial income (costs)	(1.1)	(0.2)	(0.9)
Income before income taxes	145.9	144.3	1.6
Provision (benefit) for income taxes	(0.2)	0.3	(0.5)
Net income	146.1	144.0	2.1
Less: Net income attributable to MPC-retained interest	68.2	13.2	55.0
Net income attributable to MPLX LP	$77.9	$130.8	$(52.9)

Adjusted EBITDA attributable to MPLX LP(1)	$111.2	$166.3	$(55.1)
Distributable Cash Flow attributable to MPLX LP(1)(2)	114.6	16.7	97.9

Pipeline throughput (mbpd):
Crude oil pipelines	1,063	1,147	(84)
Product pipelines	911	980	(69)
Total	1,974	2,127	(153)
Average tariff rates ($ per barrel):(3)
Crude oil pipelines	$0.61	$0.57	$0.04
Product pipelines	0.56	0.51	0.05
Total pipelines	0.59	0.54	0.05

(1)	Non-GAAP financial measure. See Item 6. Selected Financial Data - Non-GAAP Financial Measures for a reconciliation to the most directly comparable GAAP measures.

(2)	For period subsequent to the Offering.

(3)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

Sales and other operating revenues increased $4.5 million in 2013 compared to 2012. This increase was primarily due to a $4.1 million increase related to higher average tariffs received on the volumes of crude oil and products shipped and $5.4 million related to higher crude oil volumes shipped, partially offset by a $5.0 million decrease in product volumes shipped.

Sales to related parties increased $16.4 million in 2013 compared to 2012. This increase was primarily related to $52.4 million of higher average tariffs received on the volumes of crude oil and products shipped, due largely to our Patoka to Catlettsburg and other crude oil systems, a $15.7 million increase in storage fees and other revenue and the recognition of $4.0 million of deferred revenue from expired volume deficiency credits. The increase was partially offset by a $55.7 million decrease primarily related to a 104 mbpd decrease in related party crude oil volumes shipped. The decrease in crude oil volumes shipped was mostly due to the absence of volumes transported on the joint interest assets in 2012.

Other income and other income - related parties increased a total of $3.2 million in 2013 compared to 2012. The net increase was primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues decreased $37.9 million in 2013 compared to 2012. The decrease was primarily due to certain salaries and benefits expenses being classified as related party purchases in 2013. The decrease was also impacted by the inclusion of $10.9 million in expenses related to the joint interest assets in 2012.

Purchases from related parties increased $50.2 million in 2013 compared to 2012. The increase was primarily due to salary and benefit costs under the employee services agreements being classified as related party purchases in 2013 rather than cost of revenues in 2012, and the cost of increased services provided under the omnibus agreement after the Offering.

Depreciation expense increased $9.5 million in 2013 compared to 2012 due to the Neal butane cavern and other capital projects being in service during 2013 and a $0.9 million charge for the cancellation of a portion of a pipeline upgrade project, partially offset by the inclusion of $5.8 million in 2012 related to the joint interest assets.

General and administrative expenses increased $3.9 million in 2013 compared to 2012. The increase in 2013 is due to higher service costs from MPC after the Offering and the increased costs of being a publicly traded partnership, partially offset by $10.1 million of pension settlement expense and $2.6 million of expenses related to the joint interest assets included in 2012.

Other taxes decreased $5.1 million in 2013 compared to 2012. The decrease is primarily due to payroll taxes under the employee services agreement being classified as related party purchases in 2013 rather than other taxes in 2012.

Related party interest and other financial income decreased $1.3 million in 2013 compared to 2012. We had interest income on loans receivable from MPC Investment Fund, Inc. (“MPCIF”) in 2012. This arrangement was terminated prior to the Offering. See Item 8. Financial Statements and Supplementary Data - Note 5 for further discussion of our loans receivable from MPCIF.

During 2013, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC was obligated to make $34.4 million of deficiency payments, which we have recorded as deferred revenue-related parties on our consolidated balance sheet. During 2013, $4.6 million of deficiency volume credits were used or expired, which we have recorded as revenue. At December 31, 2013, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet was $34.0 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(in millions)
March 31, 2014	$8.9
June 30, 2014	5.3
September 30, 2014	8.9
December 31, 2014	10.9
Total	$34.0

We will recognize revenue for the deficiency payments in future periods at the earlier of when volumes are transported in excess of the minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the accumulated credits or upon expiration of the make-up period. However, deficiency payments are included in the determination of Distributable Cash Flow in the period in which a deficiency occurs.

Years Ended December 31, 2012 and December 31, 2011

(In millions, except per barrel data)	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues	$74.4	$62.1	$12.3
Sales to related parties	367.8	334.8	33.0
Loss on sale of assets	(0.3)	—	(0.3)
Other income	6.9	4.3	2.6
Other income - related parties	13.1	9.4	3.7
Total revenues and other income	461.9	410.6	51.3
Costs and expenses:
Cost of revenues (excludes items below)	173.8	162.9	10.9
Purchases from related parties	44.4	29.0	15.4
Depreciation	39.4	36.3	3.1
General and administrative expenses	49.8	38.5	11.3
Other taxes	11.3	11.9	(0.6)
Total costs and expenses	318.7	278.6	40.1
Income from operations	143.2	132.0	11.2
Related party interest and other financial income	1.3	2.3	(1.0)
Net interest and other financial income (costs)	(0.2)	(0.2)	—
Income before income taxes	144.3	134.1	10.2
Provision for income taxes	0.3	0.1	0.2
Net income	144.0	134.0	10.0
Less: Net income attributable to MPC-retained interest	13.2	—	13.2
Net income attributable to MPLX LP	$130.8	$134.0	$(3.2)

Adjusted EBITDA attributable to MPLX LP(1)	$166.3	$168.3	$(2.0)
Distributable Cash Flow attributable to MPLX LP(1)(2)	16.7

Pipeline throughput (mbpd):
Crude oil pipelines	1,147	1,184	(37)
Product pipelines	980	1,031	(51)
Total	2,127	2,215	(88)
Average tariff rates ($ per barrel):(3)
Crude oil pipelines	$0.57	$0.48	$0.09
Product pipelines	0.51	0.46	0.05
Total pipelines	0.54	0.47	0.07

(1)	Non-GAAP financial measure. See Item 6. Selected Financial Data - Non-GAAP Financial Measures for a reconciliation to the most directly comparable GAAP measures.

(2)	For period subsequent to the Offering.

(3)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

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
Related party interest and other financial income decreased $1.0 million in 2012 compared to 2011. We had an increase of $0.9 million in interest income in 2012 from loans receivable from MPCIF, a wholly-owned subsidiary of MPC, compared to $1.9 million of dividend income in 2011 from our investment in preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. See Item 8. Financial Statements and Supplementary Data – Note 5 for further discussion of our loans receivable from MPCIF and our investment in PFD preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our cash and cash equivalents balance was $54.1 million at December 31, 2013 compared to $216.7 million at December 31, 2012. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$212.2	$190.6	$181.9
Investing activities	(113.6)	87.4	(218.7)
Financing activities	(261.2)	(61.4)	36.7
Total	$(162.6)	$216.6	$(0.1)
Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased $21.6 million in 2013 compared to 2012, primarily due to a $2.1 million increase in net income, a $7.1 million favorable impact from changes in working capital and a $11.5 million increase in non-cash adjustments. Net cash provided by operating activities increased $8.7 million in 2012 compared to 2011, primarily due to a $10.0 million increase in net income, a $4.4 million favorable impact from changes in working capital and $1.5 million increase in non-cash adjustments, partially offset by a $7.2 million increase in asset retirement expenditures.

For 2013, changes in working capital were a net $23.0 million source of cash, primarily due to an increase in net liabilities to related parties and a decrease in third-party receivables. Net liabilities to related parties increased $18.9 million from 2012, primarily due to an increase in deferred revenue associated with deficiency payments, partially offset by an increase in receivables from related parties. Third-party receivables decreased $5.4 million primarily associated with lower tariff revenue receivables from lower product volumes shipped.

For 2012, changes in working capital were a net $15.9 million source of cash, primarily due to an increase in net liabilities to related parties, partially offset by a decrease in accounts payable and accrued liabilities. Net liabilities to related parties increased $26.9 million from 2011 due to an increase in payables to MPC for services performed under the employee services and omnibus agreement and a decrease in receivables from MPC due to the initiation of monthly cash settlements in 2012. Accounts payable and accrued liabilities decreased $8.0 million from 2011 primarily due to the elimination of payroll and benefits payable following the transfer of our Predecessor's employees to MPC.

For 2011, changes in working capital were a net $11.5 million source of cash, primarily due to an $11.2 million increase in accounts payable and accrued liabilities, primarily related to the timing of project expenditures.
Cash Flows Used in Investing Activities. Investing activities were a $113.6 million use of cash in 2013 compared to a $87.4 million source of cash in 2012. The $201.0 million change was primarily due to the absence of loan repayments by MPCIF of $221.7 million in 2013 and a $7.3 million reduction in all other assets, net, partially offset by a $29.1 million decrease in additions to property, plant and equipment. Cash used for additions to property, plant and equipment were $106.5 million in 2013 and $135.6 million in 2012 and were primarily due to expansion capital expenditures, including the major upgrade project on our Patoka to Catlettsburg crude oil pipeline which was completed in 2013.
Investing activities were an $87.4 million source of cash in 2012 compared to a $218.7 million use of cash in 2011. The change was primarily due to a $441.7 million change in cash flows from loans to related parties, partially offset by an $85.8 million increase in additions to property, plant and equipment and a $51.1 million decrease in cash provided by investments in related party debt securities. Loans to related parties consisted of repayments from MPCIF of $221.7 million in 2012 compared to advances to MPCIF of $220.0 million in 2011. We terminated the agreement with MPCIF effective September 28, 2012 in connection with the Offering. See Item 8. Financial Statements and Supplementary Data - Note 5 for information of the loans receivable from MPCIF.
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
Cash Flows from Financing Activities. Financing activities were a use of cash of $261.2 million in 2013, a use of cash of $61.4 million in 2012 and a source of cash of $36.7 million in 2011. The use of cash in 2013 was primarily due to distributions to MPC of $100.0 million related to the acquisition of the additional 5.0 percent interest in Pipe Line Holdings, quarterly distributions of $82.7 million to MPC for its retained noncontrolling interest in Pipe Line Holdings and quarterly distributions of $77.8 million to unitholders. Distributions to MPC were $262.7 million in 2012. Net proceeds from the Offering in 2012 were $407.1 million and $202.7 million of these proceeds were distributed to MPC. We paid debt issuance costs of $2.4 million in 2012. In 2011, we had net contributions from MPC of $37.3 million.
Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit agreement and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Following the Offering, MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.
On September 14, 2012, MPLX Operations, an affiliate of MPC and a wholly-owned subsidiary of the Partnership, as the borrower, and the Partnership, as the parent guarantor, entered into a five-year revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement became effective following the Offering and has an initial borrowing capacity of $500.0 million. MPLX Operations has the right to seek to increase the total amount available under the Credit Agreement to $800.0 million, subject to certain conditions. The Credit Agreement includes letter of credit issuing capacity of up to $250.0 million and swingline loan capacity of up to $50.0 million. The Credit Agreement can be extended for up to two additional one-year periods, subject to certain commitments. There were no borrowings or letters of credit outstanding under the Credit Agreement at December 31, 2013 and 2012.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At December 31, 2013, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as other covenants contained in the Credit Agreement.
Borrowings under the Credit Agreement bear interest at the Adjusted LIBO Rate plus a margin, or the Alternate Base Rate plus a margin (as defined in the Credit Agreement). The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or the Partnership’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.
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
Our capital expenditures for the past three years are shown in the table below:

(In millions)	2013	2012	2011
Maintenance	$21.7	$24.5	$14.3
Expansion(1)	87.8	123.5	41.6
Total capital expenditures	109.5	148.0	55.9
Less: Increase (decrease) in capital accruals	(5.3)	3.2	4.1
Asset retirement expenditures	8.3	9.2	2.0
Additions to property, plant and equipment	$106.5	$135.6	$49.8

(1)	Includes 100 percent of the joint interest assets capital expenditures for periods prior to the Offering.

Our capital budget (including retirement expenditures) for 2014 is $148 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in the budget is $113 million for expansion capital expenditures, $29 million for various connections and new equipment at our Patoka tank farm, $24 million for a capacity expansion on our Mt. Vernon to Robinson Products system, $7 million related to a multi-year SCADA system upgrade project and $6 million on engineering for our recently announced Cornerstone Pipeline project in the Utica Shale area of Ohio, as described below. The budget also includes $35 million for maintenance capital expenditures, primarily related to valve replacement, safety and security expenditures and electrical system maintenance. We continuously evaluate our capital budget and make changes as conditions warrant.
As previously announced, we are planning to construct a $140 million pipeline to connect Utica Shale production in southeastern Ohio to MPC's Canton refinery. The project is named Cornerstone Pipeline and it is anticipated to be operational in 2016.

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. On January 23, 2014, we announced the board of directors of our general partner had declared a distribution of $0.3125 per unit that was paid on February 14, 2014 to unitholders of record on February 4, 2014. This represents an increase of $0.0150, or 5.0 percent, above the third quarter 2013 distribution of $0.2975 per unit and a 19.0 percent increase over the minimum quarterly distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2013:

(In millions)	Total	2014	2015-2016	2017-2018	Later Years
Revolving credit facility(1)	$4.0	$1.1	$2.1	$0.8	$—
Capital lease obligations	13.4	1.4	2.7	2.7	6.6
Operating lease obligations	51.0	8.7	16.8	14.6	10.9
Purchase obligations:
Contracts to acquire property, plant & equipment	9.6	8.1	1.5	—	—
Other contracts	19.3	13.0	1.6	2.1	2.6
Total purchase obligations	28.9	21.1	3.1	2.1	2.6
Other liabilities	—	—	—	—	—
Total contractual cash obligations	$97.3	$32.3	$24.7	$20.2	$20.1

(1)	Amounts represent commitment and administrative fees based on fee currently in place if no funds are borrowed.
In addition to the obligations included in the table above, in conjunction with the Offering, we entered into an omnibus agreement and an employee services agreement with MPC. The omnibus agreement with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us. The omnibus agreement remains in full force and effect so long as MPC controls our general partner. Under the omnibus agreement, we pay to MPC in equal monthly installments an annual amount of approximately $33.3 million for the provision of certain general and administrative services by MPC. The annual amount includes a fixed annual fee of approximately $3.5 million for the provision of certain executive management services by certain officers of our general partner. We also pay MPC additional amounts based on the costs actually incurred by MPC in providing other services, except for the portion of the amount attributable to engineering services, which is based on the amounts actually incurred by MPC and its affiliates plus 6.0 percent of such costs. In addition, we are obligated to reimburse MPC for any out-of-pocket costs and expenses incurred by MPC on our behalf.
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

Off-Balance Sheet Arrangements
As of December 31, 2013, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.
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
TRANSACTIONS WITH RELATED PARTIES
Following completion of the Offering, MPC held a 2.0 percent general partner interest and a 71.6 percent limited partner interest in MPLX LP. See Item 8. Financial Statements and Supplementary Data – Note 4 for further discussion of the Offering.
Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 82.6 percent, 82.2 percent and 83.1 percent of our total revenues and other income for 2013, 2012 and 2011. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 41.7 percent, 28.3 percent and 22.4 percent of our total costs and expenses for 2013, 2012 and 2011. MPC and, with respect to periods prior to June 30, 2011, Marathon Oil performed certain services for us related to information technology, engineering, legal, human resources and other financial and administrative services. We believe that transactions with related parties, other than certain transactions with MPC and Marathon Oil for periods prior to the Offering, related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties. For further discussion of activity with related parties and MPC see Item 1. Business – Our Transportation and Storage Services Agreements with MPC, – Operating and Management Services Agreements with MPC and Third Parties, – Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data – Note 5.
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

(In millions)	2013	2012	2011
Capital	$0.5	$2.4	$3.5
Percent of total capital expenditures	—%	2%	6%
Compliance:
Operating and maintenance	$40.5	$24.7	$23.2
Remediation(1)	4.7	2.8	0.6
Total	$45.2	$27.5	$23.8

(1)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash accruals for environmental remediation.
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
Our environmental capital expenditures are expected to approximate $1.2 million in 2014 and $1.0 million in 2015. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

See Item 8. Financial Statements and Supplementary Data – Note 13 for disclosures regarding our fair value measurements.
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
We base our fair value estimates on projected financial information that we believe to be reasonable. However, actual results may differ from these projections.
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
Unlike long-lived assets, goodwill must be tested for impairment at least annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. The fair value of the reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, the implied fair value of goodwill is calculated. The excess, if any, of the book value over the implied fair value of goodwill is charged to net income. At December 31, 2013, we had a total of $104.7 million of goodwill recorded on our consolidated balance sheet. The fair value of our reporting unit exceeded book value appreciably in 2013.
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

We generally record losses related to these types of contingencies as cost of revenues or general and administrative expenses in the consolidated statements of income, except for tax deficiencies unrelated to income taxes, which are recorded as other taxes. For additional information on contingent liabilities, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters and Compliance Costs.
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
Imbalances
We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our pipelines and storage assets due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. Historically, we used quoted market prices of the applicable commodity as of the relevant reporting date to value amounts related to imbalances. For the three-year period ended December 31, 2013, our imbalances resulted in an average gain of $3.5 million per year. In practice, we settle positive crude oil imbalances each quarter by selling excess volumes at current market prices. While we historically have not had to do so, we could be required to purchase crude oil volumes in the open market to make up negative imbalances. Positive and negative refined product imbalances are settled monthly by cash payments.

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
Unless the context otherwise requires, references in this report to “MPLX LP,” the "Partnership,” “we,” “our,” “us,” or like terms used in the present tense for periods starting on or after October 31, 2012 refer to MPLX LP and its subsidiaries. References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 31, 2012), refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.”

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

/s/ Gary R. Heminger	/s/ Donald C. Templin	/s/ Michael G. Braddock
Gary R. Heminger Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Donald C. Templin Director, Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	Michael G. Braddock Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Donald C. Templin
Gary R. Heminger Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Donald C. Templin Director, Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity/net investment and of cash flows present fairly, in all material respects, the financial position of MPLX LP and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
February 28, 2014

MPLX LP
Consolidated Statements of Income

(In millions, except per-unit data)	2013	2012	2011
Revenues and other income:
Sales and other operating revenues	$78.9	$74.4	$62.1
Sales to related parties	384.2	367.8	334.8
Loss on sale of assets	—	(0.3)	—
Other income	4.4	6.9	4.3
Other income - related parties	18.8	13.1	9.4
Total revenues and other income	486.3	461.9	410.6
Costs and expenses:
Cost of revenues (excludes items below)	135.9	173.8	162.9
Purchases from related parties	94.6	44.4	29.0
Depreciation	48.9	39.4	36.3
General and administrative expenses	53.7	49.8	38.5
Other taxes	6.2	11.3	11.9
Total costs and expenses	339.3	318.7	278.6
Income from operations	147.0	143.2	132.0
Related party interest and other financial income	—	1.3	2.3
Net interest and other financial income (costs)	(1.1)	(0.2)	(0.2)
Income before income taxes	145.9	144.3	134.1
Provision (benefit) for income taxes	(0.2)	0.3	0.1
Net income	146.1	144.0	134.0
Less: Net income attributable to MPC-retained interest	68.2	13.2	—
Net income attributable to MPLX LP	$77.9	$130.8	$134.0
Less: Predecessor income prior to initial public offering on October 31, 2012	—	117.7
Net income attributable to MPLX LP subsequent to initial public offering	77.9	13.1
Less: General partner’s interest in net income attributable to MPLX LP subsequent to initial public offering	1.7	0.2
Limited partners’ interest in net income attributable to MPLX LP	$76.2	$12.9
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.05	$0.18
Common - diluted	1.05	0.18
Subordinated - basic and diluted	1.01	0.17
Weighted average limited partner units outstanding (basic and diluted):
Common units - public	19.9	19.9
Common units - MPC	17.1	17.1
Subordinated units - MPC	37.0	37.0
Cash distributions declared per limited partner common unit	$1.1675	$0.1769
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$54.1	$216.7
Receivables	12.2	17.6
Receivables from related parties	48.3	38.0
Materials and supplies inventories	11.6	8.9
Other current assets	8.9	2.6
Total current assets	135.1	283.8
Property, plant and equipment, net	966.6	910.0
Goodwill	104.7	104.7
Other noncurrent assets	2.1	2.8
Total assets	$1,208.5	$1,301.3
Liabilities
Current liabilities:
Accounts payable	$30.5	$39.0
Payables to related parties	12.8	13.4
Deferred revenue - related parties	34.0	4.2
Accrued taxes	4.0	3.0
Long-term debt due within one year	0.7	0.7
Other current liabilities	1.4	3.0
Total current liabilities	83.4	63.3
Long-term debt	9.8	10.6
Deferred credits and other liabilities	1.2	0.6
Total liabilities	94.4	74.5
Commitments and contingencies (see Note 18)
Equity
Common unitholders - public (19.9 million units issued and outstanding)	412.0	410.7
Common unitholder - MPC (17.1 million units issued and outstanding)	57.4	57.4
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	209.3	209.3
General partner - MPC (1.5 million units issued and outstanding)	(32.5)	13.7
Total MPLX LP partners’ capital	646.2	691.1
Noncontrolling interest retained by MPC	467.9	535.7
Total equity	1,114.1	1,226.8
Total liabilities and equity	$1,208.5	$1,301.3
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2013	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$146.1	$144.0	$134.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48.9	39.4	36.3
Deferred income taxes	0.1	(0.1)	(0.2)
Asset retirement expenditures	(8.3)	(9.2)	(2.0)
Net loss on disposal of assets	—	0.3	—
Changes in:
Current receivables	5.4	(2.0)	(1.0)
Materials and supplies inventories	1.3	(1.0)	(0.2)
Current accounts payable and accrued liabilities	(2.6)	(8.0)	11.2
Receivables from / liabilities to related parties	18.9	26.9	1.5
All other, net	2.4	0.3	2.3
Net cash provided by operating activities	212.2	190.6	181.9
Investing activities:
Additions to property, plant and equipment	(106.5)	(135.6)	(49.8)
Disposal of assets	0.2	1.3	—
Investments in related party debt securities - purchases	—	—	(260.6)
- redemptions	—	—	311.7
Investments - loans to a related party	—	—	(220.0)
- repayments of loans receivable from a related party	—	221.7	—
All other, net	(7.3)	—	—
Net cash provided by (used in) investing activities	(113.6)	87.4	(218.7)
Financing activities:
Long-term debt - repayments	(0.7)	(0.7)	(0.6)
Debt issuance costs	—	(2.4)	—
Net proceeds from initial public offering	—	407.1	—
Proceeds from initial public offering distributed to MPC	—	(202.7)	—
Quarterly distributions to unitholders and general partner	(77.8)	—	—
Quarterly distributions to noncontrolling interest retained by MPC	(82.7)	—	—
Distributions related to purchase of additional interest in Pipe Line Holdings	(100.0)	—	—
Contributions from (distributions to) MPC	—	(262.7)	37.3
Net cash provided by (used in) financing activities	(261.2)	(61.4)	36.7
Net increase (decrease) in cash and cash equivalents	(162.6)	216.6	(0.1)
Cash and cash equivalents at beginning of period	216.7	0.1	0.2
Cash and cash equivalents at end of period	$54.1	$216.7	$0.1
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity/Net Investment

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Net Investment	Total
Balance at December 31, 2010	$—	$—	$—	$—	$—	$1,068.2	$1,068.2
Net income	—	—	—	—	—	134.0	134.0
Contributions from MPC	—	—	—	—	—	37.0	37.0
Balance at December 31, 2011	$—	$—	$—	$—	$—	$1,239.2	$1,239.2
Net income through October 30, 2012	—	—	—	—	—	117.7	117.7
Distributions to MPC	—	—	—	—	—	(360.9)	(360.9)
Allocation of net investment to unitholders	—	192.4	361.5	13.5	428.6	(996.0)	—
Net proceeds from initial public offering	407.1	—	—	—	—	—	407.1
Proceeds from initial public offering distributed to MPC	—	(105.4)	(97.3)	—	—	—	(202.7)
Allocation of prefunded capital expenditures to noncontrolling interest	—	(32.6)	(61.3)	—	93.9	—	—
Net income October 31 through December 31, 2012	3.5	3.0	6.4	0.2	13.2	—	26.3
Equity-based compensation	0.1	—	—	—	—	—	0.1
Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$—	$1,226.8
Purchase of additional interest in Pipe Line Holdings	—	—	—	(46.4)	(53.6)	—	(100.0)
Net income	20.4	17.6	38.2	1.7	68.2	—	146.1
Quarterly distributions to unitholders and general partner	(20.5)	(17.6)	(38.2)	(1.5)	—	—	(77.8)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(82.7)	—	(82.7)
Non-cash contribution from MPC	—	—	—	—	0.3	—	0.3
Equity-based compensation	1.4	—	—	—	—	—	1.4
Balance at December 31, 2013	$412.0	$57.4	$209.3	$(32.5)	$467.9	$—	$1,114.1
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation
Description of the Business – MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of December 31, 2013, the Partnership’s assets consisted of a 56.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100 percent interest in a butane cavern in Neal, West Virginia with approximately 1.0 million barrels of storage capacity.
On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the "Partnership,” “we,” “our,” “us,” or like terms used in the present tense or for periods starting on or after October 31, 2012, refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 56.0 percent general partner interest at December 31, 2013. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used for periods prior to October 31, 2012, refer to MPLX LP Predecessor, our predecessor for accounting purposes. References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Prior to June 30, 2011, MPC was a wholly-owned subsidiary of Marathon Oil Corporation. Marathon Oil Corporation and all its subsidiaries and equity method investments not spun off with MPC are referred to as “Marathon Oil.” The Partnership was formed on March 27, 2012, as a Delaware limited partnership. See Note 4 for information regarding the closing of the Offering.
MPLX LP Predecessor included the assets, liabilities and results of operations of certain crude oil and product pipeline systems and associated storage assets of MPC operated and held by MPL and ORPL prior to their contribution to the Partnership in connection with the Offering. Prior to the Offering, MPLX LP Predecessor results also included MPL’s minority undivided joint interests in two crude oil pipeline systems that were not contributed to the Partnership at the Offering. See Note 5.
Net income attributable to MPLX LP for the period prior to the Offering on October 31, 2012 and the year ended December 31, 2011 included 100 percent of the net income related to the assets that were contributed to MPLX LP, while net income attributable to MPLX LP for the period in 2012 following the Offering and the year ended December 31, 2013 reflect the 51.0 percent general partner interest in Pipe Line Holdings initially contributed to MPLX LP through April 30, 2013 and thereafter the 56.0 percent general partner interest. For the periods subsequent to the Offering through April 30, 2013, we consolidated the results of operations of Pipe Line Holdings and then recorded a 49.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash. Following the acquisition, we continued to consolidate the results of operations of Pipe Line Holdings and then recorded a 44.0 percent noncontrolling interest deduction for the limited partner interest in Pipe Line Holdings retained by MPC. The change in the Pipe Line Holdings general partner ownership interest is discussed in Note 3. The Neal, West Virginia butane cavern financial results are reflected only in the periods following the Offering. Additional differences in revenues and expenses are attributable to changes in agreements and activities, as detailed in Note 5. Due to these factors, our results of operations subsequent to the Offering are not comparable to our Predecessor’s historical results of operations.
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
Certain reclassifications of prior periods' data have been made to conform to current classifications. On the December 31, 2012 consolidated balance sheet, deferred revenue-related parties of $4.2 million has been reclassified from payables to related parties to a separate line.

2. Summary of Principal Accounting Policies
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
Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned and controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated. We consolidate Pipe Line Holdings, in which we own the 56.0 percent general partner interest and record a noncontrolling interest for the 44.0 percent limited partner interest retained by MPC as of December 31, 2013.
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
Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. The deficiency payments are initially recorded as deferred revenue - related parties. We recognize revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. The use or expiration of the credits is a decrease in deferred revenue - related parties.
Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.
Restricted cash - Restricted cash consists of cash advances to be used for the operation and maintenance of an operated pipeline system. At December 31, 2013, the amount of restricted cash included in other current assets on the consolidated balance sheet was $7.3 million.
Receivables – Our receivables primarily consist of customer accounts receivable that are recorded at the invoiced amounts and do not bear interest. Account balances for these customer receivables are charged directly to bad debt expense when it becomes probable the receivable will not be collected.

Materials and supplies inventories – Inventories consist of materials and supplies, and cost is determined primarily under the specific identification method.
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
Property, plant and equipment – Property, plant and equipment are recorded at cost and depreciated on a straight-line basis for groups of property having similar economic characteristics over the estimated useful lives. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.
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
Net income per limited partner unit - We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. The classes of participating securities include common units, subordinated units, general partner units, certain equity-based compensation awards and incentive distribution rights. Net income attributable to MPLX LP is allocated to the unitholders differently for preparation of the consolidated statements of equity/net investment and the calculation of net income per limited partner unit. In preparing our consolidated statements of equity/net investment, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages.
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

3. Acquisition

On May 1, 2013, we acquired an additional 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million, which was funded with cash on hand. We recorded the additional 5.0 percent interest in Pipe Line Holdings at its historical carrying value of $53.6 million and the excess cash paid over historical carrying value of $46.4 million as a decrease to general partner equity. Prior to this transaction, the 5.0 percent interest was held by MPC and was reflected as part of the noncontrolling interest retained by MPC in our consolidated financial statements. The acquisition of the additional 5.0 percent interest was accounted for on a prospective basis as we acquired an additional interest in an already-consolidated entity. The cash flow impact is reflected in financing activities. Beginning May 1, 2013, our consolidated financial statements reflect the 56.0 percent general partner interest in Pipe Line Holdings owned by MPLX LP, while the 44.0 percent limited partner interest held by MPC is reflected as a noncontrolling interest. The terms of the acquisition were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings were as follows:

(In millions)	2013	2012	2011
Net income attributable to MPLX LP	$77.9	$130.8	$134.0
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchase of additional interest in Pipe Line Holdings	(46.4)	—	—
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$31.5	$130.8	$134.0

4. Initial Public Offering
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
Under the storage services agreements, we are obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC pays us a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. We may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2014.

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

Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line Company LLC (“Blanchard Pipe Line”), a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard Pipe Line that it acquired in conjunction with MPC’s acquisition of the Galveston Bay refinery. Under the operating agreement, we receive an initial annual fee of $1.0 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline systems. The term of the operating agreement is until December 31, 2014, and it is automatically extended from year to year thereafter unless terminated by either party at least three months prior to the end of the term.
Effective October 1, 2013, MPL entered into an operating and maintenance agreement with the owners of the Capline pipeline system. The Capline system is a 635 mile, 40-inch crude oil pipeline running from St. James, Louisiana to Patoka, Illinois. MPC owns a 32.6 percent undivided joint interest in the Capline system. Under the agreement we receive an annual fee of initially $1.8 million, subject to adjustment for inflation, and are reimbursed for specific costs associated with operating the pipeline system. The initial term of this agreement is until August 31, 2018, and it is automatically extended for successive five year terms thereafter unless terminated by either party at least ten months prior to the end of the term.
Management Services Agreements
Prior to the closing of the Offering, MPL entered into two management services agreements with MPC under which we provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets. We receive fixed annual fees under the agreements for providing the required management services in the amount of $0.7 million. We may adjust annually for inflation and based on changes in the scope of management services provided.
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
Sales to related parties were as follows:

(In millions)	2013	2012	2011
MPC	$384.2	$367.8	$334.8
Related party sales to MPC consisted of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

The fees received for operating pipelines for related parties included in other income - related parties on the consolidated statements of income were as follows:

(In millions)	2013	2012	2011
MPC	$17.6	$12.0	$6.4
Marathon Oil	—	—	1.9
Centennial	1.1	1.0	1.0
Muskegon	0.1	0.1	0.1
Total	$18.8	$13.1	$9.4
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

(In millions)	2013	2012	2011
MPC	$18.0	$13.6	$14.7
Marathon Oil	—	—	0.5
Total	$18.0	$13.6	$15.2
Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities, and allocations of corporate overhead costs from MPC and Marathon Oil for periods prior to the Offering. These charges were as follows:

(In millions)	2013	2012	2011
MPC	$31.4	$22.6	$19.2
Marathon Oil	—	—	1.7
Total	$31.4	$22.6	$20.9
In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

(In millions)	2013	2012	2011
MPC	$8.0	$5.5	$3.6

Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. Expenses incurred under the employee services agreements for periods subsequent to October 1, 2012, are shown in the table below by the income statement line where they were recorded. For periods prior to October 1, 2012, MPL employees were considered to participate in multiemployer benefit plans of MPC. Our allocated share of MPC’s employee benefit plan expenses for periods prior to October 1, 2012, including costs related to stock-based compensation plans, is shown in the table below by income statement line and was based upon a percentage of the salaries and wages of employees whose costs were recorded in each income statement line. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses. Our allocated share of benefit plan expenses recorded in general and administrative expenses for 2012 included $9.5 million of pension expenses related to lump sum payments made by MPC for periods prior to the October 1, 2012 employee transfer date. Expenses for employee benefit plans other than stock-based compensation plans were allocated to us primarily as a percentage of headcount. For the stock-based compensation plans, we were charged with the expenses directly attributed to our Predecessor’s employees, which were $1.1 million and $0.6 million for 2012 and 2011, respectively.

(In millions)	2013	2012	2011
Purchases from related parties	$76.6	$30.8	$13.8
General and administrative expenses	15.7	23.1	14.6
Total	$92.3	$53.9	$28.4
Receivables from related parties were as follows:

	December 31,
(In millions)	2013	2012
MPC	$47.4	$37.6
Centennial	0.6	0.3
Muskegon	0.3	0.1
Total	$48.3	$38.0

Prepaid assets with related parties included in other current assets on the consolidated balance sheets were as follows:

	December 31,
(In millions)	2013	2012
MPC	$0.4	$—

At December 31, 2013 and 2012, we also had long-term receivables of $0.2 million and $0.3 million from MPC, which were included in other noncurrent assets on the consolidated balance sheets, related to an indemnification provided under the omnibus agreement.
Payables to related parties were as follows:

	December 31,
(In millions)	2013	2012
MPC	$12.8	$13.4

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as deferred revenue-related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. The use or expiration of the credits is a decrease in deferred revenue-related parties.

During 2013, and the period October 31, 2012 through December 31, 2012, MPC did not transport its minimum committed volumes on certain pipeline systems. The resulting deficiencies were all related to transportation services agreements which have four quarter make-up periods. The deferred revenue-related parties associated with the minimum volume deficiencies were as follows:

	December 31,
(In millions)	2013	2012
Minimum volume deficiencies - MPC	$34.0	$4.2
To centralize cash management activities for MPC, MPC Investment Fund, Inc. (“MPCIF”), a wholly-owned subsidiary of MPC, was established and an agreement was executed on June 21, 2011, among MPCIF, MPL and ORPL. On a daily basis, we sent our excess cash to MPCIF as an advance or requested cash from MPCIF as a draw. Our net cash balance with MPCIF on the last day of each quarter was classified as loans receivable from related party or as loans payable to related party. The loan balance remained constant until the last day of the next quarter. Loans receivable earned interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 10 basis points. Loans payable bore interest at the three-month LIBOR plus 50 basis points. At the end of each quarter, the net balance of the daily advances and draws and the accrued interest was rolled into the loan balance for the subsequent quarter. The agreement was scheduled to terminate on January 1, 2020, however at any time during the agreement, a loan from MPCIF could be repaid or a demand for repayment could be made for a loan to MPCIF. We could terminate our participation at any time during the agreement. At December 31, 2011, our loans receivable from MPCIF were $220.4 million. The agreement was terminated on September 28, 2012, in connection with the Offering.
In 2011, we had agreements with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, to invest our excess cash. Such investments consisted of shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”). We had the right to redeem all or any portion of the PFD Preferred Stock on any business day at $2,000 per share. Dividends on PFD Preferred Stock were declared and settled daily. All of our investments in PFD Preferred Stock were redeemed prior to the termination of these agreements on June 30, 2011.
Related party interest and other financial income were as follows:

(In millions)	2013	2012	2011
Dividend income:
PFD Preferred Stock	$—	$—	$1.9
Interest income:
Loans receivable from MPCIF	—	1.3	0.4
Related party interest and other financial income	$—	$1.3	$2.3
In 2012, we sold a newly constructed asset to MPC for its $1.3 million carrying value.

Certain asset transfers between us and MPC and certain expenses, such as stock-based compensation, incurred by MPC on our behalf have been recorded as non-cash capital contributions or distributions. The non-cash contributions from MPC were $0.3 million for 2013 and net non-cash distributions to MPC were $98.2 million and $0.3 million in 2012 and 2011. We recorded property, plant and equipment additions related to capitalized interest incurred by MPC on our behalf of $0.3 million, $0.7 million and less than $0.1 million in 2013, 2012 and 2011, which were reflected as contributions from MPC. Also included in the 2012 net non-cash distribution were several transactions that occurred on October 31, 2012, in conjunction with the Offering. MPL made a $224.1 million distribution to MPC of its minority undivided joint interests in two crude oil pipeline systems. The revenues, expenses, assets and liabilities attributable to these two pipeline systems were included in the consolidated financial statements for periods prior to the Offering. MPC made a $121.4 million contribution to us of its Neal, West Virginia butane cavern. MPC also contributed net assets of $3.7 million to us related to the balancing of working capital and the indemnification of environmental liabilities.

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
Net income per limited partner unit is only calculated for the periods subsequent to the Offering as no units were outstanding prior to October 31, 2012. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2013 or 2012.

(In millions)	2013	October 31, 2012 to December 31, 2012
Net income attributable to MPLX LP subsequent to initial public offering	$77.9	$13.1
Less: General partner’s distributions declared (including IDRs)(1)	1.9	0.3
Limited partners’ distributions declared on common units(1)	43.2	6.5
Limited partner’s distributions declared on subordinated units(1)	43.1	6.5
Distributions in excess of net income attributable to MPLX LP	$(10.3)	$(0.2)

(1)
On January 23, 2014, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.3125 per unit, totaling $23.7 million. This distribution was paid on February 14, 2014 to unitholders of record on February 4, 2014.

	2013
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$1.9	$43.2	$43.1	$88.2
Distributions in excess of net income attributable to MPLX LP	(0.2)	(4.4)	(5.7)	(10.3)
Net income attributable to MPLX LP	$1.7	$38.8	$37.4	$77.9
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.05	$1.01
Diluted		$1.05	$1.01

	October 31, 2012 to December 31, 2012
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP subsequent to initial public offering:
Distribution declared	$0.3	$6.5	$6.5	$13.3
Distributions in excess of net income attributable to MPLX LP subsequent to initial public offering	(0.1)	—	(0.1)	(0.2)
Net income attributable to MPLX LP subsequent to initial public offering	$0.2	$6.5	$6.4	$13.1
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP subsequent to initial public offering per limited partner unit:
Basic		$0.18	$0.17
Diluted		$0.18	$0.17

7. Equity

Units Outstanding - We had 36,951,515 common units outstanding as of December 31, 2013. Of that number, 17,056,515 were owned by MPC, which also owned 36,951,515 subordinated units. The 2.0 percent general partner interest, represented by 1,508,225 general partner units, was owned by MPC.
There were no changes to the number of units outstanding since the Offering, through December 31, 2013.
Issuance of Additional Securities - Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.
Incentive Distribution Rights - The following table illustrates the percentage allocations of available cash from operating surplus between the common and subordinated unitholders and our general partner based on the specified target distribution levels. The amounts set forth under marginal percentage interest in distributions are the percentage interests of our general partner and common and subordinated unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total quarterly distribution per unit target amount." The percentage interests shown for our common and subordinated unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0 percent general partner interest, our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

			Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount		Unitholders	General Partner
Minimum quarterly distribution	$0.2625		98.0%	2.0%
First target distribution	above $0.2625	up to $0.301875	98.0%	2.0%
Second target distribution	above $0.301875	up to $0.328125	85.0%	15.0%
Third target distribution	above $0.328125	up to $0.393750	75.0%	25.0%
Thereafter	above $0.393750		50.0%	50.0%

Net Income Allocation - The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

(in millions)	2013	October 31, 2012 to December 31, 2012
Net income attributable to MPLX subsequent to initial public offering	$77.9	$13.1
Less: Income allocated to incentive distribution rights	0.1	—
Net income attributable to MPLX LP available to general and limited partners	$77.8	$13.1

General partner's 2.0% interest in net income attributable to MPLX LP	$1.6	$0.2
Income allocated to incentive distribution rights	0.1	—
General partner's interest in net income attributable to MPLX LP subsequent to initial public offering	$1.7	$0.2

Cash distributions - Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on January 23, 2014, we declared a quarterly cash distribution, based on the results of the fourth quarter of 2013, totaling $23.7 million, or $0.3125 per unit. This distribution was paid on February 14, 2014 to unitholders of record on February 4, 2014.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the year ended December 31, 2013 and the period October 31, 2012 to December 31, 2012. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(in millions)	2013	October 31, 2012 to December 31, 2012
General partner's distributions:
General partner's distributions	$1.8	$0.3
General partner's incentive distribution rights	0.1	—
Total general partner's distributions	$1.9	$0.3
Limited partners' distributions:
Common unitholders	$43.2	$6.5
Subordinated unitholders	43.1	6.5
Total limited partners' distributions	86.3	13.0
Total cash distributions declared	$88.2	$13.3

8. Major Customer and Concentration of Credit Risk
MPC accounted for 82.6 percent, 82.2 percent and 83.1 percent of our total revenues and other income for 2013, 2012 and 2011, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties, which are treated as third-party revenue for accounting purposes. We provide crude oil and product pipeline transportation and storage services to MPC and operate pipelines on behalf of MPC.
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

9. Other Items
Net interest and other financial income (costs) were:

(In millions)	2013	2012	2011
Interest income	$0.3	$0.1	$—
Interest expense	(1.1)	(0.8)	(0.7)
Interest capitalized	0.9	0.7	0.5
Other financial costs	(1.2)	(0.2)	—
Net interest and other financial income (costs)	$(1.1)	$(0.2)	$(0.2)

10. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Texas, Tennessee and Kentucky.
Our income tax benefit was $0.2 million in 2013 and expense of $0.3 million and $0.1 million for 2012 and 2011. Our effective tax rate was (0.1) percent, 0.2 percent and 0.1 percent for 2013, 2012 and 2011.
The following table summarizes the activity in unrecognized tax benefits for 2013 and 2012. There were no unrecognized tax benefits in 2011.

(In millions)	2013	2012
January 1 balance	$0.2	$—
Additions (reductions) for tax positions of prior years	(0.2)	0.2
December 31 balance	$—	$0.2
If the unrecognized tax benefits as of December 31, 2013 were recognized, less than $0.1 million would affect our effective income tax rate. There were no uncertain tax positions as of December 31, 2013 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly increase or decrease during the next twelve months.
Any interest and penalties related to income taxes were recorded as a part of the provision for income taxes. Such interest and penalties were net benefits of $0.1 million in 2013, and net expenses of $0.1 million in 2012 and less than $0.1 million in 2011. As of December 31, 2013 and 2012, less than $0.1 million and $0.1 million of interest and penalties were accrued related to income taxes. In addition, we have state tax year 2012 open to examination.
In taxable jurisdictions, we recorded deferred income taxes on all temporary differences between the book basis and the tax basis of assets and liabilities. At December 31, 2013 and 2012, we had no net deferred tax liability.

11. Property, Plant and Equipment

	Estimated Useful Lives	December 31,
(In millions)		2013	2012
Land		$5.3	$5.3
Pipelines and related assets	19 - 42 years	1,060.7	971.7
Storage and delivery facilities	24 - 37 years	165.7	164.8
Other	10 - 25 years	22.8	22.6
Assets under construction		21.9	21.9
Total		1,276.4	1,186.3
Less accumulated depreciation		309.8	276.3
Property, plant and equipment, net		$966.6	$910.0
Property, plant and equipment includes gross assets acquired under capital leases of $24.9 million at December 31, 2013 and 2012, with related amounts in accumulated depreciation of $5.7 million and $5.0 million at December 31, 2013 and 2012.

12. Goodwill
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of our reporting unit has been reduced below carrying value. We have performed our annual impairment tests, and no impairment in the carrying value of goodwill has been identified during the periods presented.
The changes in the carrying amount of goodwill for 2013 and 2012 were as follows:

(In millions)	2013	2012
Beginning balance	$104.7	$134.2
Distribution to MPC (1)	—	(29.5)
Ending balance	$104.7	$104.7

(1)	Associated with the minority undivided joint interests in two crude oil pipeline systems distributed on October 31, 2012, in conjunction with the Offering. See Notes 5 and 15.

13. Fair Value Measurements
Fair Values – Recurring
There were no assets accounted for at fair value on a recurring basis at December 31, 2013 and 2012.
Fair Values – Reported
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

14. Debt
Our outstanding borrowings at December 31, 2013 and 2012 consisted of the following:

	December 31,
(In millions)	2013	2012
MPL - capital lease obligations due 2020	$10.5	$11.3
Amounts due within one year	0.7	0.7
Total long-term debt due after one year	$9.8	$10.6
The following table shows five years of scheduled debt payments.

(In millions)
2014	$0.7
2015	0.8
2016	0.9
2017	0.9
2018	1.0
Revolving Credit Agreement
On September 14, 2012, MPLX Operations, an affiliate of MPC and a wholly-owned subsidiary of the Partnership, as the borrower, and the Partnership, as the parent guarantor, entered into a five-year revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement became effective following the Offering and has an initial borrowing capacity of $500.0 million. The Credit Agreement includes letter of credit issuing capacity of up to $250.0 million and swingline loan capacity of up to $50.0 million. There were no borrowings or letters of credit outstanding under the Credit Agreement at December 31, 2013 or 2012.

As defined in the Credit Agreement, the financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). We were in compliance with this financial covenant at December 31, 2013 and 2012 as well as other covenants contained in the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the Adjusted LIBO Rate plus a margin, or the Alternate Base Rate plus a margin (as defined in the Credit Agreement). The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or the Partnership’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

15. Supplemental Cash Flow Information

(In millions)	2013	2012	2011
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$—	$—	$0.2
Income taxes paid	0.1	0.2	0.3
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	$4.0	$—	$—
Property, plant and equipment contributed by MPC	0.3	—	—
Distribution to MPC in conjunction with the Offering
Receivables from related parties	—	(5.7)	—
Materials and supplies inventories	—	(0.3)	—
Property, plant and equipment	—	(187.7)	—
Goodwill	—	(29.5)	—
Other noncurrent assets	—	(2.2)	—
Accounts payable	—	(0.3)	—
Accrued taxes	—	(1.0)	—
Contribution from MPC in conjunction with the Offering
Receivables from related parties	$—	$7.4	$—
Property, plant and equipment	—	121.4	—
Other noncurrent assets	—	0.3	—
Payables to related parties	—	3.9	—
Accrued taxes	—	0.1	—
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2013	2012	2011
Additions to property, plant and equipment	$106.5	$135.6	$49.8
Plus: Increase (decrease) in capital accruals	(5.3)	3.2	4.1
Asset retirement expenditures	8.3	9.2	2.0
Total capital expenditures	$109.5	$148.0	$55.9

The following is a reconciliation of contributions from (distributions to) MPC:

(In millions)	2013	2012	2011
Contributions from (distributions to) MPC per consolidated statements of cash flows	$—	$(262.7)	$37.3
Net non-cash contributions from (distributions to) MPC	0.3	(98.2)	(0.3)
Contributions from (distributions to) MPC per consolidated statements of equity/net investment	$0.3	$(360.9)	$37.0
See Note 5 for information regarding net non-cash contributions from (distributions to) MPC.

16. Equity-Based Compensation Plan
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
Phantom Units – We grant phantom units under the MPLX 2012 Plan to non-employee directors of MPLX LP's general partner and MPC. Awards to non-employee directors are accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.
We grant phantom units under the MPLX 2012 Plan, to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These grants are accounted for as employee awards. In general, these phantom units will vest over a requisite service period of three years. Prior to vesting, these phantom unit recipients will not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at December 31, 2013 were less than $0.1 million.
The fair values of phantom units are based on the fair value of MPLX LP common limited partner units on the grant date.
Performance Units - We grant performance units under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These awards are intended to have a per unit payout determined by the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per-unit payout will be the average of the results of four measurement periods during the 36 month requisite service period. These performance units will pay out 75.0 percent in cash and 25.0 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and have a grant date fair value of $0.74 per unit, as calculated using a Monte Carlo valuation model.

Outstanding Phantom Unit Awards
The following is a summary of phantom unit award activity of MPLX LP common limited partner units in 2013:

	Phantom Units
	Number of Units	Weighted Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2012	1,951	$26.69
Granted	75,803	34.02
Outstanding at December 31, 2013	77,754	33.84
Vested and expected to vest at December 31, 2013	76,515	33.85	$3.4
Convertible at December 31, 2013	15,072	34.70	$0.7
The 15,072 convertible units are held by our non-employee directors and are non-forfeitable and issuable upon the director’s departure from our board of directors.
As of December 31, 2013, unrecognized compensation cost related to phantom unit awards was $1.3 million, which is expected to be recognized over a weighted average period of 1.8 years.
Outstanding Performance Unit Awards
The following is a summary of activity of performance unit awards paying out in MPLX LP common limited partner units in 2013:

Number of Units
Outstanding at December 31, 2012	—
Granted	436,917
Settled	—
Forfeited	—
Outstanding at December 31, 2013	436,917
As of December 31, 2013, unrecognized compensation cost related to equity-classified performance unit awards was $0.2 million, which is expected to be recognized over a weighted average period of 2 years.
Performance units paying out in units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of these assumptions:

Expected annual distributions per unit	$1.05
Risk-free interest rate	0.35%
Look-back period	2.84 years
Expected volatility	16.75%
Grant date fair value of performance units granted	$0.74

The assumption for expected volatility of our unit price reflects the average historical volatility for a selected group of peer publicly traded partnerships. The look-back period reflects the remaining performance period at the grant date. The risk-free interest rate for the remaining performance period as of the grant date is based on the U.S. Treasury yield curve in effect at the time of the grant.
Total Unit-Based Compensation Expense
Total unit-based compensation expense for awards settling in MPLX LP limited partner common units was $1.4 million in 2013 and $0.1 million in 2012 for the period subsequent to the Offering.

MPC’s Stock-based Compensation
Certain MPL employees supporting the Predecessor's operations were historically granted long-term incentive compensation awards under MPC’s stock-based compensation programs, which primarily consist of stock options, restricted common stock, and performance units. The Predecessor is allocated expenses for these stock-based compensation costs and these costs are included in general and administrative expenses. For 2011 and for 2012 for the period prior to the transfer of the MPL employees on October 1, 2012, expense allocated to the Predecessor was $0.6 million and $0.9 million. For the period October 1, 2012 through December 31, 2012 and for 2013, $0.2 million and $1.0 million, respectively, of stock-based compensation expenses were charged to MPLX under our employee matters agreement with MPC.

17. Leases
We lease a pipeline, vehicles, building space, pipeline equipment and land under long-term operating leases. Most of these leases include renewal options. We also lease certain pipelines under a capital lease that has a fixed price purchase option in 2020. Future minimum commitments as of December 31, 2013, for capital lease obligations and for operating lease obligations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2014	$1.4	$8.7
2015	1.3	8.7
2016	1.4	8.1
2017	1.3	7.3
2018	1.4	7.3
Later years	6.6	10.9
Total minimum lease payments	13.4	$51.0
Less imputed interest costs	2.9
Present value of net minimum lease payments	$10.5
Operating lease rental expense was:

(In millions)	2013	2012	2011
Minimum rental	$9.9	$7.0	$2.4

18. Commitments and Contingencies
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
At December 31, 2013 and 2012, accrued liabilities for remediation totaled $1.1 million and $1.5 million, respectively. At December 31, 2013 and 2012, it is reasonably possible that an estimated loss existed of up to $0.4 million and $0.5 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $0.3 million and $2.0 million at December 31, 2013 and 2012, respectively.

Legal Proceedings – In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL. These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.
Guarantees - We have entered into guarantees with maximum potential undiscounted payments totaling $1.4 million as of December 31, 2013, which consist of leases of vehicles extending through 2018 that contain general lease indemnities and guaranteed residual values.
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

Contractual commitments – At December 31, 2013 our contractual commitments to acquire property, plant and equipment totaled $9.6 million. Our contractual commitments at December 31, 2013 were primarily related to a multi-year SCADA (supervisory control and data acquisition) system upgrade project.

19. Subsequent Event

On February 27, 2014, we entered into an agreement to acquire an additional 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million. The transaction will be effective March 1, 2014. We intend to finance the transaction with $40.0 million cash on hand and by borrowing $270.0 million on our revolver. Following the acquisition, our ownership interest in Pipe Line Holdings will be 69.0 percent.

20. Condensed Consolidating Financial Statements
For purposes of the following footnote, MPLX LP is referred to as "Parent Guarantor" and MPLX Operations is referred to as "Subsidiary Issuer." All other consolidated subsidiaries of the Partnership are collectively referred to as "Non-Guarantor Subsidiaries." The condensed consolidating financial information is provided in connection with the potential issuance of debt securities by the Subsidiary Issuer, which are anticipated to be fully and unconditionally guaranteed by the Parent Guarantor.
The following condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the accounts of the Subsidiary Issuer, the combined accounts of the Non-Guarantor Subsidiaries, consolidating adjustments and the Partnership’s consolidated financial information. The condensed consolidating financial information should be read in conjunction with the Partnership’s accompanying consolidated financial statements and related notes. The Parent Guarantor's and the Subsidiary Issuer’s investment in and equity income from their consolidated subsidiaries are presented in accordance with the equity method of accounting in which the equity income from consolidated subsidiaries includes the results of operations of the Partnership assets for periods including and subsequent to the Offering. For periods prior to the Offering, Non-Guarantor Subsidiaries represent MPLX LP Predecessor.

Consolidating Statements of Income

	Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$78.9	$—	$78.9
Sales to related parties	—	—	384.2	—	384.2
Other income	—	—	4.4	—	4.4
Other income - related parties	—	—	18.8	—	18.8
Equity in earnings of subsidiaries	83.0	85.3	—	(168.3)	—
Total revenues and other income	83.0	85.3	486.3	(168.3)	486.3
Costs and expenses:
Cost of revenues (excludes items below)	—	—	135.9	—	135.9
Purchases from related parties	—	—	94.6	—	94.6
Depreciation	—	—	48.9	—	48.9
General and administrative expenses	5.0	—	48.7	—	53.7
Other taxes	0.1	—	6.1	—	6.2
Total costs and expenses	5.1	—	334.2	—	339.3
Income from operations	77.9	85.3	152.1	(168.3)	147.0
Net interest and other financial income (costs)	—	(2.3)	1.2	—	(1.1)
Income before income taxes	77.9	83.0	153.3	(168.3)	145.9
Provision (benefit) for income taxes	—	—	(0.2)	—	(0.2)
Net income	77.9	83.0	153.5	(168.3)	146.1
Less: Net income attributable to MPC-retained interest	—	—	—	68.2	68.2
Net income attributable to MPLX LP	$77.9	$83.0	$153.5	$(236.5)	$77.9

Consolidating Statements of Income

	Year Ended December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$74.4	$—	$74.4
Sales to related parties	—	—	367.8	—	367.8
Loss on sale of assets	—	—	(0.3)	—	(0.3)
Other income	—	—	6.9	—	6.9
Other income - related parties	—	—	13.1	—	13.1
Equity in earnings of subsidiaries	14.0	14.2	—	(28.2)	—
Total revenues and other income	14.0	14.2	461.9	(28.2)	461.9
Costs and expenses:
Cost of revenues (excludes items below)	—	—	173.8	—	173.8
Purchases from related parties	—	—	44.4	—	44.4
Depreciation	—	—	39.4	—	39.4
General and administrative expenses	0.9	—	48.9	—	49.8
Other taxes	—	—	11.3	—	11.3
Total costs and expenses	0.9	—	317.8	—	318.7
Income from operations	13.1	14.2	144.1	(28.2)	143.2
Related party interest and other financial income	—	—	1.3	—	1.3
Net interest and other financial income (costs)	—	(0.2)	—	—	(0.2)
Income before income taxes	13.1	14.0	145.4	(28.2)	144.3
Provision for income taxes	—	—	0.3	—	0.3
Net income	13.1	14.0	145.1	(28.2)	144.0
Less: Net income attributable to MPC-retained interest	—	—	—	13.2	13.2
Net income attributable to MPLX LP	13.1	14.0	145.1	(41.4)	130.8
Less: Predecessor income prior to initial public offering on October 31, 2012	—	—	117.7	—	117.7
Net income attributable to MPLX LP subsequent to initial public offering	$13.1	$14.0	$27.4	$(41.4)	$13.1

Consolidating Statements of Income

	Year Ended December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$62.1	$—	$62.1
Sales to related parties	—	—	334.8	—	334.8
Other income	—	—	4.3	—	4.3
Other income - related parties	—	—	9.4	—	9.4
Total revenues and other income	—	—	410.6	—	410.6
Costs and expenses:
Cost of revenues (excludes items below)	—	—	162.9	—	162.9
Purchases from related parties	—	—	29.0	—	29.0
Depreciation	—	—	36.3	—	36.3
General and administrative expenses	—	—	38.5	—	38.5
Other taxes	—	—	11.9	—	11.9
Total costs and expenses	—	—	278.6	—	278.6
Income from operations	—	—	132.0	—	132.0
Related party interest and other financial income	—	—	2.3	—	2.3
Net interest and other financial income (costs)	—	—	(0.2)	—	(0.2)
Income before income taxes	—	—	134.1	—	134.1
Provision for income taxes	—	—	0.1	—	0.1
Net income	$—	$—	$134.0	$—	$134.0

Consolidating Balance Sheets

	December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$7.2	$46.9	$—	$54.1
Receivables	0.4	—	11.8	—	12.2
Receivables from related parties	—	—	132.2	(83.9)	48.3
Materials and supplies inventories	—	—	11.6	—	11.6
Other current assets	0.3	—	8.6	—	8.9
Total current assets	0.7	7.2	211.1	(83.9)	135.1
Property, plant and equipment, net	—	—	966.6	—	966.6
Investment in subsidiaries	647.1	721.6	—	(1,368.7)	—
Goodwill	—	—	104.7	—	104.7
Other noncurrent assets	—	1.8	0.3	—	2.1
Total assets	$647.8	$730.6	$1,282.7	$(1,452.6)	$1,208.5
Liabilities
Current liabilities:
Accounts payable	$0.2	$0.3	$30.0	$—	$30.5
Payables to related parties	0.7	83.2	12.8	(83.9)	12.8
Deferred revenue - related parties	—	—	34.0	—	34.0
Accrued taxes	0.3	—	3.7	—	4.0
Long-term debt due within one year	—	—	0.7	—	0.7
Other current liabilities	—	—	1.4	—	1.4
Total current liabilities	1.2	83.5	82.6	(83.9)	83.4
Long-term debt	—	—	9.8	—	9.8
Deferred credits and other liabilities	0.4	—	0.8	—	1.2
Total liabilities	1.6	83.5	93.2	(83.9)	94.4
Equity
MPLX LP partners’ capital	646.2	647.1	1,189.5	(1,836.6)	646.2
Noncontrolling interest retained by MPC	—	—	—	467.9	467.9
Total equity	646.2	647.1	1,189.5	(1,368.7)	1,114.1
Total liabilities and equity	$647.8	$730.6	$1,282.7	$(1,452.6)	$1,208.5

Consolidating Balance Sheets

	December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$1.0	$9.7	$206.0	$—	$216.7
Receivables	—	—	17.6	—	17.6
Receivables from related parties	2.9	0.2	37.6	(2.7)	38.0
Materials and supplies inventories	—	—	8.9	—	8.9
Other current assets	0.3	—	2.3	—	2.6
Total current assets	4.2	9.9	272.4	(2.7)	283.8
Property, plant and equipment, net	—	—	910.0	—	910.0
Investment in subsidiaries	689.3	679.6	—	(1,368.9)	—
Goodwill	—	—	104.7	—	104.7
Other noncurrent assets	—	2.3	0.5	—	2.8
Total assets	$693.5	$691.8	$1,287.6	$(1,371.6)	$1,301.3
Liabilities
Current liabilities:
Accounts payable	$0.1	$—	$38.9	$—	$39.0
Payables to related parties	2.3	2.5	11.3	(2.7)	13.4
Deferred revenue - related parties	—	—	4.2	—	4.2
Accrued taxes	—	—	3.0	—	3.0
Long-term debt due within one year	—	—	0.7	—	0.7
Other current liabilities	—	—	3.0	—	3.0
Total current liabilities	2.4	2.5	61.1	(2.7)	63.3
Long-term debt	—	—	10.6	—	10.6
Deferred credits and other liabilities	—	—	0.6	—	0.6
Total liabilities	2.4	2.5	72.3	(2.7)	74.5
Equity
MPLX LP partners’ capital	691.1	689.3	1,215.3	(1,904.6)	691.1
Noncontrolling interest retained by MPC	—	—	—	535.7	535.7
Total equity	691.1	689.3	1,215.3	(1,368.9)	1,226.8
Total liabilities and equity	$693.5	$691.8	$1,287.6	$(1,371.6)	$1,301.3

Consolidating Statements of Cash Flow

	Year Ended December 31, 2013
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$76.8	$102.5	$208.8	$(175.9)	$212.2

Investing activities:
Additions to property, plant and equipment	—	(0.2)	(106.3)	—	(106.5)
Investment in Pipe Line Holdings	—	(100.0)	—	100.0	—
Loans to affiliates	—	—	(100.0)	100.0	—
Repayments of loans from affiliates	—	—	26.0	(26.0)	—
Disposal of assets	—	—	0.2	—	0.2
All other, net	—	—	(7.3)	—	(7.3)
Net cash provided by (used in) investing activities	—	(100.2)	(187.4)	174.0	(113.6)
Financing activities:
Proceeds from borrowings from affiliates	—	100.0	—	(100.0)	—
Payments on borrowings from affiliates	—	(26.0)	—	26.0	—
Long-term debt - repayments	—	—	(0.7)	—	(0.7)
Quarterly distributions	(77.8)	(78.8)	(97.1)	175.9	(77.8)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	(82.7)	—	(82.7)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	—	—	(100.0)	(100.0)
Net cash provided by (used in) financing activities	(77.8)	(4.8)	(180.5)	1.9	(261.2)
Net decrease in cash and cash equivalents	(1.0)	(2.5)	(159.1)	—	(162.6)
Cash and cash equivalents at beginning of period	1.0	9.7	206.0	—	216.7
Cash and cash equivalents at end of period	$—	$7.2	$46.9	$—	$54.1

Consolidating Statements of Cash Flow

	Year Ended December 31, 2012
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(1.4)	$1.7	$190.3	$—	$190.6

Investing activities:
Additions to property, plant and equipment	—	—	(135.6)	—	(135.6)
Distributions from (contributions to) subsidiaries	(202.0)	10.4	191.6	—	—
Disposal of assets	—	—	1.3	—	1.3
Investments - repayments of loans receivable from a related party	—	—	221.7	—	221.7
Net cash provided by (used in) investing activities	(202.0)	10.4	279.0	—	87.4
Financing activities:
Long-term debt - repayments	—	—	(0.7)	—	(0.7)
Debt issuance costs	—	(2.4)	—	—	(2.4)
Net proceeds from initial public offering	407.1	—	—	—	407.1
Proceeds from initial public offering distributed to MPC	(202.7)	—	—	—	(202.7)
Distributions to MPC	—	—	(262.7)	—	(262.7)
Net cash provided by (used in) financing activities	204.4	(2.4)	(263.4)	—	(61.4)
Net increase in cash and cash equivalents	1.0	9.7	205.9	—	216.6
Cash and cash equivalents at beginning of period	—	—	0.1	—	0.1
Cash and cash equivalents at end of period	$1.0	$9.7	$206.0	$—	$216.7

Consolidating Statements of Cash Flow

	Year Ended December 31, 2011
(in millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$—	$—	$181.9	$—	$181.9

Investing activities:
Additions to property, plant and equipment	—	—	(49.8)	—	(49.8)
Investments in related party debt securities - purchases	—	—	(260.6)	—	(260.6)
- redemptions	—	—	311.7	—	311.7
Investments - loans to a related party	—	—	(220.0)	—	(220.0)
Net cash used in investing activities	—	—	(218.7)	—	(218.7)
Financing activities:
Long-term debt - repayments	—	—	(0.6)	—	(0.6)
Contributions from MPC	—	—	37.3	—	37.3
Net cash provided by financing activities	—	—	36.7	—	36.7
Net decrease in cash and cash equivalents	—	—	(0.1)	—	(0.1)
Cash and cash equivalents at beginning of period	—	—	0.2	—	0.2
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$0.1

Select Quarterly Financial Data (Unaudited)

	2013				2012
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$109.9	$116.1	$118.2	$118.9	$97.5	$105.6	$116.2	$122.9
Income from operations	35.5	35.2	39.8	36.5	34.9	29.5	36.3	42.5
Net income	35.3	34.8	39.2	36.8	35.2	29.8	36.9	42.1
Net income attributable to MPLX LP	17.6	18.6	21.5	20.2	35.2	29.8	36.9	28.9
Net income attributable to MPLX LP subsequent to initial public offering on October 31, 2012	17.6	18.6	21.5	20.2	—	—	—	13.1
Net income attributable to MPLX LP subsequent to initial public offering per limited partner unit:
Common - basic	$0.26	$0.26	$0.29	$0.27	$—	$—	$—	$0.18
Common - diluted	0.26	0.26	0.29	0.27	—	—	—	0.18
Subordinated	0.21	0.23	0.29	0.27	—	—	—	0.17
Distributions declared per limited partner common unit	$0.2725	$0.2850	$0.2975	$0.3125	$—	$—	$—	$0.1769

Distributions declared:
Limited partner units - Public	$5.4	$5.7	$5.9	$6.2	$—	$—	$—	$3.5
Limited partner units - MPC	14.7	15.4	16.1	16.9	—	—	—	9.5
General partner units - MPC	0.4	0.4	0.5	0.5	—	—	—	0.3
Incentive distribution rights - MPC	—	—	—	0.1	—	—	—	—
Total distributions declared	$20.5	$21.5	$22.5	$23.7	$—	$—	$—	$13.3

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K.
Internal Control Over Financial Reporting
See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our general partner has nine directors. MPC appoints all members to the board of directors of our general partner, which we may refer to as our board. Our board has determined that Christopher A. Helms, David A. Daberko, Dan D. Sandman, John P. Surma and C. Richard Wilson, are independent under the independence standards of the NYSE.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, but we sometimes refer to these individuals as our employees.
Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our board or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.
Committees of the Board of Directors
Our board has an audit committee and a conflicts committee, and may have such other committees as the board shall determine from time to time. The audit committee and the conflicts committee are comprised entirely of independent directors. Additionally, an executive committee of the board, comprised of Gary R. Heminger and Dan D. Sandman, has been established to address matters that may arise between meetings of the board. This executive committee may exercise the powers and authority of the board subject to specific limitations consistent with applicable law.
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
Audit Committee Report
The Audit Committee has reviewed and discussed the Partnership’s audited financial statements for the year ended December 31, 2013 with the management of MPLX GP LLC, the Partnership’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP, the matters required to be discussed by the Public Company Accounting Oversight Board’s standard, Auditing Standard No. 16. The Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the applicable requirements of the Public Company Accounting Oversight Board for independent auditor communications with audit committees concerning independence and has discussed with PricewaterhouseCoopers LLP its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.
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

Name	Age as of January 31, 2014	Position with MPLX GP LLC
Gary R. Heminger	60	Chairman of the Board of Directors and Chief Executive Officer
Pamela K.M. Beall	57	Director and President
Donald C. Templin	50	Director, Vice President and Chief Financial Officer
David A. Daberko	68	Director
Christopher A. Helms	59	Director
Garry L. Peiffer	62	Director
Dan D. Sandman	65	Director
John P. Surma	59	Director
C. Richard Wilson	69	Director
George P. Shaffner	54	Vice President and Chief Operating Officer
Michael G. Braddock	56	Vice President and Chief Accounting Officer
Timothy T. Griffith	44	Vice President, Finance and Investor Relations, and Treasurer
J. Michael Wilder	61	Vice President, General Counsel and Secretary
Craig O. Pierson	57	Vice President, Operations
Gary R. Heminger. Gary R. Heminger was appointed chief executive officer and elected chairman of the board of directors of our general partner in June 2012. He is also president, chief executive officer and a member of the board of directors of MPC, and a member of the board of directors of Fifth Third Bancorp. Mr. Heminger serves as chairman of the board of trustees of Tiffin University and is a member of the Oxford Institute for Energy Studies and the U.S.-Saudi Arabian Business Council Executive Committee. In 2011, Mr. Heminger was appointed to the board of JobsOhio, a non-profit corporation that leads the state’s job creation and economic development activities. He is also on the boards of directors of the American Petroleum Institute and the American Fuel & Petrochemical Manufacturers, serving on the executive committees of both. Mr. Heminger began his career with Marathon in 1975 and has served in a variety of capacities. In addition to holding various finance and administration roles, he spent three years in London as part of the Brae Project and served in several marketing and commercial positions with Emro Marketing Company, the predecessor of Speedway LLC. He also served as president of Marathon Pipe Line Company. Mr. Heminger was named vice president of Business Development for Marathon Ashland Petroleum LLC upon its formation in 1998, senior vice president in 1999 and executive vice president in 2001. Mr. Heminger was appointed president of Marathon Petroleum Company LLC and executive vice president Marathon Oil Corporation - Downstream in 2001. He assumed his current position with MPC in 2011. Mr. Heminger earned a bachelor's degree in accounting from Tiffin University in 1976 and a master's degree in business administration from the University of Dayton in 1982. He is a graduate of the Wharton School Advanced Management Program at the University of Pennsylvania.
Qualifications: Mr. Heminger has extensive knowledge of all aspects of our business. As our chief executive officer, he leverages that expertise in advising on the strategic direction of the Partnership and apprising the board on issues of significance to the Partnership and our industry. Mr. Heminger also serves on one outside public company board of directors, which affords him a fresh perspective on management and governance. Mr. Heminger brings to our board energy industry expertise and a breadth of transactional experience.
Other Public Company Directorships: Marathon Petroleum Corporation (2011 to present); Fifth Third Bancorp (2006 to present)

Pamela K. M. Beall. Pamela K. M. Beall was appointed president and elected a member of the board of directors of our general partner effective January 2014. She is also the senior vice president, Corporate Planning, Government and Public Affairs of MPC. Ms. Beall serves on the board of trustees of The University of Findlay and is a member of The Ohio Society of CPAs. Ms. Beall began her career with Marathon in 1978 as an auditor and held positions with the Corporate Risk and Environmental Affairs and Domestic Funds organizations before transferring to USX Corporation as general manager, Treasury Services in 1985. She also held senior financial positions at NationsRent, Inc. and OHM Corporation, and served on the boards of directors of System One Services, Inc. and Boyle Engineering. Ms. Beall rejoined Marathon in 2002, as manager, Business Development for Marathon Ashland Petroleum LLC. She was named director, Corporate Affairs in 2003 and appointed director, Business Development in 2005. She then served as organizational vice president, Business Development - Downstream for Marathon Petroleum Company LLC in 2006. Ms. Beall was named vice president of Global Procurement for Marathon Oil Company in 2007, vice president of Products, Supply & Optimization for Marathon Petroleum Company LLC in 2010 and vice president, Investor Relations and Government & Public Affairs in 2011. Ms. Beall graduated from The University of Findlay with a bachelor's degree in accounting in 1978. In 1984, she received her master's degree in business administration from Bowling Green State University. Ms. Beall was licensed as a certified public accountant in Ohio in 1984.
Qualifications: As president of our general partner and senior vice president, Corporate Planning, Government and Public Affairs of MPC, Ms. Beall has extensive energy industry experience, specifically in the areas of finance and accounting, business development, risk management, procurement, investor relations and government affairs. She has also served as a senior executive in the environmental remediation and consumer products sectors, as well as on the boards of directors of other companies. Ms. Beall brings to our board her knowledge of the Partnership’s business and operations, and her perspective on its prospects for growth.
Other Public Company Directorships: None within the last five years
Donald C. Templin. Donald C. Templin was appointed vice president, chief financial officer and elected a member of the board of directors of our general partner in June 2012. Mr. Templin is also senior vice president and chief financial officer of MPC, and a member of the board of directors of Calgon Carbon Corporation. Mr. Templin is active in a number of charitable organizations, including the United Way. Prior to joining Marathon Petroleum in 2011, Mr. Templin was the managing partner of the audit practice for PricewaterhouseCoopers LLP (PwC) in Georgia, Alabama and Tennessee. While at PwC, he completed more than 25 years of providing auditing and advisory services to a wide variety of private, public and multinational companies. Mr. Templin joined PwC in Pittsburgh in 1984, where he worked with a number of manufacturing clients. While at PwC, he went on to serve in London, Kazakhstan and Baltimore before assuming his position in Atlanta in 2009. Mr. Templin is a graduate of Grove City College, a certified public accountant and a member of the American Institute of Certified Public Accountants.
Qualifications: As vice president and chief financial officer of our general partner and senior vice president and chief financial officer of MPC, Mr. Templin has specific expertise in the areas of accounting, audit and financial management. Mr. Templin also has a long and successful background in public accounting for energy sector clients and draws from that experience on matters relating to public company financial reporting requirements. Mr. Templin serves on one outside public company board of directors, which provides him exposure to perspectives on management and governance that may differ from those of our general partner. Mr. Templin brings his extensive energy industry background, particularly his expertise in accounting, financial reporting and strategic planning, to his service on our board.
Other Public Company Directorships: Calgon Carbon Corporation (2013 to present)
David A. Daberko. David A. Daberko was elected a member of the board of directors of our general partner effective October 2012. Mr. Daberko is chairman of the board of directors of the general partner of Access Midstream Partners, L.P., and serves on the boards of directors of MPC and RPM International, Inc. He is also a trustee of Case Western Reserve University, University Hospitals of Cleveland and Hawken School. Mr. Daberko joined National City Bank in 1968, and went on to hold a number of management positions with National City. In 1987 Mr. Daberko was elected deputy chairman of the corporation and president of National City Bank in Cleveland. He served as president and chief operating officer from 1993 until 1995, when he was named chairman of the board and chief executive officer. He retired as chief executive officer in June 2007 and as chairman of the board in December 2007. Mr. Daberko holds a bachelor's degree from Denison University and a master's degree in business administration from Case Western Reserve University.
Qualifications: With nearly forty years of experience in the banking industry, including twelve years as the chairman and chief executive officer of a large financial services corporation, Mr. Daberko has extensive knowledge of the financial services and investment banking sectors. He also has considerable experience from his service as a member of other public company boards of directors, including within the energy industry. Mr. Daberko brings to our board his knowledge of public company financial reporting requirements and an understanding of the energy business.

Other Public Company Directorships: Marathon Petroleum Corporation (2011 to present); Access Midstream Partners, L.P. (2010 to present); RPM International, Inc. (2006 to present); Marathon Oil Corporation (2002 to 2011)
Christopher A. Helms. Christopher A. Helms was elected a member of the board of directors of our general partner effective October 2012. Mr. Helms is chief executive officer of US Shale Energy Advisors LLC. He is also on the boards of directors of Coskata, Inc. and Questar Corporation. Mr. Helms is the founder of US Shale Energy Advisors, a firm that specializes in providing advisory services to domestic and international clients on issues arising out of the emerging North American shale developments. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as executive vice president and group chief executive officer. He was group president, pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as chief executive officer and executive director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission and storage business. Mr. Helms graduated with a bachelor of arts degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.
Qualifications: As the founder and chief executive of an energy advisory firm and a former senior executive with a natural gas company, Mr. Helms has significant experience in the oil and gas business. His background includes overseeing joint ventures and mergers and acquisitions within the midstream energy sector. He draws upon his prior capacity supervising financial reporting functions in his role as one of our named audit committee financial experts. Through his service on one other public company board of directors, Mr. Helms is exposed to other management styles and governance approaches. Mr. Helms serves as chair of our conflicts committee. He brings his considerable midstream energy expertise, particularly in operations and business combinations, and his skills in the areas of finance, accounting, compliance, strategic planning and risk oversight, to his service on our board.
Other Public Company Directorships: Questar Corporation (2013 to present)
Garry L. Peiffer. Garry L. Peiffer was elected a member of the board of directors of our general partner in June 2012. Mr. Peiffer retired as president of our general partner and as executive vice president, Corporate Planning and Investor & Government Relations of MPC, effective January 2014. He is a member of the board of directors of the Fifth Third Bank (Northwestern Ohio). Mr. Peiffer is also a member of the boards of trustees of the Blanchard Valley Health System and the Findlay-Hancock County Community Foundation, and serves on the Blanchard Valley Port Authority Board. Mr. Peiffer began his career with Marathon Oil Company in 1974. During his career, he held a variety of management positions with increasing responsibilities. These responsibilities included supervisor of employee savings and retirement plans, controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, Mr. Peiffer was appointed to the president's Commission on Executive Exchange serving for a year in the Pentagon as special assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon Oil and was named vice president of Finance and Administration for Emro Marketing Company. He served as assistant controller, Refining, Marketing and Transportation beginning in 1992. Mr. Peiffer was named senior vice president of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998, executive vice president of MPC in 2011 and president of our general partner in 2012. Mr. Peiffer graduated with a bachelor’s degree in accounting from Bowling Green State University in 1974 and passed the certified public accountant exam in Ohio that same year.
Qualifications: As the retired president of our general partner and retired executive vice president, Corporate Planning and Investor & Government Relations of MPC, Mr. Peiffer has an extensive energy industry background. His significant career accomplishments include leading finance organizations, successfully realizing several joint ventures and corporate reorganizations and implementing new information technology solutions. As a recognized leader in the industry, Mr. Peiffer led the Partnership through the initial public offering process and in its first year of operations. Mr. Peiffer brings a wealth of knowledge and market expertise to his role on our board.
Other Public Company Directorships: None within the last five years

Dan D. Sandman. Dan D. Sandman was elected a member of the board of directors of our general partner effective October 2012. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance since 2007. He is also on the board of directors of Roppe Corporation. Additionally, Mr. Sandman serves on the boards of directors of the Heinz History Center, the Carnegie Science Center, the Carnegie Hero Commission, the British American Business Council, the Pittsburgh Opera and Grove City College. He has also served as a court-appointed mediator of commercial cases pending in U.S. federal courts and lectured on the law of corporate governance at Oxford University. Mr. Sandman began his career with Marathon in 1973 and served in a series of legal positions of increasing responsibility. In 1986, Mr. Sandman was appointed general counsel and secretary of Marathon Oil Company, and in 1993 he was named general counsel and secretary of USX Corporation. Upon the spinoff of United States Steel Corporation from USX in 2002, Mr. Sandman was named vice chairman of the board of directors and chief legal & administrative officer of United States Steel, where he served until his retirement in 2007. During his time with United States Steel, Mr. Sandman was responsible at various times for management and oversight of aspects of Human Resources, Executive Compensation, Public Relations, Environmental and Government Affairs, as well as the Law Organization and the corporate secretary’s office. Mr. Sandman graduated with a bachelor of arts degree from The Ohio State University in 1970 and a juris doctor degree from The Ohio State University College of Law in 1973. Mr. Sandman attended the Stanford Executive Program in 1989.
Qualifications: As the former vice chairman and chief legal officer of a large industrial firm, Mr. Sandman has considerable experience in the legal affairs, transactional law, regulatory compliance and corporate governance, ethics and risk management matters that may arise in the context of the Partnership’s business. He has also served as general counsel of a large integrated oil company and thus has an energy industry background. Mr. Sandman teaches corporate governance law as an adjunct professor and serves on the board of directors of a private company engaged in a manufacturing business. Mr. Sandman brings to our board his valuable perspective, specifically on matters of strategic focus, governance and leadership.
Other Public Company Directorships: None within the last five years
John P. Surma. John P. Surma was elected a member of the board of directors of our general partner effective October 2012. Mr. Surma is a member of the boards of directors of MPC, Ingersoll-Rand plc and the Federal Reserve Bank of Cleveland. Additionally, Mr. Surma is on the board of directors of the National Safety Council. He was appointed by President Barack Obama to the President's Advisory Committee for Trade Policy and Negotiations and serves as its vice chairman. Mr. Surma retired as the chief executive officer of United States Steel Corporation effective September 1, 2013, and as executive chairman effective December 31, 2013. Prior to joining United States Steel, Mr. Surma served in several executive positions with Marathon. He was named senior vice president, Finance & Accounting of Marathon Oil Company in 1997, president, Speedway SuperAmerica LLC in 1998, senior vice president, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000 and president of Marathon Ashland Petroleum LLC in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP where he was admitted to the partnership in 1987. In 1983, Mr. Surma participated in the President’s Executive Exchange Program in Washington, D.C., where he served as executive staff assistant to the vice chairman of the Federal Reserve Board. Mr. Surma earned a bachelor of science degree in accounting from Pennsylvania State University in 1976.
Qualifications: As the retired chairman and chief executive officer of a large industrial firm, Mr. Surma has a broad range of experiences that shape his viewpoint on the strategic direction and operations of the Partnership. Mr. Surma brings to the board his significant experience in public accounting and in executive leadership in the energy and steel industries. His service on other public company boards of directors also affords him a perspective that is particularly valuable to our board.
Other Public Company Directorships: Marathon Petroleum Corporation (2011 to present); Ingersoll-Rand plc (2012 to present); United States Steel Corporation (2001 to 2013); Bank of New York Mellon (2007 to 2012)
C. Richard Wilson. C. Richard Wilson was elected a member of the board of directors of our general partner effective October 2012. Mr. Wilson is the owner of Plough Penny Associates, LLC, a consulting firm that offers services in the finance, marketing and general management disciplines. Mr. Wilson also serves on the board of directors of Minsi Trails Council, which is affiliated with the Boy Scouts of America. Mr. Wilson previously served in director and executive officer capacities with Buckeye Partners, L.P. and its general partner, Buckeye GP LLC. During his tenure with Buckeye Partners, Mr. Wilson held the positions of president and chief operating officer. While serving as chief operating officer, he was responsible for all aspects of Buckeye Partners’ operations and administration. In addition to pipeline operations, such responsibilities included finance, mergers and acquisitions, investor relations, legal, regulatory compliance, engineering and human relations. Mr. Wilson was a director of Buckeye GP LLC from 1986 until 2000, holding the role of vice chairman for two years. After Mr. Wilson’s retirement in 2000, he remained as a consultant to Buckeye Partners for an additional five years. Mr. Wilson graduated with a bachelor of arts degree in economics and a master’s degree in business administration, both from Rutgers University.

Qualifications: As a former director and the president and chief operating officer of Buckeye Partners, L.P., Mr. Wilson’s experience with the management and oversight of a master limited partnership dates back to the emergence of this business form in the pipeline industry. Mr. Wilson’s background as an executive in the midstream energy sector includes, at various points in time, his responsibility for pipeline operations, engineering, corporate administration, finance, mergers and acquisitions, investor relations and regulatory compliance. He draws upon his prior capacity supervising financial reporting functions in his role as chair of the audit committee of our board and in serving as one of our named audit committee financial experts. Mr. Wilson brings to our board his wealth of knowledge of the energy business, which makes him a valued contributor.
Other Public Company Directorships: None within the last five years
George P. Shaffner. George P. Shaffner was appointed vice president and chief operating officer of our general partner in June 2012. Mr. Shaffner is also senior vice president, Transportation and Logistics of MPC, and serves as chairman of the board of the Louisiana Offshore Oil Port (LOOP). Mr. Shaffner joined Marathon in 1981 as an associate engineer. He has held a number of engineering and managerial positions in the company's pipeline, marketing and refining operations, including as maintenance manager of the Detroit refinery from 1990 until 1992. He was named engineering manager at the Garyville refinery in 1992 and refining reliability manager in 1994. Mr. Shaffner was appointed division manager of MPC’s former St. Paul Park refinery in 2003 and its Detroit refinery in 2006. In his current role, he oversees MPC’s Terminal, Transport & Rail, Marketing & Transportation Engineering and Product Quality Organizations, as well as Marathon Pipe Line LLC operations. Mr. Shaffner graduated from Rose-Hulman Institute of Technology with a bachelor of science degree in mechanical engineering in 1981. He completed the Wharton School Advanced Management Program at the University of Pennsylvania in 2007.
Michael G. Braddock. Michael G. Braddock was appointed vice president and controller of our general partner in June 2012, and vice president and chief accounting officer in February 2014. Mr. Braddock is also vice president and controller of MPC, and is a member of the American Institute of Certified Public Accountants and The Ohio Society of CPAs. Mr. Braddock began his career with Marathon in 1980 as a joint interest auditor in the Internal Audit organization. In 1982 he accepted a position in Corporate Accounting and later served as the accounting analyst responsible for Marathon’s financial consolidation. In 1987 he transferred to the Tax organization and was appointed tax supervisor in 1988. In 1992 he transferred to USX Corporation as manager, Federal Income Tax Compliance. Mr. Braddock returned to Marathon in 1998 as manager, Income Tax Compliance, with responsibility for both income tax compliance and tax accounting functions. In 2002 he was named manager of Business Development within Marathon’s downstream business unit, with responsibility for a variety of pipeline related matters and projects. In 2005 he was appointed manager, Internal Audit where he led the downstream internal controls group. Mr. Braddock was appointed controller, Marathon Petroleum Company LLC in 2008. Mr. Braddock graduated from Ohio Northern University in 1980 with a bachelor of science degree in accounting and is a certified public accountant.
Timothy T. Griffith. Timothy T. Griffith was appointed vice president and treasurer of our general partner in September and June of 2012, respectively, and assumed responsibilities as vice president, Investor Relations effective January 2014. Mr. Griffith is also vice president, Finance and Investor Relations, and treasurer of MPC. Prior to joining MPC in 2011, he served as vice president and treasurer of Smurfit-Stone Container Corporation, where he had executive responsibility for the company's investor interface and treasury operations, including capital structure, cash management, insurance and investment oversight. Mr. Griffith has also served as vice president and treasurer of Cooper-Standard Automotive, as assistant treasurer of Lear Corporation, as the capital planning officer for Comerica Incorporated and as a derivatives specialist with Citicorp Securities. Mr. Griffith earned a bachelor’s degree in economics from Michigan State University in 1991 and a master of business administration from the University of Michigan in 1997. He is also a chartered financial analyst, a designation he has held since 1995.

J. Michael Wilder. J. Michael Wilder was appointed vice president, general counsel and secretary of our general partner in June 2012. Mr. Wilder is also vice president, general counsel and secretary of MPC. He has served as secretary-treasurer and president of The Findlay/Hancock County Bar Association, and as chairman of the Owens Community College Foundation Board of Directors and as chairman of the Kentucky Council on Child Abuse Board of Directors. Mr. Wilder joined Ashland Petroleum Company, a division of Ashland Inc., as a staff attorney in 1978 and was promoted to senior attorney in 1984. In 1986 he transferred to Ashland’s Valvoline Oil Company, where he served as senior attorney. In 1988 he was named vice president and general counsel for Ashland’s SuperAmerica convenience store group. In addition to law, his responsibilities with SuperAmerica at various times included real estate, design and construction, environmental, health and safety and marketing functions. He served as regional vice president for SuperAmerica's Northwest Region in 1995, and in 1996 was appointed to lead a reengineering effort for SuperAmerica's store operations. In connection with the formation of Marathon Ashland Petroleum LLC, Mr. Wilder was named general counsel and secretary in 1998. In 2009 he was appointed as deputy general counsel of Marathon Oil Company. He assumed his current position with MPLX GP LLC in 2012. Mr. Wilder received a bachelor's degree in political science from the University of Kentucky in 1975 and a juris doctor degree from the University of Kentucky College of Law in 1978. Mr. Wilder attended Ashland’s Executive Development Program at Indiana University in 1990, the Program for Management Development at Harvard University in 1995 and participated in Leadership Kentucky in 1997.
Craig O. Pierson. Craig O. Pierson was appointed vice president, Operations of our general partner in June 2012. Mr. Pierson has served as president of Marathon Pipe Line LLC since May 30, 2011. Mr. Pierson serves as an industry representative on the Technical Hazardous Liquid Pipeline Safety Standards Committee, which advises the Pipeline and Hazardous Materials Safety Administration on regulatory matters. Mr. Pierson joined Marathon Pipe Line Company in 1978 as a pipeline engineer. He also served as an internal control auditor for Marathon Oil Company before returning to a series of pipeline engineering and operations positions in Wyoming, Alaska, West Texas and Houston. In 1989 he helped develop a gas pipeline project in Syria. In 1991, Mr. Pierson was named manager of Engineering and Construction Services with responsibilities in the retail marketing sector. He then held operations manager positions for Marathon Pipe Line until 1997, when he joined an upstream development project on Sakhalin Island, Russia. In 2000 Mr. Pierson returned to operations manager positions for Marathon Ashland Pipe Line LLC, with responsibilities over Gulf Coast operations and the commissioning and start-up of Centennial Pipeline. Mr. Pierson graduated from Ohio Northern University with a bachelor of science degree in mechanical engineering in 1978.
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
LEADERSHIP STRUCTURE OF THE BOARD
As provided in our governance principles, our board of directors does not have a policy requiring the roles of chairman of the board and chief executive officer to be filled by separate persons or requiring the chairman of the board to be a non-management director. Mr. Heminger, our general partner’s chief executive officer, serves as chairman of the board. Our board has determined that due to his extensive knowledge of all aspects of the Partnership’s business, as well as the continued relationship between the Partnership and MPC, Mr. Heminger is in the best position to lead the board as its chairman.
Our governance principles also provide that when the role of chairman of the board is filled by the chief executive officer, the board may appoint an independent director as a “lead director” to preside over executive sessions of the board or other board meetings when the chairman is absent. Dan D. Sandman serves as the “lead director” of the board of directors of our general partner.
The leadership structure of our board, with the combined role of chairman and chief executive officer and the independent oversight promoted by our lead director, offers a balanced approach that our board believes serves the Partnership well at this time.
COMMUNICATIONS FROM INTERESTED PARTIES
All interested parties may communicate directly with our independent directors by submitting a communication in an envelope addressed to the “Board of Directors (non-management members)” in care of the secretary of our general partner. Additionally, communications with our audit and conflicts committee chairs may be made by sending an e-mail to: auditchair@mplx.com; or conflictschair@mplx.com.

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
BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act, as amended, requires the directors and executive officers of our general partner and persons who own more than 10.0 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10.0 percent of a registered class of our equity securities has complied with the applicable reporting requirements for transactions in our equity securities during the fiscal year ended December 31, 2013.
CODE OF BUSINESS CONDUCT
Our code of business conduct is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Code of Business Conduct.”
CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS
Our code of ethics for senior financial officers is available on the Partnership’s website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Code of Ethics for Senior Financial Officers.” This code of ethics applies to our chairman of the board of directors and chief executive officer, chief financial officer, vice president and controller, vice president and treasurer and other persons performing similar functions, as well as to those designated as senior financial officers by our chairman and chief executive officer or our audit committee.
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

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

The chairman of the board and independent directors of our general partner (the "Committee") have reviewed and discussed the Compensation Discussion and Analysis for 2013 with management and, after such review and discussions, the Committee has recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Gary R. Heminger, Chairman
David A. Daberko
Christopher A. Helms
Dan D. Sandman
John P. Surma
C. Richard Wilson

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Neither we, our general partner, nor any of our subsidiaries have employees. MPC has the contractual responsibility for providing the employees and other personnel necessary to conduct our operations. This includes all of our executive officers. For our executive officers who are also providing services to MPC and its affiliates other than us and our general partner, compensation is paid by MPC or its applicable affiliate. We pay MPC a fixed amount each month for the services of our executive officers. The amount we pay to MPC for services provided to us by our executive officers is outlined in the omnibus agreement and serves as the amount we report as “Salary” in our Summary Compensation Table.
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
We provide no bonus payments, benefit programs or perquisites to our executive officers.
Named Executive Officer Compensation
Our Named Executive Officers (“NEOs”) consist of our principal executive officer (PEO), our principal financial officer (PFO) and the three most highly compensated executive officers of our general partner other than the PEO and PFO who were serving as executive officers at the completion of the year ended December 31, 2013. Their names and titles as of that date were as follows:

Name	Title
Gary R. Heminger	Chairman of the Board and Chief Executive Officer
Donald C. Templin	Vice President and Chief Financial Officer
Garry L. Peiffer	President
George P. Shaffner	Vice President and Chief Operating Officer
Pamela K.M. Beall	Vice President, Investor Relations
Except with respect to awards that may be granted under our MPLX 2012 Plan, all responsibility and authority for compensation-related decisions for our NEOs remain with the compensation committee of the board of directors of MPC, currently composed of six independent directors, and are not subject to any approval by us, the board of directors of our general partner or any committees thereof. Other than awards granted under the MPLX 2012 Plan, MPC has the ultimate decision-making authority with respect to the total compensation of its and its subsidiaries’ executive officers and employees. The fixed amount charged to us for the services of our NEOs is provided for in the omnibus agreement.
All determinations with respect to awards to be made under the MPLX 2012 Plan to executive officers of MPC will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose.

Compensation Consultants

Our general partner does not have a compensation committee, and its board of directors has not hired its own compensation consultant. BDO USA, LLP was engaged to provide compensation consulting services and benchmarking information to the compensation department and executive management of MPC and our general partner, which may have been used by the board of directors in making compensation decisions.
ELEMENTS OF COMPENSATION
Base Compensation
Our NEOs earn a base salary for their services to MPC and to us, which is paid by MPC or its affiliates other than us. We incur only a fixed expense per month with respect to the compensation paid to each of our NEOs, as provided for in the omnibus agreement. As of December 31, 2013 the annualized fixed fee for each of our NEOs was as follows: Mr. Heminger, $1,175,000; Mr. Templin, $475,000; Mr. Peiffer, $475,000; Mr. Shaffner, $425,000; and Ms. Beall, $225,000.

Annual Cash Bonus Payments
Our NEOs are eligible to earn an annual bonus payment under MPC’s Annual Cash Bonus Program. The amount of any annual bonus payments to our NEOs will generally be determined based upon their performance with respect to their services provided to MPC and its subsidiaries, which may, directly or indirectly, include a component that relates to our financial performance or their services with respect to our business. However, any bonus payments made to our NEOs will be determined solely by MPC without input from us or our general partner or its board of directors. No portion of any bonus paid by MPC for our NEOs will be charged back to us under the provisions of the omnibus agreement.
Long-Term Incentive Compensation
In January 2013, the board of directors of our general partner met and approved a long-term incentive (or LTI) design whereby the LTI awards granted to our NEOs will be in the form of performance units (50.0 percent) and phantom units (50.0 percent). Each form of LTI generally rewards performance over a multi-year period to the extent service and partnership performance conditions are achieved. The primary purpose of LTI grants to our NEOs is to achieve our long-term business objectives and strengthen the alignment between the interests of our executive officers and our unitholders. The forms of LTI awards differ as illustrated below:

Form of LTI Award	Form of Settlement	Compensation Realized
Performance Units	Settled 25.0 percent in common MPLX LP units and 75.0 percent in cash	$0.00 to $2.00 per unit based on our relative ranking among a group of peer companies
Phantom Units	Common units	Value of common units upon vesting
Performance Units
The board of directors of our general partner believes that a performance unit program based on MPLX LP’s Total Unitholder Return (“TUR”), relative to a peer group, serves to complement our phantom units because the performance unit program provides an incentive to both increase our unitholder return and outperform our peers.
The performance peer group for 2013, as approved by the board of our general partner, was:

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
(Ending Unit Price – Beginning Unit Price) + Cumulative Cash Distribution
Beginning Unit Price
The beginning and ending unit prices used in the TUR calculation are the average of the closing unit prices of MPLX LP units and the units of its peer group members for the 20 trading days immediately preceding the beginning or ending date of the measurement period.

The target value of each performance unit is $1.00, with the actual payout varying from $0.00 to $2.00 (zero to 200.0 percent of target) based on MPLX LP’s relative TUR ranking for the measurement period. For example, a fiftieth percentile TUR ranking would provide for a 100 percent payout at $1.00 per unit.
While these grants measure TUR performance over a 36-month period, final payout will be calculated by averaging the TUR performance percentile rankings of the first 12 months, the second 12 months, the third 12 months and, finally, the entire 36-month period. The following table illustrates the performance unit payout percentage based on our average TUR percentile ranking versus those of performance peer group partnerships.

Performance Unit TUR Ranking vs. Payout

TUR Performance Percentile	Payout (% of Target)*
100th (Highest)	200%
50th	100%
25th	50%
Below 25th	0%

*	Payout for performance between percentiles will be determined using linear interpolation.
The board of directors of our general partner believes that the performance unit program does not encourage excessive or inappropriate risk-taking, as it caps the maximum payout at $2.00 per unit.
The board of directors of our general partner did not award Mr. Peiffer performance units in February 2013. Given Mr. Peiffer had preliminarily discussed the possibility of retiring at the conclusion of certain key projects, they felt there was an increasing likelihood that he would not remain employed for the majority of the standard 36-month performance period. The board instead awarded Mr. Peiffer’s 2013 LTI entirely in phantom units.
Phantom Units
A phantom unit is a notional unit that entitles our NEOs to receive a common unit upon the vesting of the phantom unit on a deferred basis at specified future dates. Grants of phantom units provide diversification of the mix of LTI awards, promote ownership of actual MPLX LP units and promote retention. Further, phantom unit grants also help our NEOs increase their holdings in MPLX LP common units and achieve established ownership guidelines.
Phantom unit awards vest in equal installments on the first, second and third anniversary of the date of grant. Prior to vesting, recipients have no right to vote the units, and cash distributions accrue and pay in cash upon vesting.

Retirement of Garry L. Peiffer
On November 15, 2013, Mr. Peiffer notified the Partnership of his intention to retire effective January 1, 2014, having provided nearly forty years of service to MPC and its predecessors. In recognition of Mr. Peiffer's leadership and service, including his significant contributions to the Partnership's formation and initial public offering and his service as the president of our general partner, the board of directors of our general partner exercised its discretion under the MPLX 2012 Plan by authorizing the revision of the terms and conditions of Mr. Peiffer’s outstanding MPLX LP phantom unit grant.
Unvested phantom unit grants are typically forfeited if an executive terminates or retires before the first day of the month following the executive’s sixty-fifth birthday. Mr. Peiffer was 62 at the time of his retirement and, therefore, his outstanding phantom unit grant would otherwise have cancelled upon retirement. The vesting terms of his phantom unit grant was modified to provide accelerated vesting at retirement. As a result, Mr. Peiffer vested in 9,706 units on January 2, 2014 at a per unit price of $43.13. The total value of his vested units was $418,619.78.
Appointment of Pamela K. M. Beall
On December 16, 2013, the board of directors of our general partner appointed Pamela K. M. Beall as president of our general partner effective January 1, 2014.
OTHER POLICIES
Benefit Programs and Perquisites
Neither we nor our general partner sponsor any benefit plans, programs or policies such as healthcare, life, income protection or retirement benefits for our executive officers, and neither we nor our general partner provide our executive officers with any perquisites. However, such benefits are generally provided to our executive officers in connection with their employment by MPC or its subsidiaries and are based on the eligibility provisions contained in various plan documents. All determinations with respect to such benefits, both now and in the future, will be made by MPC or its subsidiaries without input from us or our general partner or its board of directors. MPC bears the full cost of any such programs and no portion of these benefits is charged back to us under the provisions of the omnibus agreement.

Unit Ownership Guidelines
In January 2013, the board of directors of our general partner met and approved unit ownership guidelines for our executive officers, including our NEOs. The guidelines are intended to align the long-term interests of our executive officers and our unitholders. Under these guidelines, executive officers are expected to hold a specified level of MPLX LP common units. The targeted levels are:

•	based on the executive’s position and responsibilities, and

•	are expected to be reached within five years.
The unit ownership guidelines as approved in January 2013 are as follows:

•	Chairman of the Board and Chief Executive Officer – 200,000 units;

•	President and Vice President, Chief Financial Officer – 42,500 units;

•	Vice President, General Counsel and Secretary; Vice President and Chief Operating Officer; and Vice President, Investor Relations – 17,000 units;

•	Vice President and Treasurer and Vice President and Chief Accounting Officer – 10,500 units; and

•	Vice President, Operations – 2,300 units.
Executive officers are not permitted to sell any units received under the MPLX 2012 Plan unless their guideline ownership levels are met and are maintained after the sale. Additionally, a one-year holding requirement prevents executive officers from selling any phantom or performance units settled in common units for twelve months from the time they are vested or earned. This requirement applies to units net of taxes at the time of vesting or distribution.

Prohibition on Derivatives and Hedging
In order to ensure our executive officers, including our NEOs, bear the full risk of our unit ownership, we maintain a policy that prohibits hedging transactions related to our units, or pledging or creating security interests in our units, including units in excess of a unit ownership guideline requirement.
Severance and Change in Control Arrangements
None of our NEOs has a contract of employment with us, our general partner or MPC. However, our NEOs are eligible to participate in MPC’s Amended and Restated Executive Change in Control Severance Benefits Plan. This plan provides MPC’s senior executives with severance payments and benefits in the event of a qualified termination of employment within two years of the occurrence of a change in control of MPC, which would also likely result in a change in control of us. All determinations with respect to such benefits would be made by MPC without input from us or our general partner or its board of directors. MPC would bear the full cost of any such payments and benefits and no portion of such payments would be charged back to us under the provisions of the omnibus agreement.
Our NEOs do not currently participate in any arrangements that would result in the payment of any amounts or provision of any benefits solely as a result of a change in control of us. However, the board of directors of our general partner approved provisions in our 2013 grant agreements that would provide for accelerated vesting upon a termination from service in connection with a change in control of MPLX.
Recoupment/Claw Back Policy
In addition to any compensation recoupment policies that apply with respect to the compensation our NEOs earn from MPC, the MPLX 2012 Plan provides that all awards granted under the MPLX 2012 Plan will be subject to claw back or recoupment in the case of certain forfeiture events. If the Partnership is required, pursuant to a determination made by the SEC or the audit committee of our general partner, to prepare a material accounting restatement due to our noncompliance with any financial reporting requirement under applicable securities laws as a result of misconduct, the audit committee may determine that a forfeiture event has occurred based on an assessment of whether an executive officer:

•	knowingly engaged in misconduct;

•	was grossly negligent with respect to misconduct;

•	knowingly failed or was grossly negligent in failing to prevent misconduct; or

•	engaged in fraud, embezzlement or other similar misconduct materially detrimental to us.

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
Additional Compensation Components
In the future, as MPC and/or our general partner formulate and implement the compensation programs for our executive officers, MPC and/or our general partner may provide additional or different compensation components, benefits and/or perquisites to help ensure our executive officers are provided with a balanced, comprehensive and competitive total compensation package. We, MPC and our general partner believe that it is important to maintain flexibility to adapt compensation structures on an ongoing basis to properly attract, motivate, retain and reward the top executive talent for which MPC and our general partner compete with other companies.

COMPENSATION-BASED RISK ASSESSMENT

Annually, the Committee reviews our policies and practices in compensating our service providers (including both executive officers and non-executives, if any) as they relate to our risk management profile.

The Committee completed this review of our 2013 programs in February 2014. As a result of this review, the Committee concluded that any risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on our financial statements.

2013 Summary Compensation Table
The following table summarizes the total compensation awarded to, earned by or paid to Mr. Heminger, the Chairman of the Board and Chief Executive Officer of our general partner, Mr. Templin, the Vice President and Chief Financial Officer of our general partner, and the other three most highly compensated executive officers serving as officers of our general partner as of December 31, 2013, (collectively, our NEOs) for services rendered during 2013 and 2012:

							Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)
Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards (2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Gary R. Heminger Chairman of the Board and Chief Executive Officer	2013	1,175,000	—	1,566,015	—	—	—	—	2,741,015
	2012	195,833	—	—	—	—	—	—	195,833
Donald C. Templin Vice President and Chief Financial Officer	2013	475,000	—	365,419	—	—	—	—	840,419
Garry L. Peiffer President	2013	475,000	—	680,100	—	—	—	—	1,155,100
George P. Shaffner Vice President and Chief Operating Officer	2013	425,000	—	104,405	—	—	—	—	529,405
Pamela K.M. Beall Vice President, Investor Relations	2013	225,000	—	91,371	—	—	—	—	316,371

(1)
The amounts shown in this column reflect the annualized fixed fee for our NEOs for 2013. The amount listed for 2012 is a pro-rated portion of the 2012 annualized fixed fee for the period from October 31, 2012 through December 31, 2012.

(2)
The amounts shown in this column reflect the aggregate grant date fair value in accordance with generally accepted accounting principles in the U.S. regarding equity compensation. See Item 8. Financial Statements and Supplementary Data - Note 16 for assumptions used in the calculation of these amounts. The maximum value of the performance units reported in the "Stock Awards" column for the 2013 performance unit grants, assuming the highest level of performance is achieved for each NEO, is as follows: Mr. Heminger, $1,800,000; Mr. Templin $420,000; Mr. Shaffner, $120,000 and Ms. Beall, $105,000.

(3)
Due to Mr. Peiffer's retirement, which was announced on November 15, 2013, the terms and conditions of his outstanding phantom units were modified as previously discussed. Therefore, the incremental fair value of his outstanding phantom units of $360,093 was calculated using the MPLX LP closing unit price on November 18, 2013 of $37.10.

Grants of Plan-Based Awards in 2013
The following table provides information regarding all plan-based awards, including cash-based incentive awards and equity awards (specifically phantom units and performance units) granted to each of our NEOs in 2013. The awards listed in the table below were granted under the MPLX 2012 Plan.

Name	Type of Award	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards(2) ($)
			Threshold ($)	Target ($)	Maximum ($)
Gary R. Heminger	Phantom Units	2/27/2013				27,298	900,015
	Performance Units	2/27/2013	450,000	900,000	1,800,000		666,000
Donald C. Templin	Phantom Units	2/27/2013				6,370	210,019
	Performance Units	2/27/2013	105,000	210,000	420,000		155,400
Garry L. Peiffer	Phantom Units	2/27/2013				9,706	320,007
	Performance Units	2/27/2013	—	—	—		—
George P. Shaffner	Phantom Units	2/27/2013				1,820	60,005
	Performance Units	2/27/2013	30,000	60,000	120,000		44,400
Pamela K.M. Beall	Phantom Units	2/27/2013				1,593	52,521
	Performance Units	2/27/2013	26,250	52,500	105,000		38,850

(1)	The target amounts shown in this column reflect the number of performance units granted to each of our NEOs, and each unit has a target value of $1.00.

(2)
The amounts shown in this column reflect the total grant date fair value of performance units and phantom units granted in 2013 in accordance with generally accepted accounting principles in the U.S. regarding equity compensation. Performance units are designed to settle 25.0 percent in MPLX LP common units and 75.0 percent in cash. The performance unit awards have a grant date fair value of $0.74 per unit as calculated using a Monte Carlo valuation model. See Item 8. Financial Statements and Supplementary Data - Note 16 for assumptions used in the calculation of these amounts.

Performance Units (Equity Incentive Plan Awards): The board of directors of our general partner granted performance units to our NEOs with a grant date of February 27, 2013. Each performance unit has a target value of $1.00 and is designed to settle 25.0 percent in MPLX LP common units and 75.0 percent in cash. Payout of these units could vary from $0.00 to $2.00 per unit and is tied to our TUR over a thirty-six-month period as compared to the TUR of those in our peer group for the January 1, 2013 through December 31, 2015 performance period. No cash distributions are paid and no voting rights are associated with unvested performance units. If an NEO retires following the completion of one-half of the performance period, the NEO will be eligible to receive, at the discretion of the board of directors of our general partner, a prorated payout based on the actual results of that performance period. In the event of the death of an NEO or a change in control of the partnership, all unvested performance units immediately vest at target levels.

Phantom Units (Other Stock Awards): The board of directors of our general partner granted phantom unit awards to our NEOs with a grant date of February 27, 2013. The phantom unit awards vest in one-third increments on the first, second and third anniversaries of the grant date. Cash distributions accrue on the phantom unit awards and are paid upon vesting. If an NEO retires under MPC's mandatory retirement policy, unvested phantom units vest and accrued cash distributions are paid upon the mandatory retirement date (the first day of the month following the officer's sixty-fifth birthday.) In the event of the death of an NEO or a change in control of the Partnership, unvested phantom units immediately vest and accrued cash distributions are paid. If an NEO retires or otherwise leaves the Partnership prior to the vesting date, unvested phantom units and unpaid cash distributions are forfeited.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding unvested phantom units and unvested performance units held by each of our NEOs as of December 31, 2013:

		Equity Awards
Name	Grant Date	Number of Units That Have Not Vested (1) (#)	Market Value of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Share or Other Rights that Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Share or Other Rights that Have Not Vested (4) ($)
Gary R. Heminger	2/27/2013	27,298	1,215,853	900,000	450,000
Donald C. Templin	2/27/2013	6,370	283,720	210,000	105,000
Garry L. Peiffer	2/27/2013	9,706	432,305	—	—
George P. Shaffner	2/27/2013	1,820	81,063	60,000	30,000
Pamela K.M. Beall	2/27/2013	1,593	70,952	52,500	26,250

(1)
The amounts shown in this column reflect the number of unvested phantom units held by each of our NEOs on December 31, 2013. Phantom unit grants are scheduled to vest in one-third increments on the first, second and third anniversaries of the grant date.

Name	Grant Date	Number of Unvested Units	Vesting Dates
Gary R. Heminger	2/27/2013	27,298	2/27/2014, 2/27/2015, 2/27/2016
Donald C. Templin	2/27/2013	6,370	2/27/2014, 2/27/2015, 2/27/2016
Garry L. Peiffer	2/27/2013	9,706	2/27/2014, 2/27/2015, 2/27/2016
George P. Shaffner	2/27/2013	1,820	2/27/2014, 2/27/2015, 2/27/2016
Pamela K.M. Beall	2/27/2013	1,593	2/27/2014, 2/27/2015, 2/27/2016

(2)	The amounts shown in this column reflect the aggregate value of all unvested phantom units held by each NEO on December 31, 2013, using the MPLX closing unit price of $44.54.

(3)
The amounts shown in this column reflect the number of unvested performance units held by each of our NEOs on December 31, 2013. Performance unit grants awarded in 2013 have a thirty-six month performance period and are designed to settle 25.0 percent in MPLX LP common units and 75.0 percent in cash. Each of these performance unit grants has a target value of $1.00 and payout may vary from $0.00 to $2.00 per unit. Payout is tied to our TUR as compared to specified peer groups.

Name	Grant Date	Number of Unvested Units	Performance Period Ending Date
Gary R. Heminger	2/27/2013	900,000	12/31/2015
Donald C. Templin	2/27/2013	210,000	12/31/2015
George P. Shaffner	2/27/2013	60,000	12/31/2015
Pamela K.M. Beall	2/27/2013	52,500	12/31/2015

(4)	The amounts shown in this column reflect the aggregate value of all performance units held by each of our NEOs on December 31, 2013 assuming the threshold payout of $0.50 per unit.

Potential Payments Upon a Termination or Change In Control

The only situation in which an NEO would receive compensation due to the accelerated vesting of our performance units and phantom units, without the discretion of the board of directors of our general partner, would be upon a termination from service in connection with the change in control of MPLX LP. The compensation payable to each of our NEOs, assuming such termination occurred on December 31, 2013, based on our closing unit price as of that date and assuming our performance units settled at target, would have been as follows: Mr. Heminger, $2,115,853; Mr. Templin, $493,720; Mr. Peiffer, $432,305; Mr. Shaffner, $141,063; and Ms. Beall, $123,452.
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
In addition, the chair of each standing committee of the board receives an additional annual retainer. In February 2014, the board of directors of our general partner also approved an annual retainer for our lead director, who also serves on the executive committee of the board. These additional annual retainers are payable in cash (at the commencement of each calendar quarter) as follows:

•	Audit Committee Chair – $15,000;

•	Conflicts Committee Chair – $15,000;

•	Lead Director & Executive Committee Member - $15,000; and

•	Other Committee Chair – $7,500.
Further, each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to his or her duties as a director.

2013 Director Compensation Table
Amounts reflected in the table below represent compensation paid for 2013.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Daberko	62,500	62,500	—	—	—	—	125,000
Christopher A. Helms	77,500	62,500	—	—	—	—	140,000
Dan D. Sandman	62,500	62,500	—	—	—	—	125,000
John P. Surma	62,500	62,500	—	—	—	—	125,000
C. Richard Wilson	77,500	62,500	—	—	—	—	140,000

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for board service from January 1, 2013 through December 31, 2013.

(2)
The amounts shown in this column reflect the aggregate grant date fair value, as computed in accordance with generally accepted accounting principles in the United States regarding equity compensation, for phantom unit awards granted to the non-management directors in 2013. All phantom unit awards are deferred until departure from the board and distribution equivalents in the form of additional phantom unit awards are credited to non-management director deferred accounts as and when distributions are paid on our common units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2013 (unless otherwise noted) beneficially owned more than 5.0 percent of our outstanding units or more than 5.0 percent of any class of our outstanding units.

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests	Number of Subordinated Units Representing Limited Partner Interests	Percent of Subordinated Units Representing Limited Partner Interests	Number of General Partner Units	Percent of General Partner Units	Percent of Units Representing Total Partnership Interests
Marathon Petroleum Corporation(1)	17,056,515	46.2%	36,951,515	100.0%	1,508,225	100.0%	73.6%
539 S. Main Street
Findlay, Ohio 45840
Tortoise Capital Advisors, L.L.C.(2)	5,383,929	14.6%	—	—	—	—	7.1%
11550 Ash Street, Suite 300
Leawood, Kansas 66211
FMR LLC(3)	2,168,257	5.9%	—	—	—	—	2.9%
245 Summer Street
Boston, MA 02210

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

(2)
According to a Schedule 13G/A filed with the SEC on February 11, 2014, Tortoise Capital Advisors, L.L.C. has sole voting or dispositive power over none of our Common Units, shared voting power over 4,917,065 of our Common Units and shared dispositive power over 5,383,929 of our Common Units.

(3)
According to a Schedule 13G filed with the SEC on February 14, 2014, FMR LLC has sole voting power over 28,038 of our Common Units, sole dispositive power over 2,168,257 of our Common Units and shared voting and dispositive power over none of our Common Units.

Security Ownership of Directors and Executive Officers
The following table sets forth the number of MPLX LP common units beneficially owned as of January 31, 2014, except as otherwise noted, by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Total Outstanding
Directors / Named Executive Officers
Gary R. Heminger	87,298	(2)(5)	*
Pamela K.M. Beall	11,593	(2)(5)	*
David A. Daberko	13,063	(2)(3)(4)	*
Christopher A. Helms	13,548	(2)(3)	*
Garry L. Peiffer	32,068	(2)(3)	*
Dan D. Sandman	26,548	(2)(3)	*
George P. Shaffner	5,820	(2)(5)	*
John P. Surma	18,063	(2)(3)(4)(6)	*
Donald C. Templin	21,370	(2)(5)	*
C. Richard Wilson	5,548	(2)(3)	*
All Directors and Executive Officers as a group (14 reporting persons)	274,490	(2)(3)(4)(5)(6)	*

(1)	None of the units reported in this column are pledged as security.

(2)	Includes units directly or indirectly held in beneficial form.

(3)
Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan and credited within a deferred account pursuant to the MPLX GP LLC Non-Management Director Compensation Policy and Director Equity Award Terms. The aggregate number of phantom unit awards credited as of January 31, 2014, for the non-management directors of our general partner is as follows: Messrs. Daberko, Helms, Sandman, Surma and Wilson, 2,548 each; and Mr. Peiffer, 371.

(4)
Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan and credited within a deferred account pursuant to the Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors. The aggregate number of phantom unit awards credited as of January 31, 2014, for each of Messrs. Daberko and Surma is 515.

(5)	Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan, which may be forfeited under certain conditions.

(6)	Mr. Surma disclaims beneficial ownership of 7,500 units, which are held in an account by his son.

*
The percentage of units beneficially owned by each director or each executive officer of our general partner does not exceed 1.0 percent of the common and subordinated units outstanding, and the percentage of units beneficially owned by all directors and executive officers of our general partner as a group does not exceed 1.0 percent of the common and subordinated units outstanding.

The following table sets forth the number of shares of MPC common stock beneficially owned as of January 31, 2014, except as otherwise noted, by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Total Outstanding
Directors/Named Executive Officers
Gary R. Heminger	924,406	(2)(4)(5)(8)(9)	*
Pamela K.M. Beall	81,406	(2)(4)(8)	*
David A. Daberko	62,919	(2)(3)	*
Christopher A. Helms	—		*
Garry L. Peiffer	263,161	(2)(7)(8)	*
Dan D. Sandman	—		*
George P. Shaffner	81,745	(2)(4)(6)(8)	*
John P. Surma	13,306	(3)(7)	*
Donald C. Templin	126,521	(2)(4)(8)	*
C. Richard Wilson	—		*
All Directors and Executive Officers as a group (14 reporting persons)	1,756,224	(2)(3)(4)(5)(6)(7)(8)(9)	*

(1)	None of the shares reported in this column are pledged as security.

(2)	Includes shares directly or indirectly held in registered or beneficial form.

(3)
Includes restricted stock unit awards granted pursuant to the Second Amended and Restated Marathon Petroleum Corporation 2011 Incentive Compensation Plan and the Marathon Petroleum Corporation 2012 Incentive Compensation Plan, and credited within a deferred account pursuant to the Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors. The aggregate number of restricted stock unit awards credited as of January 31, 2014, for each of Messrs. Daberko and Surma are 60,919 and 8,306, respectively.

(4)
Includes shares of restricted stock issued pursuant to the Second Amended and Restated Marathon Petroleum Corporation 2011 Incentive Compensation Plan and the Marathon Petroleum Corporation 2012 Incentive Compensation Plan, which are subject to limits on sale and transfer, and may be forfeited under certain conditions.

(5)	Includes shares held within the Marathon Petroleum Thrift Plan.

(6)	Includes shares held within the Marathon Petroleum Corporation Dividend Reinvestment and Direct Stock Purchase Plan.

(7)
Includes shares indirectly held in trust. The number of shares indirectly held in trust as of January 31, 2014, by each applicable director or named executive officer is as follows: 5,000 shares held by Mr. Surma in the Elizabeth L. Surma Revocable Trust; and 1,825 shares held by Mr. Peiffer in a revocable trust account governed by a Trust Agreement dated April 9, 2010.

(8)	Includes vested options exercisable within sixty days of January 31, 2014. Of vested options exercisable within sixty days of January 31, 2014, 636 options are not in-the-money.

(9)
Includes shares that would have been received as a result of the exercise of vested stock-settled stock appreciation rights based on the fair market value (i.e., closing price) of MPC’s common stock on January 31, 2014, of $87.05.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2013 with respect to common units that may be issued under the MPLX LP 2012 Incentive Compensation Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	97,373	N/A	2,652,627
Equity compensation plans not approved by security holders	—	—	—
Total	97,373		2,652,627

(1)	Includes the following:

(a)	77,754 phantom unit awards granted pursuant to the MPLX 2012 Plan and not forfeited, cancelled or expired as of December 31, 2013.

(b)
19,619 units as the maximum potential number of units that could be issued in settlement of performance units     outstanding as of December 31, 2013, pursuant to the MPLX 2012 Plan based on the closing price of our     common units on December 31, 2013, of $44.54 per unit. The number of units reported for this award vehicle may overstate dilution. See Item 8. Financial Statements and Supplementary Data - Note 16 for more information on performance unit awards granted under the MPLX 2012 Plan.

(2)	There is no exercise price associated with phantom unit awards.

(3)
Reflects the units available for issuance pursuant to the MPLX 2012 Plan. The number of units reported in this column assumes 19,619 as the maximum potential number of units that could be issued in settlement of performance units outstanding as of December 31, 2013 pursuant to the MPLX 2012 Plan based on the closing price of our common units on December 31, 2013, of $44.54 per unit. The number of units assumed for this award vehicle may understate the number of units available for issuance pursuant to the MPLX 2012 Plan. See Item 8. Financial Statements and Supplementary Data - Note 16 for more information on performance unit awards issued pursuant to the MPLX 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Our general partner is an affiliate of MPC. As of February 14, 2014, MPC owned 17,056,515 common units and 36,951,515 subordinated units, representing a 71.6 percent limited partner interest in us. In addition, our general partner owned 1,508,331 general partner units, representing a 2.0 percent general partner interest in us as well as all of our incentive distribution rights. Our general partner manages our operations and activities through its officers and directors. In addition, Ms. Beall and Messrs. Heminger, Templin, Shaffner, Braddock, Griffith and Wilder serve as executive officers of our general partner and MPC. Accordingly, we view transactions between us and MPC as related party transactions.

MPLX Pipe Line Holdings LP

In connection with the closing of our initial public offering we entered into an amended and restated limited partnership agreement of MPLX Pipe Line Holdings LP (or Pipe Line Holdings), pursuant to which we received a 51.0 percent general partner interest and MPC received a 49.0 percent limited partner interest in Pipe Line Holdings. On May 1, 2013, we purchased an additional 5.0 percent interest in Pipe Line Holdings from MPC for $100 million in cash. As a result we increased our general partner interest in Pipe Line Holdings to 56.0 percent and MPC decreased its limited partner interest in Pipe Line Holdings to 44.0 percent.

On February 27, 2014, we entered into an agreement to acquire an additional 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, effective March 1, 2014. Subsequent to this transaction, our ownership in Pipe Line Holdings will be 69.0 percent. We intend to finance this transaction with $40.0 million of cash on hand and by borrowing $270.0 million on our revolving credit agreement.

Distributions by Pipe Line Holdings

Pursuant to its amended and restated limited partnership agreement, Pipe Line Holdings distributes all of its distributable cash to us and MPC on a pro rata basis as of the end of each quarter. In 2013, Pipe Line Holdings paid MPC $82.7 million in cash distributions.

Distributions by the Partnership

Pursuant to our first amended and restated agreement of limited partnership, we make cash distributions to our unitholders, including MPC as the direct and indirect holder of an aggregate 17,056,515 common units and 36,951,515 subordinated units, as well as a 2.0 percent general partner interest. If distributions exceed the minimum quarterly distribution and target distribution levels, the general partner is entitled to increasing percentages of our distributions, up to 48.0 percent of our distributions above the highest target distribution level. In 2013, we paid MPC $55.8 million in cash distributions with respect to its common and subordinated units and $1.5 million in cash distributions with respect to its general partner interest.

Reimbursements paid to MPC

Pursuant to our first amended and restated agreement of limited partnership, we are required to reimburse our general partner and its affiliates, including MPC, for all costs and expenses that our general partner and its affiliates, including MPC, incur on our behalf for managing and controlling our business and operations. Except to the extent specified under the omnibus agreement (described below), our general partner determines the amount of these expenses and such determinations are required to be made in good faith in accordance with the terms of our first amended and restated agreement of limited partnership. In 2013, we reimbursed our general partner $3.8 million for costs and expenses incurred on our behalf.

Transportation and Storage Services Agreements

We are a party to long-term, fee-based transportation and storage services agreements with MPC. Under these agreements, we provide transportation and storage services to MPC, and MPC provides us with minimum quarterly throughput and storage volumes of crude oil and products, and minimum storage volumes of butane. These commercial agreements with MPC are described in more detail under Item 1. Business - Our Transportation and Storage Services Agreements with MPC and Item 8. Financial Statements and Supplementary Data - Note 5. We recorded aggregate revenues of $384.2 million for 2013 under these transportation and storage services agreements.

Operating Service Agreements
We are a party to an operating services agreement with MPC, under which we operate various pipeline systems owned by MPC. In addition, MPC is a party to operating services agreements with Marathon Pipe Line LLC (or MPL), a wholly-owned subsidiary of Pipe Line Holdings. MPL operates various pipeline systems owned by MPC. Under these operating services agreements, we receive an operating fee for operating the assets and are reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements have terms ranging from one to five years and automatically renew unless terminated by either party. The operating service agreements are described in more detail under Item 1. Business - Operating and Management Services Agreements with MPC and Third Parties and Item 8. Financial Statements and Supplementary Data - Note 5. We recorded other income of $16.9 million and were reimbursed for $4.8 million of costs and expenses for 2013 under these operating services agreements.

Management Services Agreements
We are a party to two management services agreements with MPC, under which we provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets. MPC pays us a fixed annual fee under the agreements for providing the management services, as adjusted for inflation and changes in the scope of management services provided. These management services agreements are described in more detail under Item 1. Business - Operating and Management Services Agreements with MPC and Third Parties, and Item 8. Financial Statements and Supplementary Data - Note 5. We recorded other income of $0.7 million in fees for 2013 under these management services agreements.

Omnibus Agreement

We are a party to an omnibus agreement with MPC, under which we pay a fixed annual fee to MPC for the provision by MPC of executive management services by certain executive officers of our general partner, as well as certain general and administrative services and marketing and transportation engineering services. The omnibus agreement also requires us to reimburse MPC for any out-of-pocket costs and expenses incurred by MPC in providing these services. Also under the omnibus agreement, MPC has agreed to indemnify us for certain matters, including environmental, title and tax matters. The omnibus agreement is described in more detail under Item 1. Business - Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data - Note 5. We incurred service fees and expenses of $49.4 million and reimbursed MPC for costs and expenses of less than $0.1 million under the omnibus agreement for 2013.

Employee Services Agreements
We are a party to two employee services agreements with MPC, under which we reimburse MPC for the provision of certain operational and management services in support of our pipelines, barge dock, butane cavern and tank farms. The employee services agreements are described in more detail under Item 1. Business - Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data - Note 5. We incurred aggregate expenses of $92.3 million under the employee services agreements for 2013.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner has adopted a formal written related person transactions policy. Under the policy, a “related person” includes any director, nominee for director, executive officer, or a known beneficial holder of more than 5.0 percent of any class of the Partnership’s voting securities (other than MPC or its affiliates) or any immediate family member of a director, nominee for director or executive officer or more than 5.0 percent owner. This procedure applies to any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which we are a participant and the amount involved exceeds $120,000 and in which a related person has a direct or indirect interest; provided that the following transactions, arrangements or relationships will be deemed to have standing pre-clearance of the board of directors:

•	Payment of compensation to an executive officer or director of our general partner if the compensation is otherwise required to be disclosed in our filings with the SEC;
•Any transaction where the related person’s interest arising solely from the ownership of securities; and

•	Any ongoing employment relationship provided that such employment relationship will be subject to initial review and approval.

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
•the benefits to the Partnership, including the business justification;

•	the impact on a director’s independence in the event the related person is a director or an immediate family member of a director;
•the availability of other sources for comparable products or services;
•the terms of the transaction and the terms available to unrelated third parties or to employees generally; and
•whether or not the transaction is consistent with our Code of Business Conduct.

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

Item 14. Principal Accountant Fees and Services
Aggregate fees for professional services rendered for the Partnership by PricewaterhouseCoopers LLP for the years ended December 31, 2013 and December 31, 2012 are presented in the following table. The Partnership was formed in March 2012.

Fees(1) (In millions)	2013	2012
Audit fees	$1.0	$0.5
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.0	$0.5

(1)
The Audit Committee of our general partner pre-approves all fees and services paid by the Partnership for 2013 and 2012. The Audit Committee did not utilize the de minimis exception in the Audit Committee Policy for Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services in 2013 or 2012. The Audit fees for the year ended December 31, 2013 were for professional services rendered for the audit of financial statements, the review of internal controls over financial reporting and the performance of statutory and regulatory audits. The Audit fees for the year ended December 31, 2012 were for professional services rendered for the audit of financial statements and the performance of statutory and regulatory audits. Total audit fees incurred prior to the initial public offering of the Partnership in October 2012 were paid for by MPC and amounted to $1.2 million.

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
		S-1/A	10.1	10/9/2012	333-182500
10.2*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.3*	MPLX GP LLC Non-Management Director Compensation Policy and Director Equity Award Terms	S-1/A	10.19	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.4	Underwriting Agreement dated as of October 25, 2012 among MPLX LP, MPLX GP LLC, MPC Investment LLC, MPLX Logistics Holdings LLC and MPLX Operations LLC and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC as representatives of the several underwrites named therein	8-K	1.1	10/31/2012	001-35714
10.5	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC	8-K	10.1	11/6/2012	001-35714
10.6	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.7	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500
10.8	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500
10.9	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500
10.10	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500
10.11	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714
10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.13	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500
10.14	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500
10.15	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500
10.16	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500
10.17	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714
10.18	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.19	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714
10.20	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714
10.21	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.22	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.23	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714
10.24	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.25	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714
10.26*	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.27*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.1	5/9/2013	001-35714
10.28*	Form of MPLX LP Performance Unit Award Agreement - 2013-2015 Performance Cycle	10-Q	10.2	5/9/2013	001-35714
10.29*	MPLX LP - Form of MPC Officer Phantom Unit Agreement	10-Q	10.3	5/9/2013	001-35714
10.30*	MPLX LP - Form of MPC Officer Performance Unit Award Agreement - 2013-2015 Performance Cycle	10-Q	10.4	5/9/2013	001-35714
10.31*	Amendment to Outstanding Phantom Unit Award Agreement of Garry L. Peiffer					X
12.1	Computation of Ratio of Earnings to Fixed Charges					X
14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	3/25/2013	001-35714
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS+	XBRL Instance Document						X

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
101.SCH+	XBRL Taxonomy Extension Schema.						X
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

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

February 28, 2014	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2014 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Gary R. Heminger

/s/ Donald C. Templin	Director, Vice President and Chief Financial Officer (principal financial officer)
Donald C. Templin

/s/ Michael G. Braddock	Vice President and Chief Accounting Officer (principal accounting officer)
Michael G. Braddock

*	President and Director of MPLX GP LLC
Pamela K.M. Beall

*	Director
David A. Daberko

*	Director
Christopher A. Helms

*	Director
Garry L. Peiffer

*	Director
Dan D. Sandman

*	Director
John P. Surma

*	Director
C. Richard Wilson

*
The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Gary R. Heminger	February 28, 2014
Gary R. Heminger Attorney-in-Fact