Form 10-Q
period 2014-03-31
MPLX LP
filed 2014-05-05
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

MPLX LP had 36,966,994 common units, 36,951,515 subordinated units and 1,508,541 general partner units outstanding at April 30, 2014.

MPLX LP
Form 10-Q
Quarter Ended March 31, 2014

Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of March 31, 2014 MPLX LP owned a 69.0 percent general partner interest. Pipe Line Holdings owns 100.0 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2014	2013
Revenues and other income:
Sales and other operating revenues	$16.9	$20.8
Sales to related parties	113.8	89.1
Other income	1.5	1.2
Other income - related parties	5.1	3.6
Total revenues and other income	137.3	114.7
Costs and expenses:
Cost of revenues (excludes items below)	26.6	30.5
Purchases from related parties	24.0	21.8
Depreciation	12.6	11.7
General and administrative expenses	15.9	13.5
Other taxes	1.9	1.7
Total costs and expenses	81.0	79.2
Income from operations	56.3	35.5
Net interest and other financial costs	0.6	0.2
Income before income taxes	55.7	35.3
Provision for income taxes	—	—
Net income	55.7	35.3
Less: Net income attributable to MPC-retained interest	21.5	17.7
Net income attributable to MPLX LP	34.2	17.6
Less: General partner’s interest in net income attributable to MPLX LP	1.0	0.4
Limited partners’ interest in net income attributable to MPLX LP	$33.2	$17.2

Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.41	$0.26
Common - diluted	0.41	0.26
Subordinated - basic and diluted	0.41	0.21
Weighted average limited partner units outstanding (basic and diluted):
Common units - public	19.9	19.9
Common units - MPC	17.1	17.1
Subordinated units - MPC	37.0	37.0
Cash distributions declared per limited partner common unit	$0.3275	$0.2725
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$40.6	$54.1
Receivables	12.2	12.2
Receivables from related parties	52.5	48.3
Materials and supplies inventories	11.7	11.6
Other current assets	11.0	8.9
Total current assets	128.0	135.1
Property, plant and equipment, net	959.0	966.6
Goodwill	104.7	104.7
Other noncurrent assets	2.0	2.1
Total assets	$1,193.7	$1,208.5
Liabilities
Current liabilities:
Accounts payable	$27.0	$30.5
Payables to related parties	24.2	12.8
Deferred revenue - related parties	29.0	34.0
Accrued taxes	4.8	4.0
Long-term debt due within one year	0.8	0.7
Other current liabilities	1.7	1.4
Total current liabilities	87.5	83.4
Long-term deferred revenue - related parties	4.1	—
Long-term debt	279.6	9.8
Deferred credits and other liabilities	1.4	1.2
Total liabilities	372.6	94.4
Commitments and contingencies (see Note 14)
Equity
Common unitholders - public (19.9 million units issued and outstanding)	414.5	412.0
Common unitholder - MPC (17.1 million units issued and outstanding)	59.7	57.4
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	214.3	209.3
General partner - MPC (1.5 million units issued and outstanding)	(204.5)	(32.5)
Total MPLX LP partners’ capital	484.0	646.2
Noncontrolling interest retained by MPC	337.1	467.9
Total equity	821.1	1,114.1
Total liabilities and equity	$1,193.7	$1,208.5

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$55.7	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.6	11.7
Asset retirement expenditures	(0.2)	(0.4)
Changes in:
Current receivables	—	3.6
Materials and supplies inventories	0.3	(1.8)
Current accounts payable and accrued liabilities	(2.3)	(7.1)
Receivables from / liabilities to related parties	6.3	3.0
All other, net	(0.5)	2.4
Net cash provided by operating activities	71.9	46.7
Investing activities:
Additions to property, plant and equipment	(5.1)	(9.2)
All other, net	(1.5)	—
Net cash used in investing activities	(6.6)	(9.2)
Financing activities:
Long-term debt - borrowings	270.0	—
- repayments	(0.2)	(0.2)
Quarterly distributions to unitholders and general partner	(23.7)	(13.3)
Quarterly distributions to noncontrolling interest retained by MPC	(14.9)	(12.8)
Distributions related to purchase of additional interest in Pipe Line Holdings	(310.0)	—
Net cash used in financing activities	(78.8)	(26.3)
Net increase (decrease) in cash and cash equivalents	(13.5)	11.2
Cash and cash equivalents at beginning of period	54.1	216.7
Cash and cash equivalents at end of period	$40.6	$227.9

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Total
Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$1,226.8
Net Income	5.2	4.4	7.6	0.4	17.7	35.3
Quarterly distributions to unitholders and general partner	(3.5)	(3.0)	(6.6)	(0.2)	—	(13.3)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(12.8)	(12.8)
Equity-based compensation	0.2	—	—	—	—	0.2
Balance at March 31, 2013	$412.6	$58.8	$210.3	$13.9	$540.6	$1,236.2

Balance at December 31, 2013	$412.0	$57.4	$209.3	$(32.5)	$467.9	$1,114.1
Purchase of additional interest in Pipe Line Holdings	—	—	—	(172.5)	(137.5)	(310.0)
Net income	8.9	7.7	16.6	1.0	21.5	55.7
Quarterly distributions to unitholders and general partner	(6.2)	(5.4)	(11.6)	(0.5)	—	(23.7)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(14.9)	(14.9)
Non-cash contribution from MPC	—	—	—	—	0.1	0.1
Equity-based compensation	(0.2)	—	—	—	—	(0.2)
Balance at March 31, 2014	$414.5	$59.7	$214.3	$(204.5)	$337.1	$821.1

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of March 31, 2014, the Partnership’s assets consisted of a 69.0 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of storage capacity.

The Partnership was formed on March 27, 2012, as a Delaware limited partnership. On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 69.0 percent general partner interest at March 31, 2014. Initially, 51.0 percent of Pipe Line Holdings was contributed to the Partnership. Due to subsequent acquisitions, this interest increased to 56.0 percent as of May 1, 2013 and 69.0 percent as of March 1, 2014, as discussed in Note 3. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Our operations consist of one reportable segment.

Basis of Presentation—Our financial position, results of operations and cash flows consist of consolidated MPLX LP activities and balances. All significant intercompany transactions and accounts have been eliminated.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In preparing our consolidated statements of equity, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner is described in Note 5.

2. Accounting Standards

Not Yet Adopted

In April 2014, the Financial Accounting Standards Board issued an accounting standards update which redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component(s) of an entity or the classification of a component(s) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

3. Acquisitions

Effective March 1, 2014, we acquired a 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, which was funded with $40.0 million of cash on hand and $270.0 million of borrowings on our bank revolver. We recorded the 13.0 percent interest at its historical carrying value of $137.5 million and the excess cash paid over historical carrying value of $172.5 million as a decrease to general partner equity. Prior to this transaction, the 13.0 percent interest was held by MPC and was reflected as part of the noncontrolling interest retained by MPC in our consolidated financial statements. Beginning March 1, 2014, our consolidated financial statements reflect the 69.0 percent general partner interest in Pipe Line Holdings owned by MPLX LP, while the 31.0 percent limited partner interest held by MPC is reflected as a noncontrolling interest.

On May 1, 2013, we acquired a 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million, which was funded with cash on hand. We recorded the 5.0 percent interest in Pipe Line Holdings at its historical carrying value of $53.6 million and the excess cash paid over historical carrying value of $46.4 million as a decrease to general partner equity.

These acquisitions were accounted for on a prospective basis and the terms of the acquisitions were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Net income attributable to MPLX LP	$34.2	$17.6
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchase of additional interest in Pipe Line Holdings	(172.5)	—
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$(138.3)	$17.6

4. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50.0 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60.0 percent interest. Muskegon owns a common carrier products pipeline.

Related Party Agreements
The Partnership has various long-term, fee-based commercial agreements with MPC under which we provide pipeline transportation and storage services to MPC, and MPC has committed to provide us with minimum quarterly throughput and storage volumes of crude oil and refined products and minimum storage volumes of butane.
We believe the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. For detailed descriptions of our commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Agreement

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50.0 million revolving credit facility which is scheduled to terminate on March 31, 2019. The agreement requires that we remain in compliance with the covenants, terms and conditions to which we are subject under the MPLX Operations revolving credit agreement. This facility allows the partnership more efficient use of our bank revolver. Borrowings of revolving loans under this credit facility bear interest at the one-month term LIBO Rate plus 1.375 percent. As of March 31, 2014, there were no borrowings outstanding under this facility.

Related Party Transactions

We believe that transactions with related parties were conducted on terms comparable to those with unrelated parties. See below for additional information on the transactions with MPC.

Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
MPC	$113.8	$89.1

Related party sales to MPC consist of crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. Related party sales to MPC also consist of revenue related to volume deficiency credits.

The fees received for operating pipelines for related parties included in other income-related parties on the consolidated statements of income were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
MPC	$4.8	$3.3
Centennial	0.3	0.3
Total	$5.1	$3.6

MPC provides executive management services and certain general and administrative services to us under terms of the omnibus agreement. Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities, as well as compensation expenses. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
MPC	$6.0	$4.3

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
MPC	$7.7	$7.7

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
MPC	$0.8	$1.7

MPLX contracts employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses.

Employee services expenses from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Purchases from related parties	$18.0	$17.5
General and administrative expenses	5.6	4.1
Total	$23.6	$21.6

Receivables from related parties were as follows:

(In millions)	March 31, 2014	December 31, 2013
MPC	$51.8	$47.4
Centennial	0.6	0.6
Muskegon	0.1	0.3
Total	$52.5	$48.3

Prepaid assets with related parties included in other current assets on the consolidated balance sheets were as follows:

(In millions)	March 31, 2014	December 31, 2013
MPC	$—	$0.4

Long-term receivables related to indemnifications provided by MPC, included in other noncurrent assets on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2014	December 31, 2013
MPC	$0.2	$0.2

Payables to related parties were as follows:

(In millions)	March 31, 2014	December 31, 2013
MPC	$24.2	$12.8

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

During the three months ended March 31, 2014 and 2013, MPC did not transport its minimum committed volumes. The resulting deficiencies were related to transportation services agreements which have four quarter make-up periods. In addition, capital projects we are undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The deferred revenue-related parties associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	March 31, 2014	December 31, 2013
Minimum volume deficiencies - MPC	$28.5	$34.0
Project reimbursements - MPC	4.6	—
Total	$33.1	$34.0

5. Net Income Per Limited Partner Unit
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

	Three Months Ended March 31,
(In millions)	2014	2013
Net income attributable to MPLX LP	$34.2	$17.6
Less: General partner's distributions declared (including IDRs) (1)	0.8	0.4
Limited partners’ distributions declared on common units (1)	12.1	10.1
Limited partner's distributions declared on subordinated units (1)	12.1	10.0
Distributions less than (in excess of) net income attributable to MPLX LP	$9.2	$(2.9)

(1)
On April 22, 2014, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.3275 per unit, totaling $25.0 million. This distribution will be paid on May 15, 2014, to unitholders of record on May 5, 2014.

	Three Months Ended March 31, 2014
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner's Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$0.8	$12.1	$12.1	$25.0
Distributions less than net income attributable to MPLX LP	3.0	3.1	3.1	9.2
Net income attributable to MPLX LP	$3.8	$15.2	$15.2	$34.2
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.41	$0.41
Diluted		$0.41	$0.41

	Three Months Ended March 31, 2013
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$0.4	$10.1	$10.0	$20.5
Distributions in excess of net income attributable to MPLX LP	—	(0.5)	(2.4)	(2.9)
Net income attributable to MPLX LP	$0.4	$9.6	$7.6	$17.6
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.26	$0.21
Diluted		$0.26	$0.21

6. Equity

Units Outstanding - We had 36,966,935 common units outstanding as of March 31, 2014. Of that number, 17,056,515 were owned by MPC, which also owned 36,951,515 subordinated units. The 2.0 percent general partner interest, represented by 1,508,540 general partner units, was owned by MPC.
The changes in the number of units outstanding from December 31, 2013 through March 31, 2014 are summarized below:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	36,951,515	36,951,515	1,508,225	75,411,255
Issuance of units	—	—	315	315
Unit-based compensation awards	15,420	—	—	15,420
Balance at March 31, 2014	36,966,935	36,951,515	1,508,540	75,426,990
Issuance of Additional Securities - Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.

Net Income Allocation - The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

	Three Months Ended March 31,
(In millions)	2014	2013
Net income attributable to MPLX LP	$34.2	$17.6
Less: General partner's incentive distribution rights	0.3	—
Net income attributable to MPLX LP available to general and limited partners	$33.9	$17.6

General partner's 2.0% interest in net income attributable to MPLX LP	$0.7	$0.4
General partner's incentive distribution rights	0.3	—
General partner's interest in net income attributable to MPLX LP	$1.0	$0.4
Cash distributions - Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on April 22, 2014, we declared a quarterly cash distribution of $0.3275 per unit, totaling $25.0 million. This distribution will be paid on May 15, 2014 to unitholders of record on May 5, 2014.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2014 and 2013. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2014	2013
General partner's distributions:
General partner's distributions	$0.5	$0.4
General partner's incentive distribution rights	0.3	—
Total general partner's distributions	$0.8	$0.4
Limited partners' distributions:
Common unitholders	$12.1	$10.0
Subordinated unitholders	12.1	10.1
Total limited partners' distributions	24.2	20.1
Total cash distributions declared	$25.0	$20.5

7. Other Items

Net interest and other financial costs were:

	Three Months Ended March 31,
(In millions)	2014	2013
Interest income	$—	$(0.2)
Interest expense	0.6	0.3
Interest capitalized	(0.2)	(0.2)
Other financial costs	0.2	0.3
Net interest and other financial costs	$0.6	$0.2

8. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Kentucky, Tennessee and Texas.

Our income tax provision was less than $0.1 million for the three months ended March 31, 2014 and we had no income tax expense for the three months ended March 31, 2013. Our effective tax rate was less than 0.1 percent for the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, we had unrecognized tax benefits of less than $0.1 million.

9. Property, Plant and Equipment

Our investment in property, plant and equipment with associated accumulated depreciation was:

(In millions)	March 31, 2014	December 31, 2013
Land	$5.3	$5.3
Pipelines and related assets	1,059.9	1,060.7
Storage and delivery facilities	165.0	165.7
Other	23.5	22.8
Assets under construction	26.0	21.9
Total	1,279.7	1,276.4
Less accumulated depreciation	320.7	309.8
Property, plant and equipment, net	$959.0	$966.6

10. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

Fair Values—Reported

Our primary financial instruments are trade receivables and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) MPC’s investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. Fair value of our variable-rate long-term debt approximates the carrying value. The following table summarizes the fair value and carrying value of our long-term debt, excluding capital leases, at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$270.3	$270.0	$—	$—

11. Debt

Our outstanding borrowings at March 31, 2014 and December 31, 2013 consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
MPLX Operations - revolving credit agreement due 2017	$270.0	$—
MPL - capital lease obligations due 2020	10.4	10.5
Total	280.4	10.5
Amounts due within one year	0.8	0.7
Total long-term debt due after one year	$279.6	$9.8

During the three months ended March 31, 2014, we borrowed $270.0 million under our revolving credit agreement at an average interest rate of 1.5 percent, per annum. The borrowing was used to fund our acquisition of the additional interest in Pipe Line Holdings. At March 31, 2014, we had $270.0 million of borrowings and no letters of credit outstanding under the revolving credit agreement, resulting in a total unused revolving credit availability of $230.0 million, or 46.0 percent of the borrowing capacity. The revolving credit agreement is scheduled to mature on October 31, 2017.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC. This facility was undrawn as of March 31, 2014. A description of this agreement is discussed in detail in Note 4.

12. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2014	2013
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	0.4	—
Property, plant and equipment contributed by MPC	0.1	—

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2014	2013
Additions to property, plant and equipment	$5.1	$9.2
Plus: Increase in capital accruals	0.1	3.0
Asset retirement expenditures	0.2	0.4
Total capital expenditures	$5.4	$12.6

13. Equity-Based Compensation Plan

Phantom Units—In the three months ended March 31, 2014, grants of 3,324 phantom units were made under the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”) to non-employee directors of MPLX LP's general partner and MPC. Awards to non-employee directors were accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.

In the three months ended March 31, 2014, grants of 40,868 phantom units were made under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These grants were accounted for as employee awards. In general, these phantom units will vest over a requisite service period of three years. Prior to vesting, these phantom unit recipients do not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at March 31, 2014 were less than $0.1 million.

The fair values of phantom units are based on the fair value of MPLX LP common limited partner units on the grant date.

The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2014:

	Phantom Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2013	77,754	$33.84
Granted	44,192	48.26
Issued	(27,270)	34.44
Outstanding at March 31, 2014	94,676	40.39

Performance Units—In the three months ended March 31, 2014, grants of 1,991,500 performance units were made under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to our business. These awards are intended to have a per unit payout determined by the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per unit payout will be the average of the results of four measurement periods during the 36 months requisite service period. These performance units will pay out 75.0 percent in cash and 25.0 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and had a weighted-average grant date fair value per unit of $1.15 for 2014 and $0.74 for 2013, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2014:

Number of Units
Outstanding at December 31, 2013	436,917
Granted	497,875
Outstanding at March 31, 2014	934,792

14. Commitments and Contingencies

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

At March 31, 2014 and December 31, 2013, accrued liabilities for remediation totaled $1.1 million. At March 31, 2014 and December 31, 2013, it is reasonably possible that an estimated loss existed of up to $0.4 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $0.2 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively.

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

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.6 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively, which consist of leases of vehicles extending through 2019 that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At March 31, 2014, our contractual commitments to acquire property, plant and equipment totaled $12.8 million. Our contractual commitments at March 31, 2014 were primarily related to a multi-year SCADA (supervisory control and data acquisition) system upgrade project.

15. Condensed Consolidating Financial Statements

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

The following condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the accounts of the Subsidiary Issuer, the combined accounts of the Non-Guarantor Subsidiaries, consolidating adjustments and the Partnership’s consolidated financial information. The condensed consolidating financial information should be read in conjunction with the Partnership’s accompanying consolidated financial statements and related notes. The Parent Guarantor's and the Subsidiary Issuer’s investment in and equity income from their consolidated subsidiaries are presented in accordance with the equity method of accounting in which the equity income from consolidated subsidiaries includes the results of operations of the Partnership assets.

Consolidating Statements of Income

	Three Months Ended March 31, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$16.9	$—	$16.9
Sales to related parties	—	—	113.8	—	113.8
Other income	—	—	1.5	—	1.5
Other income - related parties	—	—	5.1	—	5.1
Equity in earnings of subsidiaries	35.9	36.9	—	(72.8)	—
Total revenues and other income	35.9	36.9	137.3	(72.8)	137.3
Costs and expenses:
Cost of revenues (excludes items below)	—	—	26.6	—	26.6
Purchases from related parties	—	—	24.0	—	24.0
Depreciation	—	—	12.6	—	12.6
General and administrative expenses	1.7	—	14.2	—	15.9
Other taxes	—	—	1.9	—	1.9
Total costs and expenses	1.7	—	79.3	—	81.0
Income from operations	34.2	36.9	58.0	(72.8)	56.3
Net interest and other financial costs (income)	—	1.0	(0.4)		0.6
Income before income taxes	34.2	35.9	58.4	(72.8)	55.7
Provision for income taxes	—	—	—	—	—
Net income	34.2	35.9	58.4	(72.8)	55.7
Less: Net income attributable to MPC-retained interest	—	—	—	21.5	21.5
Net income attributable to MPLX LP	$34.2	$35.9	$58.4	$(94.3)	$34.2

Consolidating Statements of Income

	Three Months Ended March 31, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$20.8	$—	$20.8
Sales to related parties	—	—	89.1	—	89.1
Other income	—	—	1.2	—	1.2
Other income - related parties	—	—	3.6	—	3.6
Equity in earnings of subsidiaries	19.1	19.4	—	(38.5)	—
Total revenues and other income	19.1	19.4	114.7	(38.5)	114.7
Costs and expenses:
Cost of revenues (excludes items below)	—	—	30.5	—	30.5
Purchases from related parties	—	—	21.8	—	21.8
Depreciation	—	—	11.7	—	11.7
General and administrative expenses	1.4	—	12.1	—	13.5
Other taxes	0.1	—	1.6	—	1.7
Total costs and expenses	1.5	—	77.7	—	79.2
Income from operations	17.6	19.4	37.0	(38.5)	35.5
Net interest and other financial costs	—	0.3	(0.1)	—	0.2
Income before income taxes	17.6	19.1	37.1	(38.5)	35.3
Provision for income taxes	—	—	—	—	—
Net income	17.6	19.1	37.1	(38.5)	35.3
Less: Net income attributable to MPC-retained interest	—	—	—	17.7	17.7
Net income attributable to MPLX LP	$17.6	$19.1	$37.1	$(56.2)	$17.6

Consolidating Balance Sheets

	March 31, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$1.0	$0.6	$39.0	$—	$40.6
Receivables	0.4	—	11.8	—	12.2
Receivables from related parties	—	1.8	175.6	(124.9)	52.5
Materials and supplies inventories	—	—	11.7	—	11.7
Other current assets	0.3	—	10.7	—	11.0
Total current assets	1.7	2.4	248.8	(124.9)	128.0
Property, plant and equipment, net	—	—	959.0	—	959.0
Investment in subsidiaries	486.7	877.1	—	(1,363.8)	—
Goodwill	—	—	104.7	—	104.7
Other noncurrent assets	—	1.7	0.3	—	2.0
Total assets	$488.4	$881.2	$1,312.8	$(1,488.7)	$1,193.7
Liabilities
Current liabilities:
Accounts payable	$0.5	$0.2	$26.3	$—	$27.0
Payables to related parties	2.9	124.0	22.2	(124.9)	24.2
Deferred revenue - related parties	—	—	29.0	—	29.0
Accrued taxes	0.3	—	4.5	—	4.8
Long-term debt due within one year	—	—	0.8	—	0.8
Other current liabilities	0.1	0.3	1.3	—	1.7
Total current liabilities	3.8	124.5	84.1	(124.9)	87.5
Long-term deferred revenue - related parties	—	—	4.1	—	4.1
Long-term debt	—	270.0	9.6	—	279.6
Deferred credits and other liabilities	0.6	—	0.8	—	1.4
Total liabilities	4.4	394.5	98.6	(124.9)	372.6
Equity
MPLX LP partners’ capital	484.0	486.7	1,214.2	(1,700.9)	484.0
Noncontrolling interest retained by MPC	—	—	—	337.1	337.1
Total equity	484.0	486.7	1,214.2	(1,363.8)	821.1
Total liabilities and equity	$488.4	$881.2	$1,312.8	$(1,488.7)	$1,193.7

Consolidating Balance Sheets

	December 31, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$7.2	$46.9	$—	$54.1
Receivables	0.4	—	11.8	—	12.2
Receivables from related parties	—	—	132.2	(83.9)	48.3
Materials and supplies inventories	—	—	11.6	—	11.6
Other current assets	0.3	—	8.6	—	8.9
Total current assets	0.7	7.2	211.1	(83.9)	135.1
Property, plant and equipment, net	—	—	966.6	—	966.6
Investment in subsidiaries	647.1	721.6	—	(1,368.7)	—
Goodwill	—	—	104.7	—	104.7
Other noncurrent assets	—	1.8	0.3	—	2.1
Total assets	$647.8	$730.6	$1,282.7	$(1,452.6)	$1,208.5
Liabilities
Current liabilities:
Accounts payable	$0.2	$0.3	$30.0	$—	$30.5
Payables to related parties	0.7	83.2	12.8	(83.9)	12.8
Deferred revenue - related parties	—	—	34.0	—	34.0
Accrued taxes	0.3	—	3.7	—	4.0
Long-term debt due within one year	—	—	0.7	—	0.7
Other current liabilities	—	—	1.4	—	1.4
Total current liabilities	1.2	83.5	82.6	(83.9)	83.4
Long-term debt	—	—	9.8	—	9.8
Deferred credits and other liabilities	0.4	—	0.8	—	1.2
Total liabilities	1.6	83.5	93.2	(83.9)	94.4
Equity
MPLX LP partners’ capital	646.2	647.1	1,189.5	(1,836.6)	646.2
Noncontrolling interest retained by MPC	—	—	—	467.9	467.9
Total equity	646.2	647.1	1,189.5	(1,368.7)	1,114.1
Total liabilities and equity	$647.8	$730.6	$1,282.7	$(1,452.6)	$1,208.5

Consolidating Statements of Cash Flow

	Three Months Ended March 31, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash provided by (used in) operating activities	$24.7	$19.7	$70.1	$(42.6)	$71.9

Investing activities:
Additions to property, plant and equipment	—	(0.1)	(5.0)	—	(5.1)
Investment in Pipe Line Holdings	—	(310.0)	—	310.0	—
Loans to affiliates	—	—	(37.5)	37.5	—
All other, net	—	—	(1.5)	—	(1.5)
Net cash provided by (used in) investing activities	—	(310.1)	(44.0)	347.5	(6.6)
Financing activities:
Proceeds from borrowings from affiliates	—	37.5	—	(37.5)	—
Long-term debt - borrowings	—	270.0	—	—	270.0
- repayments	—	—	(0.2)	—	(0.2)
Quarterly distributions	(23.7)	(23.7)	(18.9)	42.6	(23.7)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	(14.9)	—	(14.9)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	—	—	(310.0)	(310.0)
Net cash provided by (used in) financing activities	(23.7)	283.8	(34.0)	(304.9)	(78.8)
Net increase (decrease) in cash and cash equivalents	1.0	(6.6)	(7.9)	—	(13.5)
Cash and cash equivalents at beginning of period	—	7.2	46.9	—	54.1
Cash and cash equivalents at end of period	$1.0	$0.6	$39.0	$—	$40.6

Consolidating Statements of Cash Flow

	Three Months Ended March 31, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash provided by (used in) operating activities	$13.0	$11.4	$48.9	$(26.6)	$46.7

Investing activities:
Additions to property, plant and equipment	—	—	(9.2)	—	(9.2)
Net cash provided by (used in) investing activities	—	—	(9.2)	—	(9.2)
Financing activities:
Long-term debt - repayments	—	—	(0.2)	—	(0.2)
Quarterly distributions	(13.3)	(13.3)	(13.3)	26.6	(13.3)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	(12.8)	—	(12.8)
Net cash provided by (used in) financing activities	(13.3)	(13.3)	(26.3)	26.6	(26.3)
Net increase (decrease) in cash and cash equivalents	(0.3)	(1.9)	13.4	—	11.2
Cash and cash equivalents at beginning of period	1.0	9.7	206.0	—	216.7
Cash and cash equivalents at end of period	$0.7	$7.8	$219.4	$—	$227.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PARTNERSHIP OVERVIEW

The Partnership was formed on March 27, 2012, as a Delaware limited partnership. On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 69.0 percent general partner interest at March 31, 2014. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations. As of March 31, 2014, our primary assets consisted of:

•	a 69.0 percent general partner interest in Pipe Line Holdings, an entity that owns a 100 percent interest in MPL and ORPL, which in turn collectively own:

•
a network of pipeline systems that includes approximately 1,004 miles of common carrier crude oil pipelines and approximately 1,902 miles of common carrier product pipelines extending across nine states. This network includes approximately 230 miles of common carrier crude oil and product pipelines that we operate under long-term leases with third parties;

•	a barge dock located on the Mississippi River near Wood River, Illinois with approximately 84 thousand barrels per day (mbpd) of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100 percent interest in a butane cavern located in Neal, West Virginia with approximately one million barrels of storage capacity that serves MPC’s Catlettsburg, Kentucky refinery.

As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. On May 1, 2013, we acquired a 5.0 percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash, increasing our ownership interest to 56.0 percent. The purchase was financed with cash on hand.
Effective March 1, 2014, we acquired a 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million. Subsequent to this transaction, our ownership in Pipe Line Holdings is 69.0 percent. This purchase was financed with $40.0 million of cash on hand and $270.0 million of borrowings on our bank revolver.

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-U.S. GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow.

We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes, non-cash equity-based compensation and net interest and other financial costs. The Partnership also uses Distributable Cash Flow, which we define as Adjusted EBITDA plus the current period deferred revenue for committed volume deficiencies less net cash interest paid, income taxes paid, maintenance capital expenditures paid and volume deficiency credits. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with U.S. GAAP.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as an increase in deferred revenue for committed volume deficiencies and included in the calculation of Distributable Cash Flow. The deficiencies are not included in Adjusted EBITDA for the period in which they occurred. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four quarters or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. When credits are used, expire or can no longer be utilized, the associated revenue is included within Adjusted EBITDA and is also reflected as a decrease in the calculation of Distributable Cash Flow.

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

RESULTS OF OPERATIONS
Combined Overview
The following table and discussion is a summary of our results of operations for the three months ended March 31, 2014 and 2013, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow from net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures.

	Three Months Ended March 31,
(In millions, unless otherwise noted)	2014	2013	Variance
Revenues and other income:
Sales and other operating revenues	$16.9	$20.8	$(3.9)
Sales to related parties	113.8	89.1	24.7
Other income	1.5	1.2	0.3
Other income - related parties	5.1	3.6	1.5
Total revenues and other income	137.3	114.7	22.6
Costs and expenses:
Cost of revenues (excludes items below)	26.6	30.5	(3.9)
Purchases from related parties	24.0	21.8	2.2
Depreciation	12.6	11.7	0.9
General and administrative expenses	15.9	13.5	2.4
Other taxes	1.9	1.7	0.2
Total costs and expenses	81.0	79.2	1.8
Income from operations	56.3	35.5	20.8
Net interest and other financial costs	0.6	0.2	0.4
Income before income taxes	55.7	35.3	20.4
Provision for income taxes	—	—	—
Net income	55.7	35.3	20.4
Less: Net income attributable to MPC-retained interest	21.5	17.7	3.8
Net income attributable to MPLX LP	34.2	17.6	16.6
Less: General partner’s interest in net income attributable to MPLX LP	1.0	0.4	0.6
Limited partners’ interest in net income attributable to MPLX LP	$33.2	$17.2	$16.0

Adjusted EBITDA attributable to MPLX LP (1)	$43.8	$25.1	$18.7
Distributable Cash Flow attributable to MPLX LP (1)	37.7	28.0	9.7
Pipeline throughput (mbpd):
Crude oil pipelines	982	1,076	(94)
Product pipelines	819	917	(98)
Total	1,801	1,993	(192)
Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.68	$0.59	$0.09
Product pipelines	0.62	0.52	0.10
Total pipelines	0.65	0.56	0.09

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

	Three Months Ended March 31,
(In millions)	2014	2013
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Income:
Net income	$55.7	$35.3
Less: Net income attributable to MPC-retained interest	21.5	17.7
Net income attributable to MPLX LP	34.2	17.6
Plus: Net income attributable to MPC-retained interest	21.5	17.7
Depreciation	12.6	11.7
Non-cash equity-based compensation	0.4	0.2
Net interest and other financial costs	0.6	0.2
Adjusted EBITDA	69.3	47.4
Less: Adjusted EBITDA attributable to MPC-retained interest	25.5	22.3
Adjusted EBITDA attributable to MPLX LP	43.8	25.1
Plus: Current period deferred revenue for committed volume deficiencies	7.7	4.7
Less: Cash interest paid, net	0.4	0.2
Maintenance capital expenditures paid	1.9	1.5
Volume deficiency credits	11.5	0.1
Distributable Cash Flow attributable to MPLX LP	$37.7	$28.0

	Three Months Ended March 31,
(In millions)	2014	2013
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$71.9	$46.7
Less: Changes in working capital items	4.3	(2.3)
All other, net	(0.5)	2.4
Plus: Non-cash equity-based compensation	0.4	0.2
Net interest and other financial costs	0.6	0.2
Asset retirement expenditures	0.2	0.4
Adjusted EBITDA	69.3	47.4
Less: Adjusted EBITDA attributable to MPC-retained interest	25.5	22.3
Adjusted EBITDA attributable to MPLX LP	43.8	25.1
Plus: Current period deferred revenue for committed volume deficiencies	7.7	4.7
Less: Cash interest paid, net	0.4	0.2
Maintenance capital expenditures paid	1.9	1.5
Volume deficiency credits	11.5	0.1
Distributable Cash Flow attributable to MPLX LP	$37.7	$28.0

Sales and other operating revenues decreased $3.9 million in the first quarter of 2014 compared to the first quarter of 2013. This decrease was due to a $4.9 million decrease related to a 77 mbpd decrease in third-party crude oil and products volumes shipped, offset by a $1.0 million increase due to higher average tariffs received on the volumes of crude oil and products shipped.

Sales to related parties increased $24.7 million in the first quarter of 2014 compared to the first quarter of 2013. This increase was primarily related to a $5.7 million increase due to higher average tariffs received on the volumes of crude oil and products shipped and a $7.8 million increase related to an 65 mbpd increase in related party crude oil and product volumes shipped on higher tariff pipelines, offset by a $4.7 million decrease related to a 174 mbpd decrease in related party crude oil and product volumes shipped on lower tariff pipelines. This increase is also due to an $16.6 million increase in revenue related to volume deficiency credits.

Other income and other income - related parties increased $1.8 million in the first quarter of 2014 compared to the first quarter of 2013. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues decreased $3.9 million in the first quarter of 2014 compared to the first quarter of 2013. This decrease is primarily related to a decrease in contract services used and lower volumes of crude oil and products shipped in the first quarter of 2014 as compared to the first quarter of 2013.

Purchases from related parties increased $2.2 million in the first quarter of 2014 compared to the first quarter of 2013. The increase is primarily related to increased compensation expenses provided under the omnibus and employee services agreements with MPC.

Depreciation expense increased $0.9 million in the first quarter of 2014 compared to the first quarter of 2013 due to completed capital projects being in service during the 2014 period.

General and administrative expenses increased $2.4 million in the first quarter of 2014 compared to the first quarter of 2013. The increase is primarily related to increased services provided under the omnibus and employee services agreements with MPC.

During the first quarter of 2014, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first quarter, MPC was obligated to make a $11.1 million deficiency payment, which we have recorded as deferred revenue-related parties on our consolidated balance sheet. During the first quarter of 2014, there was $16.6 million of volume deficiency credits, which we have recorded as revenue. At March 31, 2014, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet was $28.5 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(In millions)
June 30, 2014	$1.4
September 30, 2014	5.1
December 31, 2014	10.9
March 31, 2015	11.1
Total	$28.5

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $40.6 million at March 31, 2014 compared to $54.1 million at December 31, 2013. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$71.9	$46.7
Investing activities	(6.6)	(9.2)
Financing activities	(78.8)	(26.3)
Total	$(13.5)	$11.2

Net cash provided by operating activities increased $25.2 million in the first three months of 2014 compared to the first three months of 2013, primarily due to a $6.6 million favorable impact from changes in working capital and a $20.4 million increase in net income, offset by a $1.8 million decrease in non-cash adjustments.
For the first three months of 2014, changes in working capital were a net $4.3 million source of cash, primarily due to an increase in net liabilities to related parties, partially offset by a decrease in third-party accounts payable and accrued liabilities. Net liabilities to related parties increased $6.3 million, primarily due to an increase in payables to related parties and an increase in deferred revenue from related parties, partially offset by an increase in receivables from related parties. Third-party accounts payable and accrued liabilities decreased $2.3 million primarily due to the timing of project expenditures.

For the first three months of 2013, changes in working capital were a net $2.3 million use of cash, primarily due to an decrease in third-party accounts payable and accrued liabilities, partially offset by a decrease in third-party receivables. Accounts payable and accrued liabilities decreased $7.1 million primarily due to the timing of project expenditures. Third-party receivables decreased $3.6 million due to payments received on outstanding receivables.

Net cash used in investing activities decreased $2.6 million in the first three months of 2014 compared to the first three months of 2013, primarily due to a $4.1 million decrease in additions to property, plant and equipment. Additions to property, plant and equipment of $5.1 million in the first three months of 2013 and $9.2 million in the first three months of 2013 were primarily due to capital expenditures.

Net cash used in financing activities increased $52.5 million in the first three months of 2014 compared to the first three months of 2013. The increase in cash used is primarily due to distributions to MPC of $310.0 million related to the acquisition of the 13.0 percent interest in Pipe Line Holdings in the first quarter of 2014, increased quarterly distributions of $12.5 million to unitholders and MPC for its retained noncontrolling interest in Pipe Line Holdings, partially offset by $270.0 million in borrowings on our revolving credit agreement.

Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit agreements, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement.

Our revolving credit agreement (“Credit Agreement”) contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt (as defined in the Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At March 31, 2014, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 2.2 to 1.0, as well as other covenants contained in the Credit Agreement. As of March 31, 2014, we had $270.0 million outstanding under the Credit Agreement.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50.0 million revolving credit facility which is scheduled to terminate on March 31, 2019. This facility allows the partnership more efficient use of our bank revolver. The agreement requires that we remain in compliance with the covenants, terms and conditions to which we are subject under the aforementioned Credit Agreement. Borrowings of revolving loans under this credit facility bear interest at the one-month term LIBO Rate plus 1.375 percent. As of March 31, 2014, there were no borrowings outstanding under this facility.

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

Our capital expenditures for the three months ended March 31, 2014 and 2013 are shown in the table below:

	Three Months Ended March 31,
(In millions)	2014	2013
Maintenance	$2.4	$2.2
Expansion	3.0	10.4
Total capital expenditures	5.4	12.6
Less: Increase in capital accruals	0.1	3.0
Asset retirement expenditures	0.2	0.4
Additions to property, plant and equipment	$5.1	$9.2

Our initial capital budget (including retirement expenditures) for 2014 was $148 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in the budget is $113 million for expansion capital expenditures and $35 million for maintenance capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. On April 22, 2014, we announced the board of directors of our general partner had declared a distribution of $0.3275 per unit that will be paid on May 15, 2014 to unitholders of record on May 5, 2014. This represents an increase of $0.0150 per unit, or 4.8 percent, above the fourth quarter 2013 distribution of $0.3125 per unit. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Our intentions regarding the distribution growth rate expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; volatility in and/or degradation of market and industry conditions; completion of pipeline capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth strategy, whether through organic growth or acquisitions; state and federal environmental, economic, health and safety, energy and other policies and regulations; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

Contractual Cash Obligations

As of March 31, 2014, our contractual cash obligations included revolving credit commitment/administrative fees and borrowings, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the three months ended March 31, 2014, our revolving credit facility committed payments increased $282.3 million due to borrowing on the Credit Agreement to purchase the additional interest in Pipe Line Holdings, including interest and fees, expense project contracts increased $27.0 million due to the timing of project work during 2014 and contracts to acquire property, plant and equipment increased $3.2 million, consistent with our 2014 capital budget program. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 86.4 percent and 80.6 percent of our total revenues and other income for the three months ended March 31, 2014 and 2013, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 46.0 percent and 42.4 percent of our total costs and expenses for the first quarters of 2014 and 2013, respectively. Effective October 1, 2012, MPL’s employees transferred to MPC, and we entered into two employee services agreements with MPC for the provision of certain operational and management services. We believe that transactions with related parties have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2013.

Effective March 1, 2014, we acquired a 13.0 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, which was funded with $40.0 million of cash on hand and by borrowing $270.0 million on our revolver. The terms of the acquisition were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50.0 million revolving credit facility which is scheduled to terminate on March 31, 2019. The agreement requires that we remain in compliance with the covenants, terms and conditions to which we are subject under the MPLX Operations revolving credit agreement. Borrowings of revolving loans under this credit facility bear interest at the one-month term LIBO Rate plus 1.375 percent. As of March 31, 2014, there were no borrowings outstanding under this facility.

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

As of March 31, 2014, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2014, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed.

ACCOUNTING STANDARDS NOT YET ADOPTED

In April 2014, the Financial Accounting Standards Board issued an accounting standards update which redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component(s) of an entity or the classification of a component(s) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on long-term debt, excluding capital leases, as of March 31, 2014 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value(1)	Incremental Change in Net Income
Long-term debt	$270.3	$(0.2)

(1)	Fair value of the variable-rate debt approximates carrying value.

At March 31, 2014, our portfolio of long-term debt consisted of variable-rate borrowings under our revolving credit agreement. Interest rate fluctuations generally do not impact the fair value of borrowings under our revolving credit agreement, but may affect our results of operations and cash flows. As of March 31, 2014, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, we implemented an Enterprise Resource Planning system for core financial and procurement processes. As a result of the implementation, certain internal controls have changed. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities

In connection with 15,420 common units issued upon the vesting of phantom units under the MPLX 2012 Plan, our general partner purchased 315 general partner units for $14,888 in cash during the three months ended March 31, 2014, to maintain its 2.0% general partner interest in us. Proceeds from the sale of the general partner units were used for general partnership purposes. The general partner units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714
10.1	Partnership Interests Purchase Agreement, dated February 26, 2014, by and between MPLX Operations LLC and MPL Investment LLC	8-K	2.1	3/4/2014	001-35714
10.2	MPLX GP LLC Non-Management Director Compensation Policy and Director Equity Award Terms					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS+	XBRL Instance Document						X
101.SCH+	XBRL Taxonomy Extension Schema.						X
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 5, 2014	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)