Form 10-Q
period 2014-09-30
MPLX LP
filed 2014-11-03
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

MPLX LP had 36,966,994 common units, 36,951,515 subordinated units and 1,508,541 general partner units outstanding at October 31, 2014.

MPLX LP
Form 10-Q
Quarter Ended September 30, 2014

Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of September 30, 2014 MPLX LP owned a 69 percent general partner interest. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2014	2013	2014	2013
Revenues and other income:
Sales and other operating revenues	$16.6	$20.4	$52.2	$60.0
Sales to related parties	114.1	97.8	336.0	284.2
Other income	1.5	1.0	4.1	3.1
Other income - related parties	5.8	4.6	16.9	13.4
Total revenues and other income	138.0	123.8	409.2	360.7
Costs and expenses:
Cost of revenues (excludes items below)	40.6	33.1	102.9	99.2
Purchases from related parties	23.7	23.8	71.4	69.4
Depreciation	12.5	12.7	37.5	36.3
General and administrative expenses	15.3	13.0	47.1	40.4
Other taxes	1.7	1.4	5.5	4.9
Total costs and expenses	93.8	84.0	264.4	250.2
Income from operations	44.2	39.8	144.8	110.5
Net interest and other financial costs	1.1	0.2	3.0	0.7
Income before income taxes	43.1	39.6	141.8	109.8
Provision for income taxes	—	0.4	0.1	0.5
Net income	43.1	39.2	141.7	109.3
Less: Net income attributable to MPC-retained interest	14.0	17.7	49.6	51.6
Net income attributable to MPLX LP	29.1	21.5	92.1	57.7
Less: General partner’s interest in net income attributable to MPLX LP	1.5	0.5	3.7	1.2
Limited partners’ interest in net income attributable to MPLX LP	$27.6	$21.0	$88.4	$56.5

Per Unit Data (See Note 5)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.37	$0.29	$1.16	$0.79
Common - diluted	0.37	0.29	1.16	0.79
Subordinated - basic and diluted	0.37	0.29	1.16	0.74
Weighted average limited partner units outstanding:
Common - basic	37.1	37.0	37.0	37.0
Common - diluted	37.1	37.0	37.1	37.0
Subordinated - basic and diluted	37.0	37.0	37.0	37.0
Cash distributions declared per limited partner common unit	$0.3575	$0.2975	$1.0275	$0.8550
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$32.2	$54.1
Receivables	8.9	12.2
Receivables from related parties	45.9	48.3
Materials and supplies inventories	11.6	11.6
Other current assets	6.9	8.9
Total current assets	105.5	135.1
Property, plant and equipment, net	982.6	966.6
Goodwill	104.7	104.7
Other noncurrent assets	1.5	2.1
Total assets	$1,194.3	$1,208.5
Liabilities
Current liabilities:
Accounts payable	$34.9	$30.5
Payables to related parties	17.3	12.8
Deferred revenue - related parties	30.1	34.0
Accrued taxes	5.9	4.0
Long-term debt due within one year	0.8	0.7
Other current liabilities	1.8	1.4
Total current liabilities	90.8	83.4
Long-term deferred revenue - related parties	4.2	—
Long-term debt	264.2	9.8
Deferred credits and other liabilities	1.8	1.2
Total liabilities	361.0	94.4
Commitments and contingencies (see Note 14)
Equity
Common unitholders - public (19.9 million units issued and outstanding)	417.1	412.0
Common unitholder - MPC (17.1 million units issued and outstanding)	61.0	57.4
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	217.1	209.3
General partner - MPC (1.5 million units issued and outstanding)	(203.7)	(32.5)
Total MPLX LP partners’ capital	491.5	646.2
Noncontrolling interest retained by MPC	341.8	467.9
Total equity	833.3	1,114.1
Total liabilities and equity	$1,194.3	$1,208.5

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$141.7	$109.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37.5	36.3
Deferred income taxes	—	0.5
Asset retirement expenditures	(1.0)	(3.4)
Changes in:
Current receivables	3.3	3.3
Materials and supplies inventories	0.7	1.1
Current accounts payable and accrued liabilities	0.9	2.7
Receivables from / liabilities to related parties	7.2	16.9
All other, net	—	0.4
Net cash provided by operating activities	190.3	167.1
Investing activities:
Additions to property, plant and equipment	(47.1)	(81.0)
All other, net	4.0	—
Net cash used in investing activities	(43.1)	(81.0)
Financing activities:
Long-term debt - borrowings	270.0	—
- repayments	(15.6)	(0.6)
Quarterly distributions to unitholders and general partner	(75.2)	(55.4)
Quarterly distributions to noncontrolling interest retained by MPC	(38.3)	(59.9)
Distributions related to purchase of additional interest in Pipe Line Holdings	(310.0)	(100.0)
Net cash used in financing activities	(169.1)	(215.9)
Net decrease in cash and cash equivalents	(21.9)	(129.8)
Cash and cash equivalents at beginning of period	54.1	216.7
Cash and cash equivalents at end of period	$32.2	$86.9

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Total
Balance at December 31, 2012	$410.7	$57.4	$209.3	$13.7	$535.7	$1,226.8
Purchase of additional interest in Pipe Line Holdings	—	—	—	(46.4)	(53.6)	(100.0)
Net Income	15.2	13.1	28.2	1.2	51.6	109.3
Quarterly distributions to unitholders and general partner	(14.7)	(12.6)	(27.1)	(1.0)	—	(55.4)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(59.9)	(59.9)
Non-cash contribution from MPC	—	—	—	—	0.2	0.2
Equity-based compensation	0.8	—	—	—	—	0.8
Balance at September 30, 2013	$412.0	$57.9	$210.4	$(32.5)	$474.0	$1,121.8

Balance at December 31, 2013	$412.0	$57.4	$209.3	$(32.5)	$467.9	$1,114.1
Purchase of additional interest in Pipe Line Holdings	—	—	—	(172.5)	(137.5)	(310.0)
Net income	23.8	20.4	44.2	3.7	49.6	141.7
Quarterly distributions to unitholders and general partner	(19.6)	(16.8)	(36.4)	(2.4)	—	(75.2)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(38.3)	(38.3)
Non-cash contribution from MPC	—	—	—	—	0.1	0.1
Equity-based compensation	0.9	—	—	—	—	0.9
Balance at September 30, 2014	$417.1	$61.0	$217.1	$(203.7)	$341.8	$833.3

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of September 30, 2014, the Partnership’s assets consisted of a 69 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of storage capacity.

The Partnership was formed on March 27, 2012, as a Delaware limited partnership. On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 69 percent general partner interest at September 30, 2014. Initially, 51 percent of Pipe Line Holdings was contributed to the Partnership. Due to subsequent acquisitions, this interest increased to 56 percent as of May 1, 2013 and 69 percent as of March 1, 2014, as discussed in Note 3. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Not Yet Adopted
In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted.
In May 2014, FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board's revenue recognition standard issued on the same day. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. At this point, a final determination has not been made as to the impact of the adoption of this standards update in the first quarter of 2017. However, we do not expect it to have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

3. Acquisitions

Effective March 1, 2014, we acquired a 13 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, which was funded with $40.0 million of cash on hand and $270.0 million of borrowings on our bank revolver. We recorded the 13 percent interest at its historical carrying value of $137.5 million and the excess cash paid over historical carrying value of $172.5 million as a decrease to general partner equity. Prior to this transaction, the 13 percent interest was held by MPC and was reflected as part of the noncontrolling interest retained by MPC in our consolidated financial statements. Beginning March 1, 2014, our consolidated financial statements reflect the 69 percent general partner interest in Pipe Line Holdings owned by MPLX LP, while the 31 percent limited partner interest held by MPC is reflected as a noncontrolling interest.

On May 1, 2013, we acquired a five percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million, which was funded with cash on hand. We recorded the five percent interest in Pipe Line Holdings at its historical carrying value of $53.6 million and the excess cash paid over historical carrying value of $46.4 million as a decrease to general partner equity.

These acquisitions were accounted for on a prospective basis and the terms of the acquisitions were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income attributable to MPLX LP	$29.1	$21.5	$92.1	$57.7
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchases of additional interest in Pipe Line Holdings	—	—	(172.5)	(46.4)
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$29.1	$21.5	$(80.4)	$11.3

4. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent noncontrolling interest. Muskegon owns a common carrier products pipeline.

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

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50.0 million revolving credit facility which is scheduled to terminate on March 31, 2019. The agreement requires that we remain in compliance with the covenants, terms and conditions to which we are subject under our bank revolving credit agreement. This facility allows more efficient use of our bank revolving credit agreement. Borrowings of revolving loans under this credit facility bear interest at the one-month term LIBO Rate plus 1.375 percent. As of September 30, 2014, there were no borrowings outstanding under this facility.

We believe the terms and conditions under our agreements with MPC are generally comparable to those with unrelated parties.

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
MPC	$114.1	$97.8	$336.0	$284.2

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

The fees received for operating pipelines for related parties included in other income-related parties on the consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
MPC	$5.5	$4.3	$16.0	$12.5
Centennial	0.3	0.3	0.8	0.8
Muskegon	—	—	0.1	0.1
Total	$5.8	$4.6	$16.9	$13.4

MPC provides executive management services and certain general and administrative services to us under terms of the omnibus agreement. Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities, as well as compensation expenses. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
MPC	$6.0	$4.2	$18.1	$13.3

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
MPC	$7.8	$7.7	$23.1	$23.5

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
MPC	$1.9	$2.4	$4.1	$5.9

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

Employee services expenses from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Purchases from related parties	$17.7	$19.6	$53.3	$56.1
General and administrative expenses	5.6	3.5	16.6	12.0
Total	$23.3	$23.1	$69.9	$68.1

Receivables from related parties were as follows:

(In millions)	September 30, 2014	December 31, 2013
MPC	$45.4	$47.4
Centennial	0.4	0.6
Muskegon	0.1	0.3
Total	$45.9	$48.3

Prepaid assets with related parties included in other current assets on the consolidated balance sheets were as follows:

(In millions)	September 30, 2014	December 31, 2013
MPC	$—	$0.4

Long-term receivables related to indemnifications provided by MPC, included in other noncurrent assets on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2014	December 31, 2013
MPC	$—	$0.2

Payables to related parties were as follows:

(In millions)	September 30, 2014	December 31, 2013
MPC	$17.3	$12.8

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

During the nine months ended September 30, 2014 and 2013, MPC did not ship its minimum committed volumes on certain of our pipeline systems. The resulting deficiencies were related to transportation services agreements which have four quarter make-up periods. In addition, capital projects we are undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	September 30, 2014	December 31, 2013
Minimum volume deficiencies - MPC	$29.5	$34.0
Project reimbursements - MPC	4.8	—
Total	$34.3	$34.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income attributable to MPLX LP	$29.1	$21.5	$92.1	$57.7
Less: General partner's distributions declared (including IDRs) (1)	1.5	0.5	3.4	1.3
Limited partners’ distributions declared on common units (1)	13.2	11.0	38.0	31.6
Limited partner's distributions declared on subordinated units (1)	13.2	11.0	38.0	31.6
Distributions less than (in excess of) net income attributable to MPLX LP	$1.2	$(1.0)	$12.7	$(6.8)

(1)	See Note 6 for distribution information.

	Three Months Ended September 30, 2014
(In millions, except per unit data)	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$1.5	$13.2	$13.2	$27.9
Distributions less than net income attributable to MPLX LP	0.3	0.5	0.4	1.2
Net income attributable to MPLX LP	$1.8	$13.7	$13.6	$29.1
Weighted average units outstanding:
Basic	1.4	37.1	37.0	75.5
Diluted	1.4	37.1	37.0	75.5
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.37	$0.37
Diluted		$0.37	$0.37

	Three Months Ended September 30, 2013
(In millions, except per unit data)	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$0.5	$11.0	$11.0	$22.5
Distributions in excess of net income attributable to MPLX LP	—	(0.5)	(0.5)	(1.0)
Net income attributable to MPLX LP	$0.5	$10.5	$10.5	$21.5
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.29	$0.29
Diluted		$0.29	$0.29

	Nine Months Ended September 30, 2014
(In millions, except per unit data)	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$3.4	$38.0	$38.0	$79.4
Distributions less than net income attributable to MPLX LP	3.2	4.8	4.7	12.7
Net income attributable to MPLX LP	$6.6	$42.8	$42.7	$92.1
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.1	37.0	75.5
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.16	$1.16
Diluted		$1.16	$1.16

	Nine Months Ended September 30, 2013
(In millions, except per unit data)	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1.3	$31.6	$31.6	$64.5
Distributions in excess of net income attributable to MPLX LP	(0.1)	(2.5)	(4.2)	(6.8)
Net income attributable to MPLX LP	$1.2	$29.1	$27.4	$57.7
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.79	$0.74
Diluted		$0.79	$0.74

6. Equity

Units Outstanding - We had 36,966,994 common units outstanding as of September 30, 2014. Of that number, 17,056,515 were owned by MPC, which also owned 36,951,515 subordinated units and the two percent general partner interest, represented by 1,508,541 general partner units.
The changes in the number of units outstanding from December 31, 2013 through September 30, 2014 are summarized below:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	36,951,515	36,951,515	1,508,225	75,411,255
Issuance of units	—	—	316	316
Unit-based compensation awards	15,479	—	—	15,479
Balance at September 30, 2014	36,966,994	36,951,515	1,508,541	75,427,050
Issuance of Additional Securities - Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.
Net Income Allocation - The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income attributable to MPLX LP	$29.1	$21.5	$92.1	$57.7
Less: General partner's incentive distribution rights	1.0	—	1.9	—
Net income attributable to MPLX LP available to general and limited partners	$28.1	$21.5	$90.2	$57.7

General partner's 2% interest in net income attributable to MPLX LP	$0.5	$0.5	$1.8	$1.2
General partner's incentive distribution rights	1.0	—	1.9	—
General partner's interest in net income attributable to MPLX LP	$1.5	$0.5	$3.7	$1.2

Cash distributions - Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on October 21, 2014, we declared a quarterly cash distribution of $0.3575 per unit, totaling $27.9 million. This distribution will be paid on November 14, 2014 to unitholders of record on November 4, 2014.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2014 and 2013. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
General partner's distributions:
General partner's distributions	$0.5	$0.5	$1.5	$1.3
General partner's incentive distribution rights	1.0	—	1.9	—
Total general partner's distributions	$1.5	$0.5	$3.4	$1.3
Limited partners' distributions:
Common unitholders	$13.2	$11.0	$38.0	$31.6
Subordinated unitholders	13.2	11.0	38.0	31.6
Total limited partners' distributions	26.4	22.0	76.0	63.2
Total cash distributions declared	$27.9	$22.5	$79.4	$64.5
7. Other Items

Net interest and other financial costs were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest income	$—	$—	$—	$(0.3)
Interest expense	1.2	0.2	3.1	0.8
Interest capitalized	(0.2)	(0.2)	(0.7)	(0.6)
Other financial costs	0.1	0.2	0.6	0.8
Net interest and other financial costs	$1.1	$0.2	$3.0	$0.7

8. Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from partnership activity in the states of Kentucky, Tennessee and Texas.

Our income tax provision was less than $0.1 million and $0.4 million for the three months ended September 30, 2014 and 2013 and $0.1 million and $0.5 million for the nine months ended September 30, 2014 and 2013. Our effective tax rate was less than 0.1 percent and 1.0 percent for the three months ended September 30, 2014 and 2013 and 0.1 percent and 0.5 percent for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, we had unrecognized tax benefits of less than $0.1 million.

9. Property, Plant and Equipment

Our investment in property, plant and equipment with associated accumulated depreciation was:

(In millions)	September 30, 2014	December 31, 2013
Land	$5.3	$5.3
Pipelines and related assets	1,068.2	1,060.7
Storage and delivery facilities	165.1	165.7
Other	23.6	22.8
Assets under construction	64.5	21.9
Total	1,326.7	1,276.4
Less accumulated depreciation	344.1	309.8
Property, plant and equipment, net	$982.6	$966.6

10. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Fair Values—Reported

Our primary financial instruments are trade receivables and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) MPC’s investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. Fair value of our variable-rate long-term debt approximates the carrying value. The following table summarizes the fair value and carrying value of our long-term debt, excluding capital leases, at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$255.3	$255.0	$—	$—

11. Debt

Our outstanding borrowings at September 30, 2014 and December 31, 2013 consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
MPLX Operations - bank revolving credit agreement due 2017	$255.0	$—
MPL - capital lease obligations due 2020	10.0	10.5
Total	265.0	10.5
Amounts due within one year	0.8	0.7
Total long-term debt due after one year	$264.2	$9.8

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC. As of September 30, 2014, there were no borrowings outstanding under this facility. A description of this agreement is discussed in detail in Note 4.

During the nine months ended September 30, 2014, we borrowed $270.0 million under our bank revolving credit agreement, at an average interest rate of 1.5 percent, per annum, and repaid $15.0 million of those borrowings. The borrowing was used to fund our acquisition of the additional interest in Pipe Line Holdings on March 1, 2014. At September 30, 2014, we had $255.0 million of borrowings and no letters of credit outstanding under the bank revolving credit agreement, resulting in a total unused revolving credit availability of $245.0 million, or 49.0 percent of the borrowing capacity. The bank revolving credit agreement is scheduled to mature on October 31, 2017.

12. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2014	2013
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1.8	$—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	$0.7	$3.8
Property, plant and equipment contributed by MPC	0.1	0.2

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2014	2013
Additions to property, plant and equipment	$47.1	$81.0
Plus: Increase in capital accruals	5.9	1.6
Asset retirement expenditures	1.0	3.4
Total capital expenditures	$54.0	$86.0

13. Equity-Based Compensation

Phantom Units—The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the nine months ended September 30, 2014:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2013	77,754	$33.84
Granted	49,465	49.09
Issued	(27,360)	34.45
Outstanding at September 30, 2014	99,859	41.22

Performance Units—The performance units paying out in units are accounted for as equity awards and had a weighted-average grant date fair value per unit of $1.16 for 2014, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity of MPLX LP common limited partner units for the nine months ended September 30, 2014:

Number of Units
Outstanding at December 31, 2013	436,917
Granted	500,507
Outstanding at September 30, 2014	937,424

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

At September 30, 2014 and December 31, 2013, accrued liabilities for remediation totaled $1.0 million and $1.1 million, respectively. At September 30, 2014 and December 31, 2013, it is reasonably possible that an estimated loss existed of up to $0.4 million in excess of the amount accrued for remediation. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Offering were $0.1 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively.

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

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.7 million as of September 30, 2014, which consist of leases of vehicles that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At September 30, 2014, our contractual commitments to acquire property, plant and equipment totaled $29.2 million. Our contractual commitments at September 30, 2014 were primarily related to a tank expansion project in Patoka, Illinois and other pipeline related projects.

15. Condensed Consolidating Financial Statements

For purposes of the following footnote, MPLX LP is referred to as "Parent Guarantor" and MPLX Operations is referred to as "Subsidiary Issuer." All other consolidated subsidiaries of the Partnership are collectively referred to as "Non-Guarantor Subsidiaries." The condensed consolidating financial information is provided in connection with the potential issuance of debt securities by the Subsidiary Issuer, which may be fully and unconditionally guaranteed by the Parent Guarantor.

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$16.6	$—	$16.6
Sales to related parties	—	—	114.1	—	114.1
Other income	—	—	1.5	—	1.5
Other income - related parties	—	—	5.8	—	5.8
Equity in earnings of subsidiaries	30.4	31.9	—	(62.3)	—
Total revenues and other income	30.4	31.9	138.0	(62.3)	138.0
Costs and expenses:
Cost of revenues (excludes items below)	—	—	40.6	—	40.6
Purchases from related parties	—	—	23.7	—	23.7
Depreciation	—	—	12.5	—	12.5
General and administrative expenses	1.3	—	14.0	—	15.3
Other taxes	—	—	1.7	—	1.7
Total costs and expenses	1.3	—	92.5	—	93.8
Income from operations	29.1	31.9	45.5	(62.3)	44.2
Net interest and other financial costs (income)	—	1.5	(0.4)	—	1.1
Income before income taxes	29.1	30.4	45.9	(62.3)	43.1
Provision for income taxes	—	—	—	—	—
Net income	29.1	30.4	45.9	(62.3)	43.1
Less: Net income attributable to MPC-retained interest	—	—	—	14.0	14.0
Net income attributable to MPLX LP	$29.1	$30.4	$45.9	$(76.3)	$29.1

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$20.4	$—	$20.4
Sales to related parties	—	—	97.8	—	97.8
Other income	—	—	1.0	—	1.0
Other income - related parties	—	—	4.6	—	4.6
Equity in earnings of subsidiaries	22.8	23.5	—	(46.3)	—
Total revenues and other income	22.8	23.5	123.8	(46.3)	123.8
Costs and expenses:
Cost of revenues (excludes items below)	—	—	33.1	—	33.1
Purchases from related parties	—	—	23.8	—	23.8
Depreciation	—	—	12.7	—	12.7
General and administrative expenses	1.2	—	11.8	—	13.0
Other taxes	0.1	—	1.3	—	1.4
Total costs and expenses	1.3	—	82.7	—	84.0
Income from operations	21.5	23.5	41.1	(46.3)	39.8
Net interest and other financial costs (income)	—	0.7	(0.5)	—	0.2
Income before income taxes	21.5	22.8	41.6	(46.3)	39.6
Provision for income taxes	—	—	0.4	—	0.4
Net income	21.5	22.8	41.2	(46.3)	39.2
Less: Net income attributable to MPC-retained interest	—	—	—	17.7	17.7
Net income attributable to MPLX LP	$21.5	$22.8	$41.2	$(64.0)	$21.5

Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$52.2	$—	$52.2
Sales to related parties	—	—	336.0	—	336.0
Other income	—	—	4.1	—	4.1
Other income - related parties	—	—	16.9	—	16.9
Equity in earnings of subsidiaries	97.2	101.5	—	(198.7)	—
Total revenues and other income	97.2	101.5	409.2	(198.7)	409.2
Costs and expenses:
Cost of revenues (excludes items below)	—	—	102.9	—	102.9
Purchases from related parties	—	—	71.4	—	71.4
Depreciation	—	—	37.5	—	37.5
General and administrative expenses	5.1	—	42.0	—	47.1
Other taxes	—	—	5.5	—	5.5
Total costs and expenses	5.1	—	259.3	—	264.4
Income from operations	92.1	101.5	149.9	(198.7)	144.8
Net interest and other financial costs (income)	—	4.3	(1.3)	—	3.0
Income before income taxes	92.1	97.2	151.2	(198.7)	141.8
Provision for income taxes	—	—	0.1	—	0.1
Net income	92.1	97.2	151.1	(198.7)	141.7
Less: Net income attributable to MPC-retained interest	—	—	—	49.6	49.6
Net income attributable to MPLX LP	$92.1	$97.2	$151.1	$(248.3)	$92.1

Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues and other income:
Sales and other operating revenues	$—	$—	$60.0	$—	$60.0
Sales to related parties	—	—	284.2	—	284.2
Other income	—	—	3.1	—	3.1
Other income - related parties	—	—	13.4	—	13.4
Equity in earnings of subsidiaries	61.5	63.1	—	(124.6)	—
Total revenues and other income	61.5	63.1	360.7	(124.6)	360.7
Costs and expenses:
Cost of revenues (excludes items below)	—	—	99.2	—	99.2
Purchases from related parties	—	—	69.4	—	69.4
Depreciation	—	—	36.3	—	36.3
General and administrative expenses	3.6	—	36.8	—	40.4
Other taxes	0.2	—	4.7	—	4.9
Total costs and expenses	3.8	—	246.4	—	250.2
Income from operations	57.7	63.1	114.3	(124.6)	110.5
Net interest and other financial costs (income)	—	1.6	(0.9)	—	0.7
Income before income taxes	57.7	61.5	115.2	(124.6)	109.8
Provision for income taxes	—	—	0.5	—	0.5
Net income	57.7	61.5	114.7	(124.6)	109.3
Less: Net income attributable to MPC-retained interest	—	—	—	51.6	51.6
Net income attributable to MPLX LP	$57.7	$61.5	$114.7	$(176.2)	$57.7

Condensed Consolidating Balance Sheets

	September 30, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$0.8	$0.5	$30.9	$—	$32.2
Receivables	0.4	—	8.5	—	8.9
Receivables from related parties	—	4.2	186.8	(145.1)	45.9
Materials and supplies inventories	—	—	11.6	—	11.6
Other current assets	—	—	6.9	—	6.9
Total current assets	1.2	4.7	244.7	(145.1)	105.5
Property, plant and equipment, net	—	—	982.6	—	982.6
Investment in subsidiaries	496.7	886.8	—	(1,383.5)	—
Goodwill	—	—	104.7	—	104.7
Other noncurrent assets	—	1.5	—	—	1.5
Total assets	$497.9	$893.0	$1,332.0	$(1,528.6)	$1,194.3
Liabilities
Current liabilities:
Accounts payable	$0.4	$0.1	$34.4	$—	$34.9
Payables to related parties	4.3	140.9	17.2	(145.1)	17.3
Deferred revenue - related parties	—	—	30.1	—	30.1
Accrued taxes	0.4	—	5.5	—	5.9
Long-term debt due within one year	—	—	0.8	—	0.8
Other current liabilities	—	0.3	1.5	—	1.8
Total current liabilities	5.1	141.3	89.5	(145.1)	90.8
Long-term deferred revenue - related parties	—	—	4.2	—	4.2
Long-term debt	—	255.0	9.2	—	264.2
Deferred credits and other liabilities	1.3	—	0.5	—	1.8
Total liabilities	6.4	396.3	103.4	(145.1)	361.0
Equity
MPLX LP partners’ capital	491.5	496.7	1,228.6	(1,725.3)	491.5
Noncontrolling interest retained by MPC	—	—	—	341.8	341.8
Total equity	491.5	496.7	1,228.6	(1,383.5)	833.3
Total liabilities and equity	$497.9	$893.0	$1,332.0	$(1,528.6)	$1,194.3

Condensed Consolidating Balance Sheets

	December 31, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$7.2	$46.9	$—	$54.1
Receivables	0.4	—	11.8	—	12.2
Receivables from related parties	—	—	132.2	(83.9)	48.3
Materials and supplies inventories	—	—	11.6	—	11.6
Other current assets	0.3	—	8.6	—	8.9
Total current assets	0.7	7.2	211.1	(83.9)	135.1
Property, plant and equipment, net	—	—	966.6	—	966.6
Investment in subsidiaries	647.1	721.6	—	(1,368.7)	—
Goodwill	—	—	104.7	—	104.7
Other noncurrent assets	—	1.8	0.3	—	2.1
Total assets	$647.8	$730.6	$1,282.7	$(1,452.6)	$1,208.5
Liabilities
Current liabilities:
Accounts payable	$0.2	$0.3	$30.0	$—	$30.5
Payables to related parties	0.7	83.2	12.8	(83.9)	12.8
Deferred revenue - related parties	—	—	34.0	—	34.0
Accrued taxes	0.3	—	3.7	—	4.0
Long-term debt due within one year	—	—	0.7	—	0.7
Other current liabilities	—	—	1.4	—	1.4
Total current liabilities	1.2	83.5	82.6	(83.9)	83.4
Long-term debt	—	—	9.8	—	9.8
Deferred credits and other liabilities	0.4	—	0.8	—	1.2
Total liabilities	1.6	83.5	93.2	(83.9)	94.4
Equity
MPLX LP partners’ capital	646.2	647.1	1,189.5	(1,836.6)	646.2
Noncontrolling interest retained by MPC	—	—	—	467.9	467.9
Total equity	646.2	647.1	1,189.5	(1,368.7)	1,114.1
Total liabilities and equity	$647.8	$730.6	$1,282.7	$(1,452.6)	$1,208.5

Condensed Consolidating Statements of Cash Flow

	Nine Months Ended September 30, 2014
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash provided by (used in) operating activities	$76.0	$72.7	$191.0	$(149.4)	$190.3

Investing activities:
Additions to property, plant and equipment	—	(0.2)	(46.9)	—	(47.1)
Investment in Pipe Line Holdings	—	(310.0)	—	310.0	—
Loans to affiliates	—	—	(51.0)	51.0	—
All other, net	—	—	4.0	—	4.0
Net cash provided by (used in) investing activities	—	(310.2)	(93.9)	361.0	(43.1)
Financing activities:
Proceeds from borrowings from affiliates	—	51.0	—	(51.0)	—
Long-term debt - borrowings	—	270.0	—	—	270.0
- repayments	—	(15.0)	(0.6)	—	(15.6)
Quarterly distributions	(75.2)	(75.2)	(74.2)	149.4	(75.2)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	(38.3)	—	(38.3)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	—	—	(310.0)	(310.0)
Net cash provided by (used in) financing activities	(75.2)	230.8	(113.1)	(211.6)	(169.1)
Net increase (decrease) in cash and cash equivalents	0.8	(6.7)	(16.0)	—	(21.9)
Cash and cash equivalents at beginning of period	—	7.2	46.9	—	54.1
Cash and cash equivalents at end of period	$0.8	$0.5	$30.9	$—	$32.2

Condensed Consolidating Statements of Cash Flow

	Nine Months Ended September 30, 2013
(In millions)	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash provided by (used in) operating activities	$54.8	$68.9	$167.0	$(123.6)	$167.1

Investing activities:
Additions to property, plant and equipment	—	(0.2)	(80.8)	—	(81.0)
Investment in Pipe Line Holdings	—	(100.0)	—	100.0	—
Loans to affiliates	—	—	(100.0)	100.0	—
Repayments of loans from affiliates	—	—	16.0	(16.0)	—
Net cash provided by (used in) investing activities	—	(100.2)	(164.8)	184.0	(81.0)
Financing activities:
Proceeds from borrowings from affiliates	—	100.0	—	(100.0)	—
Payments on borrowings from affiliates	—	(16.0)	—	16.0	—
Long-term debt - repayments	—	—	(0.6)	—	(0.6)
Quarterly distributions	(55.4)	(55.4)	(68.2)	123.6	(55.4)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	(59.9)	—	(59.9)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	—	—	(100.0)	(100.0)
Net cash provided by (used in) financing activities	(55.4)	28.6	(128.7)	(60.4)	(215.9)
Net decrease in cash and cash equivalents	(0.6)	(2.7)	(126.5)	—	(129.8)
Cash and cash equivalents at beginning of period	1.0	9.7	206.0	—	216.7
Cash and cash equivalents at end of period	$0.4	$7.0	$79.5	$—	$86.9

16. Subsequent Event

On October 29, 2014, the board of directors of MPC authorized the sale of its remaining 31 percent interest in Pipe Line Holdings to MPLX.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

PARTNERSHIP OVERVIEW

The Partnership was formed on March 27, 2012, as a Delaware limited partnership. On October 31, 2012, the Partnership completed its initial public offering (the “Offering”) of 19,895,000 common units (including 2,595,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option), representing limited partner interests. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which MPLX LP owned a 69 percent general partner interest at September 30, 2014. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations. As of September 30, 2014, our primary assets consisted of:

•	a 69 percent general partner interest in Pipe Line Holdings, an entity that owns 100 percent interest in MPL and ORPL, which in turn collectively own:

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

As the sole general partner of Pipe Line Holdings, we control all aspects of management of Pipe Line Holdings, including its cash distribution policy. On May 1, 2013, we acquired a five percent interest in Pipe Line Holdings from MPC for consideration of $100.0 million in cash, increasing our ownership interest to 56 percent. The purchase was financed with cash on hand.
Effective March 1, 2014, we acquired a 13 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, bringing our ownership to 69 percent. This purchase was financed with $40.0 million of cash on hand and $270.0 million of borrowings on our bank revolver.

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-U.S. GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow.

We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes, non-cash equity-based compensation and net interest and other financial costs. We also use Distributable Cash Flow, which we define as Adjusted EBITDA plus the current period deferred revenue for committed volume deficiencies less net interest and other financial costs, income taxes paid, maintenance capital expenditures paid and volume deficiency credits.

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

RESULTS OF OPERATIONS
The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2014 and 2013, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow from net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, unless otherwise noted)	2014	2013	Variance	2014	2013	Variance
Revenues and other income:
Sales and other operating revenues	$16.6	$20.4	$(3.8)	$52.2	$60.0	$(7.8)
Sales to related parties	114.1	97.8	16.3	336.0	284.2	51.8
Other income	1.5	1.0	0.5	4.1	3.1	1.0
Other income - related parties	5.8	4.6	1.2	16.9	13.4	3.5
Total revenues and other income	138.0	123.8	14.2	409.2	360.7	48.5
Costs and expenses:
Cost of revenues (excludes items below)	40.6	33.1	7.5	102.9	99.2	3.7
Purchases from related parties	23.7	23.8	(0.1)	71.4	69.4	2.0
Depreciation	12.5	12.7	(0.2)	37.5	36.3	1.2
General and administrative expenses	15.3	13.0	2.3	47.1	40.4	6.7
Other taxes	1.7	1.4	0.3	5.5	4.9	0.6
Total costs and expenses	93.8	84.0	9.8	264.4	250.2	14.2
Income from operations	44.2	39.8	4.4	144.8	110.5	34.3
Net interest and other financial costs	1.1	0.2	0.9	3.0	0.7	2.3
Income before income taxes	43.1	39.6	3.5	141.8	109.8	32.0
Provision for income taxes	—	0.4	(0.4)	0.1	0.5	(0.4)
Net income	43.1	39.2	3.9	141.7	109.3	32.4
Less: Net income attributable to MPC-retained interest	14.0	17.7	(3.7)	49.6	51.6	(2.0)
Net income attributable to MPLX LP	29.1	21.5	7.6	92.1	57.7	34.4
Less: General partner’s interest in net income attributable to MPLX LP	1.5	0.5	1.0	3.7	1.2	2.5
Limited partners’ interest in net income attributable to MPLX LP	$27.6	$21.0	$6.6	$88.4	$56.5	$31.9

Adjusted EBITDA attributable to MPLX LP (1)	$40.2	$30.5	$9.7	$123.9	$82.3	$41.6
Distributable Cash Flow attributable to MPLX LP (1)	33.4	31.0	2.4	106.9	85.8	21.1

Pipeline throughput (mbpd):
Crude oil pipelines	1,048	1,093	(45)	1,021	1,081	(60)
Product pipelines	839	913	(74)	843	930	(87)
Total	1,887	2,006	(119)	1,864	2,011	(147)
Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.64	$0.60	$0.04	$0.66	$0.59	$0.07
Product pipelines	0.63	0.59	0.04	0.61	0.56	0.05
Total pipelines	0.64	0.59	0.05	0.64	0.58	0.06

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Income:
Net income	$43.1	$39.2	$141.7	$109.3
Less: Net income attributable to MPC-retained interest	14.0	17.7	49.6	51.6
Net income attributable to MPLX LP	29.1	21.5	92.1	57.7
Plus: Net income attributable to MPC-retained interest	14.0	17.7	49.6	51.6
Depreciation	12.5	12.7	37.5	36.3
Provision for income taxes	—	0.4	0.1	0.5
Non-cash equity-based compensation	0.5	0.3	1.4	0.8
Net interest and other financial costs	1.1	0.2	3.0	0.7
Adjusted EBITDA	57.2	52.8	183.7	147.6
Less: Adjusted EBITDA attributable to MPC-retained interest	17.0	22.3	59.8	65.3
Adjusted EBITDA attributable to MPLX LP	40.2	30.5	123.9	82.3
Plus: Current period deferred revenue for committed volume deficiencies	7.8	5.1	22.4	12.7
Less: Net interest and other financial costs (1)	1.4	0.5	3.5	1.1
Maintenance capital expenditures paid	5.8	4.0	10.9	7.8
Volume deficiency credits	7.4	0.1	25.0	0.3
Distributable Cash Flow attributable to MPLX LP	$33.4	$31.0	$106.9	$85.8

	Nine Months Ended September 30,
(In millions)	2014	2013
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$190.3	$167.1
Less: Changes in working capital items	12.1	24.0
All other, net	—	0.4
Plus: Non-cash equity-based compensation	1.4	0.8
Net interest and other financial costs	3.0	0.7
Current income taxes expense	0.1	—
Asset retirement expenditures	1.0	3.4
Adjusted EBITDA	183.7	147.6
Less: Adjusted EBITDA attributable to MPC-retained interest	59.8	65.3
Adjusted EBITDA attributable to MPLX LP	123.9	82.3
Plus: Current period deferred revenue for committed volume deficiencies	22.4	12.7
Less: Net interest and other financial costs (1)	3.5	1.1
Maintenance capital expenditures paid	10.9	7.8
Volume deficiency credits	25.0	0.3
Distributable Cash Flow attributable to MPLX LP	$106.9	$85.8

(1) Starting in the third quarter of 2014, net interest and other financial costs is used to calculate Distributable Cash Flow attributable to MPLX LP instead of cash interest paid, net. All prior periods presented have been recalculated to reflect a consistent approach. Previously, Distributable Cash Flow attributable to MPLX LP was $31.1 million in the third quarter of 2013 and $86.3 million for the first nine months of 2013.

Sales and other operating revenues decreased $3.8 million in the third quarter of 2014 compared to the third quarter of 2013. This variance was primarily due to a $4.3 million decrease related to a 53 mbpd reduction in third-party crude oil and products volumes shipped, offset by a $0.4 million increase resulting from higher average tariffs received on the volumes of crude oil and products shipped.

Sales and other operating revenues decreased $7.8 million in the first nine months of 2014 compared to the same period in 2013. This variance was primarily due to a $11.5 million decrease related to a 56 mbpd reduction in third-party crude oil and products volumes shipped, offset by a $3.5 million increase due to higher average tariffs received on the volumes of crude oil and products shipped.

Sales to related parties increased $16.3 million in the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily related to a $6.7 million increase due to higher average tariffs received on the volumes of crude oil and products shipped and an $11.0 million increase in revenue related to volume deficiency credits, offset by a $1.6 million decrease related to a 66 mbpd reduction in related party crude oil and product volumes shipped.

Sales to related parties increased $51.8 million in the first nine months of 2014 compared to the same period in 2013. This increase was primarily related to a $19.4 million increase due to higher average tariffs received on the volumes of crude oil and products shipped and a $36.4 million increase in revenue related to volume deficiency credits, offset by a $3.2 million decrease related to a 91 mbpd reduction in related party crude oil and product volumes shipped.

Other income and other income - related parties increased $1.7 million in the third quarter and $4.5 million in the first nine months of 2014 compared to the same periods in 2013. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues increased $7.5 million in the third quarter and $3.7 million in the first nine months of 2014 compared to the same periods in 2013. The three and nine month variance was primarily related to an increase in contract services used.

Purchases from related parties decreased $0.1 million in the third quarter and increased $2.0 million in the first nine months of 2014 compared to the same periods in 2013. The nine month variance was primarily related to higher compensation expenses provided under the omnibus and employee services agreements with MPC.

Depreciation expense decreased $0.2 million in the third quarter and increased $1.2 million in the first nine months of 2014 compared to the same periods of 2013. The nine month variance was primarily due to completed capital projects.

General and administrative expenses increased $2.3 million in the third quarter and $6.7 million in the first nine months of 2014 compared to the same periods of 2013. The increases were primarily related to services provided under the omnibus and employee services agreements with MPC.

During both the third quarter and first nine months of 2014, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first nine months of 2014, MPC was obligated to make a $32.4 million deficiency payment, of which $11.2 million was paid within the third quarter of 2014. We have recorded these deficiency payments as deferred revenue-related parties on our consolidated balance sheets. During the third quarter and the first nine months of 2014, there was $11.4 million and $36.9 million, respectively, of volume deficiency credits, which we have recorded as revenue. At September 30, 2014, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet related to volume deficiencies was $29.5 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(In millions)
December 31, 2014	$7.7
March 31, 2015	6.8
June 30, 2015	6.9
September 30, 2015	8.1
Total	$29.5

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

GROWTH OUTLOOK

We have announced plans to substantially increase the growth rate of the partnership to build size and scale. This should provide additional capacity to take on projects and acquisition opportunities that will add to our stable and predictable fee-based cash flow business. It should also support our intention to maintain an attractive distribution growth profile over the long term. In support of these plans, the MPC board of directors has authorized the sale of MPC's remaining 31 percent interest in MPLX Pipe Line Holdings LP to MPLX. If the MPLX board of directors approves the transaction, it would be expected to be financed with a combination of debt and equity, which could include transactions with the sponsor.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $32.2 million at September 30, 2014 compared to $54.1 million at December 31, 2013. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$190.3	$167.1
Investing activities	(43.1)	(81.0)
Financing activities	(169.1)	(215.9)
Total	$(21.9)	$(129.8)

Net cash provided by operating activities increased $23.2 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to a $32.4 million increase in net income, offset by a $11.9 million unfavorable impact from changes in working capital as discussed below.
For the first nine months of 2014, changes in working capital were a net $12.1 million source of cash. Net liabilities to related parties increased $7.2 million, primarily due to an increase in payables to related parties and a decrease in receivables from related parties. Third-party receivables decreased $3.3 million primarily due to lower third-party tariff revenue receivables and payments received on outstanding receivables.

For the first nine months of 2013, changes in working capital were a net $24.0 million source of cash. Net liabilities to related parties increased $16.9 million, primarily due to an increase in deferred revenue from related parties, partially offset by a decrease in payables from related parties. Third-party payables increased $2.7 million primarily due to the timing of project expenditures. Third-party receivables decreased $3.3 million primarily due to lower third-party tariff revenue receivables and payments received on outstanding receivables.

Net cash used in investing activities decreased $37.9 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to a $33.9 million decrease in additions to property, plant and equipment. Additions to property, plant and equipment of $47.1 million in the first nine months of 2014 and $81.0 million in the first nine months of 2013 were primarily due to capital expenditures.

Net cash used in financing activities decreased $46.8 million in the first nine months of 2014 compared to the first nine months of 2013. The decrease in cash used is primarily due to $255.0 million in net borrowings on our bank revolving credit agreement, partially offset by increased distributions to MPC of $210.0 million related to the acquisition of interests in Pipe Line Holdings.

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

Our bank revolving credit agreement (“Credit Agreement”) contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). At September 30, 2014, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 1.7 to 1.0, as well as other covenants contained in the Credit Agreement. As of September 30, 2014, we had $255.0 million outstanding under the Credit Agreement.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50.0 million revolving credit facility which is scheduled to terminate on March 31, 2019. This facility allows more efficient use of our aforementioned Credit Agreement. The agreement requires that we remain in compliance with the covenants, terms and conditions to which we are subject under the aforementioned Credit Agreement. Borrowings of revolving loans under this credit facility bear interest at the one-month term LIBO Rate plus 1.375 percent. As of September 30, 2014, there were no borrowings outstanding under this facility.

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

Our capital expenditures for the nine months ended September 30, 2014 and 2013 are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2014	2013
Maintenance	$17.4	$15.3
Expansion	36.6	70.7
Total capital expenditures	54.0	86.0
Less: Increase in capital accruals	5.9	1.6
Asset retirement expenditures	1.0	3.4
Additions to property, plant and equipment	$47.1	$81.0

Our revised capital budget (including retirement expenditures) for 2014 is $110 million, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in the budget is $82 million for expansion capital expenditures and $28 million for maintenance capital expenditures. The 2014 capital budget has been reduced from $148 million to $110 million due to lower than expected costs through greater procurement efficiencies than originally planned. We continuously evaluate our capital budget and make changes as conditions warrant.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $19.8 million per quarter, or $79.2 million per year, based on the number of common, subordinated and general partner units currently outstanding. On October 21, 2014, we announced the board of directors of our general partner had declared a distribution of $0.3575 per unit that will be paid on November 14, 2014 to unitholders of record on November 4, 2014. This represents an increase of $0.0150 per unit, or 4 percent, above the second quarter 2014 distribution of $0.3425 per unit and an increase of 20 percent over the third quarter 2013 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2014 and 2013. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Distribution declared:
Limited partner units - public	$7.2	$5.9	$20.5	$17.0
Limited partner units - MPC	19.2	16.1	55.5	46.2
General partner units - MPC	0.5	0.5	1.5	1.3
Incentive distribution rights - MPC	1.0	—	1.9	—
Total distribution declared	$27.9	$22.5	$79.4	$64.5
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

Contractual Cash Obligations

As of September 30, 2014, our contractual cash obligations included revolving credit commitment/administrative fees and borrowings, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the nine months ended September 30, 2014, our revolving credit facility committed payments increased $264.3 million due to borrowing on the Credit Agreement to purchase the additional interest in Pipe Line Holdings, including interest and fees, expense project contracts increased $8.1 million due to the timing of project work during 2014 and contracts to acquire property, plant and equipment increased $19.6 million largely due to the spend associated with a tank expansion project in Patoka, Illinois. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

TRANSACTIONS WITH RELATED PARTIES

Following completion of the Offering, MPC held a two percent general partner interest and a 71.6 percent limited partner interest in MPLX LP.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 86 percent and 82 percent of our total revenues and other income for the nine months ended September 30, 2014 and 2013, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. MPC accounted for 42 percent of our total costs and expenses for the first nine months of 2014 and 2013. We believe that transactions with related parties have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2013.

Effective March 1, 2014, we acquired a 13 percent interest in Pipe Line Holdings from MPC for consideration of $310.0 million, which was funded with $40.0 million of cash on hand and by borrowing $270.0 million on our bank revolver. The terms of the acquisition were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50.0 million revolving credit facility which is scheduled to terminate on March 31, 2019. The agreement requires that we remain in compliance with the covenants, terms and conditions to which we are subject under the Credit Agreement. Borrowings of revolving loans under this credit facility bear interest at the one-month term LIBO Rate plus 1.375 percent. As of September 30, 2014, there were no borrowings outstanding under this facility.

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

As of September 30, 2014, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2014, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed.

ACCOUNTING STANDARDS NOT YET ADOPTED
In August 2014, the FASB issued an accounting standards update requiring management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted.
In May 2014, FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board's revenue recognition standard issued on the same day. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. At this point, a final determination has not been made as to the impact of the adoption of this standards update in the first quarter of 2017. However, we do not expect it to have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

(In millions)	Fair Value as of September 30, 2014(1)	Change in Net Income for the Nine Months Ended September 30, 2014 (2)
Long-term debt	$255.3	$1.5

(1)	Fair value of the variable-rate debt approximates carrying value.

(2)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2014.

At September 30, 2014, our portfolio of long-term debt consisted of variable-rate borrowings under our bank revolving credit agreement. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit agreement, but may affect our results of operations and cash flows. As of September 30, 2014, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 3, 2014	By:	/s/ Ian D. Feldman
Ian D. Feldman
Controller of MPLX GP LLC (the general partner of MPLX LP)