Form 10-Q
period 2015-03-31
MPLX LP
filed 2015-05-04
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

MPLX LP had 43,358,428 common units, 36,951,515 subordinated units and 1,638,978 general partner units outstanding at April 30, 2015.

MPLX LP
Form 10-Q
Quarter Ended March 31, 2015

Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of March 31, 2015 MPLX LP owned a 99.5 percent general partner interest. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2015	2014
Revenues and other income:
Sales and other operating revenues	$15.6	$16.9
Sales to related parties	114.4	113.8
Other income	1.4	1.5
Other income - related parties	6.1	5.1
Total revenues and other income	137.5	137.3
Costs and expenses:
Cost of revenues (excludes items below)	27.8	26.6
Purchases from related parties	23.9	24.0
Depreciation	12.7	12.6
General and administrative expenses	18.7	15.9
Other taxes	3.2	1.9
Total costs and expenses	86.3	81.0
Income from operations	51.2	56.3
Net interest and other financial costs	5.3	0.6
Income before income taxes	45.9	55.7
Provision for income taxes	—	—
Net income	45.9	55.7
Less: Net income attributable to MPC-retained interest	0.3	21.5
Net income attributable to MPLX LP	45.6	34.2
Less: General partner’s interest in net income attributable to MPLX LP	4.0	1.0
Limited partners’ interest in net income attributable to MPLX LP	$41.6	$33.2

Per Unit Data (See Note 5)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.46	$0.41
Common - diluted	0.46	0.41
Subordinated - basic and diluted	0.46	0.41
Weighted average limited partner units outstanding:
Common - basic	43.3	37.0
Common - diluted	43.4	37.0
Subordinated - basic and diluted	37.0	37.0
Cash distributions declared per limited partner common unit	$0.4100	$0.3275
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$132.5	$27.3
Receivables	8.6	10.2
Receivables from related parties	51.2	41.0
Materials and supplies inventories	11.5	11.7
Other current assets	6.1	7.0
Total current assets	209.9	97.2
Property, plant and equipment, net	1,031.0	1,008.6
Goodwill	104.7	104.7
Other noncurrent assets	8.4	4.0
Total assets	$1,354.0	$1,214.5
Liabilities
Current liabilities:
Accounts payable	$44.9	$42.2
Payables to related parties	21.8	20.2
Deferred revenue - related parties	33.4	30.5
Accrued taxes	7.1	5.2
Long-term debt due within one year	0.8	0.8
Other current liabilities	7.0	1.7
Total current liabilities	115.0	100.6
Long-term deferred revenue - related parties	4.6	4.0
Long-term debt	757.0	644.0
Deferred credits and other liabilities	1.4	2.2
Total liabilities	878.0	750.8
Commitments and contingencies (see Note 13)
Equity
Common unitholders - public (23.4 million units issued and outstanding)	641.7	639.0
Common unitholder - MPC (20.0 million units issued and outstanding)	263.8	261.1
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	222.5	217.5
General partner - MPC (1.6 million units issued and outstanding)	(657.7)	(659.4)
Total MPLX LP partners’ capital	470.3	458.2
Noncontrolling interest retained by MPC	5.7	5.5
Total equity	476.0	463.7
Total liabilities and equity	$1,354.0	$1,214.5

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$45.9	$55.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.7	12.6
Asset retirement expenditures	(0.1)	(0.2)
Changes in:
Current receivables	1.6	—
Materials and supplies inventories	(0.1)	0.3
Current accounts payable and accrued liabilities	5.0	(2.3)
Receivables from / liabilities to related parties	(5.1)	6.3
All other, net	(1.4)	(0.5)
Net cash provided by operating activities	58.5	71.9
Investing activities:
Additions to property, plant and equipment	(29.7)	(5.1)
All other, net	0.4	(1.5)
Net cash used in investing activities	(29.3)	(6.6)
Financing activities:
Long-term debt - borrowings	528.2	270.0
- repayments	(415.2)	(0.2)
Debt issuance costs	(3.8)	—
Quarterly distributions to unitholders and general partner	(33.1)	(23.7)
Quarterly distributions to noncontrolling interest retained by MPC	(0.1)	(14.9)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	(310.0)
Net cash provided by (used in) financing activities	76.0	(78.8)
Net increase (decrease) in cash and cash equivalents	105.2	(13.5)
Cash and cash equivalents at beginning of period	27.3	54.1
Cash and cash equivalents at end of period	$132.5	$40.6

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Total
Balance at December 31, 2013	$412.0	$57.4	$209.3	$(32.5)	$467.9	$1,114.1
Purchase of additional interest in Pipe Line Holdings	—	—	—	(172.5)	(137.5)	(310.0)
Net income	8.9	7.7	16.6	1.0	21.5	55.7
Quarterly distributions to unitholders and general partner	(6.2)	(5.4)	(11.6)	(0.5)	—	(23.7)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(14.9)	(14.9)
Non-cash contribution from MPC	—	—	—	—	0.1	0.1
Equity-based compensation	(0.2)	—	—	—	—	(0.2)
Balance at March 31, 2014	$414.5	$59.7	$214.3	$(204.5)	$337.1	$821.1

Balance at December 31, 2014	$639.0	$261.1	$217.5	$(659.4)	$5.5	$463.7
Net income	12.1	10.4	19.1	4.0	0.3	45.9
Quarterly distributions to unitholders and general partner	(9.0)	(7.7)	(14.1)	(2.3)	—	(33.1)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(0.1)	(0.1)
Equity-based compensation	(0.4)	—	—	—	—	(0.4)
Balance at March 31, 2015	$641.7	$263.8	$222.5	$(657.7)	$5.7	$476.0

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of March 31, 2015, the Partnership’s assets consisted of a 99.5 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of natural gas liquids storage capacity.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Recently Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standard update in the first quarter of 2015 did not have an impact on our consolidated results of operations, financial position or cash flows.

Not Yet Adopted

In April 2015, the FASB issued an update requiring that the earnings of transferred net assets prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. As a result, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted.

In April, 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued an update to simplify the presentation of debt issuance costs. The update requires that all debt issue costs be presented on the balance sheet as a direct reduction of the liability. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
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

3. Acquisitions

Effective December 1, 2014, we purchased a 22.875 percent interest in Pipe Line Holdings from subsidiaries of MPC for consideration of $600.0 million, which was financed through borrowings under our bank revolving credit facility. In addition, we accepted a contribution of a 7.625 percent interest in Pipe Line Holdings from a subsidiary of MPC in exchange for the issuance of equity valued at $200.0 million. We recorded the combined 30.5 percent interest at its historical carrying value of $334.8 million and the excess cash paid and equity contributed over historical carrying value of $465.2 million as a decrease to general partner equity. Beginning December 1, 2014, our consolidated financial statements reflect the 99.5 percent general partner interest in Pipe Line Holdings owned by MPLX LP, while the 0.5 percent limited partner interest held by MPC is reflected as a noncontrolling interest.

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

These acquisitions were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors.

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Net income attributable to MPLX LP	$45.6	$34.2
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchases of additional interest in Pipe Line Holdings	—	(172.5)
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$45.6	$(138.3)

4. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest. Muskegon owns a common carrier products pipeline.

Related Party Agreements

We have various long-term, fee-based commercial agreements with MPC under which we provide pipeline transportation and storage services to MPC, and MPC has committed to provide us with minimum quarterly throughput and storage volumes of crude oil and refined products and minimum storage volumes of butane. For detailed descriptions of our commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2014.

We believe the terms and conditions under our agreements with MPC are generally comparable to those with unrelated parties.

New Agreements

We operate various pipeline systems owned by MPC under operating services agreements. Under the agreements the Partnership receives a fee for operating the assets and is generally reimbursed for all direct and indirect costs associated with operating the assets. On January 1, 2015, MPC and MPL amended the Amended and Restated Operating Agreement to reflect the transfer of certain assets from MPC to Hardin Street Transportation LLC (“HST”), an indirect, wholly-owned subsidiary of MPC. This amended agreement, with an annual operating fee of $0.6 million, now covers only the assets not transferred to HST. Also on January 1, 2015, MPL entered into a new agreement with HST (the “HST Operating Agreement”) for operation of the transferred assets with an annual fee of $12.2 million. The HST Operating Agreement has an initial term of twelve months and automatically renews for additional one-year terms, unless either party provides the other party with written notice of its intent to terminate the agreement at least six months prior to the end of the initial term or any renewal term. In combination, the amended and new agreement did not change the fees received by MPL or the services provided under the agreements.

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
MPC	$114.4	$113.8

Related party sales to MPC consist of crude oil and refined products pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. Related party sales to MPC also consist of revenue related to volume deficiency credits.

The fees received for operating pipelines for related parties included in other income-related parties on the consolidated statements of income were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
MPC	$5.8	$4.8
Centennial	0.3	0.3
Total	$6.1	$5.1

MPC provides executive management services and certain general and administrative services to us under terms of the omnibus agreement. Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities, as well as compensation expenses. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
MPC	$5.4	$6.0

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
MPC	$8.2	$7.7

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
MPC	$2.1	$0.8

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

Employee services expenses from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Purchases from related parties	$18.5	$18.0
General and administrative expenses	7.4	5.6
Total	$25.9	$23.6

Receivables from related parties were as follows:

(In millions)	March 31, 2015	December 31, 2014
MPC	$50.7	$40.5
Centennial	0.3	0.3
Muskegon	0.2	0.2
Total	$51.2	$41.0

Payables to related parties were as follows:

(In millions)	March 31, 2015	December 31, 2014
MPC	$21.8	$20.1
Centennial	—	0.1
Total	$21.8	$20.2

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as deferred revenue-related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. We recognize revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in deferred revenue-related parties.

During the three months ended March 31, 2015 and 2014, MPC did not ship its minimum committed volumes on certain pipeline systems. In addition, capital projects we are undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	March 31, 2015	December 31, 2014
Minimum volume deficiencies - MPC	$32.6	$29.9
Project reimbursements - MPC	5.4	4.6
Total	$38.0	$34.5

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

	Three Months Ended March 31,
(In millions)	2015	2014
Net income attributable to MPLX LP	$45.6	$34.2
Less: General partner’s distributions declared (including IDRs) (1)	3.9	0.8
Limited partners’ distributions declared on common units (1)	17.8	12.1
Limited partner’s distributions declared on subordinated units (1)	15.2	12.1
Undistributed net income attributable to MPLX LP	$8.7	$9.2

(1)	See Note 6 for distribution information.

	Three Months Ended March 31, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$3.9	$17.8	$15.2	$36.9
Undistributed net income attributable to MPLX LP	4.4	2.3	2.0	8.7
Net income attributable to MPLX LP (1)	$8.3	$20.1	$17.2	$45.6
Weighted average units outstanding:
Basic	1.6	43.3	37.0	81.9
Diluted	1.6	43.4	37.0	82.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.46	$0.46
Diluted		$0.46	$0.46

	Three Months Ended March 31, 2014
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$0.8	$12.1	$12.1	$25.0
Undistributed net income attributable to MPLX LP	3.0	3.1	3.1	9.2
Net income attributable to MPLX LP (1)	$3.8	$15.2	$15.2	$34.2
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.0	37.0	75.4
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.41	$0.41
Diluted		$0.41	$0.41

(1)	Allocation of net income attributable to MPLX LP is based on the current period distribution priorities as if all earnings for the period had been distributed.

6. Equity

Units Outstanding - We had 43,358,322 common units outstanding as of March 31, 2015. Of that number, 19,980,619 were owned by MPC, which also owned 36,951,515 subordinated units and the two percent general partner interest, represented by 1,638,976 general partner units.
The changes in the number of units outstanding from December 31, 2014 through March 31, 2015 are summarized below:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	43,341,098	36,951,515	1,638,625	81,931,238
Unit-based compensation awards(1)	17,224	—	351	17,575
Balance at March 31, 2015	43,358,322	36,951,515	1,638,976	81,948,813

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $0.1 million in exchange for 351 general partner units to maintain its two percent general partner interest.

Issuance of Additional Securities - Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.

Net Income Allocation - In preparing our consolidated statements of equity, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

	Three Months Ended March 31,
(In millions)	2015	2014
Net income attributable to MPLX LP	$45.6	$34.2
Less: General partner's incentive distribution rights	3.2	0.3
Net income attributable to MPLX LP available to general and limited partners	$42.4	$33.9

General partner's two percent interest in net income attributable to MPLX LP	$0.8	$0.7
General partner's incentive distribution rights	3.2	0.3
General partner's interest in net income attributable to MPLX LP	$4.0	$1.0
Cash distributions - Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on April 20, 2015, we declared a quarterly cash distribution of $0.41 per unit, totaling $36.9 million. This distribution will be paid on May 15, 2015 to unitholders of record on May 5, 2015.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2015 and 2014. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2015	2014
General partner's distributions:
General partner's distributions	$0.7	$0.5
General partner's incentive distribution rights	3.2	0.3
Total general partner's distributions	$3.9	$0.8
Limited partners' distributions:
Common unitholders	$17.8	$12.1
Subordinated unitholders	15.2	12.1
Total limited partners' distributions	33.0	24.2
Total cash distributions declared	$36.9	$25.0

7. Other Items

Net interest and other financial costs were:

	Three Months Ended March 31,
(In millions)	2015	2014
Interest expense	5.5	0.6
Interest capitalized	(0.6)	(0.2)
Other financial costs	0.4	0.2
Net interest and other financial costs	$5.3	$0.6

8. Property, Plant and Equipment

Our investment in property, plant and equipment with associated accumulated depreciation was:

(In millions)	March 31, 2015	December 31, 2014
Land	$5.5	$5.5
Pipelines and related assets	1,081.8	1,081.4
Storage and delivery facilities	166.8	165.8
Other	23.9	23.7
Assets under construction	118.3	85.3
Total	1,396.3	1,361.7
Less accumulated depreciation	365.3	353.1
Property, plant and equipment, net	$1,031.0	$1,008.6

9. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Fair Values—Reported

Our primary financial instruments are trade receivables and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. Fair value of fixed-rate long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs. Fair value of our variable-rate long-term debt approximates the carrying value. The following table summarizes the fair value and carrying value of our long-term debt, excluding capital leases, at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$756.7	$748.2	$635.6	$635.0

10. Debt

Our outstanding borrowings at March 31, 2015 and December 31, 2014 consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
MPLX LP:
Bank revolving credit facility due 2019	—	385.0
Term loan facility due 2019	250.0	250.0
4.000% senior notes due 2025	500.0	—
Consolidated subsidiaries:
Pipe Line Holdings - revolving credit agreement due 2019	—	—
MPL - capital lease obligations due 2020	9.6	9.8
Total	759.6	644.8
Unamortized discount	1.8	—
Amounts due within one year	0.8	0.8
Total long-term debt due after one year	$757.0	$644.0

Senior Notes

On February 12, 2015, we completed a public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “Senior Notes”). The net proceeds from the offering of the Senior Notes were approximately $495.0 million, after deducting underwriting discounts. The net proceeds were used to repay the amounts outstanding under the bank revolving credit facility, as well as for general partnership purposes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015.

Credit Agreements

During the three months ended March 31, 2015, we borrowed $30.0 million under the bank revolving credit facility, at an average interest rate of 1.457 percent, per annum, and repaid $415.0 million of these borrowings. At March 31, 2015, we had no borrowings or letters of credit outstanding under this facility, resulting in total unused loan availability of $1.0 billion, or 100 percent of the borrowing capacity.

The $250 million term loan facility was drawn in full on November 20, 2014. The borrowings under this facility during the three months ended March 31, 2015 were at an average interest rate of 1.566 percent.

On March 31, 2014, Pipe Line Holdings entered into a $50.0 million credit agreement with MPL Investment LLC, a subsidiary of MPC. As of March 31, 2015, there were no borrowings outstanding under this facility.

11. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1.8	$—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to (from) materials and supplies inventories	$(0.3)	$0.4
Property, plant and equipment contributed by MPC	—	0.1

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2015	2014
Additions to property, plant and equipment	$29.7	$5.1
Plus: Increase in capital accruals	5.0	0.1
Asset retirement expenditures	0.1	0.2
Total capital expenditures	$34.8	$5.4

12. Equity-Based Compensation

Phantom Units—The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2015:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2014	100,769	$41.66
Granted	30,659	81.83
Settled	(30,548)	39.87
Outstanding at March 31, 2015	100,880	54.41

Performance Units—We grant performance units under the MPLX LP 2012 Incentive Compensation Plan to certain officers of our general partner and certain eligible MPC officers who make significant contributions to our business. These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units. The performance units paying out in units are accounted for as equity awards and had a weighted-average grant date fair value per unit of $1.04 for 2015, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2015:

Number of Units
Outstanding at December 31, 2014	924,143
Granted	590,687
Outstanding at March 31, 2015	1,514,830

13. Commitments and Contingencies

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

At March 31, 2015 and December 31, 2014, accrued liabilities for remediation totaled $2.1 million and $0.6 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to our initial public offering completed on October 31, 2012 were $0.2 million at March 31, 2015. There were no receivables from MPC for indemnification at December 31, 2014.

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

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.9 million as of March 31, 2015, which consist of leases of vehicles that contain general lease indemnities and guaranteed residual values.

Over the years, we have sold various assets in the normal course of our business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require us to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. We are typically not able to calculate the maximum potential amount of future payments that could be made under such contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because we have little or no past experience with the underlying triggering event upon which a reasonable prediction of the outcome can be based.

Contractual commitments—At March 31, 2015, our contractual commitments to acquire property, plant and equipment totaled $61.5 million. Our contractual commitments at March 31, 2015 were primarily related to various projects including a butane cavern in Robinson, Illinois and tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension.

14. Subsequent Event

On April 29, 2015, the board of directors of MPC authorized the sale of its marine business to MPLX. Subject to the approval of our board of directors, the negotiation of a definitive agreement and the satisfaction of customary closing conditions, the transaction is expected to close in the next several months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations. As of March 31, 2015, our primary assets consisted of:

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

•	a barge dock located on the Mississippi River near Wood River, Illinois with approximately 78 thousand barrels per day (mbpd) of crude oil and product throughput capacity; and

•	crude oil and product tank farms located in Patoka, Wood River and Martinsville, Illinois and Lebanon, Indiana.

•	a 100 percent interest in a butane cavern located in Neal, West Virginia with approximately one million barrels of storage capacity that serves MPC’s Catlettsburg, Kentucky refinery.

RECENT DEVELOPMENTS

On April 29, 2015, the board of directors of MPC authorized the sale of its marine logistics business to MPLX. Subject to the approval of our board of directors, the negotiation of a definitive agreement and the satisfaction of customary closing conditions, the transaction is expected to close in the next several months.

On April 20, 2015, we announced the board of directors of our general partner had declared a distribution of $0.41 per unit that will be paid on May 15, 2015 to unitholders of record on May 5, 2015.

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

RESULTS OF OPERATIONS
The following table and discussion is a summary of our results of operations for the three months ended March 31, 2015 and 2014, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow from net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures.

	Three Months Ended March 31,
(In millions, unless otherwise noted)	2015	2014	Variance
Revenues and other income:
Sales and other operating revenues	$15.6	$16.9	$(1.3)
Sales to related parties	114.4	113.8	0.6
Other income	1.4	1.5	(0.1)
Other income - related parties	6.1	5.1	1.0
Total revenues and other income	137.5	137.3	0.2
Costs and expenses:
Cost of revenues (excludes items below)	27.8	26.6	1.2
Purchases from related parties	23.9	24.0	(0.1)
Depreciation	12.7	12.6	0.1
General and administrative expenses	18.7	15.9	2.8
Other taxes	3.2	1.9	1.3
Total costs and expenses	86.3	81.0	5.3
Income from operations	51.2	56.3	(5.1)
Net interest and other financial costs	5.3	0.6	4.7
Income before income taxes	45.9	55.7	(9.8)
Provision for income taxes	—	—	—
Net income	45.9	55.7	(9.8)
Less: Net income attributable to MPC-retained interest	0.3	21.5	(21.2)
Net income attributable to MPLX LP	45.6	34.2	11.4
Less: General partner’s interest in net income attributable to MPLX LP	4.0	1.0	3.0
Limited partners’ interest in net income attributable to MPLX LP	$41.6	$33.2	$8.4

Adjusted EBITDA attributable to MPLX LP (1)	$64.2	$43.8	$20.4
Distributable Cash Flow attributable to MPLX LP (1)	57.4	37.3	20.1

Pipeline throughput (mbpd):
Crude oil pipelines	1,012	1,009	3
Product pipelines	886	819	67
Total	1,898	1,828	70
Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.67	$0.66	$0.01
Product pipelines	0.62	0.62	—
Total pipelines	0.65	0.64	0.01

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

	Three Months Ended March 31,
(In millions)	2015	2014
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Income:
Net income	$45.9	$55.7
Less: Net income attributable to MPC-retained interest	0.3	21.5
Net income attributable to MPLX LP	45.6	34.2
Plus: Net income attributable to MPC-retained interest	0.3	21.5
Depreciation	12.7	12.6
Non-cash equity-based compensation	0.6	0.4
Net interest and other financial costs	5.3	0.6
Adjusted EBITDA	64.5	69.3
Less: Adjusted EBITDA attributable to MPC-retained interest	0.3	25.5
Adjusted EBITDA attributable to MPLX LP	64.2	43.8
Plus: Current period deferred revenue for committed volume deficiencies	12.6	7.7
Less: Net interest and other financial costs	5.3	0.8
Maintenance capital expenditures paid	4.2	1.9
Volume deficiency credits	9.9	11.5
Distributable Cash Flow attributable to MPLX LP	$57.4	$37.3

	Three Months Ended March 31,
(In millions)	2015	2014
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$58.5	$71.9
Less: Changes in working capital items	1.4	4.3
All other, net	(1.4)	(0.5)
Plus: Non-cash equity-based compensation	0.6	0.4
Net interest and other financial costs	5.3	0.6
Asset retirement expenditures	0.1	0.2
Adjusted EBITDA	64.5	69.3
Less: Adjusted EBITDA attributable to MPC-retained interest	0.3	25.5
Adjusted EBITDA attributable to MPLX LP	64.2	43.8
Plus: Current period deferred revenue for committed volume deficiencies	12.6	7.7
Less: Net interest and other financial costs	5.3	0.8
Maintenance capital expenditures paid	4.2	1.9
Volume deficiency credits	9.9	11.5
Distributable Cash Flow attributable to MPLX LP	$57.4	$37.3

Sales and other operating revenues decreased $1.3 million in the first quarter of 2015 compared to the first quarter of 2014. This variance was primarily due to a $2.5 million decrease related to a 20 mbpd reduction in third-party crude oil volumes shipped, partially offset by a $0.4 million increase related to a 6 mbpd rise in third-party product volumes shipped and $0.8 million increase resulting from higher overall average tariffs.

Sales to related parties increased $0.6 million in the first quarter of 2015 compared to the first quarter of 2014. This variance was primarily related to a $7.4 million increase due to higher overall average tariffs and a $2.5 million increase related to a 105 mbpd rise in overall related party volumes shipped on lower tariff pipelines, partially offset by a $2.8 million decrease related to a 21 mbpd reduction in overall related party volumes shipped on higher tariff pipelines and a $6.7 million decrease in revenue related to volume deficiency credits.

Other income and other income - related parties increased $0.9 million in the first quarter of 2015 compared to the first quarter of 2014. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues increased $1.2 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily related to an increase in environmental remediation and response expenses.

Purchases from related parties decreased $0.1 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease was due to more employee costs capitalized relating to increased capital projects, partially offset by higher compensation expenses provided under the omnibus and employee services agreements with MPC.

General and administrative expenses increased $2.8 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily related to services provided under the omnibus and employee services agreements with MPC.

Net interest and other financial costs increased $4.7 million in the first quarter of 2015 compared to the first quarter of 2014. The increase is due to borrowings on the $250.0 million term loan facility and $500.0 million Senior Notes.

During the first quarter of 2015, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first quarter, MPC was obligated to make a $12.6 million deficiency payment. We record deficiency payments as deferred revenue-related parties on our consolidated balance sheets. In the first quarter of 2015, we recognized revenue of $9.9 million related to volume deficiency credits. At March 31, 2015, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet related to volume deficiencies was $32.6 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(In millions)
June 30, 2015	$6.9
September 30, 2015	8.1
December 31, 2015	8.2
March 31, 2016	9.4
Total	$32.6

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $132.5 million at March 31, 2015 compared to $27.3 million at December 31, 2014. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$58.5	$71.9
Investing activities	(29.3)	(6.6)
Financing activities	76.0	(78.8)
Total	$105.2	$(13.5)

Net cash provided by operating activities decreased $13.4 million in the first three months of 2015 compared to the first three months of 2014, primarily due to a $9.8 million decrease in net income and a $2.9 million unfavorable impact from changes in working capital as discussed below.

For the first three months of 2015, changes in working capital were a net $1.4 million source of cash. Third-party receivables was a $1.6 million source of cash primarily due to lower third-party tariff revenue receivables and payments received on outstanding receivables. Third-party accounts payable and accrued liabilities was a $5.0 million source of cash primarily due to the timing of project expenditures. Net liabilities to related parties was $5.1 million use of cash, primarily from a use of cash due to receivables from related parties, partially offset by a source of cash due to payables to related parties and deficiency payments made by related parties.

For the first three months of 2014, changes in working capital were a net $4.3 million source of cash. Net liabilities to related parties was a $6.3 million source of cash, primarily due to a source of cash from payables to related parties, partially offset by use of cash due to receivables from related parties and deferred revenue with related parties. Third-party accounts payables and accrued liabilities was a $2.3 million use of cash primarily due to the timing of project expenditures.

Net cash used in investing activities increased $22.7 million in the first three months of 2015 compared to the first three months of 2014, primarily due to a $24.6 million increase in additions to property, plant and equipment primarily related to various projects including a butane cavern in Robinson, Illinois and tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension.

Financing activities were a $76.0 million source of cash in the first three months of 2015 compared to a $78.8 million use of cash in the first three months of 2014. The source of cash in the first three months of 2015 was primarily due to $495.0 million of net proceeds from the issuance of Senior Notes and borrowings of $30.0 million under the bank revolving credit facility, partially offset by $415.0 million in long-term debt repayments primarily on the bank revolving credit facility and quarterly distributions of $33.2 million. The use of cash in the first three months of 2014 was primarily due to distributions to MPC of $310.0 million related to the acquisition of interest in Pipe Line Holdings and $38.6 million in quarterly distributions, partially offset by $269.8 million of net borrowings on the bank revolving credit facility.

Debt and Liquidity Overview
Our outstanding borrowings at March 31, 2015 and December 31, 2014 consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
MPLX LP:
Bank revolving credit facility due 2019	—	385.0
Term loan facility due 2019	250.0	250.0
4.000% senior notes due 2025	500.0	—
Consolidated subsidiaries:
Pipe Line Holdings - revolving credit agreement due 2019	—	—
MPL - capital lease obligations due 2020	9.6	9.8
Total	759.6	644.8
Unamortized discount	1.8	—
Amounts due within one year	0.8	0.8
Total long-term debt due after one year	$757.0	$644.0

The increase in debt as of March 31, 2015 compared to year-end 2014 was primarily related to the public offering of the Senior Notes during 2015, partially offset by the repayment of the bank revolving credit facility.

Our bank revolving credit facility (“MPLX Credit Agreement”) includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2015, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.3 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As of March 31, 2015, we had no borrowings outstanding under the MPLX Credit Agreement.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50 million revolving credit facility which is scheduled to terminate on March 31, 2019. As of March 31, 2015, there were no borrowings outstanding under this facility. The size of the revolving credit facility could be changed at MPC’s discretion.
Our intention is to maintain an investment grade credit profile. As of March 31, 2015, we had the following credit rating grade levels.

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
The MPLX Credit Agreement does not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings would increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and may limit our flexibility to obtain future financing.

Our liquidity totaled $1.2 billion at March 31, 2015 consisting of:

	March 31, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$1,000.0	$—	$1,000.0
Pipe Line Holdings - revolving credit agreement	50.0	—	50.0
Total	$1,050.0	$—	1,050.0
Cash and cash equivalents			132.5
Total liquidity			$1,182.5

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

Equity Overview
The table below summarizes the changes in the number of units outstanding through March 31, 2015:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	43,341,098	36,951,515	1,638,625	81,931,238
Unit-based compensation awards(1)	17,224	—	351	17,575
Balance at March 31, 2015	43,358,322	36,951,515	1,638,976	81,948,813
(1) As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $0.1 million in exchange for 351 general partner units to maintain its two percent general partner interest.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $21.5 million per quarter, or $86.0 million per year, based on the number of common, subordinated and general partner units outstanding at March 31, 2015. On April 20, 2015, we announced the board of directors of our general partner had declared a distribution of $0.41 per unit that will be paid on May 15, 2015 to unitholders of record on May 5, 2015. This represents an increase of $0.0275 per unit, or 7 percent, above the fourth quarter 2014 distribution of $0.3825 per unit and an increase of 25 percent over the first quarter 2014 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2015 and 2014. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2015	2014
Distribution declared:
Limited partner units - public	$9.6	$6.5
Limited partner units - MPC	23.4	17.7
General partner units - MPC	0.7	0.5
Incentive distribution rights - MPC	3.2	0.3
Total distribution declared	$36.9	$25.0

Cash distributions declared per limited partner common unit	$0.4100	$0.3275
We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on March 27, 2015 in order to register up to $1.5 billion of additional common units, which may be offered pursuant to an at-the-market program or other means.  The shelf registration statement is effective at this time.

Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; volatility in and/or degradation of market and industry conditions; completion of pipeline capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution objectives; state and federal environmental, economic, health and safety, energy and other policies and regulations; changes to our capital budget; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

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

Our capital expenditures for the three months ended March 31, 2015 and 2014 are shown in the table below:

	Three Months Ended March 31,
(In millions)	2015	2014
Maintenance	$2.5	$2.4
Expansion	32.3	3.0
Total capital expenditures	34.8	5.4
Less: Increase in capital accruals	5.0	0.1
Asset retirement expenditures	0.1	0.2
Additions to property, plant and equipment	$29.7	$5.1

Capital expenditures in the first three months of 2015 related to various projects including a butane cavern build in Robinson, Illinois and a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension.

Our initial capital plan (including retirement expenditures) for 2015 is $260 million. Included in the plan is approximately $220 million for organic expansion projects, such as Cornerstone Pipeline and Utica build-out projects, Patoka to Lima capacity expansion and Robinson butane cavern. The remainder of nearly $40 million is for maintenance capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Cash Obligations

As of March 31, 2015, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the three months ended March 31, 2015, our bank revolving credit facility committed payments decreased $413.9 million due to the repayment of the MPLX Credit Agreement, our senior notes obligation increased $700.2 million due to the public underwritten offering of the Senior Notes, including interest and fees, expense project contracts increased $31.0 million due to the timing of project work during 2015 and contracts to acquire property, plant and equipment increased $36.4 million largely due to the spend associated with various projects including a butane cavern build in Robinson, Illinois and tank expansion in Patoka, Illinois, connecting to MPC’s Southern Access Extension. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2015, MPC held a two percent general partner interest and a 69.5 percent limited partner interest in MPLX LP.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 87 percent and 86 percent of our total revenues and other income for the three months ended March 31, 2015 and 2014. Including these volumes, MPC and related parties accounted for 93 percent of our total revenues and other income for the three months ended March 31, 2015. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

Of our total costs and expenses, MPC accounted for 46 percent for the first three months of 2015 and 2014. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

We believe that transactions with related parties have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1. Financial Statements - Note 4 in this Quarterly Report.

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

As of March 31, 2015, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2015, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed.

ACCOUNTING STANDARDS
Recently Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standards update in the first quarter of 2015 did not have an impact on our consolidated results of operations, financial position or cash flows.

Not Yet Adopted
In April 2015, the FASB issued an update requiring that the earnings of transferred net assets prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. As a result, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted.
In April, 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued an update to simplify the presentation of debt issuance costs. The update requires that all debt issue costs be presented on the balance sheet as a direct reduction of the liability. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
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

(In millions)	Fair Value as of March 31, 2015(1)	Change in Fair Value (2)	Change in Net Income for the Three Months Ended March 31, 2015 (3)
Long-term debt
Fixed-rate	$506.6	$43.1	n/a
Variable-rate	250.1	n/a	1.1

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2015.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2015.

At March 31, 2015, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our term loan facility, but may affect our results of operations and cash flows. As of March 31, 2015, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities

In connection with 17,224 common units issued upon the vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan, our general partner purchased 351 general partner units for $28,677.28 in cash during the three months ended March 31, 2015, to maintain its two percent general partner interest in us. Proceeds from the sale of the general partner units were used for general partnership purposes. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

We operate various pipeline systems owned by MPC under operating services agreements. Under the agreements the Partnership receives a fee for operating the assets and is generally reimbursed for all direct and indirect costs associated with operating the assets. On January 1, 2015, MPC and MPL amended the Amended and Restated Operating Agreement to reflect the transfer of certain assets from MPC to Hardin Street Transportation LLC (“HST”), an indirect, wholly-owned subsidiary of MPC. This amended agreement, with an annual operating fee of $0.6 million, now covers only the assets not transferred to HST. Also on January 1, 2015, MPL entered into a new agreement with HST (the “HST Operating Agreement”) for operation of the transferred assets with an annual fee of $12.2 million. The HST Operating Agreement has an initial term of twelve months and automatically renews for additional one-year terms, unless either party provides the other party with written notice of its intent to terminate the agreement at least six months prior to the end of the initial term or any renewal term. In combination, the amended and new agreement did not change the fees received by MPL or the services provided under the agreements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714
4.1	Indenture, dated February 12, 2015, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/9/2015	001-35714
4.2	First Supplemental Indenture, dated February 12, 2015, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	2/9/2015	001-35714
10.1	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Equity Award Terms					X
10.2	First Amendment to Amended and Restated Operating Agreement, dated as of January 1, 2015, between Marathon Petroleum Company LP and Marathon Pipe Line LLC					X
10.3	Operating Agreement, dated as of January 1, 2015, between Hardin Street Transportation LLC and Marathon Pipe Line LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 4, 2015	By:	/s/ Ian D. Feldman
Ian D. Feldman
Controller of MPLX GP LLC (the general partner of MPLX LP)