Form 10-Q
period 2015-06-30
MPLX LP
filed 2015-08-03
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

MPLX LP had 43,385,196 common units, 36,951,515 subordinated units and 1,639,525 general partner units outstanding at July 31, 2015.

MPLX LP
Form 10-Q
Quarter Ended June 30, 2015

Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of June 30, 2015 MPLX LP owned a 99.5 percent general partner interest. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2015	2014	2015	2014
Revenues and other income:
Sales and other operating revenues	$16.4	$18.7	$32.0	$35.6
Sales to related parties	123.6	108.1	238.0	221.9
Loss on sale of assets	(0.2)	—	(0.2)	—
Other income	1.4	1.1	2.8	2.6
Other income - related parties	6.4	6.0	12.5	11.1
Total revenues and other income	147.6	133.9	285.1	271.2
Costs and expenses:
Cost of revenues (excludes items below)	31.7	35.7	59.5	62.3
Purchases from related parties	24.7	23.7	48.6	47.7
Depreciation	12.7	12.4	25.4	25.0
General and administrative expenses	17.9	15.9	36.6	31.8
Other taxes	3.0	1.9	6.2	3.8
Total costs and expenses	90.0	89.6	176.3	170.6
Income from operations	57.6	44.3	108.8	100.6
Net interest and other financial costs	6.2	1.3	11.5	1.9
Income before income taxes	51.4	43.0	97.3	98.7
Provision for income taxes	—	0.1	—	0.1
Net income	51.4	42.9	97.3	98.6
Less: Net income attributable to MPC-retained interest	0.2	14.1	0.5	35.6
Net income attributable to MPLX LP	51.2	28.8	96.8	63.0
Less: General partner’s interest in net income attributable to MPLX LP	6.8	1.2	10.8	2.2
Limited partners’ interest in net income attributable to MPLX LP	$44.4	$27.6	$86.0	$60.8

Per Unit Data (See Note 5)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.50	$0.37	$0.96	$0.79
Common - diluted	0.50	0.37	0.96	0.79
Subordinated - basic and diluted	0.50	0.37	0.96	0.79
Weighted average limited partner units outstanding:
Common - basic	43.4	37.0	43.4	37.0
Common - diluted	43.4	37.1	43.4	37.1
Subordinated - basic and diluted	37.0	37.0	37.0	37.0
Cash distributions declared per limited partner common unit	$0.4400	$0.3425	$0.8500	$0.6700
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$130.4	$27.3
Receivables	12.6	10.2
Receivables from related parties	52.7	41.0
Materials and supplies inventories	11.7	11.7
Other current assets	7.3	7.0
Total current assets	214.7	97.2
Property, plant and equipment, net	1,059.5	1,008.6
Goodwill	104.7	104.7
Other noncurrent assets	3.7	4.0
Total assets	$1,382.6	$1,214.5
Liabilities
Current liabilities:
Accounts payable	$55.5	$42.2
Payables to related parties	21.1	20.2
Deferred revenue - related parties	30.0	30.5
Accrued taxes	8.6	5.2
Long-term debt due within one year	0.8	0.8
Accrued interest payable	8.4	0.6
Other current liabilities	3.6	1.1
Total current liabilities	128.0	100.6
Long-term deferred revenue - related parties	7.8	4.0
Long-term debt	752.6	644.0
Deferred credits and other liabilities	1.8	2.2
Total liabilities	890.2	750.8
Commitments and contingencies (see Note 13)
Equity
Common unitholders - public (23.4 million units issued and outstanding)	647.1	639.0
Common unitholder - MPC (20.0 million units issued and outstanding)	266.7	261.1
Subordinated unitholder - MPC (37.0 million units issued and outstanding)	227.9	217.5
General partner - MPC (1.6 million units issued and outstanding)	(655.0)	(659.4)
Total MPLX LP partners’ capital	486.7	458.2
Noncontrolling interest retained by MPC	5.7	5.5
Total equity	492.4	463.7
Total liabilities and equity	$1,382.6	$1,214.5

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$97.3	$98.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.4	25.0
Asset retirement expenditures	(0.3)	(0.9)
Net loss on disposal of assets	0.2	—
Changes in:
Current receivables	(2.4)	1.3
Materials and supplies inventories	(0.2)	0.3
Current accounts payable and accrued liabilities	14.3	(1.8)
Receivables from / liabilities to related parties	(7.5)	7.7
All other, net	1.1	(1.8)
Net cash provided by operating activities	127.9	128.4
Investing activities:
Additions to property, plant and equipment	(63.5)	(13.2)
Disposal of assets	0.4	—
All other, net	(1.1)	3.8
Net cash used in investing activities	(64.2)	(9.4)
Financing activities:
Long-term debt - borrowings	528.2	270.0
- repayments	(415.4)	(15.4)
Debt issuance costs	(4.4)	—
Net proceeds from equity offerings	1.3	—
Quarterly distributions to unitholders and general partner	(70.0)	(48.7)
Quarterly distributions to noncontrolling interest retained by MPC	(0.3)	(25.8)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	(310.0)
Net cash provided by (used in) financing activities	39.4	(129.9)
Net increase (decrease) in cash and cash equivalents	103.1	(10.9)
Cash and cash equivalents at beginning of period	27.3	54.1
Cash and cash equivalents at end of period	$130.4	$43.2

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Total
Balance at December 31, 2013	$412.0	$57.4	$209.3	$(32.5)	$467.9	$1,114.1
Purchase of additional interest in Pipe Line Holdings	—	—	—	(172.5)	(137.5)	(310.0)
Net income	16.4	14.0	30.4	2.2	35.6	98.6
Quarterly distributions to unitholders and general partner	(12.8)	(10.9)	(23.7)	(1.3)	—	(48.7)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(25.8)	(25.8)
Non-cash contribution from MPC	—	—	—	—	0.1	0.1
Equity-based compensation	0.4	—	—	—	—	0.4
Balance at June 30, 2014	$416.0	$60.5	$216.0	$(204.1)	$340.3	$828.7

Balance at December 31, 2014	$639.0	$261.1	$217.5	$(659.4)	$5.5	$463.7
Issuance of units under ATM program	1.3	—	—	—	—	1.3
Net income	25.0	21.4	39.7	10.7	0.5	97.3
Quarterly distributions to unitholders and general partner	(18.6)	(15.8)	(29.3)	(6.3)	—	(70.0)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	0.4	—	—	—	—	0.4
Balance at June 30, 2015	$647.1	$266.7	$227.9	$(655.0)	$5.7	$492.4

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of June 30, 2015, the Partnership’s assets consisted of a 99.5 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. The Partnership also owns a 100 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of natural gas liquids storage capacity.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

In preparing our consolidated statements of equity, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 5.

2. Accounting Standards

Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify the presentation of debt issuance costs. The update requires that debt issue costs for term debt are to be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other noncurrent assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Our adoption of this standard in the second quarter of 2015 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standards update in the first quarter of 2015 did not impact our consolidated results of operations, financial position or cash flows.

Not Yet Adopted
In April 2015, the FASB issued an accounting standards update requiring that the earnings of transferred net assets prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. Under this guidance, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted.
In April 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board’s revenue recognition standard. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted no earlier than January 1, 2017. At this point, we are in the process of determining the impact of the new standard on our consolidated financial statements.

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

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income attributable to MPLX LP	$51.2	$28.8	$96.8	$63.0
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchases of additional interest in Pipe Line Holdings	—	—	—	(172.5)
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$51.2	$28.8	$96.8	$(109.5)

4. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a common carrier products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest. Muskegon owns a common carrier products pipeline.

Related Party Agreements

We have various long-term, fee-based commercial agreements with MPC under which we provide pipeline transportation and storage services to MPC, and MPC has committed to provide us with minimum quarterly throughput and storage volumes of crude oil and refined products and minimum storage volumes of butane. For additional information regarding our commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2014.

We believe the terms and conditions under our agreements with MPC are generally comparable to those with unrelated parties.

New Agreements

Effective June 11, 2015, MPL entered into a transportation services agreement with MPC pursuant to which MPL will charge fees to MPC, at applicable Federal Energy Regulatory Commission tariff rates, for transporting products on the Cornerstone pipeline system and related Utica build-out projects. MPC will be obligated to transport certain minimum quarterly volumes of products on the associated pipeline systems. If MPC fails to transport its minimum volume during any quarter, then MPC will pay MPL a quarterly deficiency payment. The amount of any quarterly deficiency payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline system in excess of MPC’s minimum volume commitment during any of the succeeding four quarters, after which time any unused credits will expire. Upon the expiration or termination of this agreement, MPC will have the opportunity to apply any remaining credit amounts until the completion of the succeeding four quarter period, without regard to the minimum volume commitment under the agreement. This agreement has an initial term of 15 years after the project’s in-service date and automatically renews for up to two renewal terms of five years each unless either party provides the other party with written notice of its intent to terminate at least six months prior to the end of the primary term or any renewal term, as applicable.

We operate various pipeline systems owned by MPC under operating services agreements. Under the agreements the Partnership receives a fee for operating the assets and is generally reimbursed for all direct and indirect costs associated with operating the assets. On January 1, 2015, MPC and MPL amended the Amended and Restated Operating Agreement to reflect the transfer of certain assets from MPC to Hardin Street Transportation LLC (“HST”), an indirect, wholly-owned subsidiary of MPC. This amended agreement, with an annual operating fee of $0.6 million, now covers only the assets not transferred to HST. Also on January 1, 2015, MPL entered into a new agreement with HST (the “HST Operating Agreement”) for operation of the transferred assets with an annual fee of $12.2 million. The HST Operating Agreement has an initial term of one year and automatically renews for additional one-year terms, unless either party provides the other party with written notice of its intent to terminate the agreement at least six months prior to the end of the initial term or any renewal term. In combination, the amended and new agreement did not change the fees received by MPL or the services provided under the agreements.

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
MPC	$123.6	$108.1	$238.0	$221.9

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

The revenue received for operating pipelines for related parties is included in other income-related parties on the consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
MPC	$6.0	$5.7	$11.8	$10.5
Centennial	0.3	0.2	0.6	0.5
Muskegon	0.1	0.1	0.1	0.1
Total	$6.4	$6.0	$12.5	$11.1

MPC provides executive management services and certain general and administrative services to us under terms of the omnibus agreement. Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities, as well as compensation expenses. These charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
MPC	$6.4	$6.1	$11.8	$12.1

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
MPC	$7.9	$7.6	$16.1	$15.3

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
MPC	$4.1	$1.4	$6.2	$2.2

MPLX LP contracts employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as general and administrative expenses.

Employee services expenses from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Purchases from related parties	$18.3	$17.6	$36.8	$35.6
General and administrative expenses	6.7	5.4	14.1	11.0
Total	$25.0	$23.0	$50.9	$46.6

Receivables from related parties were as follows:

(In millions)	June 30, 2015	December 31, 2014
MPC	$51.9	$40.5
Centennial	0.5	0.3
Muskegon	0.3	0.2
Total	$52.7	$41.0

Payables to related parties were as follows:

(In millions)	June 30, 2015	December 31, 2014
MPC	$21.1	$20.1
Centennial	—	0.1
Total	$21.1	$20.2

During the six months ended June 30, 2015 and 2014, MPC did not ship its minimum committed volumes on certain pipeline systems. In addition, capital projects we are undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	June 30, 2015	December 31, 2014
Minimum volume deficiencies - MPC	$32.7	$29.9
Project reimbursements - MPC	5.1	4.6
Total	$37.8	$34.5

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income attributable to MPLX LP	$51.2	$28.8	$96.8	$63.0
Less: General partner’s distributions declared (including IDRs) (1)	6.3	1.1	10.2	1.9
Limited partners’ distributions declared on common units (1)	19.1	12.7	36.9	24.8
Limited partner’s distributions declared on subordinated units (1)	16.2	12.7	31.4	24.8
Undistributed net income attributable to MPLX LP	$9.6	$2.3	$18.3	$11.5

(1)	See Note 6 for distribution information.

	Three Months Ended June 30, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$6.3	$19.1	$16.2	$41.6
Undistributed net income attributable to MPLX LP	4.7	2.7	2.2	9.6
Net income attributable to MPLX LP (1)	$11.0	$21.8	$18.4	$51.2
Weighted average units outstanding:
Basic	1.6	43.4	37.0	82.0
Diluted	1.6	43.4	37.0	82.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.50	$0.50
Diluted		$0.50	$0.50

	Three Months Ended June 30, 2014
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$1.1	$12.7	$12.7	$26.5
Undistributed net income attributable to MPLX LP	0.6	0.9	0.8	2.3
Net income attributable to MPLX LP (1)	$1.7	$13.6	$13.5	$28.8
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.1	37.0	75.5
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.37	$0.37
Diluted		$0.37	$0.37

	Six Months Ended June 30, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$10.2	$36.9	$31.4	$78.5
Undistributed net income attributable to MPLX LP	9.1	5.0	4.2	18.3
Net income attributable to MPLX LP (1)	$19.3	$41.9	$35.6	$96.8
Weighted average units outstanding:
Basic	1.6	43.4	37.0	82.0
Diluted	1.6	43.4	37.0	82.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.96	$0.96
Diluted		$0.96	$0.96

	Six Months Ended June 30, 2014
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$1.9	$24.8	$24.8	$51.5
Undistributed net income attributable to MPLX LP	2.9	4.3	4.3	11.5
Net income attributable to MPLX LP (1)	$4.8	$29.1	$29.1	$63.0
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.1	37.0	75.5
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.79	$0.79
Diluted		$0.79	$0.79

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

6. Equity

Units Outstanding - We had 43,383,594 common units outstanding as of June 30, 2015. Of that number, 19,980,619 were owned by MPC, which also owned 36,951,515 subordinated units and the two percent general partner interest, represented by 1,639,492 general partner units.
ATM Program - On May 18, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). We expect the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the six months ended June 30, 2015, we issued an aggregate of 25,166 common units under our ATM Program, generating net proceeds of approximately $1.3 million.
The changes in the number of units outstanding from December 31, 2014 through June 30, 2015 are summarized below:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	43,341,098	36,951,515	1,638,625	81,931,238
Unit-based compensation awards(1)	17,330	—	353	17,683
Issuance of units under the ATM program(2)	25,166	—	514	25,680
Balance at June 30, 2015	43,383,594	36,951,515	1,639,492	81,974,601

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $0.1 million in exchange for 353 general partner units to maintain its two percent general partner interest.

(2)
As a result of common units issued under the ATM program during the period, MPLX GP contributed less than $0.1 million in exchange for 514 general partner units to maintain its two percent general partner interest.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income attributable to MPLX LP	$51.2	$28.8	$96.8	$63.0
Less: General partner's incentive distribution rights and other	5.8	0.6	9.0	0.9
Net income attributable to MPLX LP available to general and limited partners	$45.4	$28.2	$87.8	$62.1

General partner's two percent interest in net income attributable to MPLX LP	$1.0	$0.6	$1.8	$1.3
General partner's incentive distribution rights and other	5.8	0.6	9.0	0.9
General partner's interest in net income attributable to MPLX LP	$6.8	$1.2	$10.8	$2.2
Cash distributions - Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on July 21, 2015, we declared a quarterly cash distribution of $0.44 per unit, totaling $41.6 million. This distribution will be paid on August 14, 2015 to unitholders of record on August 4, 2015.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2015 and 2014. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
General partner's distributions:
General partner's distributions	$0.8	$0.5	$1.5	$1.0
General partner's incentive distribution rights distributions	5.5	0.6	8.7	0.9
Total general partner's distributions	$6.3	$1.1	$10.2	$1.9
Limited partners' distributions:
Common unitholders	$19.1	$12.7	$36.9	$24.8
Subordinated unitholders	16.2	12.7	31.4	24.8
Total limited partners' distributions	35.3	25.4	68.3	49.6
Total cash distributions declared	$41.6	$26.5	$78.5	$51.5

7. Other Items

Net interest and other financial costs were:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest income	$(0.1)	$—	$(0.1)	$—
Interest expense	6.6	1.3	12.1	1.9
Interest capitalized	(0.8)	(0.3)	(1.4)	(0.5)
Other financial costs	0.5	0.3	0.9	0.5
Net interest and other financial costs	$6.2	$1.3	$11.5	$1.9

8. Property, Plant and Equipment

Our investment in property, plant and equipment with associated accumulated depreciation was:

(In millions)	June 30, 2015	December 31, 2014
Land	$5.5	$5.5
Pipelines and related assets	1,080.7	1,081.4
Storage and delivery facilities	169.7	165.8
Other	24.0	23.7
Assets under construction	155.5	85.3
Total	1,435.4	1,361.7
Less accumulated depreciation	375.9	353.1
Property, plant and equipment, net	$1,059.5	$1,008.6

9. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Fair Values—Reported

Our primary financial instruments are trade receivables and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. Fair value of fixed-rate long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs. Fair value of our variable-rate long-term debt approximates the carrying value. The following table summarizes the fair value and carrying value of our long-term debt, excluding capital leases and debt issuance costs, at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$735.3	$748.3	$635.6	$635.0

10. Debt

Our outstanding borrowings at June 30, 2015 and December 31, 2014 consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
MPLX LP:
Bank revolving credit facility due 2019	—	385.0
Term loan facility due 2019	250.0	250.0
4.000% senior notes due 2025	500.0	—
Consolidated subsidiaries:
Pipe Line Holdings - revolving credit agreement due 2019	—	—
MPL - capital lease obligations due 2020	9.4	9.8
Total	759.4	644.8
Unamortized debt issuance costs(1)	(4.3)	—
Unamortized discount	(1.7)	—
Amounts due within one year	(0.8)	(0.8)
Total long-term debt due after one year	$752.6	$644.0

(1)	We adopted the updated FASB debt issuance cost standard as of June 30, 2015. This has been applied retrospectively and there was no effect to the prior period presented.

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

Credit Agreements

During the six months ended June 30, 2015, we borrowed $30.0 million under the bank revolving credit facility, at an average interest rate of 1.457 percent, per annum, and repaid $415.0 million of these borrowings. At June 30, 2015, we had no borrowings or letters of credit outstanding under this facility, resulting in total unused loan availability of $1.0 billion, or 100 percent of the borrowing capacity.

The $250 million term loan facility was drawn in full on November 20, 2014. The borrowings under this facility during the six months ended June 30, 2015 were at an average interest rate of 1.627 percent.

11. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$2.1	$0.9
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to (from) materials and supplies inventories	$(0.2)	$0.4
Property, plant and equipment contributed by MPC	—	0.1

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2015	2014
Additions to property, plant and equipment	$63.5	$13.2
Plus: Increase in capital accruals	12.8	0.5
Asset retirement expenditures	0.3	0.9
Total capital expenditures	$76.6	$14.6

12. Equity-Based Compensation

Phantom Units—The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the six months ended June 30, 2015:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2014	100,769	$41.66
Granted	33,218	81.17
Settled	(30,710)	39.88
Outstanding at June 30, 2015	103,277	54.90

Performance Units—We grant performance units under the MPLX LP 2012 Incentive Compensation Plan to certain officers of our general partner and certain eligible MPC officers who make significant contributions to our business. These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units. The performance units paying out in units are accounted for as equity awards and had a weighted-average grant date fair value per unit of $1.03 for 2015, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity for the six months ended June 30, 2015:

Number of Units
Outstanding at December 31, 2014	924,143
Granted	597,249
Outstanding at June 30, 2015	1,521,392

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

At June 30, 2015 and December 31, 2014, accrued liabilities for remediation totaled $1.8 million and $0.6 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to our initial public offering completed on October 31, 2012 were less than $0.1 million at June 30, 2015. There were no receivables from MPC for indemnification at December 31, 2014.

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

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.9 million as of June 30, 2015, which consist of leases of vehicles that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At June 30, 2015, our contractual commitments to acquire property, plant and equipment totaled $47.5 million. Our contractual commitments at June 30, 2015 were primarily related to various projects including a butane cavern in Robinson, Illinois, a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project and the Cornerstone Pipeline project.

14. Subsequent Events

On July 11, 2015, MPLX LP and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement whereby MWE would become a wholly owned subsidiary of MPLX LP. The merger is structured as a unit-for-unit transaction plus a one-time cash payment to MWE unitholders. At the effective time of the merger, each common unit of MWE (each, a “Common Unit”) issued and outstanding will be converted into the right to receive 1.09 common units of MPLX LP representing limited partner interests in MPLX LP and cash in an amount obtained by dividing $675.0 million by the number of Common Units (including certain converted equity awards) plus the number of Class B Units of MWE. The Class A Units of MWE, which are all owned by wholly owned subsidiaries of MWE, issued and outstanding will be converted into newly created Class A Units of MPLX LP in accordance with the Class A exchange ratio provided in the merger agreement. Each Class B Unit of MWE issued and outstanding will be converted into a newly created Class B Unit of MPLX LP.
As of the close of trading on Friday, July 10, 2015, the implied total enterprise value for MWE was approximately $20.0 billion, including the assumption of debt of approximately $4.2 billion. MPC would contribute $675.0 million of cash to us to fund the one-time cash payment. The transaction between MPLX LP and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015.
We had previously announced that MPC authorized the sale of its marine business to us. The announced combination of MWE and MPLX LP defers the need for the recently proposed acquisition of MPC's marine business in 2015. Therefore, this transaction has been postponed indefinitely.

In July 2015, a purported class action lawsuit asserting claims challenging the proposed merger of MPLX LP and MWE was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. The lawsuit alleges that the individual members of the board of directors of MarkWest Energy GP, L.L.C. the general partner of MWE, breached their fiduciary and/or contractual duties to the unitholders of MWE and that MPLX LP, MPC and Sapphire Holdco LLC, a subsidiary of MPLX LP, aided and abetted those breaches. The complaint seeks to enjoin the proposed merger or, if the merger is consummated, to rescind the transaction or recover rescission damages. The lawsuit also seeks an accounting and recovery of attorneys’ fees, experts’ fees, and other litigation costs. MPLX LP believes the allegations in the complaint are without merit.

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

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations. As of June 30, 2015, our primary assets consisted of:

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

RECENT DEVELOPMENTS
On July 11, 2015, MPLX LP and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement whereby MWE would become a wholly owned subsidiary of MPLX LP. The merger is structured as a unit-for-unit transaction plus a one-time cash payment to MWE unitholders. At the effective time of the merger, each common unit of MWE (each, a “Common Unit”) issued and outstanding will be converted into the right to receive 1.09 common units of MPLX LP representing limited partner interests in MPLX LP and cash in an amount obtained by dividing $675.0 million by the number of Common Units (including certain converted equity awards) plus the number of Class B Units of MWE. The Class A Units of MWE, which are all owned by wholly owned subsidiaries of MWE, issued and outstanding will be converted into newly created Class A Units of MPLX LP in accordance with the Class A exchange ratio provided in the merger agreement. Each Class B Unit of MWE issued and outstanding will be converted into a newly created Class B Unit of MPLX LP.
As of the close of trading on Friday, July 10, 2015, the implied total enterprise value for MWE was approximately $20.0 billion, including the assumption of debt of approximately $4.2 billion. MPC would contribute $675.0 million of cash to us to fund the one-time cash payment. The transaction between MPLX LP and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015.
With respect to the potential merger with MWE, all three rating agencies affirmed the prospective investment-grade credit rating of the combined partnership.
We had previously announced that MPC authorized the sale of its marine business to us. The announced combination of MWE and MPLX LP defers the need for the recently proposed acquisition of MPC's marine business in 2015. Therefore, this transaction has been postponed indefinitely.

On July 21, 2015, we announced the board of directors of our general partner had declared a distribution of $0.44 per unit that will be paid on August 14, 2015 to unitholders of record on August 4, 2015.
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

The above discussion contains forward-looking statements with respect to the proposed transaction between MPLX LP and MWE. Factors that could affect the proposed transaction between MPLX LP and MWE include, but are not limited to, the ability of MPLX LP and MWE to complete the proposed transaction on the anticipated terms and timetable, the ability to obtain approval of the proposed transaction by the unitholders of MWE and satisfy other conditions to the closing of the transaction contemplated by the merger agreement, the ability to obtain governmental approvals of the proposed transaction based on the proposed terms and schedule, and any conditions imposed on the combined company in connection with consummation of the proposed transaction. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS
The following table and discussion is a summary of our results of operations for the three months and six months ended June 30, 2015 and 2014, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow from net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, unless otherwise noted)	2015	2014	Variance	2015	2014	Variance
Revenues and other income:
Sales and other operating revenues	$16.4	$18.7	$(2.3)	$32.0	$35.6	$(3.6)
Sales to related parties	123.6	108.1	15.5	238.0	221.9	16.1
Loss on sale of assets	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Other income	1.4	1.1	0.3	2.8	2.6	0.2
Other income - related parties	6.4	6.0	0.4	12.5	11.1	1.4
Total revenues and other income	147.6	133.9	13.7	285.1	271.2	13.9
Costs and expenses:
Cost of revenues (excludes items below)	31.7	35.7	(4.0)	59.5	62.3	(2.8)
Purchases from related parties	24.7	23.7	1.0	48.6	47.7	0.9
Depreciation	12.7	12.4	0.3	25.4	25.0	0.4
General and administrative expenses	17.9	15.9	2.0	36.6	31.8	4.8
Other taxes	3.0	1.9	1.1	6.2	3.8	2.4
Total costs and expenses	90.0	89.6	0.4	176.3	170.6	5.7
Income from operations	57.6	44.3	13.3	108.8	100.6	8.2
Net interest and other financial costs	6.2	1.3	4.9	11.5	1.9	9.6
Income before income taxes	51.4	43.0	8.4	97.3	98.7	(1.4)
Provision for income taxes	—	0.1	(0.1)	—	0.1	(0.1)
Net income	51.4	42.9	8.5	97.3	98.6	(1.3)
Less: Net income attributable to MPC-retained interest	0.2	14.1	(13.9)	0.5	35.6	(35.1)
Net income attributable to MPLX LP	51.2	28.8	22.4	96.8	63.0	33.8
Less: General partner’s interest in net income attributable to MPLX LP	6.8	1.2	5.6	10.8	2.2	8.6
Limited partners’ interest in net income attributable to MPLX LP	$44.4	$27.6	$16.8	$86.0	$60.8	$25.2

Adjusted EBITDA attributable to MPLX LP (1)	$70.7	$39.9	$30.8	$134.9	$83.7	$51.2
Distributable Cash Flow attributable to MPLX LP (1)	61.0	36.2	24.8	118.4	73.5	44.9

Pipeline throughput (mbpd):
Crude oil pipelines	1,123	1,044	79	1,068	1,027	41
Product pipelines	941	871	70	913	845	68
Total	2,064	1,915	149	1,981	1,872	109
Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.66	$0.66	$—	$0.67	$0.66	$0.01
Product pipelines	0.64	0.59	0.05	0.63	0.60	0.03
Total pipelines	0.65	0.63	0.02	0.65	0.63	0.02

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Income:
Net income	$51.4	$42.9	$97.3	$98.6
Less: Net income attributable to MPC-retained interest	0.2	14.1	0.5	35.6
Net income attributable to MPLX LP	51.2	28.8	96.8	63.0
Plus: Net income attributable to MPC-retained interest	0.2	14.1	0.5	35.6
Depreciation	12.7	12.4	25.4	25.0
Provision for income taxes	—	0.1	—	0.1
Non-cash equity-based compensation	0.8	0.5	1.4	0.9
Net interest and other financial costs	6.2	1.3	11.5	1.9
Adjusted EBITDA	71.1	57.2	135.6	126.5
Less: Adjusted EBITDA attributable to MPC-retained interest	0.4	17.3	0.7	42.8
Adjusted EBITDA attributable to MPLX LP	70.7	39.9	134.9	83.7
Plus: Current period deferred revenue for committed volume deficiencies	9.2	6.9	21.8	14.6
Less: Net interest and other financial costs	6.2	1.3	11.5	2.1
Maintenance capital expenditures paid	3.5	3.2	7.7	5.1
Volume deficiency credits	9.2	6.1	19.1	17.6
Distributable Cash Flow attributable to MPLX LP	$61.0	$36.2	$118.4	$73.5

	Six Months Ended June 30,
(In millions)	2015	2014
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$127.9	$128.4
Less: Changes in working capital items	4.2	7.5
All other, net	1.1	(1.8)
Plus: Non-cash equity-based compensation	1.4	0.9
Net loss on disposal of assets	(0.2)	—
Net interest and other financial costs	11.5	1.9
Current income taxes expense	—	0.1
Asset retirement expenditures	0.3	0.9
Adjusted EBITDA	135.6	126.5
Less: Adjusted EBITDA attributable to MPC-retained interest	0.7	42.8
Adjusted EBITDA attributable to MPLX LP	134.9	83.7
Plus: Current period deferred revenue for committed volume deficiencies	21.8	14.6
Less: Net interest and other financial costs	11.5	2.1
Maintenance capital expenditures paid	7.7	5.1
Volume deficiency credits	19.1	17.6
Distributable Cash Flow attributable to MPLX LP	$118.4	$73.5

Sales and other operating revenues decreased $2.3 million in the second quarter of 2015 compared to the second quarter of 2014. This variance was primarily due to a $3.5 million decrease related to a 31 mbpd reduction in third-party crude oil and product volumes shipped, partially offset by a $1.1 million increase resulting from higher overall average tariffs.

Sales and other operating revenues decreased $3.6 million in the first six months of 2015 compared to the same period of 2014. This variance was primarily due to a $5.4 million decrease related to a 23 mbpd reduction in third-party crude oil and product volumes shipped, partially offset by a $1.7 million increase resulting from higher overall average tariffs.

Sales to related parties increased $15.5 million in the second quarter of 2015 compared to the second quarter of 2014. This variance was primarily related to a $8.6 million increase due to higher overall average tariffs and a $6.8 million increase related to a 180 mbpd increase in related party crude oil and product volumes shipped.

Sales to related parties increased $16.1 million in the first six months of 2015 compared to the same period of 2014. This variance was primarily related to a $15.9 million increase due to higher overall average tariffs, a $6.6 million increase related to a 132 mbpd increase in related party crude oil and product volumes shipped and a $0.4 million increase in storage fees and other revenue, partially offset by a $6.8 million decrease in revenue recognized for volume deficiency credits.

Other income and other income - related parties increased $0.7 million in the second quarter and $1.6 million in the first six months of 2015 compared to the same periods of 2014. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues decreased $4.0 million in the second quarter and $2.8 million in the first six months of 2015 compared to the same periods of 2014. The decreases were primarily related to a reduction in contract services.

Purchases from related parties increased $1.0 million in the second quarter and $0.9 million in the first six months of 2015 compared to the same periods of 2014. The increases were primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC, partially offset by increased employee costs capitalized.

General and administrative expenses increased $2.0 million in the second quarter and $4.8 million in the first six months of 2015 compared to the same periods of 2014. The increases were primarily related to services provided under the omnibus and employee services agreements with MPC.

Net interest and other financial costs increased $4.9 million in the second quarter and $9.6 million in the first six months of 2015 compared to the same periods of 2014. The increases are due to borrowings on the $250.0 million term loan facility and the issuance of $500.0 million Senior Notes in February 2015.

During both the second quarter and the first six months of 2015, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first six months, MPC was obligated to make a $21.9 million deficiency payment, of which $9.3 million was paid in the second quarter of 2015. We record deficiency payments as deferred revenue-related parties on our consolidated balance sheets. In the second quarter and the first six months of 2015, we recognized revenue of $9.3 million and $19.2 million, respectively, related to volume deficiency credits. At June 30, 2015, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet related to volume deficiencies was $32.7 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(In millions)
September 30, 2015	$8.1
December 31, 2015	8.0
March 31, 2016	7.5
June 30, 2016	5.6
September 30, 2016	—
December 31, 2016	0.2
March 31, 2017	1.9
June 30, 2017	1.4
Total	$32.7

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $130.4 million at June 30, 2015 compared to $27.3 million at December 31, 2014. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$127.9	$128.4
Investing activities	(64.2)	(9.4)
Financing activities	39.4	(129.9)
Total	$103.1	$(10.9)

Net cash provided by operating activities decreased $0.5 million in the first six months of 2015 compared to the first six months of 2014.
For the first six months of 2015, changes in working capital were a net $4.2 million source of cash. Third-party accounts payable and accrued liabilities was a $14.3 million source of cash primarily due to the timing of project expenditures. Net liabilities to related parties was a $7.5 million use of cash, primarily due to increased receivables from related parties, partially offset by a source of cash due to payables to related parties and deficiency payments made by related parties. Third-party receivables was a $2.4 million use of cash primarily due to timing of payments received on outstanding receivables.

For the first six months of 2014, changes in working capital were a net $7.5 million source of cash. Net liabilities to related parties was a $7.7 million source of cash, primarily due to payables to related parties and payments received from related parties on outstanding receivables. Third-party receivables was a $1.3 million source of cash primarily due to lower third-party tariff revenue receivables and payments received on outstanding receivables. Third-party accounts payables and accrued liabilities was a $1.8 million use of cash primarily due to the timing of project expenditures.

Net cash used in investing activities increased $54.8 million in the first six months of 2015 compared to the first six months of 2014, primarily due to a $50.3 million increase in additions to property, plant and equipment primarily related to various projects including a butane cavern in Robinson, Illinois, a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project and the Cornerstone Pipeline project.

Financing activities were a $39.4 million source of cash in the first six months of 2015 compared to a $129.9 million use of cash in the first six months of 2014. The source of cash in the first six months of 2015 was primarily due to $495.0 million of net proceeds from the issuance of the Senior Notes and borrowings of $30.0 million under the bank revolving credit facility, partially offset by $415.0 million in repayments on the bank revolving credit facility and quarterly distributions of $70.3 million. The use of cash in the first six months of 2014 was primarily due to distributions to MPC of $310.0 million related to the acquisition of interest in Pipe Line Holdings and $74.5 million in quarterly distributions, partially offset by $254.6 million of net borrowings on the bank revolving credit facility.

Debt and Liquidity Overview
Our outstanding borrowings at June 30, 2015 and December 31, 2014 consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
MPLX LP:
Bank revolving credit facility due 2019	—	385.0
Term loan facility due 2019	250.0	250.0
4.000% senior notes due 2025	500.0	—
Consolidated subsidiaries:
Pipe Line Holdings - revolving credit agreement due 2019	—	—
MPL - capital lease obligations due 2020	9.4	9.8
Total	759.4	644.8
Unamortized debt issuance costs(1)	(4.3)	—
Unamortized discount	(1.7)	—
Amounts due within one year	(0.8)	(0.8)
Total long-term debt due after one year	$752.6	$644.0
(1) We adopted the updated FASB debt issuance cost standard as of June 30, 2015. This has been applied retrospectively and there was no effect to the prior period presented.

The increase in debt as of June 30, 2015 compared to year-end 2014 was primarily related to the public offering of the Senior Notes during 2015, partially offset by the repayment of the bank revolving credit facility.

Our bank revolving credit facility (“MPLX Credit Agreement”) includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of June 30, 2015, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.1 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As of June 30, 2015, we had no borrowings outstanding under the MPLX Credit Agreement.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50 million revolving credit facility which is scheduled to terminate on March 31, 2019. As of June 30, 2015, there were no borrowings outstanding under this facility. The size of this revolving credit facility could be changed at MPC’s discretion.
Our intention is to maintain an investment grade credit profile. As of June 30, 2015, we had the following credit rating grade levels.

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

Our liquidity totaled $1.2 billion at June 30, 2015 consisting of:

	June 30, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$1,000.0	$—	$1,000.0
Pipe Line Holdings - revolving credit agreement	50.0	—	50.0
Total	$1,050.0	$—	1,050.0
Cash and cash equivalents			130.4
Total liquidity			$1,180.4

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

Equity Overview
The table below summarizes the changes in the number of units outstanding through June 30, 2015:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	43,341,098	36,951,515	1,638,625	81,931,238
Unit-based compensation awards(1)	17,330	—	353	17,683
Issuance of units under the ATM program(2)	25,166	—	514	25,680
Balance at June 30, 2015	43,383,594	36,951,515	1,639,492	81,974,601

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $0.1 million in exchange for 353 general partner units to maintain its two percent general partner interest.

(2)
As a result of common units issued under the ATM program during the period, MPLX GP contributed less than $0.1 million in exchange for 514 general partner units to maintain its two percent general partner interest.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $21.5 million per quarter, or $86.1 million per year, based on the number of common, subordinated and general partner units outstanding at June 30, 2015. On July 21, 2015, we announced the board of directors of our general partner had declared a distribution of $0.44 per unit that will be paid on August 14, 2015 to unitholders of record on August 4, 2015. This represents an increase of $0.03 per unit, or 7 percent, above the first quarter 2015 distribution of $0.41 per unit and an increase of 28 percent over the second quarter 2014 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

We also announced on July 21, 2015 that upon payment of the second quarter distribution, the financial tests required for conversion of all of the subordinated units, which are owned by MPC, will have been met. Accordingly, the subordinated units will convert into common units on a one-for-one basis effective August 17, 2015, the first business day following the payment of the second quarter distribution.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2015 and 2014. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Distribution declared:
Limited partner units - public	$10.3	$6.8	$19.9	$13.3
Limited partner units - MPC	25.0	18.6	48.4	36.3
General partner units - MPC	0.8	0.5	1.5	1.0
Incentive distribution rights - MPC	5.5	0.6	8.7	0.9
Total distribution declared	$41.6	$26.5	$78.5	$51.5

Cash distributions declared per limited partner common unit	$0.4400	$0.3425	$0.8500	$0.6700
On May 18, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). We expect the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the six months ended June 30, 2015, we issued an aggregate of 25,166 common units under our ATM Program, generating net proceeds of approximately $1.3 million.
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

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term, such as the development or acquisition of additional pipeline or storage capacity.

Our capital expenditures for the six months ended June 30, 2015 and 2014 are shown in the table below:

	Six Months Ended June 30,
(In millions)	2015	2014
Maintenance	$7.5	$8.4
Expansion	69.1	6.2
Total capital expenditures	76.6	14.6
Less: Increase in capital accruals	12.8	0.5
Asset retirement expenditures	0.3	0.9
Additions to property, plant and equipment	$63.5	$13.2

Capital expenditures in the first six months of 2015 related to various projects including a butane cavern in Robinson, Illinois, a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project and the Cornerstone Pipeline project.

Our capital plan (including retirement expenditures) for 2015 is $260 million. The plan includes approximately $220 million for expansion capital projects, such as the Cornerstone Pipeline and Utica build-out projects, Patoka to Lima capacity expansion and Robinson, Illinois butane cavern. The remainder of nearly $40 million is for maintenance capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Cash Obligations

As of June 30, 2015, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the six months ended June 30, 2015, our bank revolving credit facility committed payments decreased $414.4 million due to the repayment of the MPLX Credit Agreement, our senior notes obligation increased $700.2 million due to the public underwritten offering of the Senior Notes, including interest and fees, expense project contracts increased $23.6 million due to the timing of project work during 2015 and contracts to acquire property, plant and equipment increased $22.5 million largely due to the spending associated with various projects including a butane cavern in Robinson, Illinois and tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Our opinions concerning liquidity and capital resources, including our ability to avail ourselves in the future of the financing options, mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, material and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project overruns, disruptions or interruptions of our pipeline operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

TRANSACTIONS WITH RELATED PARTIES

At June 30, 2015, MPC held a two percent general partner interest and a 69.5 percent limited partner interest in MPLX LP.
Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 88 percent and 86 percent of our total revenues and other income for the first six months ended June 30, 2015 and 2014, respectively. Including these volumes, MPC and related parties accounted for 92 percent of our total revenues and other income for the first six months ended June 30, 2015. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

Of our total costs and expenses, MPC accounted for 44 percent for the first six months of 2015 and 2014. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of June 30, 2015, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2015, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed.

ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Note 2 to our Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

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

(In millions)	Fair Value as of June 30, 2015(1)	Change in Fair Value (2)	Change in Net Income for the Six Months Ended June 30, 2015 (3)
Long-term debt
Fixed-rate	$485.2	$40.1	n/a
Variable-rate	250.1	n/a	1.8

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2015.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2015.

At June 30, 2015, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our term loan facility, but may affect our results of operations and cash flows. As of June 30, 2015, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Specific matters discussed below are either new proceedings or material developments in proceedings previously reported.

Litigation

In July 2015, a purported class action lawsuit asserting claims challenging the proposed merger of MPLX LP and MWE was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. The lawsuit alleges that the individual members of the board of directors of MarkWest Energy GP, L.L.C. the general partner of MWE, breached their fiduciary and/or contractual duties to the unitholders of MWE and that MPLX LP, MPC and Sapphire Holdco LLC, a subsidiary of MPLX LP, aided and abetted those breaches. The complaint seeks to enjoin the proposed merger or, if the merger is consummated, to rescind the transaction or recover rescission damages. The lawsuit also seeks an accounting and recovery of attorneys’ fees, experts’ fees, and other litigation costs. MPLX LP believes the allegations in the complaint are without merit.

We are a party to a number of other lawsuits and proceedings and cannot predict the outcome of every such matter with certainty. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities

In connection with 106 common units issued upon the vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan, our general partner purchased two general partner units for $159.09 in cash during the three months ended June 30, 2015, to maintain its two percent general partner interest in us.

In connection with 25,166 common units issued pursuant to the ATM Program, our general partner purchased 514 general partner units for $38,156.10 in cash during the three months ended June 30, 2015, to maintain its two percent general partner interest in us.

We expect the proceeds from the sales of the general partner units will be used for general partnership purposes. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
2.1*
Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation.
						X
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714
10.1	Voting Agreement, dated July 11, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC and M&R MWE Liberty, LLC.					X
10.2	Lock-Up Agreement, dated July 11, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC, MarkWest Energy Partners, L.P., M&R MWE Liberty, LLC, EMG Utica, LLC and EMG Utica Condensate, LLC.					X
10.3	Transportation Services Agreement (Cornerstone Pipeline System and Utica Build-Out Projects), effective as of June 11, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC.	8-K	10.1	6/17/2015	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 3, 2015	By:	/s/ Ian D. Feldman
Ian D. Feldman
Controller of MPLX GP LLC (the general partner of MPLX LP)