Form 10-Q
period 2015-09-30
MPLX LP
filed 2015-11-02
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

MPLX LP had 80,336,711 common units and 1,639,525 general partner units outstanding at October 30, 2015.

MPLX LP
Form 10-Q
Quarter Ended September 30, 2015

Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”) and MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), both wholly-owned subsidiaries, and MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), of which as of September 30, 2015 MPLX LP owned a 99.5 percent general partner interest. Pipe Line Holdings owns 100 percent of Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2015	2014	2015	2014
Revenues and other income:
Sales and other operating revenues	$18.2	$16.6	$50.2	$52.2
Sales to related parties	122.7	114.1	360.7	336.0
Loss on sale of assets	—	—	(0.2)	—
Other income	1.4	1.5	4.2	4.1
Other income - related parties	6.3	5.8	18.8	16.9
Total revenues and other income	148.6	138.0	433.7	409.2
Costs and expenses:
Cost of revenues (excludes items below)	41.9	40.6	101.4	102.9
Purchases from related parties	26.5	23.7	75.1	71.4
Depreciation	12.7	12.5	38.1	37.5
General and administrative expenses	21.1	15.3	57.7	47.1
Other taxes	(0.7)	1.7	5.5	5.5
Total costs and expenses	101.5	93.8	277.8	264.4
Income from operations	47.1	44.2	155.9	144.8
Net interest and other financial costs	5.2	1.1	16.7	3.0
Income before income taxes	41.9	43.1	139.2	141.8
Provision for income taxes	0.1	—	0.1	0.1
Net income	41.8	43.1	139.1	141.7
Less: Net income attributable to MPC-retained interest	0.3	14.0	0.8	49.6
Net income attributable to MPLX LP	41.5	29.1	138.3	92.1
Less: General partner’s interest in net income attributable to MPLX LP	8.6	1.5	19.4	3.7
Limited partners’ interest in net income attributable to MPLX LP	$32.9	$27.6	$118.9	$88.4

Per Unit Data (See Note 5)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.41	$0.37	$1.42	$1.16
Common - diluted	0.41	0.37	1.42	1.16
Subordinated - basic and diluted	—	0.37	1.36	1.16
Weighted average limited partner units outstanding:
Common - basic	80.4	37.1	55.9	37.0
Common - diluted	80.4	37.1	55.9	37.1
Subordinated - basic and diluted	—	37.0	24.5	37.0
Cash distributions declared per limited partner common unit	$0.4700	$0.3575	$1.3200	$1.0275
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$90.4	$27.3
Receivables	11.8	10.2
Receivables from related parties	54.9	41.0
Materials and supplies inventories	11.8	11.7
Other current assets	4.1	7.0
Total current assets	173.0	97.2
Property, plant and equipment, net	1,109.2	1,008.6
Goodwill	104.7	104.7
Other noncurrent assets	4.2	4.0
Total assets	$1,391.1	$1,214.5
Liabilities
Current liabilities:
Accounts payable	$67.6	$42.2
Payables to related parties	25.1	20.2
Deferred revenue - related parties	30.5	30.5
Accrued taxes	6.3	5.2
Long-term debt due within one year	0.8	0.8
Accrued interest payable	2.5	0.6
Other current liabilities	2.7	1.1
Total current liabilities	135.5	100.6
Long-term deferred revenue - related parties	8.4	4.0
Long-term debt	752.5	644.0
Deferred credits and other liabilities	1.6	2.2
Total liabilities	898.0	750.8
Commitments and contingencies (see Note 13)
Equity
Common unitholders - public (23.4 million units issued and outstanding)	647.1	639.0
Common unitholder - MPC (57.0 million and 20.0 million units issued and outstanding)	492.7	261.1
Subordinated unitholder - MPC (0 and 37.0 million units issued and outstanding)	—	217.5
General partner - MPC (1.6 million units issued and outstanding)	(652.5)	(659.4)
Total MPLX LP partners’ capital	487.3	458.2
Noncontrolling interest retained by MPC	5.8	5.5
Total equity	493.1	463.7
Total liabilities and equity	$1,391.1	$1,214.5

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$139.1	$141.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38.1	37.5
Asset retirement expenditures	(0.7)	(1.0)
Net loss on disposal of assets	0.2	—
Changes in:
Current receivables	(1.6)	3.3
Materials and supplies inventories	(0.1)	0.7
Current accounts payable and accrued liabilities	12.7	0.9
Receivables from / liabilities to related parties	(4.6)	7.2
All other, net	1.8	—
Net cash provided by operating activities	184.9	190.3
Investing activities:
Additions to property, plant and equipment	(121.1)	(47.1)
Disposal of assets	0.4	—
All other, net	1.6	4.0
Net cash used in investing activities	(119.1)	(43.1)
Financing activities:
Long-term debt - borrowings	528.2	270.0
- repayments	(415.7)	(15.6)
Debt issuance costs	(4.4)	—
Net proceeds from equity offerings	1.3	—
Quarterly distributions to unitholders and general partner	(111.6)	(75.2)
Quarterly distributions to noncontrolling interest retained by MPC	(0.5)	(38.3)
Distributions related to purchase of additional interest in Pipe Line Holdings	—	(310.0)
Net cash used in financing activities	(2.7)	(169.1)
Net increase (decrease) in cash and cash equivalents	63.1	(21.9)
Cash and cash equivalents at beginning of period	27.3	54.1
Cash and cash equivalents at end of period	$90.4	$32.2

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest Retained by MPC	Total
Balance at December 31, 2013	$412.0	$57.4	$209.3	$(32.5)	$467.9	$1,114.1
Purchase of additional interest in Pipe Line Holdings	—	—	—	(172.5)	(137.5)	(310.0)
Net income	23.8	20.4	44.2	3.7	49.6	141.7
Quarterly distributions to unitholders and general partner	(19.6)	(16.8)	(36.4)	(2.4)	—	(75.2)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(38.3)	(38.3)
Non-cash contribution from MPC	—	—	—	—	0.1	0.1
Equity-based compensation	0.9	—	—	—	—	0.9
Balance at September 30, 2014	$417.1	$61.0	$217.1	$(203.7)	$341.8	$833.3

Balance at December 31, 2014	$639.0	$261.1	$217.5	$(659.4)	$5.5	$463.7
Issuance of units under ATM Program	1.3	—	—	—	—	1.3
Net income	34.6	36.2	48.1	19.4	0.8	139.1
Quarterly distributions to unitholders and general partner	(28.9)	(24.7)	(45.5)	(12.5)	—	(111.6)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	(0.5)	(0.5)
Subordinated unit conversion	—	220.1	(220.1)	—	—	—
Equity-based compensation	1.1	—	—	—	—	1.1
Balance at September 30, 2015	$647.1	$492.7	$—	$(652.5)	$5.8	$493.1

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—MPLX LP is a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. As of September 30, 2015, our assets consisted of a 99.5 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. We also own a 100 percent interest in a butane cavern in Neal, West Virginia with approximately one million barrels of natural gas liquids storage capacity.

Our operations consist of one reportable segment.

Basis of Presentation—Our financial position, results of operations and cash flows consist of consolidated MPLX LP activities and balances. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission(“SEC”) applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify the presentation of debt issuance costs. The update requires that debt issue costs for term debt are to be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other noncurrent assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Our early adoption of this standard in the second quarter of 2015 did not have a material impact on our consolidated results of operations, financial position or cash flows. In August 2015, the FASB subsequently issued a clarification as to the handling of debt issuance costs related to line-of-credit arrangements that allows for the presentation of these costs as an asset which would be amortized over the term of the line-of-credit arrangements. This clarification did not have any impact on our consolidated results of operations, financial position or cash flows.

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

Not Yet Adopted
In September 2015, the FASB issued an accounting standards update that eliminates the requirement to restate prior period financial statements for measurement period adjustments. This update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for interim and annual periods beginning after December 15, 2015 with early application permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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

3. Acquisitions

Pending Merger with Markwest Energy Partners, L.P.
On July 11, 2015, MPLX LP and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement (the “Merger Agreement”) whereby MWE would become a wholly owned subsidiary of MPLX LP (the “Merger”). The Merger is structured as a unit-for-unit transaction plus a one-time cash payment to MWE unitholders. At the effective time of the Merger, each common unit of MWE (each, a “Common Unit”) issued and outstanding will be converted into the right to receive 1.09 common units of MPLX LP representing limited partner interests in MPLX LP and cash in an amount obtained by dividing $675.0 million by the number of Common Units (including certain converted equity awards) plus the number of Class B Units of MWE. The Class A Units of MWE, which are all owned by wholly owned subsidiaries of MWE, issued and outstanding immediately prior to the effective time of the Merger will be converted into newly created Class A Units of MPLX LP in accordance with the Class A exchange ratio provided in the Merger Agreement. Each Class B Unit of MWE issued and outstanding immediately prior to the effective time of the Merger will be converted into a newly created Class B Unit of MPLX LP.

As of September 30, 2015, the implied total enterprise value for MWE was approximately $13.7 billion, including the assumption of debt of approximately $4.6 billion. MPC would contribute $675.0 million of cash to us to fund the one-time cash payment to MWE unitholders. The transaction between MPLX LP and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015. MPLX LP has incurred $4.3 million of acquisition costs through September 30, 2015, which are recorded in general and administrative expenses.
Acquisitions of Interests in Pipe Line Holdings

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

These acquisitions were approved by the conflicts committee of the board of directors of our general partner, which is comprised entirely of independent directors. Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income attributable to MPLX LP	$41.5	$29.1	$138.3	$92.1
Transfer to noncontrolling interest retained by MPC:
Decrease in general partner-MPC equity for purchases of additional interest in Pipe Line Holdings	—	—	—	(172.5)
Change from net income attributable to MPLX LP and transfer to noncontrolling interest retained by MPC	$41.5	$29.1	$138.3	$(80.4)

4. Related Party Agreements and Transactions

Our related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a common carrier products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest. Muskegon owns a common carrier products pipeline.

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

New Agreements

On September 17, 2015, MPL entered into an amendment (the “First Amendment”) to its existing Patoka, Illinois tank farm Storage Services Agreement with MPC dated September 24, 2012 (the “Storage Services Agreement”). Under the Storage Services Agreement, MPC pays a monthly fee to store crude oil at MPL’s Patoka, Illinois tank farm. MPC’s fees under the Storage Services Agreement are for the use of the available shell capacity of MPL’s Patoka, Illinois tank farm, regardless of whether MPC fully utilizes all of its contractual capacity. The First Amendment provides for an increase in available shell capacity at the Patoka, Illinois tank farm from 1,386,000 barrels to 2,626,000 barrels due to the addition of four newly constructed tanks at the facility.

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

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
MPC	$122.7	$114.1	$360.7	$336.0

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

The revenue received for operating pipelines for related parties is included in other income-related parties on the consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
MPC	$6.1	$5.5	$17.9	$16.0
Centennial	0.2	0.3	0.8	0.8
Muskegon	—	—	0.1	0.1
Total	$6.3	$5.8	$18.8	$16.9

MPC provides executive management services and certain general and administrative services to us under the terms of the omnibus agreement. Charges for services included in purchases from related parties primarily relate to services that support our operations and maintenance activities, as well as compensation expenses. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
MPC	$6.6	$6.0	$18.4	$18.1

Charges for services included in general and administrative expenses primarily relate to services that support our executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
MPC	$8.1	$7.8	$24.2	$23.1

In addition, some service costs related to engineering services are associated with assets under construction. These costs added to property, plant and equipment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
MPC	$3.2	$1.9	$9.4	$4.1

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

Employee services expenses from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Purchases from related parties	$19.9	$17.7	$56.7	$53.3
General and administrative expenses	6.1	5.6	20.2	16.6
Total	$26.0	$23.3	$76.9	$69.9

Receivables from related parties were as follows:

(In millions)	September 30, 2015	December 31, 2014
MPC	$54.3	$40.5
Centennial	0.5	0.3
Muskegon	0.1	0.2
Total	$54.9	$41.0

Payables to related parties were as follows:

(In millions)	September 30, 2015	December 31, 2014
MPC	$24.6	$20.1
Centennial	0.5	0.1
Total	$25.1	$20.2

During the nine months ended September 30, 2015 and 2014, MPC did not ship its minimum committed volumes on certain of our pipeline systems. In addition, capital projects we are undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	September 30, 2015	December 31, 2014
Minimum volume deficiencies - MPC	$33.7	$29.9
Project reimbursements - MPC	5.2	4.6
Total	$38.9	$34.5

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
As discussed further in Note 6, the subordinated units, all of which were owned by MPC, were converted into common units during the third quarter. For purposes of calculating net income per unit, the subordinated units were treated as if they converted to common units on July 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income attributable to MPLX LP	$41.5	$29.1	$138.3	$92.1
Less: General partner’s distributions declared (including IDRs) (1)	8.8	1.5	19.0	3.4
Limited partners’ distributions declared on common units (1)	37.7	13.2	74.6	38.0
Limited partner’s distributions declared on subordinated units (1)	—	13.2	31.4	38.0
Undistributed net income (loss) attributable to MPLX LP	$(5.0)	$1.2	$13.3	$12.7

(1)	See Note 6 for distribution information.

	Three Months Ended September 30, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$8.8	$37.7	$—	$46.5
Undistributed net loss attributable to MPLX LP	(0.1)	(4.9)	—	(5.0)
Net income attributable to MPLX LP (1)	$8.7	$32.8	$—	$41.5
Weighted average units outstanding:
Basic	1.6	80.4	—	82.0
Diluted	1.6	80.4	—	82.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.41	$—
Diluted		$0.41	$—

	Three Months Ended September 30, 2014
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$1.5	$13.2	$13.2	$27.9
Undistributed net income attributable to MPLX LP	0.3	0.5	0.4	1.2
Net income attributable to MPLX LP (1)	$1.8	$13.7	$13.6	$29.1
Weighted average units outstanding:
Basic	1.4	37.1	37.0	75.5
Diluted	1.4	37.1	37.0	75.5
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.37	$0.37
Diluted		$0.37	$0.37

	Nine Months Ended September 30, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$19.0	$74.6	$31.4	$125.0
Undistributed net income attributable to MPLX LP	6.6	4.6	2.1	13.3
Net income attributable to MPLX LP (1)	$25.6	$79.2	$33.5	$138.3
Weighted average units outstanding:
Basic	1.6	55.9	24.5	82.0
Diluted	1.6	55.9	24.5	82.0
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.42	$1.36
Diluted		$1.42	$1.36

	Nine Months Ended September 30, 2014
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$3.4	$38.0	$38.0	$79.4
Undistributed net income attributable to MPLX LP	3.2	4.8	4.7	12.7
Net income attributable to MPLX LP (1)	$6.6	$42.8	$42.7	$92.1
Weighted average units outstanding:
Basic	1.4	37.0	37.0	75.4
Diluted	1.4	37.1	37.0	75.5
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.16	$1.16
Diluted		$1.16	$1.16

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

6. Equity

Units Outstanding - We had 80,336,711 common units outstanding as of September 30, 2015. Of that number, 56,932,134 were owned by MPC, which also owned the two percent general partner interest, represented by 1,639,525 general partner units.
Following payment of the cash distribution for the second quarter of 2015, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective August 17, 2015, the 36,951,515 subordinated units owned by MPC were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.
ATM Program - On May 18, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). We expect the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the nine months ended September 30, 2015, we issued an aggregate of 25,166 common units under our ATM Program, generating net proceeds of approximately $1.3 million.
The changes in the number of units outstanding from December 31, 2014 through September 30, 2015 are summarized below:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	43,341,098	36,951,515	1,638,625	81,931,238
Unit-based compensation awards(1)	18,932	—	386	19,318
Issuance of units under the ATM Program(2)	25,166	—	514	25,680
Subordinated unit conversion	36,951,515	(36,951,515)	—	—
Balance at September 30, 2015	80,336,711	—	1,639,525	81,976,236

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $0.1 million in exchange for 386 general partner units to maintain its two percent general partner interest.

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

Net Income Allocation - In preparing our consolidated statements of equity, net income attributable to MPLX LP is allocated to the unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income attributable to MPLX LP	$41.5	$29.1	$138.3	$92.1
Less: General partner's incentive distribution rights and other	7.9	1.0	16.9	1.9
Net income attributable to MPLX LP available to general and limited partners	$33.6	$28.1	$121.4	$90.2

General partner's two percent interest in net income attributable to MPLX LP	$0.7	$0.5	$2.5	$1.8
General partner's incentive distribution rights and other	7.9	1.0	16.9	1.9
General partner's interest in net income attributable to MPLX LP	$8.6	$1.5	$19.4	$3.7
Cash distributions - Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on October 20, 2015, we declared a quarterly cash distribution of $0.47 per unit, resulting in total distributions to our limited and general partners of $46.5 million. These distributions will be paid on November 13, 2015 to unitholders of record on November 3, 2015.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2015 and 2014. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
General partner's distributions:
General partner's distributions	$1.0	$0.5	$2.5	$1.5
General partner's incentive distribution rights distributions	7.8	1.0	16.5	1.9
Total general partner's distributions	$8.8	$1.5	$19.0	$3.4
Limited partners' distributions:
Common unitholders	$37.7	$13.2	$74.6	$38.0
Subordinated unitholders	—	13.2	31.4	38.0
Total limited partners' distributions	37.7	26.4	106.0	76.0
Total cash distributions declared	$46.5	$27.9	$125.0	$79.4

7. Other Items

Net interest and other financial costs were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest income	$(0.1)	$—	$(0.2)	$—
Interest expense	5.9	1.2	18.0	3.1
Interest capitalized	(1.2)	(0.2)	(2.6)	(0.7)
Other financial costs	0.6	0.1	1.5	0.6
Net interest and other financial costs	$5.2	$1.1	$16.7	$3.0

8. Property, Plant and Equipment

Our investment in property, plant and equipment with associated accumulated depreciation was:

(In millions)	September 30, 2015	December 31, 2014
Land	$5.5	$5.5
Pipelines and related assets	1,085.0	1,081.4
Storage and delivery facilities	197.7	165.8
Assets under construction	184.3	85.3
Other	24.2	23.7
Total	1,496.7	1,361.7
Less accumulated depreciation	387.5	353.1
Property, plant and equipment, net	$1,109.2	$1,008.6

9. Fair Value Measurements

Fair Values—Recurring

There were no assets accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Fair Values—Reported

Our primary financial instruments are trade receivables and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. Fair value of fixed-rate long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs. Fair value of our variable-rate long-term debt approximates the carrying value. The following table summarizes the fair value and carrying value of our long-term debt, excluding capital leases and debt issuance costs, at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$711.1	$748.3	$635.6	$635.0

10. Debt

Our outstanding borrowings at September 30, 2015 and December 31, 2014 consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
MPLX LP:
Bank revolving credit facility due 2019	—	385.0
Term loan facility due 2019	250.0	250.0
4.000% senior notes due 2025	500.0	—
Consolidated subsidiaries:
Pipe Line Holdings - revolving credit agreement due 2019	—	—
MPL - capital lease obligations due 2020	9.1	9.8
Total	759.1	644.8
Unamortized debt issuance costs(1)	(4.1)	—
Unamortized discount	(1.7)	—
Amounts due within one year	(0.8)	(0.8)
Total long-term debt due after one year	$752.5	$644.0

(1)	We adopted the updated FASB debt issuance cost standard as of June 30, 2015. This has been applied retrospectively and there was no effect to the prior period presented.

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

Credit Agreements

During the nine months ended September 30, 2015, we borrowed $30.0 million under the bank revolving credit facility, at an average interest rate of 1.457 percent, per annum, and repaid $415.0 million of these borrowings. At September 30, 2015, we had no borrowings or letters of credit outstanding under this facility, resulting in total unused loan availability of $1.0 billion, or 100 percent of the borrowing capacity.

The $250 million term loan facility was drawn in full on November 20, 2014. The borrowings under this facility during the nine months ended September 30, 2015 were at an average interest rate of 1.651 percent.

11. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$12.4	$1.8
Income taxes paid	$0.1	$—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	$—	$0.7
Property, plant and equipment contributed by MPC	—	0.1

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2015	2014
Additions to property, plant and equipment	$121.1	$47.1
Plus: Increase in capital accruals	17.5	5.9
Asset retirement expenditures	0.7	1.0
Total capital expenditures	$139.3	$54.0

12. Equity-Based Compensation

Phantom Units—The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2014	100,769	$41.66
Granted	35,630	80.16
Settled	(32,313)	40.18
Outstanding at September 30, 2015	104,086	55.30

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

The following is a summary of the equity-classified performance unit award activity for the nine months ended September 30, 2015:

Number of Units
Outstanding at December 31, 2014	924,143
Granted	597,249
Outstanding at September 30, 2015	1,521,392

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

At September 30, 2015 and December 31, 2014, accrued liabilities for remediation totaled $1.1 million and $0.6 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or penalties, if any, which may be imposed. Receivables from MPC for indemnification of environmental costs related to incidents occurring prior to our initial public offering completed on October 31, 2012 were less than $0.1 million at September 30, 2015. There were no receivables from MPC for indemnification at December 31, 2014.

Litigation Relating to the Pending Merger—In July 2015, a purported class action lawsuit asserting claims challenging the Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MWE. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MWE GP Board”), MPLX, MPLX GP LLC, the general partner of MPLX, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, asserting in connection with the Merger and related disclosures that, among other things, (i) the MWE GP Board breached its duties in approving the Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. The complaint seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages. An adverse judgment for rescission of the Merger or for monetary damages following the completion of the Merger could have an adverse effect on MPLX. The parties believe these claims are without merit and intend to vigorously defend the consolidated lawsuit and therefore, at this time, we do not believe the ultimate resolution of this lawsuit will have a material adverse effect.

Other Lawsuits—In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL. These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and we are unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under our omnibus agreement, MPC will indemnify us for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

Guarantees—We have entered into guarantees with maximum potential undiscounted payments totaling $1.9 million as of September 30, 2015, which consist of leases of vehicles that contain general lease indemnities and guaranteed residual values.

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

Contractual commitments—At September 30, 2015, our contractual commitments to acquire property, plant and equipment totaled $49.6 million. Our contractual commitments at September 30, 2015 were primarily related to various projects including a butane cavern in Robinson, Illinois, a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project and the Cornerstone Pipeline project.

14. Subsequent Events

On October 27, 2015, in connection with the pending Merger, we amended our $1.0 billion bank revolving credit facility to, among other things, (i) extend the term of the bank revolving credit facility to a five-year term commencing on the date of the closing of the Merger and (ii) increase the borrowing capacity of the bank revolving credit facility to up to $2.0 billion. The amendment will only become effective upon the consummation of the Merger.

Subject to consummation of the Merger, our board of directors approved the purchase of the remaining 0.5 percent interest in Pipe Line Holdings from MPC for $12.0 million. This transaction would close at the same time as the Merger.

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

PARTNERSHIP OVERVIEW

We are a fee-based, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. Our assets are integral to the success of MPC’s operations. As of September 30, 2015, our primary assets consisted of:

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

RECENT DEVELOPMENTS

On July 11, 2015, MPLX LP and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement (the “Merger Agreement”) whereby MWE would become a wholly owned subsidiary of MPLX LP (the “Merger”). The Merger is structured as a unit-for-unit transaction plus a one-time cash payment to MWE unitholders. At the effective time of the Merger, each common unit of MWE (each, a “Common Unit”) issued and outstanding will be converted into the right to receive 1.09 common units of MPLX LP representing limited partner interests in MPLX LP and cash in an amount obtained by dividing $675.0 million by the number of Common Units (including certain converted equity awards) plus the number of Class B Units of MWE. The Class A Units of MWE, which are all owned by wholly owned subsidiaries of MWE, issued and outstanding immediately prior to the effective time of the Merger will be converted into newly created Class A Units of MPLX LP in accordance with the Class A exchange ratio provided in the Merger Agreement. Each Class B Unit of MWE issued and outstanding immediately prior to the effective time of the Merger will be converted into a newly created Class B Unit of MPLX LP.
As of September 30, 2015, the implied total enterprise value for MWE was approximately $13.7 billion, including the assumption of debt of approximately $4.6 billion. MPC would contribute $675.0 million of cash to us to fund the one-time cash payment to MWE unitholders. The transaction between MPLX LP and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015. All three rating agencies affirmed the prospective investment-grade credit rating of the combined partnership, subject to the closing of the Merger in a manner consistent with the expectations at the time of the announcement.

On October 27, 2015, in connection with the pending Merger, we amended our $1.0 billion bank revolving credit facility to, among other things, (i) extend the term of the bank revolving credit facility to a five-year term commencing on the date of the closing of the Merger and (ii) increase the borrowing capacity of the bank revolving credit facility to up to $2.0 billion. The amendment will only become effective upon the consummation of the Merger.

If the Merger is consummated, we will assume all of MWE's outstanding debt, including approximately $4.1 billion aggregate principal amount of senior notes and any amounts outstanding under MWE’s revolving credit facility. We intend to assume MWE's outstanding senior notes and repay any amounts outstanding under MWE's revolving credit facility with borrowings under our bank revolving credit facility, as amended.

Subject to consummation of the Merger, our board of directors approved the purchase of the remaining 0.5 percent interest in Pipe Line Holdings from MPC for $12 million. This transaction would close at the same time as the Merger.

On October 20, 2015, we announced the board of directors of our general partner had declared a distribution of $0.47 per unit that will be paid on November 13, 2015 to unitholders of record on November 3, 2015.

During the third quarter of 2015, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. Effective August 17, 2015, 36,951,515 subordinated units owned by MPC were converted into common units on a one-for-one basis and now and going forward participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.

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

The above discussion contains forward-looking statements with respect to the proposed transaction between MPLX LP and MWE. Factors that could affect the proposed transaction between MPLX LP and MWE include, but are not limited to, the ability of MPLX LP and MWE to complete the proposed transaction on the anticipated terms and timetable, the ability to obtain approval of the proposed transaction by the unitholders of MWE and satisfy other conditions to the closing of the transaction contemplated by the Merger Agreement and any conditions imposed on the combined company in connection with consummation of the proposed transaction. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

NON-GAAP FINANCIAL INFORMATION

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-U.S. GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow.

We define Adjusted EBITDA as net income before depreciation, provision (benefit) for income taxes, non-cash equity-based compensation, net interest and other financial costs and acquisition costs. In the third quarter of 2015, we revised Adjusted EBITDA to exclude acquisition costs on a prospective basis. We also use Distributable Cash Flow, which we define as Adjusted EBITDA plus the current period deferred revenue for committed volume deficiencies less net interest and other financial costs, income taxes paid, maintenance capital expenditures paid and volume deficiency credits.

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

RESULTS OF OPERATIONS
The following table and discussion is a summary of our results of operations for the three months and nine months ended September 30, 2015 and 2014, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow from net income and net cash provided by operating activities, the most directly comparable U.S. GAAP financial measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, unless otherwise noted)	2015	2014	Variance	2015	2014	Variance
Revenues and other income:
Sales and other operating revenues	$18.2	$16.6	$1.6	$50.2	$52.2	$(2.0)
Sales to related parties	122.7	114.1	8.6	360.7	336.0	24.7
Loss on sale of assets	—	—	—	(0.2)	—	(0.2)
Other income	1.4	1.5	(0.1)	4.2	4.1	0.1
Other income - related parties	6.3	5.8	0.5	18.8	16.9	1.9
Total revenues and other income	148.6	138.0	10.6	433.7	409.2	24.5
Costs and expenses:
Cost of revenues (excludes items below)	41.9	40.6	1.3	101.4	102.9	(1.5)
Purchases from related parties	26.5	23.7	2.8	75.1	71.4	3.7
Depreciation	12.7	12.5	0.2	38.1	37.5	0.6
General and administrative expenses	21.1	15.3	5.8	57.7	47.1	10.6
Other taxes	(0.7)	1.7	(2.4)	5.5	5.5	—
Total costs and expenses	101.5	93.8	7.7	277.8	264.4	13.4
Income from operations	47.1	44.2	2.9	155.9	144.8	11.1
Net interest and other financial costs	5.2	1.1	4.1	16.7	3.0	13.7
Income before income taxes	41.9	43.1	(1.2)	139.2	141.8	(2.6)
Provision for income taxes	0.1	—	0.1	0.1	0.1	—
Net income	41.8	43.1	(1.3)	139.1	141.7	(2.6)
Less: Net income attributable to MPC-retained interest	0.3	14.0	(13.7)	0.8	49.6	(48.8)
Net income attributable to MPLX LP	41.5	29.1	12.4	138.3	92.1	46.2
Less: General partner’s interest in net income attributable to MPLX LP	8.6	1.5	7.1	19.4	3.7	15.7
Limited partners’ interest in net income attributable to MPLX LP	$32.9	$27.6	$5.3	$118.9	$88.4	$30.5

Adjusted EBITDA attributable to MPLX LP (1)	$64.6	$40.2	$24.4	$199.5	$123.9	$75.6
Distributable Cash Flow attributable to MPLX LP (1)	52.5	32.9	19.6	170.9	106.4	64.5

Pipeline throughput (mbpd):
Crude oil pipelines	1,135	1,048	87	1,091	1,034	57
Product pipelines	896	839	57	907	843	64
Total	2,031	1,887	144	1,998	1,877	121
Average tariff rates ($ per barrel): (2)
Crude oil pipelines	$0.66	$0.64	$0.02	$0.66	$0.65	$0.01
Product pipelines	0.65	0.63	0.02	0.64	0.61	0.03
Total pipelines	0.66	0.64	0.02	0.65	0.64	0.01

(1)	Non-U.S. GAAP financial measure. See the following tables for reconciliations to the most directly comparable U.S. GAAP measures.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Income:
Net income	$41.8	$43.1	$139.1	$141.7
Less: Net income attributable to MPC-retained interest	0.3	14.0	0.8	49.6
Net income attributable to MPLX LP	41.5	29.1	138.3	92.1
Plus: Net income attributable to MPC-retained interest	0.3	14.0	0.8	49.6
Depreciation	12.7	12.5	38.1	37.5
Provision for income taxes	0.1	—	0.1	0.1
Non-cash equity-based compensation	0.8	0.5	2.2	1.4
Net interest and other financial costs	5.2	1.1	16.7	3.0
Acquisition costs	4.3	—	4.3	—
Adjusted EBITDA	64.9	57.2	200.5	183.7
Less: Adjusted EBITDA attributable to MPC-retained interest	0.3	17.0	1.0	59.8
Adjusted EBITDA attributable to MPLX LP	64.6	40.2	199.5	123.9
Plus: Current period deferred revenue for committed volume deficiencies	10.7	7.8	32.5	22.4
Less: Net interest and other financial costs	5.2	1.4	16.7	3.5
Income taxes paid	0.1	—	0.1	—
Maintenance capital expenditures paid	7.9	5.8	15.6	10.9
Volume deficiency credits	9.6	7.9	28.7	25.5
Distributable Cash Flow attributable to MPLX LP	$52.5	$32.9	$170.9	$106.4

	Nine Months Ended September 30,
(In millions)	2015	2014
Reconciliation of Adjusted EBITDA attributable to MPLX LP and Distributable Cash Flow attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$184.9	$190.3
Less: Changes in working capital items	6.4	12.1
All other, net	1.8	—
Plus: Non-cash equity-based compensation	2.2	1.4
Net loss on disposal of assets	(0.2)	—
Net interest and other financial costs	16.7	3.0
Current income taxes expense	0.1	0.1
Asset retirement expenditures	0.7	1.0
Acquisition costs	4.3	—
Adjusted EBITDA	200.5	183.7
Less: Adjusted EBITDA attributable to MPC-retained interest	1.0	59.8
Adjusted EBITDA attributable to MPLX LP	199.5	123.9
Plus: Current period deferred revenue for committed volume deficiencies	32.5	22.4
Less: Net interest and other financial costs	16.7	3.5
Income taxes paid	0.1	—
Maintenance capital expenditures paid	15.6	10.9
Volume deficiency credits	28.7	25.5
Distributable Cash Flow attributable to MPLX LP	$170.9	$106.4

Sales and other operating revenues increased $1.6 million in the third quarter of 2015 compared to the third quarter of 2014. This variance was primarily due to a $1.8 million increase related to a 26 mbpd increase in overall volumes shipped on lower tariff pipelines and an $0.8 million increase resulting from higher overall average tariffs, partially offset by a $1.0 million decrease related to a 8 mbpd reduction in crude oil volumes shipped.

Sales and other operating revenues decreased $2.0 million in the first nine months of 2015 compared to the same period of 2014. This variance was primarily due to a $5.9 million decrease related to a 16 mbpd reduction in crude oil volumes shipped on higher tariff pipelines, partially offset by a $2.4 million increase related to a 7 mbpd increase in volumes shipped on lower tariff pipelines and a $1.4 million increase resulting from higher overall average tariffs.

Sales to related parties increased $8.6 million in the third quarter of 2015 compared to the third quarter of 2014. This variance was primarily related to a $9.4 million increase due to higher overall average tariffs, a $5.8 million increase related to a 178 mbpd increase in overall volumes shipped on lower tariff pipelines and a $0.4 million increase in storage fees and other revenue, partially offset by a $5.2 million decrease related to a 52 mbpd reduction in overall volumes shipped on higher tariff pipelines and a $1.8 million decrease in deferred revenue.

Sales to related parties increased $24.7 million in the first nine months of 2015 compared to the same period of 2014. This variance was primarily related to a $25.2 million increase due to higher overall average tariffs, a $14.9 million increase related to a 162 mbpd increase in overall volumes shipped on lower tariff pipelines and a $0.8 million increase in storage fees and other revenue, partially offset by a $7.6 million decrease related to a 32 mbpd decrease in overall volumes shipped on higher tariff pipelines and a $8.6 million decrease in revenue recognized for volume deficiency credits.

Other income and other income - related parties increased $0.4 million in the third quarter and $2.0 million in the first nine months of 2015 compared to the same periods of 2014. The increases were primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues increased $1.3 million in the third quarter of 2015 compared to the same period of 2014. This variance was primarily related to higher utility expenses from increased volumes shipped.

Cost of revenues decreased $1.5 million in the first nine months of 2015 compared to the same period of 2014. This variance was primarily related to a reduction in contract services.

Purchases from related parties increased $2.8 million in the third quarter and $3.7 million in the first nine months of 2015 compared to the same periods of 2014. The increases were primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC, partially offset by increased capitalization of employee costs associated with capital projects.

General and administrative expenses increased $5.8 million in the third quarter and $10.6 million in the first nine months of 2015 compared to the same periods of 2014. The increases were primarily related to services provided under the omnibus and employee services agreements with MPC and acquisition costs related to the pending Merger.

Net interest and other financial costs increased $4.1 million in the third quarter and $13.7 million in the first nine months of 2015 compared to the same periods of 2014. The increases are due to borrowings on the $250.0 million term loan facility and the issuance of $500.0 million aggregate principal amount of Senior Notes in February 2015.

During both the third quarter and the first nine months of 2015, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first nine months, MPC was obligated to make a $32.6 million deficiency payment, of which $10.8 million was paid in the third quarter of 2015. We record deficiency payments as deferred revenue-related parties on our consolidated balance sheets. In the third quarter and the first nine months of 2015, we recognized revenue of $9.7 million and $28.8 million, respectively, related to volume deficiency credits. At September 30, 2015, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet related to volume deficiencies was $33.7 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(In millions)
December 31, 2015	$8.0
March 31, 2016	7.3
June 30, 2016	5.6
September 30, 2016	8.6
December 31, 2016	0.2
March 31, 2017	1.9
June 30, 2017	1.4
September 30, 2017	0.7
Total	$33.7

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $90.4 million at September 30, 2015 compared to $27.3 million at December 31, 2014. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$184.9	$190.3
Investing activities	(119.1)	(43.1)
Financing activities	(2.7)	(169.1)
Total	$63.1	$(21.9)

Net cash provided by operating activities decreased $5.4 million in the first nine months of 2015 compared to the first nine months of 2014.
For the first nine months of 2015, changes in working capital were a net $6.4 million source of cash. Third-party accounts payable and accrued liabilities was a $12.7 million source of cash primarily due to the timing of project expenditures. Net liabilities to related parties was a $4.6 million use of cash, primarily due to increased receivables from related parties, partially offset by a source of cash due to payables to related parties and deficiency payments made by related parties. Third-party receivables was a $1.6 million use of cash primarily due to timing of payments received on outstanding receivables.

For the first nine months of 2014, changes in working capital were a net $12.1 million source of cash. Net liabilities to related parties was a $7.2 million source of cash, primarily due to payables to related parties and payments received from related parties on outstanding receivables. Third-party receivables was a $3.3 million source of cash primarily due to lower third-party tariff revenue receivables and payments received on outstanding receivables.

Net cash used in investing activities increased $76.0 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to a $74.0 million increase in additions to property, plant and equipment primarily related to various projects including a butane cavern in Robinson, Illinois, a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project and the Cornerstone Pipeline project.

Net cash used in financing activities was $2.7 million in the first nine months of 2015 compared to $169.1 million the first nine months of 2014. The use of cash in the first nine months of 2015 was primarily due to $415.0 million in repayments on the bank revolving credit facility and quarterly distributions of $112.1 million, partially offset by $495.0 million of net proceeds from the issuance of the Senior Notes and borrowings of $30.0 million under the bank revolving credit facility. The use of cash in the first nine months of 2014 was primarily due to distributions to MPC of $310.0 million related to the acquisition of interest in Pipe Line Holdings and $113.5 million in quarterly distributions, partially offset by $254.4 million of net borrowings on the bank revolving credit facility.

Debt and Liquidity Overview
Our outstanding borrowings at September 30, 2015 and December 31, 2014 consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
MPLX LP:
Bank revolving credit facility due 2019	—	385.0
Term loan facility due 2019	250.0	250.0
4.000% senior notes due 2025	500.0	—
Consolidated subsidiaries:
Pipe Line Holdings - revolving credit agreement due 2019	—	—
MPL - capital lease obligations due 2020	9.1	9.8
Total	759.1	644.8
Unamortized debt issuance costs(1)	(4.1)	—
Unamortized discount	(1.7)	—
Amounts due within one year	(0.8)	(0.8)
Total long-term debt due after one year	$752.5	$644.0
(1) We adopted the updated FASB debt issuance cost standard as of June 30, 2015. This has been applied retrospectively and there was no effect to the prior period presented.

The increase in debt as of September 30, 2015 compared to year-end 2014 was primarily related to the public offering of the Senior Notes during 2015, partially offset by the repayment of the bank revolving credit facility.

Our bank revolving credit facility and term loan facility (“MPLX Credit Agreement”) include certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of September 30, 2015, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.1 to 1.0, as well as other covenants contained in the MPLX Credit Agreement.

On March 31, 2014, Pipe Line Holdings entered into a credit agreement with MPL Investment LLC, a subsidiary of MPC, providing for a $50 million revolving credit facility which is scheduled to terminate on March 31, 2019. As of September 30, 2015, there were no borrowings outstanding under this facility. The size, maturity and other terms of this revolving credit facility could be changed at MPC’s discretion to provide the Partnership with additional financial flexibility.

Our intention is to maintain an investment grade credit profile. As of September 30, 2015, we had the following credit rating grade levels.

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

Our liquidity totaled $1.1 billion at September 30, 2015 consisting of:

	September 30, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$1,000.0	$—	$1,000.0
Pipe Line Holdings - revolving credit agreement	50.0	—	50.0
Total	$1,050.0	$—	1,050.0
Cash and cash equivalents			90.4
Total liquidity			$1,140.4

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

Equity Overview
The table below summarizes the changes in the number of units outstanding through September 30, 2015:

(In units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	43,341,098	36,951,515	1,638,625	81,931,238
Unit-based compensation awards(1)	18,932	—	386	19,318
Issuance of units under the ATM Program(2)	25,166	—	514	25,680
Subordinated unit conversion	36,951,515	(36,951,515)	—	—
Balance at June 30, 2015	80,336,711	—	1,639,525	81,976,236

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $0.1 million in exchange for 386 general partner units to maintain its two percent general partner interest.

(2)
As a result of common units issued under the ATM Program during the period, MPLX GP contributed less than $0.1 million in exchange for 514 general partner units to maintain its two percent general partner interest.

Following payment of the cash distribution for the second quarter of 2015, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective August 17, 2015, the 36,951,515 subordinated units owned by MPC were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $21.5 million per quarter, or $86.1 million per year, based on the number of common, subordinated and general partner units outstanding at September 30, 2015. On October 20, 2015, we announced the board of directors of our general partner had declared a distribution of $0.47 per unit that will be paid on November 13, 2015 to unitholders of record on November 3, 2015. This represents an increase of $0.03 per unit, or 7 percent, above the second quarter 2015 distribution of $0.44 per unit and an increase of 31 percent over the third quarter 2014 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2015 and 2014. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Distribution declared:
Limited partner units - public	$11.0	$7.2	$30.9	$20.5
Limited partner units - MPC	26.7	19.2	75.1	55.5
General partner units - MPC	1.0	0.5	2.5	1.5
Incentive distribution rights - MPC	7.8	1.0	16.5	1.9
Total distribution declared	$46.5	$27.9	$125.0	$79.4

Cash distributions declared per limited partner common unit	$0.4700	$0.3575	$1.3200	$1.0275
On May 18, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). We expect the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the nine months ended September 30, 2015, we issued an aggregate of 25,166 common units under our ATM Program, generating net proceeds of approximately $1.3 million.
Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those implied in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; negative capital market conditions, including a persistence or increase of the current yield on common units, which is higher than historical yields; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; volatility in and/or degradation of market and industry conditions; completion of pipeline capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution objectives; state and federal environmental, economic, health and safety, energy and other policies and regulations; changes to our capital budget; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

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

Our capital expenditures for the nine months ended September 30, 2015 and 2014 are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2015	2014
Maintenance	$17.2	$17.4
Expansion	122.1	36.6
Total capital expenditures	139.3	54.0
Less: Increase in capital accruals	17.5	5.9
Asset retirement expenditures	0.7	1.0
Additions to property, plant and equipment	$121.1	$47.1

Capital expenditures in the first nine months of 2015 related to various projects including a butane cavern in Robinson, Illinois, a tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project and the Cornerstone Pipeline project.

Our revised capital plan (including retirement expenditures) for 2015 is $210 million. The plan includes approximately $180 million for expansion capital projects, such as the Cornerstone Pipeline and Utica build-out projects, Patoka to Lima capacity expansion and Robinson, Illinois butane cavern. The remainder of approximately $30 million is for maintenance capital expenditures. The 2015 capital plan has been reduced from $260 million to $210 million due to lower than expected costs through greater than expected procurement efficiencies, as well as, changes in the timing of project spend. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of September 30, 2015, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment and other liabilities. During the nine months ended September 30, 2015, our bank revolving credit facility committed payments decreased $414.9 million due to the repayment of the bank revolving credit facility, our senior notes obligation increased $700.2 million due to the public underwritten offering of the Senior Notes, including interest and fees, expense project contracts increased $18.8 million due to the timing of project work during 2015 and contracts to acquire property, plant and equipment increased $24.6 million largely due to the spending associated with various projects including a butane cavern in Robinson, Illinois and tank expansion in Patoka, Illinois connecting to MPC’s Southern Access Extension pipeline project. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

TRANSACTIONS WITH RELATED PARTIES

At September 30, 2015, MPC held a two percent general partner interest and a 69.5 percent limited partner interest in MPLX LP.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 87 percent and 86 percent of our total revenues and other income for the first nine months ended September 30, 2015 and 2014, respectively. Including these volumes, MPC and related parties accounted for 92 percent of our total revenues and other income for the first nine months ended September 30, 2015. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

Of our total costs and expenses, MPC accounted for 43 percent and 42 percent for the first nine months of 2015 and 2014, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of September 30, 2015, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2015, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed.

ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Item 1. Financial Statements - Note 2 in this Quarterly Report, certain new financial accounting pronouncements will be effective for our financial statements in the future.

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

(In millions)	Fair Value as of September 30, 2015(1)	Change in Fair Value (2)	Change in Net Income for the Nine Months Ended September 30, 2015 (3)
Long-term debt
Fixed-rate	$461.0	$36.9	n/a
Variable-rate	250.0	n/a	2.4

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2015.

(3)
Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2015.

At September 30, 2015, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our term loan facility, but may affect our results of operations and cash flows. As of September 30, 2015, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Specific matters discussed below are either new proceedings or material developments in proceedings previously reported.

Litigation

As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, in July 2015 a purported class action lawsuit asserting claims challenging the Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MWE. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MWE GP Board”), MPLX, MPLX GP LLC, the general partner of MPLX, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, asserting in connection with the Merger and related disclosures that, among other things, (i) the MWE GP Board breached its duties in approving the Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. The complaint seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages. An adverse judgment for rescission of the Merger or for monetary damages following the completion of the Merger could have an adverse effect on MPLX. The parties believe these claims are without merit and intend to vigorously defend the consolidated lawsuit and therefore, at this time, we do not believe the ultimate resolution of this lawsuit will have a material adverse effect.

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

Item 2. Unregistered Sales of Equity Securities

In connection with 1,602 common units issued upon the vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan, our general partner purchased 33 general partner units for $2,244.11 in cash during the three months ended September 30, 2015, to maintain its two percent general partner interest in us.

Proceeds from the sale of the general partner units were used for general partnership purposes. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation.	10-Q	2.1	8/3/2015	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amended and Restated Agreement of Limited Partnership of MPLX Pipe Line Holdings LP, dated October 31, 2012	8-K	3.2	11/6/2012	001-35714
10.1	Voting Agreement, dated July 11, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC and M&R MWE Liberty, LLC.	10-Q	10.1	8/3/2015	001-35714
10.2	Lock-Up Agreement, dated July 11, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC, MarkWest Energy Partners, L.P., M&R MWE Liberty, LLC, EMG Utica, LLC and EMG Utica Condensate, LLC.	10-Q	10.2	8/3/2015	001-35714
10.3	First Amendment to Storage Services Agreement, dated as of September 17, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC.	8-K	10.1	9/23/2015	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 2, 2015	By:	/s/ Ian D. Feldman
Ian D. Feldman
Controller of MPLX GP LLC (the general partner of MPLX LP)