Form 10-K
period 2015-12-31
MPLX LP
filed 2016-02-26
CIK 1552000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
Commission file number 001-35714
MPLX LP
(Exact name of registrant as specified in its charter)

Delaware	27-0005456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No   ☒
The aggregate market value of Common Units held by non-affiliates as of June 30, 2015 was approximately $1.6 billion. Common Units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 296,697,253 common units, 7,981,756 Class B units and 6,800,681 general partner units outstanding at February 12, 2016.
DOCUMENTS INCORPORATED BY REFERENCE:
None

MPLX LP
Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”), MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), MarkWest Energy Partners, L.P. (“MarkWest”), MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”) and MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”). Pipe Line Holdings owns Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). We have partial ownership interests in a number of joint venture legal entities, including MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”) and its subsidiary Ohio Gathering Company, L.L.C. (“Ohio Gathering”), Ohio Condensate Company, L.L.C. (“Ohio Condensate”), Wirth Gathering Partnership (“Wirth”), Centrahoma Processing LLC (“Centrahoma”) and MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Glossary of Terms
The abbreviations, acronyms and industry technology used in this report are defined as follows.

ARO	Asset retirement obligation
Bbl	Barrels
bcf/d	Billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
DOT	United States Department of Transportation
Dth/d	Dekatherms per day
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	United States Energy Information Administration
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
Initial Offering	Initial public offering on October 12, 2012
LIBOR	London Interbank Offered Rate
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
mcf	One thousand cubic feet of natural gas
MMBtu	One million British thermal units, an energy measurement
mmcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Segment revenue, less purchased product costs, less any derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
PADD	Petroleum Administration for Defense District
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
VIE	Variable interest entity
WTI	West Texas Intermediate

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
Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•
future levels of revenues and other income, income from operations, net income attributable to MPLX LP, earnings per unit, Adjusted EBITDA or DCF (please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information for the definitions of Adjusted EBITDA and DCF);

•	anticipated levels of regional, national and worldwide prices of crude oil, natural gas, NGLs and refined products;

•	anticipated levels of drilling activity, production rates and volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the MarkWest Merger (as defined below) and other acquisitions or divestitures of assets;

•	business strategies, growth opportunities and expected investments;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;

•	the potential effects of changes in tariff rates on our business, financial condition, results of operations and cash flows;

•	the adequacy of our capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions and execute our business plan;

•	our ability to successfully implement our growth strategy, whether through organic growth or acquisitions;

•	capital market conditions, including the cost of capital, and our ability to raise adequate capital to execute our business plan and implement our growth strategy; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.
We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our partnership. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	changes in general economic, market or business conditions;

•	changes in the economic and financial condition of MPLX LP;

•	risks and uncertainties associate with intangible assets, including any future goodwill or intangible assets impairment charges;

•	changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	changes in regional, national and worldwide prices of crude oil, natural gas, NGLs and refined products;

•	domestic and foreign supplies of crude oil and other feedstocks, natural gas, NGLs and refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports and exports of crude oil, refined products, natural gas and NGLs;

•	midstream and refining industry overcapacity or undercapacity;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, natural gas and NGLs, including seasonal fluctuations;

•	changes in maintenance capital expenditure requirements or changes in costs of planned capital projects;

•
political and economic conditions in nations that consume refined products, natural gas and NGLs, including the United States, and in crude oil producing regions, including the Middle East, Africa, Canada and South America;

•	actions taken by our competitors and the expansion and retirement of pipeline, processing, fractionation and treating capacity in response to market conditions;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	the ability to successfully implement growth strategies, whether through organic growth or acquisitions;

•
accidents or other unscheduled shutdowns affecting our pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers or facilities upstream or downstream of our facilities;

•	unusual weather conditions and natural disasters;

•	disruptions due to equipment interruption or failure;

•	acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products;

•	legislative or regulatory action, which may adversely affect our business or operations;

•	rulings, judgments or settlements in litigation or other legal, tax or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•
political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, processing, fractionation, refining, transportation and marketing of natural gas, oil, NGLs or other carbon-based fuels;

•	labor and material shortages;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	capital market conditions, increases in and availability of equity capital, changes in the availability of unsecured credit and changes affecting the credit markets generally; and

•	the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business

OVERVIEW

We are a diversified, growth-oriented master limited partnership (“MLP”) formed in 2012 by MPC to own, operate, develop and acquire midstream energy infrastructure assets. We are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the gathering, transportation and storage of crude oil and refined petroleum products.

At December 31, 2015, our assets included infrastructure to support MPC including approximately 2,900 miles of crude oil and refined product pipelines across nine states. We own a barge dock facility with approximately 78 mbpd of crude oil and product throughput capacity, as well as crude oil and product storage facilities (tank farms) with approximately 4,533 mbbls of available storage capacity. We also own a butane cavern with approximately 1,000 mbbls of available storage capacity. On December 4, 2015, we completed the merger with MarkWest (the “MarkWest Merger”), which is one of the largest processors of natural gas in the United States and the largest processor and fractionator in the Marcellus and Utica shale plays. These assets include gathering and processing infrastructure of more than 5,000 miles of gas and NGL pipelines, over 50 gas processing plants, more than 10 NGL fractionation facilities and one condensate stabilization facility.

MPC is our sponsor and a large source of our revenues. We have multiple transportation and storage services agreements with MPC. These agreements are long-term, fee-based agreements with minimum volume commitments and, therefore, MPC will continue to be an important source of our revenues for the foreseeable future. As a result of the MarkWest Merger, we also have long-term relationships with a diverse set of producer customers in many natural gas resource plays including the Marcellus Shale, Utica Shale, Huron/Berea Shale, Haynesville Shale, Woodford Shale, Granite Wash formation and the Permian Basin.

As of February 12, 2016, MPC owned our general partner, MPLX GP LLC (“MPLX GP”), and the associated incentive distribution rights, in addition to an approximate 18.2 percent limited partner interest (excluding the Class A units owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership, and including the Class B units on an as-converted basis) in us. Given MPC’s significant interest in us, and its stated intent to grow its midstream business, we believe MPC will continue to offer us the opportunity to acquire MLP-qualifying assets from its substantial portfolio of midstream assets. We also have significant organic growth opportunities to expand midstream services throughout major shale plays in the United States. Furthermore, we may pursue third-party midstream acquisitions independently or with MPC to complement our existing geographic footprint or expand our activities into new areas. MPC is under no obligation, however, to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to acquire any such additional assets or pursue any such cooperative acquisitions.

We conduct our operations in the following operating segments: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). For more information on these segments, see Our Operating Segments discussion below. All of our operations and assets are located in the United States. Maps detailing the individual assets can be found on our website, www.mplx.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

RECENT DEVELOPMENTS

On December 4, 2015, we completed the MarkWest Merger. MarkWest is a growth-oriented MLP with leading positions in many natural gas resource plays, including the highly productive Marcellus and Utica shale formations. MarkWest’s midstream energy operations include: natural gas gathering, processing and transportation; NGL gathering, transportation, fractionation, storage, and marketing; and crude oil gathering and transportation. MarkWest’s assets consist of over 7.0 bcf/d of natural gas processing capacity, over 450 mbpd of NGL fractionation capacity and over 5,000 miles of gas and NGL pipelines. MarkWest’s integrated midstream asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States to domestic and international markets. By developing large-scale gathering, processing and fractionation systems in some of the largest supply basins, MarkWest has grown to become one of the largest processors of natural gas and fractionators of NGLs in the United States.

On December 4, 2015, each outstanding common unit of MarkWest was converted into the right to receive (i) 1.09 MPLX LP common units and (ii) $6.20 in cash. Each Class B unit of MarkWest outstanding immediately prior to the merger was converted into the right to receive one Class B unit of MPLX LP having substantially similar rights, including conversion and registration rights, and obligations that the Class B units of MarkWest had immediately prior to the merger. On July 1, 2016 and July 1, 2017 (unless earlier converted upon certain fundamental changes regarding MPLX LP), each Class B unit of MPLX LP will automatically convert into 1.09 MPLX LP common units and the right to receive $6.20 in cash. The Class A units of MarkWest outstanding immediately prior to the MarkWest Merger were converted into a specified number of Class A units of MPLX LP having substantially similar rights and obligations that the Class A units of MarkWest had immediately prior to the combination. Each phantom unit representing common units of MarkWest granted under MarkWest’s equity plans outstanding immediately prior to the merger fully vested and converted into the right to receive 1.09 MPLX LP common units and $6.20 in cash. The MarkWest Merger resulted in the issuance of 216,350,465 common units and total cash consideration from MPC of approximately $1.3 billion.

In connection with the MarkWest Merger, we assumed an aggregate principal amount of $4.1 billion in senior notes issued by MarkWest and MarkWest Energy Finance Corporation consisting of: $750 million aggregate principal amount of 5.500% senior notes due February 15, 2023; $1.0 billion aggregate principal amount of 4.500% senior notes due July 15, 2023; $1.2 billion aggregate principal amount of 4.875% senior notes due December 1, 2024; and $1.2 billion aggregate principal amount of 4.875% senior notes due June 1, 2025 (collectively, the “MarkWest senior notes”). On December 22, 2015, we completed offers to exchange any and all outstanding MarkWest senior notes for (1) up to $4.1 billion aggregate principal amount of new notes issued by MPLX LP having the same maturity and interest rates as the MarkWest senior notes and (2) cash of $1 for each $1,000 of principal amount exchanged. Approximately 98.4 percent, or $4.0 billion, of MarkWest senior notes were tendered and accepted in the exchange offers.

Effective upon the closing of the MarkWest Merger, our existing credit agreement was amended to, among other things, increase the aggregate amount of revolving credit capacity under the credit agreement by $1.0 billion for total aggregate commitments of $2.0 billion. Also in connection with the MarkWest Merger, MarkWest’s bank revolving credit facility was terminated and the approximately $943 million outstanding under that facility was repaid with $850 million of borrowings under MPLX LP’s bank revolving credit facility and $93 million of cash.

On December 4, 2015, we entered into a loan agreement with MPC Investment LLC (“MPC Investment”), a wholly-owned subsidiary of MPC. Under the terms of the agreement, MPC Investment will make a loan or loans to us on a revolving basis as requested by us and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. In connection with this loan agreement, we terminated the previous revolving credit agreement of $50 million with MPC, effective December 31, 2015.

Effective December 4, 2015, we purchased the remaining 0.5 percent interest in Pipe Line Holdings from subsidiaries of MPC for consideration of $12 million. This resulted in Pipe Line Holdings becoming our wholly-owned subsidiary. See Item 8. Financial Statements and Supplementary Data - Note 4 for more information on this transaction.

On January 25, 2016, we announced the board of directors of our general partner had declared a distribution of $0.50 per unit that was paid on February 12, 2016 to unitholders of record on February 4, 2016.

During the third quarter of 2015, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective August 17, 2015, 36,951,515 subordinated units owned by MPC were converted into common units on a one-for-one basis and will prospectively participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of distributions paid by the Partnership or the total units outstanding.

On February 12, 2015, we completed an underwritten public offering of $500 million aggregate principal amount of 4.000% unsecured senior notes due February 15, 2025 (the “Senior Notes”). The Senior Notes were offered at a price to the public of 99.64 percent of par. The net proceeds of this offering were used to repay the amounts outstanding under our bank revolving credit facility, as well as for general partnership purposes.

BUSINESS STRATEGIES

Our primary business objectives are to enhance unitholder returns through the generation of stable cash flows. We intend to accomplish these objectives by executing the following strategies:

Maintain Long-Term Integrated Relationships with Our Producer Customers. We develop long-term integrated relationships with our producer customers. Our relationships are characterized by an intense focus on customer service and a deep understanding of our producer customers’ requirements coupled with the ability to increase the level of our midstream services in response to their midstream requirements. Through collaborative planning, we construct midstream infrastructure and provide unique solutions that are critical to the ongoing success of our producer customers’ development plans. As a result of delivering high-quality midstream services, MarkWest has been the top-rated midstream service provider since 2006 as determined by an independent research provider.

Increase Operating Cash Flow and Pursue Organic Growth Opportunities. We intend to increase operating cash flow by continuing to grow in our primary areas of operation to meet anticipated demand for additional midstream services. In addition, we intend to increase operating cash flow by evaluating and capitalizing on organic investment opportunities that may arise in our areas of operations and increasing the utilization of our existing facilities by providing additional services for new and existing customers. We will evaluate organic growth projects both within our geographic footprint as well as in new areas that we consider strategic. With the support of MPC as our sponsor, we have the ability to develop incremental infrastructure to support growth across the hydrocarbon value chain.

Grow through Acquisitions. In addition to the recently completed MarkWest Merger, we plan to continue pursuing acquisitions of complementary assets from MPC as well as third parties. We believe our sponsor will offer us the opportunity to acquire MLP-qualifying assets from its substantial portfolio of midstream assets. We may also pursue third party midstream acquisitions independently or with MPC that complement our existing geographic footprint or expand our activities into new areas.

Focus on Fee-Based Businesses. We are focused on generating stable cash flows by providing fee-based midstream services to our customers. For the full year ended December 31, 2016, we expect fee-based contracts to be approximately 94 percent of our net operating margin (for more information on net operating margin, which is a non-GAAP measure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures).

Sustain Long-Term Growth. Our goal is to maintain an attractive distribution growth profile over the long term. Since the Initial Offering, we have increased our distribution for 12 consecutive quarters, which represents a compound annual growth rate of 24 percent over the minimum quarterly distribution. We believe our growth plans along with the support of our sponsor provide multiple avenues to support our distribution growth profile over the long-term.

Maintain Safe and Reliable Operations. We believe that providing safe, reliable and efficient services is a key component in generating stable cash flows, and we are committed to maintaining and improving the safety, reliability and efficiency of our operations. We intend to continue promoting a high standard for safety and environmental stewardship.

COMPETITIVE STRENGTHS

We believe we are well positioned to execute our business strategies based on the following competitive strengths:

Strategically Located Assets. Our L&S segment assets are primarily located in the Midwest and Gulf Coast and our G&P segment assets are primarily located in the Northeast and Southwest regions of the United States.

•
Our L&S segment’s assets are located in regions that collectively comprised approximately 73 percent of total U.S. crude distillation capacity and approximately 53 percent of total U.S. finished products demand for the year ended December 31, 2015, according to the EIA. MPC owns and operates seven refineries in the Midwest and Gulf Coast regions of the United States, which have an aggregate crude oil refining capacity of approximately 1.8 million barrels per calendar day. Our L&S assets are integral to the success of MPC’s operations.

•	Our G&P segment is focused on regions of natural gas supply growth. We are one of the largest processors and fractionators in the United States.

◦
We are the largest processor and fractionator in the Marcellus and Utica Shale plays. As of February 12, 2016, our assets in the northeastern United States have combined processing capacity of approximately 5.9 bcf/d and combined fractionation capacity of approximately 483 mbpd as well as an integrated NGL pipeline network and extensive logistics and marketing infrastructure. We believe our significant asset base and full-service midstream model provides us with strategic competitive advantages in capturing and contracting for gathering and processing of new supplies of natural gas as production in the Northeast continues to increase.

◦
We also have a significant presence in the southwestern portion of the United States with an existing strong competitive position; access to a significant reserve or customer base with a stable or growing production profile; ample opportunities for long-term continued organic growth; ready access to markets; and close proximity to other expansion opportunities. We have 1.2 bcf/d of processing capacity in the southwestern portion of the United States.

Leading Midstream Positions Drive Investment Opportunities. Our growth capital plan range for 2016 is $800 million to $1.2 billion. The G&P segment capital plan is primarily for investment in gathering, processing, and fractionation infrastructure in the Marcellus and Utica shale plays, as well as the STACK and SCOOP formations in the Cana-Woodford Shale in Oklahoma and the Permian basin in New Mexico and Texas. The L&S segment capital plan is primarily related to the Cornerstone pipeline project and downstream Utica infrastructure development. The Cornerstone pipeline project is the building block for the other projects that will become a critical solution for the industry to move condensate and natural gas liquids out of the Utica region into refining centers in northwest Ohio and connect the pipelines to Canada. We also have large organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that will provide attractive returns and cash flows. We believe MPC will continue to offer us the opportunity to acquire MLP-qualifying assets from its substantial portfolio of midstream assets. We also plan to pursue acquisitions of other midstream assets on a standalone basis or cooperatively with MPC.

Strategic Relationship with MPC. We have a strategic relationship with MPC. We believe MPC to be the largest crude oil refiner in the Midwest and the fourth-largest in the United States based on crude oil refining capacity. MPC is well-capitalized, with investment grade credit ratings, and owns our general partner, an approximate 18.2 percent limited partner interest (excluding the Class A units owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership, and including the Class B units on an as-converted basis) in us as of February 12, 2016 and all of our incentive distribution rights. MPC has identified eligible midstream assets and growth projects that are broadly estimated to generate annual EBITDA of $1.6 billion. We believe that our relationship with MPC will provide us with significant growth opportunities, as well as a base of stable cash flows.

High-Quality, Well-Maintained Asset Base. We continually invest in the maintenance and integrity of our assets and have developed various programs to help us efficiently monitor and maintain them. For example, we utilize MPC’s patented integrity management program that employs state-of-the-art mechanical integrity inspection and repair programs to enhance the safety of our pipelines.

Stable and Predictable Cash Flows. We generate a substantial majority of our revenue through long-term, fee-based agreements. We believe our long-term contracts, which we define as contracts with remaining terms of four years or more, lend greater stability to our cash flow profile. The table below provides long-term contract details by segment as of December 31, 2015:

	Remaining contract term	% of volumes
L&S segment	7 years	73%
G&P segment	4 to 20 years	82%

Financial Flexibility. As of December 31, 2015, we had $43 million of cash and $1.6 billion available on our revolving credit facilities. We believe that we will have the financial flexibility to execute our growth strategy through our cash reserves, borrowing capacity under our revolving credit facilities and access to the debt and equity capital markets. See Item 8. Financial Statements and Supplementary Data – Note 16 and Note 8 for additional information regarding our recent transactions related to debt and common unit offerings.

Experienced Management Team. Our management team has substantial experience in the management and operation of midstream facilities. Our management team also has expertise in acquiring and integrating assets as well as executing growth strategies in the midstream sector.

ORGANIZATIONAL STRUCTURE
The following diagram depicts our organizational structure and MPC’s ownership interests in us as of February 12, 2016.

Marathon Petroleum Corporation
(NYSE: MPC)
and Affiliates
56,932,134 Common Units
100% ownership interest
MPLX GP LLC
(our General Partner)
6,800,681 General Partner Units
Incentive Distribution Rights
Public Unitholders
239,765,119
Common Units
M&R MWE
Liberty LLC
7,981,756*
Class B Units
2.2% general
partner interest**
18.2% limited
partner interest**
76.8% limited
partner interest**
2.8% limited
partner interest**
MPLX LP
(NYSE: MPLX)
(the Partnership)
28,554,313 Class A Units
MPLX Operations LLC
MarkWest Energy Partners, L.P.
MPLX Pipe Line
Holdings Operating
Subsidiaries
MPLX Terminal and
Storage LLC
(Neal butane cavern)
MarkWest
Operating
Subsidiaries
MarkWest
Hydrocarbon,
Inc.

* Class B Units will convert to approximately 8.7 million common units.

** Ownership interest shown here excludes Class A Units as these are eliminated for MPLX consolidated financial statement purposes. Our general partner interest is two percent when you consider the Class A Units.

We are an MLP with outstanding common units, Class A units and Class B units.

•	Our common units are publicly traded on the NYSE under the symbol “MPLX.”

•
All of our Class A units are owned by MarkWest Hydrocarbon, which is our wholly-owned subsidiary. The Class A units generally share in our income or losses on a pro rata basis with our common units and our Class B units, however the Class A units do not share in any income or losses that are attributable to our ownership interest (or disposition of such interest) in MarkWest Hydrocarbon. The only impact of the Class A units on our consolidated results of operations and financial position is that MarkWest Hydrocarbon pays income tax on its pro rata share of our income or losses. The Class A units are not treated as outstanding common units in the accompanying Consolidated Balance Sheets as they are all held by our wholly-owned subsidiaries and therefore eliminated in consolidation.

•
All of the Class B units were issued to and are held by M&R MWE Liberty LLC and certain of its affiliates (“M&R”), an affiliate of The Energy & Minerals Group (“EMG”). The 8.0 million Class B units will convert into common units at a rate of 1.09 common units per Class B unit and will receive $6.20 in cash per Class B unit, which will be funded by MPC in two equal installments on July 1, 2016 and July 1, 2017. Class B units (i) share in our taxable income and losses, (ii) are not entitled to participate in any distributions of available cash prior to their conversion and (iii) do not have the right to vote on, approve or disapprove, or otherwise consent to or not consent to any matter (including mergers, unit exchanges and similar statutory authorizations) other than those matters that disproportionately and adversely affect the rights and preferences of the Class B units. Upon conversion of the Class B units, the right of M&R and certain of its affiliates to vote as a common unitholder of the Partnership will be limited to a maximum of five percent of the Partnership’s outstanding common units. Upon the conversion of each tranche of Class B units, M&R will have the right with respect to such converted units to participate in the Partnership’s underwritten offerings of our common units including continuous equity or similar programs in an amount up to 20 percent of the total number of common units offered by the Partnership. In addition, M&R may freely transfer such converted units, and M&R will have the right to demand that we conduct up to three underwritten offerings beginning in 2017, but restricted to no more than one offering in any twelve-month period. M&R is not permitted to transfer its Class B units without the prior written consent of our general partner’s board of directors.

INDUSTRY OVERVIEW
We provide services in the midstream sector across the hydrocarbon value chain. Through the execution of the diversified services described below, we create value at various stages. The types of midstream services provided by both our L&S and G&P segments are as follows:
L&S:
MPC owns and operates seven refineries in the Midwest and Gulf Coast regions of the United States, which have an aggregate crude oil refining capacity of approximately 1.8 million barrels per calendar day. Our L&S assets are integral to the success of MPC’s operations.

•
Logistics. Crude oil is the basis for many products including plastics and petrochemicals in addition to fuel for trucks and heating oil for homes once it is refined and prepared for use. While many forms of transportation are used to move this product to storage hubs and refineries, we believe pipelines are one of the safest, most efficient and cost-effective ways to move this resource to refineries and to market. Pipelines bring advantaged North American crude oil from the upper Great Plains, Texas and Canada to numerous refiners. Pipelines are also used to effectively move refined products from refineries to customers and end markets.

•
Storage. The hydrocarbon market is often volatile and the ability to take advantage of fast moving market conditions is enhanced by our ability to store crude oil and other hydrocarbon-based products at our tank farms and butane cavern. Storage facilities provide flexibility and logistics optionality, which enhances MPC’s ability to maximize returns for refined products.

G&P:
The midstream natural gas industry is the link between the exploration for and production of natural gas and the delivery of its hydrocarbon components to end-use markets, and the components of this value chain is graphically depicted and further described below:

•
Gathering. The natural gas production process begins with the drilling of wells into gas-bearing rock formations. At the initial stages of the midstream value chain, a network of typically smaller diameter pipelines known as gathering systems directly connect to wellheads in the production area. These gathering systems transport raw, or untreated, natural gas to a central location for treating and processing. A large gathering system may involve thousands of miles of gathering lines connected to thousands of wells. Gathering systems are typically designed to be highly flexible to allow gathering of natural gas at different pressures and scalable to allow gathering of additional production without significant incremental capital expenditures.

•
Compression. Natural gas compression is a mechanical process in which a volume of natural gas at a given pressure is compressed to a desired higher pressure, which allows the natural gas to be gathered more efficiently and delivered into a higher pressure system, processing plant or pipeline. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver natural gas into a higher pressure system. Since wells produce at progressively lower field pressures as they deplete, field compression is needed to maintain throughput across the gathering system.

•
Treating and dehydration. To the extent that gathered natural gas contains contaminants, such as water vapor, carbon dioxide and/or hydrogen sulfide, such natural gas is dehydrated to remove the saturated water and treated to separate the carbon dioxide and hydrogen sulfide from the gas stream.

•
Processing. Natural gas has a widely varying composition depending on the field, formation reservoir or facility from which it is produced. Processing removes the heavier and more valuable hydrocarbon components, which are extracted as a mixed NGL stream that includes ethane, propane, butanes and natural gasoline (also referred to as “y-grade”). Processing aids in allowing the residue gas remaining after extraction of NGLs to meet the quality specifications for long-haul pipeline transportation and commercial use.

•
Fractionation. Fractionation is the separation of the mixture of extracted NGLs into individual components for end-use sale. It is accomplished by controlling the temperature and pressure of the stream of mixed NGLs in order to take advantage of the different boiling points and vapor pressures of separate products. Fractionation systems typically exist either as an integral part of a gas processing plant or as a central fractionator, often located many miles from the primary production and processing complex. A central fractionator may receive mixed streams of NGLs from many processing plants. A fractionator can fractionate one product or a central fractionator, multiple products. We operate fractionation facilities at certain processing systems that separate ethane from the remainder of the y-grade stream. We also operate central fractionation facilities that separate y-grade into propane, butanes and natural gasoline.

Historically, the majority of the domestic on-shore natural gas supply has been produced from conventional reservoirs that are characterized by large pockets of natural gas that are accessed using vertical drilling techniques. In the past decade, the supply of natural gas production from the conventional sources has declined as these reservoirs are being depleted. Due to advances in well completion technology and horizontal drilling techniques, unconventional sources, such as shale and tight sand formations, have become the most significant source of current and expected future natural gas production. The industry as a whole is characterized by regional competition, based on the proximity of gathering systems and processing/fractionation plants to producing natural gas wells, or to facilities that produce natural gas as a byproduct of refining crude oil. Due to the shift in the source of natural gas production, midstream providers with a significant presence in the shale plays will likely have a competitive advantage.

Basic NGL products and their typical uses are discussed below. The following basic NGL products are sold in our G&P segment.

•	Ethane is used primarily as feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products.

•	Propane is used for heating, engine and industrial fuels, agricultural burning and drying and as a petrochemical feedstock for the production of ethylene and propylene.

•
Normal butane is mainly used for gasoline blending, as a fuel gas, either alone or in a mixture with propane, and as a feedstock for the manufacture of ethylene and butadiene, a key ingredient of synthetic rubber.

•	Isobutane is primarily used by refiners to enhance the octane content of motor gasoline.

•	Natural gasoline is principally used as a motor gasoline blend stock or petrochemical feedstock.
The other primary products also produced and sold in our G&P segment are discussed below.

•	Ethylene is primarily used in the production of a wide range of plastics and other chemical products.

•
Propylene is primarily used in manufacturing plastics, synthetic fibers and foams. It is also used in the manufacture of polypropylene, which has a variety of end-uses including packaging film, carpet and upholstery fibers and plastic parts for appliances, automobiles, housewares and medical products.

OUR OPERATING SEGMENTS

We conduct our operations in the following operating segments: L&S and G&P. Our assets and operations in each of these segments are described below.

Logistics and Storage

The L&S segment includes transportation and storage of crude oil, refined products and other hydrocarbon-based products. These assets consist of a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. We believe our network of petroleum pipelines is one of the largest in the United States, based on total annual volumes delivered. We also own a butane cavern in Neal, West Virginia with approximately 1,000 mbbls of NGLs storage capacity. We are pursuing the Cornerstone pipeline project and downstream Utica infrastructure development, which is the building block for other projects that we expect to become a critical solution for the industry to move condensate and NGLs out of the Utica region into refining centers in northwest Ohio and connect to the pipelines to Canada. We also have planned a butane cavern in Robinson, Illinois, which will be a 1,400-mbbl hard rock mined storage cavern. Our L&S assets are integral to the success of MPC’s operations.

We generate revenue in the L&S segment primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge dock and fees for storing crude oil and products at our storage facilities. We are also the operator of additional crude oil and product pipelines owned by MPC and third parties for which we are paid operating fees. In this segment, we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities. However, we could be required to purchase or sell crude oil volumes in the open market to make up negative or positive imbalances.

The following is a summary of the significant assets owned by the L&S segment:

Crude Oil Pipeline System Name	Capacity (mbpd)	Associated MPC refineries
Patoka to Lima crude system	249	Detroit, MI; Canton, OH
Catlettsburg and Robinson crude system	495	Robinson, IL; Catlettsburg, KY
Detroit crude system	197	Detroit, MI
Wood River to Patoka crude system	314	All Midwest refineries
Total crude oil pipelines	1,255

Product Pipeline System Name	Capacity (mbpd)	Associated MPC refineries
Garyville products system	389	Garyville, LA
Texas City products system	215	Texas City, TX; Galveston Bay, TX
ORPL products system	244	Catlettsburg, KY; Canton, OH
Robinson products system	582	Robinson, IL
Louisville airport products system	29	Robinson, IL
Total product pipelines	1,459

Other L&S Assets	Capacity(1)	Associated MPC refineries
Wood River barge dock	78 mbpd	Garyville, LA
Neal butane cavern	1,000 mbbls	Catlettsburg, KY
Tank farms	4,533 mbbls	Midwest refineries

(1)	All capacity shown is for 100 percent of the available storage capacity of our butane cavern and tank farms and 100 percent of the barge dock’s average capacity.

Gathering and Processing

Natural Gas Gathering

We operate several natural gas gathering systems that have a combined 5,355 mmcf/d throughput capacity in six states. The scope of gathering services that we provide depends on the composition of the raw, or untreated, gas at our producer customers’ wellheads. For dry gas, we gather and, if necessary treat, the gas and deliver it to downstream transmission systems. For wet gas that contains heavier and more valuable hydrocarbons, we gather the gas for processing at a processing complex. The capacities of these gathering systems are supported by long-term fee-based agreements with major producer customers.

Natural Gas Processing

Our natural gas processing complexes remove the heavier and more valuable hydrocarbon components from natural gas. This allows the residue gas remaining after extraction of the NGLs to meet the quality specifications for long-haul transmission pipeline transportation or commercial use.

We currently operate five complexes in the Marcellus Shale, including: processing, gathering, and C2+ fractionation at the Houston Complex located in Washington County, Pennsylvania (the “Houston Complex”); processing and de-ethanization at the Majorsville Complex located in Marshall County, West Virginia (the “Majorsville Complex”); processing at the Mobley Complex located in Wetzel County, West Virginia (the “Mobley Complex”); processing and de-ethanization at the Sherwood Complex located in Doddridge County, West Virginia (the “Sherwood Complex”); and processing, gathering, and C2 and C3 fractionation at the Keystone Complex located in Butler County, Pennsylvania (the “Keystone Complex”).

MarkWest Utica EMG, our joint venture with an affiliate of EMG, operates two complexes in the Utica Shale, including: gathering, processing and de-ethanization at the Cadiz Complex in Harrison County, Ohio (the “Cadiz Complex”) and processing at the Seneca Complex in Noble County, Ohio (the “Seneca Complex”). We also operate a C3+ fractionation complex at the Hopedale Complex located in Harrison County, Ohio (the “Hopedale Complex”). Ohio Condensate, our joint venture with Summit, operates one condensate stabilization facility with 23 mbpd of capacity.

We operate four complexes in the Appalachia region, including: the Kenova Complex located in Wayne County, West Virginia (the “Kenova Complex”); the Boldman Complex located in Pike County, Kentucky (the “Boldman Complex”); the Cobb Complex located in Kanawha County, West Virginia (the “Cobb Complex”); and the Langley Complex located in Langley, Kentucky (the “Langley Complex”). Further, we operate a C3+ fractionation complex at the Siloam Complex in South Shore, Kentucky (the “Siloam Complex”).

Lastly, we operate three processing complexes in the Southwest region, including: processing and gathering at the Carthage Complex located in Panola County, Texas (the “Carthage Complex”); processing and gathering at the Western Oklahoma

Complex located in Custer and Beckham Counties, Oklahoma (the “Western Oklahoma Complex”); and treating, processing and C2+ fractionation at the Javelina Complex located in Corpus Christi, Texas (the “Javelina Complex”).
The following table summarizes our current and planned processing assets:

Plant	Existing capacity (mmcf/d)	Expansion capacity under construction (mmcf/d)	Expected in-service of expansion capacity	Key producer customers	Geographic Region
Keystone Complex	410	200	TBD	Rex Energy EdgeMarc Energy(2) PennEnergy(2)	Marcellus Operations
Harmon Creek Complex	—	200	2017	Range Resources	Marcellus Operations
Houston Complex(1)	555	—	N/A	Range Resources	Marcellus Operations
Majorsville Complex(1)	1,070	200	2017	Southwestern Energy(2) CNX(2) Noble(2) Range Resources	Marcellus Operations
Mobley Complex	720	200	Q1 2016	EQT(2) Magnum Hunter(2)	Marcellus Operations
Sherwood Complex	1,200	200	2017	Antero(2)	Marcellus Operations
Cadiz Complex(1)	525	200	2017	Ascent Resources Gulfport	Utica Operations
Seneca Complex(1)	800	—	N/A	Antero(2) Rex Energy	Utica Operations
Kenova Complex	160	—	N/A	Chesapeake(2)	Southern Appalachian Operations
Boldman Complex	70	—	N/A	EQT(2)	Southern Appalachian Operations
Cobb Complex	65	—	N/A	Chesapeake(2)	Southern Appalachian Operations
Langley Complex	325	—	N/A	EQT(2)	Southern Appalachian Operations
Carthage Complex	600	—	N/A	Anadarko Devon Chevron	Southwest Operations
Western Oklahoma Complex	425	—	N/A	Templar EnerVest Newfield Chesapeake	Southwest Operations
West Texas Complex	—	200	Q2 2016	Cimarex(2) Chevron(2)	Southwest Operations
Javelina Complex	142	—	N/A	Valero Flint Hills	Southwest Operations
Total	7,067	1,400

(1)	We have the operational flexibility to process gas for producer customers at either complex.

(2)	We do not provide gathering services.

NGL Gathering

Once natural gas has been processed at a natural gas processing complex, the heavier and more valuable hydrocarbon components, which have been extracted as a mixed NGL stream, can be further separated into their component parts through the process of fractionation. We operate several NGL gathering systems for these mixed NGL streams that have a combined 810 mbpd throughput capacity in five states.

C3+ NGL Fractionation Complexes

Our NGL fractionation facilities separate the mixture of extracted NGLs into individual purity product components for end-use sale. All NGLs, other than purity ethane as discussed below, produced at our Majorsville Complex, Mobley Complex and Sherwood Complex are gathered to the Houston Complex or to the Hopedale Complex through a system of NGL pipelines to allow for fractionation into purity NGL products. We can also gather NGLs produced at a third-party’s processing facilities to the Houston, Hopedale and Keystone Complexes for fractionation.

Our fractionation facilities for propane and heavier NGLs are supported by long-term, fee-based agreements with our key producer customers. The following tables summarize our current and planned fractionation assets at these facilities:

Facility	Existing propane and heavier NGLs + capacity (mbpd)	Propane and heavier NGLs expansion capacity under construction (mbpd)	Expected in-service of expansion capacity	Market outlets	Geographic Region
Keystone Complex	47	—	N/A	Railcar and truck loading	Marcellus Operations
Hopedale Complex(1)	120	60	Q2 2017	Key interstate pipeline access Railcar and truck loading	Marcellus and Utica Operations
Houston Complex	60	—	N/A	Key interstate pipeline access Railcar and truck loading Marine vessels	Marcellus Operations
Siloam Complex	24	—	N/A	Railcar and truck loading Marine vessels	Southern Appalachian Operations
Javelina Complex	11	—	N/A	Key interstate pipeline access	Southwest Operations
Total	262	60

(1)
The Hopedale Complex is jointly owned by MarkWest Liberty Midstream & Resources, L.L.C (“MarkWest Liberty Midstream”) and MarkWest Utica EMG, which are entities that operate in the Marcellus and Utica regions, respectively. We account for MarkWest Utica EMG as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

Ethane Recovery, Transportation and Associated Market Outlets

Due to increased natural gas production from the liquids-rich areas of the Marcellus and Utica Shales, we have begun recovering ethane from the natural gas stream for producer customers, which allows them to meet residue gas pipeline quality specifications and downstream pipeline commitments. Depending on market conditions, producer customers may also benefit from the potential price uplift received from the sale of their ethane. The following table summarizes our current and planned de-ethanization assets, which are, or are expected to be, supported by a network of purity ethane pipelines:

Facility	Existing ethane capacity (mbpd)	Ethane expansion capacity under construction (mbpd)	Expected in-service of expansion capacity	Geographic Region
Keystone Complex	20	34	Q4 2016	Marcellus Operations
Harmon Creek Complex	—	20	2017	Marcellus Operations
Houston Complex	40	—	N/A	Marcellus Operations
Majorsville Complex	40	—	N/A	Marcellus Operations
Mobley Complex	—	10	Q1 2016	Marcellus Operations
Sherwood Complex	40	—	N/A	Marcellus Operations
Cadiz Complex	40	—	N/A	Utica Operations
Javelina Complex	18	—	N/A	Southwest Operations
Total	198	64

We have connections to several downstream ethane pipeline projects from many of our systems as follows:

•
We transport purity ethane produced at the Majorsville Complex and the Sherwood Complex to the Houston Complex on a FERC pipeline. Once operational, purity ethane produced at the Mobley Complex will also be transported on this same FERC pipeline to the Houston Complex.

•	We deliver purity ethane to Sunoco Logistics Partners L.P.’s (“Sunoco”) Mariner West pipeline (“Mariner West”) from the Houston Complex and from the Keystone Complex.

•	We deliver purity ethane to Enterprise Products Partners L.P.’s Appalachia-to-Texas Express (“ATEX”) pipeline from the Houston Complex and the Cadiz Complex.

•
Sunoco developed the Mariner East project (“Mariner East”), a pipeline and marine project that originates at our Houston Complex. Beginning in December 2014, Mariner East began transporting propane to Sunoco’s terminal near Philadelphia, Pennsylvania (“Marcus Hook Facility”) where it is loaded onto marine vessels and delivered to international markets. By the first quarter of 2016, Mariner East is expected to transport purity ethane in addition to propane to the Marcus Hook Facility.

•
Sunoco has announced phase two of Mariner East (“Mariner East II”) with plans to construct a pipeline from our Houston and Hopedale Complexes in western Pennsylvania and eastern Ohio, respectively, to transport propane and butane to the Marcus Hook Facility where it will be loaded onto marine vessels and delivered to domestic and international markets. The Mariner East II pipeline is expected to be operational in the first half of 2017.

For the year ended December 31, 2015, revenues earned from three customers represented 16 percent, 15 percent and 12 percent of G&P segment revenue, respectively. These customers did not account for a significant portion of our consolidated revenue.

For further financial information regarding our segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

Equity Investment in Unconsolidated Affiliates-MarkWest Utica EMG. MarkWest Utica EMG is engaged in providing natural gas gathering, processing, and NGL fractionation, transportation and marketing services in the Utica Shale in eastern Ohio. We own 60 percent of MarkWest Utica EMG.

The financial results for MarkWest Utica EMG and other unconsolidated affiliates are included in Other income in our Consolidated Statements of Income. For a complete discussion of the formation of, and the accounting treatment for, MarkWest Utica EMG and other material unconsolidated affiliates, see Item 8. Financial Statements and Supplementary Data - Note 5.

OUR TRANSPORTATION AND STORAGE SERVICES AGREEMENTS WITH MPC
Our L&S assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation and storage services to MPC, and MPC has committed to provide us with minimum quarterly throughput volumes on crude oil and products pipelines systems and minimum storage volumes of crude oil, products and butane. All of our transportation services agreements for our crude oil and products pipeline systems (other than our Wood River to Patoka crude system) include a 10-year term and automatically renew for up to two additional five-year terms unless terminated by either party no later than six months prior to the end of the term. The transportation services agreements for our Wood River to Patoka crude system and our Wood River barge dock each include a five-year term and automatically renew for up to four additional two-year terms unless terminated by either party no later than six months prior to the end of the term. Our butane cavern storage services agreement includes a 10-year term but does not automatically renew. Our storage services agreements for our tank farms include a three-year term and automatically renew for additional one-year terms unless terminated by either party no later than six months prior to the end of the term.

The following table sets forth additional information regarding our transportation and storage services agreements:
Transportation and Storage Services Agreements

Agreement	Initiation Date	Term (years)	MPC minimum commitment(1)
Transportation Services (mbpd)
Crude systems	October 31, 2012	5-10	745
Product systems	October 31, 2012	10	860
Storage services	October 31, 2012	3-10	5,533

(1)
Quarterly commitment for our transportation services agreements in thousands of barrels per day and committed storage capacity for our storage services agreements in thousands of barrels. Volumes shown for crude oil transportation services agreements are adjusted for crude viscosities.

Under our transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect (the “Quarterly Deficiency Payment”). Under our transportation services agreements, the amount of any Quarterly Deficiency Payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline system in excess of MPC’s minimum volume commitment during any of the succeeding four quarters, or eight quarters in the case of the transportation services agreements covering our Wood River to Patoka crude system and our Wood River barge dock, after which time any unused credits will expire. Upon the expiration or termination of a transportation services agreement, MPC will have the opportunity to apply any such remaining credit amounts until the completion of any such four-quarter or eight-quarter period, as applicable. Any such remaining credits may be used against any volumes shipped by MPC on the applicable pipeline system, without regard to any minimum volume commitment that may have been in place during the term of the agreement.
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
As noted above, MPL receives an annual fee for operating certain pipeline systems owned by Marathon Petroleum Company LP, a wholly-owned subsidiary of MPC. This fee is currently $14 million and will be adjusted annually for inflation. Marathon Petroleum Company LP has agreed to indemnify MPL against any and all damages arising out of the operation of Marathon Petroleum Company LP’s pipeline systems unless such occurrence is due to the gross negligence or willful misconduct of MPL. MPL has agreed to indemnify Marathon Petroleum Company LP against any and all damages arising out of MPL’s gross negligence or willful misconduct in the operation of the pipeline systems. The initial term of this agreement was for one year and automatically renews from year-to-year unless terminated by either party at least six months prior to the end of the term.
Our existing operating services agreements include an operating agreement with Red Butte Pipe Line Company, which is owned by a third party. Under this agreement, MPL received $3 million in operating fees for operating certain pipelines in Wyoming and Montana in 2015. The term of this agreement is through December 2018.
Effective February 1, 2013, we entered into an operating agreement with Blanchard Pipe Line Company LLC (“Blanchard Pipe Line”), a wholly-owned subsidiary of MPC, under which we operate various pipeline systems in Texas owned by Blanchard Pipe Line. We received $1 million in fees under this agreement in 2015. This agreement is subject to adjustment for inflation, and in addition, we are reimbursed for specific costs associated with operating the pipeline systems. The initial term of this agreement was for one year and automatically renews year-to-year thereafter unless terminated by either party at least three months prior to the end of the term.

Effective October 1, 2013, MPL entered into an operating and maintenance agreement with the owners of the Capline pipeline system. The Capline system is a 635 mile, 40-inch crude oil pipeline running from St. James, Louisiana to Patoka, Illinois. MPC owns a 32.6 percent undivided joint interest in the Capline system. We received $4 million in fees under this agreement in 2015. This agreement is subject to adjustment for inflation, and in addition, we are reimbursed for specific costs associated with operating the pipeline system. The initial term of this agreement is until August 31, 2018, and it is automatically extended for successive five year terms thereafter unless terminated by either party at least ten months prior to the end of the term.
Management Services Agreements
Effective September 1, 2012, we entered into a management services agreement with Hardin Street Holdings LLC, a subsidiary of MPC, under which MPL provides certain management services to MPC with respect to certain of MPC’s retained assets owned by Hardin Street Holdings LLC. We receive a fixed monthly fee under the agreement for providing the required management services. The fees in 2015 were $1 million. These fees are indexed for inflation and subject to adjustments for changes in the scope of management services provided.
Effective October 10, 2012, we entered into a second management services agreement with MPL Louisiana Holdings LLC, a subsidiary of MPC, under which MPL will continue to provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets owned by MPL Louisiana Holdings LLC. We receive a fixed monthly fee under the agreement for providing the required management services. The fees in 2015 were less than $1 million. These fees are indexed for inflation and subject to adjustments for changes in the scope of management services provided.
OTHER AGREEMENTS WITH MPC
We have the following additional agreements with MPC:

•
Omnibus Agreement. As of October 31, 2012, we entered into an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us, as well as MPC’s indemnification of us for certain matters, including certain environmental, title and tax matters. In addition, we will indemnify MPC for certain matters under this agreement.

•
Employee Services Agreements. We entered into two employee services agreements with MPC, effective October 1, 2012, under which we agreed to reimburse MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock, butane cavern and tank farms. Effective December 28, 2015, we entered into an employee services agreement with MW Logistics Services LLC (“MWLS”), a wholly-owned subsidiary of MPC, under which we agreed to reimburse MWLS for the certain operational and management services to us in support of our G&P segment and certain of our other operations.

OUR RELATIONSHIP WITH MPC
One of our competitive strengths is our relationship with MPC, which we believe to be the largest crude oil refiner in the Midwest and the fourth-largest in the United States based on crude oil refining capacity. MPC owns and operates seven refineries and associated midstream transportation and logistics assets in PADD II and PADD III, which consist of states in the Midwest and Gulf Coast regions of the United States, along with an extensive wholesale and retail refined product marketing operation that serves markets primarily in the Midwest, Gulf Coast and Southeast regions of the United States. MPC markets refined products under the Marathon brand through an extensive network of retail locations owned by independent entrepreneurs, and under the Speedway brand through its wholly-owned subsidiary, Speedway LLC, which operates what we believe to be the nation’s second largest chain of company-owned and operated retail gasoline and convenience stores. In addition, MPC sells refined products in the wholesale markets. MPC had consolidated revenues of approximately $72 billion in 2015. Marathon Petroleum Corporation’s common stock trades on the NYSE under the symbol “MPC.”
MPC’s operations necessitate large-scale movements of crude oil and feedstocks to and among its refineries, as well as large-scale movements of refined products from its refineries to various markets. To this end, MPC has an extensive portfolio of midstream assets that can potentially be sold and/or contributed to us, providing us with a competitive advantage. As of December 31, 2015, these midstream assets, included:

•	approximately 5,400 miles of crude oil and product pipelines that MPC owns, leases or in which it has an ownership interest;

•	ownership interest in Southern Access Extension pipeline;

•	19 owned or leased inland towboats and 219 owned or leased inland barges;

•	ownership interest in a blue water joint venture with Crowley Maritime Corporation;

•	61 owned and operated light product terminals with approximately 20 million barrels of storage capacity and 187 loading lanes;

•	18 owned and operated asphalt terminals with approximately 4 million barrels of storage capacity and 68 loading lanes;

•	one leased and two non-operated, partially-owned light product terminals;

•	2,210 owned or leased railcars;

•	59 million barrels of tank and cavern storage capacity at its refineries;

•	25 rail and 26 truck loading racks at its refineries;

•	seven owned and 11 non-owned docks at its refineries;

•	condensate splitters at its Canton, Ohio and Catlettsburg, Kentucky refineries; and

•	approximately 20 billion gallons of fuel distribution based on 2015 volumes.
MPC continues to focus resources on growing this portfolio of midstream assets, including investments in the Sandpiper pipeline project, the recently completed Southern Access Extension pipeline and its new marine joint venture, Crowley Ocean Partners.
MPC retains a significant interest in us through its ownership of our general partner, an approximate 18.2 percent limited partner interest (excluding the Class A units owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership, and including the Class B units on an as-converted basis) in us and all of our incentive distribution rights. We believe MPC will promote and support the successful execution of our business strategies given its significant interest in us and its stated intention to use us to grow its midstream business. As a result, we believe MPC will continue to offer us the opportunity to acquire MLP-qualifying assets from its substantial portfolio of midstream assets. We also may pursue acquisitions cooperatively with MPC which has the balance sheet flexibility and the ability to incubate projects for us to purchase later. However, MPC is under no obligation to offer to sell us additional assets or to pursue acquisitions cooperatively with us, and we are under no obligation to buy any such additional assets or pursue any such cooperative acquisitions.

OUR G&P CONTRACTS WITH THIRD PARTIES

We generate the majority of our revenues in the G&P segment from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, exchange, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following types of arrangements:

•
Fee-based arrangements - Under fee-based arrangements, we receive a fee or fees for one or more of the following services: transportation and storage of crude oil; gathering, processing and transmission of natural gas; gathering, transportation, fractionation, exchange and storage of NGLs; and gathering and transportation of crude oil. The revenue we earn from these arrangements is generally directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not normally directly dependent on commodity prices. In certain cases, our arrangements provide for minimum annual payments or fixed demand charges.

Fee-based arrangements are reported as Service revenue on the Consolidated Statements of Income. In certain instances when specifically stated in the contract terms, we purchase product after fee-based services have been provided. Costs to purchase such products are reported as Purchased product costs and revenue from the sale of such products is reported as Product sales and recognized on a gross basis as we are the principal in the transaction.

•
Percent-of-proceeds arrangements - Under percent-of-proceeds arrangements, we gather and process natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, we deliver an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sell the volumes we retain to third parties. Revenue from these arrangements is reported on a gross basis where we act as the principal, as we have physical inventory risk and do not earn a fixed dollar amount. The agreed-upon percentage paid to the producer is reported as Purchased product costs on the Consolidated Statements of Income. Revenue is recognized on a net basis when we act as an agent and earn a fixed dollar amount of physical product and do not have risk of loss of the gross amount of gas and/or NGLs. Percent-of-proceeds revenue is reported as Product sales on the Consolidated Statements of Income.

•
Keep-whole arrangements - Under keep-whole arrangements, we gather natural gas from the producer, process the natural gas and sell the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require us to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. Sales of NGLs under these arrangements are reported as Product sales on the Consolidated Statements of Income and are reported on a gross basis as we are the principal in the arrangement. Natural gas purchased to return to the producer and shared NGL profits are recorded as Purchased product costs in the Consolidated Statements of Income.

•
Percent-of-index arrangements - Under percent-of-index arrangements, we purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. We then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price or at a different percentage discount to the index price. Revenue generated from percent-of-index arrangements are reported as Product sales on the Consolidated Statements of Income and are recognized on a gross basis as we purchase and take title to the product prior to sale and are the principal in the transaction.

In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. When fees are charged (in addition to product received) under keep-whole arrangements, percent-of-proceeds arrangements or percent-of-index arrangements, we record such fees as Service revenue on the Consolidated Statements of Income. The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements.

Amounts billed to customers for shipping and handling, including fuel costs, are included in Product sales on the Consolidated Statements of Income, except under contracts where we are acting as an agent. Shipping and handling costs associated with product sales are included in Purchased product costs on the Consolidated Statements of Income. Taxes collected from customers and remitted to the appropriate taxing authority are excluded from revenue. Cost of revenues and depreciation represent those expenses related to operating our various facilities and are necessary to provide both Product sales and Service revenue.

The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors, including current market and financial conditions which have increased the risk of volatility in oil, natural gas and NGL prices. Any change in mix may influence our long-term financial results.

The following table does not give effect to our active commodity risk management program. For further discussion of how we manage commodity price volatility for the portion of our net operating margin that is not fee-based, see Item 8. Financial Statements and Supplementary Data - Note 15. We manage our business by taking into account the partial offset of short natural gas positions primarily in the Southwest region of our G&P segment. The calculated percentages for net operating margin for percent-of-proceeds, percent-of-index and keep-whole contracts reflect the partial offset of our natural gas positions. The calculated percentages are less than one percent for percent-of-index due to the offset of our natural gas positions and, therefore, not meaningful to the table below. For the year ended December 31, 2015, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Keep-Whole(2)
L&S(3)	100%	—%	—%
G&P(3)(4)	90%	8%	2%
Total	96%	3%	1%

(1)	Includes condensate sales and other types of arrangements tied to NGL prices.

(2)	Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(3)	Detail on contract types above.

(4)	Includes unconsolidated affiliates (See Item 8. Financial Statements and Supplementary Data - Note 5).

COMPETITION

Within our L&S segment, as a result of our contractual relationship with MPC under our transportation and storage services agreements, and our connections to MPC’s refineries, we believe that our crude oil and product pipelines will not face significant competition from other pipelines for MPC’s crude oil or products transportation requirements.
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
In our G&P segment, we face competition for natural gas gathering and in obtaining natural gas supplies for our processing and related services; in obtaining unprocessed NGLs for gathering and fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering systems and gas processing plants, operating efficiency and reliability and the ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and industry marketing centers and cost efficiency and reliability of service. Competition for customers to purchase our natural gas and NGLs is based primarily on price, delivery capabilities, flexibility and maintenance of high-quality customer relationships.

Our competitors include:

•	natural gas midstream providers, of varying financial resources and experience, that gather, transport, process, fractionate, store and market natural gas and NGLs;

•	major integrated oil companies and refineries;

•	medium and large sized independent exploration and production companies; and

•	major interstate and intrastate pipelines.

Some of our competitors operate as MLPs and may enjoy a cost of capital comparable to and, in some cases, lower than ours. Other competitors, such as major oil and gas and pipeline companies, have capital resources and contracted supplies of natural gas substantially greater than ours. Smaller local distributors may enjoy a marketing advantage in their immediate service areas. During the last several years, the number of MLPs and the pace of acquisitions have increased substantially.

We believe that our customer focus, demonstrated by our ability to offer an integrated package of services and our flexibility in considering various types of contractual arrangements, allows us to compete more effectively. Additionally, we believe we have critical connections to a strong sponsor and the key market outlets for NGLs and natural gas. In the Marcellus and Utica regions, our early entrance in the liquids-rich corridors of the Marcellus and Utica Shale plays through our strategic gathering and processing agreements with key producers enhances our competitive position to participate in the further development of these resource plays. In the Southern Appalachia region, our operational experience of more than 20 years as the largest processor and fractionator and our existing presence in the Appalachian Basin provide a significant competitive advantage. In the Southwest region, our major gathering systems are less than 15 years old, located primarily in the heart of shale plays with significant long-term growth opportunities and provide producers with low-pressure and fuel-efficient service, which differentiates us from many competing gathering systems in those areas. The strategic location of our assets, including those connected to MPC, and the long-term nature of many of our contracts also provide a significant competitive advantage.

INSURANCE

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and business interruption. We are insured under MPC and other third party insurance policies. The MPC policies are subject to shared deductibles.

SEASONALITY

Many effects of seasonality on the L&S segment’s revenues will be mitigated through the use of our fee-based transportation and storage services agreements with MPC that include minimum volume commitments. Historically, the L&S segment has spent approximately two-thirds of both our budgeted maintenance capital expenditures and budgeted pipeline integrity, repair and maintenance expenses during the third and fourth quarter of each calendar year due to our budgeting cycle, operating conditions, weather and safety concerns.

Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors such as changes in transportation and travel patterns and variations in weather patterns from year to year. However, we manage the seasonality impact through the execution of our marketing strategy. We have access to up to 50 million gallons of propane storage capacity in the Southern Appalachia region provided by an arrangement with a third-party which provides us with flexibility to manage the seasonality impact. Overall, our exposure to the seasonal fluctuations in the commodity markets is declining due to our growth in fee-based business.

REGULATORY MATTERS

Our operations are subject to extensive regulations. The failure to comply with applicable laws and regulations or to obtain, maintain and comply with requisite permits and authorizations can result in substantial penalties and other costs to the Partnership. The regulatory burden on our operations increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. Due to the myriad of complex federal, state, provincial and local regulations that may affect us, directly or indirectly, reliance on the following discussion of certain laws and regulations should not be considered an exhaustive review of all regulatory considerations affecting our operations.

Pipeline Control Operations. The majority of our pipeline systems are operated from central control rooms. These control centers operate with a SCADA (supervisory control and data acquisition) system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. These systems include “state-of-the-art” real-time transient leak detection system monitors throughput and alarms if pre-established operating parameters are exceeded. These control centers operate remote pumps, motors and valves associated with the receipt and delivery of products, and provides for the remote-controlled shutdown of pump stations on the pipeline systems. These systems also include fully functional back-up operations maintained and routinely operated throughout the year to ensure safe and reliable operations.

Common Carrier Liquids Pipeline Operations. Certain of our liquids pipeline systems are common carriers subject to regulation by various federal, state and local agencies. FERC regulates interstate transportation on liquids pipeline systems under the Interstate Commerce Act (“ICA”), Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on these pipelines, including interstate pipelines that transport crude oil, natural gas liquids (including purity ethane) and refined petroleum products (collectively referred to as “petroleum pipelines”), be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. The ICA requires that interstate petroleum pipeline transportation rates and terms and conditions of service be filed with the governing agency, which is FERC, and publicly posted on the company’s website. Under the ICA, interested persons may challenge new or changed rates or services. FERC is authorized to investigate such charges and may suspend the effectiveness of a newly filed rate or service for up to seven months. A successful protest to a new rate or service could result in a petroleum pipeline paying refunds, together with interest, for the period that the rate or service was in effect. A successful complaint to an existing rate or service could result in a petroleum pipeline paying reparations, together with interest, for the period beginning two years prior to the date of the complaint until the just and reasonable rate or service was established. FERC may also investigate, upon complaint or on its own motion, existing rates and related rules and may order a pipeline to change them prospectively.

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

EPAct 1992 required FERC to establish a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows petroleum pipelines to change their rates within prescribed ceiling levels that are tied to changes in the PPI. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, petroleum pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 2.65 percent. During the five-year period commencing July 1, 2016, petroleum pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23 percent. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates and settlement rates (unless permitted under the settlement). A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling, unless the pipelines request and receive a waiver from FERC permitting them not to apply the negative index adjustment.

While petroleum pipelines often use the indexing methodology to change their rates, petroleum pipelines may elect to support proposed rates by using other methodologies such as cost-of-service ratemaking, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement if agreed upon by all current non-affiliated shippers. We have used index rates, settlement rates and market-based rates to change the rates for our different FERC regulated petroleum pipeline systems.

FERC issued a policy statement in May 2005 stating that it would permit interstate petroleum pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. Finally, FERC’s income tax policy continues to be the subject of various appeals by shippers, before FERC and the courts. To this point, FERC and the courts have upheld the policy, but we cannot guarantee either of them will not make changes to the policy in the future.

Intrastate services provided by certain of our liquids pipeline systems are subject to regulation by state regulatory authorities, such as the Illinois Commerce Commission and the Michigan Public Service Commission. This state regulation uses a complaint-based system, both as to rates and priority of access. The Illinois Commerce Commission and the Michigan Public Service Commission could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers.

FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates, like ours, have not been the subject of a protest or a complaint by a shipper. MPC has agreed not to contest our tariff rates for the term of our transportation and storage services agreements with MPC. However, FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party if the third party is either a current shipper or is able to show that it has a substantial economic interest in our tariff rate level.

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

If FERC or a state commission were to determine that our rates were or had become unjust and unreasonable, we could be ordered to reduce rates prospectively and pay refunds and/or reparations to shippers.

Because some of our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport on our pipelines. It is possible that new shippers, current shippers or other interested parties may decide to challenge our tariff rates and/or the terms of service for our pipelines, including proration rules.

FERC-Regulated Natural Gas Pipelines. Our natural gas pipeline operations are subject to federal, state and local regulatory authorities. Specifically, our Hobbs Pipeline and the Arkoma Connector Pipeline have FERC gas tariffs on file for MarkWest New Mexico, L.L.C. and MarkWest Pioneer, respectively. These pipelines are subject to regulation by FERC, and it is possible that we may have additional gas pipelines in the future that may require such tariffs and may be subject to similar regulation. FERC Federal regulation extends to various matters including:

•	rates and rate structures;

•	return on equity;

•	recovery of costs;

•	the services that our regulated assets are permitted to perform;

•	the acquisition, construction, expansion, operation and disposition of assets;

•	affiliate interactions; and

•	to an extent, the level of competition in that regulated industry.

Under the Natural Gas Act (“NGA”), FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. As noted in the list above, FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services and various other matters. Natural gas companies may not charge rates that have been determined to be unjust and unreasonable, or unduly discriminatory by FERC. In addition, FERC prohibits FERC-regulated natural gas companies from unduly preferring, or unduly discriminating against, any person with respect to pipeline rates or terms and conditions of service or other matters. The rates and terms and conditions for the Hobbs Pipeline and the Arkoma Connector Pipeline can be found in their respective FERC-approved tariffs. Pursuant to FERC’s jurisdiction, existing rates and/or other tariff provisions may be challenged (e.g., by complaint) and rate increases proposed by the pipeline or other tariff changes may be challenged (e.g., by protest). We also cannot be assured that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules, rights of access, capacity and other issues that impact natural gas facilities. Any successful complaint or protest related to our facilities could have an adverse impact on our revenues.

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Domenici-Barton Energy Policy Act of 2005 (“2005 EPAct”). Under the 2005 EPAct, FERC may impose civil penalties of up to $1,000,000 per day for each current violation of the NGA. The 2005 EPAct also amends the NGA to add an anti-market manipulation provision, which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC. FERC issued Order No. 670 to implement the anti-market manipulation provision of the 2005 EPAct. This order makes it unlawful for gas pipelines and storage companies that provide interstate services to: (i) directly or indirectly, use or employ any device, scheme or artifice to defraud in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s enforcement authority.

Standards of Conduct. In 2008, FERC issued revised standards of conduct for transmission providers in Order 717, as amended and clarified in subsequent orders on rehearing, to regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates based on an employee separation approach. A “Transmission Provider” includes an interstate natural gas pipeline that provides open access transportation pursuant to FERC’s regulations. Under these rules, a Transmission Provider becomes subject to the standards of conduct if it provides service to affiliates that engage in marketing functions (as defined in the standards). If a Transmission Provider is subject to the standards of conduct, the Transmission Provider’s transmission function employees (including the transmission function employees of any of its affiliates) must function independently from the Transmission Provider’s marketing function employees (including the marketing function employees of any of its affiliates). The Transmission Provider must also comply with certain posting and other requirements.

Market Transparency Rulemakings. In 2007, FERC issued Order 704, as amended and clarified in subsequent orders on rehearing, whereby wholesale buyers and sellers of more than 2.2 MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers, are now required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. The Partnership typically files the report required by Order 704 on behalf of its subsidiaries that engage in reportable transactions.

Gas-Electric Coordination. In 2015, FERC issued Order 587-W and adopted new standards designed to improve coordination between the gas and electric industries. Among other things, the new standards revise the nomination timelines used by interstate natural gas pipelines. Interstate natural gas pipelines are required to implement the new standards in 2016.
On November 15, 2012, FERC issued a Notice of Inquiry in Docket No. RM 13-1-000 requesting comments on whether it should propose to require the quarterly reporting of certain data relating to next-day and next-month transactions. FERC issued data requests to certain natural gas marketers in July 2013 and FERC has not proceeded with any further action in the docket since that time.

Intrastate Natural Gas Pipeline Regulation. Some of our intrastate gas pipeline facilities are subject to various state laws and regulations that affect the rates we charge and terms of service. Although state regulation is typically less onerous than FERC, state regulation typically requires pipelines to charge just and reasonable rates and to provide service on a non-discriminatory basis. The rates and service of an intrastate pipeline generally are subject to challenge by complaint. Additionally, FERC has adopted certain regulations and reporting requirements applicable to intrastate natural gas pipelines (and Hinshaw natural gas pipelines) that provide certain interstate services subject to FERC’s jurisdiction. We could become subject to such regulations and reporting requirements in the future to the extent that any of our intrastate pipelines were to begin providing, or were found to provide, such interstate services.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such FERC action materially differently than other midstream natural gas companies with whom we compete.

Natural Gas Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC if the primary function of the facilities is gathering natural gas. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. We own a number of facilities that we believe meet the traditional tests FERC uses to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so we cannot provide assurance that FERC will not at some point assert that these facilities are within its jurisdiction or that such an assertion would not adversely affect our results of operations and revenues. In such a case, we would possibly be required to file a tariff with FERC, provide a cost justification for the transportation charge and obtain certificate(s) of public convenience and necessity for the FERC-regulated pipelines, and comply with additional FERC requirements.

In the states in which we operate, regulation of gathering facilities and intrastate pipeline facilities generally includes various safety, environmental and, in some circumstances, open access, non-discriminatory take requirement and complaint-based rate regulation. For example, some of our natural gas gathering facilities are subject to state ratable take and common purchaser statutes and regulations. Ratable take statutes and regulations generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes and regulations generally require gatherers to purchase gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. Although state regulation is typically less onerous than at FERC, these statutes and regulations have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or gather natural gas.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services or regulated as a public utility. Our gathering operations also may be or become subject to safety and operational regulations and permitting requirements relating to the design, siting, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Currently, PHMSA is proposing possible changes to the scope and applicability of 49 C.F.R. Part 192, which governs construction standards and operation of natural gas gathering pipelines. Depending upon the nature of the final rule-making, those could have an impact upon MPLX operations.

Natural Gas Processing. Our natural gas processing operations are not presently subject to FERC or state regulation. There can be no assurance that our processing operations will continue to be exempt from FERC regulation in the future. In addition, although the processing facilities may not be directly related, other laws and regulations may affect the availability of natural gas for processing, such as state regulation of production rates and maximum daily production allowables from gas wells, which could impact our processing business.

NGL Pipelines. We have constructed various NGL product pipelines to transport NGL products, some of which are regulated by FERC, and we may elect to construct additional such pipelines in the future that may be subject to these same regulatory requirements. Pipelines providing transportation of NGLs in interstate commerce are subject to the same regulatory requirements as common carrier petroleum pipelines. See “Common Carrier Liquids Pipeline Operations” above. We have several NGL pipelines that carry NGLs owned by us between our processing and fractionation facilities that cross state lines. We do not have FERC tariffs on file for these pipelines because we believe they are not subject to FERC requirements or that they would otherwise meet the qualifications for a waiver from FERC’s filing and reporting requirements. We cannot, however, provide assurance that FERC will not, at some point, either at the request of other entities or on its own initiative, assert that some or all of these pipelines are subject to FERC requirements for interstate petroleum pipelines and not exempt from its filing and reporting requirements. We also cannot provide assurance that such an assertion would not adversely affect our results of operations. In the event FERC were to determine that these NGL pipelines are subject to FERC requirements for common carrier pipelines or otherwise would not qualify for a waiver from FERC’s applicable regulatory requirements, we would likely be required to file a tariff with FERC for the pipelines, provide a cost justification for their transportation rates, and provide service to all potential shippers without undue discrimination, and we may also be subject to fines, penalties or other sanctions. Our NGL pipelines are subject to safety regulation by the DOT under 49 C.F.R. Part 195 for operators of hazardous liquid pipelines. Currently, PHMSA is proposing possible changes to the scope and applicability of 49 C.F.R. Part 195m, including, among other things, expansion of reporting obligations, additional inspection requirements, and expansion of the use of leak detection systems. Depending upon the nature of the final rule-making, those could have an impact upon MPLX operations. Our NGL pipelines and operations may also be or become subject to state public utility or related jurisdiction which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL gathering facilities.

Propane Regulation. National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane or comparable regulations, have been adopted as the industry standard in all of the states in which we operate. In some states these laws are administered by state agencies and in others they are administered on a municipal level. With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the DOT. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate our facilities, some of which may be material to our propane operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

Pipeline Interconnections. One or more of our plants include pipeline interconnections to interstate pipelines. These pipeline interconnections are an integral part of our facilities and are not currently being used, nor can they be used in the future, by any third party due to their origin points at our proprietary facilities. Therefore, we believe these pipeline interconnections are part of our plant facilities and are not subject to the jurisdiction of FERC. In the event that FERC were to determine that these pipeline interconnections were subject to its jurisdiction, we believe the pipelines would qualify for a waiver from most FERC reporting and filing requirements, including the obligation to file a FERC tariff. In the event that FERC were to determine that the pipeline interconnections did not qualify for such waivers, we would likely be required to file a tariff with FERC for the pipeline interconnections, provide a cost justification for their transportation rates and provide service to all potential shippers without undue discrimination. In such event, we may experience increased operating costs and reduced revenues.

Security. Three of our facilities have been preliminarily classified as subject to the Department of Homeland Security Chemical Facility Anti-Terrorism Standards. In addition, we have two facilities that are subject to the United States Coast Guard’s Maritime Transportation Security Act, and a number of other facilities that are subject to the Transportation Security Administration’s Pipeline Security Guidelines and are designated as “Critical Facilities.” The Transportation Security Administration Security Guidelines are subject to change without formal regulatory proposal and review. We have an internal inspection program designed to monitor and ensure compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.

ENVIRONMENTAL REGULATION

General

Our processing and fractionation plants, storage facilities, pipelines and associated facilities are subject to multiple obligations and potential liabilities under a variety of federal, regional, state and local laws and regulations relating to environmental protection. Such environmental laws and regulations may affect many aspects of our present and future operations, including for example, requiring the acquisition of permits or other approvals to conduct regulated activities that may impose burdensome conditions or potentially cause delays, restricting the manner in which we handle or dispose of our wastes, limiting or prohibiting construction or other activities in environmentally sensitive areas such as wetlands or areas inhabited by endangered species, requiring us to incur capital costs to construct, maintain and/or upgrade processes, equipment and/or facilities, restricting the locations in which we may construct our compressor stations and other facilities and/or requiring the relocation of existing stations and facilities, and requiring remedial actions to mitigate any pollution that might be caused by our operations or attributable to former operations. Spills, releases or other incidents may occur in connection with our active operations or as a result of events outside of our reasonable control, which incidents may result in non-compliance with such laws and regulations. Any failure to comply with these legal requirements may expose us to the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of remedial or corrective actions and the issuance of orders enjoining or limiting some or all of our operations.

We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and the cost of continued compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial condition. We cannot assure, however, that existing environmental laws and regulations will not be reinterpreted or revised or that new environmental laws and regulations will not be adopted or become applicable to us. For instance, the EPA is currently taking a closer look at pipeline maintenance operations, and the result of this closer review may yield modified emission calculations and/or regulations relating to such activities. Generally speaking, the trend in environmental law is to place more restrictions and limitations on activities that may be perceived to adversely affect the environment, which may cause significant delays in obtaining permitting approvals for our facilities, result in the denial of our permitting applications, or cause us to become involved in time consuming and costly litigation. Thus, there can be no assurance as to the amount or timing of future expenditures for compliance with environmental laws and regulations, permits and permitting requirements or remedial actions pursuant to such laws and regulations, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional environmental requirements may result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, and could have a material adverse effect on our business, financial condition, results of operations and cash flow. We may not be able to recover some or any of these costs from insurance. Such revised or additional environmental requirements may also result in substantially increased costs and material delays in the construction of new facilities or expansion of our existing facilities, which may materially impact our ability to meet our construction obligations with our producer customers.

Under the omnibus agreement, MPC has agreed to indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets that we acquired from MPC and due to occurrences on or before the closing of the Initial Offering. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before the closing of the Initial Offering and identified prior to the fifth anniversary of the closing of the Initial Offering, and will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification for losses incurred. Any other liabilities for which MPC has agreed to indemnify us are not subject to a deductible before we are entitled to indemnification. There is no limit on the amount for which MPC has agreed to indemnify us under the omnibus agreement once we meet the deductible, if applicable. Neither we nor our general partner have any contractual obligation to investigate or identify any such unknown environmental liabilities. We have agreed to indemnify MPC for events and conditions associated with the ownership or operation of our assets due to occurrences after the closing of the Initial Offering and for environmental liabilities related to our assets to the extent MPC is not required to indemnify us for such liabilities. Pipe Line Holdings has agreed to indemnify MPC for events and conditions associated with the operations of the Pipe Line Holdings assets that occur after the closing of the Initial Offering. Liabilities for which we and Pipe Line Holdings have agreed to indemnify MPC pursuant to the omnibus agreement are not subject to a deductible before MPC is entitled to indemnification. There is no limit on the amount for which we or Pipe Line Holdings has agreed to indemnify MPC under the omnibus agreement.

Hazardous Substances and Wastes

A comprehensive framework of environmental laws and regulations governs our operations as they relate to the possible release of hazardous substances or non-hazardous or hazardous wastes into soils, groundwater and surface water and measures taken to mitigate pollution into the environment. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, as well as comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and prior owners or operators of a site where a release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances released from the site. Under CERCLA, these persons may be subject to strict joint and several liabilities for the costs of removing or remediating hazardous substances that have been released into the environment, for restoration costs and damages to natural resources and for the costs of certain health studies. Additionally, neighboring landowners and other third parties can file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. While we generate materials in the course of our operations that may be regulated as hazardous substances under CERCLA or similar state statutes, we do not believe that we have any current material liability for cleanup costs under such laws or for third-party claims. We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable or more stringent state statutes, which impose requirements relating to the handling and disposal of non-hazardous and hazardous wastes. In the course of our operations, we generate some amount of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. While we are required to comply with RCRA requirements relating to hazardous wastes, currently our operations generate minimal quantities of such hazardous wastes. However, it is possible that some wastes generated by us that are currently classified as non-hazardous wastes may in the future be designated as hazardous wastes, resulting in the wastes being subject to more rigorous and costly transportation, storage, treatment and disposal requirements.

We currently own or lease, and have in the past owned or leased, properties that have been used over the years for natural gas gathering, processing and transportation, for NGL fractionation or for the storage, gathering and transportation of crude oil. Although waste disposal practices within the NGL industry and other oil and natural gas related industries have been enhanced and improved over the years, it is possible that petroleum hydrocarbons and other non-hazardous or hazardous wastes may have been disposed of by prior owners or operators on or under these various properties owned or leased by us during the operating history of those facilities. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination or to perform remedial operations to prevent future contamination. We do not believe that there presently exists significant surface and subsurface contamination of our properties by petroleum hydrocarbons or other wastes for which we are currently responsible.

Ongoing Remediation and Indemnification from Third Parties

The prior third-party owner or operator of our Cobb, Boldman, Kenova, Kermit and Majorsville facilities, has been, or is currently involved in, investigatory or remedial activities with respect to the real property underlying these facilities. These investigatory and remedial obligations arise out of a September 1994 “Administrative Order by Consent for Removal Actions” with EPA Regions II, III, IV and V; and with respect to the Boldman Complex, an “Agreed Order” entered into by the third-party owner/operator with the Kentucky Natural Resources and Environmental Protection Cabinet in October 1994. The third party or, in the case of the Kermit Complex, its successor in interest, has accepted sole liability and responsibility for, and indemnifies us against, any environmental liabilities associated with the EPA Administrative Order, the Kentucky Agreed Order or any other environmental condition related to the real property prior to the effective dates of our lease or purchase of the real property that are not contributed to by us. In addition, the third party, or in the case of the Kermit Complex, its successor in interest, has agreed to perform all the required response actions at its expense in a manner that minimizes interference with our use of the properties. We understand that to date, all actions required under these agreements have been or are being performed and, accordingly, we do not believe that the remediation obligation of these properties will have a material adverse impact on our financial condition or results of operations.
The prior third-party owner and/or operator of certain facilities on the real property on which our rail facility is constructed near Houston, Pennsylvania has been, or is currently involved in, investigatory or remedial activities related to acid mine drainage (“AMD”) with respect to the real property underlying these facilities. These investigatory and remedial obligations arise out of an arrangement entered into between the Pennsylvania Department of Environmental Protection and the third party, which has accepted liability and responsibility for, and indemnifies us against, any environmental liabilities associated with the AMD that are not exacerbated by us in connection with our operations. In addition, the third party has agreed to perform all of the required response actions at its expense in a manner that minimizes interference with our use of the property. We understand that to date, all actions required under these agreements have been or are being performed and, accordingly, we do not believe that the remediation obligation of these properties will have a material adverse impact on our financial condition or results of operations.
We are also entitled to indemnification from MPC for assets we acquired from MPC in our Initial Offering, as further described above under “General”. In addition, from time to time, we have acquired, and we may acquire in the future, facilities from third parties that previously have been or currently are the subject of investigatory, remedial or monitoring activities relating to environmental matters. The terms of each acquisition will vary, and in some cases we may receive contractual indemnification from the prior owner or operator for some or all of the liabilities relating to such matters, and in other cases we may agree to accept some or all of such liabilities. We do not believe that the portion of any such liabilities that the Partnership may bear with respect to any such properties previously acquired by the Partnership will have a material adverse impact on our financial condition or results of operations.
Water Discharges

Our operations can result in the discharge of pollutants, including crude oil and products. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), Oil Pollution Act of 1990 (“OPA-90”) and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Such discharges are prohibited, except in accord with the terms of a permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal law and some state laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”) plans at many of our facilities. We maintain numerous discharge permits for facilities and vessels as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts. Any unpermitted release of pollutants, including oil, NGLs or condensates, could result in administrative, civil and criminal penalties as well as significant remedial obligations. In addition, the Clean Water Act and analogous state law may also require individual permits or coverage under general permits for discharges of storm water from certain types of facilities, but these requirements are subject to several exemptions specifically related to oil and natural gas operations and facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit. We conduct regular review of the applicable laws and regulations, and maintain discussions with the various federal, state and local agencies with regard to the application of those laws and regulations to our facilities, including the permitting process and categories of applicable permits for storm water or other discharges, stream crossings and wetland disturbances that may be required for the construction or operation of certain of our facilities in the various states. In June 2015, the EPA and the United States Army Corps of Engineers finalized significant changes to the definition of the term “waters of the United States” (“WOTUS”) used in numerous programs under the Clean Water Act. This final rulemaking is referred to as the “Clean Water Rule.” The Clean Water Rule has been challenged in multiple federal courts by many states, trade groups, and other interested parties, and in October 2015, a United States Court of Appeals issued a nationwide stay of the Clean Water Rule. The Clean Water Rule, as written, expands permitting, planning and reporting obligations and may extend the timing to secure permits for pipeline and fixed asset construction and maintenance activities. The Clean Water Rule does contain new language intended to address concerns that the proposed rule included storm water conveyances and storage structures as WOTUS, and we continue to review how that new language will apply under specific circumstances. Court challenges of the Clean Water Rule will continue through 2016.

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

Construction or maintenance of our plants, compressor stations, pipelines, barge dock and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA, the United States Army Corps of Engineers and state water quality agencies. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. We believe that we are in substantial compliance with the Clean Water Act and analogous state laws. However, there is no assurance that we will not incur material increases in our operating costs or delays in the construction or expansion of our facilities because of future developments, the implementation of new laws and regulations, the reinterpretation of existing laws and regulations, or otherwise, including, for example, increased construction activities, potential inadvertent releases arising from pursuing borings for pipelines, and earth slips due to heavy rain and/or other cause.

Hydraulic Fracturing

We do not conduct hydraulic fracturing operations, but we do provide gathering, processing and fractionation services with respect to natural gas and NGLs produced by our producer customers as a result of such operations. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and issued in May 2014 its Advance Notice of Proposed Rulemaking to solicit input on the possible Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in March 2015, the BLM published its final rule setting new standards for hydraulic fracturing on onshore federal and Indian lands. The final rules have been challenged. In addition, Congress has from time to time considered legislation to provide for additional regulation of hydraulic fracturing, and some states have adopted, and other states are considering adopting, laws and/or regulations that could impose more stringent permitting, disclosure and well construction requirements on natural gas drilling activities or prohibit hydraulic fracturing altogether, similar to the State of New York. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state or local legal restrictions relating to natural gas drilling activities or to the hydraulic fracturing process are adopted in areas where our producer customers operate, those customers could incur potentially significant added costs to comply with such hydraulic fracturing-related requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our gathering, transportation and processing services and/or our NGL fractionation services.

In addition, certain governmental reviews are underway that focus on potential environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Most notably, in June 2015, the EPA released its draft assessment of the impacts of hydraulic fracturing on drinking water. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing that could delay or curtail production of natural gas, and thus reduce demand for our midstream services.

Air Emissions

The Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We may be required to incur capital expenditures in the future for installation of air pollution control equipment and encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs. For example, the EPA issued final regulations in October 2015 to revise the National Ambient Air Quality Standard for ozone to 70 parts per billion, or ppb, for both the 8-hour primary and secondary standards protective of public health and public welfare. In light of the revised ozone standard, states could be required to implement new more stringent regulations, which could apply to our operations and those of our producer customers. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Federal and state regulators and agencies are also currently taking a closer look at pipeline maintenance operations and any emissions and permits that may be related to such activities. The result of this closer review may yield modified emission calculations and/or regulations relating to such activities or potentially enforcement actions by the agencies for unaccounted for or unpermitted emissions. State and federal agencies have also proposed revisions to regulations or interpretations of regulations regarding aggregation of facilities for permitting purposes and performance standards for methane emissions from new and modified oil and gas production and natural gas processing and transmission facilities, any of which could require additional capital expenditures, increase our operating costs or otherwise restrict our operations. Additionally, in 2015, EPA finalized regulations to revise existing refinery air emissions standards, which require additional controls, lower emission standards and require ambient air monitoring. These revised refinery standards affect MPC’s refineries from which we receive significant revenues. MPC has been required in the past, and will be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on MPC, they could have a material effect on our business and results of operations. We have been in discussions with various state agencies in the areas in which we operate with respect to their guidance, policies, rules and regulations regarding the permitting process, source determination, categories of applicable permits and control technology that may be required for the construction or operation of certain of our facilities. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements.

Climate Change

As a consequence of an EPA administrative conclusion that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) into the ambient air endangers public health and welfare, the EPA adopted regulations establishing the Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit programs for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. In addition, the EPA is gathering information regarding existing facilities in various industries which may be used to support potential future regulation of GHGs. Although the EPA’s PSD and Title V permit programs are limited to large stationary sources of criteria pollutant emissions, states may seek to adopt their own permitting programs under state laws that require permit reviews of large stationary sources emitting only GHGs. If we were to become subject to Title V and PSD permitting requirements due to non-GHG criteria pollutants, or if EPA implemented more stringent permitting requirements relating to GHG emissions without regard to non-GHG criteria pollutants, or if states adopt their own permitting programs that require permit reviews based on GHG emissions, we may be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future. In addition, we may experience substantial delays or possible curtailment of construction or projects in connection with applying for, obtaining or maintaining preconstruction and operating permits, we may encounter limitations on the design capacities or size of facilities, and we may incur material increases in our construction and operating costs. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including, among others, certain onshore and offshore oil and natural gas production and onshore oil and natural gas processing, fractionation, transmission, storage and distribution facilities, which includes certain of our operations. In addition, in 2015, the EPA issued rules expanding the petroleum and natural gas system sources for which annual GHG emissions reporting is required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. We are monitoring GHG emissions from certain of our facilities in accordance with current GHG emissions reporting requirements in a manner that we believe is in substantial compliance with applicable reporting obligations. Additionally, in 2015 the EPA finalized rules to limit GHG emissions from new and existing power plants. The requirements could increase the cost of electricity and natural gas for our operations and ultimately states could impose additional GHG emission reduction requirements. In sum, requiring reductions in GHG emissions at our facilities could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect MPC’s refinery operations and may have an indirect effect on our business, financial condition and results of operations.

Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and while there has not been federal climate legislation adopted in the United States in recent years, it is possible that such legislation could be enacted in the future. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress were to undertake comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for oil, natural gas, NGLs and products derived therefrom. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. The EPA also proposed a rule in the Federal Register on September 18, 2015 that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and natural gas produced by our exploration and production customers that, in turn, could reduce the demand for our services and thus adversely affect our cash available for distribution to our unitholders.

Endangered Species Act and Migratory Bird Treaty Act Considerations

The federal Endangered Species Act (“ESA”) and analogous laws regulate activities that may affect endangered or threatened species, including their habitats. If endangered species are located in areas where we propose to construct new gathering or transportation pipelines or processing or fractionation facilities, such work could be prohibited or delayed in certain of those locations or during certain times, when our operations could result in a taking of the species. We also may be obligated to develop plans to avoid potential takings of protected species, the implementation of which could materially increase our operating and capital costs. Existing laws, regulations, policies and guidance relating to protected species may also be revised or reinterpreted in a manner that further increase our construction and mitigation costs or restricts our construction activities. Additionally, construction and operational activities could result in inadvertent impact to a listed species and could result in alleged takings under the ESA, exposing the Partnership to civil or criminal enforcement actions and fines or penalties. Moreover, as a result of a settlement approved by the United States District Court for the District of Columbia in September 2011, the United States Fish and Wildlife Service (“FWS”) is required to make a determination on listing numerous species as endangered or threatened under the ESA by completion of the agency’s 2017 fiscal year. For example, in April 2015, the FWS published a final rule listing the Northern Long Eared Bat as threatened under the ESA. In another example, in March 2014, the FWS announced the listing of the lesser prairie chicken as a threatened species under the ESA. Both of these species, along with the other endangered species such as the Indiana Bat and American Burying Beetle, are in areas in which we operate. The listing of these or other species as threatened or endangered in areas where we conduct operations or plan to construct pipelines or facilities may cause us to incur increased costs arising from species protection measures or could result in delays in the construction of our facilities or limitations on our customer’s exploration and production activities, which could have an adverse impact on demand for our midstream operations.

The Migratory Bird Treaty Act implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. In accordance with this law, the taking, killing or possessing of migratory birds covered under this act is unlawful without a permit. If there is the potential to adversely affect migratory birds as a result of our operations or construction activities, we may be required to obtain necessary permits to conduct those operations or construction activities, which may result in specified operating or construction restrictions on a temporary, seasonal, or permanent basis in affected areas and thus have an adverse impact on our ability to provide timely gathering, processing or fractionation services to our exploration and production customers.

Pipeline Safety Matters

Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of natural gas and crude oil and products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages and significant business interruption. The DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.

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

The DOT has delegated its authority under these statutes to the PHMSA, which administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of natural gas by pipeline (49 Code of Federal Regulations (“CFR”) Part 192), as well as hazardous liquids by pipeline (49 CFR Part 195), including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed (Subparts C and D of 49 CFR, Part 195); pressure testing of new pipelines (Subpart E of 49 CFR Part 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs and managing the operation of pipeline control rooms (Subpart F of 49 CFR Part 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR Part 195); and integrity management requirements for pipelines in HCAs (49 CFR 195.452). In addition, on October 18, 2010, PHMSA issued an advance notice of proposed rulemaking on a range of topics relating to the safety of natural gas, crude oil and other hazardous liquids pipelines. On October 13, 2015, PHMSA issued a notice of proposed rulemaking which purposes changes to 49 CFR Part 195. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly-situated competitors.

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

Facility Safety

At manned facilities, the workplaces associated with the processing and storage facilities and the pipelines we operate are also subject to oversight pursuant to the federal Occupational Safety and Health Act, as amended, (“OSHA”), as well as comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard-communication standard requires that we maintain information about hazardous materials used or produced in operations, and that this information be provided to employees, state and local government authorities and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

At unmanned facilities, the EPA’s Risk Management Planning requirements at regulated facilities are intended to protect the safety of the surrounding public. The application of these regulations, which are often unclear, can result in increased compliance expenditures.

In general, we expect industry and regulatory safety standards to become stricter over time, resulting in increased compliance expenditures. While these expenditures cannot be accurately estimated at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

Notwithstanding the foregoing, PHMSA and one or more state regulators, including the Texas Railroad Commission, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current requirements. These changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation.

Product Quality Standards

Refined products and other hydrocarbon-based products that we transport are generally sold by us or our customers for consumption by the public. Various federal, state and local agencies have the authority to prescribe product quality specifications for products. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. In addition, changes in the product quality of the products we receive on our product pipeline systems could reduce or eliminate our ability to blend products.

EMPLOYEES

We are managed and operated by the board of directors and executive officers of MPLX GP, our general partner. Neither we nor our subsidiaries have any employees as of January 1, 2016. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates have approximately 2,200 full-time employees that provide services to us under our employee services agreements, of which 1,440 are from the MarkWest Merger. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

AVAILABLE INFORMATION

General information about MPLX LP and our general partner, MPLX GP, including Governance Principles, Audit Committee Charter, Conflicts Committee Charter and Certificate of Limited Partnership, can be found at http://www.mplx.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available in this same location.

MPLX LP uses its website, www.mplx.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the SEC. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all the other information set forth elsewhere in this Annual Report on Form 10-K in evaluating us and our common units. Some of these risks relate principally to our business, the business and operations of MPC and the industry in which we operate, while others relate principally to tax matters, and ownership of our common units and the securities markets generally.

Our business, financial condition, results of operations or cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common units could decline.

Risks Relating to Our Business

Our substantial debt and other financial obligations could impair our financial condition, results of operations and cash flow, and our ability to fulfill our debt obligations.

We have significant debt obligations, which totaled $5.3 billion as of December 31, 2015, and we may incur significant additional debt obligations in the future. Our existing and future indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:

•
We may have difficulties obtaining additional financing for working capital, capital expenditures, acquisitions or general partnership purposes on favorable terms, if at all, or our cost of borrowing may increase. Our funds available for operations, business opportunities and distributions to unitholders will also be reduced by that portion of our cash flow required to make interest payments on our debt.

•
We may be at a competitive disadvantage compared to our competitors who have proportionately less debt, or we may be more vulnerable to, and have limited flexibility to respond to, competitive pressures or a downturn in our business or the economy generally.

•
If our operating results are not sufficient to service our indebtedness, we may be required to reduce our distributions, reduce or delay our business activities, investments or capital expenditures, sell assets or issue equity, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders, as well as the trading price of our common units.

•
The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance our operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our unitholders. Our ability to comply with these covenants may be impaired from time to time if the fluctuations in our working capital needs are not consistent with the timing for our receipt of funds from our operations.

•
If we fail to comply with our debt obligations and an event of default occurs, our lenders could declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable, which may trigger defaults under our other debt instruments or other contracts. Our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Global economic conditions may have adverse impacts on our business and financial condition and adversely impact our ability to access capital markets on acceptable terms.
Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, gross domestic product, consumer interest rates, government spending sequestration, strength of U.S. currency versus other international currencies, consumer confidence and debt levels, retail trends, inflation and foreign currency exchange rates, may generally affect our business. Recessionary economic cycles, higher unemployment rates, higher fuel and other energy costs and higher tax rates may adversely affect demand for natural gas, NGLs and crude oil. Also, any tightening of the capital markets could adversely impact our ability to execute our long‑term organic growth projects and meet our obligations to our customers and limit our ability to raise capital and, therefore, have an adverse impact on our ability to otherwise take advantage of business opportunities or react to changing economic and business conditions. These factors could have a material adverse effect on our revenues, income from operations, cash flows and our quarterly distribution on our common units.
A significant decrease or delay in oil and natural gas production in our areas of operation, whether due to sustained declines in oil, natural gas and NGL prices, natural declines in well production, or otherwise, may adversely affect our revenues, financial condition, and cash available for distribution.
A significant portion of our operations are dependent upon production from oil and natural gas reserves and wells, which will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels and the utilization rate of our facilities, we must continually obtain new oil, natural gas, NGL and refined product supplies, which depends in part on the level of successful drilling activity near our facilities.
We have no control over the level of drilling activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, drilling costs per Mcf or barrel, demand for hydrocarbons, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Because of these factors, even if new oil or natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of oil or natural gas to replace the natural decline in volumes from existing wells, throughput on our pipelines and the utilization rates of our facilities would decline, which could have a material adverse effect on our business, results of operations and financial condition and could reduce our ability to make distributions to our unitholders.
Decreases in energy prices can decrease drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers also significantly curtailing or limiting their oil and gas drilling operations which could substantially delay the production and delivery of volumes of oil, gas and NGLs to our facilities and adversely affect our revenues and cash available for distribution. This impact may also be exacerbated due to the extent of our commodity-based contracts, which are more directly impacted by changes in gas and NGL prices than our fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, our purchase and resale of gas and NGLs in the ordinary course exposes us to significant risk of volatility in gas or NGL prices due to the potential difference in the time of the purchases and sales and the potential difference in the price associated with each transaction, and direct exposure may also occur naturally as a result of our production processes. The significant fluctuation and decline in natural gas, NGL and oil prices currently occurring has adversely impacted our unit price, thereby increasing our distribution yield and cost of capital. Such impacts could adversely impact our ability to execute our long-term organic growth projects, satisfy our obligations to our customers, and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.

Our business plan and growth strategy requires, among other matters, access to new capital. An increased cost of capital could impair our ability to grow, our ability to make distributions to unitholders at our intended levels and trigger us to impair our goodwill and intangible assets.
Our ability to successfully operate our business, generate sufficient cash to pay the quarterly cash distributions to our unitholders and to allow for growth of our business and the growth of our distributions is subject to a number of risks and uncertainties, including economic and competitive factors beyond our control ,which may impair our access to new capital. If the cost of capital becomes too expensive, we may not be able to raise the necessary funds from the equity market on satisfactory terms, if at all. We may be required to consider alternative financing strategies such as the formation of joint ventures or the sale of non-strategic assets, which may not provide the necessary capital, and our ability to develop or acquire strategic and accretive assets and finance growth projects will be limited. Factors that influence our cost of capital include market conditions, including our common unit price and the resultant distribution yield. When the price of our common units decreases, the resultant distribution yield increases, and our cost of capital increases accordingly. A lower unit price could also trigger an impairment analysis of our goodwill and intangible assets. The significant decline in oil prices that occurred in 2015 and is continuing into 2016 has impacted our common unit price. The high and the low market price of our common units in 2015 ranged from a high of $85.57 to a low of $26.38. Subsequent to December 31, 2015, our common units have been as low as $16.53. Given the significant change in MLP valuations and the resultant higher distribution yield environment the sector experienced in 2015, our cost of capital has increased, which could impair our ability to grow our business and make distributions to unitholders at intended levels. The severe decline in oil prices that occurred late in 2014, which has continued through 2015 and into 2016, has increased the volatility and amplitude of the other risks as described in this report and has impacted our unit price. If this continues, this may have an impact on our business and financial condition. A continued decline in our unit price may adversely affect our ability to access the capital markets on acceptable terms.
We may not have sufficient cash from operations after the establishment of cash reserves and payment of our expenses, including cost reimbursements to MPC and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distributions to our unitholders. The amount of cash we can distribute on our common units depends principally on the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

•	the fees and tariff rates we charge and the margins we realize for our services and sales;

•	the prices of, level of production of and demand for oil, natural gas, NGLs and refined products;

•	the volumes of natural gas, crude oil, NGLs and refined products we gather, process, store, transport and fractionate;

•	the level of our operating costs including repairs and maintenance;

•	the relative prices of NGLs and crude oil, which impact the effectiveness of our hedging program; and

•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution may depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including cost reimbursements to MPC in respect of those expenses;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions in our joint venture agreements, revolving credit facility or other agreements governing our debt;

•	the level and timing of capital expenditures we make, including capital expenditures incurred in connection with our enhancement projects;

•	the cost of acquisitions, if any; and

•	the amount of cash reserves established by our general partner in its discretion.

Our inability, or limited ability, to control certain aspects of management of joint venture legal entities that we have a partial ownership interest in may mean that we will not receive the amount of cash we expect to be distributed to us. In addition, for entities where we have a noncontrolling ownership interest, or for entities that we operate but in which the noncontrolling interest owners have participative rights, we will be unable to control ongoing operational or other decisions, including the incurrence of capital expenditures that we may be required to fund, the incurrence of debt, or the pursuit of certain projects that we may want to pursue. Certain of our joint venture partners have the option to not make, or may otherwise cease making, capital contributions, so we may be required to fully fund capital or operating expenditures for the joint venture. For joint ventures we operate, we may not receive adequate reimbursement for all of the expenditures we incur to operate the joint venture. In addition, we may be unable to control the amount of cash we receive from the operation of these entities, which could adversely affect our ability to pay the minimum quarterly distribution to our unitholders.
Furthermore, the amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which is affected by non-cash items. As a result, we may make distributions during periods when we record losses and may not make distributions during periods when we record net income.
We may not always be able to accurately estimate hydrocarbon reserves and expected production volumes; therefore, volumes we service in the future could be less than we anticipate.
We work closely with our producer customers in an effort to understand hydrocarbon reserves and expected production volumes. We periodically review or have outside consultants review hydrocarbon reserve information and expected production data that is publicly available or that is provided to us by our producer customers. However, we may not be able to accurately estimate hydrocarbon reserves and production volumes expected to be delivered to us for a variety of reasons, including the unavailability of sufficiently detailed information and unanticipated changes in producers’ expected drilling schedules. Significant declines in oil, natural gas or NGL prices could also cause producers to curtail or limit drilling operations, which may result in the volumes delivered to us being less than anticipated. Accordingly, we may not have accurate estimates of total reserves serviced by our assets, the anticipated life of such reserves, or the expected volumes to be produced from those reserves. In such event, if we are unable to secure additional sources, then the volumes that we gather or process in the future could be less than anticipated. A decline in such volumes could have a material adverse effect on our results of operations and financial condition.

Our expansion of existing assets and the construction of new assets, if completed, may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks that could adversely impact our business, financial condition, results of operations and cash flows.

One of the ways we intend to grow our business is through the construction of, or additions to, our existing gathering, transportation, treating, processing, storage and fractionation facilities, which requires the expenditure of significant amounts of capital which may exceed our expectations. Construction involves many factors beyond our control including delays caused by third-party landowners, unavailability of materials, labor disruptions, environmental constraints, financing, accidents, weather and other factors. Additionally, we are subject to numerous regulatory, environmental, political, legal and inflationary uncertainties, including societal sentiment regarding the development and use of carbon based fuels, political pressures and the influence of environmental or other special interest groups, as well as stringent, lengthy and occasionally unreasonable or impractical federal, state and local permitting, zoning, consent, or authorizations requirements, or new laws, regulations, requirements or enforcement actions, which may cause us to incur additional capital expenditures, delay, interfere with or impair our construction activities, including by requiring the redesign of facilities, the acquisition of additional equipment, and relocations or rerouting of facilities, subject us to additional expenses or penalties and adversely affect our operations and cash flows available for distribution to unitholders. If we undertake these projects, we may not be able to complete them on schedule, or at all, or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly. For example, certain of our processing, fractionation and pipeline facilities are located in mountainous areas such as our Utica, Marcellus and southern Appalachian operations, which may require specially designed foundations, retaining walls and other structures or facilities. If such foundations, retaining walls or other facilities are not designed or installed correctly, do not perform as intended, or fail, we may be required to incur significant capital expenditures to correct or repair the deficiencies, or may incur significant damage to or loss of facilities, and our operations may be interrupted as a result of deficiencies or failures. In addition, such deficiencies may cause damages to the surrounding environment, including slope failures, stream impacts and other natural resource damages, and we may as a result also be subject to increased operating expenses or environmental penalties and fines. In addition, certain agreements with our customers contain substantial financial penalties and/or give the producer the right to repurchase certain assets and terminate their contracts with us if construction deadlines are not achieved. Any such penalty or contract termination could have a material adverse effect on our income from operations and cash available for distribution. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction may occur over an extended period of time, and we may not receive any material increases in revenues until after completion of the project, if at all.

Furthermore, we may have only limited oil, natural gas, NGL or refined product supplies committed to these facilities prior to their construction. We may construct facilities to capture anticipated future growth in production or satisfy anticipated market demand which does not materialize, the facilities may not operate as planned or may not be used at all. In order to attract additional oil, natural gas, NGL or refined product supplies from a customer, we may be required to order equipment and facilities, obtain rights of way or other land rights or otherwise commence construction activities for facilities that will be required to serve such customer’s additional supplies prior to executing agreements with the customer. If such agreements are not executed, we may be unable to recover such costs and expenses. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough oil, natural gas, NGLs or refined products to achieve our expected investment return or result in immediate revenue increases, which could adversely affect our operations and cash available for distribution. Alternatively, oil, natural gas, NGL or refined product supplies committed to facilities under construction may be delivered prior to completion of such facilities, or we may otherwise have unexpected increase in volumes that could adversely affect our ability to expand our facilities. In such event, we may be required to temporarily utilize third-party facilities for such oil, natural gas, NGLs or refined products, which may increase our operating costs and reduce our cash available for distribution.

Due to capacity, market and other constraints relating to the growth of our business, we may experience difficulties in the execution of our business plan, which may increase our costs and reduce our revenues and cash available for distribution.

The successful execution of our business strategy is impacted by a variety of factors, including our ability to grow our business and satisfy our customers’ requirements for gathering, processing, fractionation, marketing, pipeline transportation and storage services. Our ability to grow our business and satisfy our customers’ requirements may be adversely affected by a variety of factors, including the following:

•	more stringent permitting and other regulatory requirements;

•
a limited supply of qualified fabrication and construction contractors, which could delay or increase the cost of the construction and installation of our facilities or increase the cost of operating our existing facilities;

•
unexpected increases in the volume of oil, natural gas, NGLs and refined products being delivered to our facilities, which could adversely affect our ability to expand our facilities in a manner that is consistent with our customers’ production or delivery schedules;

•
changes in, or inability to meet, downstream gas, NGL, crude oil or refined product pipeline quality specifications, which could reduce the volumes of gas, NGLs, crude oil and refined products that we receive;

•
scheduled maintenance, unexpected outages or downtime at our facilities or at upstream or downstream third‑party facilities, which could reduce the volumes of oil, gas, NGLs and refined products that we receive; and

•
market and capacity constraints affecting downstream oil, natural gas, NGL and refined products facilities, including limited gas and NGL capacity downstream of our facilities, limited railcar and NGL pipeline facilities and reduced demand or limited markets for certain NGL or refined products, which could reduce the volumes of oil, gas, NGLs and refined products that we receive and adversely affect the pricing received for NGLs.

If we are unable to successfully execute our business strategy, then our operating and capital expenditures may materially increase and our revenues and cash available for distribution may be adversely affected.

We engage in commodity derivative activities to mitigate the impact of commodity price volatility on our cash flows, but these activities may reduce our earnings, profitability and cash flows. In addition, we may not accurately predict future commodity price fluctuations, our risk management activities may impair our ability to benefit from price increases, and additional regulation of commodity derivative activities could adversely impact our ability to manage these risks.

Our operations expose us to fluctuations in commodity prices. We utilize derivative financial instruments related to the future price of crude oil, natural gas and certain NGLs with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices.
The extent of our commodity price exposure is related largely to our contract mix and the effectiveness and scope of our derivative activities. We have a policy to enter into derivative transactions related to only a portion of the volume of our expected production or fuel requirements that are subject to commodity price volatility and, as a result, we expect to continue to have some direct commodity price exposure. Our actual future production or fuel requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to settle all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, which could result in a substantial diminution of our liquidity. Alternatively, we may seek to amend the terms of our derivative financial instruments, including the extension of the settlement date of such instruments. Additionally, because we may use derivative financial instruments relating to the future price of crude oil to mitigate our exposure to NGL price risk, the volatility of our future cash flows and net income may increase if there is a change in the pricing relationship between crude oil and NGLs. As a result of these factors, our risk management activities may not be as effective as we intend in reducing the downside volatility of our cash flows and, in certain circumstances, may actually increase the volatility of our cash flows. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect and our risk management policies and procedures are not properly followed. For further information about our risk management policies and procedures, please read Item 8. Financial Statements and Supplementary Data - Note 15. Derivative Financial Instruments.

To the extent that we do not manage the commodity price risk relating to a position that is subject to commodity price risk and commodity prices move adversely, we could suffer losses. Such losses could be substantial and could adversely affect our operations and cash flows available for distribution. In addition, managing the commodity risk may actually reduce our opportunity to benefit from increases in the market or spot prices.
As a result of the Dodd-Frank Act, over-the-counter derivatives markets and entities are subject to regulation by the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions that are or become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. Although we believe that we qualify for the end-user exception to the mandatory clearing requirements for swaps to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants may change the cost and availability of the swaps that we use for hedging. Additional mandatory clearing requirements could be imposed that may impair our ability to maintain over-the-counter hedging positions or require us to post collateral. The Dodd-Frank Act and its implementing regulations, including those not yet finalized, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, increase the administrative burden and regulatory risk associated with entering into certain derivative contracts, and increase our exposure to less creditworthy counterparties. As a result, if we reduce our use of derivatives, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our income from operations and cash flows available for distribution.
Due to an increased domestic supply of NGLs, we may be required to find alternative NGL market outlets and to rely more heavily on the export of NGLs, which may increase our operating costs or reduce the price received for NGLs and thereby reduce our cash available for distribution.
Due to increased production of natural gas, particularly in shale plays, there is an increased domestic supply of NGLs, which is currently outpacing, and could continue to outpace. As a result, we and our producer customers may need to continue to find alternate NGL market outlets and to rely more heavily on the export of NGLs. Our ability to find alternative NGL market outlets is dependent upon a variety of factors, including the construction and installation of additional NGL transportation infrastructure necessary to transport NGLs to other markets. In order to obtain committed transportation capacity, it may be necessary to make significant minimum volume commitments, with take or pay payments or deficiency fees if the minimum volume is not delivered. In many cases, we market NGLs on behalf of our producer customers, and as a result, we may make such commitments on behalf of our producer customers. We expect to be able to pass such commitments through to our producer customers, but if we were unable to do so, our operating costs may increase significantly, which could have a material adverse effect on our results of operations and our ability to make cash distributions. Similarly, our ability to export NGLs on a competitive basis is impacted by various factors, including:

•	availability of sufficient railcar, tanker and terminalling facility capacity;

•	currency fluctuations, particularly to the extent sales are denominated in foreign currencies as we do not currently hedge against currency fluctuations;

•	compliance with additional governmental regulations and maritime requirements, including U.S. export controls and foreign laws, sanctions regulations and the Foreign Corrupt Practices Act;

•	risks of loss resulting from non-payment or non-performance by international purchasers; and

•	political and economic disturbances in the countries to which NGLs are being exported.

The above factors could increase our operating costs or adversely affect the price that we and our producer customers receive for NGLs, which in turn may have a material adverse effect on our volumes, revenues, income and cash available for distribution.
We depend on third parties for the oil, natural gas and refined products we gather, transport and store, the natural gas and refinery off‑gas we process, and the NGLs we fractionate and stabilize at our facilities, and a reduction in these quantities could reduce our revenues and cash flow.
Although we obtain our supply of oil, natural gas, refinery off-gas, NGLs and refined products from numerous third‑party producers and suppliers, a significant portion comes from a limited number of key producers/suppliers, who are usually under no obligation to deliver a specific volume to our facilities. If these key suppliers, or a significant number of other producers, were to decrease the supply of oil, natural gas, refinery off-gas, NGLs or refined products to our systems and facilities for any reason, we could experience difficulty in replacing those lost volumes. In some cases, the producers or suppliers are responsible for gathering or delivering oil, natural gas, refinery off-gas, NGLs or refined products to our facilities or we rely on other third parties to deliver volumes to us on behalf of the producers or suppliers. If such producers, suppliers or other third parties are unable, or otherwise fail to, deliver the volumes to our facilities, or if our agreements with any of these third parties terminate or expire such that our facilities are no longer connected to their gathering or transportation systems or the third parties modify the flow of natural gas, refinery off-gas or NGLs on those systems away from our facilities, the throughput on and utilization of our facilities may be reduced, or we may be required to incur significant capital expenditures to construct and install gathering pipelines or other facilities to be able to receive such volumes. Because our operating costs are primarily fixed, a reduction in the volumes delivered to us would result not only in a reduction of revenues, but also a decline in net income and cash flow.
We may not be able to retain existing customers, or acquire new customers, which would reduce our revenues and limit our future profitability.
A significant portion of our business comes from a limited number of key customers. The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond our control, including competition from other gatherers, processors, pipelines, fractionators, and the price of, and demand for, natural gas, NGLs, crude oil and refined products in the markets we serve. Our competitors include large oil, natural gas, refining and petrochemical companies, some of which have greater financial resources, more numerous or greater capacity pipelines, processing and other facilities, greater access to natural gas, crude oil and NGL supplies than we do or other synergies with existing or new customers that we cannot provide. Our competitors may also include our joint venture partners, who in some cases are permitted to compete with us, and those joint venture partners who exercise this right may have a competitive advantage due to their familiarity with our business arising from our joint venture arrangements, or third parties on whom we rely to deliver natural gas, NGLs, crude oil and refined products to our facilities, who may have a competitive advantage due to their ability to modify the flow of natural gas, NGLs, crude oil and refined products on their systems away from our facilities. Additionally, our customers that gather gas through facilities that are not otherwise dedicated to us may develop their own processing and fractionation facilities in lieu of using our services.
As a consequence of the increase in competition in the industry, and the volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternative fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could affect our profitability.

The fees charged to third parties under our gathering, processing, transmission, transportation, fractionation, stabilization and storage agreements may not escalate sufficiently to cover increases in costs, or the agreements may not be renewed or may be suspended in some circumstances.
Our costs may increase at a rate greater than the fees we charge to third parties. Furthermore, third parties may not renew their contracts with us. Additionally, some third parties’ obligations under their agreements with us may be permanently or temporarily reduced due to certain events, some of which are beyond our control, including force majeure events wherein the supply of natural gas, NGLs, crude oil or refined products are curtailed or cut‑off due to events outside our control. If the escalation of fees is insufficient to cover increased costs, or if third parties do not renew or extend their contracts with us, or if third parties suspend or terminate their contracts with us, our financial results would suffer.
We are exposed to the credit risks of our key customers and derivative counterparties, and any material non-payment or non-performance by our key customers or derivative counterparties could reduce our ability to make distributions to our unitholders.
We are subject to risks of loss resulting from non-payment or non-performance by our customers, which risks may increase during periods of economic uncertainty. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. This risk is further heightened due to the sustained decline of natural gas, NGL and oil prices that has occurred. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. Any such material non-payment or non-performance could reduce our ability to make distributions to our unitholders.
If we are unable to make strategic acquisitions on economically acceptable terms from MPC or third parties, our ability to implement our business strategy may be impaired.
In addition to organic growth, a component of our business strategy can include the expansion of our operations through strategic acquisitions, including acquisitions from MPC. If we are unable to make accretive strategic acquisitions from MPC or third parties that increase the cash generated from operations per unit, whether due to an inability to identify attractive acquisition candidates, to negotiate acceptable purchase contracts, or to obtain financing for these acquisitions on economically acceptable terms, then our ability to successfully implement our business strategy may be impaired.
If we are unable to timely and successfully integrate the MarkWest Merger or our future acquisitions, our future financial performance may suffer, and we may fail to realize all of the anticipated benefits of the transaction.
Our future growth may depend in part on our ability to integrate our future acquisitions. We cannot guarantee that we will successfully integrate the MarkWest Merger or any other acquisitions into our existing operations, or that we will achieve the desired profitability and anticipated results from such acquisitions. Failure to achieve such planned results could adversely affect our operations and cash available for distribution.
Significant acquisitions, including the MarkWest Merger, present potential risks, including:

•	operating a significantly larger combined organization and integrating additional operations into ours;

•	difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographical area;

•	the loss of customers or key employees from the acquired businesses;

•	the diversion of management’s attention from other existing business concerns;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel from diverse business backgrounds and organizational cultures; and

•	consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, if at all. Following an acquisition, we may discover previously unknown liabilities, including environmental liabilities, which could cause us to incur increased costs to address these liabilities or to attain or maintain compliance with applicable law. Our capitalization and results of operation may also change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in determining the application of these funds and other resources.

We are indemnified for liabilities arising from an ongoing remediation of property on which certain of our facilities are located and our results of operations and our ability to make distributions to our unitholders could be adversely affected if an indemnifying party fails to perform its indemnification obligations.

The prior third party owner or operator of our Kenova, Boldman, Cobb, Kermit and Majorsville facilities has been or is currently involved in investigatory or remedial activities with respect to the real property underlying those facilities pursuant to regulatory orders with the EPA and various state regulatory agencies. The third party or its successor in interest has agreed to retain sole liability and responsibility for, and to indemnify us against, any environmental liabilities associated with these regulatory orders or the real property underlying these facilities to the extent such liabilities arose prior to the effective date of the agreements pursuant to which such properties were acquired or leased and to the extent not contributed to by us. In addition, the previous owner and/or operator of certain facilities on the real property on which our rail facility is constructed near Houston, Pennsylvania has been or is currently involved in investigatory or remedial activities related to AMD with respect to that real property. The third party has accepted liability and responsibility for, and has agreed to indemnify us against, any environmental liabilities associated with the AMD that are not exacerbated by us in connection with our operations. MPC has also agreed to indemnify us for certain environmental liabilities related to assets contributed to us by MPC in our Initial Offering. Our results of operation and our ability to make cash distributions to our unitholders could be adversely affected if in the future any of these third parties fail to perform their indemnification obligations. In addition, from time to time, we have acquired, and may acquire in the future, facilities from third parties which previously have been or currently are the subject of investigatory, remedial or monitoring activities relating to environmental matters. In some cases, we may receive indemnification from the prior owner or operator for some or all of such liabilities matters, and in other cases we may accept some or all of such liabilities, There is no assurance that any such third parties will perform any such indemnification obligations, or that the obligations and liabilities that we may accept in connection with any such acquisition will not be larger than anticipated, and in such event, our results of operations and cash available for distribution could be adversely affected.

Risks Relating to our Industry

Certain of our pipelines may be subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders.

Some of our natural gas and NGL pipelines, and various of our crude oil and refined product pipelines are, or may in the future be, subject to siting, public necessity and/or service regulations by FERC and/or various state or other regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas, NGLs, crude oil and refined products in interstate commerce and FERC’s regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities (for natural gas pipelines only); rates; operations; accounts and records; and depreciation and amortization policies. FERC’s action in any of these areas or modifications of its current regulations can adversely impact our ability to compete for business, the costs we incur in our operations, the construction of new facilities or our ability to recover the full cost of operating our pipelines. FERC also may conduct audits of these facilities, and if FERC determines that we are not in compliance with our tariff or applicable regulations, we may incur additional costs, expenses or penalties. For certain NGL product pipelines and for the crude oil and refined product common carrier pipelines, we have a FERC tariff on file and we may have additional common carrier pipelines in the future that may be subject to these requirements. We also own and are constructing pipelines that are carrying or are expected to carry NGLs owned by us across state lines between our processing and fractionation facilities that we believe are either not subject to FERC’s requirements for common carrier NGL pipelines or would otherwise meet the qualifications for a waiver from many of FERC’s reporting and filing requirements. However, we cannot provide assurance that FERC will not at some point find that some or all of these pipelines are subject to FERC’s requirements for common carrier pipelines and/or are otherwise not exempt from its reporting and filing requirements. Such a finding could subject us to potentially burdensome and expensive operational, reporting and other requirements as well as fines, penalties or other sanctions.

Most of our natural gas and NGL pipelines are generally not subject to regulation by FERC. The NGA specifically exempts natural gas gathering systems from FERC’s jurisdiction. Yet, such operations may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that our rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services and that we offer service to our shippers on a not unduly discriminatory basis. We cannot assure unitholders that FERC will not at some point determine that some or all of such pipelines are within its jurisdiction, and regulate such services, which could limit the rates that we may charge, increase our costs of operation, and subject us to fines, penalties or other sanctions. FERC rate cases can involve complex and expensive proceedings. For more information regarding regulatory matters that could affect our business, please read Item 1. Business -Rate and Other Regulation as set forth in this Annual Report on Form 10-K.

Some of our natural gas and NGL pipelines, and various of our crude oil and refined product pipelines, are subject to FERC’s rate-making policies that could have an adverse impact on our ability to establish rates that would allow us to recover the full cost of operating our pipelines including a reasonable return.
A number of our pipelines provide interstate service that is subject to regulation by the FERC. The FERC prescribes rate methodologies for developing regulated tariff rates for these natural gas, interstate oil and products pipelines. The FERC’s regulated tariff may not allow us to recover all of our costs of providing services. Changes in the FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates. Additionally, shippers may protest (and the FERC may investigate) the lawfulness of tariff rates. The FERC can require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively.
MPC has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the term of our transportation services agreements with MPC. However, this agreement does not prevent other shippers or interested persons from challenging our tariff rates or proration rules; nor does it prevent regulators from reviewing our rates and tariffs on their own initiative. At the end of the term of each of our transportation services agreements with MPC, if the agreement is not renewed, MPC will be free to challenge, or to cause other parties to challenge or assist others in challenging, our tariffs in effect at that time.
Action by FERC could adversely affect our ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to obtain new rights-of-way or other property rights, or the cost of renewing existing rights-of-way or property rights increases, then we may be unable to fully execute our growth strategy, which may adversely affect our operations and cash flows available for distribution to unitholders.
The construction of additions to, or expansions of, our facilities may require us to obtain new rights-of-way or other property rights prior to constructing new plants, pipelines and other transportation and storage facilities. We may be unable to obtain such rights-of-way or other property rights to connect new natural gas supplies to our existing gathering lines, to connect our existing or future facilities to new natural gas, NGL, crude oil or refined product markets, or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or other property rights or to renew existing rights-of-way or property rights, including the renewal of leases for land on which our processing facilities are located. If the cost of obtaining new or renewing existing rights-of-way or other property rights increases, it may adversely affect our operations and cash flows available for distribution to unitholders. If we are unable to renew a lease for land on which any of our processing facilities are located, we may be required to remove our facilities from that site, which could require us to incur significant costs and expenses, disrupt our operations, and adversely affect our cash available for distribution.
Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make distributions at our intended levels.
Our revolving credit facility and our loan agreement with MPC Investment have variable interest rates. Although interest rates have been low during the past several years, the United States Federal Reserve raised interest rates in December 2015, and interest rates may continue to increase in the future. As a result, interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we will pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future prior to the applicable stated maturity. Furthermore, as with other yield-oriented securities, our unit price will be impacted by our cash distributions and the implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make distributions at our intended levels.

Our business is subject to laws and regulations with respect to environmental, occupational safety and health, nuisance, zoning, land use and other regulatory matters, and the violation of, or the cost of compliance with, such laws and regulations could adversely affect our operations and cash flows available for distribution to our unitholders.
Numerous governmental agencies enforce federal, regional, state and local laws and regulations on a wide range of environmental, occupational safety and health, nuisance, zoning, land use and other regulatory matters. We could be adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. Strict joint and several liability may be incurred without regard to fault, or the legality of the original conduct, under certain of the environmental laws for remediation of contaminated areas, including CERCLA, RCRA and analogous state laws. Private parties, including the owners of properties located near our storage, fractionation and processing facilities or through which our pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. New, more stringent environmental laws, regulations and enforcement policies, and new, amended or re-interpreted permitting requirements, policies and processes, might adversely affect our operations and activities, and existing laws, regulations and policies could be reinterpreted or modified to impose additional requirements, delays or constraints on our construction of facilities or on our operations. For example, it is possible that future amendment or re-interpretation of existing air emission laws could impose more stringent permitting or pollution control equipment requirements on us if two or more of our facilities are aggregated into one air emissions permit or permit application, which could increase our costs. Federal, state and local agencies also could impose additional health and safety requirements, any of which could increase our operating costs. Local governments may adopt more stringent local permitting and zoning ordinances that impose additional time, place and manner restrictions, delays or constraints on our activities to construct and operate our facilities, require the relocation of our facilities, prevent or restrict the expansion of our facilities, or increase our costs to construct and operate our facilities, including the construction of sound mitigation devices.
In addition, we face the risk of accidental releases or spills associated with our operations, which could result in material costs and liabilities, including those relating to claims for damages to property, natural resources and persons, environmental remediation and restoration costs and governmental fines and penalties. Our failure to comply with or alleged non-compliance with environmental or safety-related laws and regulations could result in administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even injunctions that restrict or prohibit some or all of our operations. For more information regarding the environmental, safety and other regulatory matters that could affect our business, please read Item 1. Business - Rate and Other Regulation, Item 1. Business - Environmental Regulation, and Item 1. Business - Pipeline Safety, each as set forth in this Annual Report on Form 10-K.
Climate change legislation or regulations restricting emissions of GHGs or methane could result in increased operating costs, reduced demand for our services and adversely affect the cash flows available for distribution to our unitholders.
As a consequence to an EPA administrative conclusion that GHGs present an endangerment to public health and the environment, the EPA adopted regulations establishing PSD construction and Title V operating permit requirements for GHG emissions from certain large stationary sources that are potential major sources of certain principal, or criteria, pollutant emissions. In addition, the EPA and states are gathering information on existing facilities in various industries, which may be used to support potential future regulation of carbon emissions, and states may seek to adopt their own permitting programs under state laws that require permit reviews of large stationary sources emitting only GHGs. If we were to become subject to Title V and PSD permitting requirements due to non-GHG criteria pollutants, or if EPA or states implemented more stringent permitting requirements relating to GHG emissions without regard to non-GHG criteria pollutants, we may be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future. In addition, we may experience substantial delays or possible curtailment of construction or projects in connection with applying for, obtaining or maintaining preconstruction and operating permits, we may encounter limitations on the design capacities or size of facilities, and our construction and operating costs may materially increase.
Congress has from time to time considered legislation to reduce emissions of GHGs, but, in the absence of federal climate legislation in the United States in recent years, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. If Congress were to undertake comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for oil, natural gas, NGLs and products derived therefrom.
These requirements or enforcement thereof, or the adoption of any new legislation or regulations that requires additional reporting, monitoring or recordkeeping of GHGs, limits emissions of GHGs from our equipment and operations, or imposes a carbon tax, could adversely affect our operations and materially restrict or delay our ability to obtain air permits for new or modified facilities, could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we process or fractionate. EPA and some states have also proposed new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025, and the Commonwealth of Pennsylvania has also proposed similar regulations. We may experience delays in the construction and installation of new facilities due to more stringent permitting requirements, incur additional costs to reduce methane emissions associated with our operations or be required to aggregate the emissions from separate facilities for permitting purposes or to relocate one or more of our facilities due to more stringent emissions standards. To the extent that we incur additional costs or delays, our cash available for distribution may be adversely affected.
Our producer customers or suppliers may also experience similar issues, which may adversely impact their drilling schedules and production volumes and reduce the volumes delivered to us. For more information regarding greenhouse gas and methane emission and regulation, please read Item 1. Business-Environmental Matters-Climate Change.
Finally, for a variety of reasons, natural and/or anthropogenic, some members of the scientific community believe that climate changes could occur which could have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations, which in turn could adversely affect our cash available for distribution to our unitholders.
Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could delay or impede oil or gas production or result in reduced volumes available for us to gather, transport, store, process and fractionate.
We do not conduct hydraulic fracturing operations, but we do provide gathering, processing, transportation, storage and fractionation services with respect to natural gas, oil, NGLs and refined products produced by our customers as a result of such operations. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but several federal agencies have asserted regulatory authority over certain aspects of the process, including the EPA and BLM. In addition, Congress has from time to time considered legislation to provide for additional regulation of hydraulic fracturing. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas and oil wells in shale formations and increase our producers’ costs of compliance. This could significantly reduce the volumes delivered to us, which could adversely impact our earnings, profitability and cash flows.
We are subject to operating and litigation risks that may not be covered by insurance.
Our industry is subject to numerous operating hazards and risks incidental to gathering, processing, transporting, fractionating and storing natural gas and NGLs and to transporting and storing crude oil and refined products. These include:

•	damage to pipelines, plants, storage facilities, related equipment and surrounding properties caused by floods, hurricanes and other natural disasters and acts of terrorism;

•	inadvertent damage from vehicles and construction and farm equipment;

•	leakage of crude oil, natural gas, NGLs, refined products and other hydrocarbons into the environment, including groundwater;

•	fires and explosions; and

•
other hazards and conditions, including those associated with various hazardous pollutant emissions, high‑sulfur content, or sour gas, and proximity to businesses, homes, or other populated areas, that could also result in personal injury and loss of life, pollution and suspension of operations.

As a result, we may be a defendant in various legal proceedings and litigation arising from our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates or at all, and, even if we are able to obtain such insurance, we may not be able to recover amounts from the insurance carrier for events that we believe are covered. In addition, insurance carriers now require broad exclusions for losses due to war risk and terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our operations and cash available for distribution.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs, and the expansion of pipeline safety laws and regulations could require us to use more comprehensive and stringent safety controls and subject us to increased capital and operating costs.
The DOT through the PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for gas transmission and hazardous liquids pipelines located where a leak or rupture could do the most harm. The regulations require the following of operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, the maximum civil penalty for federal pipeline safety violations has increased from $100,000 to $200,000 per violation per day of violation and also from $1 million to $2 million for a related series of violations. Over the past several years, PHMSA has published new regulations, and issued notices for additional proposed regulations, to expand pipeline safety requirements.
In addition, PHMSA and other state regulators have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities to assess compliance with hazardous liquids pipeline safety requirements, which actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards to gas, NGL, crude oil and refined product lines, or the expansion of regulatory inspections by PHMSA and other state regulators described above, could require us to install new or modified safety controls, pursue added capital projects, make modifications or operational changes, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased capital and operational costs or operational delays that could be significant and have a material adverse effect on its financial position or results of operations and ability to make distributions to our unitholders.
Some states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. These regulations have raised operating costs for the industry, and compliance with such laws and regulations may cause us to incur potentially material capital expenditures associated with the construction, maintenance, and upgrading of equipment and facilities.
Interruptions in operations at any of our facilities or MPC’s refining operations may adversely affect our operations and cash flows available for distribution to our unitholders.
Our operations depend upon the infrastructure that we have developed, including processing and fractionation plants, storage facilities, gathering and transportation facilities, various other means of transportation and marketing services. Any significant interruption at these facilities or pipelines, MPC’s refining operations or in our ability to gather, transport, or store natural gas, NGLs, crude oil or other refined products to or from these facilities or pipelines for any reason, or to market or transport the natural gas, crude oil, NGLs or refined products, would adversely affect our operations and cash flows available for distribution to our unitholders. In some cases, these events may also adversely affect the pricing received for NGLs, and may reduce the volumes of oil, gas, NGLs and refined products that we receive.
Operations at our facilities MPC’s refining operations could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within our control, such as:

•
unscheduled turnarounds or catastrophic events, including damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, hurricanes, floods, fires, severe weather, explosions and other natural disasters;

•	restrictions imposed by governmental authorities or court proceedings;

•	labor difficulties that result in a work stoppage or slowdown;

•	a disruption in the supply of natural gas, NGLs, crude oil or refined products to our pipelines, processing and fractionation plants and associated facilities;

•	disruption in our supply of power, water and other resources necessary to operate our facilities;

•	damage to our facilities resulting from gas, crude oil, NGLs or refined products that do not comply with applicable specifications; and

•
inadequate fractionation, transportation or storage capacity or market access to support production volumes, including lack of availability of rail cars, trucks and pipeline capacity, or market constraints, including reduced demand or limited markets for certain NGL products.

Our NGL fractionation, storage and marketing operations in the Marcellus and Utica regions are integrated, and as a result, it is possible that an interruption of these operations may impact operations in the other regions, which may exacerbate the impacts of such interruption.
In addition, the construction and operation of certain of our facilities in our G&P segment may be impacted by surface or subsurface mining operations by one or more third parties, which could adversely impact our construction activities or cause subsidence or other damage to our facilities. In such event, our construction may be prevented or delayed, or the costs and time increased, or our operations at such facilities may be impaired or interrupted, and we may not be able to recover the costs incurred for delays or to relocate or repair our facilities, from such third parties.
Our operations depend on the use of information technology (“IT”) systems that could be the target of industrial espionage or cyber-attack.

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications for the gathering and processing of natural gas, the gathering, fractionation, transportation and marketing of NGLs, and the gathering, storage and transportation of crude oil and refined products. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our systems and networks, as well as those of our customers, vendors and counterparties, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information as well as disrupt our operations or damage our facilities or those of third parties, which could have a material adverse effect on our revenues and increase our operating and capital costs, which could reduce the amount of cash otherwise available for distribution. Additionally, as cyber incidents continue to evolve we may be required to incur additional costs to modify or enhance our systems or in order to try to prevent or remediate any such attacks. To protect against such attempts of unauthorized access or attack, we have implemented infrastructure protection technologies and disaster recovery plans. There can be no guarantee such plans, to extent they are in place, will be effective.
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

Risks Relating to the Business and Operations of MPC

MPC accounted for the substantial majority of our revenues in 2015 and will account for a large portion on a go forward basis. If MPC changes its business strategy, is unable to satisfy its obligations to us or significantly reduces the volumes transported through our pipelines or stored at our storage assets, our revenues would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

For the year ended December 31, 2015, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that were treated as third party revenues for accounting purposes, MPC accounted for approximately 72 percent of our revenues and other income. While we believe MPC will continue to account for a large portion of our revenues on a go forward basis, due to the MarkWest Merger, in 2016, we expect for MPC to account for significantly less of our revenues and other income. As we expect to continue to derive a portion of our revenues from MPC for the foreseeable future, any event that materially and adversely affects MPC’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business decisions and risks of MPC, the most significant of which include the following:

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

•
any decision by MPC to temporarily or permanently alter, curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our transportation and storage services agreements;

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

If MPC satisfies only its minimum obligations under, or if we are unable to renew or extend, the transportation and storage services agreements we have with MPC, or if MPC elects to use credits upon the expiration or termination of a transportation services agreement, our cash available for distribution will be materially and adversely affected.

MPC is not obligated to use our services with respect to volumes of crude oil or products in excess of the minimum volume commitments under the transportation services agreements with us. Our cash available for distribution will be materially and adversely affected to the extent that we do not transport volumes in excess of the minimum volume commitments under our transportation services agreements or if MPC’s obligations under our transportation and storage services agreements are suspended, reduced or terminated. In addition, the initial terms of MPC’s obligations under those agreements range from three to 10 years. If MPC fails to use our assets and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to unitholders may be materially and adversely affected.

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

MPC’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business and our ability to make distributions to our unitholders. Our ability to obtain credit in the future may also be adversely affected by MPC’s credit rating.

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2015, MPC had long-term indebtedness of approximately $12 billion. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.

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

MPC’s long-term credit ratings are currently investment grade. If these ratings are lowered in the future, the interest rate and fees MPC pays on its credit facilities may increase. Credit rating agencies will likely consider MPC’s debt ratings when assigning ours because of MPC’s ownership interest in us, the significant commercial relationships between MPC and us, and our reliance on MPC for a portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of MPC, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make distributions to our unitholders.
The recent lifting of the U.S. crude oil export ban could adversely affect crack spreads or crude oil price differentials and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since the 1970s, the U.S. has restricted the ability of producers to export domestic crude oil. In December 2015, U.S. lawmakers passed legislation to lift the crude oil export ban. The lifting of the crude oil export ban may cause the price of domestic crude oil to rise, potentially impacting crack spreads and price differentials between domestic and foreign crude oils. A deterioration of crack spreads or price differentials between domestic and foreign crude oils could reduce the volumes of crude oil and refined products that MPC delivers to us, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations, we believe that we are treated as a partnership rather than as a corporation for such purposes; however, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes. We have requested and received a favorable ruling from the IRS on the treatment of a portion of our “qualifying income.” The IRS may adopt positions that differ from the ones we take. A successful IRS contest of the federal income tax positions we take may adversely impact the market for our common units, and the costs of any IRS contest will reduce our cash available for distribution to unitholders.

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

Our unitholders will be required to pay taxes on their share of income even if they do not receive any distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no distributions from us. Our unitholders may not receive distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in their common units, the amount, if any, of such prior excess distributions with respect to their units will, in effect, become taxable income to the unitholder if the common units are sold at a price greater than the unitholder’s tax basis in those common units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in approximately fifteen (15) states. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded limited partnerships. For example, on May 6, 2015, the IRS and the U.S. Department of Treasury published proposed regulations that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. Although these proposed regulations do not appear as if they would affect our treatment as a partnership, we are unable to predict whether the final version of such regulations will have any such effect. In addition, in connection with the proposed budget for the 2017 fiscal year, President Obama has proposed, among other things, to remove the exception for fossil fuel publicly traded partnerships, to impose a $10.25 per barrel equivalent tax on petroleum products, and certain other changes that may increase the amount of taxes paid by unitholders in publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes or increase the amount of taxes payable by unitholders in publicly traded partnerships. In addition, as to possible additional legislation, we cannot predict whether any proposals will be introduced, reintroduced or ultimately enacted. Any such changes could affect us and negatively impact the value of an investment in our units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (or choose to do so) under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be reduced.

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

MPC owns our general partner and an approximate 18.2 limited partner interest (excluding the Class A units owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership, and including the Class B units on an as-converted basis) in us as of February 12, 2016. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, MPC.

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

•
MPC, as a significant customer, has an economic incentive to cause us to not seek higher tariff rates, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions;

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

•
our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner and the amount of adjusted operating surplus generated in any given period;

•	our general partner will determine which costs incurred by it are reimbursable by us and may cause us to pay it or its affiliates for any services rendered to us;

•	our general partner may cause us to borrow funds in order to permit the payment of distributions, even if the borrowing is to allow us to pay the general partner’s incentive distribution rights;

•
our partnership agreement permits us to classify up to $60.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights;

•	our partnership agreement does not restrict our general partner from entering into additional contractual arrangements with it or its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 85 percent of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our transportation and storage services agreements with MPC;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

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

Our general partner has certain incentive distribution rights that may reduce the amount of our cash available for distribution to our common unitholders.

Our general partner currently holds a general partner interest in us that entitles it to receive two percent of all distributions paid to our common, and potentially our Class A, unitholders and incentive distribution rights that entitle it to receive an increasing percentage (13 percent, 23 percent and 48 percent) of the cash that we distribute to our common, and potentially our Class A, unitholders from available cash after the minimum quarterly distribution and certain target distribution levels have been achieved. The maximum distribution right for our general partner to receive 48 percent of any distributions paid to our common, and potentially our Class A, unitholders does not include any distributions that our general partner or its affiliates may receive on common or general partner units that they own. As of December 31, 2015, our general partner was at the top tier of the incentive distribution rights scale. While MarkWest Hydrocarbon is a subsidiary of MPLX, the amounts payable to our general partner will be based on the distributions paid to our common unitholders. If at some point MarkWest Hydrocarbon is not a subsidiary of MPLX then the amounts payable to our general partner will be based on the distributions paid to both our common and Class A unitholders, which would increase the amount payable to our general partner. Because a higher percentage of our cash may be allocated to our general partner due to these incentive distribution rights, our cost of capital may increase over time, making investments, capital expenditures and acquisitions, and therefore, future growth, by us more costly.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly-owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2 / 3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 12, 2016, our general partner and its affiliates owned approximately 19.2 percent of the common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement or our employee services agreements, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement, we will be required to reimburse MPC for the provision of certain general and administrative services to us. Under the terms of our employee services agreements, we have agreed to reimburse MPC or its affiliates for the provision of certain operational and management services to us in support of our facilities. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash available for distribution to unitholders.

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

We may issue additional units without unitholder approval, which will dilute limited unitholder interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our partnership agreement nor our bank revolving credit facility prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

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

As of December 31, 2015, MPC held 56,932,134 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48 percent, in addition to distributions paid on its two percent general partner interest, each as of December 31, 2015) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and general partner units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of distributions that they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

LOGISTICS AND STORAGE

Crude Oil Pipeline Systems

The following table sets forth certain information regarding our crude oil pipeline systems as of December 31, 2015, each of which has an associated transportation services agreement with MPC (other than the inactive pipelines):

System name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC refineries
Patoka to Lima crude system
Patoka, IL to Lima, OH	20”/22”	304	249	Detroit, MI; Canton, OH
Catlettsburg and Robinson crude system
Patoka, IL to Robinson, IL	20”	78	225	Robinson, IL
Patoka, IL to Catlettsburg, KY	24”/20”	406	270	Catlettsburg, KY
Subtotal		484	495
Detroit crude system
Samaria, MI to Detroit, MI	16”	44	117	Detroit, MI
Romulus, MI to Detroit, MI(2)	16”	17	80	Detroit, MI
Subtotal		61	197
Wood River to Patoka crude system
Wood River, IL to Patoka, IL	22”	57	215	All Midwest refineries
Roxanna, IL to Patoka, IL(3)	12”	58	99	All Midwest refineries
Subtotal		115	314
Inactive pipelines		44	N/A
Total crude oil pipelines		1,008	1,255

(1)	Capacity shown is 100 percent of the capacity of these pipeline systems and based on physical barrels.

(2)	Includes approximately 16 miles of pipeline leased from a third party.

(3)	This pipeline is leased from a third party.
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

Product Pipeline Systems
The following table sets forth certain information regarding our product pipeline systems as of December 31, 2015, each of which has an associated transportation services agreement with MPC (other than our Louisville airport products system, which currently transports only third-party volumes, and the inactive pipelines):

System name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC refineries
Garyville products system
Garyville, LA to Zachary, LA	20”	70	389	Garyville, LA
Zachary, LA to connecting pipelines(2)	36”	2	—	Garyville, LA
Subtotal		72	389
Texas City products system
Texas City, TX to Pasadena, TX	16”	39	215	Texas City, TX; Galveston Bay, TX
Pasadena, TX to connecting pipelines(2)	36”/30”	3	—	Texas City, TX; Galveston Bay, TX
Subtotal		42	215
ORPL products system
Kenova, WV to Columbus, OH	14”	150	68	Catlettsburg, KY
Canton, OH to East Sparta, OH(3,4)	6”	17	73	Canton, OH
East Sparta, OH to Heath, OH(4)	8”	81	29	Canton, OH
East Sparta, OH to Midland, PA(4)	8”	62	32	Canton, OH
Heath, OH to Dayton, OH	6”	108	24	Catlettsburg, KY; Canton, OH
Heath, OH to Findlay, OH	10”/8”	100	18	Catlettsburg, KY; Canton, OH
Subtotal		518	244
Robinson products system
Robinson, IL to Lima, OH	10”	250	51	Robinson, IL
Robinson, IL to Louisville, KY	16”	129	92	Robinson, IL
Robinson, IL to Mt. Vernon, IN(5)	10”	79	77	Robinson, IL
Wood River, IL to Clermont, IN	10”	317	48	Robinson, IL
Dieterich, IL to Martinsville, IL	10”	40	59	Robinson, IL
Wabash Pipeline System:
West leg—Wood River, IL to Champaign, IL	12”	130	71	Robinson, IL
East leg—Robinson, IL to Champaign, IL	12”	86	99	Robinson, IL
Champaign, IL to Hammond, IN(6)	16”/12”	140	85	Robinson, IL
Subtotal		1,171	582
Louisville airport products system
Louisville, KY to Louisville International Airport	8”/6”	14	29	Robinson, IL
Inactive pipelines(7)		83	n/a
Total product pipelines		1,900	1,459

(1)	Capacity shown is 100 percent of the capacity of these pipeline systems.

(2)	Capacity not shown, as the pipeline is designed to meet outgoing capacity for connecting third-party pipelines.

(3)	Consists of two separate approximately 8.5-mile pipelines.

(4)	This pipeline is bi-directional.

(5)	This pipeline is leased from a third party.

(6)	Capacity not shown for 16 miles on this system due to complexities associated with bi-directional capability.

(7)	Includes 77 miles of pipeline leased from a third party.
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

Other L&S Assets

The following table sets forth certain information regarding our other midstream assets as of December 31, 2015, each of which currently has an associated transportation services agreement or storage services agreement with MPC:

Asset name	Capacity(1)	Associated MPC refineries
Wood River Barge Dock	78 mbpd	Garyville, LA
Neal Butane Cavern	1,000 mbbls	Catlettsburg, KY
Patoka Tank Farm	2,626 mbbls	All Midwest refineries
Wood River Tank Farm	419 mbbls	All Midwest refineries
Martinsville Tank Farm	738 mbbls	Detroit, MI; Canton, OH
Lebanon Tank Farm	750 mbbls	Detroit, MI; Canton, OH

(1)	All capacity shown is for 100 percent of the available storage capacity of our butane cavern and tank farms and 100 percent of the barge dock’s average capacity.

GATHERING AND PROCESSING

The following tables set forth certain information relating to our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines, natural gas pipeline and crude oil and refined product pipelines as of and for the year ended December 31, 2015. All throughputs and utilizations included are weighted-averages for days in operation.

Gas Processing Complexes

Plant	Location	Design Throughput Capacity (mmcf/d)	Natural Gas Throughput(1)(2) (mmcf/d)	Utilization of Design Capacity(1)
Marcellus Shale:
Keystone Complex	Butler County, PA	410	275	67%
Houston Complex	Washington County, PA	555	320	58%
Majorsville Complex	Marshall County, WV	1,070	938	88%
Mobley Complex	Wetzel County, WV	720	616	86%
Sherwood Complex	Doddridge County, WV	1,200	815	68%
Total Marcellus Shale		3,955	2,964	75%
Utica Shale:
Cadiz Complex	Harrison County, OH	525	475	90%
Seneca Complex	Noble County, OH	800	661	83%
Total Utica Shale		1,325	1,136	86%
Southern Appalachia:
Kenova Complex(3)	Wayne County, WV	160	111	69%
Boldman Complex(3)	Pike County, KY	70	40	57%
Cobb Complex	Kanawha County, WV	65	26	40%
Kermit Complex(3)(4)	Mingo County, WV	32	N/A	N/A
Langley Complex	Langley, KY	325	66	20%
Total Southern Appalachia(3)		620	243	39%
Southwest:
Carthage Complex	Panola County, TX	600	516	86%
Western Oklahoma Complex	Custer and Beckham Counties, OK	425	300	71%
Javelina Complex	Corpus Christi, TX	142	114	80%
Total Southwest(5)		1,167	930	80%
Total Gas Processing		7,067	5,273	75%

(1)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)	Natural gas throughput includes volumes from December 4, 2015 to December 31, 2015.

(3)	A portion of the gas processed at the Boldman plant, and all of the gas processed at the Kermit plant, is further processed at the Kenova plant to recover additional NGLs.

(4)
The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of our Kenova plant. We do not receive Kermit gas volume information but do receive all of the liquids produced at the Kermit Complex. As such, the design capacity has been excluded from the subtotal.

(5)	Centrahoma processing capacity of 300,000 mmcf/d is not included in this table as we own a non-operating interest.

Fractionation Facilities

Facility	Location	Design Throughput Capacity (mbpd)	NGL Throughput(1)(2) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale:
Keystone Complex(3)(4)	Butler County, PA	47	10	21%
Houston Complex(3)	Washington County, PA	60	62	103%
Total Marcellus Shale		107	72	67%
Hopedale Complex(3)(5)	Harrison County, OH	120	109	91%
Utica Shale:
Ohio Condensate Complex(6)	Harrison County, OH	23	17	74%
Total Utica Shale		23	17	74%
Southern Appalachia:
Siloam Complex(7)	South Shore, KY	24	12	50%
Total Southern Appalachia		24	12	50%
Southwest:
Javelina Complex	Corpus Christi, TX	11	9	82%
Total Southwest		11	9	82%
Total C3+ Fractionation and Condensate Stabilization		285	219	77%

(1)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)	NGL throughput includes volumes from December 4, 2015 to December 31, 2015.

(3)
Our Houston, Hopedale and Keystone Complexes have above ground NGL storage with a usable capacity of 26 million gallons, large-scale truck and rail loading. In addition, our Houston Complex has large-scale truck unloading. We also have access to up to an additional 50 million gallons of propane storage capacity that can be utilized by our assets in the Marcellus Shale, Utica Shale, and Appalachia region under an agreement with a third party that expires in 2018. Lastly, we have up to nine million gallons of butane storage and 11 million gallons of propane storage with third parties that can be utilized by our assets in the Marcellus Shale and Utica Shale.

(4)	Includes 33 mbpd of de-propanization only capacity.

(5)
Our Hopedale System is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. We account for MarkWest Utica EMG as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

(6)
The Ohio Condensate Complex has up to seven million gallons of condensate storage. The Ohio Condensate Complex is partially owned by MarkWest Utica EMG Condensate. We account for Ohio Condensate as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

(7)
Our Siloam Complex has both above ground, pressurized NGL storage facilities, with usable capacity of two million gallons, and underground storage facilities, with usable capacity of 10 million gallons. Product can be received by truck, pipeline or rail and can be transported from the facility by truck, rail or barge. This facility has large-scale truck and rail loading and unloading capabilities, and a river barge facility capable of loading barges up to 840,000 gallons.

De-ethanization Facilities

Facility	Location	Design Throughput Capacity (mbpd)	NGL Throughput(1)(2) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale:
Keystone Complex	Butler County, PA	20	10	50%
Houston Complex	Washington County, PA	40	21	53%
Majorsville Complex	Marshall County, WV	40	42	105%
Sherwood Complex	Doddridge County, WV	40	10	32%
Total Marcellus Shale		140	83	65%
Utica Shale:
Cadiz Complex	Harrison County, OH	40	6	15%
Total Utica Shale		40	6	15%
Southwest:
Javelina Complex	Corpus Christi, TX	18	15	83%
Total Southwest		18	15	83%
Total De-ethanization		198	104	54%

(1)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)	NGL throughput includes volumes from December 4, 2015 to December 31, 2015.

Natural Gas Gathering Systems

System	Location	Design Throughput Capacity (mmcf/d)	Natural Gas Throughput(1)(2) (mmcf/d)	Utilization of Design Capacity(1)
Marcellus Shale:
Keystone System	Butler County, PA	227	200	88%
Houston System	Washington County, PA	917	689	75%
Total Marcellus Shale		1,144	889	78%
Utica Shale:
Ohio Gathering System(3)	Harrison, Monroe, Belmont, Guernsey and Noble Counties, OH	1,291	743	61%
Jefferson Gas System(4)	Jefferson County, OH	250	2	2%
Total Utica Shale		1,541	745	57%
Southwest
East Texas System	Harrison and Panola Counties, TX	680	628	92%
Western Oklahoma System	Wheeler County, TX and Roger Mills, Ellis, Custer, Beckham and Washita Counties, OK	585	333	57%
Southeast Oklahoma System	Hughes, Pittsburg and Coal Counties, OK	1,265	432	34%
Eagle Ford System	Dimmit County, TX	45	36	80%
Other Systems(5)	Various	95	12	13%
Total Southwest		2,670	1,441	54%
Total Natural Gas Gathering		5,355	3,075	60%

(1)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)	Natural gas throughput includes volumes from December 4, 2015 to December 31, 2015.

(3)	The Ohio Gathering System is owned by Ohio Gathering. We account for Ohio Gathering as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

(4)
The Jefferson Gas System is owned by Jefferson Dry Gas, which is a joint venture between MarkWest Liberty Midstream and EMG MWE Dry Gas Holdings, LLC. We account for Jefferson Dry Gas as an equity method investment.

(5)	Excludes lateral pipelines where revenue is not based on throughput.

NGL Pipelines

Pipeline	Location	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity
Marcellus Shale:
Sherwood to Mobley propane and heavier liquids pipeline	Doddridge County, WV to Wetzel County, WV	45	31	69%
Mobley to Majorsville propane and heavier liquids pipeline	Wetzel County, WV to Marshall County, WV	80	22	28%
Majorsville to Houston propane and heavier liquids pipeline	Marshall County, WV to Washington County, PA	47	42	89%
Majorsville to Hopedale propane and heavier liquids pipeline	Marshall County, WV to Harrison County, OH	90	50	56%
Third party processing plant to Keystone ethane and heavier liquids pipeline	Butler County, PA	32	7	22%
Keystone to Mariner West ethane pipeline(2)	Butler County, PA to Beaver County, PA	35	10	29%
Houston to Ohio River ethane pipeline(3)	Washington County, PA to Beaver County, PA	57	15	26%
Majorsville to Houston ethane pipeline(2)	Marshall County, WV to Washington County, PA	60	50	83%
Sherwood to Mobley ethane pipeline	Doddridge County, WV to Wetzel County, WV	27	9	33%
Mobley to Fort Beeler ethane pipeline	Wetzel County, WV to Marshall County, WV	64	9	14%
Fort Beeler to Majorsville ethane pipeline	Marshall County, WV	45	9	20%
Utica Shale:
Seneca to Hopedale liquids pipeline	Noble County, OH to Harrison County, OH	172	26	15%
Appalachia:
Langley to Siloam liquids pipeline(4)	Langley, KY to South Shore, KY	17	9	53%
Southwest:
East Texas liquids pipeline	Panola County, TX	39	27	69%

(1)	NGL throughput includes volumes from December 4, 2015 to December 31, 2015.

(2)	This pipeline is FERC-regulated.

(3)	This is a section of the Mariner West pipeline, which is FERC-regulated and is leased to and operated by Sunoco.

(4)
NGLs transported through the Langley to Ranger and Ranger to Kenova pipelines are combined with NGLs recovered at the Kenova Complex. The design capacity and volume reported for the Langley to Siloam pipeline represent the combined NGL stream.

Crude Oil Pipeline

We also have a crude oil pipeline constructed in 1973 that runs from Manistee County, Michigan to Crawford County, Michigan. The design capacity throughput for this pipeline is 60 mbpd. For the year ended December 31, 2015, NGL throughput on this pipeline was 9 mbpd, which was approximately 15 percent utilization.

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instance these rights-of-way are revocable at the election of the grantor. In many instances, lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where determined necessary, permits, leases, license agreements and franchise ordinances from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, as applicable, and in some instances, these permits are revocable at the election of the grantor. We also have obtained easements and license agreements from railroad companies to cross over or under railroad properties or rights-of-way, many of which are also revocable at the election of the grantor. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Many of our compression, processing, fractionation and other facilities, including our Siloam, Houston and Hopedale fractionation plants, and certain of our pipelines and other facilities, are on land that we either own in fee or that is held under long-term leases, but for any such facilities that are on land that we lease, including our Majorsville, Sarsen, Keystone, Boldman, Kermit and Cobb processing facilities, we could be required to remove our facilities upon the termination or expiration of the leases. In addition, our L&S segment leases vehicles, building spaces, and pipeline equipment under long-term operating leases, most of which include renewal options. Our L&S segment also lease certain pipelines under a capital lease that has a fixed price purchase option in 2020.

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances that were transferred to us required the consent of the then-current landowner to transfer these rights, which in some instances was a governmental entity. We believe that we have obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for us to operate our business. We also believe we have satisfactory title or other right to all of our material land assets. Title to these properties is subject to encumbrances in some cases; however, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties, or will materially interfere with their use in the operation of our business. See Item 8. Financial Statements and Supplementary Data - Note 20, for additional information regarding our leases.

Under the omnibus agreement, MPC indemnifies us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business with respect to the assets contributed to us by MPC in connection with our Initial Offering. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our Predecessor (as defined below) or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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

In July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MarkWest GP Board”), MPLX, MPLX GP, MPC and Sapphire Holdco LLC, a wholly-owned subsidiary of MPLX, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX and (ii) MPC, MPLX, MPLX GP and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but for the Court to retain jurisdiction to adjudicate an application for a mootness fee by plaintiffs' counsel for an award of attorneys’ fees and reimbursement of expenses. We intend to vigorously defend against any application for a mootness fee and do not expect the resolution of such matter to have a material adverse effect.

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

Environmental Proceedings

On February 17, 2016, MarkWest Liberty Bluestone, L.L.C. (“MarkWest Liberty Bluestone”), received a Consent Agreement and Final Order (“CAFO”) from the EPA alleging violations of the Clean Air Act resulting from an EPA compliance inspection conducted in July 2012 at our Sarsen Facility, a gas processing facility located in Pennsylvania. The alleged violations include the failure to comply with monitoring, tagging, recordkeeping and repair requirements with respect to certain pumps and/or valves at the facility. The alleged violations also include the failure to comply with certain emissions reduction and permit application requirements. The CAFO sets forth a proposed civil penalty of $285,078.
On July 6, 2015, officials from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by the United States District Court for the Western District of Pennsylvania. At the conclusion of the search, the governmental officials presented MarkWest Liberty Midstream with a subpoena to provide documents related to the design, construction, operation, maintenance, modification, inspection, assessment, repair of, and/or emissions from MarkWest Liberty Midstream’s pipeline facilities located in Pennsylvania. MarkWest Liberty Midstream is providing information in response to the subpoena and related requests for information from the relevant agencies, and is in discussions with the relevant agencies regarding issues associated with the search and subpoena and its operations of, and any permit related obligations for, its pipeline facilities in the Southern Appalachia region. Immediately following the July 6, 2015 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities. MarkWest Liberty Midstream’s review to date has determined that MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and that other than potentially having to obtain minor source Clean Air Act permits at a relatively small number of individual sites, MarkWest Liberty has operated in substantial compliance with applicable laws and regulations. It is possible that, in connection with any potential civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated at this time.

On March 21, 2014, MarkWest Liberty Midstream received a Draft Consent Order from the West Virginia Department of Environmental Protection ("WVDEP") incorporating 16 separate inspections in 2013 of various operations and construction sites with claimed regulatory violations relating to erosion and sediment control measures, damage in 2013 to a portion of the Marcellus NGL pipeline in Wetzel County, West Virginia which resulted from landslides and associated issues, pipeline borings and other disparate matters. The Draft Consent Order aggregated those matters and proposed a total aggregate administrative penalty of $115,120 for all of the various alleged claims, as well as the development of an approved remediation plan and certain provisions for approval of pipeline boring plans and other construction related activities in West Virginia going forward. MarkWest Liberty Midstream and WVDEP entered into a final Consent Order resolving all alleged violations, which became effective on November 2, 2015. Pursuant to the final Consent Order, MarkWest Liberty Midstream paid a penalty of $76,450 and submitted a corrective action plan to the WVDEP, and will periodically provide the WVDEP with information relating to slips impacting or having the potential to impact waters of the State of West Virginia.

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

Item 4. Mine Safety Disclosures
Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common limited partner units are listed on the NYSE and traded under the symbol “MPLX.” As of February 12, 2016, there were 476 registered holders of 239,765,119 outstanding common units held by the public, including 230,904,841 common units held in street name. In addition, as of February 12, 2016, MPC and its affiliates owned 56,932,134 of our common units, and 6,800,681 of our general partner units which together constitutes a 20.4 percent ownership interest (excluding the Class A units owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership, and including the Class B units on an as-converted basis).

As part of the MarkWest Merger, we issued 1.09 MPLX common units for every one common unit of MarkWest. This resulted in 216,350,465 units issued. MarkWest had 7,981,756 Class B units outstanding, which converted into an equivalent number of MPLX Class B units on the date of the MarkWest Merger. These MPLX Class B units will convert into common units in two equal installments on July 1, 2016 and July 1, 2017, based on a conversion ratio of 1.09 common units for each Class B unit and $6.20 in cash for each Class B unit. MPC will fund this cash payment.

The following table reflects intraday high and low sales prices of and cash distributions declared on our common units by quarter over the last two fiscal years.

	Trading prices per common unit
Quarter ended	High	Low	Quarterly cash distribution per unit (1)	Distribution date	Record date
December 31, 2015	$45.63	$26.38	$0.5000	February 12, 2016	February 4, 2016
September 30, 2015	71.73	35.55	0.4700	November 13, 2015	November 3, 2015
June 30, 2015	80.00	70.23	0.4400	August 14, 2015	August 4, 2015
March 31, 2015	85.57	65.29	0.4100	May 15, 2015	May 5, 2015
December 31, 2014	73.76	46.08	0.3825	February 13, 2015	February 3, 2015
September 30, 2014	68.05	55.00	0.3575	November 14, 2014	November 4, 2014
June 30, 2014	66.49	48.14	0.3425	August 14, 2014	August 4, 2014
March 31, 2014	50.75	40.01	0.3275	May 15, 2014	May 5, 2014

(1)	Represents cash distributions attributable to the quarter and declared and paid in accordance with our partnership agreement.

We intend to pay a minimum quarterly distribution of $0.2625 per unit. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not have a legal obligation to distribute any particular amount per common unit.
Distributions of Available Cash
Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Class B unitholders do not receive cash distributions. Class A unitholders receive distributions of available cash (excluding the available cash attributable to MarkWest Hydrocarbon). However, because all Class A unitholders are wholly-owned subsidiaries, these intercompany distributions do not impact the amount of available cash that can be distributed to common unitholders.
Definition of available cash. Available cash is defined in our partnership agreement, which is an exhibit to this Annual Report on Form 10-K. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less the amount of cash reserves established by our general partner to:

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

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Liquidity Overview, for a discussion of the restrictions included in our bank revolving credit facility that may restrict our ability to make distributions.
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
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus in excess of $0.301875 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our general partner or its affiliates may receive on common, subordinated or general partner units that they own. While the Class A units are held by one of our wholly-owned subsidiaries, the calculation of the amount of available cash payable to our general partner pursuant to the incentive distribution rights will exclude the available cash payable on the Class A units.
Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash from operating surplus between the common unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its two percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its two percent general partner interest, that our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

			Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount		Unitholders(1)	General Partner
Minimum Quarterly Distribution	$0.2625		98.0%	2.0%
First Target Distribution	above $0.2625	up to $0.301875	98.0%	2.0%
Second Target Distribution	above $0.301875	up to $0.328125	85.0%	15.0%
Third Target Distribution	above $0.328125	up to $0.393750	75.0%	25.0%
Thereafter	above $0.393750		50.0%	50.0%

(1)
The unitholders’ percentage of distributions is paid to common unitholders, subordinated unitholders, if any, and Class A unitholders on a pro rata basis except that Class A units will not be entitled to participate in any distributions of available cash derived from or attributable to MPLX LP’s ownership interest of MarkWest Hydrocarbon or the disposition of such interest.

Subordinated Unit Conversion
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
Recent Sales of Unregistered Units
We issued approximately 29 million MPLX Class A units to MarkWest Hydrocarbon as part of the MarkWest Merger. MarkWest Hydrocarbon is our wholly-owned subsidiary and therefore the Class A units are eliminated in consolidation. We issued approximately eight million Class B units to M&R MWE Liberty, LLC, an affiliate of EMG, as part of the MarkWest Merger. MarkWest issued the MarkWest Class B units as part of their acquisition of the noncontrolling interest in MarkWest Liberty Midstream, which was effective December 31, 2011.
See Item 1. Business - Organizational Structure for further discussion of the Class A and Class B units.
In connection with the above issuances of units, our general partner elected to maintain its two percent interest and purchased general partner units. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Repurchase of Equity by MPLX LP
None

Item 6. Selected Financial Data
The following table shows selected historical consolidated financial data of MPLX LP and MPLX LP Predecessor (“Predecessor”), our predecessor for accounting purposes, as of the dates and for the years indicated. Our Predecessor consisted of a 100 percent interest in all of the assets and operations of MPL and ORPL that MPC contributed to us at the closing of the Initial Offering, as well as minority undivided joint interests in two crude oil pipeline systems (the “Joint Interest Assets”) that were not contributed to us. In connection with the closing of the Initial Offering, MPC transferred the Joint Interest Assets from our Predecessor to other MPC subsidiaries and then contributed to us a 51 percent indirect ownership interest in Pipe Line Holdings, which owns our Predecessor’s assets and operations (other than the Joint Interest Assets), and a 100 percent indirect ownership in our butane cavern. On May 1, 2013, we acquired a five percent interest in Pipe Line Holdings, resulting in a 56 percent indirect ownership interest at December 31, 2013. We then acquired a 13 percent interest in Pipe Line Holdings on March 1, 2014, and a 30.5 percent interest on December 1, 2014, resulting in a 99.5 percent indirect ownership interest at December 31, 2014. The remaining 0.5 percent interest was purchased on December 4, 2015. On this same date, a wholly-owned subsidiary of MPLX LP merged with MarkWest. See Item 8. Financial Statements and Supplementary Data - Note 4 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the MarkWest Merger. In addition, we recorded the contributions at historical cost, as they are considered transactions between entities under common control.
The selected historical consolidated financial data as of and for the year ended December 31, 2011 were derived from audited combined financial statements of our Predecessor.
The following table also presents the non-GAAP financial measures of Adjusted EBITDA and DCF, which we use in our business. For the definitions of Adjusted EBITDA and DCF and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Information and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

(In millions, except per unit data)	2015	2014	2013	2012	2011
Consolidated Statements of Income data:
Service revenue	$150	$69	$79	$74	$62
Service revenue to related parties	481	451	384	368	335
Product sales	36	—	—	—	—
Product sales to related parties	1	—	—	—	—
Other income	8	5	4	7	5
Other income - related parties	27	23	19	13	9
Total revenues and other income	703	548	486	462	411
Total costs and expenses	497	365	339	319	279
Income from operations	$206	$183	$147	$143	$132
Net income	$157	$178	$146	$144	$134
Net income attributable to MPLX LP	156	121	78	131	134
Net income attributable to MPLX LP subsequent to the Initial Offering	156	121	78	13
Limited partners’ interest in net income attributable to MPLX LP	99	115	76	13
Net income attributable to MPLX LP per limited partner unit (basic and diluted):
Common - basic	$1.23	$1.55	$1.05	$0.18
Common - diluted	1.22	1.55	1.05	0.18
Subordinated - basic and diluted	0.11	1.50	1.01	0.17
Cash distributions declared per limited partner common unit	$1.8200	$1.4100	$1.1675	$0.1769
Consolidated Balance Sheets data (at period end):
Property, plant and equipment, net	$9,683	$1,008	$967	$910	$867
Total assets	15,677	1,214	1,209	1,301	1,303
Long-term debt, including capital leases	5,255	644	10	10	11
Consolidated Statements of Cash Flows data:
Net cash provided by (used in):
Operating activities	$239	$247	$212	$191	$182
Investing activities	(1,498)	(75)	(114)	87	(219)
Financing activities	1,275	(199)	(261)	(61)	37
Additions to property, plant and equipment(1)	264	79	107	136	50
Other financial data(2):
Adjusted EBITDA attributable to MPLX LP(3)	486	166	111	18
DCF attributable to MPLX LP(3)	399	137	114	17

(1)	Represents cash capital expenditures as reflected on Consolidated Statements of Cash Flows for the periods indicated, which are included in cash used in investing activities.

(2)
For a discussion of the non-GAAP financial measures of Adjusted EBITDA and DCF and a reconciliation of Adjusted EBITDA and DCF to our most directly comparable measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Information and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

(3)
The 2012 Adjusted EBITDA attributable to MPLX LP is subsequent to the Initial Offering. The 2015 Adjusted EBITDA attributable to MPLX LP includes pre-merger EBITDA from MarkWest and the 2015 DCF attributable to MPLX LP includes undistributed DCF from MarkWest. See Item 7. Management’s Discussion and Analysis - Results of Operations for a reconciliation of non-GAAP measures.

Operating Data

	2015	2014	2013	2012	2011
L&S
Crude oil transported for (mbpd)(1):
MPC	864	838	853	830	811
Third parties	197	203	222	202	182
Total	1,061	1,041	1,075	1,032	993
% MPC	81%	80%	79%	80%	82%

Products transported for (mbpd)(2):
MPC(3)	887	852	862	909	971
Third parties	27	26	49	71	60
Total	914	878	911	980	1,031
% MPC	97%	97%	95%	93%	94%

Average tariff rates ($ per barrel):
Crude oil pipelines	0.66	0.64	0.60	0.57	0.40
Product pipelines	0.65	0.61	0.56	0.51	0.44
Total pipelines	0.65	0.63	0.58	0.54	0.42

G&P(4)
Gathering Throughput (mmcf/d)
Marcellus operations	889
Utica operations(5)(6)	745
Southwest operations(7)	1,441
Total gathering throughput	3,075

Natural Gas Processed (mmcf/d)
Marcellus operations	2,964
Utica operations(5)	1,136
Southwest operations	1,125
Southern Appalachian operations	243
Total natural gas processed	5,468

C2 + NGLs Fractionated (mbpd)
Marcellus operations(8)(9)	220
Utica operations(5)(9)	51
Southwest operations	24
Southern Appalachian operations(10)	12
Total C2 + NGLs fractionated(11)	307

Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$2.04
C2 + NGL Pricing/gallon(12)	$0.40

(1)
Represents the average aggregate daily number of barrels of crude oil transported on our pipeline systems and at our Wood River barge dock for MPC and for third parties. Volumes shown are 100 percent of the volumes transported on the pipeline systems and barge dock. Volumes shown for all periods exclude volumes transported on two undivided joint interest crude oil pipeline systems not contributed to MPLX LP at the Initial Offering.

(2)
Represents the average aggregate daily number of barrels of products transported on our pipeline systems for MPC and third parties. Volumes shown are 100 percent of the volumes transported on the pipeline systems.

(3)
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

(4)
G&P volumes represent the volumes after the close of the MarkWest Merger. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for full year pro-forma information.

(5)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(6)	The Jefferson Gas System came online in December 2015. The volumes reported for 2015 are the average daily rate for the days of operation.

(7)	Includes approximately 310 mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest Pioneer.

(8)	The Sherwood de-ethanization complex came online in December 2015. The volumes reported for 2015 are the average daily rate for the days of operation.

(9)
Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex.

(10)	Includes NGLs fractionated for the Marcellus and Utica operations.

(11)	Purity ethane makes up approximately 104 mbpd of total fractionated products.

(12)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

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
PARTNERSHIP OVERVIEW
We are a diversified, growth-oriented MLP formed by MPC to own, operate, develop and acquire midstream energy infrastructure assets. We are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs and the gathering, transportation and storage of crude oil and refined petroleum products.
SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS
Significant financial and other highlights for the year ended December 31, 2015 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•	On December 4, 2015, we completed the MarkWest Merger. MarkWest is now a wholly-owned subsidiary of MPLX LP. See Item 8. Financial Statements and Supplementary Data - Note 4 for more information.

•	Total segment operating income attributable to MPLX LP increased approximately $185 million, or 87 percent, in 2015 compared to 2014. The increase was comprised of the following:

•	An increase of approximately $84 million in our L&S segment is primarily due to the acquisition of the remaining interest in Pipe Line Holdings.

•	An increase of approximately $76 million in our G&P segment is due to the MarkWest Merger.

•
The offer to exchange MarkWest senior notes for MPLX senior notes and cash expired in December 2015. Approximately $4.0 billion aggregate principal amount of MarkWest senior notes were exchanged for MPLX senior notes. We incurred approximately $16 million of expenses related to this exchange.

•
On October 27, 2015, in connection with the MarkWest Merger, we amended our $1.0 billion bank revolving credit facility to, among other things, (i) extend the term of the bank revolving credit facility to a five-year term commencing on the date of the closing of the MarkWest Merger and (ii) increase the borrowing capacity of the bank revolving credit facility to up to $2.0 billion. The amendment became effective in connection with the MarkWest Merger.

•	In December 2015, we purchased the remaining 0.5 percent interest in Pipe Line Holdings from MPC for $12 million.

•
During the third quarter of 2015, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. Effective August 17, 2015, 36,951,515 subordinated units owned by MPC were converted into common units on a one-for-one basis and prospectively participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of cash distributions paid by the Partnership or total units outstanding.

•
On February 12, 2015, we completed an underwritten public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “Senior Notes”). The Senior Notes were offered at a price to the public of 99.64 percent of par. The net proceeds of this offering were used to repay the amounts outstanding under our bank revolving credit facility, as well as for general partnership purposes.

In connection with the MarkWest Merger, we recorded approximately $2.5 billion of goodwill. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if warranted due to events or changes in circumstances. See Critical Accounting Estimates - Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Investments for discussion of recent circumstances that may impact the assessment of goodwill impairment.

NON-GAAP FINANCIAL INFORMATION
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA and DCF.
We define Adjusted EBITDA as net income adjusted for (i) depreciation and amortization; (ii) provision for income taxes; (iii)non-cash equity-based compensation; (iv) net interest and other financial costs; (v) equity investment income; (vi) equity method distributions; and (vii) acquisition costs. We also use DCF, which we define as Adjusted EBITDA plus (i) the current period cash received/deferred revenue for committed volume deficiencies less (iii) net interest and other financial costs; (iv) unrealized gain on commodity hedges; (v) equity investment capital expenditures paid out; (vi) equity investment cash contributions; (vii) maintenance capital expenditures paid; (viii) volume deficiency credits recognized; and (ix) other non-cash items.
We believe that the presentation of Adjusted EBITDA and DCF provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities. Adjusted EBITDA and DCF should not be considered as alternatives to GAAP net income or net cash provided by operating activities. Adjusted EBITDA and DCF have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and DCF should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and DCF may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see Results of Operations.
Management evaluates contract performance on the basis of net operating margin (a non-GAAP financial measure), which is defined as segment revenue less purchased product costs less any derivative gain (loss). These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and, therefore, is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for, our financial results prepared in accordance with GAAP. Our use of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.
In evaluating our financial performance, management utilizes the segment performance measures, segment revenues and segment operating income, including total segment operating income. These financial measures are presented in Item 8. Financial Statements and Supplementary Data - Note 9 and are considered non-GAAP financial measures when presented outside of the Notes to the Consolidated Financial Statements. The use of these measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. See Item 8. Financial Statements and Supplementary Data - Note 9 for the reconciliations of these segment measures, including total segment operating income to their respective most directly comparable GAAP measure.
COMPARABILITY OF OUR FINANCIAL RESULTS
Our acquisitions have impacted comparability of our financial results (see Item 8. Financial Statements and Supplementary Data - Note 4).

RESULTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2015	2014	$ Change	2013	$ Change
Revenues and other income:
Service revenue	$150	$69	$81	$79	$(10)
Service revenue to related parties	481	451	30	384	67
Product sales	36	—	36	—	—
Product sales to related parties	1	—	1	—	—
Other income	8	5	3	4	1
Other income - related parties	27	23	4	19	4
Total revenues and other income	703	548	155	486	62
Costs and expenses:
Cost of revenues (excludes items below)	172	145	27	136	9
Purchased product costs	20	—	20	—	—
Purchases from related parties	102	98	4	95	3
Depreciation and amortization	89	50	39	49	1
General and administrative expenses	104	65	39	53	12
Other taxes	10	7	3	6	1
Total costs and expenses	497	365	132	339	26
Income from operations	206	183	23	147	36
Interest expense (net of amounts capitalized of $5 million, $1 million and $1 million, respectively)	35	4	31	—	4
Other financial costs	12	1	11	1	—
Income before income taxes	159	178	(19)	146	32
Provision for income taxes	2	—	2	—	—
Net income	157	178	(21)	146	32
Less: Net income attributable to noncontrolling interests	1	57	(56)	68	(11)
Net income attributable to MPLX LP	$156	$121	$35	$78	$43

Adjusted EBITDA attributable to MPLX LP(1)	$486	$166	$320	$111	$55
DCF attributable to MPLX LP(1)	399	137	262	114	23

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

The following tables present a reconciliation of Adjusted EBITDA and DCF to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures. Items from Adjusted EBITDA attributable to MPLX LP to DCF attributable to MPLX LP are shown net of noncontrolling interest.

(In millions)	2015	2014	2013
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net Income:
Net income	$157	$178	$146
Plus: Depreciation and amortization	89	50	49
Provision for income taxes	2	—	—
Non-cash equity-based compensation	4	2	1
Net interest and other financial costs	47	5	1
Income from equity investments	(3)	—	—
Distributions from unconsolidated subsidiaries	15	—	—
Acquisition costs	30	—	—
Adjusted EBITDA	341	235	197
Less: Adjusted EBITDA attributable to noncontrolling interests	1	69	86
MarkWest's pre-merger EBITDA (1)	146	—	—
Adjusted EBITDA attributable to MPLX LP	486	166	111
Plus: Current period cash received/deferred revenue for committed volume deficiencies	44	31	19
Less: Net interest and other financial costs	36	6	2
Unrealized gain on commodity hedges	4	—	—
Equity investment capital expenditures paid out	(14)	—	—
Investment in unconsolidated affiliates	14	—	—
Maintenance capital expenditures paid	30	20	12
Volume deficiency credits recognized	38	34	2
Other	7	—	—
DCF pre-MarkWest undistributed	415	137	114
MarkWest undistributed DCF(1)	(16)	—	—
DCF attributable to MPLX LP	$399	$137	$114

(1)	MarkWest pre-merger EBITDA and undistributed DCF relates to MarkWest's EBITDA and DCF from Oct. 1, 2015, through Dec. 3, 2015.

(In millions)	2015	2014	2013
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$239	$247	$212
Less: Changes in working capital items	(38)	19	22
All other, net	17	2	3
Plus: Non-cash equity-based compensation	4	2	1
Net loss on disposal of assets	(1)	—	—
Net interest and other financial costs	47	5	1
Asset retirement expenditures	1	2	8
Acquisition costs	30	—	—
Adjusted EBITDA	341	235	197
Less: Adjusted EBITDA attributable to MPC-retained interest	1	69	86
MarkWest's pre-merger EBITDA (1)	146	—	—
Adjusted EBITDA attributable to MPLX LP	486	166	111
Plus: Current period cash received/deferred revenue for committed volume deficiencies	44	31	19
Less: Net interest and other financial costs	36	6	2
Unrealized gain on commodity hedges	4	—	—
Equity investment capital expenditures paid out	(14)	—	—
Equity investment cash contributions	14	—	—
Maintenance capital expenditures paid	30	20	12
Volume deficiency credits recognized	38	34	2
Other	7	—	—
DCF pre-MarkWest undistributed	415	137	114
MarkWest undistributed DCF(1)	(16)	—	—
DCF attributable to MPLX LP	$399	$137	$114

(1)	MarkWest pre-merger EBITDA and undistributed DCF relates to MarkWest's EBITDA and DCF from Oct. 1, 2015, through Dec. 3, 2015.
The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

(In millions)	2015	2014	2013
Reconciliation of net operating margin to income from operations:
Segment revenue	$697	$520	$463
Purchased product costs	20	—	—
Less: Unrealized derivative gain related to purchased product costs	5	—	—
Less: Realized derivative gain related to revenues and purchased product costs	4	—	—
Net operating margin	668	520	463
Revenue adjustment from unconsolidated affiliates(1)	(28)	—	—
Realized derivative gain related to revenues and purchased product costs	4	—	—
Total unrealized derivative gain	4	—	—
Other income	8	5	4
Other income - related parties	27	23	19
Cost of revenues (excludes items below)	(172)	(145)	(136)
Purchases from related parties	(102)	(98)	(95)
Depreciation and amortization	(89)	(50)	(49)
General and administrative expenses	(104)	(65)	(53)
Other taxes	(10)	(7)	(6)
Income from operations	$206	$183	$147

(1)
These amounts relate to Partnership operated unconsolidated affiliates. The chief operating decision maker and management include these to evaluate the segment performance as we continue to operate and manage the operations. Therefore, the impact of the revenue is included for segment reporting purposes, but removed for GAAP purposes.

2015 Compared to 2014

Service revenue increased $81 million in 2015 compared to 2014. This variance was primarily due to an $83 million increase in the G&P segment from the MarkWest Merger and a $2 million increase resulting from higher average tariffs received on the volumes of crude oil and products shipped, partially offset by a $5 million decrease related to a 13 mbpd reduction in third-party crude oil and products volumes shipped.

Service revenue to related parties increased $30 million in 2015 compared to 2014. This increase was primarily related to a $32 million increase due to higher average tariffs received on the volumes of crude oil and products shipped and a $3 million increase in storage fees and other revenue related to the expansion of the Patoka Tank Farms, partially offset by a $7 million decrease in revenue related to volume deficiency credits recognized.

Product sales increased $36 million in 2015 compared to 2014. This variance was primarily due to the MarkWest Merger.

Other income and other income - related parties increased a total of $7 million in 2015 compared to 2014. The increase was primarily due to an increase in fees received for operating MPC’s private pipeline systems and an increase due to the MarkWest Merger.

Cost of revenues increased $27 million in 2015 compared to 2014. The increase was primarily due to the MarkWest Merger.

Purchased product costs increased $20 million in 2015 compared to 2014. This variance was primarily due to the MarkWest Merger.

Purchases from related parties increased $4 million in 2015 compared to 2014. The increase was primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC, partially offset by increased capitalization of employee costs associated with capital projects.

Depreciation and amortization expense increased $39 million in 2015 compared to 2014 primarily due to the MarkWest Merger.

General and administrative expenses increased $39 million in 2015 compared to 2014. The increase in 2015 was primarily related to $30 million in acquisition costs.

Other taxes increased $3 million in 2015 compared to 2014. The increase was primarily due to property taxes from the MarkWest Merger.

Interest expense and other financial costs increased $42 million in 2015 compared to 2014. The increase was due to borrowings on the bank revolving credit facility, term loan and senior notes in connection with the MarkWest Merger. The increase was also due to $6 million in transaction costs related to the exchange of MarkWest senior notes for MPLX senior notes.

During 2015 and 2014, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC was obligated to make $44 million and $41 million of deficiency payments in 2015 and 2014, respectively. We record deficiency payments as Deferred revenue - related parties on our Consolidated Balance Sheets. During 2015 and 2014, we recognized revenue of $38 million and $45 million, respectively, related to volume deficiency credits. At December 31, 2015 and 2014, the cumulative balance of Deferred revenue - related parties on our Consolidated Balance Sheets related to volume deficiencies was $36 million and $30 million, respectively. The following table presents the future expiration dates of the associated deferred revenue credits for 2015:

(In millions)
March 31, 2016	$7
June 30, 2016	5
September 30, 2016	9
December 31, 2016	10
March 31, 2017	2
June 30, 2017	1
September 30, 2017	1
December 31, 2017	1
Total	$36

We will recognize revenue for the deficiency payments in future periods at the earlier of when volumes are transported in excess of the minimum quarterly volume commitments and when it becomes impossible to physically transport volumes necessary to utilize the accumulated credits or upon expiration of the make-up period. However, deficiency payments are included in the determination of DCF in the period in which a deficiency occurs since the cash has been received.
2014 Compared to 2013

Service revenue decreased $10 million in 2014 compared to 2013. This variance was primarily due to a $14 million decrease related to a 47 mbpd reduction in third-party crude oil and products volumes shipped, offset by a $4 million increase resulting from higher average tariffs received on the volumes of crude oil and products shipped.

Service revenue to related parties increased $67 million in 2014 compared to 2013. This increase was primarily related to a $40 million increase in revenue related to volume deficiency credits and $25 million due to higher average tariffs received on the volumes of crude oil and products shipped.

Other income and other income - related parties increased a total of $5 million in 2014 compared to 2013. The net increase was primarily due to an increase in fees received for operating MPC’s private pipeline systems.

Cost of revenues increased $9 million in 2014 compared to 2013. The increase was primarily due to an increase in contract services used for maintenance activities.

Purchases from related parties increased $3 million in 2014 compared to 2013. The increase was primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC.

Depreciation and amortization expense increased $1 million in 2014 compared to 2013 due to the completion of various capital projects.

General and administrative expenses increased $12 million in 2014 compared to 2013. The increase in 2014 is primarily related to services provided under the omnibus and employee services agreements with MPC and increased consulting fees related to the acquisitions in 2014.

Other taxes increased $1 million in 2014 compared to 2013. The increase was primarily due to increased property taxes from investment activities in 2014.

Interest expense and other financial costs increased $4 million in 2014 compared to 2013. The increase was due to borrowings on the bank revolving credit facility and new term loan in 2014.

SEGMENT REPORTING
We classify our business in the following reportable segments: L&S and G&P. Segment operating income represents income from operations attributable to the reportable segments. We have investments in entities that we operate that are accounted for using equity method investment accounting standards. However, we view financial information as if those investments were consolidated. Corporate general and administrative expenses, unrealized derivative gains (losses) and depreciation are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments.
The tables below present information about segment operating income for the reported segments for the years ended December 31, 2015 and 2014. For information for the year ended December 31, 2013, see Results of Operations.

L&S Segment

(In millions)	2015	2014	$ Change	% Change
Revenues and other income:
Segment revenue	$547	$520	$27	5%
Segment other income	30	28	2	7%
Total segment revenues and other income	577	548	29	5%
Costs and expenses:
Segment cost of revenues	254	250	4	2%
Segment operating income before portion attributable to noncontrolling interest	323	298	25	8%
Segment portion attributable to noncontrolling interest	1	85	(84)	(99)%
Segment operating income attributable to MPLX LP	$322	$213	$109	51%

Segment revenue increased due to a $34 million increase in higher average tariffs received on the volumes of crude oil and products shipped, partially offset by a $7 million decrease in revenue related to volume deficiency credits recognized.

Segment other income increased due to an increase in storage fees and other revenue related to the expansion of the Patoka Tank Farms.

Segment cost of revenues increased primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC, partially offset by increased capitalization of employee costs associated with capital projects.

Segment portion attributable to noncontrolling interest decreased due to the acquisition of the remaining interest of Pipe Line Holdings, of which the 0.5 percent was purchased on December 4, 2015.

G&P Segment

(In millions)	2015	2014	$ Change	% Change
Revenues and other income:
Segment revenue	$150	$—	$150	—%
Segment other income	—	—	—	—%
Total segment revenues and other income	150	—	150	—%
Costs and expenses:
Segment cost of revenues	62	—	62	—%
Segment operating income before portion attributable to noncontrolling interest	88	—	88	—%
Segment portion attributable to noncontrolling interest	12	—	12	—%
Segment operating income attributable to MPLX LP	$76	$—	$76	—%

The G&P segment increased overall due to the MarkWest Merger.

The following tables provide reconciliations of segment operating income to our consolidated income from operations, segment revenue to our consolidated total revenues and other income, and segment portion attributable to noncontrolling interest to our consolidated net income attributable to noncontrolling interests for the years ended December 31, 2015 and 2014.

(In millions)	2015	2014
Reconciliation to Income from operations:
L&S segment operating income attributable to MPLX	$322	$213
G&P segment operating income attributable to MPLX	76	—
Segment operating income attributable to MPLX	398	213
Segment portion attributable to unconsolidated affiliates	(21)	—
Segment portion attributable to noncontrolling interest	13	85
Income from equity method investments	3	—
Other income - related parties	2	—
Unrealized derivative gains	4	—
Depreciation and amortization	(89)	(50)
General and administrative expenses	(104)	(65)
Income from operations	$206	$183

(In millions)	2015	2014
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$727	$548
Revenue adjustment from unconsolidated affiliates	(28)	—
Income from equity method investments	3	—
Other income - related parties	2	—
Unrealized derivative loss	(1)	—
Total revenues and other income	$703	$548

(in millions)	2015	2014
Reconciliation to Net income attributable to noncontrolling interests
Segment portion attributable to noncontrolling interest	$13	$85
Portion of noncontrolling interests related to items below segment income from operations	(7)	(28)
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	(5)	—
Net income attributable to noncontrolling interests	$1	$57

SUPPLEMENTAL MD&A - G&P PRO FORMA

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The tables below present financial information, as evaluated by management, for the reported segments for the years ended December 31, 2015 and 2014. This is a supplemental disclosure showing G&P segment results as if it were acquired as of January 1, 2014 and it incorporates pro forma adjustments necessary, including the removal of approximately $90 million of transaction costs, to reflect a January 1, 2014 acquisition date (see reconciliations below). The pro forma information was prepared in a manner consistent with Article 11 of Regulation S-X and FASB ASC Topic 805 (see Item 8. Financial Statements and Supplementary Data - Note 4). We believe this full year data will provide a more meaningful discussion of trends for the G&P segment as it helps convey the impact of commodity pricing and volume changes to the business. Future results may vary significantly from the results reflected below because of various factors. In addition, all Partnership operated, non-wholly owned subsidiaries are treated as if they are consolidated for segment reporting purposes (for more information on how management has determined our segments see Item 8. Financial Statements and Supplementary Data - Note 9).

(In millions)	2015	2014	$ Change	% Change
Revenues and other income:
Segment revenue	$2,151	$2,168	$(17)	(1)%
Total segment revenues and other income	2,151	2,168	(17)	(1)%
Costs and expenses:
Segment cost of revenues	903	1,197	(294)	(25)%
Segment operating income before portion attributable to noncontrolling interest	1,248	971	277	29%
Segment portion attributable to noncontrolling interest	156	36	120	333%
Segment operating income attributable to MPLX LP	$1,092	$935	$157	17%

Segment revenue decreased due to a 39 percent decrease in natural gas prices and a 50 percent decrease in NGL prices over the same period in 2014. There was a $151 million decrease in inventory sold compared to the same period in 2014 due to changes in contractual terms. This decrease was partially offset by an increase in volumes. Total gathering throughput, total natural gas processed and total C2+ NGLs fractionated volumes increased by 28 percent, 36 percent and 30 percent, respectively.

Segment cost of revenues decreased mainly due to a decrease of $152 million in inventory sold compared to the same period in 2014 due to changes in contractual terms and decreases in natural gas purchased prices and NGL prices. Segment cost of revenues as a percentage of segment revenue decreased 13 percent for the year ended December 31, 2015 compared to the same period in 2014. This decrease was primarily due to an increase in fee revenue as a percent of total revenue by 16%. The decreases were partially offset by increased expenses related to the expansion of Utica and Marcellus operations.

The change in the segment portion of operating income attributable to noncontrolling interests increased due to ongoing growth in our entities that are not wholly owned.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following tables provide reconciliations of G&P’s segment operating income attributable to MPLX LP to G&P income from operations, G&P segment revenues and other income to G&P total revenues and other income, and G&P segment portion attributable to noncontrolling interests for the years ended December 31, 2015 and 2014, respectively. The ensuing items listed below the Other income - related parties lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

(In millions)	2015	2014
Pro forma reconciliation to total revenues and other income:
Total G&P segment revenues and other income	2,151	2,168
Revenue adjustment from unconsolidated affiliates	(303)	(41)
Income (loss) from equity method investments	13	(12)
G&P Other income - related parties	(4)	19
Unrealized derivative (losses) gains related to revenue	(10)	25
Total pro forma G&P revenues and other income	$1,847	$2,159
Total pro forma L&S revenues and other income	577	548
Total pro forma revenues and other income	$2,424	$2,707

(In millions)	2015	2014
Pro Forma reconciliation to pro forma net income attributable to MPLX LP:
Segment operating income attributable to G&P	$1,092	$935
G&P Segment portion attributable to unconsolidated affiliates	(101)	(8)
G&P Segment portion attributable to noncontrolling interest	38	21
G&P Income (loss) from equity method investments	13	(12)
G&P Other income - related parties	(4)	19
Unrealized derivative (losses) gains	(10)	82
Impairment expense	(26)	(62)
G&P Depreciation	(500)	(481)
G&P General and administrative expenses	(125)	(130)
Pro forma G&P income from operations	$377	$364
Pro forma L&S income from operations	200	184
Pro forma income from operations	577	548
G&P Debt retirement expense	118	—
Net interest and other financial costs	259	189
Pro forma income before income taxes	200	359
Provision (benefit) for income taxes	(9)	45
Pro forma net income	209	314
Less: Net income attributable to noncontrolling interests	55	66
Pro forma net income attributable to MPLX LP	$154	$248

Pro Forma Operating Statistics	2015	2014	% Change
Gathering Throughput (mmcf/d)
Marcellus operations	858	668	28%
Utica operations(1)	673	289	133%
Southwest operations(2)	1,413	1,336	6%
Total gathering throughput	2,944	2,293	28%

Natural Gas Processed (mmcf/d)
Marcellus operations	2,861	2,064	39%
Utica operations(1)	883	416	112%
Southwest operations	1,077	991	9%
Southern Appalachian operations	267	280	(5)%
Total natural gas processed	5,088	3,751	36%

C2 + NGLs Fractionated (mbpd)
Marcellus operations(3)(4)	194	147	32%
Utica operations(1)(4)	40	19	111%
Southwest operations	18	21	(14)%
Southern Appalachian operations(5)	15	19	(21)%
Total C2 + NGLs fractionated(6)	267	206	30%

Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$2.63	$4.28	(39)%
C2 + NGL Pricing/gallon(7)	$0.46	$0.92	(50)%

(1)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(2)
Includes approximately 242 mmcf/d and 228 mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest Pioneer, for the years ended December 31, 2015 and December 31, 2014, respectively.

(3)	The Keystone ethane fractionation complex began operations in June 2014. The volumes reported for 2014 are the average daily rate for the days of operation.

(4)
Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex. Operations began in January 2014 and December 2014. The volumes reported for 2014 are the average daily rate for the days of operation.

(5)	Includes NGLs fractionated for the Marcellus and Utica operations.

(6)	Purity ethane makes up approximately 79 mbpd and 67 mbpd of total fractionated products for the years ended December 31, 2015 and December 31, 2014, respectively.

(7)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $43 million at December 31, 2015 compared to $27 million at December 31, 2014. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$239	$247	$212
Investing activities	(1,498)	(75)	(114)
Financing activities	1,275	(199)	(261)
Total	$16	$(27)	$(163)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities decreased $8 million in 2015 compared to 2014, primarily due to a $21 million decrease in net income and a $57 million unfavorable impact from changes in working capital as discussed below, partially offset by a $15 million increase in all other, net.

For 2015, changes in working capital were a net $38 million use of cash. Third-party receivables were a $29 million use of cash primarily due to higher third-party tariff revenue receivables. Net liabilities to related parties were an $8 million use of cash. Third-party accounts payables and liabilities were a $4 million source of cash due to the timing of project expenditures.

For 2014, changes in working capital were a net $19 million source of cash, primarily due to an increase in net liabilities to related parties and a decrease in third-party receivables. Net liabilities to related parties increased $15 million from 2013, primarily due to an increase in payables to related parties under the omnibus and employee services agreements and a decrease in receivables from related parties. Third-party receivables decreased $2 million primarily associated with lower tariff revenue receivables from lower product volumes shipped and timing of collections.

For 2013, changes in working capital were a net $22 million source of cash, primarily due to an increase in net liabilities to related parties and a decrease in third-party receivables. Net liabilities to related parties increased $19 million from 2012, primarily due to an increase in deferred revenue associated with deficiency payments, partially offset by an increase in receivables from related parties. Third-party receivables decreased $5 million primarily due to lower tariff revenue receivables from lower product volumes shipped.

Cash Flows Used in Investing Activities. Net cash used in investing activities increased $1.4 billion in 2015 compared to 2014, primarily due to $1.2 billion increase in acquisitions due to the MarkWest Merger and $185 million increase in additions to property, plant and equipment.

Net cash used in investing activities decreased $39 million in 2014 compared to 2013, primarily due to a $28 million decrease in additions to property, plant and equipment. Cash used for additions to property, plant and equipment were $79 million in 2014 and $107 million in 2013. The reduction was primarily associated with lower expansion capital expenditures in 2014.

Cash Flows from Financing Activities. Net cash provided by financing activities in 2015 was $1.3 billion compared to net cash used in 2014 of $199 million. The source of cash in 2015 was primarily due to $1.2 billion of contributions from MPC for the MarkWest Merger, $38 million in increased net long-term debt borrowings, $8 million in net proceeds from related party debt with MPC and $169 million in net proceeds from MPLX GP in exchange for a number of general partnership units that allowed it to maintain its general partnership interest, partially offset by $159 million in distributions to unitholders, general partner and noncontrolling interests. The use of cash in 2014 was primarily due to $910 million in distributions to MPC related to the acquisition of an interest in Pipe Line Holdings and $150 million in distributions to unitholders, general partner and noncontrolling interests, partially offset by $634 million in net long-term debt borrowings and $230 million in net proceeds from equity offerings.

Net cash used in financing activities decreased $62 million in 2014 compared to 2013, primarily due to $632 million in increased net long-term debt borrowings and $230 million in net proceeds from the equity offerings of common units representing limited partnership interests and contributions from MPLX GP LLC in exchange for a number of general partnership units that allowed it to maintain its two percent general partnership interest, partially offset by $810 million in increased distributions to MPC related to the acquisition of interests in Pipe Line Holdings.

Debt and Liquidity Overview

Our outstanding borrowings at December 31, 2015 and 2014 consisted of the following:

	December 31,
(In millions)	2015	2014
MPLX LP:
Bank revolving credit facility due 2020	$877	$385
Term loan facility due 2019	250	250
5.500% senior notes due 2023	710	—
4.500% senior notes due 2023	989	—
4.875% senior notes due 2024	1,149	—
4.000% senior notes due 2025	500	—
4.875% senior notes due 2025	1,189	—
Consolidated subsidiaries:
MarkWest - 5.500% senior notes due 2023	40	—
MarkWest - 4.500% senior notes due 2023	11	—
MarkWest - 4.875% senior notes due 2024	1	—
MarkWest - 4.875% senior notes due 2025	11	—
MPL - capital lease obligations due 2020	9	10
Total	5,736	645
Unamortized debt issuance costs(1)	(8)	—
Unamortized discount(2)	(472)	—
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$5,255	$644

(1)	We adopted the updated FASB debt issuance cost standard as of June 30, 2015. This has been applied retrospectively and there was no effect to the prior period presented.

(2)	2015 includes $465 million discount related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

As described in further detail below, the increase in debt as of year-end 2015 compared to year-end 2014 was primarily related to debt assumed in the MarkWest Merger during 2015.

On November 20, 2014, MPLX entered into a credit agreement with a syndicate of lenders (“MPLX Credit Agreement”) which provides for a five-year, $1 billion bank revolving credit facility and a $250 million term loan facility. In connection with the closing of the MarkWest Merger, we entered into an amendment to our MPLX Credit Agreement to, among other things, increase the aggregate amount of revolving credit capacity under the credit agreement by $1 billion for total aggregate commitments of $2 billion and to extend the maturity of the revolving credit facility to December 4, 2020. The term loan facility was not amended and matures on November 20, 2019. Also in connection with the closing of the MarkWest Merger, MarkWest’s bank revolving credit facility was terminated and the approximately $943 million outstanding under MarkWest’s bank revolving credit facility was repaid with $850 million of borrowings under MPLX’s bank revolving credit facility and $93 million of cash. We incurred approximately $2 million of costs related to the borrowing on the bank revolving credit facility.

The bank revolving credit facility includes letter of credit issuing capacity of up to $250 million and swingline capacity of up to $100 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $500 million, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended from time-to-time during its term to a date that is one year after the then-effective maturity subject to the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will be terminated on the then-effective maturity date. During 2015, we borrowed $992 million under the bank revolving credit facility, at an average interest rate of 1.617 percent, and repaid $500 million of these borrowings. At December 31, 2015, we had $877 million of borrowings and $8 million in letters of credit outstanding under this facility, resulting in total unused loan availability of $1.1 billion, or 55.8 percent of the borrowing capacity.

The term loan facility was drawn in full on November 20, 2014. The maturity date for the term loan facility may be extended for up to two additional one-year periods subject to the consent of the lenders holding a majority of the outstanding term loan borrowings, provided that the portion of the term loan borrowings held by any non-consenting lenders will continue to be due and payable on the then-effective maturity date. The borrowings under this facility during 2015 were at an average interest rate of 1.670 percent.

Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. We are charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain of the fees fluctuate based on the credit ratings in effect from time to time on our long-term debt.

The MPLX Credit Agreement includes certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of that type. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2015, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 4.6 to 1.0, as well as other covenants contained in the Credit Agreement.

As of December 31, 2015, we had five series of senior notes outstanding: $750 million in aggregate principal amount on the senior notes issued in August 2012 and due February 2023; $1.0 billion aggregate principal amount on senior notes issued in January 2013 and due July 2023; $1.2 billion aggregate principal amount on senior notes issued in November 2014 and due in December 2024; $500 million aggregate principal amount on senior notes issued in February 2015 and due February 2025; and $1.2 billion aggregate principal amount on senior notes issued in June 2015 and due in June 2025 (altogether the “Senior Notes Outstanding”). As of December 31, 2015, there were no minimum principal payments on the Senior Notes Outstanding due during the next five years. For further discussion of the Senior Notes Outstanding and other debt related information, see Item 8. Financial Statements and Supplementary Data - Note 16.

Our intention is to maintain an investment grade credit profile. As of December 31, 2015, we had the following credit rating grade levels.

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

Our liquidity totaled $1.7 billion at December 31, 2015 consisting of:

	December 31, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX - bank revolving credit facility(1)	$2,000	$(885)	$1,115
MPC Investment - loan agreement	500	$(8)	492
Total	$2,500	$(893)	1,607
Cash and cash equivalents			43
Total liquidity			$1,650

(1)	Outstanding borrowings includes $8 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit agreements, funding from MPC and opportunistically issuing additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, repayment of debt maturities and quarterly cash distributions. MPC manages some of our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time we may also consider other sources of liquidity, including formation of joint ventures or sales of non-strategic assets.

Equity Overview

The table below summarizes the changes in the number of units outstanding through December 31, 2015:

(In units)	Common	Class B	Subordinated	General Partner	Total
Balance at December 31, 2013	36,951,515	—	36,951,515	1,508,225	75,411,255
Unit-based compensation awards	15,479	—	—	316	15,795
Contribution of interest in Pipe Line Holdings	2,924,104	—	—	59,676	2,983,780
December 2014 equity offering	3,450,000	—	—	70,408	3,520,408
Balance at December 31, 2014	43,341,098	—	36,951,515	1,638,625	81,931,238
Unit-based compensation awards	18,932	—	—	386	19,318
Issuance of units for Pipe Line Holdings acquisition	—	—	—	—	—
Issuance of units under the ATM program	25,166	—	—	514	25,680
Subordinated unit conversion	36,951,515	—	(36,951,515)	—	—
MarkWest Merger	216,350,465	7,981,756		5,160,950	229,493,171
Balance at December 31, 2015	296,687,176	7,981,756	—	6,800,475	311,469,407

For more details on equity activity, see Item 8. Financial Statements and Supplementary Data - Note 8.

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $79.7 million per quarter, or $318.8 million per year, based on the number of common and general partner units. On January 25, 2016, we announced that the board of directors of our general partner had declared a distribution of $0.5000 per unit that was paid on February 12, 2016 to unitholders of record on February 4, 2016. This represents a 29 percent increase in 2015. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the year ended December 31, 2015, 2014 and 2013. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2015	2014	2013
Distribution declared:
Limited partner units - public	$151	$29	$23
Limited partner units - MPC	104	77	63
General partner units - MPC	6	2	2
Incentive distribution rights - MPC	54	4	—
Total distribution declared	$315	$112	$88

Cash distributions declared per limited partner common unit:
Quarter ended March 31	$0.4100	$0.3275	$0.2725
Quarter ended June 30	0.4400	0.3425	0.2850
Quarter ended September 30	0.4700	0.3575	0.2975
Quarter ended December 31	0.5000	0.3825	0.3125
Year ended December 31	$1.8200	$1.4100	$1.1675

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity to increase volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include the acquisition of equipment or the construction costs associated with new well connections, development or acquisition of additional pipeline or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for the Partnership.

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2015	2014	2013
Maintenance	$31	$28	$22
Growth	259	65	88
Total capital expenditures	290	93	110
Less: Increase in capital accruals	25	12	(5)
Asset retirement expenditures	1	2	8
Additions to property, plant and equipment	264	79	107
Capital expenditures of unconsolidated subsidiaries(1)	24	—	—
Total gross capital expenditures	288	79	107
Joint venture partner contributions(2)	(8)	—	—
Total gross capital expenditures, net	$280	$79	$107

(1)	Includes amounts related to unconsolidated, partnership operated subsidiaries.

(2)	This represents estimated joint venture partners share of growth capital.

Our board originally approved a 2016 growth capital plan of $1.7 billion. In light of current market conditions, we expect capital spending to be between $800 million and $1.2 billion. The G&P segment capital plan is primarily for investment in gathering, processing, and fractionation infrastructure in the Marcellus and Utica shale plays, as well as the STACK and SCOOP formations in the Cana-Woodford Shale in Oklahoma and the Permian Basin in New Mexico and Texas. The L&S segment capital plan is primarily related to the Cornerstone project and downstream Utica infrastructure development. The Cornerstone project is the building block for the other projects that will become a critical solution for the industry to move condensate and natural gas liquids out of the Utica region into refining centers in Northwest Ohio and connect the pipelines to

Canada. We continuously evaluate our capital plan and make changes as conditions warrant. On February 3, 2016, we announced that MPC has offered to contribute its inland marine business in exchange for securities, which would be in addition to the capital plan amounts above.

We have revised our timeline for completion of certain capital projects that are classified as construction in progress within Property, plant and equipment, net in the accompanying Consolidated Balance Sheets. The expected completion dates of these projects have been updated to more closely align with the timing by which we expect that they will be utilized by their respective producer customers as part of the just-in-time component of our capital program. We continue to believe all amounts capitalized will be recoverable as we expect these projects to be completed.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2015:

(In millions)	Total	2016	2017-2018	2019-2020	Later Years
Bank revolving credit facility(1)	$972	$19	$39	$914	$—
Term loan(1)	268	5	9	254	—
Long-term debt(1)	6,520	221	442	442	5,415
Capital lease obligations	11	1	3	7	—
Operating lease and long-term storage agreements(2)	303	49	89	65	100
Purchase obligations:
Contracts to acquire property, plant & equipment	144	142	2	—	—
Other contracts	42	34	6	—	2
Total purchase obligations(3)	186	176	8	—	2
Natural gas purchase obligations(4)	91	12	25	26	28
SMR liability(5)	247	17	34	34	162
Transportation and terminalling(6)	619	68	134	118	299
Other long-term liabilities reflected on the Consolidated Balance Sheets:
Other liabilities(7)	50	25	25	—	—
AROs(8)	17	—	—	—	17
Total contractual cash obligations	$9,284	$593	$808	$1,860	$6,023

(1)	Amounts represent outstanding borrowings at December 31, 2015 plus any commitment and administrative fees and interest.

(2)	Amounts relate primarily to a long-term propane storage agreement and our office and vehicle leases.

(3)
Represents purchase orders and contracts related to the purchase or build out of property, plant and equipment. Purchase obligations exclude current and long-term unrealized losses on derivative instruments included on the accompanying Consolidated Balance Sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts are generally settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity.

(4)
Natural gas purchase obligations consist primarily of a purchase agreement with a producer in our Southern Appalachia operations. The contract provides for the purchase of keep-whole volumes at a specific price and is a component of a broader regional arrangement. The contract price is designed to share a portion of the frac spread with the producer and as a result, the amounts reflected for the obligation exceed the cost of purchasing the keep-whole volumes at a market price. The contract is considered an embedded derivative (see Item 8. Financial Statements and Supplementary Data - Note 15 for the fair value of the frac spread sharing component). We use the estimated future frac spreads as of December 31, 2015 for calculating this obligation. The counterparty to the contract has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five-year terms after 2022, which is not included in the natural gas purchase obligations line item.

(5)	Represents amounts due under a product supply agreement (see Item 8. Financial Statements and Supplementary Data -Note 22 for further discussion of the product supply agreement).

(6)
Represents transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which will range from three to ten years. We expect to pass any minimum payment commitments through to producer customers. Minimum fees due under transportation agreements do not include potential fee increases as required by FERC.

(7)	Represents the payable for Class B units recorded in connection with the MarkWest Merger (see Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion).

(8)	Excludes estimated accretion expense of $20 million. The total amount to be paid is approximately $37 million.

In addition to the obligations included in the table above, we have an omnibus agreement and employee services agreements with MPC. The omnibus agreement with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us. The omnibus agreement remains in full force and effect so long as MPC controls our general partner. Under the omnibus agreement, we pay to MPC in equal monthly installments an annual amount of approximately $37 million in 2015 for the provision of services by MPC, such as information technology, engineering, legal, accounting, treasury, human resources and other administrative services. The annual amount includes a fixed annual fee of approximately $4 million for the provision of certain executive management services by certain officers of our general partner.

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

One of the employee services agreement with MPC addresses reimbursement to MPC for the provision of certain operational and management services to us in support of our pipelines, barge dock and tank farms. This employee services agreement has an initial term that extends through September 30, 2017. We pay MPC a monthly fee that reflects the total employee-based salary and wage costs (including accruals) incurred in providing these services during such month, including a monthly allocated portion of estimated employee benefit costs, bonus accrual, MPC stock-based compensation expense and employer payroll taxes, plus an additional $125,000. On December 28, 2015, MPLX LP entered into an employee services agreement with MW Logistics Services LLC (“MWLS”). Pursuant to the terms of the agreement, MWLS provides operational and management services to MPLX in support of the assets owned or operated by MarkWest, as well as certain other services to support the MPLX business. Under the terms of the agreement, MPLX pays MWLS a monthly fee to reflect the total employee-based salary, wage and benefits costs and other expenses incurred by MWLS in providing the services during such month. The agreement is effective until December 28, 2020 and automatically renews for two additional renewal terms for up to five years each unless terminated earlier under the provisions of the agreement. We incurred $97 million of expenses under the employee services agreements for 2015.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing activities. As of December 31, 2015, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Forward-looking Statements

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for natural gas, NGLs, crude oil and refined products, actions of competitors, delays in obtaining necessary third-party approvals and governmental permits, changes in labor, material and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project overruns, disruptions or interruptions of our operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

Effects of Inflation

Inflation did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 or 2013. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire, build or replace property, plant and equipment. It may also increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along all or a portion of increased costs to our customers in the form of higher fees.

TRANSACTIONS WITH RELATED PARTIES

MPC owns our general partner and an approximate 18.2 percent limited partner interest (excluding the Class A units owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership, and including the Class B units on an as-converted basis) in us as of February 12, 2016 and all of our incentive distribution rights.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 72 percent, 86 percent and 83 percent of our total revenues and other income for 2015, 2014 and 2013. We provide to MPC crude oil and product pipeline transportation services based on regulated tariff rates and storage services based on contracted rates.

Of our total costs and expenses, MPC accounted for 31 percent for 2015 and 42 percent for 2014 and 2013. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

We believe that transactions with related parties, other than certain transactions with MPC for periods prior to the Initial Offering, related to the provision of administrative services, have generally been conducted under terms comparable to those with unrelated parties. For further discussion of activity with related parties and MPC see Item 1. Business – Our Transportation and Storage Services Agreements with MPC, – Operating and Management Services Agreements with MPC and Third Parties, – Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data – Note 6.

ENVIRONMENTAL MATTERS AND COMPLIANCE COSTS

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of hazardous, petroleum or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various facilities. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. MPC will indemnify us for certain of these costs under the omnibus agreement.

If these expenditures, as with all costs, are not ultimately reflected in the fees and tariff rates we receive for our services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities. Our environmental expenditures for each of the past three years were:

(In millions)	2015	2014	2013
Capital	$2	$2	$1
Percent of total capital expenditures	1%	3%	—%
Compliance:
Operating and maintenance	$22	$22	$41
Remediation(1)	2	2	5
Total	$24	$24	$46

(1)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash accruals for environmental remediation.

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

Our environmental capital expenditures are expected to approximate $1 million in 2016. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

The policies and estimates discussed below are considered by management to be critical to an understanding of our financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Item 8 Financial Statements and Supplementary Data - Note 2 for additional information on these policies and estimates, as well as a discussion of additional accounting policies and estimates.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Acquisitions
In accounting for business combinations, acquired assets and liabilities, noncontrolling interests, if any, and contingent consideration are recorded based on estimated fair values as of the date of acquisition. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three approaches for measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence. Valuation techniques that maximize the use of observable inputs are favored.

The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, and noncontrolling interests, if any, is recorded as goodwill or a bargain purchase gain, respectively. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment, intangible assets, equity method investments, contingent consideration, other assets and liabilities and noncontrolling interests. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of up to one year as we finalize valuations for the assets acquired, liabilities assumed, and noncontrolling interest, if any.

The fair value of assets, liabilities, including contingent consideration, and noncontrolling interests as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project related future cash inflows and outflows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and useful life and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. Additionally, for customer contract intangibles we must estimate the expected life of the relationship with our customers on a reporting unit basis. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value.

If estimates or assumptions used to complete the purchase price allocation and estimate the fair value of acquired assets, liabilities and noncontrolling interests significantly differed from assumptions made, the allocation of purchase price between goodwill, intangibles, noncontrolling interests, equity method investments and property plant and equipment could significantly differ. Such a difference would impact future earnings through depreciation and amortization expense. In addition, if forecasts supporting the valuation of the intangibles or goodwill are not achieved, impairments could arise. Further, if customer relationships terminate prior to the expected useful life, we will be required to record a charge to operations to write-off any remaining unamortized balance of the intangible asset assigned to that customer.

See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information on the MarkWest Merger. That acquisition was completed effective December 4, 2015. Therefore, it is possible that adjustments will be made to the purchase price allocation during the year-ending December 31, 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
Management evaluates our long-lived assets, including intangibles, for impairment when certain events have taken place that indicate that the carrying value may not be recoverable from the expected undiscounted future cash flows. Qualitative and quantitative information is reviewed in order to determine if a triggering event has occurred or if an impairment indicator exists. If we determine that a triggering event has occurred we would complete a full impairment analysis. If we determine that the carrying value of a reporting unit is not recoverable, a loss is recorded for the difference between the fair value and the carrying value. We evaluate our property, plant and equipment and intangibles on at least a segment level and at lower levels where cash flows for specific assets can be identified, which generally is the plant level for our G&P segment, the pipeline system level for our L&S segment, and the customer relationship for our customer contract intangibles.

Management considers the volume of reserves dedicated to be processed by the asset and future NGL product and natural gas prices to estimate cash flows for each asset group. Management considers the expected net operating margin to be earned by customers for each customer contract intangible. Management uses discount rates commensurate with the risks involved for each asset considered. The amount of additional reserves developed by future drilling activity and expected net operating margin earned by customer depends, in part, on expected commodity prices. Projections of reserves, drilling activity, ability to renew contracts of significant customers, and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Management considered the sustained reduction of commodity prices in forecasted cash flows.

As of December 31, 2015, there were no indicators of impairment for any of our long-lived assets, primarily as a result of the G&P segment’s assets and customer contract intangible assets being recorded at fair value as of December 4, 2015.

A significant variance in any of the assumptions or factors used to estimate future cash flows would have resulted in a different allocation of the purchase price, resulting in an increased/(decreased) carrying value of goodwill recorded as of December 4, 2015. This would have changed depreciation/amortization expense on a prospective basis as long-lived assets are depreciated/amortized and goodwill is not amortized.

See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information on the MarkWest Merger.

Impairment of Goodwill
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The first step of the evaluation is a qualitative analysis to determine if it is “more likely than not” that the carrying value of a reporting unit with goodwill exceeds its fair value. The additional quantitative steps in the goodwill impairment test may be performed if we determine that it is more likely than not that the carrying value is greater than the fair value.

Management performed a quantitative analysis and determined the fair value of our reporting units using the income and market approaches for our 2015 impairment analysis. These types of analyses require us to make assumptions and estimates regarding industry and economic factors such as relevant commodity prices, contract renewals, and production volumes. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Management also performed a quantitative analysis on the goodwill reported in the L&S segment.

For the current year qualitative analysis, we analyzed whether there were any changes in the assumptions used to perform our December 4, 2015 purchase price allocation in light of current economic conditions to determine if it was more likely than not that impairment exists in the G&P segment. Management also performed a qualitative analysis on the goodwill reported in the L&S segment.

Management is also required to make certain assumptions when identifying the reporting units and determining the amount of goodwill allocated to each reporting unit. The method of allocating goodwill resulting from the acquisitions involved estimating the fair value of the reporting units and allocating the purchase price for each acquisition to each reporting unit. Goodwill is then calculated for each reporting unit as the excess of the allocated purchase price over the estimated fair value of the net assets.

As of December 31, 2015, there were no indicators of impairment for our goodwill, primarily as a result of the goodwill allocated to reporting units in the G&P segment being recorded at their fair values in connection with the December 4, 2015 MarkWest Merger.

The carrying values of the G&P segment reporting units equaled their fair values as of the date of the merger. Any decrease in the fair value of these reporting units going forward could result in an impairment charge to the approximate $2.5 billion of goodwill recorded in connection with the MarkWest Merger.

In February of 2016, our units were trading at a price per unit significantly lower that the price per unit used to calculate the merger consideration and the resulting goodwill that was assigned to certain reporting units in our G&P segment.

The significant assumptions that were used to develop the estimates of the fair values recorded in acquisition accounting and the resulting goodwill assigned to the reporting units included discount rates, growth rates and customer attrition rates. If we experience negative events related to these assumptions or if the market price of our units continues to trade at a low level in 2016, we may need to assess whether this is a change in circumstances that indicates it is more likely than not that the fair value of the reporting units to which the goodwill was assigned in connection with the merger is less than the carrying value and, if so, evaluate goodwill for impairment.

See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information on the MarkWest Merger.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Equity Investments
We evaluate our equity method investments in Centrahoma, Jefferson Dry Gas, MarkWest Utica EMG and MarkWest Pioneer, for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of an other-than-temporary loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment should be recorded.

Our impairment assessment requires us to apply judgment in estimating future cash flows received from or attributable to our equity method investments. The primary estimates may include the expected volumes, the terms of related customer agreements and future commodity prices.

Our investments in Centrahoma, Jefferson Dry Gas, MarkWest Utica EMG and MarkWest Pioneer were recorded at fair value based on the MarkWest Merger on December 4, 2015. If expected cash flows used to determine the fair value as of December 4, 2015 are not realized our equity method investments may be subject to future impairment charges.

See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information on the MarkWest Merger.

Accounting for Risk Management Activities and Derivative Financial Instruments
Our derivative financial instruments are recorded at fair value in the accompanying Consolidated Balance Sheets. Changes in fair value and settlements are reflected in our earnings in the accompanying Consolidated Statements of Income as gains and losses related to revenue, purchased product costs, and cost of revenues.

When available, quoted market prices or prices obtained through external sources are used to determine a financial instrument’s fair value. The valuation of Level 2 financial instruments is based on quoted market prices for similar assets and liabilities in active markets and other inputs that are observable. However, for other financial instruments for which quoted market prices are not available, the fair value is based on inputs that are largely unobservable such as option volatilities and NGL prices that are interpolated and extrapolated due to inactive markets. These instruments are classified as Level 3 under the fair value hierarchy. All fair value measurements are appropriately adjusted for non-performance risk.

If the assumptions used in the pricing models for our Level 2 and 3 financial instruments are inaccurate or if we had used an alternative valuation methodology, the estimated fair value may have been different and we may be exposed to unrealized losses or gains that could be material. A 10% difference in our estimated fair value of Level 2 and 3 derivatives at December 31, 2015 would have affected income before income taxes by approximately $3 million for the year ended December 31, 2015.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Accounting for Significant Embedded Derivative Instruments
Identifying and embedded derivatives is complex and requires significant judgment. We have a gas purchase agreement with a producer customer in which we are required to purchase natural gas based on a complex formula designed to share some of the frac spread with the producer customer, through December 31, 2022. Additionally, we have a keep-whole gas processing agreement with the same producer customer. For accounting purposes, these two contracts have been aggregated into a single contract, and are evaluated together. The agreements have primary terms that expire on December 31, 2022 and contain two successive term-extending options under which the producer customer can extend the purchase and processing agreements an additional five years each. Neither contract may be extended without an election to extend the other contract.

The feature of the gas purchase contract to purchase gas based on a complex formula designed to share some of the frac spread with the producer customer and the option to extend both contracts have been identified as a single embedded derivative (“Natural Gas Embedded Derivative”) that requires a complex valuation based on significant judgment. The option to extend the contracts is part of the embedded feature and thus is required to be considered in the valuation of the embedded derivative. We are required to make a significant judgment about the probability that the option would be exercised when determining the value of the embedded derivative.

We carry the Natural Gas Embedded Derivative at fair value with changes in fair value recognized in income each period. The valuation requires significant judgment when forming the assumptions used. Third-party forward curves for certain commodity prices utilized in the valuation do not extend through the term of the arrangement. Thus, pricing is required to be extrapolated for those periods. We utilize multiple cash flow techniques to extrapolate NGL pricing. Due to the illiquidity of future markets, we do not believe one method is more indicative of fair value than the other methods. The fair value is also appropriately adjusted for non-performance risk each period.

We evaluated various factors in order to determine the probability that the term-extending options would be exercised by the producer customer such as estimates of future gas reserves in the region, the competitive environment in which the producer customer operates, the commodity price environment and the producer customer’s business strategy. As of December 31, 2015, we have estimated the probability that the producer customer will exercise its option to extend the agreements for the first renewal period is 50%, and for the second renewal period is 75% based on the inherent uncertainty of the variables that would impact its decision.

The Natural Gas Embedded Derivative is an instrument that is not exchange-traded. The valuation of the instrument is complex and requires significant judgment. The inputs used in the valuation model require specialized knowledge, as NGL price curves do not exist for the entire term of the arrangement.

The valuation is sensitive to NGL and natural gas future price curves. Holding the natural gas curves constant, a 10% increase (decrease) in NGL price curves causes a 46% increase (decrease) in the liability as of December 31, 2015. Holding the NGL curves constant, a 10% increase (decrease) in the natural gas curves causes a 56% (decrease) increase in the liability as of December 31, 2015. The determination of the fair value of the option to extend is based on our judgment about the probability of the producer customer exercising the extension. If it were determined that the probability of exercise was 25% for the first renewal period and 50% for the second renewal period as of December 31, 2015, the liability would be reduced by 18%. If it were determined that the probability of exercise was 75% for the first renewal period and 100% for the second renewal period as of December 31, the liability would be increased by 21%.

See Item 8. Financial Statements and Supplementary Data - Note 15 for more information related to the Natural Gas Embedded Derivative.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Variable Interest Entities
We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE.

Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets.

When we conclude that we hold an interest in a VIE we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE.

We consolidate any VIE when we determine that we are the primary beneficiary. We must disclose the nature of any interests in a VIE that is not consolidated.

Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating our interest in a VIE.

We use primarily a qualitative analysis to determine if an entity is a VIE. We evaluate the entity’s need for continuing financial support; the equity holder’s lack of a controlling financial interest; and/or if an equity holder’s voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns.

We evaluate our interests in a VIE to determine whether we are the primary beneficiary. We use a primarily qualitative analysis to determine if we are deemed to have a controlling financial interest in the VIE, either on a standalone basis or as part of a related party group.

We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary to determine if the changes require us to revise our previous conclusions.

MarkWest Utica EMG and Ohio Condensate are VIEs; however, we are not considered to be the primary beneficiary. As a result, they are accounted for under the equity method. Changes in the design or nature of the activities of either of these entities, or our involvement with an entity, may require us to reconsider our conclusions on the entity’s status as a VIE and/or our status as the primary beneficiary. Such reconsideration requires significant judgment and understanding of the organization. This could result in the deconsolidation or consolidation of the affected subsidiary, which would have a significant impact on our financial statements. Ohio Gathering is a subsidiary of MarkWest Utica EMG and is a VIE. If we were to consolidate MarkWest Utica EMG, Ohio Gathering would need to be assessed for consolidation or deconsolidation.

We account for our ownership interest in Centrahoma and MarkWest Pioneer under the equity method and have determined that these entities are not VIEs. However, changes in the design or nature of the activities of either entities may require us to reconsider our conclusions. Such reconsideration would require the identification of the variable interests in the entity and a determination on which party is the entity’s primary beneficiary. If an equity investment were considered a VIE and we were determined to be the primary beneficiary, the change could cause us to consolidate the entity. The consolidation of an entity that is currently accounted for under the equity method could have a significant impact on our financial statements.

See Item 8. Financial Statements and Supplementary Data - Note 5 for more information on our other investments.

Income Taxes
Under the asset and liability method of income tax accounting, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to expiration.

We have deferred tax assets related to NOL carryforwards. Management’s assessment of our ability to utilize the NOL carryforwards depends upon our estimates of future taxable income. There are many risks and other factors that could cause our actual future taxable income to be significantly different than our estimates. These factors include but are not limited to, changes in production volumes of natural gas by our producer customers, our ability to retain customers, changes in laws or regulations impacting our operations, changes in commodity prices, etc.

As of December 31, 2015, we had tax-effected NOL carryforwards for federal and state income tax purposes of approximately $58 million and $4 million, respectively. We believe that we will be able to fully utilize these NOL carryforwards and therefore have not recorded a valuation allowance. If for any reason our future taxable income is less than we have estimated, we may not realize the full benefit of these NOL carryforwards.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Contingent Liabilities
We accrue contingent liabilities for legal actions, claims, litigation, environmental remediation, tax deficiencies related to operating taxes and third-party indemnities for specified tax matters when such contingencies are both probable and can be reasonably estimated.

We regularly assess these estimates in consultation with legal counsel to consider resolved and new matters, material developments in court proceedings or settlement discussions, new information obtained as a result of ongoing discovery and past experience in defending and settling similar matters. Actual costs can differ from estimates for many reasons. For instance, settlement costs for claims and litigation can vary from estimates based on differing interpretations of laws, opinions on degree of responsibility and assessments of the amount of damages. Similarly, liabilities for environmental remediation may vary from estimates because of changes in laws, regulations and their interpretation, additional information on the extent and nature of site contamination and improvements in technology.

An estimate of the sensitivity to net income if other assumptions had been used in recording these liabilities is not practical because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, in terms of both the probability of loss and the estimates of such loss.

For additional information on contingent liabilities, see Item 8. Financial Statements and Supplementary Data - Note 22.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB that we adopt as of the specified effective date. If not discussed in Item 8. Financial Statements and Supplementary Data, Note 3, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price changes and, to a lesser extent, interest rate changes and non-performance by our customers and counterparties.

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond the Partnership’s control. Our profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at our own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability. To protect us financially against adverse price movements and to maintain more stable and predictable cash flows so that we can meet our cash distribution objectives, debt service and capital plans, we execute a strategy governed by our risk management policy. We have a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts our strategy as conditions warrant. We enter into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps and options traded on the OTC market and fixed price forward contracts. The risk management policy does not allow us to take speculative positions with our derivative contracts.
To mitigate our cash flow exposure to fluctuations in the price of NGLs, we have entered into derivative financial instruments relating to the future price of NGLs and crude oil. We currently manage the majority of our NGL price risk using direct product NGL derivative contracts. We enter into NGL derivative contracts when adequate market liquidity exists and future prices are satisfactory. A small portion of our NGL price exposure is managed by using crude oil contracts. Based on our current volume forecasts, we expect the majority of our derivative positions used to manage our future commodity price exposure will be direct product NGL derivative contracts.

To mitigate our cash flow exposure to fluctuations in the price of natural gas, we primarily utilize derivative financial instruments relating to the future price of natural gas and take into account the partial offset of our long and short natural gas positions resulting from normal operating activities. We have no such positions outstanding as of December 31, 2015.
As a result of our current derivative positions, we believe that we have mitigated a portion of our expected commodity price risk through the fourth quarter of 2016. We would be exposed to additional commodity risk in certain situations such as if producers under-deliver or over-deliver products or if processing facilities are operated in different recovery modes. In the event that we have derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.
Management conducts a standard credit review on counterparties to derivative contracts, and we have provided the counterparties with a guaranty as credit support for our obligations. A separate agreement with certain counterparties allows MarkWest Liberty Midstream to enter into derivative positions without posting cash collateral. We use standardized agreements that allow for offset of certain positive and negative exposures in the event of default or other terminating events, including bankruptcy.
Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids price risk at December 31, 2015, including the weighted-average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2016	300	$63.56	$2,414

Ethane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016	16,800	$0.21	$244

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016	52,322	$0.52	$2,323

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jan. - Mar.)	14,008	$0.72	$210

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jan. - Mar.)	4,213	$0.75	$77

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jan. - Mar.)	14,089	$1.22	$392
The following tables provides information on the volume of MarkWest Liberty Midstream’s commodity derivative activity positions related to long liquids price risk at December 31, 2015, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jan. - Mar.)	78,346	$0.59	$1,437

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jan. - Mar.)	7,608	$0.71	$106

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jan. - Mar.)	17,911	$0.67	$213

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016	16,796	$1.22	$1,885
The following table provides information on the derivative positions related to long liquids price risk as of February 12, 2015 that we have entered into subsequent to December 31, 2015, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr. - Dec.)	42,000	$0.38
We have a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, we executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of December 31, 2015, the estimated fair value of this contract was a liability of $31 million.

We have a commodity contract that gave it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest operations through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2016 with the ability to fix the commodity contract for its remaining year. Changes in the fair value of the derivative component of this contract were recognized as Cost of revenues in the Consolidated Statements of Income. As of December 31, 2015, the estimated fair value of this contract was a liability of $1 million.
Interest Rate Risk
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

(In millions)	Fair Value as of December 31, 2015(1)	Change in income before income taxes for the Twelve Months Ended December 31, 2015 (2)
Long-term debt	$1,127	$37

(1)	Fair value of the variable-rate debt approximates carrying value since the debt was recorded at fair value as of December 4, 2015, the date of the MarkWest Merger.

(2)	Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of debt outstanding for the year ended December 31, 2015.

At December 31, 2015, our portfolio of long-term debt consisted of variable-rate borrowings under our bank revolving credit and term loan facilities. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of December 31, 2015, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Credit Risk

We are subject to risk of loss resulting from non-payment by our customers to whom we provide services or sell natural gas or NGLs. We believe that certain contracts would allow us to pass those losses through to our customers, thus reducing our risk, when we are selling NGLs and acting as our producer customers’ agent. Our credit exposure related to these customers is represented by the value of our trade receivables. Where exposed to credit risk, we analyze the customer’s financial condition prior to entering into a transaction or agreement, establish credit terms and monitor the appropriateness of these terms on an ongoing basis. In the event of a customer default, we may sustain a loss and our cash receipts could be negatively impacted.
We are subject to risk of loss resulting from non-payment or non-performance by the counterparties to our derivative contracts. Our credit exposure related to commodity derivative instruments is represented by the fair value of contracts with a net positive fair value at the reporting date. These outstanding instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements. Should the creditworthiness of one or more of our counterparties decline, our ability to mitigate non-performance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. This counterparty credit risk does not apply to our embedded derivatives as the overall values are liabilities.

Item 8. Financial Statements and Supplementary Data

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

/s/ Gary R. Heminger	/s/ Nancy K. Buese	/s/ Paula L. Rosson
Gary R. Heminger Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Nancy K. Buese Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	Paula L. Rosson Senior Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2015.
Management has excluded MarkWest Energy Partners, L.P. from the Partnership’s assessment of internal control over financial reporting as of December 31, 2015 as it was acquired by the Partnership in a business combination on December 4, 2015. MarkWest Energy Partners, L.P. represents approximately 72% of consolidated total assets as of December 31, 2015 and 18% of total revenues and other income for the year ended December 31, 2015. We plan to fully integrate the acquired businesses into our internal control over financial reporting in 2016.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Nancy K. Buese
Gary R. Heminger Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Nancy K. Buese Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity and of cash flows present fairly, in all material respects, the financial position of MPLX LP and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded MarkWest (as defined in Note 1) from the Company’s assessment of internal control over financial reporting as of December 31, 2015 as it was acquired by the Company in a business combination on December 4, 2015. We have also excluded MarkWest from our audit of internal control over financial reporting. MarkWest represents approximately 72% of consolidated total assets as of December 31, 2015 and 18% of consolidated total revenues and other income for the year ended December 31, 2015.

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
February 26, 2016

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2015	2014	2013
Revenues and other income:
Service revenue	$150	$69	$79
Service revenue to related parties	481	451	384
Product sales	36	—	—
Product sales to related parties	1	—	—
Other income	8	5	4
Other income - related parties	27	23	19
Total revenues and other income	703	548	486
Costs and expenses:
Cost of revenues (excludes items below)	172	145	136
Purchased product costs	20	—	—
Purchases from related parties	102	98	95
Depreciation and amortization	89	50	49
General and administrative expenses	104	65	53
Other taxes	10	7	6
Total costs and expenses	497	365	339
Income from operations	206	183	147
Interest expense (net of amounts capitalized of $5 million, $1 million and $1 million, respectively)	35	4	—
Other financial costs	12	1	1
Income before income taxes	159	178	146
Provision for income taxes	2	—	—
Net income	157	178	146
Less: Net income attributable to noncontrolling interests	1	57	68
Net income attributable to MPLX LP	156	121	78
Less: General partner’s interest in net income attributable to MPLX LP	57	6	2
Limited partners’ interest in net income attributable to MPLX LP	$99	$115	$76

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.23	$1.55	$1.05
Common - diluted	1.22	1.55	1.05
Subordinated - basic and diluted	0.11	1.50	1.01
Weighted average limited partner units outstanding:
Common - basic	79	37	37
Common - diluted	80	37	37
Subordinated - basic and diluted	18	37	37
Cash distributions declared per limited partner common unit	$1.8200	$1.4100	$1.1675
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43	$27
Receivables, net	244	10
Receivables from related parties	88	41
Inventories	49	12
Other current assets	50	7
Total current assets	474	97
Equity method investments	2,458	—
Property, plant and equipment, net	9,683	1,008
Intangibles, net	466	—
Goodwill	2,559	105
Long-term receivables from related parties	25	—
Other noncurrent assets	12	4
Total assets	$15,677	$1,214
Liabilities
Current liabilities:
Accounts payable	$89	$14
Accrued liabilities	186	11
Payables to related parties	47	20
Deferred revenue - related parties	32	31
Accrued property, plant and equipment	166	17
Accrued taxes	26	5
Accrued interest payable	54	1
Other current liabilities	12	2
Total current liabilities	612	101
Long-term deferred revenue	4	—
Long-term deferred revenue - related parties	9	4
Long-term debt	5,255	644
Deferred income taxes	377	—
Deferred credits and other liabilities	166	2
Total liabilities	6,423	751
Commitments and contingencies (see Note 22)
Equity
Common unitholders - public (240 million and 23 million units issued and outstanding)	7,691	639
Class B unitholders (8 million and 0 units issued and outstanding)	266	—
Common unitholder - MPC (57 million and 20 million units issued and outstanding)	465	261
Subordinated unitholder - MPC (0 and 37 million units issued and outstanding)	—	217
General partner - MPC (7 million and 2 million units issued and outstanding)	819	(660)
Total MPLX LP partners’ capital	9,241	457
Noncontrolling interest	13	6
Total equity	9,254	463
Total liabilities and equity	$15,677	$1,214

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2015	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$157	$178	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	50	49
Deferred income taxes	2	—	—
Asset retirement expenditures	(1)	(2)	(8)
Net loss on disposal of assets	1	—	—
Equity in earnings from unconsolidated affiliates	(3)	—	—
Distributions from unconsolidated affiliates	15	—	—
Changes in:
Current receivables	(29)	2	5
Materials and supplies inventories	1	1	1
Change in fair value of derivatives	(6)	—	—
Current accounts payable and accrued liabilities	4	1	(3)
Receivables from / liabilities to related parties	(8)	15	19
All other, net	17	2	3
Net cash provided by operating activities	239	247	212
Investing activities:
Additions to property, plant and equipment	(264)	(79)	(107)
Acquisitions, net of cash acquired	(1,218)	—	—
Investments in unconsolidated affiliates	(14)	—	—
All other, net	(2)	4	(7)
Net cash used in investing activities	(1,498)	(75)	(114)
Financing activities:
Long-term debt - borrowings	1,490	1,160	—
- repayments	(1,441)	(526)	(1)
Related party debt - borrowings	301	—	—
- repayments	(293)	—	—
Debt issuance costs	(11)	(3)	—
Net proceeds from equity offerings	1	230	—
Issuance of units in MarkWest Merger	169	—	—
Contributions from MPC - MarkWest Merger	1,230	—	—
Distributions to unitholders and general partner	(158)	(103)	(78)
Distributions to noncontrolling interests	(1)	(47)	(82)
Distributions related to purchase of additional interest in Pipe Line Holdings	(12)	(910)	(100)
Net cash provided by (used in) financing activities	1,275	(199)	(261)
Net increase (decrease) in cash and cash equivalents	16	(27)	(163)
Cash and cash equivalents at beginning of period	27	54	217
Cash and cash equivalents at end of period	$43	$27	$54
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity

	Partnership
(In millions)	Common Unitholders Public	Class B Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interest	Total
Balance at December 31, 2012	$411	—	$57	$209	$14	$536	$1,227
Purchase of additional interest in Pipe Line Holdings	—	—	—	—	(46)	(54)	(100)
Net income	20	—	18	38	2	68	146
Quarterly distributions to unitholders and general partner	(20)	—	(18)	(38)	(2)	—	(78)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	—	(82)	(82)
Equity-based compensation	1	—	—	—	—	—	1
Balance at December 31, 2013	$412	—	$57	$209	$(32)	$468	$1,114
Purchase/contribution of additional interest in Pipe Line Holdings	—	—	200	—	(638)	(472)	(910)
Equity offering, net of issuance costs	221	—	—	—	9	—	230
Net income	31	—	27	58	5	57	178
Quarterly distributions to unitholders and general partner	(26)	—	(23)	(50)	(4)	—	(103)
Quarterly distributions to noncontrolling interest retained by MPC	—	—	—	—	—	(47)	(47)
Equity-based compensation	1	—	—	—	—	—	1
Balance at December 31, 2014	$639	—	$261	$217	$(660)	$6	$463
Purchase of additional interest in Pipe Line Holdings	—	—	—	—	(6)	(6)	(12)
Contributions from MPC - MarkWest Merger	—	—	—	—	1,280	—	1,280
Issuance of units under ATM Program	1	—	—	—	—	—	1
Net income	15	—	36	48	57	1	157
Quarterly distributions to unitholders and general partner	(40)	—	(52)	(45)	(21)	—	(158)
Quarterly distributions to noncontrolling interest	—	—	—	—	—	(1)	(1)
Subordinated unit conversion	—	—	220	(220)	—	—	—
Equity-based compensation	17	—	—	—	—	—	17
Deferred income tax impact from changes in equity	(1)	—	—	—	—	—	(1)
Issuance of units in MarkWest Merger	7,060	266	—	—	169	—	7,495
Noncontrolling interest assumed in MarkWest Merger	—	—	—	—	—	13	13
Balance at December 31, 2015	$7,691	$266	$465	$—	$819	$13	$9,254
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, growth-oriented master limited partnership formed by Marathon Petroleum Corporation. MPLX LP and its subsidiaries (collectively, the “Partnership”) are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs and the gathering, transportation and storage of crude oil and refined petroleum products. The Partnership’s principal executive office is located in Findlay, Ohio.

The Partnership was formed on March 27, 2012 as a Delaware limited partnership and completed its initial public offering (the “Initial Offering”) on October 31, 2012. On December 4, 2015, a wholly-owned subsidiary of the Partnership merged with MarkWest Energy Partners L.P. (the “MarkWest Merger”), which is one of the largest processors of natural gas in the United States and the largest processor and fractionator in the Marcellus and Utica shale plays. This acquisition is discussed further in Note 4. Unless the context otherwise requires, references in this report to “MPLX LP,” the “Partnership,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”), MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), MarkWest Energy Partners, L.P. (“MarkWest”) and MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”). Pipe Line Holdings owns Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

The Partnership’s business consists of two segments: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). See Note 9 for additional information regarding operations.

Basis of Presentation – The Partnership’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties, including MPC, have been recorded as Noncontrolling interest in the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest, are accounted for using the equity method. The Partnership’s investments in a VIE in which the Partnership exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The accompanying consolidated financial statements of the Partnership have been prepared in accordance with GAAP. Reclassifications have been made in connection with the MarkWest Merger to conform to current classifications.

2. Summary of Principal Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affect, among other items, valuing identified intangible assets; determining the fair value of derivative instruments; valuing inventory; evaluating impairments of long-lived assets, goodwill and equity investments; establishing estimated useful lives for long-lived assets; acquisition accounting; recognizing share-based compensation expense; estimating revenues, expense accruals and capital expenditures; valuing AROs; and determining liabilities, if any, for environmental and legal contingencies.

Revenue Recognition – The Partnership’s assessment of each of the revenue recognition criteria as they relate to its revenue producing activities are as follows: persuasive evidence of an arrangement exists, delivery, the fee is fixed or determinable and collectability is reasonably assured. It is upon delivery or title transfer to the customer that the Partnership meets all four revenue recognition criteria and it is at such time that the Partnership recognizes Product sales. It is upon completion of services provided that the Partnership meets all four criteria and it is at such time that the Partnership recognizes Service revenue.

L&S Segment

Revenues are recognized in the L&S segment for crude oil and product pipeline transportation based on the delivery of actual volumes transported at regulated tariff rates. When MPC ships volumes on our pipeline systems under a joint tariff with a third party, those revenues are recorded as sales and other operating revenues, and not as sales to related parties, because we receive payment from the third party. Revenues are recognized for crude oil and refined product storage as performed based on contractual rates. Operating fees received for operating pipeline systems are recognized as a component of other income in the period the service is performed. All such amounts are reported as Service revenue on the Consolidated Statements of Income.

Under our MPC transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. The deficiency payments are initially recorded as Deferred revenue - related parties in the Consolidated Balance Sheets. The Partnership recognizes revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. The use or expiration of the credits is a decrease in Deferred revenue - related parties. In addition, capital projects the Partnership undertakes at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements.

G&P Segment

The Partnership generates the majority of its G&P segment revenues from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, marketing and storage; and crude oil gathering and transportation. The Partnership disaggregates revenue as Product sales and Service revenue on the Consolidated Statements of Income. Revenue is reported as follows:

•	Product sales – Product sales represent the sale of NGLs, condensate and natural gas. The product is primarily obtained as consideration for or related to providing midstream services.

•	Service revenue – Service revenue represents all other revenue generated as the result of performing the services listed above.

The Partnership enters into a variety of contract types in order to generate Product sales and Service revenue. The Partnership provides services under the following different types of arrangements:

•
Fee-based arrangements – Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transportation of natural gas; gathering, transportation, fractionation, exchange and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is generally directly related to the volume of natural gas, NGLs or crude oil that flows through the Partnership’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, the Partnership’s arrangements provide for minimum annual payments or fixed demand charges.

◦
Fee-based arrangements are reported as Service revenue on the Consolidated Statements of Income. In certain instances when specifically stated in the contract terms, the Partnership purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as Product sales and recognized on a gross basis as the Partnership is the principal in the transaction.

•
Percent-of-proceeds arrangements – Under percent-of-proceeds arrangements, the Partnership gathers and processes natural gas on behalf of producers, sells the resulting residue gas, condensate and NGLs at market prices and remits to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, the Partnership delivers an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sells the volumes the Partnership retains to third parties. Revenue from these arrangements is reported on a gross basis where the Partnership acts as the principal, as the Partnership has physical inventory risk and does not earn a fixed dollar amount. The agreed-upon percentage paid to the producer is reported as Purchased product costs on the Consolidated Statements of Income. Revenue is recognized on a net basis when the Partnership acts as an agent and earns a fixed dollar amount of physical product and does not have risk of loss of the gross amount of gas and/or NGLs. Percent-of-proceeds revenue is reported as Product sales on the Consolidated Statements of Income.

•
Keep-whole arrangements – Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require the Partnership to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. Sales of NGLs under these arrangements are reported as Product sales on the

Consolidated Statements of Income and are reported on a gross basis as the Partnership is the principal in the arrangement. Natural gas purchased to return to the producer and shared NGL profits are recorded as Purchased product costs in the Consolidated Statements of Income.

•
Percent-of-index arrangements – Under percent-of-index arrangements, the Partnership purchases natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. The Partnership then gathers and delivers the natural gas to pipelines where the Partnership resells the natural gas at the index price or at a different percentage discount to the index price. Revenue generated from percent-of-index arrangements are reported as Product sales on the Consolidated Statements of Income and are recognized on a gross basis as the Partnership purchases and takes title to the product prior to sale and is the principal in the transaction.

In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described above. When fees are charged (in addition to product received) under keep-whole arrangements, percent-of-proceeds arrangements or percent-of-index arrangements, the Partnership records such fees as Service revenue on the Consolidated Statements of Income. The terms of the Partnership’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements.

Amounts billed to customers for shipping and handling, including fuel costs, are included in Product sales on the Consolidated Statements of Income, except under contracts where we are acting as an agent. Shipping and handling costs associated with product sales are included in Purchased product costs on the Consolidated Statements of Income. Taxes collected from customers and remitted to the appropriate taxing authority are excluded from revenue. Facility expenses and depreciation represent those expenses related to operating our various facilities and are necessary to provide both Product sales and Service revenue.

Revenue and Expense Accruals – The Partnership routinely makes accruals based on estimates for both revenues and expenses due to the timing of compiling billing information, receiving certain third party information and reconciling the Partnership’s records with those of third parties. The delayed information from third parties includes, among other things, actual volumes purchased, transported or sold, adjustments to inventory and invoices for purchases, actual natural gas and NGL deliveries and other operating expenses. The Partnership makes accruals to reflect estimates for these items based on its internal records and information from third parties. Estimated accruals are adjusted when actual information is received from third parties and the Partnership’s internal records have been reconciled.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with initial maturities of three months or less.

Restricted Cash – Restricted cash consists of cash and investments that must be maintained as collateral for letters of credit issued to certain third party producer customers. The balances will be outstanding until certain capital projects are completed and the third party releases the restriction. Restricted cash also consists of cash advances to be used for the operation and maintenance of an operated pipeline system. At December 31, 2015 and 2014, the amount of restricted cash included in Other current assets in the Consolidated Balance Sheets was $9 million and $4 million, respectively.

Receivables – Receivables primarily consist of customer accounts receivable, which are recorded at the invoiced amount and generally do not bear interest. Management reviews the allowance quarterly. Past-due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Balances that remain outstanding after reasonable collection efforts have been unsuccessful are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories – Inventories consist primarily of natural gas, propane, other NGLs and materials and supplies to be used in operations. Natural gas, propane, and other NGLs are valued at the lower of weighted-average cost or net realizable value. Materials and supplies are stated at the lower of cost or net realizable value. Cost for materials and supplies is determined primarily using the weighted-average cost method. Processed natural gas and NGL inventories include material, labor and overhead. Shipping and handling costs related to purchases of natural gas and NGLs are included in inventory.

Imbalances – Within our pipelines and storage assets we experience volume gains and losses due to pressure and temperature changes, evaporation and variances in meter readings and other measurement methods. Until settled, positive imbalances are recorded as other current assets and negative imbalances are recorded as accounts payable. Positive and negative product imbalances are settled in cash, settled by physical delivery of gas from a different source, or tracked and settled in the future.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Interest costs for the construction or development of long-lived assets are capitalized and amortized over the related asset’s estimated useful life. Leasehold improvements are amortized over the shorter of the useful life or lease term.

When items of property, plant and equipment are sold or otherwise disposed of, any gains or losses are reported in the Consolidated Statements of Income. Gains on the disposal of property, plant and equipment are recognized when they occur, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale. The Partnership evaluates transactions involving the sale of property, plant and equipment to determine if they are, in-substance, the sale of real estate. Tangible assets may be considered real estate if the costs to relocate them for use in a different location exceed 10 percent of the asset’s fair value. Financial assets, primarily in the form of ownership interests in an entity, may be in-substance real estate based on the significance of the real estate in the entity. Sales of real estate are not considered consummated if the Partnership maintains an interest in the asset after it is sold or has certain other forms of continuing involvement. Significant judgment is required to determine if a transaction is a sale of real estate and if a transaction has been consummated. If a sale of real estate is not considered consummated, the Partnership cannot record the transaction as a sale and must account for the transaction under an alternative method of accounting such as a financing or leasing arrangement.

The Partnership’s policy is to evaluate whether there has been an impairment in the value of long-lived assets when certain events indicate that the remaining balance may not be recoverable. The Partnership evaluates the carrying value of its property, plant and equipment on at least a segment level and at lower levels where the cash flows for specific assets can be identified, which generally is the business unit level for our G&P segment and the pipeline system level for our L&S segment, and are largely independent from other asset groups. A long-lived asset group is considered impaired when the estimated undiscounted cash flows from such asset group are less than the asset group’s carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using estimated discounted cash flows. Management considers the volume of producer customers’ reserves behind the asset and future NGL product and natural gas prices to estimate cash flows. The amount of additional producer customers’ reserves developed by future drilling activity depends, in part, on expected natural gas prices. Projections of producer customers’ reserves, drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Any significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset group.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Intangibles – The Partnership’s intangibles are mainly comprised of customer contracts and related relationships acquired in business combinations and recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Using relevant information and assumptions, management determines the fair value of acquired identifiable intangible assets. Fair value was calculated using the multi-period excess earnings method under the income approach for each reporting unit. This valuation method is based on first forecasting gross profit for the existing customer base and then applying expected attrition rates. The operating cash flows are calculated by determining the costs required to generate gross profit from the existing customer base. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate. Amortization of intangibles with definite lives is calculated using the straight-line method which is reflective of benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The estimated economic life is determined by assessing the life of the assets related to the contracts and relationships, likelihood of renewals, the projected reserves, competitive factors, regulatory or legal provisions and maintenance and renewal costs.

Intangibles with indefinite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Goodwill – Goodwill is the cost of an acquisition less the fair value of the net identifiable assets and noncontrolling interest, if any, of the acquired business. The Partnership evaluates goodwill for impairment annually as of November 30, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. There were no impairments as a result of the Partnership’s 2015 and 2014 goodwill impairment analyses.

Other Taxes – Other taxes primarily include real estate taxes.

Environmental Costs – Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. The Partnership recognizes remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure. A receivable is recorded for environmental costs indemnified by MPC.

Asset Retirement Obligations – An ARO is a legal obligation associated with the retirement of tangible long-lived assets that generally result from the acquisition, construction, development or normal operation of the asset. AROs are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled. The Partnership recognizes a liability of a conditional ARO as soon as the fair value of the liability can be reasonably estimated. A conditional ARO is defined as an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. AROs have not been recognized for certain assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates.

Investment in Unconsolidated Affiliates – Equity investments in which the Partnership exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method and are reported in Equity method investments in the accompanying Consolidated Balance Sheets. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill.

The Partnership believes the equity method is an appropriate means for it to recognize increases or decreases measured by GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. The Partnership uses evidence of a loss in value to identify if an investment has an other than a temporary decline.

Deferred Financing Costs – Deferred financing costs are an asset for credit facility costs and netted in debt for senior notes. These costs are amortized over the contractual term of the related obligations using the effective interest method or, in certain circumstances, accelerated if the obligation is refinanced.

Derivative Instruments – Derivative instruments (including derivative instruments embedded in other contracts) are recorded at fair value and are reflected in the Consolidated Balance Sheets on a net basis, as either an asset or liability, as they are governed by the master netting agreements. The Partnership discloses the fair value of all of its derivative instruments under the captions Other noncurrent assets, Other current liabilities and Deferred credits and other liabilities in the Consolidated Balance Sheets, inclusive of option premiums, if any. Changes in the fair value of derivative instruments are reported in the Consolidated Statements of Income in accounts related to the item whose value or cash flows are being managed. All derivative instruments were marked to market through Product sales, Purchased product costs, or Cost of revenues. Revenue gains and losses relate to contracts utilized to manage the cash flow for the sale of a product. Purchased product costs gains and losses relate to contracts utilized to manage the cost of natural gas purchases, typically related to keep‑whole arrangements. Cost of revenues gains and losses relate to a contract utilized to manage electricity costs. Changes in risk management for unrealized activities are reported as an adjustment to net income in computing cash flow from operating activities on the accompanying Consolidated Statements of Cash Flows.

During the years ended December 31, 2015, 2014 and 2013, the Partnership did not designate any hedges or designate any contracts as normal purchases and normal sales (except for electricity contracts, for which the normal purchases and normal sales designation has been elected during the year ended December 31, 2015).

Fair Value of Financial Instruments – Management believes the carrying amount of financial instruments, including cash and cash equivalents, receivables, receivables from related parties, other current assets, accounts payable, accounts payable to related parties and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximate fair value due to the variable interest rate that approximates current market rates (see Note 14). Derivative instruments are recorded at fair value, based on available market information (see Note 15).

Fair Value Measurement – Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by GAAP, which classifies the inputs used to measure fair value into the following levels:

•	Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3-inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to external sources); accordingly, the gains and losses for Level 3 financial instruments include changes in fair value due in part to observable inputs that are part of the valuation methodology. Level 3 financial instruments include crude oil options, all NGL derivatives and the embedded derivatives in commodity contracts discussed in Note 14 as they have significant unobservable inputs.

The methods and assumptions described above may produce a fair value that may not be realized in future periods upon settlement. Furthermore, while the Partnership believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For further discussion see Note 14.

Employee Benefit Plans – Neither we nor our subsidiaries have any employees as of January 1, 2016. The Partnership entered into an employee services agreement, effective December 28, 2015, with a subsidiary of MPC for the services provided by the employees from the MarkWest Merger. The Partnership also has two other employee services agreements with MPC.

Equity-Based Compensation Arrangements – The Partnership issues phantom units under its share-based compensation plan as described further in Note 19. A phantom unit entitles the grantee a right to receive a common unit upon the issuance of the phantom unit. The fair value of phantom unit awards granted to employees and non-employee directors is based on the fair market value of MPLX LP common units on the date of grant. The fair value of the units awarded is amortized into earnings using a straight-line amortization schedule over the period of service corresponding with the vesting period. For phantom units that vest immediately and are not forfeitable, equity-based compensation expense is recognized at the time of grant.

Performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and use a Monte Carlo valuation model to calculate a grant date fair value.

To satisfy common unit awards, the Partnership may issue new common units, acquire common units in the open market or use common units already owned by the general partner.

Tax Effects of Share-Based Compensation – The Partnership elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that were outstanding upon adoption. Additional paid-in capital is reported as Common unitholders - public in the accompanying Consolidated Balance Sheets.

Income Taxes – The Partnership is not a taxable entity for federal income tax purposes. As a result of the MarkWest Merger, discussed further in Note 4, MarkWest was the surviving entity for tax purposes. MarkWest is not a taxable entity for federal income tax purposes. As such, the Partnership does not directly pay federal income tax. The Partnership’s taxable income or loss, which may vary substantially from the net income or loss reported in the Consolidated Statements of Income, is includable in the federal income tax returns of each partner. The Partnership is, however, a taxable entity under certain state jurisdictions. MarkWest Hydrocarbon is a tax paying entity for both federal and state purposes.

In addition to paying tax on its own earnings, MarkWest Hydrocarbon recognizes a tax expense or a tax benefit on its proportionate share of Partnership income or loss resulting from MarkWest Hydrocarbon’s ownership of Class A units of the Partnership, even though for financial reporting purposes such income or loss is eliminated in consolidation. The Class A units represent limited partner interests with the same rights as common units except that the Class A units do not have voting rights, except as required by law. Class A units are not treated as outstanding common units in the Consolidated Balance Sheets as they are eliminated in the consolidation of MarkWest Hydrocarbon. The deferred income tax component relates to the change in the temporary book to tax basis difference in the carrying amount of the investment in the Partnership which results primarily from its timing differences in MarkWest Hydrocarbon’s proportionate share of the book income or loss as compared with the MarkWest Hydrocarbon’s proportionate share of the taxable income or loss of the Partnership.

The Partnership and MarkWest Hydrocarbon account for income taxes under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, capital loss carryforwards and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized as tax expense (benefit) from continuing operations in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to reflect the deferred tax assets at net realizable value as determined by management. All deferred tax balances are classified as long-term in the accompanying Consolidated Balance Sheets. All changes in the tax bases of assets and liabilities are allocated among operations and items charged or credited directly to equity.

Net Income Per Limited Partner Unit – The Partnership uses the two-class method when calculating the net income per unit applicable to limited partners, because there is more than one participating security. The classes of participating securities include common units, subordinated units, general partner units, certain equity-based compensation awards and incentive distribution rights. Class B units are considered to be a separate class of common units that do not participate in distributions.

Net income attributable to MPLX LP is allocated to the unitholders differently for preparation of the Consolidated Statements of Equity and the calculation of net income per limited partner unit. In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages.

During periods in which a net loss attributable to the Partnership is reported or periods in which the total distributions exceed the reported net income attributable to the Partnership’s unitholders, the amount allocable to certain equity-based compensation awards and Class B units is based on actual distributions to the equity-based compensation awards and Class B unitholders. Diluted earnings per unit is calculated by dividing net income attributable to the Partnership’s unitholders, after deducting amounts allocable to the outstanding equity-based compensation awards and Class B units, by the weighted average number of potential common units outstanding during the period. Potential common units are excluded from the calculation of diluted earnings per unit during periods in which net income attributable to the Partnership’s unitholders, after deducting amounts that are allocable to the outstanding equity-based compensation awards and Class B units, is a loss as the impact would be anti-dilutive.

Business Combinations – The Partnership recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. For all material acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, the Partnership will record any material adjustments to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, NGL prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. Acquisition-related costs are expensed as incurred in connection with each business combination. See Note 4 for more information about the MarkWest Merger.

Accounting for Changes in Ownership Interests in Subsidiaries – The Partnership’s ownership interest in a consolidated subsidiary may change if it sells a portion of its interest or acquires additional interest or if the subsidiary issues or repurchases its own shares. If the transaction does not result in a change in control over the subsidiary, the transaction is accounted for as an equity transaction. If a sale results in a loss of control, it would result in the deconsolidation of a subsidiary with a gain or loss recognized in the Consolidated Statements of Income unless the subsidiary meets the definition of in-substance real estate. Deconsolidation of in-substance real estate is recorded at cost with no gain or loss recognized. If the purchase of additional interest occurs which changes the acquirer’s ownership interest from noncontrolling to controlling, the acquirer’s preexisting interest in the acquiree is remeasured to its fair value, with a resulting gain or loss recorded in earnings upon consummation of the business combination. Once an entity has control of a subsidiary, its acquisitions of some or all of the noncontrolling interests in that subsidiary are accounted for as equity transactions and are not considered to be a business combination.

3. Accounting Standards

Recently Adopted

In November 2015, the FASB issued an accounting standards update to simplify the balance sheet classification of deferred taxes. The update requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The update does not change the existing requirement that only permits offsetting within a jurisdiction. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The guidance may be applied either prospectively or retrospectively with early adoption permitted. Our adoption of this standard in the fourth quarter of 2015 did not have a material impact on the consolidated results of operations, financial position or cash flows. We have elected to apply this standard prospectively, therefore, prior periods have not been retrospectively adjusted.

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. The update requires that debt issue costs for term debt are to be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other noncurrent assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. The Partnership’s early adoption of this standard in the second quarter of 2015 did not have a material impact on the consolidated results of operations, financial position or cash flows. In August 2015, the FASB subsequently issued a clarification as to the handling of debt issuance costs related to line-of-credit arrangements that allows for the presentation of these costs as an asset which would be amortized over the term of the line-of-credit arrangements. This clarification did not have any impact on the consolidated results of operations, financial position or cash flows.

In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standards update in the first quarter of 2015 did not impact the consolidated results of operations, financial position or cash flows.

Not Yet Adopted

In January 2016, the FASB issued an accounting standards update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The update also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and the separate presentation of financial assets and liabilities by measurement category and form on the balance sheet and accompanying notes. The update eliminates the requirement to disclose the methods and assumptions used in estimating the fair value of financial instruments measured at amortized cost. Lastly, the update requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when electing to measure the liability at fair value in accordance with the fair value option for financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the consolidated results of operations as of the beginning of the first reporting period the guidance is effective. Early adoption is permitted only for the amendment regarding presentation of liability’s credit risk. The Partnership is in the process of determining the impact of the new standard on the consolidated financial statements.

In September 2015, the FASB issued an accounting standards update that eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. This update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for interim and annual periods beginning after December 15, 2015 with early application permitted. Adoption of this standard is not expected to have a material impact on the consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued an accounting standards update requiring that the earnings of transferred net assets prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. Under this guidance, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Adoption of this standard is not expected to have a material impact on the consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. Adoption of this standard is not expected to have a material impact on the consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the consolidated results of operations, financial position or cash flows.

In August 2014, the FASB issued an accounting standards update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. This accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We do not expect application of this standard to have an impact on our financial reporting.

In May 2014, the FASB issued an initial accounting standards update for revenue recognition, which has had subsequent updates. The new standard is aligned with the International Accounting Standards Board’s revenue recognition standard. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after

December 15, 2017, and interim periods within those years, with early adoption permitted no earlier than January 1, 2017. The Partnership is in the process of determining the impact of the new standard on the consolidated financial statements.

4. Acquisitions

Purchase of MarkWest Energy Partners, L.P.

On December 4, 2015, a wholly-owned subsidiary of the Partnership merged with MarkWest Energy Partners, L.P. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. MPC contributed approximately $1.3 billion of cash to the Partnership to pay the aggregate cash consideration to MarkWest unitholders, without receiving any new equity in exchange. At closing, MPC made a payment of $1.2 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts in July 2016 and 2017 in connection with the conversion of the Class B units to common units. The Partnership’s financial results and operating statistics reflect the results of MarkWest from the date of the acquisition forward.
The components of the fair value of consideration transferred are as follows:

(In millions)
Fair value of units issued	$7,326
Cash	1,230
Payable to MarkWest Class B unitholders	50
Total fair value of consideration transferred	$8,606
The following table summarizes the preliminary purchase price allocation. Due to the proximity of the MarkWest Merger to December 31, 2015, the Partnership is still completing its analysis of the final purchase price allocation for property, plant and equipment, intangibles and deferred taxes. The estimated fair value of assets acquired and liabilities and noncontrolling interests assumed at the acquisition date, are as follows:

(In millions)
Cash and cash equivalents	$12
Receivables	164
Inventories	33
Other current assets	44
Equity method investments	2,457
Property, plant and equipment	8,474
Intangibles	468
Other noncurrent assets	5
Total assets acquired	11,657
Accounts payable	322
Accrued liabilities	13
Accrued taxes	21
Other current liabilities	44
Long-term debt	4,567
Deferred income taxes	374
Deferred credits and other liabilities	151
Noncontrolling interest	13
Total liabilities and noncontrolling interest assumed	5,505
Net assets acquired excluding goodwill	6,152
Goodwill	2,454
Net assets acquired	$8,606
The purchase price allocation resulted in the recognition of $2.5 billion in goodwill by the Partnership’s G&P segment, substantially all of which is not deductible for tax purposes. Goodwill represents the complimentary aspects of the highly diverse asset base of MarkWest and MPLX that will provide significant additional opportunities across multiple segments of the hydrocarbon value chain.
The Partnership recognized $36 million of acquisition-related costs associated with the MarkWest Merger. These costs were expensed, with $30 million included in General and administrative expenses and $6 million included in Other financial costs.
The fair value of the common units issued was determined on the basis of the closing market price of the Partnership’s units as of the effective time of the transaction, and is considered a Level 1 measurement. The fair value of the Class B units issued was determined based on reference to the value of the common units, adjusted for a lack of distributions prior to their stated conversion dates, and is considered a Level 2 measurement. The fair values of the long-term debt and SMR liabilities were determined as of the acquisition date using the methods discussed in Note 14.
The fair value of the equity method investments was determined based on applying the discounted cash flow method, which is an income approach, to the Partnership’s equity method investments on an individual basis. Key assumptions include discount rates of 9.4 percent to 11.1 percent and terminal values based on the Gordon growth method to capitalize the cash flows, using a 2.5 percent long term growth rate. Intangibles represent customer contracts and related relationships. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions include attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.0 percent to 13.0 percent. The fair value of property, plant and equipment was determined primarily based on the cost approach. Key assumptions include inputs to the valuation methodology such as recent purchases of similar items and published data for similar items. Components were adjusted for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable). The fair value measurements for equity method investments, intangibles, and property, plant and equipment are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The amounts of revenue and income from operations associated with MarkWest in the Consolidated Statements of Income for 2015 are as follows:

(In millions)	2015
Revenues and other income	$126
Income from operations	32

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

(In millions, except per unit data)	2015	2014
Revenues and other income	$2,424	$2,707
Net income attributable to MPLX LP	154	248
Net income attributable to MPLX LP per unit - basic	0.20	1.02
Net income attributable to MPLX LP per unit - diluted	0.19	0.96

The unaudited pro forma information includes adjustments primarily to align accounting policies, to adjust depreciation expense to reflect the fair value of property, plant and equipment, increase amortization expense related to identifiable intangible assets, adjust interest expense related to the fair value of MarkWest’s long-term debt and remove approximately $90 million of transaction related costs, as well as the related income tax effects.

MarkWest has a 60 percent legal ownership interest in MarkWest Utica EMG. MarkWest Utica EMG’s inability to fund its planned activities without subordinated financial support qualify it as a VIE. The financing structure for MarkWest Utica EMG at its inception resulted in a de-facto agent relationship under which MarkWest was deemed to be the primary beneficiary of MarkWest Utica EMG. Therefore, MarkWest consolidated MarkWest Utica EMG in its historical financial statements. In the fourth quarter of 2015, based on economic conditions and other pertinent factors, the accounting for its investment in MarkWest Utica EMG was re-assessed. As of December 4, 2015, the entity has been deconsolidated. For purposes of this pro forma financial information, MarkWest Utica EMG has been consolidated for the period prior to the acquisition consistent with its treatment in the historical periods presented.

A summary of the amounts included in the historical financial statements of MarkWest for the year ended December 31, 2014 and the period from January 1, 2015 through December 3, 2015 related to MarkWest Utica EMG are as follows:

(in millions)	2015	2014
Revenue and other income	152	85
Cost of revenue excluding depreciation and amortization	27	48
Depreciation and amortization	61	50
Net income attributable to noncontrolling interest	64	31
Net income	(5)	(46)

EMG Utica, LLC (“EMG Utica”), a joint venture partner, received a special non-cash allocation of income of approximately $41 million and $37 million for the period from January 1, 2015 through December 3, 2015 and the year ended December 31, 2014, respectively. See Note 5 for a description of the transaction and its impact on the financial statements. Net income of MarkWest would not have changed had MarkWest Utica EMG been deconsolidated for the year ended December 31, 2014 and the period from January 1, 2015 through December 3, 2015.

Purchases of Pipe Line Holdings

Effective December 4, 2015, the Partnership purchased the remaining 0.5 percent interest in Pipe Line Holdings from subsidiaries of MPC for consideration of $12 million. This resulted in Pipe Line Holdings becoming a wholly-owned subsidiary of the Partnership. The Partnership recorded the 0.5 percent interest at its historical carrying value of $6 million and the excess cash paid and equity contributed over historical carrying value of $6 million as a decrease to general partner equity. Prior to this transaction, the 0.5 percent interest was held by MPC and was reflected as the noncontrolling interest retained by MPC in the consolidated financial statements.

Effective December 1, 2014, the Partnership purchased a 22.875 percent interest in Pipe Line Holdings from subsidiaries of MPC for consideration of $600 million, which was financed through borrowings under our bank revolving credit facility, as discussed in Note 16. In addition, the Partnership accepted a contribution of 7.625 percent of outstanding partnership interests of Pipe Line Holdings from subsidiaries of MPC in exchange for the issuance of equity valued at $200 million, as discussed in Note 8. The Partnership recorded the combined 30.5 percent interest at its historical carrying value of $335 million and the excess cash paid and equity contributed over historical carrying value of $465 million as a decrease to general partner equity. Prior to this transaction, the 30.5 percent interest was held by MPC and was reflected as part of the noncontrolling interest retained by MPC in the consolidated financial statements. Beginning December 1, 2014, the consolidated financial statements reflect the 99.5 percent general partner interest in Pipe Line Holdings owned by MPLX LP, while the 0.5 percent limited partner interest held by MPC is reflected as a noncontrolling interest.

On March 1, 2014, the Partnership acquired a 13 percent interest in Pipe Line Holdings from MPC for consideration of $310 million, which was funded with $40 million of cash on hand and $270 million of borrowings on the bank revolving credit facility. The Partnership recorded the 13 percent interest in Pipe Line Holdings at its historical carrying value of $138 million and the excess cash paid over historical carrying value of $172 million as a decrease to general partner equity.

In addition, on May 1, 2013, the Partnership acquired a five percent interest in Pipe Line Holdings from MPC for consideration of $100 million, which was funded with cash on hand. The Partnership recorded the five percent interest in Pipe Line Holdings at its historical carrying value of $54 million and the excess cash paid over historical carrying value of $46 million as a decrease to general partner equity.

These acquisitions were accounted for on a prospective basis and the terms of the acquisitions were approved by the conflicts committee of the board of directors of the general partner, which is comprised entirely of independent directors.

Changes in MPLX LP’s equity resulting from changes in its ownership interest in Pipe Line Holdings were as follows:

(In millions)	2015	2014	2013
Net income attributable to MPLX LP	$156	$121	$78
Transfer to noncontrolling interest:
Decrease in general partner-MPC equity for purchases of additional interest in Pipe Line Holdings	(6)	(638)	(46)
Change from net income attributable to MPLX LP and transfer to noncontrolling interest	$150	$(517)	$32

5. Equity Method Investments

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, LLC (“Utica Operating”), a wholly-owned and consolidated subsidiary of MarkWest, and EMG Utica (together the “Members”), executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio. The related LLC agreement has been amended from time to time (the LLC agreement as currently in effect is referred to as the “Amended LLC Agreement”). The aggregate funding commitment of EMG Utica was $950 million (the “Minimum EMG Investment”). Thereafter, Utica Operating was required to fund, as needed, 100 percent of future capital for MarkWest Utica EMG until such time as the aggregate capital that had been contributed by the Members reached $2 billion, which occurred prior to the MarkWest Merger. Until such time as the investment balances of Utica Operating and EMG Utica are in the ratio of 70 percent and 30 percent, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to 10 percent of each capital call for MarkWest Utica EMG, and Utica Operating will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, Utica Operating and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of December 31, 2015, EMG Utica has contributed $996 million and Utica Operating has contributed approximately $1.5 billion to MarkWest Utica EMG.
Under the Amended LLC Agreement, after EMG Utica has contributed more than $500 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $4 million for the 28 days ended December 31, 2015.
Under the Amended LLC Agreement, Utica Operating will continue to receive 60 percent of cash generated by MarkWest Utica EMG that is available for distribution until the earlier of December 31, 2016 and the date on which Utica Operating’s investment balance equals 60 percent of the aggregate investment balances of the Members. After the earlier of those dates, cash generated by MarkWest Utica EMG that is available for distribution will be allocated to the Members in proportion to their respective investment balances. As of December 31, 2015, Utica Operating’s investment balance in MarkWest Utica EMG was approximately 56 percent.
MarkWest Utica EMG is deemed to be a VIE. As of the date of the MarkWest Merger, Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. The Partnership’s portion of MarkWest Utica EMG’s net assets, which was $2.2 billion at December 31, 2015, is reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the 28 days ended December 31, 2015. The Partnership receives engineering and construction and administrative management fee revenue and other direct personnel costs (“Operational Service” revenue) for operating MarkWest Utica EMG. The amount of Operational Service revenue related to MarkWest Utica EMG for the 28 days ended December 31, 2015 was less than $1 million and is reported as Other income - related parties in the Consolidated Statements of Income.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners (“Summit”). As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, the Partnership reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. The Partnership receives Operational Service revenue for operating Ohio Gathering. The amount of operational service revenue related to Ohio Gathering for the 28 days ended December 31, 2015 was approximately $2 million and is reported as Other income - related parties in the Consolidated Statements of Income.

Ohio Condensate

In December 2013, MarkWest formed Utica Condensate for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in the state of Ohio. As of December 31, 2015 the Partnership owned 100 percent of Utica Condensate. Utica Condensate’s business is conducted solely through its subsidiary, Ohio Condensate Company L.L.C. (“Ohio Condensate”), which is a joint venture between Utica Condensate and Summit. As of December 31, 2015, Utica Condensate owned 60 percent of Ohio Condensate. The Partnership accounts for Ohio Condensate, which is a VIE, as an equity method investment as MPLX exercises significant influence, but does not control Ohio Condensate and is not its primary beneficiary due to Summit’s voting rights on significant matters. The Partnership’s portion of Ohio Condensate’s net assets are reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership receives Operational Service revenue for operating Ohio Condensate. The amount of Operational Service revenue related to Ohio Condensate for the 28 days ended December 31, 2015 was less than $1 million and is reported as Other income - related parties in the Consolidated Statements of Income.

Summarized financial information from the date of the MarkWest Merger and as of December 31, 2015 for equity method investments is as follows:

(In millions)	MarkWest Utica EMG (1)	Other VIEs	Non-VIEs	Total
Income statement data:
Revenue	18	2	9	29
Income from operations	9	—	1	10
Net income	10	—	1	11
Balance sheet data:
Current assets	113	7	30	150
Noncurrent assets	2,207	169	243	2,619
Current liabilities	77	7	18	102
Noncurrent liabilities	1	12	—	13

(1)	MarkWest Utica EMG’s noncurrent assets includes its investment in its subsidiary Ohio Gathering, which does not appear elsewhere in this table. The investment was $781 million as of December 31, 2015.

As of December 31, 2015, the carrying value of our equity method investments was $961 million higher than the underlying net assets of investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $371 million of excess related to goodwill.

6. Related Party Agreements and Transactions

The Partnership’s material related parties included:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest. Muskegon owns a common carrier products pipeline.

•	MarkWest Utica EMG, in which MPLX has a 60 percent interest. MarkWest Utica EMG is engaged in significant natural gas processing and NGL fractionation, transportation and marketing in eastern Ohio.

•	Ohio Gathering, in which MPLX has a 36 percent indirect interest. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of Ohio.

•	Jefferson Dry Gas, in which MPLX has a 67 percent interest. Jefferson Dry Gas is engaged in dry natural gas gathering in the county of Jefferson, Ohio.

•
Ohio Condensate, in which MPLX has a 60 percent interest. Ohio Condensate is engaged in wellhead condensate gathering, stabilization, terminalling, transportation and storage within certain defined areas of Ohio.

Commercial Agreements

The Partnership has various long-term, fee-based transportation services and storage services agreements with MPC. Under these agreements, the Partnership provides transportation and storage services to MPC, and MPC has committed to provide the Partnership with minimum quarterly throughput volumes on crude oil and products systems and minimum storage volumes of crude oil, products and butane. The Partnership believes the terms and conditions under these agreements, as well as the initial agreements with MPC described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements with MPC include:

•
three separate 10-year transportation services agreements and one five-year transportation services agreement under which MPC pays the Partnership fees for transporting crude oil on various of our crude oil pipeline systems;

•	four separate 10-year transportation services agreements under which MPC pays the Partnership fees for transporting products on each of our refined product pipeline systems;

•	a five-year transportation services agreement under which MPC pays the Partnership fees for handling crude oil and products at our Wood River, Illinois barge dock;

•	a 10-year storage services agreement under which MPC pays the Partnership fees for providing storage services at our Neal, West Virginia butane cavern; and

•	four separate three-year storage services agreements under which MPC pays the Partnership fees for providing storage services at our tank farms.

All of the transportation services agreements with MPC for the Partnership’s crude oil and product pipeline systems (other than the Wood River, Illinois to Patoka, Illinois crude system) automatically renew for up to two additional five-year terms unless terminated by either party. The transportation services agreements with MPC for the Wood River to Patoka crude system and the barge dock automatically renew for up to four additional two-year terms unless terminated by either party. The Partnership’s butane cavern storage services agreement with MPC does not automatically renew. The storage services agreements with MPC for the Partnership’s tank farms automatically renew for additional one-year terms unless terminated by either party.

Under the transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. If the minimum capacity of the pipeline falls below the level of MPC’s commitment at any time or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, MPC’s commitment may be reduced or MPC will receive a credit for its minimum volume commitment for that period. In addition to MPC’s minimum volume commitment, MPC is also responsible for any loading, handling, transfer and other charges with respect to volumes we transport for MPC. If the Partnership agrees to make any capital expenditures at MPC’s request, MPC will reimburse it for, or we will have the right in certain circumstances, to file for an increased tariff rate to recover the actual cost of such capital expenditures. The transportation services agreements include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include MPC deciding to permanently or indefinitely suspend refining operations at one or more of its refineries for at least twelve consecutive months and certain force majeure events that would prevent the Partnership or MPC from performing required services under the applicable agreement.

Effective June 11, 2015, MPL entered into a transportation services agreement with MPC pursuant to which MPL will charge fees to MPC, at applicable FERC tariff rates, for transporting products on the Cornerstone pipeline system and related Utica build-out projects. MPC will be obligated to transport certain minimum quarterly volumes of products on the associated pipeline systems. If MPC fails to transport its minimum volume during any quarter, then MPC will pay MPL a quarterly deficiency payment. The amount of any quarterly deficiency payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline system in excess of MPC’s minimum volume commitment during any of the succeeding four quarters, after which time any unused credits will expire. Upon the expiration or termination of this agreement, MPC will have the opportunity to apply any remaining credit amounts until the completion of the succeeding four quarter period, without regard to the minimum volume commitment under the agreement. This agreement has an initial term of 15 years after the project’s in-service date and automatically renews for up to two renewal terms of five years each unless either party provides the other party with written notice of its intent to terminate at least six months prior to the end of the primary term or any renewal term, as applicable.

Under the storage services agreements, the Partnership is obligated to make available to MPC on a firm basis the available storage capacity at our tank farms and butane cavern, and MPC pays the Partnership a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. The Partnership may adjust the per-barrel fee by a percentage equal to an increase in the PPI in early 2015.

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

Operating Agreements

The Partnership operates various pipeline systems owned by MPC under operating services agreements. Under these operating services agreements, the Partnership receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to five years in length and automatically renew unless terminated by either party.

On January 1, 2015, MPC and MPL amended the Amended and Restated Operating Agreement to reflect the transfer of certain assets from MPC to Hardin Street Transportation LLC (“HST”), an indirect, wholly-owned subsidiary of MPC. This amended agreement, with an annual operating fee of $1 million, now covers only the assets not transferred to HST. Also on January 1, 2015, MPL entered into a new agreement with HST (the “HST Operating Agreement”) for operation of the transferred assets with an annual fee of $12 million. The HST Operating Agreement has an initial term of one year and automatically renews for additional one-year terms, unless either party provides the other party with written notice of its intent to terminate the agreement at least six months prior to the end of the initial term or any renewal term. In combination, the amended and new agreement did not change the fees received by MPL or the services provided under the agreements.

Management Services Agreements

The Partnership has two management services agreements with MPC under which it provides certain management services to MPC with respect to certain of MPC’s retained pipeline assets. The Partnership received $1 million in fees under these agreements in 2015. The Partnership may adjust annually for inflation and based on changes in the scope of management services provided.

The Partnership also receives engineering and construction and administrative management fee revenue and other direct personnel costs for operating some joint venture entities.

Omnibus Agreement

The Partnership has an omnibus agreement with MPC that addresses its payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of the general partner and the Partnership’s reimbursement of MPC for the provision of certain general and administrative services to it, as well as MPC’s indemnification of the Partnership for certain matters, including environmental, title and tax matters.

Employee Services Agreements

The Partnership has two employee services agreements with MPC under which it reimburses MPC for the provision of certain operational and management services to the Partnership in support of its pipelines, barge dock, butane cavern and tank farms within the L&S segment. Effective December 28, 2015, the Partnership entered into an additional employee services agreement under which it reimburses MPC for the same type of services in support of its midstream assets utilized in the natural gas and NGLs businesses within the G&P segment as well as certain other services in support of the Partnership.

Loan Agreements

On December 4, 2015, the Partnership entered into a loan agreement with MPC Investment LLC (“MPC Investment”), a wholly-owned subsidiary of MPC. Under the terms of the agreement, MPC Investment will make a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During 2015, the Partnership borrowed $301 million and repaid $293 million, for an outstanding balance at December 31, 2015 of $8 million, which is included in Payables to related parties on the Consolidated Balance Sheets. Borrowings were at an average interest rate of 1.744 percent, per annum. In connection with this loan agreement, the Partnership terminated the previous revolving credit agreement of $50 million with MPC, effective December 31, 2015.

Related Party Transactions

The Partnership believes that transactions with related parties were conducted on terms comparable to those with unrelated parties. Related party sales to MPC consisted of crude oil and refined products pipeline transportation services based on regulated tariff rates and storage services based on contracted rates. Related party sales to MPC also consist of revenue related to volume deficiency credits.

Revenue received from related parties related to service and product sales were as follows:

(In millions)	2015	2014	2013
Service revenue
MPC	$481	$451	$384
Product sales
MPC	$1	$—	$—

The revenue received for operating pipelines for related parties included in Other income - related parties on the Consolidated Statements of Income were as follows:

(In millions)	2015	2014	2013
MPC	$24	$22	$18
Centennial	1	1	1
Ohio Gathering	2	—	—
Total	$27	$23	$19

MPC provides executive management services and certain general and administrative services to the Partnership under the terms of the omnibus agreement. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. Charges for services included in Purchases from related parties primarily relate to services that support the Partnership’s operations and maintenance activities, as well as compensation expenses. Charges for services included in General and administrative expenses primarily relate to services that support the Partnership’s executive management, accounting and human resources activities. These charges were as follows:

(In millions)	2015	2014	2013
Purchases from related parties	$25	$25	$18
General and administrative expenses	34	31	31
Total	$59	$56	$49

Also under terms of the omnibus agreement, some service costs related to engineering services are associated with assets under construction. These costs added to Property, plant and equipment were as follows:

(In millions)	2015	2014	2013
MPC	$13	$8	$8

MPLX LP obtains employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as Purchases from related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as General and administrative expenses.

Employee services expenses from related parties were as follows:

(In millions)	2015	2014	2013
Purchases from related parties	$77	$73	$77
General and administrative expenses	20	24	16
Total	$97	$97	$93

Receivables from related parties were as follows:

	December 31,
(In millions)	2015	2014
MPC	$76	$41
Centennial	1	—
Jefferson Dry Gas	2	—
MarkWest Utica EMG	4	—
Ohio Gathering	5	—
Total	$88	$41

Long-term receivables related to reimbursements from the MarkWest Merger to be provided by MPC for the conversion of Class B units were as follows:

	December 31,
(In millions)	2015	2014
MPC	$25	$—

Payables to related parties were as follows:

	December 31,
(In millions)	2015	2014
MPC	$26	$20
MarkWest Utica EMG	21	—
Total	$47	$20

Under the Partnership’s transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as deferred revenue-related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. The Partnership recognizes revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the applicable four or eight quarter period. The use or expiration of the credits is a decrease in deferred revenue-related parties.

During 2015 and 2014, MPC did not transport its minimum committed volumes on certain pipeline systems. In addition, capital projects we are undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The deferred revenue-related parties associated with the minimum volume deficiencies and project reimbursements were as follows:

	December 31,
(In millions)	2015	2014
Minimum volume deficiencies - MPC	$36	$30
Project reimbursements - MPC	5	5
Total	$41	$35

Certain asset transfers between the Partnership and MPC, including additions to property, plant and equipment related to capitalized interest incurred by MPC on the Partnership’s behalf, and certain expenses, such as stock-based compensation, incurred by MPC on the Partnership’s behalf have been recorded as non-cash capital contributions or distributions. The non-cash contributions from MPC were less than $1 million in 2015, 2014 and 2013.

7. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to MPLX LP by the weighted average number of common units and subordinated units outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, certain equity-based compensation awards and incentive distribution rights.
As discussed further in Note 8, the subordinated units, all of which were owned by MPC, were converted into common units during the third quarter of 2015. For purposes of calculating net income per unit, the subordinated units were treated as if they converted to common units on July 1, 2015.
In 2015, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Diluted net income per limited partner unit for 2014 and 2013 reporting periods is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2014 or 2013.

(In millions)	2015	2014	2013
Net income attributable to MPLX LP	$156	$121	$78
Less: General partner’s distributions declared (including IDRs)(1)	60	6	2
Limited partners’ distributions declared on common units(1)	224	54	43
Limited partner’s distributions declared on subordinated units(1)	31	52	43
Undistributed net (loss) income attributable to MPLX LP	$(159)	$9	$(10)

(1)	See Note 8 for information regarding the distribution.

	2015
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$60	$224	$31	$315
Undistributed net loss attributable to MPLX LP	(3)	(127)	(29)	(159)
Net income attributable to MPLX LP	$57	$97	$2	$156
Weighted average units outstanding:
Basic	2	79	18	99
Diluted	2	80	18	100
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.23	$0.11
Diluted		$1.22	$0.11

	2014
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared	$6	$54	$52	$112
Undistributed net income attributable to MPLX LP	2	4	3	9
Net income attributable to MPLX LP	$8	$58	$55	$121
Weighted average units outstanding:
Basic	2	37	37	76
Diluted	2	37	37	76
Net income attributable to MPLX LP:
Basic		$1.55	$1.50
Diluted		$1.55	$1.50

	2013
(In millions, except per-unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared	$2	$43	$43	$88
Undistributed net loss attributable to MPLX LP	—	(4)	(6)	(10)
Net income attributable to MPLX LP	$2	$39	$37	$78
Weighted average units outstanding:
Basic	1	37	37	75
Diluted	1	37	37	75
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.05	$1.01
Diluted		$1.05	$1.01

8. Equity

Units Outstanding - The Partnership had 296,687,176 common units outstanding as of December 31, 2015. Of that number, 56,932,134 were owned by MPC. The two percent general partner interest, represented by 6,800,475 general partner units, was owned by MPC. See below for discussion of units issued in connection with the MarkWest Merger.
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
MarkWest Merger - On December 4, 2015, the Partnership completed the MarkWest Merger. As defined in the merger agreement, each common unit of MarkWest issued and outstanding at the effective time of the MarkWest Merger was converted into the right to receive 1.09 common units of MPLX LP. This resulted in the issuance of 216,350,465 common units. The Class A units of MarkWest outstanding immediately prior to the MarkWest Merger were converted into 28,554,313 Class A units of MPLX LP having substantially similar rights and obligations that the Class A units of MarkWest had immediately prior to the combination. Each Class B unit of MarkWest outstanding had immediately prior to the merger converted into the right to receive one Class B unit of MPLX LP having substantially similar rights, including conversion and registration rights, and obligations that the Class B units of MarkWest had immediately prior to the merger. This resulted in the issuance of 7,981,756 MPLX LP Class B units. On July 1, 2016 and July 1, 2017 (unless earlier converted upon certain fundamental changes regarding MPLX LP), each Class B unit of MPLX LP will automatically convert into 1.09 MPLX LP common units and the right to receive $6.20 in cash.
ATM Program - On May 18, 2015, the Partnership filed a prospectus supplement to its shelf registration statement filed with the SEC on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program is referred to as our “ATM Program”). The Partnership expects the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the year ended December 31, 2015, the Partnership issued an aggregate of 25,166 common units under our ATM Program, generating net proceeds of approximately $1 million.
The table below summarizes the changes in the number of units outstanding through December 31, 2015:

(In units)	Common	Class B	Subordinated	General Partner	Total
Balance at December 31, 2012	36,951,515	—	36,951,515	1,508,225	75,411,255
Balance at December 31, 2013	36,951,515	—	36,951,515	1,508,225	75,411,255
Unit-based compensation awards	15,479	—	—	316	15,795
Contribution of interest in Pipe Line Holdings	2,924,104	—	—	59,676	2,983,780
December 2014 equity offering	3,450,000	—	—	70,408	3,520,408
Balance at December 31, 2014	43,341,098	—	36,951,515	1,638,625	81,931,238
Unit-based compensation awards	18,932	—	—	386	19,318
Issuance of units under the ATM program	25,166	—	—	514	25,680
Subordinated unit conversion	36,951,515	—	(36,951,515)	—	—
MarkWest Merger	216,350,465	7,981,756		5,160,950	229,493,171
Balance at December 31, 2015	296,687,176	7,981,756	—	6,800,475	311,469,407
2014 Activity

Effective December 1, 2014, as discussed in Note 4, the Partnership accepted a contribution of 7.625 percent of outstanding partnership interests of Pipe Line Holdings from subsidiaries of MPC in exchange for the issuance of equity valued at $200 million. The equity consideration consisted of 2,924,104 MPLX common units and was calculated by dividing $200 million by the average closing price for MPLX common units for the ten trading days preceding December 1, 2014, which was $68.397.

On December 8, 2014, the Partnership closed an equity offering of 3,450,000 common units at a public offering price of $66.68 per unit. The Partnership used the net proceeds of $221 million to repay borrowings under its revolving credit facility and for general partnership purposes.

As a result of the contribution mentioned above and the December 2014 equity offering, MPLX GP contributed $9 million in exchange for 130,084 general partner units to maintain its general partnership interest.

2015 Activity

As a result of common units issued under the ATM Program during 2015, MPLX GP contributed less than $1 million in exchange for 514 general partner units to maintain its general partner interest.

In connection with the MarkWest Merger discussed in Note 4, MPLX GP contributed $169 million in exchange for 5,160,950 general partner units to maintain its general partner interest.

Issuance of Additional Securities - The partnership agreement authorizes the Partnership to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by the general partner without the approval of the unitholders.

Incentive Distribution Rights - The following table illustrates the percentage allocations of available cash from operating surplus between the common and subordinated unitholders and the general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of the general partner and common and subordinated unitholders in any available cash from operating surplus the Partnership distributes up to and including the corresponding amount in the column “Total quarterly distribution per unit target amount.” The percentage interests shown for its common and subordinated unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the general partner include its two percent general partner interest and assume that the general partner has contributed any additional capital necessary to maintain its two percent general partner interest, the general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

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

Net Income Allocation - In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to the unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

(In millions)	2015	2014	2013
Net income attributable to MPLX LP	$156	$121	$78
Less: General partner's incentive distribution rights and other	55	4	—
Net income attributable to MPLX LP available to general and limited partners	$101	$117	$78

General partner’s interest in net income attributable to MPLX LP	$2	$2	$2
General partner's incentive distribution rights and other	55	4	—
General partner's interest in net income attributable to MPLX LP	$57	$6	$2
Cash distributions - The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive. In accordance with the partnership agreement, on January 25, 2016, the Partnership declared a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $189 million, or $0.50 per unit. This distribution was paid on February 12, 2016 to unitholders of record on February 4, 2016. See the table below for the IDR impact for 2015.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the year ended December 31, 2015, 2014 and 2013. The distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2015	2014	2013
General partner's distributions:
General partner's distributions	$6	$2	$2
General partner's incentive distribution rights distributions	54	4	—
Total general partner's distributions	$60	$6	$2
Limited partners' distributions:
Common unitholders	$224	$54	$43
Subordinated unitholders	31	52	43
Total limited partners' distributions	255	106	86
Total cash distributions declared	$315	$112	$88

9. Segment Information

The Partnership’s chief operating decision maker is the chief executive officer (“CEO”) of its general partner. The CEO reviews the Partnership’s discrete financial information, makes operating decisions, assesses financial performance and allocates resources on a type of service basis. The Partnership has two reportable segments: L&S and G&P. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•	L&S - transports and stores crude oil, refined products and other hydrocarbon-based products.

•
G&P - gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs. This segment is the result of the MarkWest Merger on December 4, 2015 discussed in more detail in Note 4. Segment information for periods prior to the MarkWest Merger does not include amounts for these operations.

The Partnership has investments in entities that are accounted for using the equity method of accounting (see Note 5). However, the CEO views financial information as if those investments were consolidated.

Segment operating income represents income from operations attributable to the reportable segments. Corporate general and administrative expenses, unrealized derivative gains (losses) and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments.

The tables below present information about income from operations and capital expenditures for the reported segments:

	2015
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$547	$150	$697
Segment other income	30	—	30
Total segment revenues and other income	577	150	727
Costs and expenses:
Segment cost of revenues	254	62	316
Segment operating income before portion attributable to noncontrolling interest	323	88	411
Segment portion attributable to noncontrolling interest	1	12	13
Segment operating income attributable to MPLX LP	$322	$76	$398

2014
(In millions)	L&S
Revenues and other income:
Segment revenues	$520
Segment other income	28
Total segment revenues and other income	548
Costs and expenses:
Segment cost of revenues	250
Segment operating income before portion attributable to noncontrolling interest	298
Segment portion attributable to noncontrolling interest	85
Segment operating income attributable to MPLX LP	$213

2013
(In millions)	L&S
Revenues and other income:
Segment revenues	$463
Segment other income	23
Total segment revenues and other income	486
Costs and expenses:
Segment cost of revenues	237
Segment operating income before portion attributable to noncontrolling interest	249
Segment portion attributable to noncontrolling interest	106
Segment operating income attributable to MPLX LP	$143

(in millions)	2015	2014	2013
Reconciliation to Income from operations:
Segment operating income attributable to MPLX	$398	$213	$143
Segment portion attributable to unconsolidated affiliates	(21)	—	—
Segment portion attributable to noncontrolling interest	13	85	106
Income from equity method investments	3	—	—
Other income - related parties	2	—	—
Unrealized derivative gains	4	—	—
Depreciation and amortization	(89)	(50)	(49)
General and administrative expenses	(104)	(65)	(53)
Income from operations	$206	$183	$147

(in millions)	2015	2014	2013
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$727	$548	$486
Revenue adjustment from unconsolidated affiliates	(28)	—	—
Income from equity method investments	3	—	—
Other income - related parties	2	—	—
Unrealized derivative loss	(1)	—	—
Total revenues and other income	$703	$548	$486

(in millions)	2015	2014	2013
Reconciliation to Net income attributable to noncontrolling interests
Segment portion attributable to noncontrolling interest	$13	$85	$106
Portion of noncontrolling interests related to items below segment income from operations	(7)	(28)	(38)
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	(5)	—	—
Net income attributable to noncontrolling interests	$1	$57	$68

The following reconciles segment capital expenditures to total capital expenditures:

(In millions)	2015	2014	2013
L&S segment capital expenditures	$188	$79	$107
G&P segment capital expenditures(1)	100	—	—
Total segment capital expenditures	288	79	107
Less: Capital expenditures for Partnership operated, non-wholly owned subsidiaries	(24)	—	—
Total capital expenditures	$264	$79	$107

(1)	The G&P segment includes $24 million of capital expenditures related to Partnership operated, non-wholly owned subsidiaries.

Total assets by reportable segment were:

	December 31,
(In millions)	2015	2014
L&S	$1,431	$1,214
G&P	14,246	—
Total assets	$15,677	$1,214

10. Major Customer and Concentration of Credit Risk

MPC accounted for 72 percent, 86 percent and 83 percent of the Partnership’s total revenues and other income for 2015, 2014 and 2013, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties, which are treated as third-party revenue for accounting purposes. The Partnership provides crude oil and product pipeline transportation and storage services to MPC and operate pipelines on behalf of MPC.

The Partnership has a concentration of trade receivables due from customers in the same industry, MPC, integrated oil companies, independent refining companies and other pipeline companies. These concentrations of customers may impact the Partnership’s overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. The Partnership manages its exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, it may request letters of credit, prepayments or guarantees.

11. Income Tax

The Partnership is not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on the Partnership’s net income generally are borne by its partners through the allocation of taxable income. The Partnership’s income tax provision results from partnership activity in the states of Texas and Tennessee. MarkWest Hydrocarbon is a tax paying entity for both federal and state tax purposes.

The Partnership and MarkWest Hydrocarbon’s income tax expense was $2 million for the year ended December 31, 2015, and a benefit of less than $1 million for 2014 and 2013, respectively. Our effective tax rate was one percent for 2015 and less than one percent for 2014 and 2013.

The components of the provision for income tax expense (benefit) are as follows:

(In millions)	2015
Deferred income tax expense (benefit):
Federal	$3
State	(1)
Total deferred	2
Provision for income tax	$2

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate of 35 percent to the income before income taxes for the year ended December 31, 2015 is as follows:

(In millions)	MarkWest Hydrocarbon	Partnership	Eliminations	Consolidated
Income before provision for income tax	$9	$149	$1	$159
Federal statutory rate	35%	—%	—%
Federal income tax at statutory rate(1)	3	—	—	3
State income taxes net of federal benefit - MarkWest Hydrocarbon	—	(1)	—	(1)
Provision on income from Class A units(1)	1	—	—	1
Other	(1)	—	—	(1)
Provision for income tax	$3	$(1)	$—	$2

(1)	MarkWest Hydrocarbon pays tax on its share of the Partnership’s income or loss as a result of its ownership of Class A units.

Deferred tax assets and liabilities consist of the following:

	December 31,
(In millions)	2015	2014
Deferred tax assets:
Derivatives	$9	$—
Net operating loss carryforwards	62	—
Total deferred tax assets	71	—
Deferred tax liabilities
Property, plant and equipment	6	—
Investments in subsidiaries and affiliates	442	—
Total deferred tax liabilities	448	—
Net deferred tax liabilities(1)	$377	$—

(1)	See Note 3 for discussion regarding a recently adopted accounting standard related to deferred tax assets and liabilities.

At December 31, 2015, MarkWest Hydrocarbon had tax-effected federal operating loss carryforwards of $58 million, which expire in 2033 through 2035 and tax-effected state operating loss carryforwards of $4 million, which expire in 2017 through 2035.

Significant judgment is required in evaluating tax positions and determining the Partnership and MarkWest Hydrocarbon’s provision for income taxes. During the ordinary course of business, there may be transactions and calculations for which the ultimate tax determination is uncertain. However, the Partnership and MarkWest Hydrocarbon did not have any material uncertain tax positions for the years ended December 31, 2015, 2014 or 2013.

Any interest and penalties related to income taxes were recorded as a part of the provision for income taxes. Such interest and penalties were a net expense of less than $1 million in 2015, and a net benefit of less than $1 million in 2014 and 2013. As of

December 31, 2015 and 2014, less than $1 million of interest and penalties were accrued related to income taxes. In addition, the Partnership and MarkWest Hydrocarbon have federal and state tax years 2011 through 2014 open to examination.

12. Inventories

Inventories consist of the following:

	December 31,
(In millions)	2015	2014
NGLs	$3	$—
Line fill	5	—
Spare parts, materials and supplies	41	12
Total inventories	$49	$12

13. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated Useful Lives	December 31,
(In millions)		2015	2014
Natural gas gathering and NGL transportation pipelines and facilities	15 - 30 years	$4,307	$—
Processing, fractionation and storage facilities	24 - 37 years	3,185	166
Pipelines and related assets	19 - 42 years	1,128	1,081
Land, building, office equipment and other	5 - 25 years	559	29
Construction in progress		939	85
Total		10,118	1,361
Less accumulated depreciation		435	353
Property, plant and equipment, net		$9,683	$1,008

Property, plant and equipment includes gross assets acquired under capital leases of approximately $25 million at December 31, 2015 and 2014, with related amounts in accumulated depreciation of approximately $7 million at December 31, 2015 and 2014.

14. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions as discussed in Note 15. As part of the MarkWest Merger, the MarkWest opening balance sheet was valued at fair value (see Note 4).

Money market funds are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. The derivative contracts are measured at fair value on a recurring basis and classified within Level 2 and Level 3 of the valuation hierarchy. The Level 2 and Level 3 measurements are obtained using a market approach. LIBOR rates are an observable input for the measurement of all derivative contracts. The measurements for all commodity contracts contain observable inputs in the form of forward prices based on WTI crude oil prices; and Columbia Appalachia, Henry Hub, PEPL and Houston Ship Channel natural gas prices. Level 2 instruments include crude oil and natural gas swap contracts. MPLX settled natural gas swaps during the year ended December 31, 2015; however, no such instruments were outstanding as of December 31, 2015. The valuations are based on the appropriate commodity prices and contain no significant unobservable inputs. Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The significant unobservable inputs for NGL transactions and embedded derivatives in commodity contracts include NGL prices interpolated and extrapolated due to inactive markets, electricity price curves, and probability of renewal. The following table presents the financial instruments carried at fair value as of December 31, 2015 classified by the valuation hierarchy.

(In millions)	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$2	$—
Significant unobservable inputs (Level 3)
Commodity contracts	7	—
Embedded derivatives in commodity contracts	—	(32)
Total carrying value in Consolidated Balance Sheets	$9	$(32)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of December 31, 2015. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period
Commodity contracts	Assets	Forward ethane prices (per gallon)	$0.16 - $0.19	Jan. 2016 - Dec. 2016
		Forward propane prices (per gallon)	$0.39 - $0.44	Jan. 2016 - Dec. 2016
		Forward isobutane prices (per gallon)	$0.54 - $0.57	Jan. 2016 - Mar. 2016
		Forward normal butane prices (per gallon)	$0.51 - $0.57	Jan. 2016 - Mar. 2016
		Forward natural gasoline prices (per gallon)	$0.89 - $0.93	Jan. 2016 - Dec. 2016

Embedded derivatives in commodity contracts	Liabilities	Forward propane prices (per gallon)(1)	$0.39 - $0.49	Jan. 2016 - Dec. 2022
		Forward isobutane prices (per gallon)(1)	$0.53 - $0.64	Jan. 2016 - Dec. 2022
		Forward normal butane prices (per gallon)(1)	$0.48 - $0.60	Jan. 2016 - Dec. 2022
		Forward natural gasoline prices (per gallon)(1)	$0.89 - $1.04	Jan. 2016 - Dec. 2022
		Forward natural gas prices (per MMBtu)(2)	$2.18 - $3.39	Jan. 2016 - Dec. 2022
		ERCOT Pricing (per MegaWatt Hour)	$23.08 - $44.58	Jan. 2016 - Dec. 2016
		Probability of renewal(3)	50.0%

(1)	NGL prices used in the valuation are generally at the lower end of the range in the early years and increase over time.

(2)	Natural gas prices used in the valuations are generally at the lower end of the range in the early years and increase over time.

(3)
The producer counterparty to the embedded derivative has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five-year terms after 2022. The embedded gas purchase agreement cannot be renewed without the renewal of the related keep-whole processing agreement. Due to the significant number of years until the renewal options are exercisable and the high level of uncertainty regarding the counterparty’s future business strategy, the future commodity price environment, and the future competitive environment for midstream services in the Southern Appalachian region, management determined that a 50 percent probability of renewal for the first five-year term and 75 percent for the second five-year term are appropriate assumptions. Included in this assumption is a further extension of management’s estimates of future frac spreads through 2032.

Fair Value Sensitivity Related to Unobservable Inputs

Commodity contracts (assets and liabilities) - For the Partnership’s commodity contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another.

Embedded derivative in commodity contracts - The Natural Gas Embedded Derivative liability is a single embedded derivative comprised of both the purchase of natural gas at prices impacted by the frac spread and the probability of contract renewal as discussed further in Note 15. Increases (decreases) in forward NGL prices result in an increase (decrease) in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

Level 3 Valuation Process

The Partnership’s Risk Management Department (the “Risk Department”) is responsible for the valuation of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts, except for the Natural Gas Embedded Derivative. The Risk Department reports to the Chief Financial Officer and is responsible for the oversight of the Partnership’s commodity risk management program. The members of the Risk Department have the requisite experience, knowledge and day-to-day involvement in the energy commodity markets to ensure appropriate valuations and understand the changes in the valuations from period to period. The valuations of the Level 3 commodity derivative contracts are performed by a third-party pricing service and reviewed and validated on a quarterly basis by the Risk Department by comparing the pricing and option volatilities to actual market data and/or data provided by at least one other independent third-party pricing service.
Management is responsible for the valuation of the Natural Gas Embedded Derivative discussed in Note 15. Included in the valuation of the Natural Gas Embedded Derivative are assumptions about the forward price curves for NGLs and natural gas for periods in which price curves and not available from third-party pricing services due to insufficient market data. The Risk Department must develop forward price curves for NGLs and natural gas through the initial contract term (January 2016 through December 2022) for management’s use in determining the fair value of the Natural Gas Embedded Derivative. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves. Management also assesses the probability of the producer customer’s renewal of the contracts, which includes consideration of:

•
The estimated favorability of the contracts to the producer customer as compared to other options that would be available to them at the time and in the relative geographic area of their producing assets

•	Extrapolated pricing curves, using a weighted average probability method that is based on historical frac spreads, which impact the calculation of favorability

•	The producer customer’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts

Changes in Level 3 Fair Value Measurements

The tables below include a roll forward of the balance sheet amounts for the years ended December 31, 2015 (including the change in fair value) for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy.

	2015
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$—
Net positions assumed in conjunction with the MarkWest Merger	7	(38)
Total gain (realized and unrealized) included in earnings(1)	3	5
Settlements	(3)	1
Fair value at end of period	$7	$(32)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held at end of period	$2	$5

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Product sales in the accompanying Consolidated Statements of Income. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Costs of revenue and Purchased product costs.

Fair Values – Reported

The Partnership’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, accounts payable, payables to related parties, and long-term debt. The Partnership’s fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) MPC’s investment-grade credit rating and (3) its historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The Partnership believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the Credit Facility, if any, approximate fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 15).

The SMR liability and $4.1 billion aggregate principal of the Partnership’s long-term debt were recorded at fair value in connection with the MarkWest Merger as of December 4, 2015, which established a new cost basis for each of those liabilities. The fair value of the long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and the Partnership’s unsecured borrowing rate. The long-term debt fair values are considered Level 3 measurements and SMR liability fair values are considered Level 2 measurements.

The following table summarizes the fair value and carrying value of the Partnership’s long-term debt, excluding capital leases, and SMR liability.

	December 31,
	2015		2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$5,212	$5,255	$636	$635
SMR liability	$99	$100	$—	$—

15. Derivative Financial Instruments

Commodity Derivatives

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond the Partnership’s control. The Partnership’s profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by the Partnership’s producer customers, such prices also affect profitability. To protect itself financially against adverse price movements and to maintain more stable and predictable cash flows so that the Partnership can meet its cash distribution objectives, debt service and capital plans, the Partnership executes a strategy governed by its risk management policy. The Partnership has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as conditions warrant. The Partnership enters into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps and options traded on the OTC market and fixed price forward contracts. The risk management policy does not allow the Partnership to take speculative positions with its derivative contracts.

To mitigate its cash flow exposure to fluctuations in the price of NGLs, the Partnership has entered into derivative financial instruments relating to the future price of NGLs and crude oil. The Partnership currently manages the majority of its NGL price risk using direct product NGL derivative contracts. The Partnership enters into NGL derivative contracts when adequate market liquidity exists and future prices are satisfactory. A portion of the Partnership’s NGL price exposure is managed by using crude oil contracts. In periods where NGL prices and crude oil prices are not consistent with the historical relationship, the crude oil contracts create increased risk and additional gains or losses. The Partnership may settle its crude oil contracts prior to the contractual settlement date in order to take advantage of favorable terms and reduce the future exposure resulting from the less effective crude oil contracts. Based on its current volume forecasts, the majority of its derivative positions used to manage the future commodity price exposure are expected to be direct product NGL derivative contracts.

To mitigate its cash flow exposure to fluctuations in the price of natural gas, the Partnership primarily utilizes derivative financial instruments relating to the future price of natural gas and takes into account the partial offset of its long and short gas positions resulting from normal operating activities. The Partnership has no such positions outstanding as of December 31, 2015.

As a result of its current derivative positions, the Partnership has mitigated a portion of its expected commodity price risk through the fourth quarter of 2016. The Partnership would be exposed to additional commodity risk in certain situations such as if producers under deliver or over deliver product or when processing facilities are operated in different recovery modes. In the event the Partnership has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

Management conducts a standard credit review on counterparties to derivative contracts, and has provided the counterparties with a guaranty as credit support for its obligations. A separate agreement with certain counterparties allows MarkWest Liberty Midstream to enter into derivative positions without posting cash collateral. The Partnership uses standardized agreements that allow for offset of certain positive and negative exposures (“master netting arrangements”) in the event of default or other terminating events, including bankruptcy.

The Partnership records derivative contracts at fair value in the Consolidated Balance Sheets and has not elected hedge accounting or the normal purchases and normal sales designation (except for electricity contracts, for which the normal purchases and normal sales designation has been elected). The Partnership’s accounting may cause volatility in the Consolidated Statements of Income as the Partnership recognizes in current earnings all unrealized gains and losses from the changes in fair value of derivatives.

Volume of Commodity Derivative Activity

As of December 31, 2015, the Partnership had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (bbl)	Short	109,800
NGLs (gal)	Short	43,837,756

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, the Partnership executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contract. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of December 31, 2015, the estimated fair value of this contract was a liability of $31 million.

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest operations through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2016 with the ability to fix the commodity contract for its remaining year. Changes in the fair value of the derivative component of this contract were recognized as Cost of revenues in the Consolidated Statements of Income. As of December 31, 2015, the estimated fair value of this contract was a liability of $1 million.

Financial Statement Impact of Derivative Contracts

Certain derivative positions are subject to master netting agreements, therefore the Partnership has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of December 31, 2015, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets. The impact of the Partnership’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	December 31, 2015
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability
Commodity contracts(1)
Other current assets / other current liabilities	$9	$(5)
Other noncurrent assets / deferred credits and other liabilities	—	(27)
Total	$9	$(32)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

In the table above, the Partnership does not offset a counterparty’s current derivative contracts with the counterparty’s non-current derivative contracts, although the Partnership’s master netting arrangements would allow current and non-current positions to be offset in the event of default. Additionally, in the event of a default, the Partnership’s master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions and other forms of non-cash collateral (such as letters of credit).

The impact of the Partnership’s derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in the Consolidated Statements of Income is summarized below:

December 31,
(In millions)	2015
Product sales
Realized gain	4
Unrealized loss	(1)
Total revenue: derivative gain from product sales	3
Purchased product costs
Unrealized gain	5
Total gain	8

16. Debt

The Partnership’s outstanding borrowings at December 31, 2015 and 2014 consisted of the following:

	December 31,
(In millions)	2015	2014
MPLX LP:
Bank revolving credit facility due 2020	$877	$385
Term loan facility due 2019	250	250
5.500% senior notes due 2023	710	—
4.500% senior notes due 2023	989	—
4.875% senior notes due 2024	1,149	—
4.000% senior notes due 2025	500	—
4.875% senior notes due 2025	1,189	—
Consolidated subsidiaries:
MarkWest - 5.500% senior notes due 2023	40	—
MarkWest - 4.500% senior notes due 2023	11	—
MarkWest - 4.875% senior notes due 2024	1	—
MarkWest - 4.875% senior notes due 2025	11	—
MPL - capital lease obligations due 2020	9	10
Total	5,736	645
Unamortized debt issuance costs(1)	(8)	—
Unamortized discount(2)	(472)	—
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$5,255	$644

(1)	The Partnership adopted the updated FASB debt issuance cost standard as of June 30, 2015. This has been applied retrospectively and there was no effect to the prior period presented.

(2)	2015 includes $465 million discount related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

The following table shows five years of scheduled debt payments.

(In millions)
2016	$1
2017	1
2018	1
2019	1
2020	1,132

Credit Agreements

On November 20, 2014, MPLX entered into a credit agreement with a syndicate of lenders (“MPLX Credit Agreement”) which provides for a five-year, $1 billion bank revolving credit facility and a $250 million term loan facility. In connection with the closing of the MarkWest Merger, we entered into an amendment to our MPLX Credit Agreement to, among other things, increase the aggregate amount of revolving credit capacity under the credit agreement by $1 billion for total aggregate commitments of $2 billion and to extend the maturity for the bank revolving credit facility to December 4, 2020. The term loan facility was not amended and matures on November 20, 2019. Also in connection with the closing of the MarkWest Merger, MarkWest’s bank revolving credit facility was terminated and the approximately $943 million outstanding under MarkWest’s bank revolving credit facility was repaid with $850 million of borrowings under MPLX’s bank revolving credit facility and $93 million of cash.

The bank revolving credit facility includes a letter of credit issuing capacity of up to $250 million and swingline capacity of up to $100 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $500 million, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended from time-to-time during its term to a date that is one year after the then-effective maturity subject to the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will be terminated on the then-effective maturity date.

The term loan facility was drawn in full on November 20, 2014. The maturity date for the term loan facility may be extended for up to two additional one-year periods subject to the consent of the lenders holding a majority of the outstanding term loan borrowings, provided that the portion of the term loan borrowings held by any non-consenting lenders will continue to be due and payable on the then-effective maturity date. The borrowings under this facility during 2015 were at an average interest rate of 1.670 percent.

Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. The Partnership is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain fees fluctuate based on the credit ratings in effect from time to time on the Partnership’s long-term debt.

The MPLX Credit Agreement includes certain representations and warranties, affirmative and restrictive covenants and events of default that the Partnership considers to be usual and customary for an agreement of this type. This agreement includes a financial covenant that requires the Partnership to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions.) Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict the Partnership and certain of its subsidiaries from incurring debt, creating liens on its assets and entering into transactions with affiliates. As of December 31, 2015, the Partnership was in compliance with the covenants contained in the MPLX Credit Agreement.

In connection with entering into the above mentioned MPLX Credit Agreement in 2014, the Partnership terminated its previously existing $500 million five-year MPLX Operations bank revolving credit agreement, dated as of September 14, 2012. During 2014, we borrowed $280 million under this agreement, at an average interest rate of 1.535 percent, per annum, and repaid all of these borrowings.

During 2015, the Partnership borrowed $992 million under the new bank revolving credit facility, at an average interest rate of 1.617 percent, per annum, and repaid $500 million of these borrowings. At December 31, 2015, the Partnership had $877 million of borrowings and $8 million letters of credit outstanding under this facility, resulting in total unused loan availability of $1.12 billion, or 55.8 percent of the borrowing capacity.

Senior Notes

In connection with the MarkWest Merger, MPLX LP assumed MarkWest’s outstanding debt, which included $4.1 billion aggregate principal amount of senior notes. On December 22, 2015, approximately $4.04 billion aggregate principal amount of MarkWest’s outstanding senior notes were exchanged for an aggregate principal amount of approximately $4.04 billion of new unsecured senior notes issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX and MarkWest, leaving approximately $63 million aggregate principal of outstanding senior notes held by MarkWest.

The new MPLX senior notes consist of (i) approximately $710 million aggregate principal amount of 5.500 percent senior notes due February 15, 2023, (ii) approximately $989 million aggregate principal amount of 4.500 percent senior notes due July 15, 2023, (iii) approximately $1.15 billion aggregate principal amount of 4.875 percent senior notes due December 1, 2024 and (iv) approximately $1.19 billion aggregate principal amount of 4.875 percent senior notes due June 1, 2025. Interest on each series of MPLX senior notes is payable semi-annually in arrears according to the table below.

Senior Notes	Interest payable semi-annually in arrears
5.500% senior notes due 2023	February 15th and August 15th
4.500% senior notes due 2023	January 15th and July 15th
4.875% senior notes due 2024	June 1st and December 1st
4.000% senior notes due 2025	February 15th and August 15th
4.875% senior notes due 2025	June 1st and December 1st

After giving effect to the exchange offer and consent solicitation referred to above, as of December 31, 2015, MarkWest had outstanding (i) approximately $40 million aggregate principal amount of 5.500 percent senior notes due February 15, 2023, (ii) approximately $11 million aggregate principal amount of 4.500 percent senior notes due July 15, 2023, (iii) approximately $1 million aggregate principal amount of 4.875 percent senior notes due December 1, 2024 and (iv) approximately $11 million aggregate principal amount of 4.875 percent senior notes due June 1, 2025. Interest on each series of the MarkWest senior notes is payable semi-annually in arrears consistent with the table above.

On February 12, 2015, the Partnership completed a public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “Feb 2025 Notes”). The net proceeds from the offering of the Feb 2025 Notes were approximately $495 million, after deducting underwriting discounts. The net proceeds were used to repay the amounts outstanding under its bank revolving credit facility, as well as for general partnership purposes. Interest is payable semi-annually in arrears commencing on August 15, 2015.

SMR Transaction

On September 1, 2009, MarkWest completed the SMR Transaction. At that time, MarkWest had begun constructing the SMR at its Javelina gas processing and fractionation complex in Corpus Christi, Texas. Under the terms of the agreement, MarkWest received proceeds of $73 million and the purchaser completed the construction of the SMR. MarkWest and the purchaser also executed a related product supply agreement under which the Partnership will receive the entire product produced by the SMR through 2030 in exchange for processing fees and the reimbursement of certain other expenses. The processing fee payments began when the SMR commenced operations in March 2010. MarkWest was deemed to have continuing involvement with the SMR as a result of certain provisions in the related agreements. Therefore, the transaction is treated as a financing arrangement under GAAP. The Partnership imputes interest on the SMR liability at 6.39 percent annually, its incremental borrowing rate at the time of the purchase accounting valuation. Each processing fee payment has multiple elements: reduction of principal of the SMR liability, interest expense associated with the SMR liability and facility expense related to the operation of the SMR. As part of purchase accounting, the SMR transaction has been recorded at fair value. As of December 31, 2015, the following amounts related to the SMR are included in the accompanying Consolidated Balance Sheets:

(In millions)	December 31, 2015
Assets
Property, plant and equipment, net of accumulated depreciation	$69
Liabilities
Accrued liabilities	4
Deferred credits and other liabilities	96

17. Goodwill and Intangibles

Goodwill

Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit has been reduced below carrying value. The Partnership has performed its annual impairment tests, and no impairment in the carrying value of goodwill has been identified during the periods presented.

In February of 2016, the Partnership’s units were trading at a price per unit significantly lower than the price per unit used to calculate the merger consideration and the resulting goodwill that was assigned to certain reporting units in the G&P segment. The significant assumptions that were used to develop the estimates of the fair values recorded in acquisition accounting and the resulting goodwill assigned to the reporting units are discussed in Note 4. If negative events related to those assumptions occur or if the market price of the units continues to trade at a low level in 2016, the Partnership may need to assess whether this is a change in circumstances that indicates it is more likely than not that the fair value of the reporting units to which the goodwill was assigned in connection with the MarkWest Merger is less than their carrying value and, if so, evaluate goodwill for impairment.

There were no changes in the carrying amount of goodwill for 2014. The changes in carrying amount of goodwill for 2015 were as follows:

(In millions)	L&S	G&P	Total
Beginning balance	$105	$—	$105
Acquisitions(1)	—	2,454	2,454
Ending balance	$105	$2,454	$2,559

(1)	On December 4, 2015, the Partnership completed the MarkWest Merger, see Note 4 for more information.

Intangible Assets

There were no intangible assets as of December 31, 2014. The Partnership’s intangible assets as of December 31, 2015 are comprised of customer contracts and relationships, as follows:

(In millions)	Gross	Accumulated Amortization	Net	Useful Life
L&S	$—	$—	$—	N/A
G&P	468	(2)	466	11-25 years
	$468	$(2)	$466

Estimated future amortization expense related to the intangible assets at December 31, 2015 is as follows:

(In millions)
2016	32
2017	32
2018	32
2019	32
2020	32
Thereafter	306
Total	$466

18. Supplemental Cash Flow Information

(In millions)	2015	2014	2013
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$13	$3	$—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to inventories	$5	$1	$4
Contribution - common units issued	—	200	—
Acquisition:
Fair value of MPLX units issued(1)	7,326	—	—
Payable to seller	50	—	—

(1)	See Note 4.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

(In millions)	2015	2014	2013
Increase (decrease) in capital accruals	$25	$12	$(5)

19. Equity-based Compensation Plan

Description of the Plan

The MPLX LP 2012 Incentive Compensation Plan (“MPLX 2012 Plan”) authorizes the MPLX GP board of directors (the “Board”) to grant unit options, unit appreciation rights, restricted units and phantom units, distribution equivalent rights, unit awards, profits interest units, performance units and other unit-based awards to the Partnership’s or any of its affiliates’ employees, officers and directors, including directors and officers of MPC. No more than 2.75 million MPLX LP common limited partner units may be delivered under the MPLX 2012 Plan. Units delivered pursuant to an award granted under the MPLX 2012 Plan may be funded through acquisition on the open market, from the partnership or from an affiliate of the partnership, as determined by the Board.

Unit-based awards under the Plan

The Partnership expenses all unit-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Phantom Units – The Partnership grants phantom units under the MPLX 2012 Plan to non-employee directors of MPLX LP’s general partner and of MPC. Awards to non-employee directors are accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.

The Partnership grants phantom units under the MPLX 2012 Plan to certain officers and non-officers of MPLX LP, MPLX LP’s general partner and MPC who make significant contributions to our business. These grants are accounted for as employee awards. In general, these phantom units will vest over a requisite service period of up to three years. Prior to vesting, these phantom unit recipients will not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at December 31, 2015 were less than $1 million.

The fair values of phantom units are based on the fair value of MPLX LP common limited partner units on the grant date.

Performance Units - The Partnership grants performance units under the MPLX 2012 Plan to certain officers of MPLX LP’s general partner and certain eligible MPC officers who make significant contributions to its business. These awards are intended to have a per unit payout determined by the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per-unit payout will be the average of the results of four measurement periods during the 36 month requisite service period. These performance units will pay out 75 percent in cash and 25 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and have a weighted average grant date fair value of $1.03 per unit for 2015 and $1.16 per unit for 2014, as calculated using a Monte Carlo valuation model.

Outstanding Phantom Unit Awards

The following is a summary of phantom unit award activity of MPLX LP common limited partner units in 2015:

	Phantom Units
	Number of Units	Weighted Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2014	100,769	$41.66
Granted	962,764	35.00
Settled	(32,314)	40.18
Forfeited	—
Outstanding at December 31, 2015	1,031,219	35.49
Vested and expected to vest at December 31, 2015	1,001,324	35.52	$39.40
Convertible at December 31, 2015	472,665	34.26	$18.60

The 472,665 convertible units are held by our non-employee directors and certain officers. These units are non-forfeitable and issuable upon the director’s departure from our board of directors or the officer’s end of employment.

The following is a summary of the values related to phantom units held by officers and non-employee directors:

	Phantom Units
	Intrinsic Value of Units Issued During the Period (in millions)	Weighted Average Grant Date Fair Value of Units Granted During the Period
2015	$3	$35.00
2014	1	49.56
2013	—	—

As of December 31, 2015, unrecognized compensation cost related to phantom unit awards was $19 million, which is expected to be recognized over a weighted average period of 2.8 years.

Outstanding Performance Unit Awards

The following is a summary of activity of performance unit awards paying out in MPLX LP common limited partner units in 2015:

	Performance Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2014	924,143	$0.98
Granted	597,249	1.03
Forfeited	—	—
Outstanding at December 31, 2015	1,521,392	1.00

As of December 31, 2015, unrecognized compensation cost related to equity-classified performance unit awards was $1 million, which is expected to be recognized over a weighted average period of 1.7 years.

Performance units paying out in units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of the weighted average inputs used for these assumptions:

	2015	2014	2013
Risk-free interest rate	0.95%	0.63%	0.35%
Look-back period	2.84 years	2.84 years	2.84 years
Expected volatility	30.12%	17.17%	16.75%
Grant date fair value of performance units granted	$1.03	$1.16	$0.77

The assumption for expected volatility of our unit price reflects the historical volatility of MPLX common units. The look-back period reflects the remaining performance period at the grant date. The risk-free interest rate for the remaining performance period as of the grant date is based on the U.S. Treasury yield curve in effect at the time of the grant.

Total Unit-Based Compensation Expense

Total unit-based compensation expense for awards settling in MPLX LP common units was $4 million in 2015, $3 million in 2014 and $1 million in 2013. Approximately $15 million was charged to the MarkWest purchase price in 2015 for MPLX unit-based compensation awards granted in connection with the MarkWest Merger.

MPC’s Stock-based Compensation

Stock-based compensation expenses charged to MPLX under our employee services agreement with MPC were $1 million for 2015, 2014 and 2013.

20. Lease Operations

Based on the terms of certain natural gas gathering, transportation and processing agreements, the Partnership is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. The Partnership’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2023 and will continue thereafter on a year to year basis until terminated by either party. Other significant implicit leases relate to a natural gas processing agreement in the Marcellus shale and a natural gas processing agreement in the Southern Appalachia region for which the Partnership earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expire during 2030 and 2023.

The Partnership’s revenue from its implicit lease arrangements, excluding executory costs, totaled approximately $16 million in 2015. There was no revenue from these implicit lease arrangements in 2014 and 2013. The Partnership’s implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby the Partnership receives additional fees if the producer customer exceeds the monthly minimum processed volumes. During the year ended December 31, 2015, the Partnership received less than $1 million in contingent lease payments. No contingent lease payments were received for the year ended December 31, 2014. The following is a schedule of minimum future rentals on the non-cancellable operating leases as of December 31, 2015:

(In millions)
2016	$174
2017	184
2018	185
2019	186
2020	185
2021 and thereafter	588
Total minimum future rentals	$1,502

The following schedule summarizes the Partnership’s investment in assets held for operating lease by major classes as of December 31, 2015:

(In millions)
Natural gas gathering and NGL transportation pipelines and facilities	$619
Natural gas processing facilities	753
Construction in progress	110
Property, plant and equipment	1,482
Less: accumulated depreciation	(5)
Total property, plant and equipment	$1,477

As of December 31, 2014, we had no investment in assets held for operating lease.

21. Asset Retirement Obligations

The Partnership’s assets subject to AROs are primarily certain gas-gathering pipelines and processing facilities, a crude oil pipeline and other related pipeline assets. The Partnership also has land leases that require the Partnership to return the land to its original condition upon termination of the lease. The Partnership reviews current laws and regulations governing obligations for asset retirements and leases, as well as the Partnership’s leases and other agreements.

The following is a reconciliation of the changes in the ARO from January 1, 2015 to December 31, 2015:

December 31,
(In millions)	2015
Beginning ARO	$—
Liabilities assumed in conjunction with the MarkWest Merger	15
Liabilities incurred	2
Ending ARO	$17

At December 31, 2015, there were no assets legally restricted for purposes of settling AROs. The AROs have been recorded as part of Deferred credits and other liabilities in the accompanying Consolidated Balance Sheets.

In addition to recorded AROs, the Partnership has other AROs related to certain gathering, processing and other assets as a result of environmental and other legal requirements. The Partnership is not required to perform such work until it permanently ceases operations of the respective assets. Because the Partnership considers the operational life of these assets to be indeterminable, an associated ARO cannot be calculated and is not recorded.

22. Commitments and Contingencies

The Partnership is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which the Partnership has not recorded an accrued liability, the Partnership is unable to estimate a range of possible losses for the reasons discussed in more detail below. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental Matters – The Partnership is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance.

At December 31, 2015 and 2014, accrued liabilities for remediation totaled $1 million. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. There were $1 million in receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Initial Offering at December 31, 2015. There were no receivables from MPC for indemnification at December 31, 2014.
On July 6, 2015, officials from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by the United States District Court for the Western District of Pennsylvania. At the conclusion of the search, the governmental officials presented MarkWest Liberty Midstream with a subpoena to provide documents related to the design, construction, operation, maintenance, modification, inspection, assessment, repair of, and/or emissions from MarkWest Liberty Midstream’s pipeline facilities located in Pennsylvania. MarkWest Liberty Midstream is providing information in response to the subpoena and related requests for information from the relevant agencies, and is in discussions with the relevant agencies regarding issues associated with the search and subpoena and its operations of, and any permit related obligations for, its pipeline facilities in the Northeast. Immediately following the July 6, 2015 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities. MarkWest Liberty Midstream’s review to date has determined that MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and that other than potentially having to obtain minor source Clean Air Act permits at a relatively small number of individual sites, MarkWest Liberty has operated in substantial compliance with applicable laws and regulations. It is possible that, in connection with any potential civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify our operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated at this time.

We are involved in a number of other environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Litigation Relating to the MarkWest Merger – In July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MarkWest GP Board”), MPLX, MPLX GP, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but for the Court to retain jurisdiction to adjudicate an application for a mootness fee by plaintiffs' counsel for an award of attorneys’ fees and reimbursement of expenses. We intend to vigorously defend against any application for a mootness fee and do not expect the resolution of such matter to have a material adverse effect.

Other Lawsuits – In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including MPL. These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. There are several third-party defendants in the litigation and MPL has asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and the Partnership is unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under the omnibus agreement, MPC will indemnify the Partnership for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

The Partnership is also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, the Partnership believes the resolution of these other lawsuits and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Guarantees – Over the years, the Partnership has sold various assets in the normal course of its business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require the Partnership to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. The Partnership is typically not able to calculate the maximum potential amount of future payments that could be made under such contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.

Contractual Commitments and Contingencies – At December 31, 2015 the Partnership’s contractual commitments to acquire property, plant and equipment totaled $144 million. Our contractual commitments at December 31, 2015 were primarily related to plant expansion projects for the Marcellus and Southwest operations and the Cornerstone Pipeline project. Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2015, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

Lease and Other Contractual Obligations – The Partnership executed transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which range from three to ten years. After the minimum volume commitments are met in the transportation and terminalling agreements, the Partnership pays additional amounts based on throughput. There are escalation clauses in the transportation and terminalling agreements, which are based on CPI adjustments. The minimum future payments under these agreements as of December 31, 2015 are as follows:

(In millions)
2016	$68
2017	74
2018	60
2019	59
2020	59
2021 and thereafter	299
Total	$619

The Partnership has various non-cancellable operating lease agreements and a long-term propane storage agreement expiring at various times through fiscal year 2040. Most of these leases include renewal options. The Partnership also leases certain pipelines under a capital lease that has a fixed price purchase option in 2020. Future minimum commitments as of December 31, 2015, for capital lease obligations and for operating lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2016	$1	$49
2017	1	49
2018	2	40
2019	2	35
2020	5	30
Later years	—	100
Total minimum lease payments	11	$303
Less imputed interest costs	2
Present value of net minimum lease payments	$9

Operating lease rental expense was:

(In millions)	2015	2014	2013
Minimum rental expense	$14	$10	$10

SMR Transaction – On September 1, 2009, MarkWest entered into a product supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for the entire product processed by the SMR. The product received under this agreement is sold to a refinery customer pursuant to a corresponding long-term agreement. The minimum amounts payable annually under the product supply agreement, excluding the potential impact of inflation adjustments per the agreement, are as follows:

(In millions)
2016	$17
2017	17
2018	17
2019	17
2020	17
2021 and thereafter	162
Total minimum payments	247
Less: Services element	95
Less: Interest	52
Total SMR liability	100
Less: Current portion of SMR liability	4
Long-term portion of SMR liability	$96

23. Subsequent Event

On February 3, 2016, the Partnership announced that MPC has offered to contribute its inland marine business in exchange for securities. The transaction is expected to close in the second quarter of 2016, pending requisite approvals.

Select Quarterly Financial Data (Unaudited)

	2015				2014
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.(1)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$130	$140	$141	$257	$131	$126	$131	$132
Income from operations	51	58	47	50	56	44	44	39
Net income	46	51	42	18	56	42	43	37
Net income attributable to MPLX LP	46	50	42	18	34	28	30	29
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.46	$0.50	$0.41	$(0.14)	$0.41	$0.37	$0.37	$0.38
Common - diluted	0.46	0.50	0.41	(0.14)	0.41	0.37	0.37	0.38
Subordinated - basic and diluted	0.46	0.50	—	—	0.41	0.37	0.37	0.33
Distributions declared per limited partner common unit	$0.4100	$0.4400	$0.4700	$0.5000	$0.3275	$0.3425	$0.3575	$0.3825

Distributions declared:
Limited partner units - Public	$10	$10	$11	$120	$7	$6	$7	$9
Limited partner units - MPC	23	25	27	29	18	19	19	21
General partner units - MPC	1	1	1	3	—	—	1	1
Incentive distribution rights - MPC	3	6	8	37	—	1	1	2
Total distributions declared	$37	$42	$47	$189	$25	$26	$28	$33

(1)	These amounts include results from the MarkWest Merger which closed on December 4, 2015. See Note 4 for more information on the MarkWest Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Partnership’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934 Act, as amended, as of December 31, 2015. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting.

During the quarter ended December 31, 2015, the Partnership completed the MarkWest Merger. The scope of our assessment of the effectiveness of disclosure controls and procedures does not include MarkWest. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management has designed our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that management has detected all control issues and instances of fraud, if any, within the Partnership.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF MPLX LP

We are managed by the directors and executive officers of our general partner, MPLX GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. MPC indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, we intend to incur indebtedness that is non-recourse to our general partner.

Our general partner has twelve directors. MPC appoints all members to the board of directors of our general partner, which we may refer to as our board. Our board has determined that each of Michael L. Beatty, David A. Daberko, Christopher A. Helms, Dan D. Sandman, John P. Surma and C. Richard Wilson, meets the independence standards in our Governance Principles, has no material relationship with the Partnership other than that arising solely from the capacity as a director and, in addition, satisfies the independence requirements of the NYSE, including the NYSE independence standards applicable to the committees on which each such director serves. Our board considered the non-material amounts of fees paid to the law firm of Beatty & Wozniak, P.C., of which Mr. Beatty is the Chairman, for general legal services provided to the Partnership. In addition, our board considered that Mr. Helms serves on the board of directors of Range Resources Corporation. During 2015, Range Resources was a significant customer of MarkWest and MarkWest provided gathering, processing and NGL fractionation services to Range Resources. The relationships with Beatty & Wozniak, P.C. and Range Resources were entered into in the ordinary course of business on arms-length terms in amounts and under circumstances that did not affect Mr. Beatty’s or Mr. Helms’s independence under our Governance Principles or under applicable law and NYSE listing standards.

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

Our audit committee has a written charter adopted by the board of directors of our general partner, which is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Board Committees and Charters,” “Audit Committee,” “Audit Committee Charter.” The audit committee charter requires our audit committee to assess and report to the board on the adequacy of the charter on an annual basis. Each of the members of our audit committee is independent as independence is defined in the Exchange Act, and also satisfies the general independence requirements of the NYSE.

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

Mr. Helms served in various capacities at NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer and Group President, Pipeline of NiSource Inc., where he was also a member of the executive council and corporate risk management committee. He also served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage and has extensive experience in the areas of finance, accounting, compliance, strategic planning and risk oversight. Mr. Helms also serves on the Questar Corporation finance and audit committee.

Audit Committee Report

The Audit Committee has reviewed and discussed the Partnership’s audited financial statements and its report on internal controls over financial reporting for 2015 with the management of MPLX GP LLC, the Partnership’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP, the matters required to be discussed by the Public Company Accounting Oversight Board’s standard, Auditing Standard No. 16. The Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the applicable requirements of the Public Company Accounting Oversight Board for independent auditor communications with audit committees concerning independence and has discussed with PricewaterhouseCoopers LLP its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal controls over financial reporting for MPLX LP be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the SEC.

C. Richard Wilson, Chairman
Christopher A. Helms
Dan D. Sandman

Conflicts Committee

Christopher A. Helms serves as the chairman, and Dan D. Sandman and C. Richard Wilson are members, of our conflicts committee. Our conflicts committee reviews specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Any matters approved by our conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us, our subsidiaries or our affiliates other than common units or awards under our incentive compensation plan.

Our conflicts committee has a written charter adopted by the board of directors of our general partner, which is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Board Committees and Charters,” “Conflicts Committee,” “Conflicts Committee Charter.” The conflicts committee charter requires our conflicts committee to assess and report to the board on the adequacy of the charter on an annual basis. Each of the members of our conflicts committee is independent as independence is defined in the Exchange Act, and also satisfies the general independence requirements of the NYSE.

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

Name	Age as of January 31, 2016	Position with MPLX GP LLC
Gary R. Heminger	62	Chairman of the Board of Directors and Chief Executive Officer
Frank M. Semple	64	Director and Vice Chairman
Donald C. Templin	52	Director and President
Pamela K.M. Beall	59	Director, Executive Vice President, Corporate Planning and Strategy
Michael L. Beatty	68	Director
David A. Daberko	70	Director
Timothy T. Griffith	46	Director
Christopher A. Helms	61	Director
Garry L. Peiffer	64	Director
Dan D. Sandman	67	Director
John P. Surma	61	Director
C. Richard Wilson	71	Director
C. Corwin Bromley	58	Executive Vice President, General Counsel (Chief Legal Officer) and Secretary
Nancy K. Buese	46	Executive Vice President and Chief Financial Officer
Gregory S. Floerke	52	Executive Vice President and Chief Commercial Officer, MarkWest Assets
John C. Mollenkopf	54	Executive Vice President and Chief Operating Officer, MarkWest Operations
Paula L. Rosson	49	Senior Vice President and Chief Accounting Officer
John S. Swearingen	56	Vice President, Crude Oil and Refined Products Pipelines
Craig O. Pierson	59	Vice President, Operations
Joshua P. Hallenbeck(1)	42	Vice President, Finance and Treasurer
Frank A. Quintana(1)	42	Vice President, Tax

(1)	Corporate officer.

Gary R. Heminger. Gary R. Heminger was appointed chief executive officer and elected chairman of the board of directors of our general partner in June 2012. He is also president, chief executive officer and a member of the board of directors of MPC, and a member of the board of directors of Fifth Third Bancorp. Mr. Heminger serves as chair emeritus of the board of trustees of Tiffin University. He serves on the board of directors and executive committee of the American Petroleum Institute (API) and on the board of directors of the American Fuel & Petrochemicals Manufacturers (AFPM). He also serves on the board of directors of JobsOhio. Mr. Heminger is also a member of the Oxford Institute for Energy Studies. Mr. Heminger began his career with Marathon in 1975 and has served in a variety of capacities. In addition to holding various finance and administration roles, he spent three years in London as part of the Brae Project and served in several marketing and commercial positions with Emro Marketing Company, the predecessor of Speedway LLC. He also served as president of Marathon Pipe Line Company. Mr. Heminger was named vice president of Business Development for Marathon Ashland Petroleum LLC upon its formation in 1998, senior vice president in 1999 and executive vice president in 2001. Mr. Heminger was appointed president of Marathon Petroleum Company LLC and executive vice president Marathon Oil Corporation - Downstream in 2001. He assumed his current position with MPC in 2011. Mr. Heminger earned a bachelor’s degree in accounting from Tiffin University in 1976 and a master’s degree in business administration from the University of Dayton in 1982. He is a graduate of the Wharton School Advanced Management Program at the University of Pennsylvania.

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

Other Public Company Directorships: Marathon Petroleum Corporation (2011 to present); Fifth Third Bancorp (2006 to present)

Frank M. Semple. Frank M. Semple was appointed vice chairman and elected a member of the board of directors of our general partner effective December 4, 2015, at the time of the MarkWest Merger in fulfillment of our obligations under the merger agreement with MarkWest to appoint two directors identified by MarkWest to the board of our general partner effective at the close of the merger. He also serves as a member of the board of directors of MPC. Prior to joining our general partner, Mr. Semple was the president and chief executive officer of MarkWest beginning on November 1, 2003, and was elected chairman of the board in 2008. Prior to joining MarkWest he completed a 22-year career with The Williams Companies, Inc. ("Williams") and WilTel Communications. He served as the chief operating officer of WilTel Communications, senior vice president/general manager of Williams Natural Gas Company, vice president of operations and engineering for Northwest Pipeline Company and division manager for Williams Pipe Line Company. Prior to joining Williams, Mr. Semple served in the United States Navy. Mr. Semple earned a bachelor’s degree in mechanical engineering from the United States Naval Academy. He has completed the Program for Management Development at Harvard Business School.

Qualifications: As the former chairman and chief executive officer of MarkWest, Mr. Semple has proven leadership abilities in managing a complex business and a deep understanding of the midstream sector. Mr. Semple has significant experience regarding operations, strategic planning, finance and corporate governance matters.

Other Public Company Directorships: Marathon Petroleum Corporation (2015 to present); MarkWest Energy GP, L.L.C. (2003-2015)

Donald C. Templin. Donald C. Templin was elected a member of the board of directors of our general partner in June 2012. He is president of our general partner and executive vice president of MPC. He is a member of the board of directors of Calgon Carbon Corporation. He was appointed senior vice president and chief financial officer of MPC in 2011, vice president and chief financial officer of our general partner in 2012, executive vice president, supply, transportation and marketing of MPC in 2015, and assumed his current positions in 2016. Prior to joining MPC in 2011, Mr. Templin was the managing partner of the audit practice for PricewaterhouseCoopers LLP (“PwC”) in Georgia, Alabama and Tennessee. While at PwC, he completed more than 25 years of providing auditing and advisory services to a wide variety of private, public and multinational companies. Mr. Templin joined PwC in Pittsburgh in 1984. While at PwC, he went on to serve in London, Kazakhstan and Baltimore before assuming his position in Atlanta in 2009. Mr. Templin is a graduate of Grove City College, a certified public accountant and a member of the American Institute of Certified Public Accountants.

Qualifications: As the current president of our general partner and executive vice president of MPC, Mr. Templin has direct insight into all aspects of our business, from an operational and commercial perspective. Mr. Templin also has a long and successful background in public accounting for energy sector clients and draws from that experience on matters relating to public company financial reporting requirements. Mr. Templin serves on one outside public company board of directors, which provides him exposure to perspectives on management and governance that may differ from those of our general partner. Mr. Templin brings his extensive energy industry background, particularly his expertise in accounting, financial reporting and strategic planning, to his service on our board.

Other Public Company Directorships: Calgon Carbon Corporation (2013 to present)

Pamela K. M. Beall. Pamela K. M. Beall was elected a member of the board of directors of our general partner in January 2014 and is executive vice president, Corporate Planning and Strategy of our general partner. Ms. Beall serves on the board of trustees of The University of Findlay and is a member of The Ohio Society of CPAs. Ms. Beall began her career with Marathon in 1978 as an auditor and held positions with the Corporate Risk and Environmental Affairs and Domestic Funds organizations before transferring to USX Corporation as general manager, Treasury Services. She was vice president and treasurer at NationsRent, Inc. and OHM Corporation, and served on the boards of directors of System One Services, Inc. and Boyle Engineering. Ms. Beall rejoined Marathon in 2002, as manager, Business Development for Marathon Ashland Petroleum LLC. She was named director, Corporate Affairs in 2003 and appointed director, Business Development in 2005. She then served as organizational vice president, Business Development - Downstream for Marathon Petroleum Company LLC in 2006. Ms. Beall

was named vice president of Global Procurement for Marathon Oil Company in 2007, vice president of Products, Supply & Optimization for Marathon Petroleum Company LLC in 2010 and vice president, Investor Relations and Government & Public Affairs in 2011. She was named president of our general partner and senior vice president, Corporate Planning, Government and Public Affairs of MPC in 2014, and assumed her current position in 2016. Ms. Beall graduated from The University of Findlay with a bachelor’s degree in accounting in 1978. In 1984, she received her master’s degree in business administration from Bowling Green State University. Ms. Beall is licensed as a certified public accountant in Ohio. She attended the Oxford Institute for Energy Studies in 2003.

Qualifications: As an executive vice president of our general partner, Ms. Beall has extensive energy industry experience, specifically in the areas of finance and accounting, business development, risk management, procurement, investor relations and government affairs. She has also served as a senior executive in the environmental remediation and industrial products rental sectors, as well as on the boards of directors of other companies. Ms. Beall brings to our board her knowledge of the Partnership’s business and operations, and her perspective on its prospects for growth.

Other Public Company Directorships: None within the last five years

Michael L. Beatty. Michael L. Beatty was elected a member of the board of directors of our general partner effective December 4, 2015, at the time of the MarkWest Merger in fulfillment of our obligations under the merger agreement with MarkWest to appoint two directors identified by MarkWest to the board of our general partner effective at the close of the merger. Mr. Beatty was a member of the board of directors of MarkWest’s general partner from 2008 until the MarkWest Merger, and served on the MarkWest board’s nominating and corporate governance committee and compensation committee. Mr. Beatty is chairman of the law firm of Beatty & Wozniak, P.C. headquartered in Denver, Colorado, with a practice focused exclusively on energy, including oil and gas exploration, regulatory affairs, public lands, litigation and title. Prior to being appointed to the board of directors of MarkWest Energy Partners, L.P. in 2008, he served as a member of the board of directors of MarkWest Hydrocarbon. Mr. Beatty began his career in the energy industry as in-house counsel for Colorado Interstate Gas Company, and ultimately became executive vice president, general counsel and director of The Coastal Corporation. He also served as chief of staff to Governor Roy Romer of Colorado. Mr. Beatty is a graduate of the Harvard Law School.

Qualifications: As a practicing attorney and through his experience as director, officer and legal counsel of various energy companies, Mr. Beatty has extensive experience in the oil and gas industry, including significant experience in government energy policy and energy regulation. Mr. Beatty brings to our board his vast knowledge of the energy business, an acute awareness of current developments in the industry, as well as extensive historical knowledge of MarkWest.

Other Public Company Directorships: Denbury Resources Inc. (2007-2015); MarkWest Energy GP, L.L.C. (2008-2015); MarkWest Hydrocarbon, Inc. (2005-2008)

David A. Daberko. David A. Daberko was elected a member of the board of directors of our general partner effective October 2012. Mr. Daberko serves on the boards of directors of MPC and RPM International, Inc. He is also a trustee of Case Western Reserve University and Hawken School. Mr. Daberko joined National City Bank in 1968, and went on to hold a number of management positions with National City Bank. In 1987, Mr. Daberko was elected deputy chairman of the National City Corporation, a financial services corporation, now part of PNC Financial Services Group, Inc., and president of National City Bank in Cleveland. He served as president and chief operating officer from 1993 until 1995, when he was named chairman of the board and chief executive officer. He retired as chief executive officer in June 2007 and as chairman of the board in December 2007. Mr. Daberko holds a bachelor’s degree from Denison University and a master’s degree in business administration from Case Western Reserve University.

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

Other Public Company Directorships: Marathon Petroleum Corporation (2011 to present); RPM International, Inc. (2007 to present); Marathon Oil Corporation (2002 to 2011); Williams Partners GP LLC (2010 to 2015)

Timothy T. Griffith. Timothy T. Griffith was elected a member of the board of directors of our general partner effective March 2015. Mr. Griffith is also senior vice president and chief financial officer of MPC. Prior to joining MPC in 2011, he served as vice president and treasurer of Smurfit-Stone Container Corporation, where he had executive responsibility for the company’s investor interface and treasury operations, including capital structure, cash management, insurance and investment oversight.

Mr. Griffith also served as vice president and treasurer of Cooper-Standard Automotive, as assistant treasurer of Lear Corporation, as the capital planning officer for Comerica Incorporated and as a derivatives specialist with Citicorp Securities. He was vice president, Finance and Investor Relations, and treasurer of MPC and our general partner, and the vice president and chief financial officer of our general partner before assuming his current position in 2015. Mr. Griffith earned a bachelor’s degree in economics from Michigan State University in 1991 and a master’s degree in business administration from the University of Michigan in 1997. He is also a chartered financial analyst, a designation he has held since 1995. He attended the Oxford Institute for Energy Studies in 2013.

Qualifications: Mr. Griffith has extensive experience and held a variety of roles in finance over the course of his career, dating from his first position in banking, his increasing responsibilities at several publicly traded and privately sponsored businesses, continuing through his roles managing the financial affairs of both MPC and our general partner, having served as the treasurer and chief financial officer of both entities. Mr. Griffith has been deeply involved in the Partnership’s strategy formation and execution.

Other Public Company Directorships: None within the last five years

Christopher A. Helms. Christopher A. Helms was elected a member of the board of directors of our general partner effective October 2012. Mr. Helms is chief executive officer of US Shale Energy Advisors LLC. He is also on the boards of directors of Questar Corporation and Range Resources Corporation. Mr. Helms is the co-founder of US Shale Energy Advisors, a firm that provides services to customers on issues arising out of the North American shale developments. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as executive vice president and group chief executive officer. He was group president, pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as chief executive officer and executive director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission and storage business. Mr. Helms graduated with a bachelor of arts degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.

Qualifications: As the co-founder and chief executive of an energy advisory firm and a former senior executive with a natural gas company, Mr. Helms has significant experience in the oil and gas business. His background includes overseeing joint ventures and mergers and acquisitions within the midstream energy sector. He draws upon his prior capacity supervising financial reporting functions in his role as one of our named audit committee financial experts. Through his service on other public company boards of directors, Mr. Helms is exposed to a variety of management styles and governance approaches. Mr. Helms serves as chair of our conflicts committee. He brings his considerable midstream energy expertise, particularly in operations and business combinations, and his skills in the areas of finance, accounting, compliance, strategic planning and risk oversight, to his service on our board.

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

Other Public Company Directorships: None within the last five years

Dan D. Sandman. Dan D. Sandman was elected a member of the board of directors of our general partner effective October 2012. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. He has served on the board of directors of Roppe Corporation, a privately-held company, since 1987. Additionally, Mr. Sandman serves on the boards of directors of the Heinz History Center, the Carnegie Science Center, the Carnegie Hero Commission, the Pittsburgh Opera and Grove City College. He has served as a court-appointed mediator of commercial cases pending in U.S. federal courts and lectured on the law of corporate governance at Oxford University. Mr. Sandman began his career with Marathon in 1973 and served in a series of legal positions of increasing responsibility. In 1986, Mr. Sandman was appointed general counsel and secretary of Marathon Oil Company, and in 1993 he was named general counsel and secretary of USX Corporation. Upon the spinoff of United States Steel Corporation from USX in 2002, Mr. Sandman was named vice chairman of the board of directors and chief legal & administrative officer of United States Steel, where he served until his retirement in 2007. During his time with United States Steel, Mr. Sandman was responsible at various times for management and oversight of aspects of Human Resources, Executive Compensation, Public Relations, Environmental and Government Affairs, as well as the Law Organization and the corporate secretary’s office. Mr. Sandman graduated with a bachelor of arts degree from The Ohio State University in 1970 and a juris doctor degree from The Ohio State University College of Law in 1973. Mr. Sandman attended the Stanford Executive Program in 1989.

Qualifications: As the former vice chairman and chief legal officer of a large industrial firm, Mr. Sandman has considerable experience in the legal affairs, transactional law, regulatory compliance and corporate governance, ethics and risk management matters that may arise in the context of the Partnership’s business. He has also served as general counsel of a large integrated oil company and thus has an energy industry background. Mr. Sandman teaches corporate governance law as an adjunct professor and serves on the board of directors of a private company engaged in manufacturing. Mr. Sandman brings to our board his valuable perspective, specifically on matters of strategic focus, governance and leadership.

Other Public Company Directorships: None within the last five years

John P. Surma. John P. Surma was elected a member of the board of directors of our general partner effective October 2012. Mr. Surma is a member of the boards of directors of MPC, Ingersoll-Rand plc and Concho Resources Inc.  He serves as the deputy chair of the board of directors of the Federal Reserve Bank of Cleveland. Additionally, Mr. Surma is the chair of the board of directors of the National Safety Council and is a member of the board of directors of the University of Pittsburgh Medical Center. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations and served as its vice chairman. Mr. Surma retired as the chief executive officer of United States Steel Corporation, an integrated steel producer, effective September 1, 2013, and as executive chairman effective December 31, 2013. Prior to joining United States Steel, Mr. Surma served in several executive positions with Marathon Oil Corporation. He was named senior vice president, Finance & Accounting of Marathon Oil Company in 1997, president, Speedway SuperAmerica LLC in 1998, senior vice president, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000 and president of Marathon Ashland Petroleum LLC in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP where he was admitted to the partnership in 1987. In 1983, Mr. Surma participated in the President’s Executive Exchange Program in Washington, D.C., where he served as executive staff assistant to the vice chairman of the Federal Reserve Board. Mr. Surma earned a bachelor of science degree in accounting from Pennsylvania State University in 1976.

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

Other Public Company Directorships: None within the last five years

C. Corwin Bromley. C. Corwin Bromley is executive vice president, general counsel (chief legal officer) and secretary of our general partner. He joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Mr. Bromley was general counsel at MarkWest beginning in 2004.

Nancy K. Buese. Nancy K. Buese is executive vice president and chief financial officer of our general partner. She joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Ms. Buese was chief financial officer at MarkWest beginning in 2006.

Gregory S. Floerke. Gregory S. Floerke is executive vice president and chief commercial officer, MarkWest assets of our general partner. He joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Mr. Floerke was executive vice president and chief commercial officer at MarkWest beginning in 2015 and senior vice president, Northeast region at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013, and One Communications Corp. from 2007 until 2011.

John C. Mollenkopf. John C. Mollenkopf is executive vice president and chief operating officer, MarkWest operations of our general partner. He joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Mr. Mollenkopf was chief operating officer at MarkWest beginning in 2011 and served in other leadership positions at MarkWest since 1996.

Craig O. Pierson. Craig O. Pierson was appointed vice president, operations of our general partner in 2012 and was appointed president of Marathon Pipe Line LLC in 2011. Prior to this appointment, Mr. Pierson served in various leadership positions at Marathon Pipe Line Company, Marathon Oil and Marathon Ashland Pipe Line LLC, in the areas of engineering and pipeline operations.

Paula L. Rosson. Paula L. Rosson is senior vice president and chief accounting officer of our general partner. She joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Ms. Rosson was senior vice president at MarkWest beginning in 2014, principal accounting officer beginning in 2011, and vice president and controller beginning in 2006.

John S. Swearingen. John S. Swearingen was appointed vice president, crude oil and refined products pipeline and chief operating officer of pipeline operations in 2015 and was appointed senior vice president, Transportation and Logistics of MPC in 2015. Prior to this appointment, Mr. Swearingen was vice president and chief operating officer since 2014. Previously, Mr. Swearingen served in various leadership positions, including as vice president, Health, Environment, Safety and Security beginning in 2011 and president of Marathon Pipeline LLC beginning in 2009.

Joshua P. Hallenbeck. Joshua P. Hallenbeck is vice president, Finance and treasurer of our general partner. He joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Mr. Hallenbeck was vice president, Finance and treasurer at MarkWest beginning in 2012. Previously, Mr. Hallenbeck held various accounting leadership positions at MarkWest beginning in 2007.

Frank A. Quintana. Frank A. Quintana is vice president, Tax of our general partner. He joined our general partner in December 2015, at the time of the MarkWest Merger. Prior to this appointment, Mr. Quintana was vice president, Tax, beginning in 2012 and director, Tax, beginning in 2005 at MarkWest.

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

COMMUNICATIONS FROM INTERESTED PARTIES

All interested parties may communicate directly with our independent directors by submitting a communication in an envelope addressed to the “Board of Directors (non-management members)” in care of the corporate secretary of our general partner, MPLX GP LLC, 200 East Hardin Street, Findlay, Ohio 45840. Additionally, interested parties may communicate with our audit and conflicts committee chairs and the independent directors, individually or as a group, by sending an e-mail to the following e-mail addresses:

Audit Committee Chair	auditchair@mplx.com
Conflicts Committee Chair	conflictschair@mplx.com
Independent Directors	non-managedirectors@mplx.com

The corporate secretary of our general partner will forward to the directors all communications that, in the corporate secretary’s judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the applicable reporting requirements for transactions in our equity securities during the fiscal year ended December 31, 2015.

CODE OF BUSINESS CONDUCT

Our code of business conduct is available on our website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Code of Business Conduct.”

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Our code of ethics for senior financial officers is available on the Partnership’s website at http://ir.mplx.com by selecting “Corporate Governance” and clicking on “Code of Ethics for Senior Financial Officers.” This code of ethics applies to our chairman of the board of directors and chief executive officer, chief financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions, as well as to those designated as senior financial officers by our chairman and chief executive officer or our audit committee.
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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The chairman and the independent directors of our board review compensation related matters for our general partner. During 2015, none of our general partner’s executive officers served as a member of a compensation committee or board of directors of any unaffiliated entity that has an executive officer serving as an independent director on our board. Gary R. Heminger serves as an officer and director of our general partner and MPC. Frank M. Semple serves as an officer and director of our general partner and as a director of MPC.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

The chairman of the board and independent directors of our general partner (for purposes of this report and certain disclosures made within the following Compensation Discussion and Analysis, the “Committee”) have reviewed and discussed MPLX’s Compensation Discussion and Analysis for 2015 with MPLX’s management. Based on its review and discussions, the Committee has recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Gary R. Heminger, Chairman
Michael L. Beatty
David A. Daberko
Christopher A. Helms
Dan D. Sandman
John P. Surma
C. Richard Wilson

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we describe the material components of our general partner’s executive compensation program for our named executive officers (“NEOs”) and we explain how and why 2015 compensation decisions were made. We recommend that this compensation discussion and analysis be read in conjunction with the tabular and narrative disclosures in the “Executive Compensation” section of this Form 10-K.
Named Executive Officer Compensation
Our NEOs consist of the principal executive officer (“PEO”), the principal financial officer (“PFO”) and the next three most highly compensated executive officers of our general partner as of December 31, 2015, and Messrs. Griffith and Templin who both served as the PFO during fiscal year 2015. The names and titles of our seven NEOs as of that date were as follows:

Name	Title
Gary R. Heminger	Chairman of the Board and Chief Executive Officer
Nancy K. Buese	Executive Vice President and Chief Financial Officer
C. Corwin Bromley	Executive Vice President, General Counsel (Chief Legal Officer) and Secretary
Gregory S. Floerke	Executive Vice President and Chief Commercial Officer, MarkWest Assets
John C. Mollenkopf	Executive Vice President and Chief Operating Officer, MarkWest Operations
Timothy T. Griffith	Former Vice President and Chief Financial Officer (Former PFO)
Donald C. Templin	Executive Vice President (Former PFO)

Overview

In a typical year we do not directly employ any of the personnel responsible for managing and operating our business. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC or one of its affiliates. As consideration for MPC’s and its affiliates’ provision of these services, we pay MPC a fixed amount that reflects the cost incurred by MPC and its affiliates in providing the services of our executive officers, in accordance with the terms of the omnibus agreement.

Our 2015 fiscal year was not a typical year, however, due to the MarkWest Merger, which closed on December 4, 2015. The employees who provided services to MarkWest prior to the transaction, including Ms. Buese and Messrs. Bromley, Floerke and Mollenkopf (or MW NEOs), continued their employment with our new subsidiary MarkWest Hydrocarbon, Inc. (or MW Hydrocarbon), after the transaction. These MW Hydrocarbon employees, including the MW NEOs, became employees of MW Logistics Services LLC, a subsidiary of MPC, on or about January 1, 2016. This section describes our typical structure with respect to our NEOs, and their compensation and benefits, as detailed in the omnibus agreement; however, in some areas in this section, we address the MarkWest Merger and describe the compensation and benefits that we, our general partner, or our subsidiaries, provided directly to our NEOs in 2015 after the MarkWest Merger.

Our general partner has adopted the MPLX 2012 Plan for the benefit of eligible officers, employees, and directors of our general partner and its affiliates, including MPC, who provide services to our business. Any award under the MPLX 2012 Plan for our NEOs must be first recommended by the compensation committee of the board of directors of MPC. If a recommendation is made, an award will only be granted to one of our NEOs if it is approved by the board of directors of our general partner, which is typically done on an annual basis. In 2015, however, the board of directors of our general partner approved awards to the MW NEOs in connection with the MarkWest Merger as a means to incentivize them to continue providing services to us after the MarkWest Merger, all the details of which are explained below in the section entitled “Retention Agreement with Former MarkWest Executives.”

With exception for the time period that our subsidiary directly employed the MarkWest employees, we do not provide bonus payments, benefit programs or perquisites to our executive officers. As explained in this section, those payments, programs, and perquisites are provided by MPC.

Except with respect to awards that may be granted under our MPLX 2012 Plan or have been made as required by the MarkWest Merger, all responsibility and authority for compensation-related decisions for our NEOs remain with the compensation committee of the board of directors of MPC, currently comprised of six independent directors, and are not subject to any approval by us, the board of directors of our general partner or any committees thereof. Other than awards granted under the MPLX 2012 Plan, MPC has the ultimate decision-making authority with respect to the total compensation of its and its subsidiaries’ executive officers and employees. The fixed amount charged to us for the services of our NEOs is provided for in the omnibus agreement as previously described in this Form 10-K.

Other than awards required by the MarkWest Merger, all determinations with respect to awards to be made under the MPLX 2012 Plan to our NEOs will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose.

Retention Agreements with Former MarkWest Executives
Upon the close of the MarkWest Merger, the following appointments were made:

•	Nancy K. Buese - Executive Vice President and Chief Financial Officer

•	C. Corwin Bromley - Executive Vice President, General Counsel (Chief Legal Officer) and Secretary

•	Gregory S. Floerke - Executive Vice President and Chief Commercial Officer, MarkWest Assets; and

•	John C. Mollenkopf - Executive Vice President and Chief Operating Officer, MarkWest Operations

Prior to the MarkWest Merger, these officers had employment agreements with MW Hydrocarbon, which entitled them to, among other things, lump sum cash severance benefits upon a qualifying voluntary termination within one year of a change of control (“Prior Employment Agreement”).

The Prior Employment Agreements would have required us, as the successor to MW Hydrocarbon, to assume MW Hydrocarbon’s obligations with respect to each officer’s employment. However, as our practice is to not have employment agreements with any of our officers, MPC negotiated a retention agreement with the MW NEOs, which terminated the NEO’s Prior Employment Agreements and made the MW NEOs employment relationship with us “at will”.

In exchange, we agreed to provide the retention grants listed below:

•	Retention Award - The values of the Retention Awards are set out below:

•	Nancy K. Buese - $1,808,900

•	C. Corwin Bromley - $1,746,800

•	Gregory S. Floerke - $1,268,234

•	John C. Mollenkopf - $1,992,160

The amounts of the Retention Awards were calculated consistent with the cash severance amounts the MW NEOs forfeited by agreeing to terminate their Prior Employment Agreements. The Retention Awards were granted 100 percent in MPLX phantom units, which will fully vest and become payable upon the MW NEO’s separation from service, as defined in Section 409A of the Internal Revenue Code. Additionally, a portion of the MW NEOs’ awards were paid in cash to settle payroll and income tax obligations resulting from the grant, as set out below:

•	Nancy K. Buese - $79,574.73

•	C. Corwin Bromley - $76,843.80

•	Gregory S. Floerke - $55,790.72

•	John C. Mollenkopf - $87,637.92

Any cash distributions associated with the Retention Awards are accrued and paid only upon vesting. The Retention Awards were intended to serve as a replacement of the MW NEOs’ cash severance rights under their Prior Employment Agreements. Additionally, after consultation with our advisors, it was determined that the MarkWest Merger consideration would not trigger excise taxes to the MW NEOs. As a result we agreed to continue the excise tax gross-up protection from the Prior Employment Agreements, but only with respect to the MarkWest Merger and, specifically, only the MW NEOs’ MarkWest Merger compensation and the Retention Award. Importantly, and consistent with our practice, we have not agreed to provide excise tax protection for any other payments or with respect to any future change-in-control transactions as applied to the MW NEOs.

•
2016 Long-Term Incentive Award - We agreed to accelerate the MW NEOs’ 2016 long-term incentive award to December 2015, and, as such, they will not receive long-term incentive awards in calendar year 2016. These awards have intended values as listed below:

•	Nancy K. Buese - $1,462,500

•	C. Corwin Bromley - $855,000

•	Gregory S. Floerke - $880,000

•	John C. Mollenkopf - $2,040,000

These amounts are equal to the NEOs’ 2015 long-term incentive awards with MarkWest and were granted in the form of MPLX phantom units. Subject to the NEOs continuing to provide services to us, MPC or one of its subsidiaries, the equity will vest in three equal installments on the first, second and third anniversary of the grant date. The grants are subject to earlier vesting in full upon separation from service as a result of a forced relocation of the MW NEO’s principal place of employment to a location more than 50 miles from the NEO’s then-current principal place of employment (“Relocation Event”) and upon such other events for which our general partner typically provides in its award agreements. Any cash distributions associated with these grants are accrued and paid only upon vesting.

•
Retention Bonus Award - To further incentivize the MW NEOs to continue to provide services to us, MPC or one of its subsidiaries for at least three years after the MarkWest Merger, additional grants of equity were made to the MW NEOs in the form of MPC restricted stock with a grant date value of $1,000,000. These awards will vest on the third anniversary of the grant, subject to earlier vesting in full upon resignation following a Relocation Event or upon such other events for which MPC typically provides in its award agreements. Dividends associated with this grant are accrued and paid upon vesting.

All of these awards were made on December 18, 2015. MPLX phantom unit grants were made with a grant price of $33.24 per unit. MPC restricted stock grants were made with a grant price of $50.35 per share. More information about these awards can be found in the “Grants of Plan-Based Awards” table.

Compensation Consultants

Our general partner does not have a standing compensation committee, and its board of directors has not hired its own compensation consultant. BDO USA, LLP and Pay Governance, LLC have been engaged to provide compensation consulting services and benchmarking information to the compensation department and executive management of MPC. This information may also be provided to the board of directors of our general partner, from time to time, for use in making certain compensation decisions.
ELEMENTS OF COMPENSATION

Base Compensation

Our NEOs earn a base salary for their services to MPC and to us, which is paid by MPC or its affiliates. We incur only a fixed expense per month with respect to the compensation paid to each of our NEOs, as provided for in the omnibus agreement. As of December 31, 2015, we incurred the annualized fixed fees for Messrs. Heminger, Griffith and Templin in the amounts of $1,220,000, $155,000 and $515,000, respectively. After the MarkWest Merger, we paid the following base compensation amounts directly to the MW NEOs: Ms. Buese, $34,615; Mr. Bromley, $34,615; Mr. Floerke, $30,769; and Mr. Mollenkopf, $36,923.

Annual Cash Bonus Payments

Messrs. Heminger, Griffith and Templin were eligible to earn an annual bonus payment under MPC’s Annual Cash Bonus (“ACB”) Program. The amount of their annual bonuses were based upon their performance with respect to their services provided to MPC and its subsidiaries, which may, directly or indirectly, include a component that relates to our financial performance or their services with respect to our business. Any bonus payment made to them will be determined solely by MPC without input from us or the board of directors of our general partner. No portion of any bonus paid by MPC for them will be charged back to us under the provisions of the omnibus agreement.

The MW NEOs did not participate in MPC’s 2015 ACB program. Their 2015 bonuses were determined in accordance with the terms of the merger agreement between MPLX and MarkWest, which became effective on December 4, 2015. The metrics used by MarkWest to determine annual bonuses were:

•	MarkWest Distributable Cash Flow(1) for 2015 (50%);

•	MarkWest Distributable Cash Flow per unit for 2015 (25%);

•	MarkWest Discretionary Factors (25%) which included:

◦	Customer satisfaction;

◦	Leadership development;

◦	Volumes relative to MarkWest 2015 annual plan;

◦	Capex management relative to the MarkWest 2015 annual plan;

◦	Debt/EBITDA(2) metric relative to the MarkWest 2015 annual plan; and

◦	Environmental and safety performance.

(1)
This is a non-GAAP performance metric. MarkWest calculated Distributable Cash Flow as net income (loss) adjusted for (i) depreciation, amortization, and other non-cash expenses; (ii) amortization of deferred financing costs and debt discount; (iii) loss on redemption of debt, net of tax benefit; (iv) impairment expense; (v) non-cash (earnings) loss from unconsolidated affiliates; (vi) distributions from (contributions to) unconsolidated affiliates (net of affiliates growth capital expenditures); (vii) non-cash compensation expense; (viii) non-cash derivative activity; (ix) loss (gain) on the sale or disposal of property, plant and equipment (PP&E); (x) provision for deferred income taxes; (xi) cash adjustments for noncontrolling interest in consolidated subsidiaries; (xii) revenue deferral adjustment; (xiii) losses (gains) relating to other miscellaneous non-cash amounts affecting net income for the period; and (xiv) maintenance capital.

(2)
This is a non-GAAP performance metric. MarkWest calculated Adjusted EBITDA as net income (loss) adjusted for (i) depreciation, amortization and other non-cash operating expenses; (ii) interest expense; (iii) amortization of deferred financing costs and debt discount; (iv) loss on redemption of debt; (v) loss (gain) on the sale or disposal of PP&E; (vi) impairment of unconsolidated affiliates; (vii) gain on sale of unconsolidated affiliate; (viii) impairment expense; (ix) non-cash derivative activity; (x) non-cash compensation expense; (xi) provision for income tax (benefit); (xii) adjustments for cash flow from unconsolidated affiliates; (xiii) cash adjustment for noncontrolling interest of consolidated subsidiaries; and (xiv) losses (gains) relating to other miscellaneous non-cash amounts affecting net income for the period.

The MarkWest compensation committee reviewed these metrics through September 30, 2015, and funded bonuses for the MW NEOs at 90% of target. After the board of directors for our general partner reviewed each NEO’s full year performance for 2015, it decided each officer should receive 105% of target.

Name	Annualized Base Salary (as of 12/31/15) ($)	Bonus Target as a % of Base Salary (%)	Target Bonus ($)	Performance on MarkWest Metrics Through Close (%)	Discretionary Increase by MPC (%)	Final Award % (as % of Target) (%)	Final Award ($)(1)
Nancy K. Buese	450,000	90	405,000	90	15	105	426,000
C. Corwin Bromley	450,000	80	360,000	90	15	105	378,000
Gregory S. Floerke	400,000	80	320,000	90	15	105	336,000
John C. Mollenkopf	480,000	95	456,000	90	15	105	479,000

(1)	The final award is rounded to the next $1,000.
Long-Term Incentive Compensation
In January 2015, the board of directors of our general partner met and approved a long-term incentive (or “LTI”) design whereby annual LTI awards granted to our NEOs will be in the form of performance units (50 percent) and phantom units (50 percent). Each form of LTI generally rewards performance over a multi-year period to the extent service and partnership performance conditions are achieved. The primary purpose of LTI grants to our NEOs is to advance our long-term business objectives and strengthen the alignment between the interests of our executive officers and our unitholders. The forms of LTI awards differ as illustrated below:

Form of LTI Award	Form of Settlement	Compensation Realized
Performance Units	25 percent in MPLX common units and 75 percent in cash	$0.00 to $2.00 per unit based on our relative ranking among a group of peer companies
Phantom Units	MPLX common units	Value of common units upon vesting

Performance Units

The board of directors of our general partner believes that a performance unit program serves to complement our award of phantom units. Our program benchmarks MPLX LP’s Total Unitholder Return (“TUR”), relative to a peer group of midstream competitors. The board of directors of our general partner continues to believe TUR relative to a peer group is the single best metric for our performance unit program as it is commonly used by unitholders to measure a company’s performance relative to others within the same industry. It also aligns the pay of our NEOs to the value delivered to our unitholders. The design of our performance unit program ensures we pay above target compensation only when our TUR is above the median of the peer group.

Under our performance unit program, TUR for MPLX and each of the peer group partnerships is measured over a 36-month performance cycle. Each performance cycle has four equally weighted performance periods: (1) the first 12 months, (2) the second 12 months, (3) the third 12 months and (4) the entire 36 months. MPLX’s TUR performance percentile within the peer group is measured for each performance period with the related payout percentage determined using the following table. However, if MPLX’s TUR is negative for a performance period, the payout percentage for that performance period is capped at target (100 percent) regardless of actual relative TUR performance percentile.

Performance Unit TUR Ranking vs. Payout

TUR Percentile	Payout (% of Target)*
100th (Highest)	200%
50th	100%
25th	50%
Below 25th	0%

*	Payout for performance between quartiles will be determined using linear interpolation.

Each performance unit is dollar-denominated with a target value of $1.00. The actual payout will vary from $0.00 to $2.00 (0 percent to 200 percent of target.) The final value of the award will be determined by multiplying the simple average of the payout percentages for the four performance periods by the number of performance units granted. These awards will settle 25 percent in MPLX common units and 75 percent in cash.

Each peer group member’s TUR is determined by taking the sum of the unit price appreciation or reduction, plus its cumulative cash distributions, for each performance period and dividing that total by the peer group member’s beginning unit price for that period, as shown below.
(Ending Unit Price – Beginning Unit Price) + Cumulative Cash Distributions
Beginning Unit Price

The beginning and ending unit prices used for each peer group member in the TUR calculation will be the average of its respective closing unit prices for the 20 trading days immediately preceding the beginning or ending date of the applicable performance period.

The board of directors of our general partner believes that providing four performance periods over a 36-month cycle is appropriate and serves the best interest of our unitholders. By having four equally weighted performance periods, the attainment of maximum payout is more difficult to obtain as a maximum payout levels can only be achieved by outperforming the TUR peer group for all four performance periods. Our design also mitigates significant market fluctuations in unit price at the beginning or end of a performance cycle and disincents high-risk decisions near the end of a performance cycle by limiting their impact on the overall payout of the award. In addition, the board of directors of our general partner also believes that having the maximum payout capped at $2.00 per unit helps mitigate excessive or inappropriate risk-taking.

Performance Units Granted in 2013

Performance units granted in 2013 have a performance cycle of January 1, 2013 through December 31, 2015. Additional information about these grants, including the peer group used, can be found in the “Long-Term Incentive Compensation” section of our Form 10-K for the year ended December 31, 2013.

In January 2016, the board of directors of our general partner approved the final TUR for the four performance periods for the 2013 performance unit grants, which are as follows:

Performance Period	Actual TUR (%)	Position	Percentile Ranking (%)	Payout (% of target)
January 1, 2013 - December 31, 2013	32.4	6th	50.00	100.00
January 1, 2014 - December 31, 2014	68.4	1st	100.00	200.00
January 1, 2015 - December 31, 2015	(45.3)	8th	12.50	—
January 1, 2013 - December 31, 2015	24.1	3rd	75.00	150.00
			Average:	112.50

The resulting average of 112.50 percent of target provided for a payment equal to $1.125 per performance unit granted. The board of directors approved the following payout to Messrs. Heminger, Griffith and Templin:

Name	Target Number of Performance Units	Board of Directors Approved Payout ($)
Gary R. Heminger	900,000	1,012,500
Timothy T. Griffith	37,500	42,188
Donald C. Templin	210,000	236,250

The payout was settled 25 percent in full value MPLX common units and 75 percent in cash. The MW NEOs were not eligible to receive a payout for this grant as they were not providing services to us at the time the 2013 grant was made.

Performance Units Granted in 2014

Performance units granted in 2014 have a performance cycle of January 1, 2014 through December 31, 2016. They remain outstanding and are included in the “Outstanding Equity Awards at 2015 Fiscal Year-End” table. Additional information about these grants, including the peer group used, can be found in the “Long-Term Incentive Compensation Program” section of our Form10-K for year ended December 31, 2014.

Performance Units Granted in 2015

After an annual review of market practices, the board of directors of our general partner again made performance unit grants in February 2015. The following peer group was approved for those performance units:

- Buckeye Partners, L.P.	- Shell Midstream Partners L.P.
- Holly Energy Partners	- Sunoco Logistics Partners L.P.
- Magellan Midstream Partners, L.P.	- Tesoro Logistics LP
- Nustar Energy L.P.	- Valero Energy Partners
- Phillips 66 Partners, L.P.	- Western Gas Partners, LP
- Plains All American Pipeline, L.P.

Shell Midstream Partners L.P. replaced Access Midstream Partners, which was removed as a peer due to its acquisition by Williams Partners L.P.

The number of performance units granted to Messrs. Heminger, Griffith and Templin can be found in the Grants of Plan Based Awards table below.
Phantom Units
A phantom unit is a notional unit that entitles our NEOs to receive a common unit upon vesting, which occurs on a deferred basis on specified future dates. Grants of phantom units provide diversification of the mix of LTI awards, promote ownership of actual MPLX common units and encourage executive retention. Further, phantom unit grants also help our NEOs increase their holdings in MPLX common units and achieve established unit ownership guideline levels.

Phantom unit awards vest in equal installments on the first, second and third anniversary of the date of grant and are settled in MPLX common units upon vesting. Prior to vesting, recipients have no right to vote the units, and cash distributions on the underlying equity accrue and are paid in cash upon vesting.

OTHER POLICIES

Benefit Programs and Perquisites

In typical years, we do not sponsor any benefit plans, programs or policies such as healthcare, life insurance, income protection or retirement benefits for our NEOs, and we do not provide them with perquisites. However, those types of benefits are generally provided to our NEOs in connection with their employment by MPC or its affiliates and are governed in all cases by the terms of the applicable plan documents. All determinations with respect to such benefits will be made by MPC, its officials, or the plans, as the case may be, without input from us or our general partner or its board of directors. MPC bears the full cost of any such programs for our NEOs and no portion of these benefits is charged back to us under the provisions of the omnibus agreement.

The MW NEOs were eligible to participate in the same market-competitive benefit plans, programs or policies as other MarkWest employees. These include such programs as healthcare, life insurance, income protection, long-term and short-term disability programs and severance benefits.

The MW NEOs were also eligible to participate in a 401(k) plan that matched employee contributions up to the first 6% of an employee's annual base salary and short-term cash incentive awards, up to the maximum amount that may be contributed under applicable law. However, no company contributions were made after the close of the MarkWest Merger.
Unit Ownership Guidelines
In January 2013, the board of directors of our general partner met and approved unit ownership guidelines for our executive officers including our NEOs. As our executive officers earn a base salary from MPC and not from MPLX, the unit ownership guidelines were established as an absolute number of units instead of a value representing a multiple of an executive officer’s annual salary. In February 2016, the board of directors of our general partner revised the unit ownership guidelines to levels it deemed more reasonable given the market value of MPLX common units. The guidelines are intended to align the long-term interests of our executive officers and our unitholders. Under these guidelines, executive officers are expected to hold a specified level of MPLX common units. The targeted levels are:

•	based on the executive’s position and responsibilities, and

•	expected to be reached within five years of the executive officer’s assumption of the position.
The unit ownership guidelines as approved in February 2016 are as follows:

•	Chairman of the Board and Chief Executive Officer – 25,000 units;

•	President – 20,000 units;

•	Executive Vice President – 15,000 units;

•	Senior Vice President – 10,000 units; and

•	Vice President - 5,000 units.
Executive officers are not permitted to sell any units received under the MPLX 2012 Plan unless their guideline ownership levels are met and are maintained after the sale. Additionally, a one-year holding requirement prevents executive officers from selling any phantom or performance units settled in MPLX common units for twelve months from the time they are vested or earned. This requirement applies to units net of taxes at the time of vesting or distribution.

Prohibition on Derivatives and Hedging
In order to ensure our executive officers, including our NEOs, bear the full risk of our unit ownership, we maintain a policy that prohibits hedging transactions related to our units, or pledging or creating security interests in our units, including units in excess of a unit ownership guideline requirement.

Severance and Change in Control Arrangements

None of our NEOs have employment agreements with us, our general partner or MPC. Our NEOs are eligible to participate in MPC’s Amended and Restated Executive Change in Control Severance Benefits Plan. This plan provides senior executives with severance payments and benefits in the event of a qualified termination of employment within two years of the occurrence of a change in control of MPC, which would also likely result in a change in control of us. All determinations with respect to such benefits would be made by MPC without input from us or our general partner or its board of directors. MPC would bear the full cost of any such payments to our NEOs and benefits and no portion of such payments would be charged back to us under the provisions of the omnibus agreement.

Our NEOs do not participate in any arrangements that would result in the payment of any amounts or provision of any benefits solely as a result of a change in control of us. However, the board of directors of our general partner approved provisions in our 2014 grant agreements and thereafter that would provide for accelerated vesting upon a qualified termination from service in connection with a change in control of MPLX.

If any of the MW NEOs separate from service as a result of a Relocation Event, unvested MPLX phantom units and MPC restricted stock received as part of the retention grants previously discussed in the “Retention Agreements with Former MarkWest Executives” section will be issued. The amount payable to each of our MW NEOs, assuming such termination occurred on December 31, 2015, based on the MPLX common unit and MPC closing price as of that date, would have been as follows: Ms. Buese, $4,806,257; Mr. Bromley, $4,017,219; Mr. Floerke, $3,505,457; and Mr. Mollenkopf, $5,696,846.
Recoupment/Clawback Policy
In addition to any compensation recoupment policies that apply with respect to the compensation our NEOs receive from MPC, the MPLX 2012 Plan provides that all awards granted under the MPLX 2012 Plan will be subject to clawback or recoupment in the case of certain forfeiture events. If the Partnership is required, pursuant to a determination made by the SEC or the audit committee of our general partner, to prepare a material accounting restatement due to our non-compliance with any financial reporting requirement under applicable securities laws as a result of misconduct, the audit committee may determine that a forfeiture event has occurred based on an assessment of whether an executive officer:

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
These recoupment provisions are in addition to the requirements in Section 304 of the Sarbanes-Oxley Act of 2002, which provide that the Chief Executive Officer and Chief Financial Officer shall reimburse us for incentive-based or equity-based compensation, as well as any related profits received in the 12-month period prior to the filing of an accounting restatement due to non-compliance with financial reporting requirements as a result of our misconduct. Additionally, all equity grants made since 2012 include provisions making them subject to any clawback provisions required by the Dodd-Frank Act and any other “clawback” provisions as required by law or by the applicable listing standards of the exchange on which the Partnership’s common units are listed for trading.
Additional Compensation Components
In the future, as MPC and/or our general partner formulate and implement the compensation programs for our executive officers, MPC and/or our general partner may provide additional or different compensation components, benefits and/or perquisites to help ensure our executive officers are provided with a balanced, comprehensive and competitive total compensation package. We, MPC and our general partner believe that it is important to maintain flexibility to adapt compensation structures on an ongoing basis to properly attract, motivate, retain and reward the top executive talent for which we, MPC and our general partner compete with other companies.

COMPENSATION-BASED RISK ASSESSMENT

Annually, the Committee reviews our policies and practices in compensating our service providers (including both executive officers and non-executives, if any) as they relate to our risk management profile.

The Committee completed this review of our 2015 programs in February 2016. As a result of this review, the Committee concluded that any risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on our financial statements.

2015 Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by or paid to Mr. Heminger, the PEO of our general partner, Ms. Buese, the PFO of our general partner, the three next most highly compensated executive officers of our general partner and Messrs. Griffith and Templin, former PFOs of our general partner as of December 31, 2015, (collectively, our NEOs):

Name and Principal Position	Year	Salary(1) ($)	Stock Awards (2) ($)	Total ($)
Gary R. Heminger Chairman of the Board and Chief Executive Officer	2015	1,220,000	2,239,071	3,459,071
	2014	1,175,000	2,160,047	3,335,047
	2013	1,175,000	1,593,015	2,768,015
Nancy K. Buese Executive Vice President and Chief Financial Officer	2015	34,615	4,191,872	4,226,487
C. Corwin Bromley Executive Vice President, General Counsel (Chief Legal Officer) and Secretary	2015	34,615	3,525,011	3,559,626
Gregory S. Floerke Executive Vice President and Chief Commercial Officer, MarkWest Assets	2015	30,769	3,092,492	3,123,261
John C. Mollenkopf Executive Vice President and Chief Operating Officer, MarkWest Operations	2015	36,923	4,944,559	4,981,482
Timothy T. Griffith Former Vice President and Chief Financial Officer (Former PFO)	2015	155,000	366,452	521,452
Donald C. Templin Executive Vice President (Former PFO)	2015	515,000	508,906	1,023,906
	2014	475,000	475,212	950,212
	2013	475,000	371,719	846,719

(1)
The amounts shown in this column reflect the annualized fixed fee for Messrs. Heminger and Templin for 2015, 2014 and 2013 and for Mr. Griffith for 2015. The amounts listed for the MW NEOs are salaries paid by MPLX LP while they were employed by MarkWest Hydrocarbon.

(2)
The amounts shown in this column reflect the aggregate grant date fair value in accordance with provisions of the Financial Accounting Standards Board Accounting Standards Codification 718, Compensation - Stock Compensation (FASB ASC Topic 718.) See Item 8. Financial Statements and Supplementary Data - Note 19 for assumptions used in the calculation of the amounts related to MPLX equity. Assumptions used in the calculation of the MPC equity value are included in footnote 23 to the Company’s financial statements as reported on Form 10-K for the fiscal year ended December 31, 2015. The maximum value of the performance units reported in the “Unit Awards” column assuming the highest level of performance is achieved for Messrs. Heminger, Griffith and Templin for 2015 is $2,200,000, $360,000 and $500,000, respectively; for Messrs. Heminger and Templin for 2014 is $2,000,000 and $440,000, respectively and for Messrs. Heminger and Templin for 2013 is $1,800,000 and $420,000, respectively.

Grants of Plan-Based Awards in 2015
The following table provides information regarding all plan-based awards, including cash-based incentive awards and equity awards (specifically phantom units, performance units and MPC restricted stock) granted to each of our NEOs in 2015. The phantom unit and performance unit awards listed in the table below were granted under the MPLX 2012 Plan. The MPC restricted stock awards listed in the table below were granted under the Marathon Petroleum Corporation 2012 Incentive Compensation Plan.

Name	Type of Award	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Units (#)	Grant Date Fair Value of Unit and Option Awards(2) ($)
			Threshold ($)	Target ($)	Maximum ($)
Gary R. Heminger	MPLX Phantom Units	3/1/2015				13,379	1,100,021
	MPLX Performance Units	3/1/2015	550,000	1,100,000	2,200,000		1,139,050
Nancy K. Buese	MPLX Phantom Units	12/18/2015				96,025	3,191,871
	MPC Restricted Stock	12/18/2015				19,861	1,000,001
C. Corwin Bromley	MPLX Phantom Units	12/18/2015				75,963	2,525,010
	MPC Restricted Stock	12/18/2015				19,861	1,000,001
Gregory S. Floerke	MPLX Phantom Units	12/18/2015				62,951	2,092,491
	MPC Restricted Stock	12/18/2015				19,861	1,000,001
John C. Mollenkopf	MPLX Phantom Units	12/18/2015				118,669	3,944,558
	MPC Restricted Stock	12/18/2015				19,861	1,000,001
Timothy T. Griffith	MPLX Phantom Units	3/1/2015				2,190	180,062
	MPLX Performance Units	3/1/2015	90,000	180,000	360,000		186,390
Donald C. Templin	MPLX Phantom Units	3/1/2015				3,041	250,031
	MPLX Performance Units	3/1/2015	125,000	250,000	500,000		258,875

(1)	The target amounts shown in this column reflect the number of performance units granted to each of our NEOs, and each unit has a target value of $1.00.

(2)
The amounts shown in this column reflect the total grant date fair value of performance units and phantom units granted in 2015 in accordance with FASB ASC Topic 718. Performance units are designed to settle 25 percent in MPLX common units and 75 percent in cash. The performance unit awards with a grant date of March 1, 2015 have a grant date fair value of $1.0355 per unit as calculated using a Monte Carlo valuation model. See Item 8. Financial Statements and Supplementary Data - Note 19 for assumptions used in the calculation of these amounts. The phantom unit value is based on the MPLX closing unit price on the grant date, or the next business day if the grant date is not a business day. The prices used for the March 1, 2015 and December 18, 2015 grants of phantom unit awards, were $82.22 per unit and $33.24 per unit, respectively. The restricted stock value was based on the MPC closing stock price on the grant date listed, or the next business day if the grant date is not a business day. The price used for the December 18, 2015 grants of restricted stock awards was $50.35 per share.

Phantom Units (Other Unit Awards): The board of directors of our general partner granted phantom unit awards to our NEOs with a grant date of March 1, 2015, for Messrs. Heminger, Griffith and Templin and December 18, 2015, for the MW NEOs. The phantom unit awards generally vest in one-third increments on the first, second and third anniversaries of the grant date. However, as specified in the “Retention Agreement with Former MarkWest Executives“ section, a portion of phantom units awarded to the MW NEOs will fully vest and become payable upon their termination of employment. The number of phantom units subject to this immediate vesting are: Ms. Buese, 52,026; Mr. Bromley, 50,240; Mr. Floerke, 36,476; and Mr. Mollenkopf, 57,297. Cash distributions accrue on the phantom unit awards and are paid upon vesting. There are no voting rights associated with unvested phantom units. If an NEO retires under MPC’s mandatory retirement policy, unvested phantom units vest and accrued cash distributions are paid upon the mandatory retirement date (the first day of the month coincident with or following the officer’s sixty-fifth birthday.) In the event of the death of an NEO or a change in control of the Partnership, unvested phantom units immediately vest and accrued cash distributions are paid. If an NEO otherwise retires or leaves the Partnership prior to the vesting date, unvested phantom units and unpaid cash distributions are forfeited.

Performance Units (Equity Incentive Plan Awards): The board of directors of our general partner granted performance units to Messrs. Heminger, Griffith and Templin with a grant date of March 1, 2015. Each performance unit has a target value of $1.00 and is designed to settle 25 percent in MPLX common units and 75 percent in cash. Payout of these units could vary from $0.00 to $2.00 per unit and is tied to our TUR over a thirty-six-month period as compared to the TUR of those in our peer group for the January 1, 2015 through December 31, 2017 performance period. No cash distributions are paid and there are no voting rights associated with unvested performance units. If an NEO retires following the completion of one-half of the performance period, he will be eligible to receive, at the discretion of the board of directors of our general partner, a prorated payout based on the actual results of that performance period. In the event of the death of an NEO or a change in control of the Partnership, all unvested performance units immediately vest at target levels.

MPC Restricted Stock: The compensation committee of MPC granted restricted stock awards to the MW NEOs with a grant date of December 18, 2015, which vests on the third anniversary of the grant date. Dividends accrue on the restricted stock awards and are paid upon vesting. There are voting rights associated with unvested restricted stock awards. If an NEO retires under MPC’s mandatory retirement policy, unvested restricted stock vests and accrued dividends are paid upon the mandatory retirement date. In the event of the death of an NEO or a change in control of the Partnership, unvested restricted stock immediately vests and accrued dividends are paid. If an NEO otherwise retires or leaves the Company prior to the vesting date, unvested restricted stock and accrued but unpaid dividends are forfeited.
Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding unvested MPLX phantom units, unvested MPLX performance units and unvested MPC restricted stock held by each of our NEOs as of December 31, 2015:

			Stock Awards
Name	Grant Date		Number of Units That Have Not Vested (1) (#)	Market Value of Units That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights that Have Not Vested (4) ($)
Gary R. Heminger		MPLX	36,158	1,422,094	2,100,000	1,750,000
Nancy K. Buese		MPLX	96,025	3,776,663
		MPC	19,861	1,029,594
C. Corwin Bromley		MPLX	75,963	2,987,625
		MPC	19,861	1,029,594
Gregory S. Floerke		MPLX	62,951	2,475,863
		MPC	19,861	1,029,594
John C. Mollenkopf		MPLX	118,669	4,667,252
		MPC	19,861	1,029,594
Timothy T. Griffith		MPLX	3,186	125,305	225,000	144,000
Donald C. Templin		MPLX	8,175	321,523	470,000	389,000

(1)
The amounts shown in this column reflect the number of unvested MPLX phantom units held by each of our NEOs on December 31, 2015. Phantom unit grants generally are scheduled to vest in one-third increments on the first, second and third anniversaries of the grant date. It also includes unvested shares of MPC restricted stock granted to MW NEOs as part of their retention grants as previously discussed in the “Retention Agreements with Former MarkWest Executives” section. MPC restricted stock grants are scheduled to vest in full on the third anniversary of the grant date.

MPLX Phantom Units
Name	Grant Date	Number of Unvested Units	Vesting Dates
Gary R. Heminger	3/1/2015	13,379	3/1/2016, 3/1/2017, 3/1/2018
	3/1/2014	13,679	3/1/2016, 3/1/2017
	2/27/2013	9,100	2/27/2016
		36,158
Nancy K. Buese	12/18/2015	52,026	Upon termination without cause
	12/18/2015	43,999	12/18/2016, 12/18/2017, 12/18/2018
		96,025
C. Corwin Bromley	12/18/2015	50,240	Upon termination without cause
	12/18/2015	25,723	12/18/2016, 12/18/2017, 12/18/2018
		75,963
Gregory S. Floerke	12/18/2015	36,476	Upon termination without cause
	12/18/2015	26,475	12/18/2016, 12/18/2017, 12/18/2018
		62,951
John C. Mollenkopf	12/18/2015	57,297	Upon termination without cause
	12/18/2015	61,372	12/18/2016, 12/18/2017, 12/18/2018
		118,669
Timothy T. Griffith	3/1/2015	2,190	3/1/2016, 3/1/2017, 3/1/2018
	3/1/2014	616	3/1/2016, 3/1/2017
	2/27/2013	380	2/27/2016
		3,186
Donald C. Templin	3/1/2015	3,041	3/1/2016, 3/1/2017, 3/1/2018
	3/1/2014	3,010	3/1/2016, 3/1/2017
	2/27/2013	2,124	2/27/2016
		8,175

MPC Restricted Stock
Name	Grant Date	Number of Unvested Units	Vesting Dates
Nancy K. Buese	12/18/2015	19,861	12/18/2018
C. Corwin Bromley	12/18/2015	19,861	12/18/2018
Gregory S. Floerke	12/18/2015	19,861	12/18/2018
John C. Mollenkopf	12/18/2015	19,861	12/18/2018

(2)
The amounts shown in this column reflect the aggregate value of all unvested MPLX phantom units held by each of our NEOs on December 31, 2015, using the MPLX common unit closing price of $39.33 per unit. It also includes the value of unvested shares of MPC restricted stock granted to MW NEOs as part of their retention grants as previously discussed in the “Retention Agreements with Former MarkWest Executives” section. These are valued using the MPC closing price on December 31, 2015 of $51.84 per share.

(3)
The amounts shown in this column reflect the number of unvested performance units held by Messrs. Heminger, Griffith and Templin on December 31, 2015. Performance unit grants awarded in 2015 have a 36-month performance cycle and are designed to settle 25 percent in MPLX common units and 75 percent in cash. Each of these performance unit grants has a target value of $1.00 and payout may vary from $0.00 to $2.00 per unit. Payout is tied to our TUR as compared to specified peer groups.

Name	Grant Date	Number of Unvested Units	Performance Period Ending Date
Gary R. Heminger	3/1/2015	1,100,000	12/31/2017
	3/1/2014	1,000,000	12/31/2016
		2,100,000
Timothy T. Griffith	3/1/2015	180,000	12/31/2017
	3/1/2014	45,000	12/31/2016
		225,000
Donald C. Templin	3/1/2015	250,000	12/31/2017
	3/1/2014	220,000	12/31/2016
		470,000

(4)
The amounts shown in this column reflect the aggregate value of all performance units held by Messrs. Heminger, Griffith and Templin on December 31, 2015 assuming a payout of $1.20 per unit for the 2014 grant and $0.50 per unit for the 2015 grant, which is the next higher performance achievement that exceeds the performance for these grants' performance period ended December 31, 2015.

Option Exercises and Units Vested in 2015

The following table provides information regarding phantom units vested in 2015.

	Stock Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Gary R. Heminger	15,938	1,300,253
Timothy T. Griffith	687	56,060
Donald C. Templin	3,627	295,844

(1)	This column reflects the actual pre-tax gain realized by Messrs. Heminger, Griffith and Templin upon vesting of phantom units, which is the fair market value of the units on the date of vesting.

Potential Payments Upon a Termination or Change In Control

The only situation in which an NEO would receive payment due to the accelerated vesting of our performance units and phantom units, without the discretion of the board of directors of our general partner, would be upon a termination from service in connection with the change in control of MPLX LP. The amount payable to each of our NEOs, assuming such termination occurred on December 31, 2015, based on our MPLX common unit closing price and MPC closing price as of that date and assuming our performance units settled at target, would have been as follows: Mr. Heminger, $3,522,094; Ms. Buese, $4,806,257; Mr. Bromley, $4,017,219; Mr. Floerke, $3,505,457; Mr. Mollenkopf, $5,696,846; Mr. Griffith, $350,305; and Mr. Templin, $791,523.

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

2015 Director Compensation Table

Amounts reflected in the table below represent compensation earned by or paid to our general partner’s non-employee directors in the twelve months ended December 31, 2015.

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Michael L. Beatty	5,707	5,707	—	—	—	—	11,414
David A. Daberko	71,875	71,875	—	—	—	—	143,750
Christopher A. Helms	86,875	71,875	—	—	—	10,000	168,750
Garry L. Peiffer	71,875	71,875	—	—	—	—	143,750
Dan D. Sandman	86,875	71,875	—	—	—	10,000	168,750
John P. Surma	71,875	71,875	—	—	—	—	143,750
C. Richard Wilson	86,875	71,875	—	—	—	—	158,750

(1)	The amounts shown in this column reflect the director cash retainers and committee chair and lead director fees paid for service from January 1, 2015, through December 31, 2015.

(2)
The amounts shown in this column reflect the aggregate grant date fair value, as computed in accordance with provisions of Financial Accounting Standards Board Accounting Standards Codification 718, Compensation - Stock Compensation (“FASB ASC Topic 718”), for phantom unit awards granted to the non-management directors in 2015. All phantom unit awards are deferred until departure from the board and distribution equivalents in the form of additional phantom unit awards are credited to non-management director deferred accounts as and when distributions are paid on our common units. The aggregate number of MPLX phantom unit awards credited for board service and outstanding as of December 31, 2015, for each non-employee director is as follows: Messrs. Daberko, Helms, Sandman, Surma, and Wilson, 4,804; Mr. Peiffer, 2,506; Mr. Beatty, 172.

(3)	The amounts shown in this column reflect contributions made on behalf of Messrs. Helms and Sandman to educational institutions under our matching gifts program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2015 (unless otherwise noted) beneficially owned more than five percent of our outstanding units or more than five percent of any class of our outstanding units.

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests	Number of General Partner Units	Percent of General Partner Units	Percent of Units Representing Total Partnership Interests(2)
Marathon Petroleum Corporation(1)	56,932,134	19.2%	6,800,475	100%	20.4%
539 S. Main Street
Findlay, Ohio 45840
Tortoise Capital Advisors, L.L.C.(3)	18,870,094	6.4%	—	—	6.0%
11550 Ash Street, Suite 300
Leawood, Kansas 66211
ALPS Advisors, Inc.(4)	16,813,973	5.7%	—	—	5.4%
1290 Broadway, Suite 1100
Denver, Colorado 80203
Alerian MLP ETF(4)	16,677,671	5.6%	—	—	5.3%
1290 Broadway, Suite 1100
Denver, Colorado 80203

(1)
The 56,932,134 common units representing limited partner interests (“Common Units”) are directly held by MPLX Logistics Holdings LLC. The 6,800,475 general partner units are directly held by MPLX GP LLC and represent its two percent general partner interest in MPLX LP. Marathon Petroleum Corporation is the ultimate parent company of MPLX GP LLC and MPLX Logistics Holdings LLC and may be deemed to beneficially own the Common Units directly held by MPLX Logistics Holdings LLC, and the general partner units directly owned by MPLX GP LLC. MPC Investment owns all of the membership interests in both MPLX GP LLC and MPLX Logistics Holdings, and MPC owns all of the membership interest in MPC Investment.

(2)
Percentages in this column were calculated excluding the Class A units and including the Class B units on an as-converted basis. All of the Class A units are owned by MarkWest Hydrocarbon, a wholly-owned subsidiary of the Partnership. All of the 7,981,756 Class B units currently outstanding are owned by M&R MWE Liberty LLC and will convert into approximately 8.7 million Common Units in two equal installments on July 1, 2016, and July 1, 2017.

(3)
According to a Schedule 13G/A filed with the SEC on February 9, 2016, by Tortoise Capital Advisors, L.L.C. (“TCA”). According to such Schedule 13G/A, TCA acts as an investment adviser to certain investment companies registered under the Investment Company Act of 1940. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owners under Rule 13d-3 of the Act, of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA. Thus, TCA has reported that it shares voting power and dispositive power over the securities owned of record by these investment companies. TCA also acts as an investment adviser to certain managed accounts. Under contractual agreements with managed account clients, TCA, with respect to the securities held in the client managed accounts, has investment and voting power with respect to certain client accounts, and has investment power but no voting power with respect to certain other client accounts. TCA has reported that it shares voting and/or investment power over the securities held by these client managed accounts despite a delegation of voting and/or investment power to TCA because the clients have the right to acquire investment and voting power through termination of their agreements with TCA. TCA may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act that are held by its clients. Subject to the above, TCA reported that it has sole voting power over 297,106 of our Common Units, shared voting power over

16,921,742 of our Common Units, sole dispositive power over 297,106 of our Common Units and shared dispositive power over 18,572,988 of our Common Units.

(4)
According to a Schedule 13G filed with the SEC on February 3, 2016, by ALPS Advisors, Inc. (“AAI”) and Alerian MLP ETF. According to such Schedule 13G, AAI, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to investment companies registered under the Investment Company Act of 1940 (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over our Common Units that are owned by the Funds, and may be deemed to be the beneficial owner of our Common Units held by the Funds. However, all of our Common Units are owned by the Funds. AAI disclaims beneficial ownership of such securities. In addition, the filing of such Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by such Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Subject to the above, AAI reported that it has sole voting power over none of our Common Units, shared voting power over 16,813,973 of our Common Units, sole dispositive power over none of our Common Units and shared dispositive power over 16,813,973 of our Common Units. Subject to the above, and according to the Schedule 13G, Alerian MLP ETF reported that it beneficially owns 16,677,671 of our Common Units, has sole voting power over none of our Common Units, shared voting power over 16,677,671 of our Common Units, sole dispositive power over none of our Common Units and shared dispositive power over 16,677,671 of our Common Units.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of MPLX LP common units beneficially owned as of January 31, 2016, except as otherwise noted, by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Total Outstanding
Directors / Named Executive Officers
Gary R. Heminger	141,029	(2)(5)(6)(7)	*
Frank M. Semple	711,294	(2)(6)	*
Pamela K.M. Beall	14,174	(2)(5)(7)	*
Michael L. Beatty	28,019	(2)(4)	*
C. Corwin Bromley	146,059	(2)(5)	*
Nancy K. Buese	202,779	(2)(5)	*
David A. Daberko	16,387	(2)(3)(4)	*
Gregory S. Floerke	83,985	(2)(5)	*
Timothy T. Griffith	11,125	(2)(5)(7)	*
Christopher A. Helms	16,282	(2)(4)	*
John C. Mollenkopf	413,452	(2)(5)	*
Garry L. Peiffer	34,680	(4)(6)	*
Dan D. Sandman	49,282	(2)(4)	*
John P. Surma	13,887	(2)(3)(4)	*
Donald C. Templin	30,842	(2)(5)(7)	*
C. Richard Wilson	15,282	(2)(4)	*
All Directors and Executive Officers as a group (19 reporting persons)	1,989,363	(2)(3)(4)(5)(6)(7)	*

(1)	None of the common units reported in this column are pledged as security.

(2)	Includes common units directly or indirectly held in beneficial form.

(3)
Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan and credited within a deferred account pursuant to the Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors. The aggregate number of phantom unit awards credited as of January 31, 2016, for each of Messrs. Daberko and Surma is 1,105.

(4)
Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan and credited within a deferred account pursuant to the MPLX GP LLC Non-Management Director Compensation Policy and Director Equity Award Terms. The aggregate number of phantom unit awards credited as of January 31, 2016, for the non-management directors of our general partner is as follows: Messrs. Daberko, Helms, Sandman, Surma and Wilson, 5,282 each; Mr. Peiffer, 2,983; and Mr. Beatty, 649.

(5)	Includes phantom unit awards granted pursuant to the MPLX LP 2012 Incentive Compensation Plan, which may be forfeited under certain conditions.

(6)
Includes common units indirectly beneficially owned in trust. The number of common units held in trust as of January 31, 2016, by each applicable director or named executive officer of our general partner is as follows: Mr. Heminger, 26,750; Mr. Semple, 377,952; and Mr. Peiffer, 31,697.

(7)	Includes common units issued in settlement of performance units within sixty days of January 31, 2016.

*
The percentage of common units beneficially owned by each director or each executive officer of our general partner does not exceed one percent of the common units outstanding, and the percentage of common units beneficially owned by all directors and executive officers of our general partner as a group does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of MPC common stock beneficially owned as of January 31, 2016, except as otherwise noted, by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Total Outstanding
Directors/Named Executive Officers
Gary R. Heminger	2,304,708	(2)(4)(5)(7)(8)(9)	*
Frank M. Semple	—		*
Pamela K.M. Beall	116,024	(2)(4)(8)(9)	*
Michael L. Beatty	—		*
C. Corwin Bromley	19,861	(4)	*
Nancy K. Buese	19,861	(4)	*
David A. Daberko	137,224	(2)(3)	*
Gregory S. Floerke	19,939	(4)(5)	*
Timothy T. Griffith	110,218	(2)(4)(8)(9)	*
Christopher A. Helms	—		*
John C. Mollenkopf	19,861	(4)	*
Garry L. Peiffer	485,370	(7)(8)	*
Dan D. Sandman	—		*
John P. Surma	33,300	(3)(7)	*
Donald C. Templin	415,962	(2)(4)(8)(9)	*
C. Richard Wilson	—		*
All Directors and Executive Officers as a group (19 reporting persons)	3,944,368	(2)(3)(4)(5)(6)(7)(8)(9)	*

(1)	None of the shares of common stock reported in this column are pledged as security.

(2)	Includes shares of common stock directly or indirectly held in registered or beneficial form.

(3)
Includes restricted stock unit awards granted pursuant to the Second Amended and Restated Marathon Petroleum Corporation 2011 Incentive Compensation Plan and/or the Marathon Petroleum Corporation 2012 Incentive Compensation Plan, and credited within a deferred account pursuant to the Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors. The aggregate number of restricted stock unit awards credited as of January 31, 2016, for each of Messrs. Daberko and Surma are 133,224 and 23,300, respectively.

(4)
Includes shares of restricted stock issued pursuant to the Marathon Petroleum Corporation 2012 Incentive Compensation Plan, which are subject to limits on sale and transfer, and may be forfeited under certain conditions.

(5)	Includes shares of common stock held within the Marathon Petroleum Thrift Plan.

(6)	Includes shares of common stock held within the Marathon Petroleum Corporation Dividend Reinvestment and Direct Stock Purchase Plan.

(7)
Includes shares of common stock indirectly beneficially owned in trust. The number of shares held in trust as of January 31, 2016, by each applicable director or named executive officer of our general partner is as follows: Mr. Heminger, 21,228; Mr. Peiffer, 63,394; and Mr. Surma, 10,000.

(8)
Includes stock options exercisable within sixty days of January 31, 2016, including 127,604 stock options exercisable by the applicable directors and named executive officers but not in the money as of January 31, 2016.

(9)	Includes shares of common stock issued in settlement of performance units within sixty days of January 31, 2016.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 with respect to common units that may be issued under the MPLX LP 2012 Incentive Compensation Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	1,108,585	N/A	1,581,743
Equity compensation plans not approved by security holders	—	—	—
Total	1,108,585		1,581,743

(1)	Includes the following:

(a)	1,031,219 phantom unit awards granted pursuant to the MPLX 2012 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2015.

(b)
77,366 units as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2015, pursuant to the MPLX 2012 Plan based on the closing price of our common units on December 31, 2015, of $39.33 per unit. The number of units reported for this award vehicle may overstate dilution. See Item 8. Financial Statements and Supplementary Data - Note 19 for more information on performance unit awards granted under the MPLX 2012 Plan.

(2)	There is no exercise price associated with phantom unit awards.

(3)
Reflects the common units available for issuance pursuant to the MPLX 2012 Plan. The number of units reported in this column assumes 77,366 as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2015 pursuant to the MPLX 2012 Plan based on the closing price of our common units on December 31, 2015, of $39.33 per unit. The number of units assumed for this award vehicle may understate the number of common units available for issuance pursuant to the MPLX 2012 Plan. See Item 8. Financial Statements and Supplementary Data - Note 19 for more information on performance unit awards issued pursuant to the MPLX 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Our general partner is an affiliate of MPC. On November 30, 2015, our direct wholly-owned subsidiary, MPLX Operations LLC (“MPLX Operations”), entered into a partnership interests purchase agreement with MPL Investment LLC (“MPL Investment”). MPL Investment is an indirect wholly owned subsidiary of MPC. In accordance with the terms of the agreement, effective as of December 4, 2015, MPLX Operations purchased from MPL Investment the remaining 0.5 percent of the outstanding partnership interests of MPLX Pipe Line Holdings LP, now known as MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”), held by MPL Investment for $12 million.

On December 4, 2015, in connection with the MarkWest Merger, we issued 216,350,465 common units, 28,554,313 Class A units and 7,981,756 Class B units, which reduced MPLX Logistics Holdings’ percentage of beneficial ownership of the limited partner interests in us from an approximate 71 percent to an approximate 18.2 percent, based upon 296,687,176 common units issued and outstanding as of December 4, 2015 and disregarding Class A units, which are held by a wholly-owned subsidiary of MPLX, and including Class B units on an as-converted basis. As of February 12, 2016, MPC owned 56,932,134 common units. In addition, our general partner owned 6,800,681 general partner units as well as all of our incentive distribution rights. Our general partner manages our operations and activities through its officers and directors. Messrs. Heminger, Templin and Swearingen serve as executive officers of our general partner and MPC. Accordingly, we view transactions between us and MPC as related party transactions.

MPLX Pipe Line Holdings LP (now known as MPLX Pipe Line Holdings LLC)

In connection with the closing of the Initial Offering we entered into an amended and restated limited partnership agreement of Pipe Line Holdings, pursuant to which we received a 51 percent general partner interest and MPC received a 49 percent limited partner interest in Pipe Line Holdings. On May 1, 2013 and March 1, 2014, respectively, we purchased an additional 5 percent and 13 percent interest in Pipe Line Holdings. On December 1, 2014, we purchased and received a contribution of a total additional 30.5 percent in Pipe Line Holdings. As noted above, on December 4, 2015, we purchased the remaining 0.5 percent for $12 million. On December 31, 2015, MPLX Pipe Line Holdings LP was converted into a limited liability company and is now known as MPLX Pipe Line Holdings LLC. We own 100 percent of Pipe Line Holdings.

Distributions by Pipe Line Holdings

Until its conversion to a limited liability company, pursuant to its amended and restated limited partnership agreement, Pipe Line Holdings distributed all of its distributable cash to us and MPC on a pro rata basis as of the end of each quarter. In 2015, Pipe Line Holdings paid MPC $1 million in cash distributions.

Distributions by the Partnership

Pursuant to our first amended and restated agreement of limited partnership, we make cash distributions to our unitholders, including MPC as the direct and indirect holder of an aggregate 56,932,134 common units, as well as a two percent general partner interest. If distributions exceed the minimum quarterly distribution and target distribution levels, the general partner is entitled to increasing percentages of our distributions, up to 48 percent of our distributions above the highest target distribution level. In 2015, we paid MPC $97 million in cash distributions with respect to its common and subordinated units, which converted to common units on August 17, 2015, and $21 million in cash distributions with respect to its general partner interest.

Reimbursements paid to MPC

Pursuant to our first amended and restated agreement of limited partnership, we are required to reimburse our general partner and its affiliates, including MPC, for all costs and expenses that our general partner and its affiliates, including MPC, incur on our behalf for managing and controlling our business and operations. Except to the extent specified under the omnibus agreement (described below), our general partner determines the amount of these expenses and such determinations are required to be made in good faith in accordance with the terms of our first amended and restated agreement of limited partnership. In 2015, we reimbursed our general partner $9 million for costs and expenses incurred on our behalf.

Transportation and Storage Services Agreements

We are a party to long-term, fee-based transportation and storage services agreements with MPC. Under these agreements, we provide transportation and storage services to MPC, and MPC provides us with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane. These commercial agreements with MPC are described in more detail under Item 1. Business - Our Transportation and Storage Services Agreements with MPC and Item 8. Financial Statements and Supplementary Data - Note 6. We recorded aggregate revenues of $481 million for 2015 under these transportation and storage services agreements.

Operating Service Agreements

We are a party to an operating services agreement with MPC, under which we operate various pipeline systems owned by MPC. In addition, MPC is a party to operating services agreements with Marathon Pipe Line LLC (or MPL), a wholly-owned subsidiary of Pipe Line Holdings. MPL operates various pipeline systems owned by MPC. Under these operating services agreements, we receive an operating fee for operating the assets and are reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements have terms ranging from one to five years and automatically renew unless terminated by either party. The operating service agreements are described in Item 1. Business - Operating and Management Services Agreements with MPC and Third Parties and Item 8. Financial Statements and Supplementary Data - Note 6. We recorded other income of $22 million and were reimbursed for $21 million of costs and expenses for 2015 under these operating services agreements.

Management Services Agreements

We are a party to two management services agreements with MPC, under which we provide certain management services to MPC with respect to certain of MPC’s retained pipeline assets. MPC pays us a fixed annual fee under the agreements for providing the management services, as adjusted for inflation and changes in the scope of management services provided. These management services agreements are described in more detail under Item 1. Business - Operating and Management Services Agreements with MPC and Third Parties, and Item 8. Financial Statements and Supplementary Data - Note 6. We recorded other income of $1 million in fees for 2015 under these management services agreements.

Omnibus Agreement

We are a party to an omnibus agreement with MPC, under which we pay a fixed annual fee to MPC for the provision by MPC of executive management services by certain executive officers of our general partner, as well as certain general and administrative services and marketing and transportation engineering services. The omnibus agreement also requires us to reimburse MPC for any out-of-pocket costs and expenses incurred by MPC in providing these services. Also under the omnibus agreement, MPC has agreed to indemnify us for certain matters, including environmental, title and tax matters. The omnibus agreement is described in more detail under Item 1. Business - Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data - Note 6. We incurred service fees and expenses of $59 million under the omnibus agreement for 2015.

Employee Services Agreements

We are a party to three employee services agreements with MPC, under which we reimburse MPC for the provision of certain operational and management services in support of our facilities. The employee services agreements are described in more detail under Item 1. Business - Other Agreements with MPC and Item 8. Financial Statements and Supplementary Data - Note 6. We incurred aggregate expenses of $97 million under the employee services agreements for 2015.

Licensing Agreement

MPL and MPC are parties to a license agreement with respect to a terminal property leased by MPL, pursuant to which MPC has access to and operates the terminal. The agreement shall remain in effect until February 1, 2020. We recorded other income of $1 million in 2015 related to this agreement.

Loan Agreement

On December 4, 2015, the Partnership entered into a loan agreement with MPC Investment, a wholly-owned subsidiary of MPC. Under the terms of the agreement, MPC Investment will make a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. The outstanding balance at December 31, 2015 was $8 million. In connection with this loan agreement, the Partnership terminated the previous revolving credit agreement of $50 million with MPC, effective December 31, 2015.

Other Sales to MPC

MPC purchased certain products from MarkWest prior to the MarkWest Merger and continues to purchase products from the Partnership. For the period December 4, 2015 through December 31, 2015, we recorded sales of products to MPC of $1 million.

Time Sharing Agreement

We are a party to a time sharing agreement with MPC, under which we use certain aircraft leased and operated by MPC. Under this agreement, we reimburse MPC for the costs associated with leasing and operating the aircraft based on our actual use of the aircraft. The agreement shall remain in effect until terminated by either party. We incurred expenses of less than $1 million under the time sharing agreement for 2015.

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

•	Payment of compensation to an executive officer or director of our general partner if the compensation is otherwise required to be disclosed in our filings with the SEC;
•Any transaction where the related person’s interest arising solely from the ownership of securities;

•	Any ongoing employment relationship provided that such employment relationship will be subject to initial review and approval; and

•
Any transaction between the Partnership or any of its subsidiaries, on the one hand, and our general partner or any of its affiliates, on the other hand; provided, however, that such transaction is approved consistent with our partnership agreement.

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

The related person transactions policy described above was adopted after the closing of the initial public offering, and as a result the transactions and arrangements with MPC described above that were entered into prior to the closing of the initial public offering were not reviewed under such policy, but were approved by the board of directors of our general partner.

Director Independence

The information appearing under Item 10. Directors, Executive Officers and Corporate Governance – Director Independence, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Aggregate fees for professional services rendered for the Partnership by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and December 31, 2014 are presented in the following table:

Fees(1) (In millions)	2015	2014
Audit	$4	$1
Audit-Related	—	—
Tax	1	—
All Other	—	—
Total	$5	$1

(1)
The Partnership’s Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services Policy is summarized in this Annual Report on Form 10-K. See “Audit Committee Policy for Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services.” In 2015 and 2014, all of these services were pre-approved by the Audit Committee of our general partner in accordance with its pre-approval policy. Our Audit Committee did not utilize the Policy’s de minimis exception in 2015 or 2014.

The Audit fees for the years ended December 31, 2015 and December 31, 2014 were for professional services rendered for the audit of the financial statements and of internal controls over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.

The Tax fees for the year ended December 31, 2015 were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX unit holders and for income tax consultation services. No Tax fees were incurred for the year ended December 31, 2014.
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
Under the policy, the Audit Committee may pre-approve any services to be performed by our independent auditor up to twelve months in advance and may approve in advance services by specific categories pursuant to a forecasted budget. Annually, the executive vice president and chief financial officer of our general partner shall present a forecast of audit, audit-related, tax and permissible non-audit services for the ensuing fiscal year to the Audit Committee for approval in advance. The executive vice president and chief financial officer of our general partner, in coordination with the independent auditor, shall provide an updated budget to the Audit Committee, as needed, throughout the ensuing fiscal year.
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

Exhibits:

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
2.1	Partnership Interests Purchase Agreement dated February 26, 2014, by and between MPLX Operations LLC and MPL Investment LLC	8-K	2.1	3/4/2014	001-35714
2.2	Partnership Interests Purchase and Contribution Agreement, dated December 1, 2014, by and among MPLX Operations LLC, MPLX Logistics Holdings LLC, MPLX LP and MPL Investment LLC	8-K	2.1	12/2/2014	001-35714
2.3 †	Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation	10-Q	2.1	8/3/2015	001-35714
2.4	Amendment to Agreement and Plan of Merger, dated as of November 10, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation	8-K	2.1	11/12/2015	001-35714
2.5	Amendment Number 2 to Agreement and Plan of Merger, dated as of November 16, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation	8-K	2.1	11/17/2015	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated December 4, 2015	8-K	3.1	12/10/2015	001-35714
3.5	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of MPLX LP dated January 28, 2016	8-K	3.1	1/29/2016	001-35714
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	First Supplemental Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	2/12/2015	001-35714

4.3	Registration Rights Agreement dated as of December 22, 2015 by and among MPLX LP, MPLX GP LLC, and each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	4.1	12/22/2015	001-35714
4.4	Second Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.2	12/22/2015	001-35714
4.5	Third Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.3	12/22/2015	001-35714
4.6	Fourth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.4	12/22/2015	001-35714
4.7	Fifth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.5	12/22/2015	001-35714
10.1
Credit Agreement, dated as of November 20, 2014, among MPLX LP, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Barclays Bank PLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporate and RBS Securities Inc., as joint lead arrangers and joint bookrunners, Wells Fargo Bank, N.A., as syndication agent, and each of Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland PLC, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	11/26/2014	001-35714
10.2*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.3	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC	8-K	10.1	11/6/2012	001-35714
10.4	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.5	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500
10.6	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500
10.7	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500
10.8	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500
10.9	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714
10.10	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.11	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500
10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500
10.13	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500
10.14	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500
10.15	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714
10.16	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.17	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714
10.18	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714
10.19	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.20	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.21	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714
10.22	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.23	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714
10.24*	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.25*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.1	5/9/2013	001-35714
10.26*	Form of MPLX LP Performance Unit Award Agreement - 2013-2015 Performance Cycle	10-Q	10.2	5/9/2013	001-35714
10.27*	MPLX LP - Form of MPC Officer Phantom Unit Agreement	10-Q	10.3	5/9/2013	001-35714
10.28*	MPLX LP - Form of MPC Officer Performance Unit Award Agreement - 2013-2015 Performance Cycle	10-Q	10.4	5/9/2013	001-35714
10.29*	Amendment to Outstanding Phantom Unit Award Agreement of Garry L. Peiffer dated November 18, 2013	10-K	10.31	2/28/2014	001-35714
10.30*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Equity Award Terms	10-Q	10.1	5/5/2015	001-35714
10.31	First Amendment to Amended and Restated Operating Agreement, dated as of January 1, 2015, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	5/5/2015	001-35714
10.32	Operating Agreement, dated as of January 1, 2015, between Hardin Street Transportation LLC and Marathon Pipe Line LLC	10-Q	10.3	5/5/2015	001-35714
10.33	Lock-Up Agreement, dated July 11, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC, MarkWest Energy Partners, L.P., M&R MWE Liberty, LLC, EMG Utica, LLC and EMG Utica Condensate, LLC	10-Q	10.2	8/3/2015	001-35714
10.34	Transportation Services Agreement (Cornerstone Pipeline System and Utica Build-Out Projects), effective as of June 11, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	6/17/2015	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.35	First Amendment to Storage Services Agreement, dated as of September 17, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	9/23/2015	001-35714
10.36	Amendment Agreement, dated as of October 27, 2015, by and among MPLX LP, Citibank, N.A., Wells Fargo Bank, National Association, and the other institutions named on the signature pages thereto	8-K	10.1	11/2/2015	001-35714
10.37	Loan Agreement, by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	8-K	10.1	12/10/2015	001-35714
10.38*	Retention Agreement, by and between Marathon Petroleum Company LP and Nancy K. Buese, dated September 14, 2015	8-K	10.2	12/10/2015	001-35714
10.39*	Retention Agreement, by and between Marathon Petroleum Company LP and John C. Mollenkopf, dated November 12, 2015	8-K	10.3	12/10/2015	001-35714
10.40*	Letter Agreement, by and between Marathon Petroleum Corporation and Paula L. Rosson, dated October 6, 2015	8-K	10.4	12/10/2015	001-35714
10.41*	Retention Agreement, by and between Marathon Petroleum Company LP and Greg S. Floerke, dated September 14, 2015					X
10.42*	Retention Agreement, by and between Marathon Petroleum Company LP and C. Corwin Bromley, dated September 14, 2015					X
10.43	Employee Services Agreement, dated December 28, 2015, by and between MPLX LP and MW Logistics Services LLC	8-K	10.1	1/4/2016	001-35714
10.44*	Executive Employment Agreement effective September 5, 2007 between MarkWest Hydrocarbon, Inc. and Frank Semple	8-K	10.1	9/11/2007	001-31239
10.45	Voting Agreement, dated July 11, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC and M&R MWE Liberty, LLC	10-Q	10.1	8/3/2015	001-35714
10.46	Voting Agreement, dated as of November 16, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC, Kayne Anderson Capital Advisors, L.P. and KA Fund Advisors, LLC	8-K	10.1	11/17/2015	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.47	Voting Agreement, dated as of November 16, 2015, by and among MPLX LP, MPLX GP LLC, Sapphire Holdco LLC, and Tortoise Capital Advisors, L.L.C.	8-K	10.2	11/17/2015	001-35714
10.48+	Second Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG, L.L.C. dated December 4, 2015, between MarkWest Utica Operating Company, L.L.C. and EMG Utica, LLC					X
12.1	Computation of Ratio of Earnings to Fixed Charges					X
14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	3/25/2013	001-35714
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

+
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested and has been filed separately with the Securities and Exchange Commission.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2016	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Paula L. Rosson
Paula L. Rosson Senior Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2016 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Gary R. Heminger	Chairman of the Board of Directors and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP) (principal executive officer)
Gary R. Heminger

/s/ Nancy K. Buese	Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP) (principal financial officer)
Nancy K. Buese

/s/ Paula L. Rosson	Senior Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP) (principal accounting officer)
Paula L. Rosson

*	Director and Vice Chairman of MPLX GP LLC (the general partner of MPLX LP)
Frank M. Semple

*	Director and President of MPLX GP LLC (the general partner of MPLX LP)
Donald C. Templin

*	Director and Executive Vice President, Corporate Planning and Strategy of MPLX GP LLC (the general partner of MPLX LP)
Pamela K.M. Beall

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Michael L. Beatty

*	Director of MPLX GP LLC (the general partner of MPLX LP)
David A. Daberko

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Timothy T. Griffith

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christopher A. Helms

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Garry L. Peiffer

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Dan D. Sandman

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John P. Surma

*	Director of MPLX GP LLC (the general partner of MPLX LP)
C. Richard Wilson

*
The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Gary R. Heminger	February 26, 2016
Gary R. Heminger Attorney-in-Fact