Form 10-Q
period 2016-03-31
MPLX LP
filed 2016-05-02
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

MPLX LP had 331,281,560 common units, 7,981,756 Class B units and 7,506,482 general partner units outstanding at April 29, 2016.

MPLX LP
Form 10-Q
Quarter Ended March 31, 2016

Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”), MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), MarkWest Energy Partners, L.P. (“MarkWest”), MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”) and MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”). We have partial ownership interests in a number of joint venture legal entities, including MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”) and its subsidiary Ohio Gathering Company, L.L.C. (“Ohio Gathering”), Ohio Condensate Company, L.L.C. (“Ohio Condensate”), Wirth Gathering Partnership (“Wirth”) and MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. References to “Predecessor” refer collectively to Hardin Street Marine LLC (“HSM”)’s related assets, liabilities and results of the operations.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

Bbl	Barrels
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
Dth/d	Dekatherms per day
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
Initial Offering	Initial public offering on October 12, 2012
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
mmcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Segment revenue, less purchased product costs, less any derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
SEC	Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
VIE	Variable interest entity
WTI	West Texas Intermediate

Part I—Financial Information

Item 1. Financial Statements

MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2016	2015(1)
Revenues and other income:
Service revenue	$229	$16
Service revenue - related parties	150	142
Rental income	70	—
Rental income - related parties	26	25
Product sales	100	—
Product sales - related parties	3	—
Income from equity method investments	5	—
Other income	2	1
Other income - related parties	24	17
Total revenues and other income	609	201
Costs and expenses:
Cost of revenues (excludes items below)	89	42
Purchased product costs	79	—
Rental cost of sales	14	—
Purchases - related parties	76	40
Depreciation and amortization	132	19
Impairment expense	129	—
General and administrative expenses	52	22
Other taxes	11	4
Total costs and expenses	582	127
Income from operations	27	74
Related party interest and other financial costs	1	—
Interest expense (net of amounts capitalized of $7 million and $1 million, respectively)	55	5
Other financial costs	12	1
(Loss) income before income taxes	(41)	68
Benefit for income taxes	(4)	—
Net (loss) income	(37)	68
Less: Net income attributable to noncontrolling interests and Predecessor	23	22
Net (loss) income attributable to MPLX LP	(60)	46
Less: General partner’s interest in net income attributable to MPLX LP	39	4
Limited partners’ interest in net (loss) income attributable to MPLX LP	$(99)	$42

Per Unit Data (See Note 6)
Net (loss) income attributable to MPLX LP per limited partner unit:
Common - basic	$(0.33)	$0.46
Common - diluted	(0.33)	0.46
Subordinated - basic and diluted	—	0.46
Weighted average limited partner units outstanding:
Common - basic	300	43
Common - diluted	300	43
Subordinated - basic and diluted	—	37
Cash distributions declared per limited partner common unit	$0.5050	$0.4100

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2016	December 31, 2015(1)
Assets
Current assets:
Cash and cash equivalents	$4	$43
Receivables, net	250	245
Receivables - related parties	102	187
Inventories	45	51
Other current assets	28	50
Total current assets	429	576
Equity method investments	2,598	2,458
Property, plant and equipment, net	10,195	9,997
Intangibles, net	520	466
Goodwill	2,200	2,570
Long-term receivables - related parties	25	25
Other noncurrent assets	11	12
Total assets	$15,978	$16,104
Liabilities
Current liabilities:
Accounts payable	$105	$91
Accrued liabilities	159	187
Payables - related parties	512	54
Deferred revenue - related parties	35	32
Accrued property, plant and equipment	140	168
Accrued taxes	24	27
Accrued interest payable	56	54
Other current liabilities	14	12
Total current liabilities	1,045	625
Long-term deferred revenue	6	4
Long-term deferred revenue - related parties	9	9
Long-term debt	4,715	5,255
Deferred income taxes	382	378
Deferred credits and other liabilities	166	166
Total liabilities	6,323	6,437
Commitments and contingencies (see Note 18)
Equity
Common unitholders - public (251 million and 240 million units issued and outstanding)	7,805	7,691
Class B unitholders (8 million units issued and outstanding)	266	266
Common unitholder - MPC (79 million and 57 million units issued and outstanding)	1,086	465
General partner - MPC (8 million and 7 million units issued and outstanding)	484	819
Equity of Predecessor	—	413
Total MPLX LP partners’ capital	9,641	9,654
Noncontrolling interest	14	13
Total equity	9,655	9,667
Total liabilities and equity	$15,978	$16,104

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015(1)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(37)	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	11	—
Depreciation and amortization	132	19
Impairment expense	129	—
Deferred income taxes	(4)	—
Equity in earnings from unconsolidated affiliates	(5)	—
Distributions from unconsolidated affiliates	38	—
Changes in:
Current receivables	(5)	2
Inventories	1	—
Change in fair value of derivatives	12	—
Current accounts payable and accrued liabilities	(15)	2
Receivables from / liabilities to related parties	23	(18)
All other, net	15	(1)
Net cash provided by operating activities	295	72
Investing activities:
Additions to property, plant and equipment	(291)	(35)
Investments - loans from (to) related parties	77	(8)
Investments in unconsolidated affiliates	(29)	—
All other, net	3	—
Net cash used in investing activities	(240)	(43)
Financing activities:
Long-term debt - borrowings	306	528
- repayments	(857)	(415)
Related party debt - borrowings	1,437	—
- repayments	(1,007)	—
Debt issuance costs	—	(4)
Net proceeds from equity offerings	321	—
Distributions to unitholders and general partner	(190)	(33)
Distributions to noncontrolling interests	(1)	—
Contributions from noncontrolling interests	2	—
All other, net	(1)	—
Distributions to MPC from Predecessor	(104)	—
Net cash (used in) provided by financing activities	(94)	76
Net (decrease) increase in cash and cash equivalents	(39)	105
Cash and cash equivalents at beginning of period	43	27
Cash and cash equivalents at end of period	$4	$132

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP

Consolidated Statements of Equity (Unaudited)

	Partnership(1)
(In millions)	Common Unitholders Public	Class B Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interests(1)	Equity of Predecessor(1)	Total(1)
Balance at December 31, 2014	$639	—	$261	$217	$(660)	$6	$321	$784
Net income	12	—	11	19	4	—	22	68
Distributions to unitholders and general partner	(9)	—	(8)	(14)	(2)	—	—	(33)
Balance at March 31, 2015	$642	$—	$264	$222	$(658)	$6	$343	$819

Balance at December 31, 2015	$7,691	266	$465	$—	$819	$13	$413	$9,667
Distributions to MPC from Predecessor	—	—	—	—	—	—	(104)	(104)
Issuance of units under ATM Program	315	—	—	—	6	—	—	321
Net (loss) income	(80)	—	(19)	—	39	—	23	(37)
Contribution from MPC	—	—	12	—	3	—	—	15
Distribution to MPC	—	—	(12)	—	(3)	—	—	(15)
Allocation of MPC's net investment at acquisition	—	—	669	—	(337)	—	(332)	—
Distributions to unitholders and general partner	(120)	—	(29)	—	(41)	—	—	(190)
Distributions to noncontrolling interest	—	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interest	—	—	—	—	—	2	—	2
Equity-based compensation	2	—	—	—	—	—	—	2
Deferred income tax impact from changes in equity	(3)	—	—	—	(2)	—	—	(5)
Balance at March 31, 2016	$7,805	$266	$1,086	$—	$484	$14	$—	$9,655

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, growth-oriented master limited partnership formed by MPC. MPLX LP and its subsidiaries (collectively, the “Partnership”) are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the transportation and storage of crude oil and refined petroleum products. On December 4, 2015, the Partnership completed a merger with MarkWest (the “MarkWest Merger”). See Note 3 for additional information.

The Partnership’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) focused on crude oil and refined products and Gathering and Processing (“G&P”) focused on natural gas and NGLs. See Note 8 for additional information regarding operations.

Basis of Presentation – The Partnership’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly owned consolidated subsidiaries, the interests owned by third parties, including MPC, have been recorded as Noncontrolling interest in the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. The Partnership’s investments in a VIE in which the Partnership exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method. The accompanying consolidated financial statements of the Partnership have been prepared in accordance with GAAP. Reclassifications have been made in connection with the MarkWest Merger and HSM acquisition to conform to current classifications. These reclassifications had no effect on previously reported results of operations or retained earnings.

Effective March 31, 2016, the Partnership acquired MPC’s inland marine business. This business is operated through Hardin Street Marine LLC (“HSM”). HSM’s related assets, liabilities and results of the operations are collectively referred to as the “Predecessor.” The acquisition from MPC was a transfer between entities under common control. As an entity under common control with MPC, the Partnership recorded the assets acquired from MPC on its consolidated balance sheets at MPC’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of MPLX LP have been retrospectively adjusted to include the historical results of the assets acquired from MPC prior to the effective date of the acquisition. See Note 3 for additional information regarding the HSM acquisition. The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of the Predecessor at historical cost. The financial statements of the Predecessor have been prepared from the separate records maintained by MPC and may not necessarily be indicative of the conditions or the results of operations that would have existed if the Predecessor had been operated as an unaffiliated entity.

Based on the terms of certain natural gas gathering, transportation and processing agreements, the Partnership is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. The Partnership’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus shale for which it earns a fixed-fee for providing gathering services to a single producer customer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. Other significant implicit leases relate to a natural gas processing agreement in the Marcellus shale and a natural gas processing agreement in the Southern Appalachia region for which the Partnership earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. Similarly, the Partnership is considered to be the lessor under implicit operating lease arrangements with MPC in accordance with GAAP. The Partnership’s primary implicit lease operations with MPC relate to the transportation agreement between HSM and MPC. The rental expense related to the HSM implicit lease is depreciation of the HSM assets. These revenues and costs from implicit leases are recorded as Rental income and Rental expenses, respectively, on the Consolidated Statements of Income. All other services are provided to MPC on an as-needed basis and recorded as Service revenue-related parties on the Consolidated Statements of Income.

The accompanying interim consolidated financial statements are unaudited; however, in the opinion of the Partnership’s management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

In preparing our consolidated statements of equity, net income attributable to MPLX LP is allocated to unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 6.

2. Accounting Standards

Recently Adopted

In September 2015, the FASB issued an accounting standards update that eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. This update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for interim and annual periods beginning after December 15, 2015 with early application permitted. The Partnership adopted this standard during the three months ended March 31, 2016 and as a result recorded its measurement period adjustments in the first quarter 2016 on a cumulative prospective basis as additional analysis was completed on the preliminary purchase price allocation for the acquisition of MarkWest. See Notes 3 and 15 for further discussion and detail related to the adjustment.

In April 2015, the FASB issued an accounting standards update requiring that the earnings of transferred net assets prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. Under this guidance, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. The adoption of this standard did not have a material impact on the consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. The adoption of this standard did not have a material impact on the consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard did not have a material impact on the consolidated results of operations, financial position, cash flows or required disclosures.

Not Yet Adopted

In March 2016, the FASB issued an accounting standards update on the accounting for employee share-based payments. This update requires the recognition of income tax effects of awards through the income statement when awards vest or are settled. It will also increase the amount an employer can withhold for tax purposes without triggering liability accounting. Lastly, the update allows employers to make a policy election to account for forfeitures as they occur. The changes are effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Partnership is in the process of determining the impact of the new standard on the consolidated financial statements.

In February 2016, the FASB issued an accounting standards update on lease accounting. This update requires lessees to put most leases on their balance sheets. The new standard also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Partnership is in the process of determining the impact of the new standard on the consolidated financial statements, and expects such impact to be material.

In January 2016, the FASB issued an accounting standards update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The update also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and the separate presentation of financial assets and liabilities by measurement category and form on the balance sheet and accompanying notes. The update eliminates the requirement to disclose the methods and assumptions used in estimating the fair value of financial instruments measured at amortized cost. Lastly, the update requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when electing to measure the liability at fair value in accordance with the fair value option for financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the consolidated results of operations as of the beginning of the first reporting period the guidance is effective. Early adoption is permitted only for the amendment regarding presentation of the liability’s credit risk. The Partnership is in the process of determining the impact of the new standard on the consolidated financial statements.

In August 2014, the FASB issued an accounting standards update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management is required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. This accounting standards update is effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this standard is not expected to have a material impact on the consolidated results of operations, financial position or cash flows.

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

3. Acquisitions

Acquisition of Hardin Street Marine LLC

On March 14, 2016, the Partnership entered into a Membership Interests Contribution Agreement (the “Contribution Agreement”) with MPLX GP, MPLX Logistics Holdings LLC and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, related to the acquisition of HSM, MPC’s inland marine business, from MPC. Pursuant to the Contribution Agreement, the transaction was valued at $600 million consisting of a fixed number of common units and general partner units of 22,534,002 and 459,878, respectively. The general partner units maintain MPC’s two percent general partner interest in the Partnership. The acquisition closed on March 31, 2016 and the fair value of the common units and general partner units issued was $669 million and $14 million, respectively, as recorded on the Consolidated Statements of Equity. MPC agreed to waive distributions in the first quarter of 2016 on MPLX common units issued in connection with this transaction. MPC will not receive general partner distributions or incentive distribution rights that would otherwise accrue on such MPLX common units with respect to the first quarter distributions. The value of these waived distributions was $15 million.

The inland marine business, comprised of 18 tow boats and 205 barges which transports light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks in the Midwest and U.S. Gulf Coast regions, accounts for nearly 60 percent of the total volumes MPC ships by inland marine vessels. The Partnership accounts for HSM as a reporting unit of the L&S segment.

The Partnership retrospectively adjusted the historical financial results for all periods to include HSM as required for transactions between entities under common control. The following table presents the Partnership’s previously reported Consolidated Statement of Income, retrospectively adjusted for the acquisition of HSM:

	Three Months Ended March 31, 2015
(In millions, except per unit data)	MPLX LP (Previously Reported)	HSM	MPLX LP (Currently Reported)
Revenues and other income:
Service revenue	$16	$—	$16
Service revenue - related parties	111	31	142
Rental income - related parties	4	21	25
Other income	1	—	1
Other income - related parties	6	11	17
Total revenues and other income	138	63	201
Costs and expenses:
Cost of revenues (excludes items below)	28	14	42
Purchases - related parties	24	16	40
Depreciation and amortization	12	7	19
General and administrative expenses	19	3	22
Other taxes	3	1	4
Total costs and expenses	86	41	127
Income from operations	52	22	74
Interest expense (net of amounts capitalized of $1 million)	5	—	5
Other financial costs	1	—	1
Income before income taxes	46	22	68
Net income	46	22	68
Less: Net income attributable to Predecessor	—	22	22
Net income attributable to MPLX LP	46	—	46
Less: General partner’s interest in net income attributable to MPLX LP	4	—	4
Limited partners’ interest in net income attributable to MPLX LP	$42	$—	$42

The following table presents the Partnership’s previously reported Consolidated Balance Sheet, retrospectively adjusted for the acquisition of HSM:

	December 31, 2015
(In millions)	MPLX LP (Previously Reported)	HSM	MPLX LP (Currently Reported)
Assets
Current assets:
Cash and cash equivalents	$43	$—	$43
Receivables, net	244	1	245
Receivables - related parties	88	99	187
Inventories	49	2	51
Other current assets	50	—	50
Total current assets	474	102	576
Equity method investments	2,458	—	2,458
Property, plant and equipment, net	9,683	314	9,997
Intangibles, net	466	—	466
Goodwill	2,559	11	2,570
Long-term receivables - related parties	25	—	25
Other noncurrent assets	12	—	12
Total assets	$15,677	$427	$16,104
Liabilities
Current liabilities:
Accounts payable	$89	$2	$91
Accrued liabilities	186	1	187
Payables - related parties	47	7	54
Deferred revenue - related parties	32	—	32
Accrued property, plant and equipment	166	2	168
Accrued taxes	26	1	27
Accrued interest payable	54	—	54
Other current liabilities	12	—	12
Total current liabilities	612	13	625
Long-term deferred revenue	4	—	4
Long-term deferred revenue - related parties	9	—	9
Long-term debt	5,255	—	5,255
Deferred income taxes	377	1	378
Deferred credits and other liabilities	166	—	166
Total liabilities	6,423	14	6,437
Equity
Common unitholders - public	7,691	—	7,691
Class B unitholders	266	—	266
Common unitholder - MPC	465	—	465
General partner - MPC	819	—	819
Equity of Predecessor	—	413	413
Total MPLX LP partners’ capital	9,241	413	9,654
Noncontrolling interest	13	—	13
Total equity	9,254	413	9,667
Total liabilities and equity	$15,677	$427	$16,104

The following table presents the Partnership’s previously reported Consolidated Statement of Cash Flows, retrospectively adjusted for the acquisition of HSM:

	Three Months Ended March 31, 2015
(In millions)	MPLX LP (Previously Reported)	HSM	MPLX LP (Currently Reported)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$46	$22	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	7	19
Changes in:
Current receivables	2	—	2
Current accounts payable and accrued liabilities	5	(3)	2
Receivables from / liabilities to related parties	(5)	(13)	(18)
All other, net	(1)	—	(1)
Net cash provided by operating activities	59	13	72
Investing activities:
Additions to property, plant and equipment	(30)	(5)	(35)
Investments - loans to related parties	—	(8)	(8)
Net cash used in investing activities	(30)	(13)	(43)
Financing activities:
Long-term debt - borrowings	528	—	528
- repayments	(415)	—	(415)
Debt issuance costs	(4)	—	(4)
Distributions to unitholders and general partner	(33)	—	(33)
Net cash provided by financing activities	76	—	76
Net increase in cash and cash equivalents	105	—	105
Cash and cash equivalents at beginning of period	27	—	27
Cash and cash equivalents at end of period	$132	$—	$132

Purchase of MarkWest Energy Partners, L.P.

On December 4, 2015, a wholly-owned subsidiary of the Partnership merged with MarkWest. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units representing limited partner interests in MPLX LP, plus a one-time cash payment of $6.20 per unit. Each Class B unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into the right to receive one Class B unit of MPLX LP. Each Class B unit of MPLX LP will convert into 1.09 common units of MPLX LP and the right to receive $6.20 in cash, and the conversion of the Class B units will occur in equal installments on July 1, 2016 and July 1, 2017. MPC contributed approximately $1.3 billion of cash to the Partnership to pay the aggregate cash consideration to MarkWest unitholders, without receiving any new equity in exchange. At closing, MPC made a payment of $1.2 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts in July 2016 and 2017 in connection with the conversion of the Class B units to common units of MPLX LP. The Partnership’s financial results and operating statistics reflect the results of MarkWest from the date of the acquisition.

The components of the fair value of consideration transferred are as follows:

(In millions)
Fair value of units issued	$7,326
Cash	1,230
Payable to MarkWest Class B unitholders	50
Total fair value of consideration transferred	$8,606

The following table summarizes the preliminary purchase price allocation. Subsequent to December 31, 2015, additional analysis was completed and adjustments were made to the preliminary purchase price allocation as noted in the table below. The estimated fair value of assets acquired and liabilities and noncontrolling interests assumed at the acquisition date as of March 31, 2016, are as follows:

(In millions)	As Originally Reported	Adjustments	As Adjusted
Cash and cash equivalents	$12	$—	$12
Receivables	164	—	164
Inventories	33	(1)	32
Other current assets	44	—	44
Equity method investments	2,457	143	2,600
Property, plant and equipment	8,474	43	8,517
Intangibles	468	65	533
Other noncurrent assets	5	—	5
Total assets acquired	11,657	250	11,907
Accounts payable	322	—	322
Accrued liabilities	13	6	19
Accrued taxes	21	—	21
Other current liabilities	44	—	44
Long-term debt	4,567	—	4,567
Deferred income taxes	374	3	377
Deferred credits and other liabilities	151	—	151
Noncontrolling interest	13	—	13
Total liabilities and noncontrolling interest assumed	5,505	9	5,514
Net assets acquired excluding goodwill	6,152	241	6,393
Goodwill	2,454	(241)	2,213
Net assets acquired	$8,606	$—	$8,606

Adjustments to the preliminary purchase price stem mainly from additional information obtained by management in the first quarter about facts and circumstances that existed at the acquisition date, including updates to forecasted employee benefit costs, maintenance capital expenditures and completion of certain valuations to determine the underlying fair value of certain acquired assets. The adjustment to intangibles mainly relates to a misstatement in the original preliminary purchase price allocation. The correction of the error resulted in a $68 million reduction to the carrying value of goodwill and an offsetting increase of $64 million in intangibles and $2 million in each of equity method investments and property, plant and equipment. Management concluded that the correction of the error is immaterial to the consolidated financial statements of all periods presented. The Partnership is still completing its analysis of the final purchase price allocation. As further discussed in Note 15, the Partnership recorded a goodwill impairment charge based on the implied fair value of goodwill as of the interim impairment analysis date. Therefore, any future adjustments to the purchase price allocation may be offset by adjustments to the Impairment expense line item in the Consolidated Statements of Income.

The increase to the fair value of intangibles and property, plant and equipment noted above resulted in additional amortization and depreciation expense of approximately $1 million recognized for the three months ended March 31, 2016, in Depreciation and amortization in the Consolidated Statements of Income, that would have been recorded for the year ended December 31, 2015, had the fair value adjustments been recorded as of December 4, 2015. The increase in the fair value of equity investments above would not have resulted in a material effect to the income from equity method investments had the fair value adjustment been recorded as of December 4, 2015.

The purchase price allocation resulted in the recognition of $2.2 billion of goodwill in three reporting units within the Partnership’s G&P segment, substantially all of which is not deductible for tax purposes. Goodwill represents the complementary aspects of the highly diverse asset base of MarkWest and MPLX LP that will provide significant additional opportunities across multiple segments of the hydrocarbon value chain.

The fair value of the common units issued was determined on the basis of the closing market price of the Partnership’s units as of the effective time of the transaction and is considered a Level 1 measurement. The fair value of the Class B units issued was determined based on reference to the value of the common units, adjusted for a lack of distributions prior to their stated conversion dates, and is considered a Level 2 measurement. The fair values of the long-term debt and SMR liabilities were determined as of the acquisition date using the methods discussed in Note 12.

The fair value of the equity method investments was determined based on applying the discounted cash flow method, which is an income approach, to the Partnership’s equity method investments on an individual basis. Key assumptions include discount rates of 9.4 percent to 11.1 percent and terminal values based on the Gordon growth method to capitalize the cash flows, using a 2.5 percent long-term growth rate. Intangibles represent customer contracts and related relationships. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions include attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.5 percent to 12.8 percent. The fair value of property, plant and equipment was determined primarily based on the cost approach. Key assumptions include inputs to the valuation methodology such as recent purchases of similar items and published data for similar items. Components were adjusted for economic and functional obsolescence, location, normal useful lives and capacity (if applicable). The fair value measurements for equity method investments, intangibles, and property, plant and equipment are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The amounts of revenue and income from operations associated with MarkWest are not included in the Consolidated Statement of Income for the period ended March 31, 2015.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

(In millions, except per unit data)	Three Months Ended March 31, 2015
Revenues and other income	$664
Net income attributable to MPLX LP	64
Net income attributable to MPLX LP per unit - basic	0.19
Net income attributable to MPLX LP per unit - diluted	0.18

The unaudited pro forma information includes adjustments primarily to align accounting policies, to adjust depreciation expense to reflect the fair value of property, plant and equipment, increase amortization expense related to identifiable intangible assets, adjust interest expense related to the fair value of MarkWest’s long-term debt, as well as the related income tax effects.

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

A summary of the amounts included in the historical financial statements of MarkWest for the period ended March 31, 2015 related to MarkWest Utica EMG are as follows:

(in millions)	Three Months Ended March 31, 2015
Revenues and other income	$33
Cost of revenue excluding depreciation and amortization	7
Depreciation and amortization	16
Net income attributable to noncontrolling interest	14
Net loss	(4)

EMG Utica, LLC (“EMG Utica”), a joint venture partner in MarkWest Utica EMG, received a special non-cash allocation of income of approximately $10 million for the period ended March 31, 2015. See Note 4 for a description of the transaction and its impact on the financial statements. Net income of MarkWest would not have changed had MarkWest Utica EMG been deconsolidated for the period ended March 31, 2015.

4. Equity Method Investments

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, LLC (“Utica Operating”), a wholly owned and consolidated subsidiary of MarkWest, and EMG Utica (together the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio. The related limited liability company agreement has been amended from time to time (the liability company agreement as currently in effect is referred to as the “Amended LLC Agreement”). The aggregate funding commitment of EMG Utica was $950 million (the “Minimum EMG Investment”). Thereafter, Utica Operating was required to fund, as needed, 100 percent of future capital for MarkWest Utica EMG until such time as the aggregate capital that had been contributed by the Members reached $2 billion, which occurred prior to the MarkWest Merger. Until such time as the investment balances of Utica Operating and EMG Utica are in the ratio of 70 percent and 30 percent, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to 10 percent of each capital call for MarkWest Utica EMG, and Utica Operating will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, Utica Operating and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of March 31, 2016, EMG Utica has contributed approximately $998 million and Utica Operating has contributed approximately $1.5 billion to MarkWest Utica EMG.

Under the Amended LLC Agreement, after EMG Utica has contributed more than $500 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $4 million for the period ended March 31, 2016.

Under the Amended LLC Agreement, Utica Operating will continue to receive 60 percent of cash generated by MarkWest Utica EMG that is available for distribution until the earlier of December 31, 2016 and the date on which Utica Operating’s investment balance equals 60 percent of the aggregate investment balances of the Members. After the earlier of those dates, cash generated by MarkWest Utica EMG that is available for distribution will be allocated to the Members in proportion to their respective investment balances. As of March 31, 2016, Utica Operating’s investment balance in MarkWest Utica EMG was approximately 56 percent.

MarkWest Utica EMG is deemed to be a VIE. As of the date of the MarkWest Merger, Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. The Partnership’s portion of MarkWest Utica EMG’s net assets, which was $2.3 billion at March 31, 2016, is reported under the caption Equity method investments on the Consolidated Balance Sheets (see basis differential discussion below). The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the period ended March 31, 2016. The Partnership receives management fee revenue for engineering and construction, administrative and personnel services (“Operational Service revenue”) for operating MarkWest Utica EMG. The amount of Operational Service revenue related to MarkWest Utica EMG for the period ended March 31, 2016 was $2 million and is reported as Other income-related parties in the Consolidated Statements of Income.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC (“Summit”). As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, the Partnership reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. The Partnership receives Operational Service revenue for operating Ohio Gathering. The amount of Operational Service revenue related to Ohio Gathering for the period ended March 31, 2016 was approximately $4 million and is reported as Other income-related parties in the Consolidated Statements of Income.

Ohio Condensate

In December 2013, MarkWest formed Utica Condensate for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in Ohio. As of March 31, 2016, the Partnership owned 100 percent of Utica Condensate. Utica Condensate’s business is conducted solely through its subsidiary, Ohio Condensate Company L.L.C. (“Ohio Condensate”), which is a joint venture between Utica Condensate and Summit. As of March 31, 2016, Utica Condensate owned 60 percent of Ohio Condensate. The Partnership accounts for Ohio Condensate, which is a VIE, as an equity method investment as MPLX LP exercises significant influence, but does not control Ohio Condensate and is not its primary beneficiary due to Summit’s voting rights on significant matters. The Partnership’s portion of Ohio Condensate’s net assets are reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership receives Operational Service revenue for operating Ohio Condensate. The amount of Operational Service revenue related to Ohio Condensate for the period ended March 31, 2016 was $1 million and is reported as Other income-related parties in the Consolidated Statements of Income.

Summarized financial information for the period ended March 31, 2016 for equity method investments is as follows:

(In millions)	MarkWest Utica EMG (1)	Other VIEs	Non-VIEs	Total
Income statement data:
Revenue	61	5	20	86
Income from operations	39	1	7	47
Net income	23	1	5	29
Balance sheet data:
Current assets	125	8	56	189
Noncurrent assets	2,215	176	373	2,764
Current liabilities	95	6	24	125
Noncurrent liabilities	2	15	—	17

(1)	MarkWest Utica EMG’s noncurrent assets includes its investment in its subsidiary Ohio Gathering, which does not appear elsewhere in this table. The investment was $798 million as of March 31, 2016.

Summarized balance sheet information as of December 31, 2015 for equity method investments is as follows:

(In millions)	MarkWest Utica EMG (1)	Other VIEs	Non-VIEs	Total
Balance sheet data:
Current assets	113	7	30	150
Noncurrent assets	2,207	169	243	2,619
Current liabilities	77	7	18	102
Noncurrent liabilities	1	12	—	13

(1)	MarkWest Utica EMG’s noncurrent assets includes its investment in its subsidiary Ohio Gathering, which does not appear elsewhere in this table. The investment was $781 million as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, the carrying value of the Partnership’s equity method investments was $1.1 billion and $961 million, respectively, higher than the underlying net assets of the investees. The increase is due to the measurement period adjustments discussed in Note 3 that were recorded during the quarter ended March 31, 2016. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $469 million of excess related to goodwill.

5. Related Party Agreements and Transactions

The Partnership’s material related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest. Muskegon owns a common carrier products pipeline.

•	MarkWest Utica EMG, in which MPLX LP has a 60 percent interest. MarkWest Utica EMG is engaged in significant natural gas processing and NGL fractionation, transportation and marketing in eastern Ohio.

•
Ohio Gathering, in which MPLX LP has a 36 percent indirect interest. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•	Jefferson Dry Gas, in which MPLX LP has a 67 percent interest. Jefferson Dry Gas is engaged in dry natural gas gathering in the county of Jefferson County, Ohio.

•
Ohio Condensate, in which MPLX LP has a 60 percent interest. Ohio Condensate is engaged in wellhead condensate gathering, stabilization, terminalling, transportation and storage within certain defined areas of Ohio.

Related Party Agreements

The Partnership has various long-term, fee-based commercial agreements with MPC. Under these agreements, the Partnership provides pipeline transportation and storage services to MPC, and MPC has committed to provide the Partnership with minimum quarterly throughput and storage volumes of crude oil and refined products and minimum storage volumes of butane.

In addition, the Partnership is party to a loan agreement with MPC Investment, a wholly owned subsidiary of MPC. Under the terms of the agreement, MPC Investment will make a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During the three months ended March 31, 2016, the Partnership borrowed $1.4 billion and repaid $1.0 billion, for an outstanding balance at March 31, 2016 of $438 million, which is included in Payables-related parties on the Consolidated Balance Sheets. Borrowings were at an average interest rate of 1.93 percent, per annum. For additional information regarding the Partnership’s commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Partnership believes the terms and conditions under its agreements with MPC are generally comparable to those with unrelated parties.

HSM Agreements

As discussed in Note 3, the Partnership acquired HSM on March 31, 2016. HSM has various operating, management services and employee services agreements with MPC, which are discussed below.

On January 1, 2015, HSM entered into a long-term, fee-based transportation services agreement with MPC with an initial term of six years and automatically renews for two additional renewal terms of five years each unless either party provides the other party with written notice of its intent to terminate at least 12 months prior to the end of the then-current term. Under the agreement, HSM provides marine transportation of crude oil, feedstocks and refined petroleum products, as well as related services. Under the agreement MPC pays HSM monthly for the following: the specified day rate for equipment and charges for services related to transportation, tankerman services and cleaning and repair charges. Fleeting services are billed monthly.

HSM entered into a guaranteed supply agreement with MPC on January 1, 2015 for the supply of fuel for use by HSM's towing vessels and barges. HSM must purchase the fuel on a ratable basis throughout the initial term or any successor term or MPC may reduce the sales volume on a pro-rated basis for each successive renewal term. The guaranteed supply agreement has an initial term of one year and automatically renews for successive one year renewal terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the end of the then-current term.

HSM entered into a management services agreement with MPC on January 1, 2015 with an initial term of six years and automatically renews for two additional renewal terms of five years each unless either party provides the other party with written notice of its intent to terminate at least 12 months prior to the end of the then-current term. Under this agreement, HSM provides management services to assist MPC in the oversight and management of the MPC marine business. HSM receives a fixed annual fee in monthly installments for providing the required management services. This fee is adjusted annually on the anniversary of the contract for inflation and any changes in the scope of the management services provided.

On January 1, 2015, under an employee services agreement, HSM employees were transferred to Marathon Petroleum Logistics Services LLC ("MPLS"), a wholly owned subsidiary of MPC. Under the agreement HSM reimburses MPLS for employee benefit expenses along with certain operational and management services provided in support of HSM’s areas of operation. The employee services agreement has an initial term of six years and automatically renews for two additional renewal terms of five years each unless either party provides the other party with written notice of its intent to terminate at least 12 months prior to the end of the then-current term.

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Service revenues
MPC	$150	$142
Rental income
MPC	$26	$25
Product sales
MPC	$3	$—

Related party sales to MPC consist of crude oil and refined products pipeline transportation services based on regulated tariff rates, storage services based on contracted rates and transportation services provided by HSM. Under the Partnership’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as Deferred revenue-related parties. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline system in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. The Partnership recognizes revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in Deferred revenue-related parties.

The revenue received from related parties is included in Other income-related parties on the Consolidated Statements of Income was as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
MPC	$17	$16
MarkWest Utica EMG	2	—
Ohio Gathering	4	—
Ohio Condensate	1	—
Centennial	—	1
Total	$24	$17

MPC provides executive management services and certain general and administrative services to the Partnership under the terms of an omnibus agreement. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. Charges for services included in Purchases-related parties primarily relate to services that support the Partnership’s operations and maintenance activities, as well as compensation expenses. Charges for services included in General and administrative expenses primarily relate to services that support the Partnership’s executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Purchases - related parties	$6	$7
General and administrative expenses	8	11
Total	14	18

Also under terms of the omnibus agreement, some service costs related to engineering services are associated with assets under construction. These costs added to Property, plant and equipment were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
MPC	$9	$2

MPLX LP obtains employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities are classified as Purchases-related parties. The costs of personnel involved in executive management, accounting and human resources activities are classified as General and administrative expenses.

Employee services expenses from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Purchases - related parties	$70	$33
General and administrative expenses	21	7
Total	$91	$40

Receivables from related parties were as follows:

(In millions)	March 31, 2016	December 31, 2015
MPC	$96	$175
MarkWest Utica EMG	1	4
Ohio Gathering	3	5
Other	2	3
Total	$102	$187

Long-term receivables related to reimbursements from the MarkWest Merger to be provided by MPC for the conversion of Class B units were as follows:

(In millions)	March 31, 2016	December 31, 2015
MPC	$25	$25

Payables to related parties were as follows:

(In millions)	March 31, 2016	December 31, 2015
MPC	$491	$33
MarkWest Utica EMG	21	21
Total	$512	$54

During the three months ended March 31, 2016 and 2015, MPC did not ship its minimum committed volumes on certain pipeline systems. In addition, capital projects the Partnership is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The Deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	March 31, 2016	December 31, 2015
Minimum volume deficiencies - MPC	$38	$36
Project reimbursements - MPC	6	5
Total	$44	$41

6. Net Income (Loss) Per Limited Partner Unit

Net income (loss) per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income (loss) attributable to MPLX LP by the weighted average number of common units and subordinated units outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income (loss) per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, certain equity-based compensation awards and incentive distribution rights (“IDRs”).

As discussed in Note 1, the HSM acquisition was a transfer between entities under common control. As an entity under common control with MPC, prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the prior period earnings have been allocated to the general partner and do not affect the net income (loss) per unit calculation. The earnings for HSM will be included in the net income (loss) per unit calculation prospectively as described above.

As discussed further in Note 7, the subordinated units, all of which were owned by MPC, were converted into common units during the third quarter of 2015. For purposes of calculating net income (loss) per unit, the subordinated units were treated as if they converted to common units on July 1, 2015.

For the three months ended March 31, 2016, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Diluted net income (loss) per limited partner unit for the three months ended

March 31, 2015 is the same as basic net income (loss) per limited partner unit since the inclusion of the any potential common units would have been anti-dilutive. Potential common shares omitted from the diluted earnings per unit calculation was approximately 10 million.

	Three Months Ended March 31,
(In millions)	2016	2015
Net (loss) income attributable to MPLX LP	$(60)	$46
Less: General partner’s distributions declared (including IDRs) (1)	44	4
Limited partners’ distributions declared on common units (1)	156	18
Limited partner’s distributions declared on subordinated units (1)	—	15
Undistributed net (loss) income attributable to MPLX LP	$(260)	$9

(1)	See Note 7 for distribution information.

	Three Months Ended March 31, 2016
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Total
Basic and diluted net income (loss) attributable to MPLX LP per unit:
Net income (loss) attributable to MPLX LP:
Distributions declared (including IDRs)	$44	$156	$200
Undistributed net loss attributable to MPLX LP	(5)	(255)	(260)
Net income (loss) attributable to MPLX LP (1)	$39	$(99)	$(60)
Weighted average units outstanding:
Basic	7	300	307
Diluted	7	300	307
Net loss attributable to MPLX LP per limited partner unit:
Basic		$(0.33)
Diluted		$(0.33)

	Three Months Ended March 31, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$4	$18	$15	$37
Undistributed net income attributable to MPLX LP	5	2	2	9
Net income attributable to MPLX LP (1)	$9	$20	$17	$46
Weighted average units outstanding:
Basic	2	43	37	82
Diluted	2	43	37	82
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.46	$0.46
Diluted		$0.46	$0.46

(1)	Allocation of net income (loss) attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

7. Equity

Units Outstanding – After giving effect to the common units and general partner units issued in connection with the HSM acquisition described in Note 3, the Partnership had 331,280,516 common units outstanding as of March 31, 2016. Of that number, 79,466,136 were owned by MPC, which also owned the two percent general partner interest, represented by 7,506,460 general partner units.

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

ATM Program – On March 4, 2016, the Partnership entered into an amended and restated distribution agreement providing for the continuous issuance of up to an aggregate of $500 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). The Partnership expects the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the three months ended March 31, 2016, the sale of common units under the ATM Program generated net proceeds of approximately $315 million.

The changes in the number of units outstanding from December 31, 2015 through March 31, 2016 are summarized below:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2015	296,687,176	7,981,756	6,800,475	311,469,407
Unit-based compensation awards(1)	34,338	—	701	35,039
Issuance of units under the ATM Program(2)	12,025,000	—	245,406	12,270,406
Contribution of HSM(3)	22,534,002	—	459,878	22,993,880
Balance at March 31, 2016	331,280,516	7,981,756	7,506,460	346,768,732

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $1 million in exchange for 701 general partner units to maintain its two percent general partner interest.

(2)
As a result of common units issued under the ATM Program during the period, MPLX GP contributed $6 million in exchange for 245,406 general partner units to maintain its two percent general partner interest.

(3)	See Note 3 for information regarding the HSM acquisition.

Issuance of Additional Securities – The partnership agreement authorizes the issuance of an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by the general partner without the approval of the unitholders. See Note 19 for information on the issuance of Series A Convertible Preferred Units.

Net (Loss) Income Allocation – In preparing the Consolidated Statements of Equity, net (loss) income attributable to MPLX LP is allocated to the unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

	Three Months Ended March 31,
(In millions)	2016	2015
Net (loss) income attributable to MPLX LP	$(60)	$46
Less: General partner's incentive distribution rights and other	41	3
Net (loss) income attributable to MPLX LP available to general and limited partners	$(101)	$43

General partner's two percent interest in net (loss) income attributable to MPLX LP	$(2)	$1
General partner's incentive distribution rights and other	41	3
General partner's interest in net income attributable to MPLX LP	$39	$4

Cash distributions – The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with the partnership agreement, on April 19, 2016, the Partnership declared a quarterly cash distribution of $0.5050 per unit, resulting in total distributions of $200 million. These distributions will be paid on May 13, 2016 to unitholders of record on May 3, 2016.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2016 and 2015. The Partnership’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2016	2015
General partner's distributions:
General partner's distributions	$4	$1
General partner's incentive distribution rights distributions	40	3
Total general partner's distributions	$44	$4
Limited partners' distributions:
Common unitholders	$156	$18
Subordinated unitholders	—	15
Total limited partners' distributions	156	33
Total cash distributions declared	$200	$37

8. Segment Information

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

•	L&S - transports and stores crude oil and refined petroleum products. Segment information for prior periods includes HSM as it is an entity under common control.

•
G&P - gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs. This segment is the result of the MarkWest Merger on December 4, 2015 discussed in more detail in Note 3. Segment information for periods prior to the MarkWest Merger does not include amounts for these operations.

The Partnership has investments in entities that are accounted for using the equity method of accounting (see Note 4). However, the CEO views the Partnership operated equity method investments’ financial information as if those investments were consolidated.

Segment operating income represents income from operations attributable to the reportable segments. Corporate general and administrative expenses, unrealized derivative gains (losses), goodwill impairment and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments.

The tables below present information about income from operations and capital expenditures for the reported segments:

	Three months ended March 31, 2016
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$192	$498	$690
Segment other income	19	—	19
Total segment revenues and other income	211	498	709
Costs and expenses:
Segment cost of revenues	89	200	289
Segment operating income before portion attributable to noncontrolling interest	122	298	420
Segment portion attributable to noncontrolling interest and Predecessor	34	41	75
Segment operating income attributable to MPLX LP	$88	$257	$345

Three months ended March 31, 2015
(In millions)	L&S
Revenues and other income:
Segment revenues	$183
Segment other income	18
Total segment revenues and other income	201
Costs and expenses:
Segment cost of revenues	86
Segment operating income before portion attributable to noncontrolling interest and Predecessor	115
Segment portion attributable to noncontrolling interest and Predecessor	33
Segment operating income attributable to MPLX LP	$82

	Three months ended March 31,
(In millions)	2016	2015
Reconciliation to Income from operations:
Segment operating income attributable to MPLX LP	$345	$82
Segment portion attributable to unconsolidated affiliates	(83)	—
Segment portion attributable to noncontrolling interest and Predecessor	75	33
Income from equity method investments	5	—
Other income - related parties	7	—
Unrealized derivative losses	(9)	—
Impairment expense	(129)	—
Depreciation and amortization	(132)	(19)
General and administrative expenses	(52)	(22)
Income from operations	$27	$74

	Three months ended March 31,
(In millions)	2016	2015
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$709	$201
Revenue adjustment from unconsolidated affiliates	(104)	—
Income from equity method investments	5	—
Other income - related parties	7	—
Unrealized derivative loss	(8)	—
Total revenues and other income	$609	$201

	Three months ended March 31,
(In millions)	2016	2015
Reconciliation to Net income attributable to noncontrolling interests and Predecessor
Segment portion attributable to noncontrolling interest and Predecessor	$75	$33
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(29)	(11)
Portion of operating income attributable to noncontrolling interest of unconsolidated affiliates	(23)	—
Net income attributable to noncontrolling interests and Predecessor	$23	$22

The following reconciles segment capital expenditures to total capital expenditures:

	Three months ended March 31,
(In millions)	2016	2015
L&S segment capital expenditures	$62	$35
G&P segment capital expenditures(1)	273	—
Total segment capital expenditures	335	35
Less: Capital expenditures for Partnership operated, non-wholly owned subsidiaries	(44)	—
Total capital expenditures	$291	$35

(1)	The G&P segment includes $44 million of capital expenditures related to Partnership operated, non-wholly owned subsidiaries.

Total assets by reportable segment were:

	March 31,	December 31,
(In millions)	2016	2015
L&S	$1,792	$1,858
G&P	14,186	14,246
Total assets	$15,978	$16,104

9. Income Tax

The Partnership is not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on the Partnership’s net income generally are borne by its partners through the allocation of taxable income. The Partnership’s income tax provision results from partnership activity in the states of Texas and Tennessee. MarkWest Hydrocarbon is a tax paying entity for both federal and state tax purposes. The Partnership’s income tax activity was less than $1 million for the three months ended March 31, 2015.

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate of 35 percent to the income before income taxes for the three months ended March 31, 2016 is as follows:

(In millions)	MarkWest Hydrocarbon	Partnership	Eliminations	Consolidated(1)
Income before provision for income tax	$(12)	$(30)	$1	$(41)
Federal statutory rate	35%	—%	—%
Federal income tax at statutory rate(2)	(4)	—	—	(4)
State income taxes net of federal benefit - MarkWest Hydrocarbon	(1)	—	—	(1)
Provision on income from Class A units(2)	(1)	—	—	(1)
Other	1	1	—	2
Provision for income tax	$(5)	$1	$—	$(4)

(1)	Financial information has been retrospectively adjusted for the acquisition of HSM from MPC. See Notes 1 and 3. Prior to this acquisition, MPC paid all income taxes related to HSM.

(2)	MarkWest Hydrocarbon pays tax on its share of the Partnership’s income or loss as a result of its ownership of Class A units.

10. Inventories

Inventories consist of the following:

(In millions)	March 31, 2016	December 31, 2015
NGLs	$1	$3
Line fill	4	5
Spare parts, materials and supplies	40	43
Total inventories	$45	$51

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation was:

(In millions)	March 31, 2016	December 31, 2015
Natural gas gathering and NGL transportation pipelines and facilities	$4,443	$4,307
Processing, fractionation and storage facilities	3,197	3,185
Pipelines and related assets	1,143	1,128
Barges and towing vessels	478	475
Land, building, office equipment and other	625	606
Construction in progress	1,078	946
Total	10,964	10,647
Less accumulated depreciation	769	650
Property, plant and equipment, net	$10,195	$9,997

12. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions as discussed in Note 13. Money market funds, which are included in Cash and cash equivalents on the Consolidated Balance Sheets, are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. Level 2 instruments include crude oil and natural gas swap contracts. Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The following table presents the financial instruments carried at fair value classified by the valuation hierarchy.

(In millions)	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	1	—	$2	$—
Significant unobservable inputs (Level 3)
Commodity contracts	1	(1)	7	—
Embedded derivatives in commodity contracts	—	(34)	—	(32)
Total carrying value in Consolidated Balance Sheets	2	(35)	$9	$(32)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of March 31, 2016. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period
Commodity contracts	Assets	Forward ethane prices (per gallon) (1)	$0.17 - $0.21	Apr. 2016 - Dec. 2016
		Forward propane prices (per gallon) (1)	$0.44 - $0.49	Apr. 2016 - Dec. 2016
		Forward isobutane prices (per gallon) (1)	$0.54 - $0.58	Apr. 2016 - Dec. 2016
		Forward normal butane prices (per gallon) (1)	$0.50 - $0.56	Apr. 2016 - Dec. 2016
		Forward natural gasoline prices (per gallon) (1)	$0.90 - $0.91	Apr. 2016 - Dec. 2016
	Liabilities	Forward propane prices (per gallon) (1)	$0.44 - $0.49	Apr. 2016 - Dec. 2016
		Forward isobutane prices (per gallon) (1)	$0.54 - $0.58	Apr. 2016 - Dec. 2016
		Forward normal butane prices (per gallon) (1)	$0.50 - $0.56	Apr. 2016 - Dec. 2016
		Forward natural gasoline prices (per gallon) (1)	$0.90 - $0.91	Apr. 2016 - Dec. 2016

Embedded derivatives in commodity contracts	Liabilities	Forward propane prices (per gallon) (1)	$0.44 - $0.51	Apr. 2016 - Dec. 2022
		Forward isobutane prices (per gallon) (1)	$0.54 - $0.63	Apr. 2016 - Dec. 2022
		Forward normal butane prices (per gallon) (1)	$0.49 - $0.61	Apr. 2016 - Dec. 2022
		Forward natural gasoline prices (per gallon) (1)	$0.90 - $1.01	Apr. 2016 - Dec. 2022
		Forward natural gas prices (per mmbtu) (2)	$1.79 - $3.37	Apr. 2016 - Dec. 2022
		ERCOT Pricing (per MegaWatt Hour)	$21.34 - $44.27	Apr. 2016 - Dec. 2016
		Probability of renewal (3)	50.0%
		Probability of renewal for second 5-yr term (3)	75.0%

(1)	NGL prices used in the valuation are generally at the lower end of the range in the early years and increase over time.

(2)	Natural gas prices used in the valuations are generally at the lower end of the range in the early years and increase over time.

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

Embedded derivatives in commodity contracts - The Partnership has two embedded derivatives in commodity contracts, as follows:

•
A single embedded derivative liability comprised of both the purchase of natural gas at prices impacted by the frac spread and the probability of contract renewal (the “Natural Gas Embedded Derivative”), as discussed further in Note 13. Increases (decreases) in forward NGL prices result in an increase (decrease) in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

•	An embedded derivative related to utilities costs discussed further in Note 13. Increases in the forward ERCOT prices result in a decrease in the fair value of the embedded derivative liability.

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

Management is responsible for the valuation of the Natural Gas Embedded Derivative discussed in Note 13. Included in the valuation of the Natural Gas Embedded Derivative are assumptions about the forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. The Risk Department must develop forward price curves for NGLs and natural gas through the initial contract term (April 2016 through December 2022) for management’s use in determining the fair value of the Natural Gas Embedded Derivative. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves. Management also assesses the probability of the producer customer’s renewal of the contracts, which includes consideration of:

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

Changes in Level 3 Fair Value Measurements

The tables below include a rollforward of the balance sheet amounts for the three months ended March 31, 2016 (including the change in fair value) for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy, except for the changes in goodwill. See Note 15 for a rollforward of goodwill, which included a Level 3 valuation adjustment during the three months ended March 31, 2016.

	Three months ended March 31, 2016
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$7	$(32)
Total loss (realized and unrealized) included in earnings(1)	(1)	(4)
Settlements	(6)	2
Fair value at end of period	$—	$(34)
The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to assets still held at end of period	$(2)	$(3)

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Product sales in the accompanying Consolidated Statements of Income. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Costs of revenue and Purchased product costs.

Fair Values – Reported

The Partnership’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, accounts payable, payables to related parties, and long-term debt. The Partnership’s fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The Partnership believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 13).

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

The following table summarizes the fair value and carrying value of the Partnership’s long-term debt, excluding capital leases, and SMR liability.

	March 31, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$4,804	$4,715	$5,212	$5,255
SMR liability	$102	$99	$99	$100

13. Derivative Financial Instruments

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

Management conducts a standard credit review on counterparties to derivative contracts, and has provided the counterparties with a guaranty as credit support for its obligations. A separate agreement with certain counterparties allows MarkWest Liberty Midstream & Resources L.L.C. (“MarkWest Liberty Midstream”) to enter into derivative positions without posting cash collateral. The Partnership uses standardized agreements that allow for offset of certain positive and negative exposures (“master netting arrangements”) in the event of default or other terminating events, including bankruptcy.

The Partnership records derivative contracts at fair value in the Consolidated Balance Sheets and has not elected hedge accounting or the normal purchases and normal sales designation (except for electricity and certain other qualifying contracts, for which the normal purchases and normal sales designation has been elected). The Partnership’s accounting may cause volatility in the Consolidated Statements of Income as the Partnership recognizes in current earnings all unrealized gains and losses from the changes in fair value of derivatives.

Volume of Commodity Derivative Activity

As of March 31, 2016, the Partnership had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (bbl)	Short	82,500
Natural Gas (MMBtu)	Long	745,826
NGLs (gal)	Short	55,759,065

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, the Partnership executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contract. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of March 31, 2016, the estimated fair value of this contract was a liability of $33 million.

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest operations through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2016 with the ability to fix the commodity contract for its remaining year. Changes in the fair value of the derivative component of this contract were recognized as Cost of revenues in the Consolidated Statements of Income. As of March 31, 2016, the estimated fair value of this contract was a liability of $1 million.

Financial Statement Impact of Derivative Contracts

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The impact of the Partnership’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2016		December 31, 2015
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / other current liabilities	$2	$(7)	$9	$(5)
Other noncurrent assets / deferred credits and other liabilities	—	(28)	—	(27)
Total	$2	$(35)	$9	$(32)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

Certain derivative positions are subject to master netting agreements, therefore the Partnership has elected to offset derivative assets and liabilities that are legally permissible to be offset. The net amounts in the table below equal the balances presented in the Consolidated Balance Sheets:

	March 31, 2016
	Assets			Liabilities
(In millions)	Gross Amount	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Gross Amount	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities in the Consolidated Balance Sheets
Current
Commodity contracts	$3	$(1)	$2	$(2)	$1	$(1)
Embedded derivatives in commodity contracts	—	—	—	(6)	—	(6)
Total current derivative instruments	3	(1)	2	(8)	1	(7)

Non-current
Commodity contracts	—	—	—	—	—	—
Embedded derivatives in commodity contracts	—	—	—	(28)	—	(28)
Total non-current derivative instruments	—	—	—	(28)	—	(28)

Total derivative instruments	$3	$(1)	$2	$(36)	$1	$(35)

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

The impact of the Partnership’s derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in the Consolidated Statements of Income is summarized below:

(In millions)	March 31, 2016
Product sales
Realized gain	7
Unrealized loss	(8)
Total revenue: derivative loss from product sales	(1)
Purchased product costs
Unrealized loss	(1)
Total loss	(2)

14. Debt

The Partnership’s outstanding borrowings at March 31, 2016 and December 31, 2015 consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
MPLX LP:
Bank revolving credit facility due 2020	326	$877
Term loan facility due 2019	250	250
5.500% senior notes due 2023	710	710
4.500% senior notes due 2023	989	989
4.875% senior notes due 2024	1,149	1,149
4.000% senior notes due 2025	500	500
4.875% senior notes due 2025	1,189	1,189
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023 - 2025	63	63
MPL - capital lease obligations due 2020	9	9
Total	5,185	5,736
Unamortized debt issuance costs	(8)	(8)
Unamortized discount(1)	(461)	(472)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$4,715	$5,255

(1)
Includes $453 million and $465 million discount as of March 31, 2016 and December 31, 2015, respectively, related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

Credit Agreements

During the three months ended March 31, 2016, the Partnership borrowed $306 million under the bank revolving credit facility, at an average interest rate of 1.896 percent, per annum, and repaid $857 million under the bank revolving credit facility. At March 31, 2016, the Partnership had $326 million in borrowings and $8 million letters of credit outstanding under this facility, resulting in total availability of $1.7 billion, or 85 percent of the borrowing capacity.

The $250 million term loan facility was drawn in full on November 20, 2014. The borrowings under this facility during the three months ended March 31, 2016 were at an average interest rate of 1.928 percent.

15. Goodwill

The Partnership annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.

During the first quarter of 2016, the Partnership determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by the Partnership’s producer customers and iii) increases in cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for the three reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than the respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the three reporting units. Accordingly, the Partnership recorded an impairment charge of approximately $129 million in the first quarter of 2016.

The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which range from 10.5 percent to 11.5 percent. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions include attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.5 percent to 12.8 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values, and the fair values of the goodwill assigned thereto, represent Level 3 measurements.

The changes in carrying amount of goodwill for 2016 were as follows:

(In millions)	L&S	G&P	Total
Balance as of December 31, 2015	$116	$2,454	$2,570
Purchase price allocation adjustments(1)	—	(241)	(241)
Impairment expense	—	(129)	(129)
Balance as of March 31, 2016	$116	$2,084	$2,200

(1)	See Note 3 for further discussion on purchase price allocation adjustments.

16. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$53	$2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	$(5)	$—

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2016	2015
(Decrease) increase in capital accruals	(20)	5

In connection with the acquisition of HSM described in Note 3, MPC agreed to waive first quarter 2016 distributions on the MPLX common units issued in connection with the transaction. MPC will not receive general partner distributions or incentive distribution rights that would otherwise accrue on such MPLX common units with respect to the first quarter distributions. The value of these waived distributions was $15 million.

17. Equity-Based Compensation

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the three months ended March 31, 2016:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2015	1,031,219	$35.49
Granted	437,978	29.32
Settled	(41,463)	51.13
Forfeited	(4,592)	30.27
Outstanding at March 31, 2016	1,423,142	33.15

Performance Units – The Partnership grants performance units under the MPLX LP 2012 Incentive Compensation Plan to certain officers of our general partner and certain eligible MPC officers who make significant contributions to its business. These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units. The performance units paying out in units are accounted for as equity awards and had a weighted-average grant date fair value per unit of $0.63 for 2016, as calculated using a Monte Carlo valuation model.

The following is a summary of the equity-classified performance unit award activity for the three months ended March 31, 2016:

Number of Units
Outstanding at December 31, 2015	1,521,392
Granted	781,875
Settled	(433,011)
Forfeited	(53,507)
Outstanding at March 31, 2016	1,816,749

18. Commitments and Contingencies

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

At March 31, 2016 and December 31, 2015, accrued liabilities for remediation totaled $5 million and $1 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At March 31, 2016, there was less than $1 million in receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the initial public offering. There were $1 million in receivables from MPC for indemnification at December 31, 2015.

On July 6, 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. The government has presented MarkWest Liberty Midstream with subpoenas to provide documents related to its pipeline and compressor facilities located in Pennsylvania. MarkWest Liberty Midstream is providing information in response to the subpoenas and related requests for information from EPA, state and other agencies, and is in discussions with the agencies regarding issues associated with its operations of, and any permit related obligations for, its gathering facilities in the region. Immediately following the July 6, 2015 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities. MarkWest Liberty Midstream’s review to date has determined that MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and that other than potentially having to obtain certain permits at a relatively small number of individual sites, MarkWest Liberty has operated in substantial compliance with applicable laws and regulations. It is possible that, in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.

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

Litigation Relating to the MarkWest Merger – In July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, LLC (the “MarkWest GP Board”), MPLX LP, MPLX GP, MPC and Sapphire Holdco LLC, a wholly owned subsidiary of MPLX LP, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX LP and (ii) MPC, MPLX LP, MPLX GP and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but the Court retained jurisdiction to adjudicate an application for a mootness fee by plaintiffs' counsel for an award of attorneys’ fees and reimbursement of expenses. On March 28, 2016, the plaintiffs filed an application for reimbursement of approximately $2 million of fees and expenses. We intend to vigorously defend against any application for a mootness fee and do not expect the resolution of such matter to have a material adverse effect.

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

Contractual Commitments and Contingencies – At March 31, 2016, the Partnership’s contractual commitments to acquire property, plant and equipment totaled $247 million. In addition, from time to time and in the ordinary course of business, the Partnership and its affiliates provide guarantees of the Partnership’s subsidiaries payment and performance obligations in the G&P segment. These commitments at March 31, 2016 were primarily related to plant expansion projects for the Marcellus and Southwest operations and the Cornerstone Pipeline project. Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2016, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

19. Subsequent Event

On April 27, 2016, the Partnership entered into an agreement for the private placement of $1.0 billion of newly authorized 6.5 percent Series A Convertible Preferred Units (the “Preferred Units”) at a price of $32.50 per unit or approximately 30.8 million units. The net proceeds, after deducting offering and transaction expenses, are expected to be approximately $984 million. The Partnership expects to use the proceeds for capital expenditures, repayment of debt, and general partnership purposes. The Preferred Units will be entitled to receive an annual distribution, which will initially equal $2.1125 per unit. The Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at the Partnership’s option, subject to certain conditions. Closing of the transaction is scheduled to occur in May 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A Risk Factors of Part II below.

PARTNERSHIP OVERVIEW

We are a diversified, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire midstream energy infrastructure assets. We are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the gathering, transportation and storage of crude oil and refined petroleum products.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended March 31, 2016 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
Total segment operating income attributable to MPLX LP increased approximately $263 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase was comprised of the following:

•	An increase of approximately $6 million in our L&S segment primarily due to higher average tariff rates and increased volumes of crude oil and products shipped.

•	An increase of approximately $257 million in our G&P segment due to the MarkWest Merger.

•
On March 31, 2016, we purchased HSM from MPC, pursuant to the Contribution Agreement, for $600 million in equity consideration consisting of common and general partner units. HSM owns and operates boats (i.e., towing vessels), barges and third-party chartered equipment for the transportation of crude oil, feedstocks, refined products and other hydrocarbon-based products to and from refineries and terminals owned by MPC, which are primarily located in the Midwest and Gulf Coast regions of the United States.

•
During the first quarter of 2016, we issued an aggregate of 12,025,000 common units under our ATM Program, generating net proceeds of approximately $315 million. As a result of common units issued under the ATM Program, MPLX GP contributed $6 million in exchange for 245,406 general partner units to maintain its two percent general partner interest.

•
The three months ended March 31, 2016 earnings include a non-cash goodwill impairment charge of $129 million, which resulted from a combination of factors, including the continuing low commodity-price environment. See Note 15 of the Notes to Consolidated Financial Statements for more information.

NON-GAAP FINANCIAL INFORMATION

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA and DCF.

We define Adjusted EBITDA as net income adjusted for (i) depreciation and amortization; (ii) benefit for income taxes; (iii)amortization of deferred financing costs; (iv) equity-based compensation; (v) net interest and other financial costs; (vi) income from equity investments; (vii) distributions from unconsolidated subsidiaries; (viii) impairment expense (ix) unrealized loss on commodity hedges; and (x) acquisition costs. We also use DCF, which we define as Adjusted EBITDA plus (i) the current period cash received/deferred revenue for committed volume deficiencies less (iii) net interest and other financial costs; (iv) equity investment capital expenditures paid out; (v) investment in unconsolidated affiliates; (vi) maintenance capital expenditures paid; (vii) volume deficiency credits recognized; and (viii) other non-cash items.

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

In evaluating our financial performance, management utilizes the segment performance measures, segment revenues and segment operating income, including total segment operating income. These financial measures are presented in Item 1. Financial Statements- Note 8 and are considered non-GAAP financial measures when presented outside of the Notes to Consolidated Financial Statements. The use of these measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. See Note 8 of the Notes to Consolidated Financial Statements for the reconciliations of these segment measures, including total segment operating income, to their respective most directly comparable GAAP measures.

COMPARABILITY OF OUR FINANCIAL RESULTS

Our acquisitions have impacted comparability of our financial results (see Note 3 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2016 and 2015, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for the acquisition of HSM.

	Three Months Ended March 31,
(In millions, unless otherwise noted)	2016	2015	Variance
Total revenues and other income	609	201	408
Costs and expenses:
Cost of revenues (excludes items below)	89	42	47
Purchased product costs	79	—	79
Rental cost of sales	14	—	14
Purchases - related parties	76	40	36
Impairment expense	129	—	129
Depreciation and amortization	132	19	113
General and administrative expenses	52	22	30
Other taxes	11	4	7
Total costs and expenses	582	127	455
Income from operations	27	74	(47)
Related party interest and other financial costs	1	—	1
Interest expense, net of amounts capitalized	55	5	50
Other financial costs	12	1	11
Income before income taxes	(41)	68	(109)
Provision for income taxes	(4)	—	(4)
Net income	(37)	68	(105)
Less: Net income attributable to Predecessor	23	22	1
Net income attributable to MPLX LP	$(60)	$46	$(106)

Adjusted EBITDA attributable to MPLX LP (1)	$302	$64	$238
DCF attributable to MPLX LP (1)	236	57	179

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net (Loss) Income:
Net (loss) income	$(37)	$68	$(105)
Plus: Depreciation and amortization	132	19	113
Benefit for income taxes	(4)	—	(4)
Amortization of deferred financing costs	11	—	11
Non-cash equity-based compensation	2	1	1
Impairment expense	129	—	129
Net interest and other financial costs	57	6	51
Income from equity investments	(5)	—	(5)
Distributions from unconsolidated subsidiaries	38	—	38
Unrealized loss on commodity hedges	9	—	9
Acquisition costs	1	—	1
Adjusted EBITDA	333	94	239
Less: Adjusted EBITDA attributable to noncontrolling interests	1	—	1
Adjusted EBITDA attributable to Predecessor	30	30	—
Adjusted EBITDA attributable to MPLX LP	302	64	238
Plus: Current period cash received/deferred revenue for committed volume deficiencies	10	12	(2)
Less: Net interest and other financial costs	57	5	52
Equity investment capital expenditures paid out	(28)	—	(28)
Investment in unconsolidated affiliates	29	—	29
Maintenance capital expenditures paid	12	4	8
Volume deficiency credits recognized	7	10	(3)
Adjustments attributable to Predecessor	(1)	—	(1)
DCF attributable to MPLX LP	$236	$57	$179

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$295	$72	$223
Less: Changes in working capital items	16	(14)	30
All other, net	15	(1)	16
Plus: Non-cash equity-based compensation	2	1	1
Net interest and other financial costs	57	6	51
Unrealized loss on commodity hedges	9	—	9
Acquisition costs	1	—	1
Adjusted EBITDA	333	94	239
Less: Adjusted EBITDA attributable to noncontrolling interests	1	—	1
Adjusted EBITDA attributable to Predecessor	30	30	—
Adjusted EBITDA attributable to MPLX LP	302	64	238
Plus: Current period cash received/deferred revenue for committed volume deficiencies	10	12	(2)
Less: Net interest and other financial costs	57	5	52
Equity investment capital expenditures paid out	(28)	—	(28)
Investment in unconsolidated affiliates	29	—	29
Maintenance capital expenditures paid	12	4	8
Volume deficiency credits recognized	7	10	(3)
Adjustments attributable to Predecessor	(1)	—	(1)
DCF attributable to MPLX LP	$236	$57	$179

Total revenues and other income increased $408 million in the first quarter of 2016 compared to the same period of 2015. This variance was primarily related to $398 million due to the MarkWest Merger and an increase of $10 million due to higher average tariffs and increased crude oil and products volumes shipped.

Cost of revenues increased $47 million in the first quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger, offset by a reduction in contract services.

Purchased product costs increased $79 million in the first quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Rental cost of sales increased $14 million in the first quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Purchases-related parties increased $36 million in the first quarter of 2016 compared to the same period of 2015. The increases were primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC due to the MarkWest Merger, partially offset by increased capitalization of employee costs associated with capital projects.

Depreciation and amortization expense increased $113 million in the first quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Impairment expense increased $129 million in the first quarter of 2016 compared to the same period of 2015. This variance was due to a non-cash impairment to goodwill in two reporting units in the G&P segment. See Note 15 of the Notes to Consolidated Financial Statements for more information.

General and administrative expenses increased $30 million in the first quarter of 2016 compared to the same period of 2015. The increases were primarily related to services provided under the omnibus and employee services agreements with MPC.

Interest expense and other financial costs increased $62 million in the first quarter of 2016 compared to the same period of 2015. The increases are primarily due to the senior notes assumed as part of the MarkWest Merger.

SEGMENT RESULTS

We classify our business in the following reportable segments: L&S and G&P. Segment operating income represents income from operations attributable to the reportable segments. We have investments in entities that we operate that are accounted for using equity method investment accounting standards. However, we view financial information as if those investments were consolidated. Corporate general and administrative expenses, unrealized derivative gains (losses), impairment expense and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments.

The tables below present information about segment operating income for the reported segments.

L&S Segment

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Revenues and other income:
Segment revenue	$192	$183	$9
Segment other income	19	18	1
Total segment revenues and other income	211	201	10
Costs and expenses:
Segment cost of revenues	89	86	3
Segment operating income before portion attributable to noncontrolling interest and Predecessor	122	115	7
Segment portion attributable to noncontrolling interest and Predecessor	34	33	1
Segment operating income attributable to MPLX LP	$88	$82	$6

Segment revenue increased due to a $5 million increase in higher average tariffs received on the volumes of crude oil and products shipped, $4 million increase related to a 42 mbpd rise in product and crude oil volumes shipped and a $3 million increase related to the addition of two barges, partially offset by a $3 million decrease in revenue related to volume deficiency credits recognized.

Segment cost of revenues increased primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC, partially offset by increased capitalization of employee costs associated with capital projects.

During the first quarter of 2016, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC was obligated to make a $9 million deficiency payment. We record deficiency payments as deferred revenue-related parties on our consolidated balance sheets. In the first quarter of 2016, we recognized revenue of $7 million related to volume deficiency credits. At March 31, 2016, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet related to volume deficiencies was $38 million. The following table presents the future expiration dates of the associated deferred revenue credits:

(In millions)
June 30, 2016	$5
September 30, 2016	9
December 31, 2016	10
March 31, 2017	9
June 30, 2017	1
September 30, 2017	1
December 31, 2017	1
March 31, 2018	2
Total	$38

We will recognize revenue for the deficiency payments in future periods at the earlier of when volumes are transported in excess of the minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the accumulated credits or upon expiration of the make-up period. However, deficiency payments are included in the determination of DCF in the period in which a deficiency occurs.

G&P Segment

Our assets include approximately 5,400 MMcf/d of gathering capacity, 7,300 MMcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity. We also own more than 5,000 miles of gas gathering and NGL pipelines and have ownership interests in 53 gas processing plants, 13 NGL fractionation facilities and one condensate stabilization facility.

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Revenues and other income:
Segment revenue	$498	$—	$498
Segment other income	—	—	—
Total segment revenues and other income	498	—	498
Costs and expenses:
Segment cost of revenues	200	—	200
Segment operating income before portion attributable to noncontrolling interest	298	—	298
Segment portion attributable to noncontrolling interest	41	—	41
Segment operating income attributable to MPLX LP	$257	$—	$257

The G&P segment increased overall due to the MarkWest Merger. There was no G&P segment prior to the MarkWest Merger.

The following tables provide reconciliations of segment operating income to our consolidated income from operations, segment revenue to our consolidated total revenues and other income, and segment portion attributable to noncontrolling interest to our consolidated net income attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015. Adjustments related to unconsolidated affiliates relate to our Partnership operated non-wholly owned entities that we consolidate for segment purposes.

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Reconciliation to Income from operations:
L&S segment operating income attributable to MPLX LP	$88	$82	$6
G&P segment operating income attributable to MPLX LP	257	—	257
Segment operating income attributable to MPLX LP	345	82	263
Segment portion attributable to unconsolidated affiliates	(83)	—	(83)
Segment portion attributable to noncontrolling interest and Predecessor	75	33	42
Income from equity method investments	5	—	5
Other income - related parties	7	—	7
Unrealized derivative losses	(9)	—	(9)
Depreciation and amortization	(132)	(19)	(113)
Impairment expense	(129)	—	(129)
General and administrative expenses	(52)	(22)	(30)
Income from operations	$27	$74	$(47)

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$709	$201	$508
Revenue adjustment from unconsolidated affiliates	(104)	—	(104)
Income from equity method investments	5	—	5
Other income - related parties	7	—	7
Unrealized derivative loss	(8)	—	(8)
Total revenues and other income	$609	$201	$408

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Reconciliation to Net income attributable to noncontrolling interests and Predecessor
Segment portion attributable to noncontrolling interest and Predecessor	$75	$33	$42
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(29)	(11)	(18)
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	(23)	—	(23)
Net income attributable to noncontrolling interests and Predecessor	$23	$22	$1

Income from equity method investments relates to our portion of income from our unconsolidated joint ventures of which partnership operated joint ventures are consolidated for segment purposes.

Other income-related parties consists of operational service fee revenues from our operated unconsolidated affiliates.

Unrealized loss from the change in fair value of our Product sales and Purchased product costs derivative instruments for the three months ended March 31, 2016 was $8 million and $1 million, respectively. Unrealized derivative activity is not allocated to segments.

OUR G&P CONTRACTS WITH THIRD PARTIES

We generate the majority of our revenues in the G&P segment from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, exchange, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following types of arrangements: fee-based, percent-of-proceeds, percent-of-index and keep-whole. See Item 1. Business-Our G&P Contracts With Third Parties in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of each of these types of arrangements.

The following table does not give effect to our active commodity risk management program. We manage our business by taking into account the partial offset of short natural gas positions primarily in the Southwest region of our G&P segment. The calculated percentages for net operating margin for percent-of-proceeds, percent-of-index and keep-whole contracts reflect the partial offset of our natural gas positions. The calculated percentages are less than one percent for percent-of-index due to the offset of our natural gas positions and, therefore, not meaningful to the table below. For the three months ended March 31, 2016, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Keep-Whole(2)
L&S	100%	—%	—%
G&P(3)	94%	5%	1%
Total	95%	4%	1%

(1)	Includes condensate sales and other types of arrangements tied to NGL prices.

(2)	Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(3)	Includes unconsolidated affiliates (See Note 4 of the Notes to Consolidated Financial Statements).

The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
(In millions)	2016	2015
Reconciliation of net operating margin to income from operations:
Segment revenue	$690	$183
Purchased product costs	79	—
Less: Unrealized derivative loss related to purchased product costs	(1)	—
Less: Realized derivative gain related to revenues and purchased product costs	7	—
Net operating margin	605	183
Revenue adjustment from unconsolidated affiliates(1)	(104)	—
Realized derivative gain related to revenues and purchased product costs	7	—
Unrealized derivative losses	(9)	—
Income from equity method investments	5	—
Other income	2	1
Other income - related parties	24	17
Cost of revenues (excludes items below)	(89)	(42)
Rental cost of sales	(14)	—
Purchases - related parties	(76)	(40)
Depreciation and amortization	(132)	(19)
Impairment expense	(129)	—
General and administrative expenses	(52)	(22)
Other taxes	(11)	(4)
Income from operations	$27	$74

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

OPERATING DATA

	Three Months Ended March 31,
	2016	2015
L&S
Pipeline throughput (mbpd):
Crude oil pipelines	1,024	1,012
Product pipelines	916	886
Total pipelines	1,940	1,898

Average tariff rates ($ per barrel)(1):
Crude oil pipelines	$0.70	$0.67
Product pipelines	0.65	0.62
Total pipelines	0.68	0.65

Marine Assets (number in operation)(2)
Barges	205	203
Towboats	18	18

G&P(3)
Gathering Throughput (mmcf/d)
Marcellus operations	903
Utica operations(4)	990
Southwest operations(5)	1,452
Total gathering throughput	3,345

Natural Gas Processed (mmcf/d)
Marcellus operations	3,152
Utica operations(4)	1,120
Southwest operations	1,110
Southern Appalachian operations	254
Total natural gas processed	5,636

C2 + NGLs Fractionated (mbpd)
Marcellus operations(6)	228
Utica operations(4)(6)	48
Southwest operations	19
Southern Appalachian operations(7)	17
Total C2 + NGLs fractionated(8)	312

Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$1.99
C2 + NGL Pricing ($ per gallon)(9)	$0.38

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	See Supplemental MD&A - G&P Pro Forma comparable prior year pro-forma information.

(4)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(5)	Includes approximately 297 million mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest

Pioneer.

(6)
Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex.

(7)	Includes NGLs fractionated for the Marcellus and Utica operations.

(8)	Purity ethane makes up approximately 106 million mbpd of total fractionated products.

(9)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

SUPPLEMENTAL MD&A - G&P PRO FORMA

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The tables below present financial information, as evaluated by management, for the reported segments for the three months ended March 31, 2016 and 2015. The 2016 amounts are actual results. This is a supplemental disclosure showing G&P segment results as if it were acquired as of January 1, 2014 and it incorporates pro forma adjustments necessary, to reflect a January 1, 2014 acquisition date (see reconciliations below). The pro forma information was prepared in a manner consistent with Article 11 of Regulation S-X and FASB ASC Topic 805 (see Note 3 of the Notes to Consolidated Financial Statements). We believe this data will provide a more meaningful discussion of trends for the G&P segment as it helps convey the impact of commodity pricing and volume changes to the business. Future results may vary significantly from the results reflected below because of various factors. In addition, all Partnership operated, non-wholly owned subsidiaries are treated as if they are consolidated for segment reporting purposes (for more information on how management has determined our segments see Note 8 of the Notes to Consolidated Financial Statements).

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Revenues and other income:
Segment revenue and other income	498	497	$1
Total segment revenues and other income	498	497	1
Costs and expenses:
Segment cost of revenues	200	230	(30)
Segment operating income before portion attributable to noncontrolling interest	298	267	31
Segment portion attributable to noncontrolling interest	41	22	19
Segment operating income attributable to MPLX LP	$257	$245	$12

Segment revenue increased slightly due to an increase in volumes. Total gathering throughput, total natural gas processed and total C2+ NGLs fractionated volumes increased by 23 percent, 14 percent and 27 percent, respectively. These volume increases mainly related to our expansions in Marcellus and Utica operations. This decrease was offset by a 29 percent decrease in natural gas prices and a 25 percent decrease in NGL prices over the same period in 2015.

Segment cost of revenues decreased mainly due to decreases in natural gas purchased prices and NGL prices. Segment cost of revenues as a percentage of segment revenue decreased 6 percent for the year ended March 31, 2016 compared to the same period in 2015. This decrease was primarily due to an increase in fee revenue as a percent of total revenue by 6 percent. The decreases were partially offset by increased expenses related to the expansion of Utica and Marcellus operations.

The change in the segment portion of operating income attributable to noncontrolling interests increased due to ongoing growth in our entities that are not wholly owned.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following tables provide reconciliations of G&P’s segment operating income attributable to MPLX LP to G&P income from operations, G&P segment revenues and other income to G&P total revenues and other income, and G&P segment portion attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015, respectively. The ensuing items listed below the Other income-related parties lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Pro forma reconciliation to total revenues and other income:
Total G&P segment revenues and other income	498	497	$1
Revenue adjustment from unconsolidated affiliates	(104)	(28)	(76)
Income (loss) from equity method investments	5	(3)	8
G&P Other income - related parties	7	1	6
Unrealized derivative (losses) gains related to revenue	(8)	(4)	(4)
Total pro forma G&P revenues and other income	398	463	(65)
Total pro forma L&S revenues and other income	211	201	10
Total pro forma revenues and other income	$609	$664	$(55)

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Pro Forma reconciliation to pro forma net income attributable to MPLX LP:
Segment operating income attributable to G&P	257	245	$12
Segment operating income attributable to L&S	88	82	6
Segment portion attributable to unconsolidated affiliates	(83)	(2)	(81)
Segment portion attributable to noncontrolling interest and Predecessor	75	43	32
Income (loss) from equity method investments	5	(3)	8
Other income - related parties	7	2	5
Unrealized derivative losses	(9)	(9)	—
Impairment expense	(129)	(26)	(103)
Depreciation and amortization	(132)	(139)	7
General and administrative expenses	(52)	(57)	5
Pro forma income from operations	27	136	$(109)
Related party interest and other financial costs	1	—	1
Net interest and other financial costs	67	61	6
Pro forma income before income taxes	(41)	75	(116)
Provision (benefit) for income taxes	(4)	(3)	(1)
Pro forma net income	(37)	78	(115)
Less: Net income attributable to noncontrolling interests	23	14	9
Pro forma net income attributable to MPLX LP	$(60)	$64	$(124)

	March 31, 2016	March 31, 2015	% Change
Pro Forma Operating Statistics
Gathering Throughput (mmcf/d)
Marcellus operations	903	814	11%
Utica operations(1)	990	502	97%
Southwest operations(2)	1,452	1,397	4%
Total gathering throughput	3,345	2,713	23%

Natural Gas Processed (mmcf/d)
Marcellus operations	3,152	2,845	11%
Utica operations(1)	1,120	755	48%
Southwest operations	1,110	1,067	4%
Southern Appalachian operations	254	266	(5)%
Total natural gas processed	5,636	4,933	14%

C2 + NGLs Fractionated (mbpd)
Marcellus operations(3)	228	181	26%
Utica operations(1)(3)	48	34	41%
Southwest operations	19	16	19%
Southern Appalachian operations(4)	17	15	13%
Total C2 + NGLs fractionated(5)	312	246	27%

Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$1.99	$2.81	(29)%
C2 + NGL Pricing ($ per gallon)(6)	$0.38	$0.51	(25)%

(1)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(2)
Includes approximately 297 million mmcf/d and 212 million mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest Pioneer, for the three months ended March 31, 2016 and March 31, 2015, respectively.

(3)
Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex.

(4)	Includes NGLs fractionated for the Marcellus and Utica operations.

(5)	Purity ethane makes up approximately 106 million mbpd and 68 million mbpd of total fractionated products for the three months ended March 31, 2016 and March 31, 2015, respectively.

(6)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $4 million at March 31, 2016 compared to $43 million at December 31, 2015. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$295	$72
Investing activities	(240)	(43)
Financing activities	(94)	76
Total	$(39)	$105

Net cash provided by operating activities increased $223 million in the first three months of 2016 compared to the first three months of 2015.

For the first three months of 2016, changes in working capital were a net $16 million source of cash. Net liabilities to related parties was a $23 million source of cash, primarily due to lower receivables from related parties and payments received on outstanding receivables and a source of cash due to payables to related parties and deficiency payments made by related parties. Fair value of derivatives was a $12 million source of cash due to timing. Third-party accounts payable and accrued liabilities was a $15 million use of cash primarily due to the timing of project expenditures. Third-party receivables was a $5 million use of cash primarily due to timing of payments received on outstanding receivables.

For the first three months of 2015, changes in working capital were a net $14 million use of cash. Net liabilities to related parties was a $18 million use of cash, primarily from a use of cash due to receivables from related parties, partially offset by a source of cash due to payables to related parties and deficiency payments made by related parties. Third-party receivables was a $2 million source of cash primarily due to lower third-party tariff revenue receivables and payments received on outstanding receivables. Third-party accounts payable and accrued liabilities was a $2 million source of cash primarily due to the timing of project expenditures.

Net cash used in investing activities increased $197 million in the first three months of 2016 compared to the first three months of 2015, primarily due to a $256 million use of cash for additions to property, plant and equipment primarily related to various capital projects and a $29 million use of cash for investments in unconsolidated affiliates, partially offset by an $85 million source of cash from investment loans from related parties.

Financing activities were a $94 million use of cash in the first three months of 2016 compared to a $76 million source of cash in the first three months of 2015. The use of cash in the first three months of 2016 was primarily due to $551 million in net repayments on the bank revolving credit facility, distributions of $190 million and $104 million in distributions to MPC from Predecessor, partially offset by $430 million of net proceeds from the related party debt borrowings and $321 million in net proceeds from sales of common units under the ATM Program. The source of cash in the first three months of 2015 was primarily due to $495 million of net proceeds from the issuance of the senior notes due 2025 and borrowings of $30 million under the bank revolving credit facility, partially offset by $415 million in long-term debt repayments primarily on the bank revolving credit facility and distributions of $33 million.

Debt and Liquidity Overview

Our outstanding borrowings at March 31, 2016 and December 31, 2015 consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
MPLX LP:
Bank revolving credit facility due 2020	326	877
Term loan facility due 2019	250	250
5.500% senior notes due 2023	710	710
4.500% senior notes due 2023	989	989
4.875% senior notes due 2024	1,149	1,149
4.000% senior notes due 2025	500	500
4.875% senior notes due 2025	1,189	1,189
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500%, due 2023 - 2025	63	63
MPL - capital lease obligations due 2020	9	9
Total	5,185	5,736
Unamortized debt issuance costs	(8)	(8)
Unamortized discount(1)	(461)	(472)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$4,715	$5,255

(1)
Includes $453 million and $465 million discount as of March 31, 2016 and December 31, 2015, respectively, related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

The decrease in debt as of March 31, 2016 compared to year-end 2015 was primarily related to the repayment of the bank revolving credit facility.

Our bank revolving credit facility and term loan facility (“MPLX Credit Agreement”) include certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2016, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 4.1 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. We expect to continue reducing leverage by growth in EBITDA, and we do not anticipate increasing our debt in 2016.

Our intention is to maintain an investment grade credit profile. As of March 31, 2016, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Our liquidity totaled $1.7 billion at March 31, 2016 consisting of:

	March 31, 2016
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility(1)	$2,000	$(334)	$1,666
MPC Investment - loan agreement	500	(438)	62
Total	$2,500	$(772)	1,728
Cash and cash equivalents(2)			1
Total liquidity			$1,729

(1)	Outstanding borrowings include $8 million in letters of credit outstanding under this facility.

(2)	Approximately $3 million of cash and cash equivalents related to our consolidated joint venture and is not available for general use.

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

Equity Overview

The table below summarizes the changes in the number of units outstanding through March 31, 2016:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2015	296,687,176	7,981,756	6,800,475	311,469,407
Unit-based compensation awards	34,338	—	701	35,039
Issuance of units under the ATM Program	12,025,000	—	245,406	12,270,406
Contribution of HSM	22,534,002	—	459,878	22,993,880
Balance at March 31, 2016	331,280,516	7,981,756	7,506,460	346,768,732

For more details on equity activity, see Note 7 of the Notes to Consolidated Financial Statements.

On April 27, 2016, the Partnership entered into a Series A Preferred Unit Purchase Agreement, pursuant to which we agreed to issue and sell 30,769,232 Series A Convertible Preferred Units constituting limited partner interests in the Partnership (“Preferred Issuance”) for a per unit cash purchase price of $32.50. The offering is expected to result in net proceeds, after deducting offering and transaction expenses, of approximately $984 million. We expect to use the proceeds for capital expenditures, repayment of debt, and general partnership purposes. The combination of the ATM issuance in the first quarter and this Preferred Issuance provides the capital plan to meet our anticipated funding needs for the remainder of 2016 and into 2017. See Note 19 of the Notes to Consolidated Financial Statements for further information.

On July 1, 2016 (unless earlier converted upon certain fundamental changes regarding MPLX LP), 3,990,878 Class B units will automatically convert into 1.09 MPLX LP common units and the right to receive $6.20 per unit in cash. MPC will fund this cash payment, which will reduce our liability payable to Class B unitholders by approximately $25 million.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $89 million per quarter, or $356 million per year, based on the number of common and general partner units outstanding at March 31, 2016. On April 19, 2016, we announced the board of directors of our general partner had declared a distribution of $0.5050 per unit that will be paid on May 13, 2016 to unitholders of record on May 3, 2016. This represents an increase of $0.0050 per unit, or one percent, above the fourth quarter 2015 distribution of $0.50 per unit and an increase of 23 percent over the first quarter 2015 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2016 and 2015. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2016	2015
Distribution declared:
Limited partner units - public	$127	$10
Limited partner units - MPC	29	23
General partner units - MPC	4	1
Incentive distribution rights - MPC	40	3
Total distribution declared	$200	$37

Cash distributions declared per limited partner common unit	$0.5050	$0.4100

Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those implied in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; negative capital market conditions, including a persistence or increase of the current yield on common units, which is higher than historical yields; the timing and extent of changes in commodity prices and demand for natural gas, NGLs, crude oil, refined products, feedstocks or other hydrocarbon-based products; volatility in and/or degradation of market and industry conditions; completion of midstream capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution objectives; state and federal environmental, economic, health and safety, energy and other policies and regulations; changes to our capital budget; financial stability of our producer customers and MPC; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity to increase volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include the acquisition of equipment or the construction costs associated with new well connections, and the development or acquisition of additional pipeline or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for us.

Our capital expenditures for the three months ended March 31, 2016 and 2015 are shown in the table below:

	Three months ended March 31,
(In millions)	2016	2015
Maintenance	$10	$3
Expansion	261	38
Total capital expenditures	271	41
Less: (Decrease) increase in capital accruals	(20)	6
Additions to property, plant and equipment	291	35
Capital expenditures of unconsolidated subsidiaries(1)	44	—
Total gross capital expenditures	335	35
Less: Joint venture partner contributions(2)	23	—
Total gross capital expenditures, net	$312	$35

(1)	Includes amounts related to unconsolidated, partnership operated subsidiaries.

(2)	This represents estimated joint venture partners share of growth capital.

Our growth capital plan for 2016 is between $800 million and $1.2 billion. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of March 31, 2016, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2016, our bank revolving credit facility committed payments decreased $600 million due to the repayment of the bank revolving credit facility, our loan agreement with MPC Investment increased by $445 million due to borrowings and contracts to acquire property, plant and equipment increased $115 million largely due to the spending associated with various projects. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

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

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2016, MPC held a two percent general partner interest and a 22.9 percent limited partner interest in MPLX LP.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 32 percent and 91 percent of our total revenues and other income for the first three months ended March 31, 2016 and 2015, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 18 percent and 46 percent for the first three months of 2016 and 2015, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

We believe that transactions with related parties have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 5 of the Notes to Consolidated Financial Statements in this report.

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

In February 2016, we identified a release of heat transfer oil at our Mobley gas processing facility in Wetzel County, West Virginia. During the first quarter of 2016, we incurred approximately $6 million in remediation expenses, and we estimate that there will be no material incremental charges. This incident has been submitted to our insurance carriers. As of March 31, 2016, there have been no significant changes (except the Mobley incident discussed above) to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2015 was filed.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2016, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2015, except as noted below. Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. In the first quarter of 2016, MPLX also considered whether there was any indication of impairment of equity method investments recorded in connection with the MarkWest Merger and determined that there were none.

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

As of December 31, 2015, there were no indicators of impairment for any of our long-lived assets. A significant variance in any of the assumptions or factors used to estimate future cash flows could result in the impairment of an asset. For an asset group that comprises approximately 3.0% of Property, plant and equipment, net, a decrease in the estimated future cash flows used in our impairment analysis of 10% would indicate that the net book value of the asset group may not be fully recoverable and further evaluation would be required to estimate a potential impairment. In the first quarter of 2016, MPLX also considered whether there was any indication of impairment of long-lived assets investments recorded in connection with the MarkWest Merger and determined that there were none.

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

Management performed a quantitative analysis during the first quarter of 2016, and determined the fair value of our reporting units in both the G&P and L&S segments using the income and market approaches for our first quarter 2016 impairment analysis. These types of analyses require us to make assumptions and estimates regarding industry and economic factors such as relevant commodity prices, contract renewals, and production volumes. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

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

During the first quarter of 2016, we determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by our producer customers and iii) increases in cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for the three reporting units to which goodwill was assigned in connection with the merger was less than the respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the three reporting units. Accordingly, we recorded an impairment charge of approximately $129 million in the first quarter of 2016.

The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which range from 10.5 percent to 11.5 percent. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions include attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.5 percent to 12.8 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.

We did not record an impairment charge in the Marcellus reporting unit within the G&P segment, which is the only other reporting unit within the G&P segment that has assigned goodwill. An increase of 0.50% to the discount rate used to estimate Marcellus' fair value would have resulted in an additional goodwill impairment charge of more than $400 million. The other significant assumption used to estimate the Marcellus’ fair value included estimates of future cash flows. If estimates for future cash flows for this reporting unit were to decline, the overall reporting unit's fair value would decrease, resulting in a potential goodwill impairment charge. The fair value of our L&S segment would have to decline by more than 73% for there to be a potential indicator of impairment. If commodity prices of crude oil and natural gas remain flat or rebound more quickly than assumed in the forecast used for the interim impairment analysis, we do not expect to have any triggering events that would require us to test goodwill for impairment at a date other than our annual testing as of November 30.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 2 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price changes and, to a lesser extent, interest rate changes and non-performance by our customers and counterparties.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2016 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids price risk at March 31, 2016, including the weighted-average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2016 (Apr - Dec)	300	$63.56	$1,798

Ethane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	16,800	$0.21	$123

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	75,600	$0.43	$(802)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	8,400	$0.53	$(70)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	12,600	$0.53	$(95)

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole and long liquids price risk at March 31, 2016, including the WAVG:

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2016 (Apr - Dec)	3,057	$2.09	$—

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	18,310	$0.48	$60

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	2,079	$0.57	$5

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	5,841	$0.55	$44

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	4,330	$0.88	$(34)

The following tables provides information on the volume of MarkWest Liberty Midstream’s commodity derivative activity positions related to long liquids price risk at March 31, 2016, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	29,400	$0.43	$(284)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	8,400	$0.54	$(34)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	12,600	$0.51	$(71)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Apr - Dec)	8,400	$1.22	$715

The following table provides information on the derivative positions related to long liquids price risk that we have entered into subsequent to March 31, 2016, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2016 (Apr - Dec)	267	$43.19

The following table provides information on the derivative positions related to keep-whole and long liquids price risk for our taxable subsidiary that we have entered into subsequent to March 31, 2016, including the WAVG:

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2016 (Apr - Dec)	1,826	$2.20

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr - Dec)	11,293	$0.48

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr - Dec)	1,278	$0.59

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr - Dec)	3,590	$0.55

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr - Dec)	2,653	$0.94

The following table provides information on the derivative positions of MarkWest Liberty Midstream related to long liquids price risk that we have entered into subsequent to March 31, 2016, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr - Dec)	7,484	$0.46

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016 (Apr - Dec)	33,676	$0.94

We have a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, we executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of March 31, 2016, the estimated fair value of this contract was a liability of $33 million.

We have a commodity contract that gave it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest operations through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2016 with the ability to fix the commodity contract for its remaining year. Changes in the fair value of the derivative component of this contract were recognized as Cost of revenues in the Consolidated Statements of Income. As of March 31, 2016, the estimated fair value of this contract was a liability of $1 million.

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

(In millions)	Fair Value as of March 31, 2016(1)	Change in Fair Value (2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2016 (3)
Long-term debt
Fixed-rate	$4,228	$291	n/a
Variable-rate	576	n/a	3

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2016.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2016.

At March 31, 2016, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our term loan facility, but may affect our results of operations and cash flows. As of March 31, 2016, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, on July 6, 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. The government has presented MarkWest Liberty Midstream with subpoenas to provide documents related to its pipeline and compressor facilities located in Pennsylvania. MarkWest Liberty Midstream is providing information in response to the subpoenas and related requests for information from the EPA, state and other agencies, and is in discussions with the agencies regarding issues associated with its operations of, and any permit related obligations for, its gathering facilities in the region. Immediately following the July 6, 2015 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities. MarkWest Liberty Midstream’s review to date has determined that MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and that other than potentially having to obtain certain permits at a relatively small number of individual sites, MarkWest Liberty Midstream has operated in substantial compliance with applicable laws and regulations. It is possible that, in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.

We are involved in a number of environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. Prior to the date of this report, additional risk factors related to the acquisition of HSM arose in addition to those previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. The additional risk factor is presented below.

If foreign ownership of our stock exceeds certain levels, we could be prohibited from operating inland river vessels, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The Shipping Act of 1916 and Merchant Marine Act of 1920, which we refer to collectively as the Maritime Laws, generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, entities that own such vessels must be owned at least 75 percent by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, we would be prohibited from operating vessels in the U.S. inland waters. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities

In connection with 34,338 common units issued upon the settlement of performance units and vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan and 12,025,000 common units issued under the ATM Program, our general partner purchased 246,107 general partner units for $6,486,218.75 in cash during the three months ended March 31, 2016, to maintain its two percent general partner interest in us.

The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
2.1	Membership Interests Contribution Agreement, dated March 14, 2016, between MPLX LP, MPLX Logistics Holdings LLC, MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/17/2016	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated October 31, 2012	8-K	3.1	11/6/2012	001-35714
3.4	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated December 4, 2015	8-K	3.1	12/10/2015	001-35714
3.5	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of MPLX LP, dated January 28, 2016	8-K	3.1	1/29/2016	001-35714
10.1	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714
10.2	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714
10.3	Amended and Restated Management Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.3	4/6/2016	001-35714
10.4	Second Amended and Restated Employee Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Logistics Services LLC	8-K	10.4	4/6/2016	001-35714
10.5	Guaranteed Supply Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.5	4/6/2016	001-35714
10.6	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer					X
10.7	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No .	Filed Herewith	Furnished Herewith
10.8	Form of MPLX LP Performance Unit Award Agreement					X
10.9	Form of MPLX LP Phantom Unit Award Agreement - Officer					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 2, 2016	By:	/s/ Paula L. Rosson
Paula L. Rosson
Senior Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)