Form 10-Q
period 2016-06-30
MPLX LP
filed 2016-08-03
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

MPLX LP had 335,635,872 common units, 3,990,878 Class B units and 7,513,899 general partner units outstanding at July 27, 2016.

MPLX LP
Form 10-Q
Quarter Ended June 30, 2016

Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”), MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), MarkWest Energy Partners, L.P. (“MarkWest”), MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”), MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”) and Hardin Street Marine LLC (“HSM”). We have partial ownership interests in a number of joint venture legal entities, including MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”) and its subsidiary Ohio Gathering Company, L.L.C. (“Ohio Gathering”), Ohio Condensate Company, L.L.C. (“Ohio Condensate”), Wirth Gathering Partnership (“Wirth”) and MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. References to “Predecessor” refer collectively to HSM’s related assets, liabilities and results of operations.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

Bbl	Barrels
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
Dth/d	Dekatherms per day
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
Initial Offering	Initial public offering on October 31, 2012
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
mmcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Segment revenue, less segment purchased product costs, less realized derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
SEC	Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
VIE	Variable interest entity
WTI	West Texas Intermediate

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2016	2015(1)	2016	2015(1)
Revenues and other income:
Service revenue	$233	$16	$462	$32
Service revenue - related parties	145	152	295	294
Rental income	71	—	141	—
Rental income - related parties	29	25	55	50
Product sales	137	—	237	—
Product sales - related parties	3	—	6	—
Loss from equity method investments	(83)	—	(78)	—
Other income	1	2	3	3
Other income - related parties	28	18	52	35
Total revenues and other income	564	213	1,173	414
Costs and expenses:
Cost of revenues (excludes items below)	84	46	173	88
Purchased product costs	114	—	193	—
Rental cost of sales	14	—	28	—
Purchases - related parties	78	40	154	80
Depreciation and amortization	137	20	269	39
Impairment expense	1	—	130	—
General and administrative expenses	49	21	101	43
Other taxes	11	4	22	8
Total costs and expenses	488	131	1,070	258
Income from operations	76	82	103	156
Related party interest and other financial costs	—	—	1	—
Interest expense (net of amounts capitalized of $7 million, $1 million, $14 million and $1 million, respectively)	52	6	107	11
Other financial costs	12	—	24	1
Income (loss) before income taxes	12	76	(29)	144
Benefit for income taxes	(8)	—	(12)	—
Net income (loss)	20	76	(17)	144
Less: Net income attributable to noncontrolling interests	1	1	1	1
Less: Net income attributable to Predecessor	—	24	23	46
Net income (loss) attributable to MPLX LP	19	51	(41)	97
Less: Preferred unit distributions	9	—	9	—
Less: General partner’s interest in net income attributable to MPLX LP	46	7	85	11
Limited partners’ interest in net (loss) income attributable to MPLX LP	$(36)	$44	$(135)	$86
Per Unit Data (See Note 6)
Net (loss) income attributable to MPLX LP per limited partner unit:
Common - basic	$(0.11)	$0.50	$(0.43)	$0.96
Common - diluted	(0.11)	0.50	(0.43)	0.96
Subordinated - basic and diluted	—	0.50	—	0.96
Weighted average limited partner units outstanding:
Common - basic	331	43	316	43
Common - diluted	331	43	316	43
Subordinated - basic and diluted	—	37	—	37
Cash distributions declared per limited partner common unit	$0.5100	$0.4400	$1.0150	$0.8500

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35	$43
Receivables, net	265	245
Receivables - related parties	113	187
Inventories	49	51
Other current assets	24	50
Total current assets	486	576
Equity method investments	2,485	2,458
Property, plant and equipment, net	10,360	9,997
Intangibles, net	511	466
Goodwill	2,199	2,570
Long-term receivables - related parties	26	25
Other noncurrent assets	12	12
Total assets	$16,079	$16,104
Liabilities
Current liabilities:
Accounts payable	$102	$91
Accrued liabilities	180	187
Payables - related parties	65	54
Deferred revenue - related parties	38	32
Accrued property, plant and equipment	163	168
Accrued taxes	32	27
Accrued interest payable	53	54
Other current liabilities	17	12
Total current liabilities	650	625
Long-term deferred revenue	9	4
Long-term deferred revenue - related parties	10	9
Long-term debt	4,400	5,255
Deferred income taxes	368	378
Deferred credits and other liabilities	176	166
Total liabilities	5,613	6,437
Commitments and contingencies (see Note 19)
Redeemable preferred units	993	—
Equity
Common unitholders - public (252 million and 240 million units issued and outstanding)	7,658	7,691
Class B unitholders (8 million units issued and outstanding)	266	266
Common unitholder - MPC (79 million and 57 million units issued and outstanding)	1,049	465
General partner - MPC (8 million and 7 million units issued and outstanding)	485	819
Equity of Predecessor	—	413
Total MPLX LP partners’ capital	9,458	9,654
Noncontrolling interest	15	13
Total equity	9,473	9,667
Total liabilities, preferred units and equity	$16,079	$16,104

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015(1)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(17)	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	23	1
Depreciation and amortization	269	39
Impairment expense	130	—
Deferred income taxes	(13)	(1)
Asset retirement expenditures	(2)	—
Loss from equity method investments	78	—
Distributions from unconsolidated affiliates	78	—
Changes in:
Current receivables	(20)	(2)
Inventories	(3)	—
Change in fair value of derivatives	25	—
Current accounts payable and accrued liabilities	18	12
Receivables from / liabilities to related parties	6	(19)
All other, net	21	(1)
Net cash provided by operating activities	593	173
Investing activities:
Additions to property, plant and equipment	(569)	(70)
Investments - loans from (to) related parties	77	(38)
Investments in unconsolidated affiliates	(39)	—
All other, net	5	(1)
Net cash used in investing activities	(526)	(109)
Financing activities:
Long-term debt - borrowings	434	528
- repayments	(1,311)	(415)
Related party debt - borrowings	1,853	—
- repayments	(1,861)	—
Debt issuance costs	—	(4)
Net proceeds from equity offerings	321	1
Issuance of redeemable preferred units	984	—
Distributions to unitholders and general partner	(391)	(70)
Distributions to noncontrolling interests	(1)	(1)
Contributions from noncontrolling interests	2	—
All other, net	(1)	—
Distributions to MPC from Predecessor	(104)	—
Net cash (used in) provided by financing activities	(75)	39
Net (decrease) increase in cash and cash equivalents	(8)	103
Cash and cash equivalents at beginning of period	43	27
Cash and cash equivalents at end of period	$35	$130

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Class B Unitholders Public	Common Unitholder MPC	Subordinated Unitholder MPC	General Partner MPC	Noncontrolling Interests	Equity of Predecessor(1)	Total
Balance at December 31, 2014	$639	$—	$261	$217	$(660)	$6	$321	$784
Issuance of units under ATM program	1	—	—	—	—	—	—	1
Net income	25	—	21	40	11	1	46	144
Distributions to unitholders and general partner	(19)	—	(16)	(29)	(6)	—	—	(70)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	1	—	—	—	—	—	—	1
Balance at June 30, 2015	$647	$—	$266	$228	$(655)	$6	$367	$859

Balance at December 31, 2015	$7,691	$266	$465	$—	$819	$13	$413	$9,667
Distributions to MPC from Predecessor	—	—	—	—	—	—	(104)	(104)
Issuance of units under ATM Program	315	—	—	—	6	—	—	321
Net (loss) income	(107)	—	(28)	—	85	1	23	(26)
Contribution from MPC	—	—	12	—	3	—	—	15
Distribution to MPC	—	—	(12)	—	(3)	—	—	(15)
Allocation of MPC's net investment at acquisition	—	—	669	—	(337)	—	(332)	—
Distributions to unitholders and general partner	(248)	—	(57)	—	(86)	—	—	(391)
Distributions to noncontrolling interest	—	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interest	—	—	—	—	—	2	—	2
Equity-based compensation	5	—	—	—	—	—	—	5
Deferred income tax impact from changes in equity	2	—	—	—	(2)	—	—	—
Balance at June 30, 2016	$7,658	$266	$1,049	$—	$485	$15	$—	$9,473

(1)	Financial information has been retrospectively adjusted for the acquisition of Hardin Street Marine LLC from MPC. See Notes 1 and 3.
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

The Partnership’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) focused on crude oil and refined petroleum products and Gathering and Processing (“G&P”) focused on natural gas and NGLs. See Note 9 for additional information regarding operations.

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

Effective March 31, 2016, the Partnership acquired MPC’s inland marine business. This business is operated through HSM. HSM’s related assets, liabilities and results of operations are collectively referred to as the “Predecessor.” The acquisition from MPC was a transfer between entities under common control. As an entity under common control with MPC, the Partnership recorded the assets acquired from MPC on its Consolidated Balance Sheets at MPC’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying consolidated financial statements and related notes of MPLX LP have been retrospectively adjusted to include the historical results of the assets acquired from MPC prior to the effective date of the acquisition. See Note 3 for additional information regarding the HSM acquisition. The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of the Predecessor at historical cost. The financial statements of the Predecessor have been prepared from the separate records maintained by MPC and may not necessarily be indicative of the conditions or the results of operations that would have existed if the Predecessor had been operated as an unaffiliated entity.

Based on the terms of certain natural gas gathering, transportation and processing agreements, the Partnership is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. The Partnership’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus shale for which it earns a fixed-fee for providing gathering services to a single producer customer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. Other significant implicit leases relate to a natural gas processing agreement in the Marcellus shale and a natural gas processing agreement in the Southern Appalachia region for which the Partnership earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. Revenues and costs related to the portion of the revenue earned under these contracts considered to be implicit leases are recorded as Rental income and Rental cost of sales, respectively, on the Consolidated Statements of Income. Similarly, the Partnership is considered to be the lessor under implicit operating lease arrangements with MPC in accordance with GAAP. The Partnership’s primary implicit lease operations with MPC relate to the transportation services agreement between HSM and MPC. Revenue related to this agreement is recorded as Rental income - related parties on the Consolidated Statements of Income. The rental cost of sales related to the HSM implicit lease is depreciation of the HSM assets. All other services are provided to MPC on an as-needed basis and recorded as Service revenue-related parties on the Consolidated Statements of Income.

These interim consolidated financial statements are unaudited; however, in the opinion of the Partnership’s management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Note 8, and subsequently allocated to the general partner and limited partner unitholders. Distributions, although earned, are not accrued for until declared. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the limited partner unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 6.

2. Accounting Standards

Recently Adopted

In September 2015, the FASB issued an accounting standard update that eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. This accounting standard update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The change was effective for interim and annual periods beginning after December 15, 2015. The Partnership recognized measurement period adjustments during the first and second quarters of 2016 on a cumulative prospective basis as additional analysis was completed on the preliminary purchase price allocation for the acquisition of MarkWest. See Notes 3 and 16 for further discussion and detail related to these measurement period adjustments.

In April 2015, the FASB issued an accounting standard update requiring that the earnings of transferred net assets prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. Under this guidance, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required. The Partnership adopted this accounting standard update in the first quarter of 2016 and it did not have a material impact on the consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued an accounting standard update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed. The Partnership adopted this accounting standard update prospectively in the first quarter of 2016 and it did not have a material impact on the consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued an accounting standard update making targeted changes to the current consolidation guidance. The accounting standard update changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Partnership adopted this accounting standard update in the first quarter of 2016 and it did not have a material impact on the consolidated results of operations, financial position or cash flows.

Not Yet Adopted

In June 2016, the FASB issued an accounting standard update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses are based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership does not expect application of this accounting standard update to have a material impact on the consolidated financial statements.

In March 2016, the FASB issued an accounting standard update on the accounting for employee share-based payments. This accounting standard update requires the recognition of income tax effects of awards through the income statement when awards vest or are settled. It will also increase the amount an employer can withhold for tax purposes without triggering liability accounting. Lastly, it allows employers to make a policy election to account for forfeitures as they occur. The changes are effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Partnership is in the process of determining the impact of the new standard on the consolidated financial statements.

In February 2016, the FASB issued an accounting standard update on lease accounting. This accounting standard update requires lessees to record virtually all leases on their balance sheets. The accounting standard update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The change will be effective on a retrospective or modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Partnership is in the process of determining the impact of the accounting standard update on the consolidated financial statements and expects such impact to be material.

In January 2016, the FASB issued an accounting standard update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The accounting standard update also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and the separate presentation of financial assets and liabilities by measurement category and form on the balance sheet and accompanying notes. The accounting standard update eliminates the requirement to disclose the methods and assumptions used in estimating the fair value of financial instruments measured at amortized cost. Lastly, the accounting standard update requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when electing to measure the liability at fair value in accordance with the fair value option for financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the consolidated results of operations as of the beginning of the first reporting period the guidance is effective. Early adoption is permitted only for guidance regarding presentation of the liability’s credit risk. The Partnership is in the process of determining the impact of the accounting standard update on the consolidated financial statements.

In August 2014, the FASB issued an accounting standard update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management is required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance of the financial statements. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The change will be effective for the first fiscal period ending after December 15, 2016, and for fiscal periods and interim periods thereafter with early application permitted. The adoption of this accounting standard update is not expected to have a material impact on the Partnership’s financial reporting.

In May 2014, the FASB issued an initial accounting standard update for revenue recognition for contracts with customers. The guidance in the accounting standard update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The change will be effective on a retrospective or modified retrospective basis for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted no earlier than January 1, 2017. The Partnership is in the process of determining the impact of the accounting standard update on the consolidated financial statements.

3. Acquisitions

Acquisition of Hardin Street Marine LLC

On March 14, 2016, the Partnership entered into a Membership Interests Contribution Agreement (the “Contribution Agreement”) with MPLX GP LLC (“MPLX GP”), MPLX Logistics Holdings LLC and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, related to the acquisition of HSM, MPC’s inland marine business, from MPC. Pursuant to the Contribution Agreement, the transaction was valued at $600 million consisting of a fixed number of common units and general partner units of 22,534,002 and 459,878, respectively. The general partner units maintain MPC’s two percent general partner interest in the Partnership. The acquisition closed on March 31, 2016 and the fair value of the common units and general partner units issued was $669 million and $14 million, respectively, as recorded on the Consolidated Statements of Equity. MPC agreed to waive distributions in the first quarter of 2016 on MPLX common units issued in connection with this transaction. MPC did not receive general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX common units with respect to the first quarter distributions. The value of these waived distributions was $15 million.

The inland marine business, comprised of 18 tow boats and 205 barges which transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks in the Midwest and U.S. Gulf Coast regions, accounted for nearly 60 percent of the total volumes MPC shipped by inland marine vessels as of March 31, 2016. The Partnership accounts for HSM as a reporting unit of the L&S segment.

The Partnership retrospectively adjusted the historical financial results for all periods to include HSM as required for transactions between entities under common control. For the previously reported Consolidated Balance Sheets retrospectively adjusted for the acquisition of HSM, see the Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016. The following table presents the Partnership’s previously reported Consolidated Statement of Income, retrospectively adjusted for the acquisition of HSM:

	Three Months Ended June 30, 2015
(In millions)	MPLX LP (Previously Reported)	HSM	MPLX LP (Currently Reported)
Revenues and other income:
Service revenue	$16	$—	$16
Service revenue - related parties	119	33	152
Rental income - related parties	4	21	25
Other income	2	—	2
Other income - related parties	6	12	18
Total revenues and other income	147	66	213
Costs and expenses:
Cost of revenues (excludes items below)	31	15	46
Purchases - related parties	24	16	40
Depreciation and amortization	13	7	20
General and administrative expenses	18	3	21
Other taxes	3	1	4
Total costs and expenses	89	42	131
Income from operations	58	24	82
Interest expense (net of amounts capitalized of $1 million)	6	—	6
Other financial costs	—	—	—
Income before income taxes	52	24	76
Net income	52	24	76
Less: Net income attributable to noncontrolling interests	1	—	1
Less: Net income attributable to Predecessor	—	24	24
Net income attributable to MPLX LP	51	—	51
Less: General partner’s interest in net income attributable to MPLX LP	7	—	7
Limited partners’ interest in net income attributable to MPLX LP	$44	$—	$44

	Six Months Ended June 30, 2015
(In millions)	MPLX LP (Previously Reported)	HSM	MPLX LP (Currently Reported)
Revenues and other income:
Service revenue	$32	$—	$32
Service revenue - related parties	230	64	294
Rental income - related parties	8	42	50
Other income	3	—	3
Other income - related parties	12	23	35
Total revenues and other income	285	129	414
Costs and expenses:
Cost of revenues (excludes items below)	59	29	88
Purchases - related parties	48	32	80
Depreciation and amortization	25	14	39
General and administrative expenses	37	6	43
Other taxes	6	2	8
Total costs and expenses	175	83	258
Income from operations	110	46	156
Interest expense (net of amounts capitalized of $1 million)	11	—	11
Other financial costs	1	—	1
Income before income taxes	98	46	144
Net income	98	46	144
Less: Net income attributable to noncontrolling interests	1	—	1
Less: Net income attributable to Predecessor	—	46	46
Net income attributable to MPLX LP	97	—	97
Less: General partner’s interest in net income attributable to MPLX LP	11	—	11
Limited partners’ interest in net income attributable to MPLX LP	$86	$—	$86

The following table presents the Partnership’s previously reported Consolidated Statement of Cash Flows, retrospectively adjusted for the acquisition of HSM:

	Six Months Ended June 30, 2015
(In millions)	MPLX LP (Previously Reported)	HSM	MPLX LP (Currently Reported)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$98	$46	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1	—	1
Depreciation and amortization	25	14	39
Deferred income taxes	—	(1)	(1)
Changes in:
Current receivables	(2)	—	(2)
Current accounts payable and accrued liabilities	14	(2)	12
Receivables from / liabilities to related parties	(8)	(11)	(19)
All other, net	—	(1)	(1)
Net cash provided by operating activities	128	45	173
Investing activities:
Additions to property, plant and equipment	(64)	(6)	(70)
Investments - loans to related parties	—	(38)	(38)
All other, net	—	(1)	(1)
Net cash used in investing activities	(64)	(45)	(109)
Financing activities:
Long-term debt - borrowings	528	—	528
- repayments	(415)	—	(415)
Debt issuance costs	(4)	—	(4)
Net proceeds from equity offerings	1	—	1
Distributions to unitholders and general partner	(70)	—	(70)
Distributions to MPC from Predecessor	(1)	—	(1)
Net cash provided by financing activities	39	—	39
Net increase in cash and cash equivalents	103	—	103
Cash and cash equivalents at beginning of period	27	—	27
Cash and cash equivalents at end of period	$130	$—	$130

Purchase of MarkWest Energy Partners, L.P.

On December 4, 2015, a wholly-owned subsidiary of the Partnership merged with MarkWest. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units representing limited partner interests in MPLX LP, plus a one-time cash payment of $6.20 per unit. Each Class B unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into the right to receive one Class B unit of MPLX LP. Each Class B unit of MPLX LP will convert into 1.09 common units of MPLX LP and the right to receive $6.20 in cash, and the conversion of the Class B units will occur in equal installments, the first of which occurred on July 1, 2016 and the second of which will occur on July 1, 2017. MPC contributed approximately $1.3 billion of cash to the Partnership to pay the aggregate cash consideration to MarkWest unitholders, without receiving any new equity in exchange. At closing, MPC made a payment of $1.2 billion to MarkWest common unitholders and the remaining $50 million is payable in equal amounts, the first of which was paid in July 2016 and the second of which will be paid in July 2017, in connection with the conversion of the Class B units to common units of MPLX LP. The Partnership’s financial results reflect the results of MarkWest from the date of the acquisition.

The components of the fair value of consideration transferred are as follows:

(In millions)
Fair value of units issued	$7,326
Cash	1,230
Paid/payable to MarkWest Class B unitholders	50
Total fair value of consideration transferred	$8,606

The following table summarizes the final purchase price allocation. Subsequent to December 31, 2015, additional analysis was completed and adjustments were made to the preliminary purchase price allocation as noted in the table below. The fair value of assets acquired and liabilities and noncontrolling interests assumed at the acquisition date as of June 30, 2016, are as follows:

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

Adjustments to the preliminary purchase price stem mainly from additional information obtained by management in the first and second quarters of 2016 about facts and circumstances that existed at the acquisition date, including updates to forecasted employee benefit costs, maintenance capital expenditures and completion of certain valuations to determine the underlying fair value of certain acquired assets. The adjustment to intangibles mainly relates to a misstatement in the original preliminary purchase price allocation. The correction of the error resulted in a $68 million reduction to the carrying value of goodwill and an offsetting increase of $64 million in intangibles and $2 million in each of equity method investments and property, plant and equipment. Management concluded that the correction of the error is immaterial to the consolidated financial statements of all periods presented. As further discussed in Note 16, in the first quarter of 2016 the Partnership recorded a goodwill impairment charge based on the implied fair value of goodwill as of the interim impairment analysis date. During the second quarter of 2016, the Partnership finalized its analysis of the final purchase price allocation. The completion of the purchase price allocation resulted in a refinement of the impairment expense recorded, as more fully discussed in Note 16.

The increase to the fair value of intangibles and property, plant and equipment noted above resulted in additional amortization and depreciation expense of approximately $1 million recognized for the six months ended June 30, 2016, in Depreciation and amortization in the Consolidated Statements of Income, that would have been recorded for the year ended December 31, 2015, had the fair value adjustments been recorded as of December 4, 2015. The increase in the fair value of equity investments above would not have had a material effect on the income from equity method investments had the fair value adjustment been recorded as of December 4, 2015.

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

The fair value of the common units issued was determined on the basis of the closing market price of the Partnership’s units as of the effective time of the transaction and is considered a Level 1 measurement. The fair value of the Class B units issued was determined based on reference to the value of the common units, adjusted for a lack of distributions prior to their stated conversion dates, and is considered a Level 2 measurement. The fair values of the long-term debt and SMR liabilities were determined as of the acquisition date using the methods discussed in Note 13.

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

The amounts of revenue and income from operations associated with MarkWest are not included in the Consolidated Statement of Income for the period ended June 30, 2015.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014.

(In millions, except per unit data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues and other income	$668	$1,332
Net (loss) income attributable to MPLX LP	(11)	53
Net income attributable to MPLX LP per unit - basic	(0.19)	(0.10)
Net income attributable to MPLX LP per unit - diluted	(0.19)	(0.10)

The unaudited pro forma financial information includes adjustments primarily to align accounting policies, adjust depreciation expense to reflect the fair value of property, plant and equipment, increase amortization expense related to identifiable intangible assets and adjust interest expense related to the fair value of MarkWest’s long-term debt, as well as the related income tax effects. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

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

A summary of the amounts included in the historical financial statements of MarkWest related to MarkWest Utica EMG are as follows:

(In millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues and other income	$34	$67
Cost of revenue excluding depreciation and amortization	7	14
Depreciation and amortization	16	32
Net income attributable to noncontrolling interest	15	29
Net loss	(5)	(9)

EMG Utica, LLC (“EMG Utica”), a joint venture partner in MarkWest Utica EMG, received a special non-cash allocation of income of approximately $11 million and $21 million for the three and six months ended June 30, 2015. See Note 4 for a description of the transaction and its impact on the financial statements. Net income of MarkWest would not have changed had MarkWest Utica EMG been deconsolidated for the period ended June 30, 2015.

4. Equity Method Investments

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, LLC (“Utica Operating”), a wholly-owned and consolidated subsidiary of MarkWest, and EMG Utica (together the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio. The related limited liability company agreement has been amended from time to time (the limited liability company agreement as currently in effect is referred to as the “Amended LLC Agreement”). The aggregate funding commitment of EMG Utica was $950 million (the “Minimum EMG Investment”). Thereafter, Utica Operating was required to fund, as needed, 100 percent of future capital for MarkWest Utica EMG until such time as the aggregate capital that had been contributed by the Members reached $2 billion, which occurred prior to the MarkWest Merger. Until such time as the investment balances of Utica Operating and EMG Utica are in the ratio of 70 percent and 30 percent, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to 10 percent of each capital call for MarkWest Utica EMG, and Utica Operating will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, Utica Operating and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of June 30, 2016, EMG Utica has contributed approximately $998 million and Utica Operating has contributed approximately $1.5 billion to MarkWest Utica EMG.

Under the Amended LLC Agreement, after EMG Utica has contributed more than $500 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $4 million and approximately $8 million for the three and six months ended June 30, 2016, respectively.

Under the Amended LLC Agreement, Utica Operating will continue to receive 60 percent of cash generated by MarkWest Utica EMG that is available for distribution until the earlier of December 31, 2016 and the date on which Utica Operating’s investment balance equals 60 percent of the aggregate investment balances of the Members. After the earlier of those dates, cash generated by MarkWest Utica EMG that is available for distribution will be allocated to the Members in proportion to their respective investment balances. As of June 30, 2016, Utica Operating’s investment balance in MarkWest Utica EMG was approximately 56 percent.

MarkWest Utica EMG is deemed to be a VIE. As of the date of the MarkWest Merger, Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. The Partnership’s portion of MarkWest Utica EMG’s net assets, which was $2.3 billion at June 30, 2016, is reported under the caption Equity method investments on the Consolidated Balance Sheets (see basis differential discussion below). The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the period ended June 30, 2016. The Partnership receives management fee revenue for engineering and construction, administrative and personnel services (“Operational Service revenue”) for operating MarkWest Utica EMG. The amount of Operational Service revenue related to MarkWest Utica EMG for the three and six months ended June 30, 2016 was $5 million and $7 million, respectively, and is reported as Other income-related parties in the Consolidated Statements of Income.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC (“Summit”). As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, the Partnership reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. The Partnership receives Operational Service revenue for operating Ohio Gathering. The amount of Operational Service revenue related to Ohio Gathering for the three and six months ended June 30, 2016 was approximately $3 million and $7 million, respectively, and is reported as Other income-related parties in the Consolidated Statements of Income.

Ohio Condensate

In December 2013, MarkWest formed MarkWest Utica EMG Condensate L.L.C. (“Utica Condensate”) for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in Ohio. As of June 30, 2016, the Partnership owned 100 percent of Utica Condensate. Utica Condensate’s business is conducted solely through its subsidiary, Ohio Condensate, which is a joint venture between Utica Condensate and Summit. As of June 30, 2016, Utica Condensate owned 60 percent of Ohio Condensate. The Partnership accounts for Ohio Condensate, which is a VIE, as an equity method investment as MPLX LP exercises significant influence, but does not control Ohio Condensate and is not its primary beneficiary due to Summit’s voting rights on significant matters. The Partnership’s portion of Ohio Condensate’s net assets are reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership receives Operational Service revenue for operating Ohio Condensate. The amount of Operational Service revenue related to Ohio Condensate for the three and six months ended June 30, 2016 was $1 million and $2 million, respectively, and is reported as Other income-related parties in the Consolidated Statements of Income.

Summarized financial information for the six months ended June 30, 2016 for equity method investments is as follows:

	Six Months Ended June 30, 2016
(In millions)	MarkWest Utica EMG (1)	Ohio Condensate	Other VIEs	Non-VIEs	Total
Revenue	$113	$10	$—	$68	$191
Gross margin	113	10	—	32	155
Income (loss) from operations	68	(94)	—	18	(8)
Net income (loss)	68	(94)	—	18	(8)
Income (loss) from equity method investments(2)	7	(88)	—	3	(78)

Summarized balance sheet information as of June 30, 2016 and December 31, 2015 for equity method investments is as follows:

	June 30, 2016
(In millions)	MarkWest Utica EMG (1)	Ohio Condensate	Other VIEs	Non-VIEs	Total
Current assets	$138	$7	$—	$38	$183
Noncurrent assets	2,193	31	55	385	2,664
Current liabilities	108	6	—	26	140
Noncurrent liabilities	2	14	—	—	16

	December 31, 2015
(In millions)	MarkWest Utica EMG (1)	Ohio Condensate	Other VIEs	Non-VIEs	Total
Current assets	$113	$7	$—	$30	$150
Noncurrent assets	2,207	127	42	243	2,619
Current liabilities	77	6	1	18	102
Noncurrent liabilities	1	12	—	—	13

(1)
MarkWest Utica EMG’s noncurrent assets includes its investment in its subsidiary Ohio Gathering, which does not appear elsewhere in this table. The investment was $788 million and $781 million as of June 30, 2016 and December 31, 2015, respectively.

(2)	Income (loss) from equity method investments includes the impact of any basis differential amortization or accretion.

As of June 30, 2016, the carrying value of the Partnership’s equity method investments was $1.1 billion higher than the underlying net assets of the investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $459 million of excess related to goodwill. During the second quarter of 2016, the Partnership completed its purchase price allocation related to the MarkWest Merger. As a result, a portion of the basis differential related to goodwill for Utica EMG was reclassified to fixed assets and will be amortized prospectively.

During the second quarter of 2016, forecasts for Ohio Condensate were reduced to align with updated forecasts for customer requirements. As the operator of that entity responsible for maintaining its financial records, the Partnership completed a fixed asset impairment analysis as of June 30, 2016, in accordance with ASC Topic 360, to determine the potential fixed asset impairment charge. The resulting fixed asset impairment charge recorded within Ohio Condensate’s financial statements was $96 million. Based on the Partnership’s 60 percent ownership of Ohio Condensate, approximately $58 million was recorded in the second quarter of 2016 in Loss from equity method investments on the accompanying Consolidated Statements of Income.

The Partnership’s investment in Ohio Condensate, which was established at fair value in connection with the MarkWest Merger, exceeded its proportionate share of the underlying net assets. Therefore, in conjunction with the ASC Topic 360 impairment analysis, the Partnership completed an equity method impairment analysis in accordance with ASC Topic 323 to determine the potential additional equity method impairment charge to be recorded on the Partnership’s consolidated financial statements resulting from an other-than-temporary impairment. As a result, an additional impairment charge of approximately $31 million was recorded in the second quarter of 2016 in Loss from equity method investments on the accompanying Consolidated Statements of Income, which eliminated the basis differential established in connection with the MarkWest Merger.

The fair value of Ohio Condensate and its underlying fixed assets was determined based upon applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability weighted average set of cash flow forecasts and a discount rate of 11.2 percent. An increase to the discount rate of 50 basis points would have resulted in an additional charge of $1 million on the Consolidated Statements of Income. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the Ohio Condensate equity method investment and its underlying fixed assets represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment test will prove to be an accurate prediction of the future.

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

•	Jefferson Dry Gas, in which MPLX LP has a 67 percent interest. Jefferson Dry Gas is engaged in dry natural gas gathering in Jefferson County, Ohio.

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

In addition, the Partnership is party to a loan agreement with MPC Investment, a wholly-owned subsidiary of MPC. Under the terms of the agreement, MPC Investment will make a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During the six months ended June 30, 2016, the Partnership borrowed $1.9 billion and repaid $1.9 billion, resulting in no outstanding balance at June 30, 2016. Borrowings were at an average interest rate of 1.93 percent, per annum. For additional information regarding the Partnership’s commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On January 1, 2015, HSM employees were transferred to Marathon Petroleum Logistics Services LLC ("MPLS"), a wholly-owned subsidiary of MPC, and HSM and MPLS entered into an employee services agreement. Under the agreement, HSM reimburses MPLS for employee benefit expenses along with certain operational and management services provided in support of HSM’s areas of operation. The employee services agreement has an initial term of six years and automatically renews for two additional renewal terms of five years each unless either party provides the other party with written notice of its intent to terminate at least 12 months prior to the end of the then-current term.

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Service revenues
MPC	$145	$152	$295	$294
Rental income
MPC	$29	$25	$55	$50
Product sales(1)
MPC	$3	$—	$6	$—

(1)
For the three and six months ended June 30, 2016, there were $7 million and $12 million, respectively, of additional product sales to MPC that net to zero within our consolidated financial statements, as the transactions are recorded net due to the terms of the agreements under which such product was sold.

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

The revenue received from related parties, included in Other income-related parties on the Consolidated Statements of Income, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
MPC	$16	$18	$33	$34
MarkWest Utica EMG	5	—	7	—
Ohio Gathering	3	—	7	—
Ohio Condensate	1	—	2	—
Other	3	—	3	1
Total	$28	$18	$52	$35

MPC provides executive management services and certain general and administrative services to the Partnership under the terms of an omnibus agreement. Expenses incurred under this agreement are shown in the table below by the income statement line where they were recorded. Charges for services included in Purchases-related parties primarily relate to services that support the Partnership’s operations and maintenance activities, as well as compensation expenses. Charges for services included in General and administrative expenses primarily relate to services that support the Partnership’s executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Purchases - related parties	$5	$7	$11	$14
General and administrative expenses	7	11	15	22
Total	$12	$18	$26	$36

Also under terms of the omnibus agreement, some service costs related to engineering services are associated with assets under construction. These costs added to Property, plant and equipment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
MPC	$9	$4	$18	$6

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

Employee services expenses from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Purchases - related parties	$73	$33	$143	$66
General and administrative expenses	19	8	40	15
Total	$92	$41	$183	$81

Receivables from related parties were as follows:

(In millions)	June 30, 2016	December 31, 2015
MPC	$104	$175
MarkWest Utica EMG	5	4
Ohio Gathering	3	5
Other	1	3
Total	$113	$187

Long-term receivables with related parties, which include reimbursements from the MarkWest Merger to be provided by MPC for the conversion of Class B units and straight-line rental income, were as follows:

(In millions)	June 30, 2016	December 31, 2015
MPC	$26	$25

Payables to related parties were as follows:

(In millions)	June 30, 2016	December 31, 2015
MPC	$51	$33
MarkWest Utica EMG	14	21
Total	$65	$54

During the six months ended June 30, 2016 and the year ended December 31, 2015, MPC did not ship its minimum committed volumes on certain pipeline systems. In addition, capital projects the Partnership is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The Deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	June 30, 2016	December 31, 2015
Minimum volume deficiencies - MPC	$43	$36
Project reimbursements - MPC	5	5
Total	$48	$41

6. Net Income (Loss) Per Limited Partner Unit

Net income (loss) per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income (loss) attributable to MPLX LP by the weighted average number of common units and subordinated units outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income (loss) per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, preferred units, certain equity-based compensation awards and incentive distribution rights (“IDRs”).

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

For the three and six months ended June 30, 2016, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Diluted net income (loss) per limited partner unit for the three and six months ended June 30, 2016 is the same as basic net income (loss) per limited partner unit since the inclusion of any potential common units would have been anti-dilutive. Potential common units omitted from the diluted earnings per unit calculation was approximately 10 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net (loss) income attributable to MPLX LP	$19	$51	$(41)	$97
Less: Limited partners’ distributions declared on preferred units (1)	9	—	9	—
General partner’s distributions declared (including IDRs) (1)	50	6	94	10
Limited partners’ distributions declared on common units (1)	172	19	328	37
Limited partner’s distributions declared on subordinated units (1)	—	17	—	32
Undistributed net (loss) income attributable to MPLX LP	$(212)	$9	$(472)	$18

(1)	See Note 7 for distribution information.

	Three Months Ended June 30, 2016
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Preferred Units	Total
Basic and diluted net income (loss) attributable to MPLX LP per unit:
Net income (loss) attributable to MPLX LP:
Distributions declared (including IDRs)	$50	$172	$9	$231
Undistributed net loss attributable to MPLX LP	(5)	(207)	—	(212)
Net income (loss) attributable to MPLX LP (1)	$45	$(35)	$9	$19
Weighted average units outstanding:
Basic	7	331	17	355
Diluted	7	331	17	355
Net loss attributable to MPLX LP per limited partner unit:
Basic		$(0.11)
Diluted		$(0.11)

	Three Months Ended June 30, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$6	$19	$17	$42
Undistributed net income attributable to MPLX LP	5	2	2	9
Net income attributable to MPLX LP (1)	$11	$21	$19	$51
Weighted average units outstanding:
Basic	2	43	37	82
Diluted	2	43	37	82
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.50	$0.50
Diluted		$0.50	$0.50

	Six Months Ended June 30, 2016
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Preferred Units	Total
Basic and diluted net income (loss) attributable to MPLX LP per unit:
Net income (loss) attributable to MPLX LP:
Distributions declared (including IDRs)	$94	$328	$9	$431
Undistributed net loss attributable to MPLX LP	(9)	(463)	—	(472)
Net income (loss) attributable to MPLX LP (1)	$85	$(135)	$9	$(41)
Weighted average units outstanding:
Basic	7	316	8	331
Diluted	7	316	8	331
Net loss attributable to MPLX LP per limited partner unit:
Basic		$(0.43)
Diluted		$(0.43)

	Six Months Ended June 30, 2015
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$10	$37	$32	$79
Undistributed net income attributable to MPLX LP	9	5	4	18
Net income attributable to MPLX LP (1)	$19	$42	$36	$97
Weighted average units outstanding:
Basic	2	43	37	82
Diluted	2	43	37	82
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.96	$0.96
Diluted		$0.96	$0.96

(1)	Allocation of net income (loss) attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

7. Equity

Units Outstanding – The Partnership had 331,283,429 common units outstanding as of June 30, 2016. Of that number, 79,466,136 were owned by MPC, which also owned the two percent general partner interest, represented by 7,506,520 general partner units.

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

ATM Program – On March 4, 2016, the Partnership entered into an amended and restated distribution agreement providing for the continuous issuance of up to an aggregate of $500 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). The Partnership expects the net proceeds from sales under the ATM Program will be used for general partnership purposes. During the six months ended June 30, 2016, the sale of common units under the ATM Program generated net proceeds of approximately $315 million.

The changes in the number of units outstanding from December 31, 2015 through June 30, 2016 are summarized below:

(In units)	Common	Class B(1)	General Partner	Total
Balance at December 31, 2015	296,687,176	7,981,756	6,800,475	311,469,407
Unit-based compensation awards(2)	37,251	—	761	38,012
Issuance of units under the ATM Program(3)	12,025,000	—	245,406	12,270,406
Contribution of HSM(4)	22,534,002	—	459,878	22,993,880
Balance at June 30, 2016	331,283,429	7,981,756	7,506,520	346,771,705

(1)	On July 1, 2016, 3,990,878 Class B units converted to 4,350,057 common units and will be eligible to receive the second quarter distribution.

(2)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $1 million in exchange for 761 general partner units to maintain its two percent general partner interest.

(3)
As a result of common units issued under the ATM Program during the period, MPLX GP contributed $6 million in exchange for 245,406 general partner units to maintain its two percent general partner interest.

(4)	See Note 3 for information regarding the HSM acquisition.

Issuance of Additional Securities – The partnership agreement authorizes the issuance of an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by the general partner without the approval of the unitholders.

Net (Loss) Income Allocation – In preparing the Consolidated Statements of Equity, net (loss) income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Note 8, and subsequently allocated to remaining unitholders in accordance with their respective ownership percentages. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders based on their respective ownership percentages. The following table presents the allocation of the general partner’s interest in net income attributable to MPLX LP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net (loss) income attributable to MPLX LP	$19	$51	$(41)	$97
Less: Preferred unit distributions	9	—	9	—
General partner's incentive distribution rights and other	47	6	88	9
Net (loss) income attributable to MPLX LP available to general and limited partners	$(37)	$45	$(138)	$88

General partner's two percent interest in net (loss) income attributable to MPLX LP	$(1)	$1	$(3)	$2
General partner's incentive distribution rights and other	47	6	88	9
General partner's interest in net income attributable to MPLX LP	$46	$7	$85	$11

Cash distributions – The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with the partnership agreement, on July 22, 2016, the Partnership declared a quarterly cash distribution of $0.5100 per unit, resulting in total distributions of $222 million. These distributions will be paid on August 12, 2016 to unitholders of record on August 2, 2016.

The allocation of total quarterly cash distributions to preferred, general and limited partners is as follows for the three and six months ended June 30, 2016 and 2015. The Partnership’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
General partner's distributions:
General partner's distributions	$4	$1	$8	$2
General partner's incentive distribution rights distributions	46	6	86	9
Total general partner's distributions	$50	$7	$94	$11
Limited partners' distributions:
Common unitholders	$172	$19	$328	$37
Subordinated unitholders	—	16	—	31
Total limited partners' distributions	172	35	328	68
Preferred unit distributions	9	—	9	—
Total cash distributions declared	$231	$42	$431	$79

8. Redeemable Preferred Units

Private Placement of Preferred Units – On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the "Preferred Units") for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes.

The Preferred Units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the Preferred Units, the holders of the Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to common units. Since the Preferred Unit distribution was declared subsequent to the end of the second quarter of 2016, the distribution was not accrued to the Preferred Unit holders’ capital account. For the quarter ended June 30, 2016, the Preferred Units will receive an earned aggregate cash distribution of $9 million, based on the quarterly per unit distribution prorated for the 49-day period the Preferred Units were outstanding during the second quarter of 2016.

The changes in the redeemable preferred balance for 2016 were as follows:

(In millions)	Redeemable Preferred Units
Issuance of MPLX LP redeemable preferred units on May 13, 2016	$984
Net income allocated for May 13, 2016 through June 30, 2016	9
Balance at June 30, 2016	$993

The purchasers may convert their Preferred Units into common units, at any time after the third anniversary of the issuance date or prior to liquidation, dissolution or winding up of the Partnership, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, the Partnership may convert the Preferred Units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX common units is greater than $48.75 for the 20 day trading period immediately preceding the conversion notice date. The conversion rate for the Preferred Units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable Preferred Unit, divided by (b) $32.50. The holders of the Preferred Units are entitled to vote on an as-converted basis with the common unitholders and will have certain other class voting rights with respect to any amendment to the partnership agreement that would adversely affect any rights, preferences or privileges of the Preferred Units. In addition, upon certain events involving a change in control the holders of Preferred Units may elect, among other potential elections, to convert their Preferred Units to common units at the then change of control conversion rate.

The Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside the Partnership’s control. Therefore they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Preferred Units have been recorded at their issuance date fair value, net of issuance costs. Income allocations increase the carrying value, and declared distributions decreased the carrying value of the Preferred Units. Because the Preferred Units are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Preferred Units would become redeemable.

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

Segment operating income represents income from operations attributable to the reportable segments. Corporate general and administrative expenses, unrealized derivative gains (losses), property, plant and equipment impairment, goodwill impairment and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments.

The tables below present information about income from operations and capital expenditures for the reported segments:

	Three Months Ended June 30, 2016
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$193	$530	$723
Segment other income	18	—	18
Total segment revenues and other income	211	530	741
Costs and expenses:
Segment cost of revenues	88	223	311
Segment operating income before portion attributable to noncontrolling interest	123	307	430
Segment portion attributable to noncontrolling interest and Predecessor	—	36	36
Segment operating income attributable to MPLX LP	$123	$271	$394

Three Months Ended June 30, 2015
(In millions)	L&S
Revenues and other income:
Segment revenues	$193
Segment other income	20
Total segment revenues and other income	213
Costs and expenses:
Segment cost of revenues	90
Segment operating income before portion attributable to noncontrolling interest and Predecessor	123
Segment portion attributable to noncontrolling interest and Predecessor	35
Segment operating income attributable to MPLX LP	$88

	Six Months Ended June 30, 2016
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$385	$1,028	$1,413
Segment other income	37	—	37
Total segment revenues and other income	422	1,028	1,450
Costs and expenses:
Segment cost of revenues	177	423	600
Segment operating income before portion attributable to noncontrolling interest	245	605	850
Segment portion attributable to noncontrolling interest and Predecessor	34	77	111
Segment operating income attributable to MPLX LP	$211	$528	$739

Six Months Ended June 30, 2015
(In millions)	L&S
Revenues and other income:
Segment revenues	$376
Segment other income	38
Total segment revenues and other income	414
Costs and expenses:
Segment cost of revenues	176
Segment operating income before portion attributable to noncontrolling interest and Predecessor	238
Segment portion attributable to noncontrolling interest and Predecessor	68
Segment operating income attributable to MPLX LP	$170

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Reconciliation to Income from operations:
Segment operating income attributable to MPLX LP	$394	$88	$739	$170
Segment portion attributable to unconsolidated affiliates	(83)	—	(166)	—
Segment portion attributable to noncontrolling interest and Predecessor	36	35	111	68
Loss from equity method investments	(83)	—	(78)	—
Other income - related parties	11	—	18	—
Unrealized derivative losses	(12)	—	(21)	—
Impairment expense	(1)	—	(130)	—
Depreciation and amortization	(137)	(20)	(269)	(39)
General and administrative expenses	(49)	(21)	(101)	(43)
Income from operations	$76	$82	$103	$156

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$741	$213	$1,450	$414
Revenue adjustment from unconsolidated affiliates	(99)	—	(203)	—
Loss from equity method investments	(83)	—	(78)	—
Other income - related parties	11	—	18	—
Unrealized derivative loss	(6)	—	(14)	—
Total revenues and other income	$564	$213	$1,173	$414

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Reconciliation to Net income attributable to noncontrolling interests and Predecessor
Segment portion attributable to noncontrolling interest and Predecessor	$36	$35	$111	$68
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(56)	(10)	(85)	(21)
Portion of operating income attributable to noncontrolling interest of unconsolidated affiliates	21	—	(2)	—
Net income attributable to noncontrolling interests and Predecessor	$1	$25	$24	$47

The following reconciles segment capital expenditures to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
L&S segment capital expenditures	$82	$35	$144	$70
G&P segment capital expenditures(1)	212	—	485	—
Total segment capital expenditures	294	35	629	70
Less: Capital expenditures for Partnership operated, non-wholly-owned subsidiaries	16	—	60	—
Total capital expenditures	$278	$35	$569	$70

(1)	The G&P segment includes $16 million and $60 million of capital expenditures related to Partnership operated, non-wholly-owned subsidiaries for the three and six months ended June 30, 2016.

Total assets by reportable segment were:

(In millions)	June 30, 2016	December 31, 2015
L&S	$1,952	$1,858
G&P	14,127	14,246
Total assets	$16,079	$16,104

10. Income Tax

The Partnership is not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on the Partnership’s net income generally are borne by its partners through the allocation of taxable income. The Partnership’s income tax (benefit) provision results from partnership activity in the states of Texas and Tennessee. MarkWest Hydrocarbon is a tax paying entity for both federal and state tax purposes. The Partnership’s income tax activity was less than $1 million for the three and six months ended June 30, 2015.

A reconciliation of the benefit for income tax and the amount computed by applying the federal statutory rate of 35 percent to the income before income taxes for the six months ended June 30, 2016 is as follows:

(In millions)	MarkWest Hydrocarbon	Partnership	Eliminations	Consolidated(1)
Income before (benefit) provision for income tax	$(35)	$4	$2	$(29)
Federal statutory rate	35%	—%	—%
Federal income tax at statutory rate(2)	(12)	—	—	(12)
Change in state statutory rate	(1)	—	—	(1)
State income taxes net of federal benefit - MarkWest Hydrocarbon	(1)	—	—	(1)
Provision on income from Class A units(2)	—	—	—	—
Other	1	1	—	2
(Benefit) provision for income tax	$(13)	$1	$—	$(12)

(1)	Financial information has been retrospectively adjusted for the acquisition of HSM from MPC. See Notes 1 and 3. Prior to this acquisition, MPC paid all income taxes related to HSM.

(2)	MarkWest Hydrocarbon pays tax on its share of the Partnership’s income or loss as a result of its ownership of Class A units.

11. Inventories

Inventories consist of the following:

(In millions)	June 30, 2016	December 31, 2015
NGLs	$2	$3
Line fill	6	5
Spare parts, materials and supplies	41	43
Total inventories	$49	$51

12. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation was:

(In millions)	June 30, 2016	December 31, 2015
Natural gas gathering and NGL transportation pipelines and facilities	$4,573	$4,307
Processing, fractionation and storage facilities	3,456	3,185
Pipelines and related assets	1,186	1,128
Barges and towing vessels	478	475
Land, building, office equipment and other	662	606
Construction in progress	898	946
Total	11,253	10,647
Less accumulated depreciation	893	650
Property, plant and equipment, net	$10,360	$9,997

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions as discussed in Note 14. Money market funds, which are included in Cash and cash equivalents on the Consolidated Balance Sheets, are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. Level 2 instruments include crude oil and natural gas swap contracts. Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The following table presents the financial instruments carried at fair value classified by the valuation hierarchy:

(In millions)	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$—	$—	$2	$—
Significant unobservable inputs (Level 3)
Commodity contracts	—	(4)	7	—
Embedded derivatives in commodity contracts	1	(41)	—	(32)
Total carrying value in Consolidated Balance Sheets	$1	$(45)	$9	$(32)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of June 30, 2016. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period
Commodity contracts	Liabilities	Forward ethane prices (per gallon)(1)	$0.24 - $0.28	July 2016 - Dec. 2016
		Forward propane prices (per gallon)(1)	$0.52 - $0.57	July 2016 - Dec. 2016
		Forward isobutane prices (per gallon)(1)	$0.69 - $0.72	July 2016 - Dec. 2016
		Forward normal butane prices (per gallon)(1)	$0.63 - $0.69	July 2016 - Dec. 2016
		Forward natural gasoline prices (per gallon)(1)	$0.99 - $1.03	July 2016 - Dec. 2016

Embedded derivatives in commodity contracts	Assets	ERCOT Pricing (per MegaWatt Hour)	$26.47 - $57.95	July 2016 - Dec. 2016
	Liabilities	Forward propane prices (per gallon)(1)	$0.52 - $0.58	July 2016 - Dec. 2022
		Forward isobutane prices (per gallon)(1)	$0.67 - $0.73	July 2016 - Dec. 2022
		Forward normal butane prices (per gallon)(1)	$0.62 - $0.71	July 2016 - Dec. 2022
		Forward natural gasoline prices (per gallon)(1)	$0.99 - $1.10	July 2016 - Dec. 2022
		Forward natural gas prices (per mmbtu)(2)	$2.61 - $3.35	July 2016 - Dec. 2022
		Probability of renewal(3)	50.0%
		Probability of renewal for second 5-yr term(3)	75.0%

(1)	NGL prices used in the valuation are generally at the lower end of the range in the early years and increase over time.

(2)	Natural gas prices used in the valuations are generally at the lower end of the range in the early years and increase over time.

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

Fair Value Sensitivity Related to Unobservable Inputs

Commodity contracts (assets and liabilities) – For the Partnership’s commodity contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another.

Embedded derivatives in commodity contracts – The Partnership has two embedded derivatives in commodity contracts, as follows:

•
A single embedded derivative liability comprised of both the purchase of natural gas at prices impacted by the frac spread and the probability of contract renewal (the “Natural Gas Embedded Derivative”), as discussed further in Note 14. Increases (decreases) in the frac spread result in an increase (decrease) in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

•	An embedded derivative related to utilities costs discussed further in Note 14. Increases in the forward ERCOT prices result in an increase in the fair value of the embedded derivative asset.

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

Management is responsible for the valuation of the Natural Gas Embedded Derivative discussed in Note 14. Included in the valuation of the Natural Gas Embedded Derivative are assumptions about the forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. The Risk Department must develop forward price curves for NGLs and natural gas through the initial contract term (July 2016 through December 2022) for management’s use in determining the fair value of the Natural Gas Embedded Derivative. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves. Management also assesses the probability of the producer customer’s renewal of the contracts, which includes consideration of:

•
The estimated favorability of the contracts to the producer customer as compared to other options that would be available to them at the time and in the relative geographic area of their producing assets;

•	Extrapolated pricing curves, using a weighted average probability method that is based on historical frac spreads, which impact the calculation of favorability;

•	The producer customer’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts.

Changes in Level 3 Fair Value Measurements

The tables below include a rollforward of the balance sheet amounts for the three and six months ended June 30, 2016 (including the change in fair value) for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy, except for the changes in goodwill. See Note 4 for detail of the Ohio Condensate equity method impairment charge, which included a Level 3 valuation adjustment during the three and six months ended June 30, 2016. See Note 16 for a rollforward of goodwill, which included a Level 3 valuation adjustment during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(34)	$7	$(32)
Total loss (realized and unrealized) included in earnings(1)	(6)	(7)	(7)	(11)
Settlements	1	1	(5)	3
Netting adjustment (2)	1	—	1	—
Fair value at end of period	$(4)	$(40)	$(4)	$(40)
The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to assets still held at end of period	$(5)	$(8)	$(6)	$(11)

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Product sales in the accompanying Consolidated Statements of Income. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Costs of revenue and Purchased product costs.

(2)
Certain derivative positions are subject to master netting agreements; therefore, the Partnership has elected to offset derivative assets and liabilities where legally permissible. The Partnership may hold positions with certain counterparties, which for GAAP purposes are classified within different levels of the fair value hierarchy and may be legally permissible to offset. This adjustment represents the total impact of offsetting Level 2 positions with Level 3 positions as of June 30, 2016.

Fair Values – Reported

The Partnership’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, accounts payable, payables to related parties, and long-term debt. The Partnership’s fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The Partnership believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 14).

The SMR liability and $4.1 billion aggregate principal of the Partnership’s long-term debt were recorded at fair value in connection with the MarkWest Merger as of December 4, 2015, which established a new cost basis for each of those liabilities. The fair value of the long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and the Partnership’s unsecured borrowing rate. The long-term debt and SMR liability fair values are considered Level 3 measurements.

The following table summarizes the fair value and carrying value of the Partnership’s long-term debt, excluding capital leases, and SMR liability.

	June 30, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$4,748	$4,400	$5,212	$5,255
SMR liability	$105	$98	$99	$100

14. Derivative Financial Instruments

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

Volume of Commodity Derivative Activity

As of June 30, 2016, the Partnership had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (bbl)	Short	184,000
Natural Gas (MMBtu)	Long	1,088,484
NGLs (gal)	Short	64,810,176

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, the Partnership executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five-year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contract. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of June 30, 2016, the estimated fair value of this contract was a liability of $41 million.

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at a plant location in the Southwest operations through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2016 with the ability to fix the commodity contract for its remaining year. Changes in the fair value of the derivative component of this contract were recognized as Cost of revenues in the Consolidated Statements of Income. As of June 30, 2016, the estimated fair value of this contract was an asset of $1 million.

Financial Statement Impact of Derivative Contracts

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016. The impact of the Partnership’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	June 30, 2016		December 31, 2015
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / other current liabilities	$1	$(9)	$9	$(5)
Other noncurrent assets / deferred credits and other liabilities	—	(36)	—	(27)
Total	$1	$(45)	$9	$(32)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

Certain derivative positions are subject to master netting agreements, therefore the Partnership has elected to offset derivative assets and liabilities that are legally permissible to be offset. The net amounts in the table below equal the balances presented in the Consolidated Balance Sheets:

	June 30, 2016
	Assets			Liabilities
(In millions)	Gross Amount	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Gross Amount	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities in the Consolidated Balance Sheets
Current
Commodity contracts	$2	$(2)	$—	$(6)	$2	$(4)
Embedded derivatives in commodity contracts	1	—	1	(5)	—	(5)
Total current derivative instruments	3	(2)	1	(11)	2	(9)

Non-current
Commodity contracts	—	—	—	—	—	—
Embedded derivatives in commodity contracts	—	—	—	(36)	—	(36)
Total non-current derivative instruments	—	—	—	(36)	—	(36)

Total derivative instruments	$3	$(2)	$1	$(47)	$2	$(45)

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

The impact of the Partnership’s derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in the Consolidated Statements of Income is summarized below:

(In millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Product sales
Realized (loss) gain	$(1)	$6
Unrealized loss	(6)	(14)
Total revenue: derivative loss from product sales	(7)	(8)
Purchased product costs
Unrealized loss	(8)	(9)
Cost of Revenues
Unrealized gain	2	2
Total loss	$(13)	$(15)

15. Debt

The Partnership’s outstanding borrowings at June 30, 2016 and December 31, 2015 consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
MPLX LP:
Bank revolving credit facility due 2020	$—	$877
Term loan facility due 2019	250	250
5.500% senior notes due 2023	710	710
4.500% senior notes due 2023	989	989
4.875% senior notes due 2024	1,149	1,149
4.000% senior notes due 2025	500	500
4.875% senior notes due 2025	1,189	1,189
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023 - 2025	63	63
MPL - capital lease obligations due 2020	9	9
Total	4,859	5,736
Unamortized debt issuance costs	(8)	(8)
Unamortized discount(1)	(450)	(472)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$4,400	$5,255

(1)
Includes $442 million and $465 million discount as of June 30, 2016 and December 31, 2015, respectively, related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

Credit Agreements

During the six months ended June 30, 2016, the Partnership borrowed $434 million under the bank revolving credit facility, at an average interest rate of 1.899 percent, per annum, and repaid $1.3 billion under the bank revolving credit facility. At June 30, 2016, the Partnership had no outstanding borrowings and $8 million letters of credit outstanding under this facility, resulting in total availability of $1.99 billion, or 99.6 percent of the borrowing capacity.

The $250 million term loan facility was drawn in full on November 20, 2014. The borrowings under this facility during the six months ended June 30, 2016 were at an average interest rate of 1.931 percent.

16. Goodwill

The Partnership annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.

During the first quarter of 2016, the Partnership determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by the Partnership’s producer customers and iii) increases in cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for the three reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than the respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the three reporting units. Accordingly, the Partnership recorded an impairment charge of approximately $129 million in the first quarter of 2016. In the second quarter of 2016, the Partnership completed its purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized.

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

The changes in carrying amount of goodwill for 2016 were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2015	$116	$2,454	$2,570
Accumulated impairment losses	—	—	—
Balance as of December 31, 2015	116	2,454	2,570
Purchase price allocation adjustments(1)	—	(241)	(241)
Impairment losses	—	(130)	(130)
Balance as of June 30, 2016	$116	$2,083	$2,199

Gross goodwill as of June 30, 2016	$116	$2,213	$2,329
Accumulated impairment losses	—	(130)	(130)
Balance as of June 30, 2016	$116	$2,083	$2,199

(1)	See Note 3 for further discussion on purchase price allocation adjustments.

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$109	$2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	$(5)	$—

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Six Months Ended June 30,
(In millions)	2016	2015
(Decrease) increase in capital accruals	$(6)	$13

In connection with the acquisition of HSM described in Note 3, MPC agreed to waive first quarter 2016 distributions on the MPLX common units issued in connection with the transaction. MPC did not receive general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX common units with respect to the first quarter distributions. The value of these waived distributions was $15 million.

18. Equity-Based Compensation

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common limited partner units for the six months ended June 30, 2016:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2015	1,031,219	$35.49
Granted	445,555	29.31
Settled	(43,660)	51.21
Forfeited	(19,490)	31.36
Outstanding at June 30, 2016	1,413,624	33.11

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

The following is a summary of the equity-classified performance unit award activity for the six months ended June 30, 2016:

Number of Units
Outstanding at December 31, 2015	1,521,392
Granted	789,375
Settled	(458,011)
Forfeited	(53,507)
Outstanding at June 30, 2016	1,799,249

19. Commitments and Contingencies

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

At June 30, 2016 and December 31, 2015, accrued liabilities for remediation totaled $7 million and $1 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At June 30, 2016, there was less than $1 million in receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Initial Offering. There were $1 million in receivables from MPC for indemnification at December 31, 2015.

In July 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. MarkWest Liberty Midstream has provided information in response to subpoenas presented by the government and similar requests for information from the EPA, state and other agencies related to MarkWest's pipeline and compressor stations located in Pennsylvania. The Partnership is engaged in ongoing discussions with EPA and the U.S. Attorney’s office regarding alleged omissions associated with permits or related regulatory obligations for its launcher/receiver facilities in the region. MarkWest Liberty Midstream’s internal review has determined that its operations have been conducted consistent with industry practices and in a manner protective of its employees and the public. It is possible however, that in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.

The Partnership is involved in a number of other environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Litigation Relating to the MarkWest Merger – In July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purported to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, LLC (the “MarkWest GP Board”), MPLX LP, MPLX GP, MPC and Sapphire Holdco LLC, a wholly-owned subsidiary of MPLX LP, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX LP and (ii) MPC, MPLX LP, MPLX GP and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but the Court retained jurisdiction to adjudicate an application for a mootness fee by plaintiffs' counsel for an award of attorneys’ fees and reimbursement of expenses. On March 28, 2016, the plaintiffs filed an application for reimbursement of approximately $2 million of fees and expenses. On May 17, 2016, the plaintiffs withdrew the fee application and the case is now dismissed.

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

The Partnership is also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to the Partnership cannot be predicted with certainty, the Partnership believes the resolution of these other lawsuits and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Contractual Commitments and Contingencies – At June 30, 2016, the Partnership’s contractual commitments to acquire property, plant and equipment totaled $190 million. In addition, from time to time and in the ordinary course of business, the Partnership and its affiliates provide guarantees of the Partnership’s subsidiaries payment and performance obligations in the G&P segment. These commitments at June 30, 2016 were primarily related to plant expansion projects for the Marcellus and Southwest operations and the Cornerstone Pipeline project. Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2016, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2016 and Item 1A. Risk Factors of Part II below.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended June 30, 2016 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S segment operating income attributable to MPLX LP increased approximately $35 million for the three months ended June 30, 2016 compared to the same period of 2015 due to the inclusion of HSM results after our acquisition as of March 31, 2016.

•	G&P segment operating income attributable to MPLX LP increased approximately $271 million for the three months ended June 30, 2016 compared to the same period of 2015 due to the MarkWest Merger.

•
During the second quarter of 2016, we completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Preferred Units was used for capital expenditures and repayment of debt.

•
During the second quarter of 2016, forecasts for Ohio Condensate were reduced to align with updated forecasts for customer requirements. This resulted in a fixed assets impairment charge of $96 million within Ohio Condensate, of which MPLX recorded its proportionate share of $58 million in Loss from equity method investments for the three and six months ended June 30, 2016. Additionally, the Partnership recorded an impairment charge of $31 million in Loss from equity method investments for the three and six months ended June 30, 2016 to eliminate the basis differential related to our investment in Ohio Condensate that was established in connection with the MarkWest Merger. See Note 4 of the Notes to Consolidated Financial Statements for more information.

NON-GAAP FINANCIAL INFORMATION

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA and DCF. The amount of Adjusted EBITDA and DCF generated is considered by the Board of Directors of our general partner in approving the Partnership’s cash distribution.

We define Adjusted EBITDA as net income adjusted for (i) depreciation and amortization; (ii) benefit for income taxes; (iii)amortization of deferred financing costs; (iv) non-cash equity-based compensation; (v) net interest and other financial costs; (vi) income from equity investments; (vii) distributions from unconsolidated subsidiaries; (viii) impairment expense (ix) unrealized gain/loss on commodity hedges; and (x) acquisition costs. We also use DCF, which we define as Adjusted EBITDA plus (i) the current period cash received/deferred revenue for committed volume deficiencies less (ii) net interest and other financial costs; (iii) equity investment capital expenditures paid out; (iv) cash contributions to unconsolidated affiliates; (v) maintenance capital expenditures paid; (vi) volume deficiency credits recognized; and (vii) other non-cash items.

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

In evaluating our financial performance, management utilizes the segment performance measures, segment revenues and segment operating income, including total segment operating income. These financial measures are presented in Item 1. Financial Statements - Note 9 and are considered non-GAAP financial measures when presented outside of the Notes to Consolidated Financial Statements. The use of these measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. See Note 9 of the Notes to Consolidated Financial Statements for the reconciliations of these segment measures, including total segment operating income, to their respective most directly comparable GAAP measures.

COMPARABILITY OF OUR FINANCIAL RESULTS

Our acquisitions have impacted comparability of our financial results (see Note 3 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2016 and 2015, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for the acquisition of HSM.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Total revenues and other income	$564	$213	$351	$1,173	$414	$759
Costs and expenses:
Cost of revenues (excludes items below)	84	46	38	173	88	85
Purchased product costs	114	—	114	193	—	193
Rental cost of sales	14	—	14	28	—	28
Purchases - related parties	78	40	38	154	80	74
Depreciation and amortization	137	20	117	269	39	230
Impairment expense	1	—	1	130	—	130
General and administrative expenses	49	21	28	101	43	58
Other taxes	11	4	7	22	8	14
Total costs and expenses	488	131	357	1,070	258	812
Income from operations	76	82	(6)	103	156	(53)
Related party interest and other financial costs	—	—	—	1	—	1
Interest expense, net of amounts capitalized	52	6	46	107	11	96
Other financial costs	12	—	12	24	1	23
Income (loss) before income taxes	12	76	(64)	(29)	144	(173)
Benefit for income taxes	(8)	—	(8)	(12)	—	(12)
Net income (loss)	20	76	(56)	(17)	144	(161)
Less: Net income attributable to noncontrolling interests	1	1	—	1	1	—
Less: Net income attributable to Predecessor	—	24	(24)	23	46	(23)
Net income (loss) attributable to MPLX LP	$19	$51	$(32)	$(41)	$97	$(138)

Adjusted EBITDA attributable to MPLX LP (1)	$351	$70	$281	$653	$134	$519
DCF(1)	$285	$62	$223	$521	$118	$403
DCF attributable to GP and LP unitholders(1)	$276	$62	$214	$512	$118	$394

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net Income (Loss):
Net income (loss)	$20	$76	$(56)	$(17)	$144	$(161)
Plus: Depreciation and amortization	137	20	117	269	39	230
Benefit for income taxes	(8)	—	(8)	(12)	—	(12)
Amortization of deferred financing costs	12	—	12	23	—	23
Non-cash equity-based compensation	4	—	4	6	1	5
Impairment expense	1	—	1	130	—	130
Net interest and other financial costs	52	6	46	109	12	97
Loss from equity investments	83	—	83	78	—	78
Distributions from unconsolidated subsidiaries	40	—	40	78	—	78
Unrealized loss on commodity hedges	12	—	12	21	—	21
Acquisition costs	(2)	—	(2)	(1)	—	(1)
Adjusted EBITDA	351	102	249	684	196	488
Less: Adjusted EBITDA attributable to noncontrolling interests	—	1	(1)	1	1	—
Adjusted EBITDA attributable to Predecessor	—	31	(31)	30	61	(31)
Adjusted EBITDA attributable to MPLX LP	351	70	281	653	134	519
Plus: Current period cash received/deferred revenue for committed volume deficiencies	11	10	1	21	22	(1)
Less: Net interest and other financial costs	52	6	46	109	12	97
Equity investment capital expenditures paid	(10)	—	(10)	(38)	—	(38)
Investment in unconsolidated affiliates	10	—	10	39	—	39
Maintenance capital expenditures paid	16	4	12	28	8	20
Volume deficiency credits recognized	9	9	—	16	19	(3)
Adjustments attributable to Predecessor	—	(1)	1	(1)	(1)	—
DCF	285	62	223	521	118	403
Less: Preferred unit distributions	9	—	9	9	—	9
DCF attributable to GP and LP unitholders	$276	$62	$214	$512	$118	$394

	Six Months Ended June 30,
(In millions)	2016	2015	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$593	$173	$420
Less: Changes in working capital items	26	(9)	35
All other, net	21	(1)	22
Plus: Non-cash equity-based compensation	6	1	5
Net interest and other financial costs	109	12	97
Current portion income taxes	1	—	1
Asset retirement expenditures	2	—	2
Unrealized loss on commodity hedges	21	—	21
Acquisition costs	(1)	—	(1)
Adjusted EBITDA	684	196	488
Less: Adjusted EBITDA attributable to noncontrolling interests	1	1	—
Adjusted EBITDA attributable to Predecessor	30	61	(31)
Adjusted EBITDA attributable to MPLX LP	653	134	519
Plus: Current period cash received/deferred revenue for committed volume deficiencies	21	22	(1)
Less: Net interest and other financial costs	109	12	97
Equity investment capital expenditures paid	(38)	—	(38)
Investment in unconsolidated affiliates	39	—	39
Maintenance capital expenditures paid	28	8	20
Volume deficiency credits recognized	16	19	(3)
Adjustments attributable to Predecessor	(1)	(1)	—
DCF	521	118	403
Less: Preferred unit distributions	9	—	9
DCF attributable to GP and LP unitholders	$512	$118	$394

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Total revenues and other income increased $351 million in the second quarter of 2016 compared to the same period of 2015. This variance was primarily related to $353 million due to the MarkWest Merger offset by a decline in product and crude oil volumes shipped. The three months ended June 30, 2016 also includes an impairment expense of $89 million related to Ohio Condensate. See Note 4 of the Notes to Consolidated Financial Statements for more information.

Cost of revenues increased $38 million in the second quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger, offset by a reduction in contract services.

Purchased product costs increased $114 million in the second quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Rental cost of sales increased $14 million in the second quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Purchases-related parties increased $38 million in the second quarter of 2016 compared to the same period of 2015. The increase was primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC due to the MarkWest Merger, partially offset by increased capitalization of employee costs associated with capital projects.

Depreciation and amortization expense increased $117 million in the second quarter of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

General and administrative expenses increased $28 million in the second quarter of 2016 compared to the same period of 2015. The increases were primarily due to the MarkWest Merger.

Interest expense and other financial costs increased $58 million in the second quarter of 2016 compared to the same period of 2015. The increases are primarily due to the senior notes assumed as part of the MarkWest Merger.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Total revenues and other income increased $759 million in the first six months of 2016 compared to the same period of 2015. This variance was primarily related to $751 million due to the MarkWest Merger and an increase due to higher average tariffs received on the volumes of crude oil and products shipped. The six months ended June 30, 2016 also includes an impairment expense of $89 million related to Ohio Condensate. See Note 4 of the Notes to Consolidated Financial Statements for more information.

Cost of revenues increased $85 million in the first six months of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger, offset by a reduction in contract services.

Purchased product costs increased $193 million in the first six months of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Rental cost of sales increased $28 million in the first six months of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Purchases-related parties increased $74 million in the first six months of 2016 compared to the same period of 2015. The increases were primarily due to higher compensation expenses provided under the omnibus and employee services agreements with MPC due to the MarkWest Merger, partially offset by increased capitalization of employee costs associated with capital projects.

Depreciation and amortization expense increased $230 million in the first six months of 2016 compared to the same period of 2015. This variance was primarily due to the MarkWest Merger.

Impairment expense increased $130 million in the first six months of 2016 compared to the same period of 2015. This variance was due to a non-cash impairment to goodwill in two reporting units in the G&P segment. See Note 16 of the Notes to Consolidated Financial Statements for more information.

General and administrative expenses increased $58 million in the first six months of 2016 compared to the same period of 2015. The increases were primarily due to the MarkWest Merger with additional increases related to services provided under the omnibus and employee services agreements with MPC.

Interest expense and other financial costs increased $120 million in the first six months of 2016 compared to the same period of 2015. The increases are primarily due to the senior notes assumed as part of the MarkWest Merger.

SEGMENT RESULTS

We classify our business in the following reportable segments: L&S and G&P. Segment operating income represents income from operations attributable to the reportable segments. We have investments in entities that we operate that are accounted for using equity method investment accounting standards. However, we view financial information as if those investments were consolidated. Corporate general and administrative expenses, unrealized derivative gains (losses), property, plant and equipment impairment, goodwill impairment and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments.

The tables below present information about segment operating income for the reported segments.

L&S Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Revenues and other income:
Segment revenue	$193	$193	$—	$385	$376	$9
Segment other income	18	20	(2)	37	38	(1)
Total segment revenues and other income	211	213	(2)	422	414	8
Costs and expenses:
Segment cost of revenues	88	90	(2)	177	176	1
Segment operating income before portion attributable to noncontrolling interest and Predecessor	123	123	—	245	238	7
Segment portion attributable to noncontrolling interest and Predecessor	—	35	(35)	34	68	(34)
Segment operating income attributable to MPLX LP	$123	$88	$35	$211	$170	$41

Three months ended June 30, 2016 compared to three months ended June 30, 2015

In the second quarter of 2016 compared to the same period of 2015, segment revenue remained stable due to a $7 million increase in higher average tariffs received on the volumes of crude oil and products shipped offset by a $6 million decrease related to a 94 mbpd decline in product and crude oil volumes shipped.

In the second quarter of 2016 compared to the same period of 2015, segment cost of revenues decreased primarily due to $6 million in fees previously paid by HSM that are now being paid directly by MPC, offset by a $2 million increase in fees related to the timing of projects, a $1 million increase in fuel expense and a $1 million increase in general expense.

In the second quarter of 2016 compared to the same period of 2015, the segment portion attributable to noncontrolling interest and Predecessor decreased due to the acquisition of HSM as of March 31, 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

In the first six months of 2016 compared to the same period of 2015, segment revenue increased due to a $12 million increase in higher average tariffs received on the volumes of crude oil and products shipped and a $3 million increase in storage service income, offset by a $2 million decrease related to a 26 mbpd decline in product and crude oil volumes shipped and a $6 million decrease in revenue related to volume deficiency credits recognized.

In the first six months of 2016 compared to the same period of 2015, segment cost of revenues increased primarily due to a decrease in fees previously paid by HSM that are now being paid directly by MPC, partially offset by an increase in fees related to the timing of projects.

In the first six months of 2016 compared to the same period of 2015, the segment portion attributable to noncontrolling interest and Predecessor decreased due to the acquisition of HSM as of March 31, 2016.

During both the second quarter and the first six months of 2016, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first six months, MPC was obligated to make a $22 million deficiency payment, of which $13 million was paid in the second quarter of 2016. We record deficiency payments as Deferred revenue-related parties on our Consolidated Balance Sheets. In the second quarter and the first six months of 2016, we recognized revenue of $8 million and $15 million, respectively, related to volume deficiency credits. At June 30, 2016, the cumulative balance of deferred revenue-related parties on our consolidated balance sheet related to volume deficiencies was $43 million. The following table presents the future expiration dates of the associated deferred revenue credits as of June 30, 2016:

(In millions)
September 30, 2016	$7
December 31, 2016	10
March 31, 2017	10
June 30, 2017	10
September 30, 2017	1
December 31, 2017	1
March 31, 2018	2
June 30, 2018	2
Total	$43

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

G&P Segment

Our assets include approximately 5,500 MMcf/d of gathering capacity, 7,500 MMcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity. We also own more than 5,000 miles of gas gathering and NGL pipelines and have ownership interests in 54 gas processing plants, 13 NGL fractionation facilities and two condensate stabilization facilities.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Revenues and other income:
Segment revenue	$530	$—	$530	$1,028	$—	$1,028
Segment other income	—	—	—	—	—	—
Total segment revenues and other income	530	—	530	1,028	—	1,028
Costs and expenses:
Segment cost of revenues	223	—	223	423	—	423
Segment operating income before portion attributable to noncontrolling interest	307	—	307	605	—	605
Segment portion attributable to noncontrolling interest	36	—	36	77	—	77
Segment operating income attributable to MPLX LP	$271	$—	$271	$528	$—	$528

The G&P segment increased overall due to the MarkWest Merger. There was no G&P segment prior to the MarkWest Merger. See Supplemental MD&A - G&P Pro Forma for more information.

The following tables provide reconciliations of segment operating income to our consolidated income from operations, segment revenue to our consolidated total revenues and other income, and segment portion attributable to noncontrolling interest to our consolidated net income attributable to noncontrolling interests for the three and six months ended June 30, 2016 and 2015. Adjustments related to unconsolidated affiliates relate to our Partnership operated non-wholly-owned entities that we consolidate for segment purposes.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Reconciliation to Income from operations:
L&S segment operating income attributable to MPLX LP	$123	$88	$35	$211	$170	$41
G&P segment operating income attributable to MPLX LP	271	—	271	528	—	528
Segment operating income attributable to MPLX LP	394	88	306	739	170	569
Segment portion attributable to unconsolidated affiliates	(83)	—	(83)	(166)	—	(166)
Segment portion attributable to noncontrolling interest and Predecessor	36	35	1	111	68	43
Loss from equity method investments	(83)	—	(83)	(78)	—	(78)
Other income - related parties	11	—	11	18	—	18
Unrealized derivative losses	(12)	—	(12)	(21)	—	(21)
Depreciation and amortization	(137)	(20)	(117)	(269)	(39)	(230)
Impairment expense	(1)	—	(1)	(130)	—	(130)
General and administrative expenses	(49)	(21)	(28)	(101)	(43)	(58)
Income from operations	$76	$82	$(6)	$103	$156	$(53)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$741	$213	$528	$1,450	$414	$1,036
Revenue adjustment from unconsolidated affiliates	(99)	—	(99)	(203)	—	(203)
Loss from equity method investments	(83)	—	(83)	(78)	—	(78)
Other income - related parties	11	—	11	18	—	18
Unrealized derivative loss	(6)	—	(6)	(14)	—	(14)
Total revenues and other income	$564	$213	$351	$1,173	$414	$759

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Reconciliation to Net income attributable to noncontrolling interests and Predecessor
Segment portion attributable to noncontrolling interest and Predecessor	$36	$35	$1	$111	$68	$43
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(56)	(10)	(46)	(85)	(21)	(64)
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	21	—	21	(2)	—	(2)
Net income attributable to noncontrolling interests and Predecessor	$1	$25	$(24)	$24	$47	$(23)

Loss from equity method investments relates to our portion of income from our unconsolidated joint ventures of which Partnership operated joint ventures are consolidated for segment purposes. The three and six months ended June 30, 2016 includes an impairment expense of $89 million related to Ohio Condensate. See Note 4 of the Notes to Consolidated Financial Statements for more information.

Other income-related parties consists of operational service fee revenues from our operated unconsolidated affiliates.

Unrealized loss from the change in fair value of our Product sales derivative instruments for the three and six months ended June 30, 2016 was $6 million and $14 million, respectively. Unrealized loss from the change in fair value of our Purchased product costs derivative instruments for the three and six months ended June 30, 2016 was $8 million and $9 million, respectively. Unrealized gain from the change in fair value of our Cost of revenues derivative instruments was $2 million for the three and six months ended June 30, 2016. Unrealized derivative activity is not allocated to segments.

OUR G&P CONTRACTS WITH THIRD PARTIES

We generate the majority of our revenues in the G&P segment from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, exchange, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following types of arrangements: fee-based, percent-of-proceeds, percent-of-index and keep-whole. See Item 1. Business-Our G&P Contracts With Third Parties in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, for further discussion of each of these types of arrangements.

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

For the three months ended June 30, 2016, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Keep-Whole(2)
L&S	100%	—%	—%
G&P(3)	90%	9%	1%
Total	93%	6%	1%

For the six months ended June 30, 2016, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Keep-Whole(2)
L&S	100%	—%	—%
G&P(3)	92%	7%	1%
Total	94%	5%	1%

(1)	Includes condensate sales and other types of arrangements tied to NGL prices.

(2)	Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(3)	Includes unconsolidated affiliates (See Note 4 of the Notes to Consolidated Financial Statements).

The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Reconciliation of net operating margin to income from operations:
Segment revenue	$723	$193	$1,413	$376
Less: Segment purchased product costs	108	—	186	—
Realized derivative (loss) gain related to revenues and purchased product costs	(1)	—	6	—
Net operating margin	616	193	1,221	376
Revenue adjustment from unconsolidated affiliates(1)	(99)	—	(203)	—
Realized derivative (loss) gain related to revenues and purchased product costs	(1)	—	6	—
Unrealized derivative losses	(12)	—	(21)	—
Loss from equity method investments	(83)	—	(78)	—
Other income	1	2	3	3
Other income - related parties	28	18	52	35
Cost of revenues (excludes items below)	(84)	(46)	(173)	(88)
Rental cost of sales	(14)	—	(28)	—
Purchases - related parties	(78)	(40)	(154)	(80)
Depreciation and amortization	(137)	(20)	(269)	(39)
Impairment expense	(1)	—	(130)	—
General and administrative expenses	(49)	(21)	(101)	(43)
Other taxes	(11)	(4)	(22)	(8)
Income from operations	$76	$82	$103	$156

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

OPERATING DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
L&S
Pipeline throughput (mbpd):
Crude oil pipelines	1,066	1,123	1,045	1,068
Product pipelines	904	941	910	913
Total pipelines	1,970	2,064	1,955	1,981

Average tariff rates ($ per barrel)(1):
Crude oil pipelines	$0.69	$0.66	$0.69	$0.67
Product pipelines	0.68	0.64	0.67	0.63
Total pipelines	0.68	0.65	0.68	0.65

Marine Assets (number in operation)(2)
Barges	205	202	205	202
Towboats	18	18	18	18

G&P(3)
Gathering Throughput (mmcf/d)
Marcellus operations	918		910
Utica operations(4)	902		946
Southwest operations(5)	1,468		1,460
Total gathering throughput	3,288		3,316

Natural Gas Processed (mmcf/d)
Marcellus operations	3,072		3,112
Utica operations(4)	1,034		1,077
Southwest operations	1,175		1,142
Southern Appalachian operations	248		251
Total natural gas processed	5,529		5,582

C2 + NGLs Fractionated (mbpd)
Marcellus operations(6)	252		244
Utica operations(4)(6)	40		44
Southwest operations	14		16
Southern Appalachian operations(7)	16		17
Total C2 + NGLs fractionated(8)	322		321

Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.24		$2.12
C2 + NGL Pricing ($ per gallon)(9)	$0.47		$0.42

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	See Supplemental MD&A - G&P Pro Forma comparable prior year pro-forma information.

(4)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(5)	Includes approximately 291 mmcf/d and 294 mmcf/d related to unconsolidated equity method investments, Wirth and

MarkWest Pioneer, for the three and six months ended June 30, 2016, respectively.

(6)
Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex.

(7)	Includes NGLs fractionated for the Marcellus and Utica operations.

(8)	Purity ethane makes up approximately 124 mbpd and 119 mbpd of total fractionated products for the three and six months ended June 30, 2016, respectively.

(9)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

SUPPLEMENTAL MD&A - G&P PRO FORMA

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

The tables below present financial information, as evaluated by management, for the reported segments for the three and six months ended June 30, 2016 and 2015. The 2016 amounts are actual results. This is a supplemental disclosure showing G&P segment results as if it were acquired as of January 1, 2014 and it incorporates pro forma adjustments necessary, to reflect a January 1, 2014 acquisition date (see reconciliations below). The pro forma information was prepared in a manner consistent with Article 11 of Regulation S-X and FASB ASC Topic 805 (see Note 3 of the Notes to Consolidated Financial Statements). We believe this data will provide a more meaningful discussion of trends for the G&P segment as it helps convey the impact of commodity pricing and volume changes to the business. Future results may vary significantly from the results reflected below because of various factors. In addition, all Partnership operated, non-wholly-owned subsidiaries are treated as if they are consolidated for segment reporting purposes (for more information on how management has determined our segments see Note 9 of the Notes to Consolidated Financial Statements).

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Revenues and other income:
Segment revenue and other income	$530	$492	$38	$1,028	$989	$39
Total segment revenues and other income	530	492	38	1,028	989	39
Costs and expenses:
Segment cost of revenues	223	223	—	423	453	(30)
Segment operating income before portion attributable to noncontrolling interest	307	269	38	605	536	69
Segment portion attributable to noncontrolling interest	36	26	10	77	48	29
Segment operating income attributable to MPLX LP	$271	$243	$28	$528	$488	$40

Three months ended June 30, 2016 compared to three months ended June 30, 2015

In the second quarter of 2016 compared to the same period of 2015, segment revenue increased slightly due to an increase in volumes. Total gathering throughput, total natural gas processed and total C2+ NGLs fractionated volumes increased by 14 percent, 11 percent and 24 percent, respectively. These volume increases mainly related to our expansions in Marcellus and Utica operations. This increase was offset by a 18 percent decrease in natural gas prices and a 2 percent decrease in NGL prices over the same period in 2015.

The change in the segment portion of operating income attributable to noncontrolling interests increased for the second quarter of 2016 compared to the same period of 2015 due to ongoing growth in our entities that are not wholly-owned.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

In the first six months of 2016 compared to the same period of 2015, segment revenue increased slightly due to an increase in volumes. Total gathering throughput, total natural gas processed and total C2+ NGLs fractionated volumes increased by 18 percent, 12 percent and 27 percent, respectively. These volume increases mainly related to our expansions in Marcellus and Utica operations. This increase was offset by a 23 percent decrease in natural gas prices and a 14 percent decrease in NGL prices over the same period in 2015.

In the first six months of 2016 compared to the same period of 2015, segment cost of revenues decreased mainly due to decreases in natural gas purchased prices and NGL prices. Segment cost of revenues as a percentage of segment revenues and other income decreased 4 percent for the six months ended June 30, 2016 compared to the same period in 2015. This decrease was primarily due to an increase in fee revenue as a percent of total revenue by 3 percent. The decreases were partially offset by increased expenses related to the expansion of Utica and Marcellus operations.

The increase in the segment portion of operating income attributable to noncontrolling interests for the first six months of 2016 compared to the same period of 2015 is due to ongoing growth in our entities that are not wholly-owned.

Reconciliation of Segment Operating Income to Consolidated Income Before Benefit for Income Tax

The following tables provide reconciliations of G&P segment revenues and other income to total revenues and other income and G&P’s segment operating income attributable to MPLX LP to net income attributable to MPLX LP, for the three and six months ended June 30, 2016 and 2015, respectively. The ensuing items listed below the Other income-related parties lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Pro forma reconciliation to total revenues and other income:
Total G&P segment revenues and other income	$530	$492	$38	$1,028	$989	$39
Revenue adjustment from unconsolidated affiliates	(99)	(31)	(68)	(203)	(59)	(144)
Loss from equity method investments	(83)	1	(84)	(78)	(2)	(76)
G&P Other income (loss) - related parties	11	(2)	13	18	(1)	19
Unrealized derivative losses related to revenue	(6)	(5)	(1)	(14)	(9)	(5)
Total pro forma G&P revenues and other income	353	455	(102)	751	918	(167)
Total pro forma L&S revenues and other income	211	213	(2)	422	414	8
Total pro forma revenues and other income	$564	$668	$(104)	$1,173	$1,332	$(159)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Pro Forma reconciliation to pro forma net income attributable to MPLX LP:
Segment operating income attributable to G&P	$271	$243	$28	$528	$488	$40
Segment operating income attributable to L&S	123	88	35	211	170	41
Segment portion attributable to unconsolidated affiliates	(83)	(4)	(79)	(166)	(6)	(160)
Segment portion attributable to noncontrolling interest and Predecessor	36	47	(11)	111	90	21
(Loss) income from equity method investments	(83)	1	(84)	(78)	(2)	(76)
Other income (loss) - related parties	11	(2)	13	18	—	18
Unrealized derivative losses	(12)	(7)	(5)	(21)	(16)	(5)
Depreciation and amortization	(137)	(140)	3	(269)	(279)	10
Impairment expense	(1)	—	(1)	(130)	(26)	(104)
General and administrative expenses	(49)	(53)	4	(101)	(110)	9
Pro forma income from operations	76	173	(97)	103	309	$(206)
Related party interest and other financial costs	—	—	—	1	—	1
Debt retirement expense	—	118	(118)	—	118	(118)
Net interest and other financial costs	64	65	(1)	131	126	5
Pro forma income (loss) before income taxes	12	(10)	22	(29)	65	(94)
Benefit for income taxes	(8)	(11)	3	(12)	(14)	2
Pro forma net income (loss)	20	1	19	(17)	79	(96)
Less: Net income attributable to noncontrolling interests	1	12	(11)	24	26	(2)
Pro forma net income (loss) attributable to MPLX LP	$19	$(11)	$30	$(41)	$53	$(94)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Pro Forma Operating Statistics
Gathering Throughput (mmcf/d)
Marcellus operations	918	857	7%	910	836	9%
Utica operations(1)	902	583	55%	946	543	74%
Southwest operations(2)	1,468	1,445	2%	1,460	1,421	3%
Total gathering throughput	3,288	2,885	14%	3,316	2,800	18%

Natural Gas Processed (mmcf/d)
Marcellus operations	3,072	2,894	6%	3,112	2,870	8%
Utica operations(1)	1,034	762	36%	1,077	759	42%
Southwest operations	1,175	1,064	10%	1,142	1,065	7%
Southern Appalachian operations	248	278	(11)%	251	272	(8)%
Total natural gas processed	5,529	4,998	11%	5,582	4,966	12%

C2 + NGLs Fractionated (mbpd)
Marcellus operations(3)	252	193	31%	244	187	30%
Utica operations(1)(3)	40	34	18%	44	34	29%
Southwest operations	14	17	(18)%	16	17	(6)%
Southern Appalachian operations(4)	16	15	7%	17	15	13%
Total C2 + NGLs fractionated(5)	322	259	24%	321	253	27%

Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.24	$2.74	(18)%	$2.12	$2.77	(23)%
C2 + NGL Pricing ($ per gallon)(6)	$0.47	$0.48	(2)%	$0.42	$0.49	(14)%

(1)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(2)
Includes approximately 291 mmcf/d and 239 mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest Pioneer, for the three months ended June 30, 2016 and June 30, 2015, respectively. Includes approximately 294 mmcf/d and 226 mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest Pioneer, for the six months ended June 30, 2016 and June 30, 2015, respectively.

(3)
Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex.

(4)	Includes NGLs fractionated for the Marcellus and Utica operations.

(5)
Purity ethane makes up approximately 124 mbpd and 76 mbpd of total fractionated products for the three months ended June 30, 2016 and June 30, 2015, respectively, and approximately 119 mbpd and 72 mbpd of total fractionated products for the six months ended June 30, 2016 and June 30, 2015, respectively.

(6)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $35 million at June 30, 2016 compared to $43 million at December 31, 2015. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$593	$173
Investing activities	(526)	(109)
Financing activities	(75)	39
Total	$(8)	$103

Net cash provided by operating activities increased $420 million in the first six months of 2016 compared to the first six months of 2015, the majority of which is related to the MarkWest Merger.

Net cash used in investing activities increased $417 million in the first six months of 2016 compared to the first six months of 2015, primarily due to a $499 million use of cash for additions to property, plant and equipment related to various capital projects, mainly due to the acquisition of MarkWest, and a $39 million use of cash for investments in unconsolidated affiliates, partially offset by a $115 million source of cash from investment loans between HSM and related parties.

Financing activities were a $75 million use of cash in the first six months of 2016 compared to a $39 million source of cash in the first six months of 2015. The use of cash in the first six months of 2016 was primarily due to $877 million in net repayments on the bank revolving credit facility, $8 million of net repayments from the related party debt borrowings, distributions of $391 million and $104 million in distributions to MPC from Predecessor, partially offset by $321 million of net proceeds from sales of common units under the ATM Program and $984 million of net proceeds from the issuance of the Preferred Units. The source of cash in the first six months of 2015 was primarily due to $495 million of net proceeds from the issuance of the senior notes due 2025 and borrowings of $30 million under the bank revolving credit facility, partially offset by $415 million in long-term debt repayments primarily on the bank revolving credit facility and distributions of $70 million.

Debt and Liquidity Overview

Our outstanding borrowings at June 30, 2016 and December 31, 2015 consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
MPLX LP:
Bank revolving credit facility due 2020	$—	$877
Term loan facility due 2019	250	250
5.500% senior notes due 2023	710	710
4.500% senior notes due 2023	989	989
4.875% senior notes due 2024	1,149	1,149
4.000% senior notes due 2025	500	500
4.875% senior notes due 2025	1,189	1,189
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500%, due 2023 - 2025	63	63
MPL - capital lease obligations due 2020	9	9
Total	4,859	5,736
Unamortized debt issuance costs	(8)	(8)
Unamortized discount(1)	(450)	(472)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$4,400	$5,255

(1)
Includes $442 million and $465 million discount as of June 30, 2016 and December 31, 2015, respectively, related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

The decrease in debt as of June 30, 2016 compared to year-end 2015 was primarily related to the repayment of the bank revolving credit facility using proceeds from the issuance of the Preferred Units.

Our bank revolving credit facility and term loan facility (“MPLX Credit Agreement”) include certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of June 30, 2016, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.6 to 1.0, as well as other covenants contained in the MPLX Credit Agreement.

Our intention is to maintain an investment grade credit profile. As of June 30, 2016, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Our liquidity totaled $2.5 billion at June 30, 2016 consisting of:

	June 30, 2016
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility(1)	$2,000	$(8)	$1,992
MPC Investment - loan agreement	500	—	500
Total	$2,500	$(8)	$2,492
Cash and cash equivalents(2)			33
Total liquidity			$2,525

(1)	Outstanding borrowings include $8 million in letters of credit outstanding under this facility.

(2)	Approximately $2 million of cash and cash equivalents related to our consolidated joint venture and is not available for general use.

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

Equity and Preferred Unit Overview

The table below summarizes the changes in the number of units outstanding through June 30, 2016:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2015	296,687,176	7,981,756	6,800,475	311,469,407
Unit-based compensation awards	37,251	—	761	38,012
Issuance of units under the ATM Program	12,025,000	—	245,406	12,270,406
Contribution of HSM	22,534,002	—	459,878	22,993,880
Balance at June 30, 2016	331,283,429	7,981,756	7,506,520	346,771,705

For more details on equity activity, see Notes 7 and 8 of the Notes to Consolidated Financial Statements.

On May 13, 2016, the Partnership completed the private placement of approximately 30.8 million Preferred Units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Preferred Units will be used for capital expenditures, repayment of debt and general partnership purposes. With the completion of its $1.3 billion of financing earlier this year, the Partnership has provided for its forecast funding needs through the remainder of 2016 and into 2017.

On July 1, 2016, 3,990,878 Class B units automatically converted into 1.09 MPLX LP common units and the right to receive $6.20 per unit in cash. They are also eligible to receive the second quarter distribution. MPC funded this cash payment, which reduced our liability payable to Class B unitholders by approximately $25 million on July 1, 2016. As a result of the Class B units conversion on July 1, 2016, MPLX GP contributed less than $1 million in exchange for 7,330 general partner units to maintain its two percent general partner interest.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $89 million per quarter, or $356 million per year, based on the number of common and general partner units outstanding at June 30, 2016. On July 22, 2016, we announced the board of directors of our general partner had declared a distribution of $0.5100 per unit that will be paid on August 12, 2016 to unitholders of record on August 2, 2016. This represents an increase of 0.0050 per unit, or one percent, above the first quarter 2016 distribution of $0.5050 per unit and an increase of 16 percent over the second quarter 2015 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2016 and 2015. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Distribution declared:
Limited partner units - public	$131	$10	$258	$20
Limited partner units - MPC	41	25	70	48
General partner units - MPC	4	1	8	2
Incentive distribution rights - MPC	46	6	86	9
Total GP & LP distribution declared	222	42	422	79
Redeemable preferred units	9	—	9	—
Total distribution declared	$231	$42	$431	$79

Cash distributions declared per limited partner common unit	$0.5100	$0.4400	$1.0150	$0.8500

Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those implied in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; negative capital market conditions, including a persistence or increase of the current yield on common units, which is higher than historical yields; the timing and extent of changes in commodity prices and demand for natural gas, NGLs, crude oil, feedstocks or refined petroleum products; volatility in and/or degradation of market and industry conditions; completion of midstream capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution objectives; state and federal environmental, economic, health and safety, energy and other policies and regulations; changes to our capital budget; financial stability of our producer customers and MPC; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity to increase volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include the acquisition of equipment or the construction costs associated with new well connections, and the development or acquisition of additional pipeline, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for us.

Our capital expenditures are shown in the table below:

	Six months ended June 30,
(In millions)	2016	2015
Capital expenditures:
Maintenance	$31	$8
Expansion	533	75
Total capital expenditures	564	83
Less: (Decrease) increase in capital accruals	(7)	13
Asset retirement expenditures	2	—
Additions to property, plant and equipment	569	70
Capital expenditures of unconsolidated subsidiaries(1)	60	—
Total gross capital expenditures	629	70
Less: Joint venture partner contributions(2)	29	—
Total gross capital expenditures, net	$600	$70

(1)	Includes amounts related to unconsolidated, Partnership operated subsidiaries.

(2)	This represents estimated joint venture partners’ share of growth capital.

Our growth capital plan for 2016 was narrowed to a range of $900 million to $1.2 billion. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of June 30, 2016, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2016, our bank revolving credit facility committed payments decreased $953 million due to the repayment of the bank revolving credit facility and contracts to acquire property, plant and equipment increased $46 million largely due to the spending associated with various projects. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Forward-looking Statements

Our opinions concerning liquidity and capital resources, including our ability to avail ourselves in the future of the financing options, mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for natural gas, NGLs, crude oil and refined petroleum products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, material and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project overruns, disruptions or interruptions of our operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

TRANSACTIONS WITH RELATED PARTIES

At June 30, 2016, MPC held a two percent general partner interest and a 22.9 percent limited partner interest in MPLX LP.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 34 percent and 92 percent of our total revenues and other income for the second quarter of 2016 and 2015, respectively. MPC accounted for 33 percent and 91 percent of our total revenues and other income for the first six months of 2016 and 2015, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 21 percent and 45 percent for the second quarter of 2016 and 2015, respectively, and 20 percent and 45 percent for the first six months of 2016 and 2015, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

We believe that transactions with related parties have been conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, and Note 5 of the Notes to Consolidated Financial Statements in this report.

OPERATIONAL CONSIDERATIONS

On June 22, 2016, we determined that a slip had occurred on a section of right of way involving our ethane and NGL pipelines near our Sherwood Processing Facility in Doddridge County, West Virginia. During the second quarter of 2016, we incurred approximately $1 million in operating expenses, and we estimate that we will incur an additional $1 million to resolve this issue.

On June 24, 2016, our Cobb Processing Facility in Kanawha County, West Virginia experienced flooding due to heavy rains. As of June 30, 2016, we have yet to incur any expense to repair the facility; however, total spend is expected to be approximately $1 million.

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

In February 2016, we identified a release of heat transfer oil at our Mobley gas processing facility in Wetzel County, West Virginia. During the six months ended June 30, 2016, we incurred approximately $6 million in remediation expenses and we estimate that there will be no material incremental charges. There were no expenses incurred during the three months ended June 30, 2016. This incident has been submitted to our insurance carriers.

On April 17, 2016, a release of diesel fuel was discovered near Crawleyville, Indiana from our pipeline that transports products from Robinson, Illinois to Mount Vernon, Indiana. The estimated volume of the release is 1,150 barrels. During the second quarter of 2016, we incurred approximately $2 million in remediation expenses, and we do not anticipate that there will be any material incremental costs incurred in connection with this matter. We have submitted this incident to our insurers.

As of June 30, 2016, there have been no significant changes (except the incident discussed above) to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2016, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, except as noted below. Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. In the second quarter of 2016, MPLX also considered whether there was any indication of impairment of equity method investments recorded in connection with the MarkWest Merger and determined that there were none, other than the impairment recorded related to our investment in Ohio Condensate Company.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Long-Lived Assets
Management evaluates our long-lived assets, including intangibles, for impairment when certain events have taken place that indicate that the carrying value may not be recoverable from the expected undiscounted future cash flows. Qualitative and quantitative information is reviewed in order to determine if a triggering event has occurred or if an impairment indicator exists. If we determine that a triggering event has occurred we would complete a full impairment analysis. If we determine that the carrying value of an asset grouping is not recoverable, a loss is recorded for the difference between the fair value and the carrying value. We evaluate our property, plant and equipment and intangibles on at least a segment level and at lower levels where cash flows for specific assets can be identified, which generally is the plant level for our G&P segment, the pipeline system level for our L&S segment, and the customer relationship for our customer contract intangibles.

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

Management performed a quantitative analysis during the first quarter of 2016, and determined the fair value of our reporting units in both the G&P and L&S segments using the income and market approaches for our first quarter 2016 impairment analysis. Management performed a qualitative analysis during the second quarter of 2016 and concluded that there were no indicators that would cause us to proceed to a quantitative analysis for the second quarter. These types of analyses require us to make assumptions and estimates regarding industry and economic factors such as relevant commodity prices, contract renewals, and production volumes. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

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

The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which range from 10.5 percent to 11.5 percent. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions include attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.5 percent to 12.8 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the first quarter interim goodwill impairment test will prove to be an accurate prediction of the future.

We did not record an impairment charge in the Marcellus reporting unit within the G&P segment, which is the only other reporting unit within the G&P segment that has assigned goodwill. As of March 31, 2016, our allocation of the purchase price was provisional. Based on our assessment as of that date, the Marcellus reporting unit had $1,814 million of goodwill assigned to it (which amount was not adjusted as of June 30, 2016 when we finalized our purchase price allocation). Step 1 of the first quarter 2016 interim impairment analysis resulted in the carrying value of the Marcellus reporting unit exceeding its fair value by 0.62%; therefore, we completed Step 2 of the goodwill impairment analysis. Step 2 of the goodwill impairment analysis requires us to determine the fair value of all assets, liabilities and noncontrolling interests, if any, of the reporting unit, whether or not currently recognized. The implied fair value of goodwill is the residual value of the reporting unit's fair value, less the fair value of the assets, liabilities and noncontrolling interests, if any. The results of our Step 2 first quarter 2016 interim impairment analysis concluded that the fair value of the goodwill of the Marcellus reporting unit exceeded its carrying value of $1,814 million by approximately $20 million, or 1.2%. An increase of 0.50% to the discount rate used to estimate Marcellus' fair value as of the first quarter 2016 interim impairment analysis would have resulted in an additional goodwill impairment charge of more than $400 million for the three months ended March 31, 2016. The other significant assumption used to estimate the Marcellus reporting unit's fair value included estimates of future cash flows. If estimates for future cash flows, which are impacted primarily by commodity prices and producers' production plans, for this reporting unit were to decline, the overall reporting unit's fair value would decrease, resulting in a potential goodwill impairment charge. Additionally, an increase in the cost of capital would result in a decrease in the fair value of the Marcellus reporting unit, causing its value to decline and goodwill to potentially be impaired.

During the second quarter of 2016, we determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was not necessary. The stabilization or improvement in the second quarter of the circumstances considered during our first quarter impairment analysis, the date of our last full goodwill impairment analysis, lead to our conclusion that it is not more likely than not that the fair value of our reporting units is less than their respective carrying values.

In the second quarter of 2016, we completed our purchase price accounting for the MarkWest Merger. The completion of this accounting resulted in additional goodwill attributed to the reporting units for which an impairment charge had been taken in the first quarter of 2016. We therefore recorded an additional $1 million of impairment expense in the second quarter of 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Impairment of Equity Method Investments
We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of an other-than-temporary loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment should be recorded.

Our impairment assessment requires us to apply judgment in estimating future cash flows received from or attributable to our equity method investments. The primary estimates may include the expected volumes, the terms of related customer agreements and future commodity prices.

Our equity method investments were recorded at fair value in connection with the MarkWest Merger on December 4, 2015. If expected cash flows used to determine the fair value as of December 4, 2015 are not realized our equity method investments may be subject to future impairment charges. Based on a review of cash flow forecasts as of the second quarter of 2016, we have concluded that no indicators of an other than temporary impairment exist except for Ohio Condensate.

During the second quarter of 2016, forecasts for Ohio Condensate were reduced to align with updated forecasts for customer requirements. As the operator of that entity responsible for maintaining its financial records, we completed a fixed asset impairment analysis as of June 30, 2016, in accordance with ASC Topic 360, to determine the potential fixed asset impairment charge. The resulting fixed asset impairment charge recorded within Ohio Condensate’s financial statements was $96 million. Based on the Partnership’s 60% ownership of Ohio Condensate, approximately $58 million was recorded in the second quarter of 2016 in Loss from equity method investments on the accompanying Consolidated Statements of Income. The Partnership’s investment in Ohio Condensate, which was established at fair value in connection with the MarkWest Merger, exceeded its proportionate share of the underlying net assets. Therefore, in conjunction with the ASC Topic 360 analysis, we completed an equity method impairment analysis in accordance with ASC Topic 323 to determine the potential additional equity method impairment charge to be recorded on our consolidated financial statements resulting from an other-than-temporary impairment. As a result, an additional impairment charge of approximately $31 million was recorded in the second quarter of 2016 in Loss from equity method investments on the accompanying Consolidated Statements of Income, which eliminated the basis differential established in connection with the MarkWest Merger.

The fair value of Ohio Condensate and its underlying fixed assets was determined based upon applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability weighted average set of cash flow forecasts and a discount rate of 11.2%. An increase to the discount rate of 50 basis points would have resulted in an additional charge of $1 million on our Consolidated Statements of Income. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the Ohio Condensate equity method investment and its underlying fixed assets represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment test will prove to be an accurate prediction of the future.

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

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2016 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids price risk at June 30, 2016, including the weighted-average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2016 (Jul - Dec)	1,000	$52.17	$407

Ethane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	54,600	$0.23	$(260)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	75,600	$0.43	$(1,639)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	16,658	$0.59	$(353)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	12,600	$0.53	$(396)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	4,200	$0.98	$(22)

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole and long liquids price risk at June 30, 2016, including the WAVG:

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2016 (Jul - Dec)	5,916	$2.22	$718

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	37,835	$0.49	$(434)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	4,222	$0.59	$(90)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	11,842	$0.57	$(207)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	8,671	$0.90	$(170)

The following tables provides information on the volume of MarkWest Liberty Midstream’s commodity derivative activity positions related to long liquids price risk at June 30, 2016, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	50,400	$0.47	$(725)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	8,400	$0.55	$(237)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	21,000	$0.57	$(336)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2016 (Jul - Dec)	46,200	$0.99	$(184)

The following table provides information on the derivative positions related to long liquids price risk that we have entered into subsequent to June 30, 2016, including the WAVG:

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2017 (Jan - Mar)	4,200	$0.65

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2017 (Jan - Mar)	8,400	$0.65

We have a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, we executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five-year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of June 30, 2016, the estimated fair value of this contract was a liability of $41 million.

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at a plant location in the Southwest operations through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2016 with the ability to fix the commodity contract for its remaining year. Changes in the fair value of the derivative component of this contract were recognized as Cost of revenues in the Consolidated Statements of Income. As of June 30, 2016, the estimated fair value of this contract was an asset of $1 million.

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

(In millions)	Fair Value as of June 30, 2016(1)	Change in Fair Value (2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2016 (3)
Long-term debt
Fixed-rate	$4,498	$305	n/a
Variable-rate	$250	n/a	$4

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2016.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2016.

At June 30, 2016, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our term loan facility, but may affect our results of operations and cash flows. As of June 30, 2016, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, in July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purported to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of the MarkWest GP Board, MPLX, MPLX GP, MPC and Sapphire Holdco LLC, a wholly-owned subsidiary of MPLX, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but the Court retained jurisdiction to adjudicate an application for a mootness fee by the plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses. On March 28, 2016, the plaintiffs filed an application for reimbursement of approximately $2 million of legal fees and expenses. On May 17, 2016, the plaintiffs withdrew the fee application and the case is now dismissed.

Environmental Proceedings

On May 18, 2016, MarkWest Liberty Midstream received a draft Consent Order (“Consent Order”) from the West Virginia Department of Environmental Protection (“WVDEP”) alleging certain air permitting and emissions violations at our Sherwood Facility, a gas processing facility located in West Virginia, including failure to comply with monitoring, tagging, recordkeeping and repair requirements with respect to certain equipment at the facility as well as the failure to comply with certain permit application requirements. The Consent Order sets forth a proposed civil penalty of $425,000.

The Illinois Environmental Protection Agency (“IEPA”) initiated an enforcement action against Marathon Pipe Line LLC (“MPL”), in connection with an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL also received a Clean Water Act request for information from the EPA in furtherance of its investigation of possible violations arising from the April 17, 2016 pipeline release. The IEPA and the EPA may each seek penalties in excess of $100,000 in connection with this matter.

As previously reported, in July 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. MarkWest Liberty Midstream has provided information in response to subpoenas presented by the government and similar requests for information from the EPA, state and other agencies related to MarkWest's pipeline and compressor stations located in Pennsylvania. The Partnership is engaged in ongoing discussions with EPA and the U.S. Attorney’s office regarding alleged omissions associated with permits or related regulatory obligations for its launcher/receiver facilities in the region. MarkWest Liberty Midstream’s internal review has determined that its operations have been conducted consistent with industry practices and in a manner protective of its employees and the public. It is possible however, that in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.

We are involved in a number of environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Current Report on Form 8-K/A filed on May 20, 2016, and under Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities

In connection with 2,913 common units issued upon the settlement of performance units and vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan and 22,534,002 common units issued pursuant to the acquisition of HSM, our general partner purchased an aggregate of 459,938 general partner units for $12 million in cash during the three months ended June 30, 2016, to maintain its two percent general partner interest in us.

The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1	Membership Interests Contribution Agreement, dated March 14, 2016, between MPLX LP, MPLX Logistics Holdings LLC, MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/17/2016	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.4	Second Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of May 13, 2016	8-K	3.1	5/16/2016	001-35714
4.1	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714
10.1	First Amendment to Employee Services Agreement, dated May 10, 2016, by and between Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC					X
10.2	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC					X
10.3	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 2, 2016	By:	/s/ Paula L. Rosson
Paula L. Rosson
Senior Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)