Form 10-Q
period 2017-03-31
MPLX LP
filed 2017-05-01
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
(419) 421-2414
(Registrant’s telephone number, including area code)
 _____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

MPLX LP had 374,754,198 common units, 3,990,878 Class B units and 7,722,352 general partner units outstanding at April 27, 2017.

MPLX LP
Form 10-Q
Quarter Ended March 31, 2017

Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries, including MPLX Operations LLC (“MPLX Operations”), MPLX Terminal and Storage LLC (“MPLX Terminal and Storage”), MarkWest Energy Partners, L.P. (“MarkWest”), MarkWest Hydrocarbon, L.L.C. (“MarkWest Hydrocarbon”), MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”), Marathon Pipe Line LLC (“MPL”), Ohio River Pipe Line LLC (“ORPL”), Hardin Street Marine LLC (“HSM”), Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”). We have partial ownership interests in a number of joint venture legal entities, including MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”) and its subsidiary Ohio Gathering Company, L.L.C. (“Ohio Gathering”), Ohio Condensate Company, L.L.C. (“Ohio Condensate”), Wirth Gathering Partnership (“Wirth”), MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), Sherwood Midstream LLC (“Sherwood Midstream”), Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), MarEn Bakken Company, LLC (“MarEn Bakken”), Johnston County Terminal, LLC (“Johnston Terminal”) and Guilford County Terminal Company, LLC (“Guilford Terminal”). References to “MPC” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Unless otherwise specified, references to “Predecessor” refer collectively to HSM’s, HST’s, WHC’s and MPLXT’s related assets, liabilities and results of operations prior to the dates of their respective acquisitions effective January 1, 2014 for HSM, January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT.

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

Bbl	Barrels
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
Dth/d	Dekatherms per day
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
Initial Offering	Initial public offering on October 31, 2012
LIBOR	London Interbank Offered Rate
MarkWest Merger	On December 4, 2015, a wholly-owned subsidiary of the Partnership merged with MarkWest Energy Partners L.P.
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
mmcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Segment revenue, less segment purchased product costs, less realized derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
Predecessor
Collectively:
   - HSM’s related assets, liabilities, and results of operations prior to the date of its acquisition, March 31, 2016, effective January 1, 2015.
   - HST’s, WHC’s and MPLXT’s related assets, liabilities and results of operations prior to the dates of the acquisition, March 1, 2017, effective January 1, 2015 for HST and WHC and on April 1, 2016 for MPLXT.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2017	2016(1)
Revenues and other income:
Service revenue	$260	$229
Service revenue - related parties	255	177
Rental income	69	70
Rental income - related parties	67	38
Product sales	203	100
Product sales - related parties	2	3
Gain on sale of assets	1	—
Income from equity method investments	5	5
Other income	2	2
Other income - related parties	22	21
Total revenues and other income	886	645
Costs and expenses:
Cost of revenues (excludes items below)	113	94
Purchased product costs	131	79
Rental cost of sales	12	14
Purchases - related parties	107	78
Depreciation and amortization	187	136
Impairment expense	—	129
General and administrative expenses	58	53
Other taxes	13	12
Total costs and expenses	621	595
Income from operations	265	50
Related party interest and other financial costs	—	1
Interest expense (net of amounts capitalized of $7 million and $7 million, respectively)	66	55
Other financial costs	12	12
Income (loss) before income taxes	187	(18)
Benefit for income taxes	—	(4)
Net income (loss)	187	(14)
Less: Net income attributable to noncontrolling interests	1	—
Less: Net income attributable to Predecessor	36	46
Net income (loss) attributable to MPLX LP	150	(60)
Less: Preferred unit distributions	16	—
Less: General partner’s interest in net income attributable to MPLX LP	62	39
Limited partners’ interest in net income (loss) attributable to MPLX LP	$72	$(99)
Per Unit Data (See Note 6)
Net income (loss) attributable to MPLX LP per limited partner unit:
Common - basic	$0.20	$(0.33)
Common - diluted	0.19	(0.33)
Weighted average limited partner units outstanding:
Common - basic	362	300
Common - diluted	367	300
Cash distributions declared per limited partner common unit	$0.5400	$0.5050

(1)	Financial information has been retrospectively adjusted for the acquisition of HST and WHC from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2017	December 31, 2016(1)
Assets
Current assets:
Cash and cash equivalents	$265	$234
Receivables, net	255	299
Receivables - related parties	198	247
Inventories	62	55
Other current assets	31	33
Total current assets	811	868
Equity method investments	3,306	2,471
Property, plant and equipment, net	11,411	11,408
Intangibles, net	482	492
Goodwill	2,245	2,245
Long-term receivables - related parties	13	11
Other noncurrent assets	17	14
Total assets	$18,285	$17,509
Liabilities
Current liabilities:
Accounts payable	$121	$140
Accrued liabilities	194	232
Payables - related parties	91	87
Deferred revenue	3	2
Deferred revenue - related parties	38	38
Accrued property, plant and equipment	138	146
Accrued taxes	31	38
Accrued interest payable	70	53
Other current liabilities	26	27
Total current liabilities	712	763
Long-term deferred revenue	19	12
Long-term deferred revenue - related parties	26	19
Long-term debt	6,654	4,422
Deferred income taxes	6	6
Deferred credits and other liabilities	168	177
Total liabilities	7,585	5,399
Commitments and contingencies (see Note 17)
Redeemable preferred units	1,000	1,000
Equity
Common unitholders - public (275 million and 271 million units issued and outstanding)	8,147	8,086
Class B unitholders (4 million and 4 million units issued and outstanding)	133	133
Common unitholder - MPC (90 million and 86 million units issued and outstanding)	1,184	1,069
Common unitholder - GP (9 million and 0 units issued and outstanding)	350	—
General partner - MPC (8 million and 7 million units issued and outstanding)	(257)	1,013
Equity of Predecessor	—	791
Total MPLX LP partners’ capital	9,557	11,092
Noncontrolling interest	143	18
Total equity	9,700	11,110
Total liabilities, preferred units and equity	$18,285	$17,509

(1)	Financial information has been retrospectively adjusted for the acquisition of HST, WHC and MPLXT from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016(1)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$187	$(14)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	12	11
Depreciation and amortization	187	136
Impairment expense	—	129
Deferred income taxes	—	(4)
Asset retirement expenditures	(1)	—
Gain on disposal of assets	(1)	—
Income from equity method investments	(5)	(5)
Distributions from unconsolidated affiliates	33	38
Changes in:
Current receivables	44	(5)
Inventories	—	1
Change in fair value of derivatives	(18)	12
Current accounts payable and accrued liabilities	(59)	(18)
Receivables from / liabilities to related parties	(18)	23
All other, net	16	17
Net cash provided by operating activities	377	321
Investing activities:
Additions to property, plant and equipment	(280)	(304)
Acquisitions, net of cash acquired	(220)	—
Disposal of assets	(1)	—
Investments - loans from (to) related parties	80	64
Investments in unconsolidated affiliates	(554)	(29)
Distributions from unconsolidated affiliates - return of capital	20	—
All other, net	2	3
Net cash used in investing activities	(953)	(266)
Financing activities:
Long-term debt - borrowings	2,241	306
- repayments	(1)	(857)
Related party debt - borrowings	12	1,437
- repayments	(12)	(1,007)
Debt issuance costs	(21)	—
Net proceeds from equity offerings	151	321
Distribution to MPC for acquisition	(1,511)	—
Distributions to preferred unitholders	(16)	—
Distributions to unitholders and general partner	(242)	(190)
Distributions to noncontrolling interests	(2)	(1)
Contributions from noncontrolling interests	126	2
All other, net	(5)	(1)
Distributions to MPC from Predecessor	(113)	(104)
Net cash provided by (used in) financing activities	607	(94)
Net increase (decrease) in cash and cash equivalents	31	(39)
Cash and cash equivalents at beginning of period	234	43
Cash and cash equivalents at end of period	$265	$4

(1)	Financial information has been retrospectively adjusted for the acquisition of HST and WHC from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unitholders Public	Class B Unitholders Public	Common Unitholder MPC	Common Unitholder GP	General Partner MPC	Non-controlling Interests	Equity of Predecessor(1)	Total
Balance at December 31, 2015	$7,691	$266	$465	$—	$819	$13	$692	$9,946
Distributions to MPC from Predecessor	—	—	—	—	—	—	(104)	(104)
Issuance of units under ATM Program	315	—	—	—	6	—	—	321
Net (loss) income	(80)	—	(19)	—	39	—	46	(14)
Allocation of MPC's net investment at acquisition	—	—	669	—	(337)	—	(332)	—
Distributions to unitholders and general partner	(120)	—	(29)	—	(41)	—	—	(190)
Distributions to noncontrolling interest	—	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interest	—	—	—	—	—	2	—	2
Equity-based compensation	2	—	—	—	—	—	—	2
Deferred income tax impact from changes in equity	(3)	—	—	—	(2)	—	—	(5)
Balance at March 31, 2016	$7,805	$266	$1,086	$—	$484	$14	$302	$9,957

Balance at December 31, 2016	$8,086	$133	$1,069	$—	$1,013	$18	$791	$11,110
Distributions to MPC from Predecessor	—	—	—	—	—	—	(113)	(113)
Issuance of units under ATM Program	148	—	—	—	3	—	—	151
Net income	55	—	17	—	62	1	36	171
Contribution from MPC	—	—	—	—	—	—	12	12
Allocation of MPC's net investment at acquisition	—	—	573	350	(197)	—	(726)	—
Distribution to MPC for acquisition	—	—	(430)	—	(1,081)	—	—	(1,511)
Distributions to unitholders and general partner	(140)	—	(45)	—	(57)	—	—	(242)
Distributions to noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interest	—	—	—	—	—	126	—	126
Equity-based compensation	(1)	—	—	—	—	—	—	(1)
Other	(1)	—	—	—	—	—	—	(1)
Balance at March 31, 2017	$8,147	$133	$1,184	$350	$(257)	$143	$—	$9,700

(1)	Financial information has been retrospectively adjusted for the acquisition of HST, WHC and MPLXT from MPC. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, growth-oriented master limited partnership formed by Marathon Petroleum Corporation. MPLX LP and its subsidiaries (collectively, the “Partnership”) are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the transportation, storage and distribution of crude oil and refined petroleum products principally for our sponsor.

The Partnership’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) focused on crude oil and refined petroleum products and Gathering and Processing (“G&P”) focused on natural gas and NGLs. See Note 9 for additional information regarding operations.

Basis of Presentation – The Partnership’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as Noncontrolling interest in the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. The Partnership’s investments in a VIE in which the Partnership exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

Effective March 1, 2017, the Partnership acquired pipeline, storage and terminal businesses which are operated through HST, WHC and MPLXT (collectively with HSM, the “Predecessor”) from MPC. The acquisition from MPC was considered a transfer between entities under common control. Accordingly, the Partnership recorded the acquisition from MPC on its Consolidated Balance Sheets at MPC’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information since inception of common control. Therefore, the accompanying consolidated financial statements and related notes of MPLX LP have been retrospectively adjusted to include the historical results of the assets acquired from MPC prior to the effective dates of the acquisition. See Note 3 for additional information regarding the HST, WHC and MPLXT acquisition. The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of the Predecessor at historical cost. The financial statements of the Predecessor have been prepared from the separate records maintained by MPC and may not necessarily be indicative of the conditions or the results of operations that would have existed if the Predecessor had been operated as an unaffiliated entity.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Standards

Recently Adopted

In October 2016, the FASB issued an accounting standard update to amend the consolidation guidance issued in February 2015 to require that a decision maker consider, in the determination of the primary beneficiary, its indirect interest in a VIE held by a related party that is under common control on a proportionate basis only. The change was effective for the financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Partnership was required to apply the standard retrospectively to January 1, 2016, the date on which the Partnership adopted the consolidation guidance issued in February 2015. The Partnership adopted this accounting standard update in the first quarter of 2017 and it did not have an impact on the consolidated financial statements.

In March 2016, the FASB issued an accounting standard update on the accounting for employee share-based payments. This accounting standard update requires the recognition of income tax effects of awards through the income statement when awards vest or are settled. It will also increase the amount an employer can withhold for tax purposes without triggering liability accounting. Lastly, it allows employers to make a policy election to account for forfeitures as they occur. The changes were effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Under the new guidance, the Partnership will continue estimating forfeiture rates to calculate compensation cost. The Partnership adopted this accounting standard update in the first quarter of 2017 and it did not have a material impact on the consolidated financial statements.

Not Yet Adopted

In February 2017, the FASB issued an accounting standard update addressing the derecognition of nonfinancial assets. The guidance defines in substance nonfinancial assets, and states that the derecognition of business activities should be evaluated under the consolidation guidance, with limited exceptions related to conveyances of oil and gas mineral rights or contracts with customers. The standard eliminates the previous exclusion for businesses that are in-substance real estate, and eliminates some differences based on whether a transferred set is that of assets or a business and whether the transfer is to a joint venture. The standard must be implemented in conjunction with the implementation date of the revenue recognition accounting standard update, which the Partnership will implement January 1, 2018. The Partnership plans to adopt the new standard using the modified retrospective method and is in the process of determining the impact of the accounting standard update on the consolidated financial statements together with its evaluation of the new revenue recognition standard, as described further below.

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

In February 2016, the FASB issued an accounting standard update requiring lessees to record virtually all leases on their balance sheets. The accounting standard update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Partnership is currently evaluating the impact of this standard on the Partnership’s financial statements and disclosures, internal controls, and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path to implementation. The Partnership does not plan to early adopt the standard.

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

The Partnership is currently evaluating the impact of the revenue recognition standard on the Partnership’s financial statements and disclosures, internal controls, and accounting policies. This evaluation process includes a phased approach, the first phase of which includes reviewing a sample of contracts and transaction types across segments. The Partnership is currently in the process of completing this first phase.

Based on the results of the first phase assessment to date, the Partnership has reached tentative conclusions for most contract types and does not believe revenue recognition patterns for fee-based or percent-of-proceeds contracts will change materially. The Partnership is currently finalizing the accounting impact on keep-whole and percent-of-liquids agreements under the new standard, specifically related to the accounting for noncash consideration received in the form of a commodity product. The Partnership does expect certain amounts to be grossed up in revenue as a result of implementation. In the first quarter of 2017, the Partnership started to calculate the impact of the new standard on 2016 operating results and write new policies and procedures related to the application upon adoption. The Partnership will provide updates as qualitative and quantitative conclusions are reached throughout 2017.

The Partnership will adopt the revenue recognition standard during the first quarter of 2018. The Partnership plans to adopt the new standard using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption. By selecting this adoption method, the Partnership will disclose the amount by which each financial statement line item is affected by the standard in the current reporting period as compared with the guidance that was in effect before adoption.

3. Acquisitions

Acquisition of Hardin Street Transportation LLC, Woodhaven Cavern LLC and MPLX Terminals LLC

MPC contributed the assets of HST, WHC and MPLXT to newly created and wholly-owned subsidiaries and entered into commercial agreements related to services provided by these new entities to MPC on January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT. Prior to these dates, these entities were not considered businesses and therefore there are no financial results from which to recast. Pursuant to a Membership Interests Contributions Agreement (the “Contributions Agreement”) entered into on March 1, 2017 by the Partnership with MPLX GP LLC (“MPLX GP”), MPLX Logistics Holdings LLC (“MPLX Logistics”), MPLX Holdings Inc. (“MPLX Holdings”) and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, MPC Investment agreed to contribute the outstanding membership interests in HST, WHC and MPLXT through a series of intercompany contributions to the Partnership for approximately $1.5 billion in cash and equity consideration valued at approximately $504 million (the “Transaction”). The number of common units representing the equity consideration was determined by dividing the contribution amount by the simple average of the ten day trailing volume weighted average New York Stock Exchange price of a common unit for the ten trading days ending at market close on February 28, 2017. The fair value of the common and general partner units issued was approximately $503 million, as recorded on the Consolidated Statements of Equity, and consisted of (i) 9,197,900 common units representing limited partner interests in the Partnership to MPLX GP, (ii) 2,630,427 common units to MPLX Logistics and (iii) 1,132,049 common units to MPLX Holdings. The Partnership also issued 264,497 general partner units to MPLX GP in order to maintain its two percent general partner interest (GP Interest) in the Partnership. MPC agreed to waive two-thirds of the first quarter 2017 distributions on the MPLX LP common units issued in connection with the Transaction. MPC did not receive two-thirds of the general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX LP common units with respect to the first quarter distributions. The value of these waived distributions was $6 million.

HST owns and operates various private crude oil and refined product pipeline systems and associated storage tanks. These pipeline systems consist of 174 miles of crude oil pipelines and 430 miles of refined products pipelines. WHC owns and operates nine butane and propane storage caverns located in Michigan with approximately 1.8 million barrels of natural gas liquids storage capacity. MPLXT owns and operates 59 terminals for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products. Additionally, MPLXT operates one leased terminal and has partial ownership interest in two terminals. Collectively, these 62 terminals have a combined total shell capacity of approximately 23.6 million barrels. The terminal facilities are located primarily in the Midwest, Gulf Coast and Southeast regions of the United States. The Partnership accounts for these businesses within the L&S segment.

The Partnership retrospectively adjusted the historical financial results for all periods to give effect to the acquisition of HST and WHC effective January 1, 2015 and the acquisition of MPLXT effective April 1, 2016, as required for transactions between entities under common control.

The following table presents the Partnership’s previously reported unaudited Consolidated Statements of Income, retrospectively adjusted for the acquisition of HST and WHC:

	Three Months Ended March 31, 2016
(In millions, except per unit data)	MPLX LP (Previously Reported)	HST/WHC	Eliminations(1)	MPLX LP (Currently Reported)
Revenues and other income:
Service revenue	$229	$—	$—	$229
Service revenue to related parties	150	27	—	177
Rental income	70	—	—	70
Rental income to related parties	26	12	—	38
Product sales	100	—	—	100
Product sales to related parties	3	—	—	3
Income from equity method investments	5	—	—	5
Other income	2	—	—	2
Other income - related parties	24	—	(3)	21
Total revenues and other income	609	39	(3)	645
Costs and expenses:
Cost of revenues (excludes items below)	89	5	—	94
Purchased product costs	79	—	—	79
Rental cost of sales	14	—	—	14
Purchases from related parties	76	5	(3)	78
Depreciation and amortization	132	4	—	136
Impairment expense	129	—	—	129
General and administrative expenses	52	1	—	53
Other taxes	11	1	—	12
Total costs and expenses	582	16	(3)	595
Income from operations	27	23	—	50
Related party interest and other financial income	1	—	—	1
Interest expense (net of amounts capitalized)	55	—	—	55
Other financial costs	12	—	—	12
(Loss) income before income taxes	(41)	23	—	(18)
Benefit for income taxes	(4)	—	—	(4)
Net (loss) income	(37)	23	—	(14)
Net income attributable to Predecessor	23	23	—	46
Net loss attributable to MPLX LP	(60)	—	—	(60)
Less: General partner’s interest in net income attributable to MPLX LP	39	—	—	39
Limited partners’ interest in net loss attributable to MPLX LP	$(99)	$—	$—	$(99)

(1)	Represents intercompany transactions eliminated during the consolidation process, in accordance with GAAP.

The following table presents the Partnership’s previously reported Consolidated Balance Sheet, retrospectively adjusted for the acquisition of HST, WHC and MPLXT:

	December 31, 2016
(In millions)	MPLX LP (Previously Reported)	HST/WHC	MPLXT	Eliminations(1)	MPLX LP (Currently Reported)
Assets
Current assets:
Cash and cash equivalents	$234	$—	$—	$—	$234
Receivables, net	297	1	1	—	299
Receivables from related parties	122	91	38	(4)	247
Inventories	54	1	—	—	55
Other current assets	33	—	—	—	33
Total current assets	740	93	39	(4)	868
Equity method investments	2,467	—	4	—	2,471
Property, plant and equipment, net	10,730	265	413	—	11,408
Intangibles, net	492	—	—	—	492
Goodwill	2,199	25	21	—	2,245
Long-term receivables from related parties	4	—	7	—	11
Other noncurrent assets	14	—	—	—	14
Total assets	$16,646	$383	$484	$(4)	$17,509
Liabilities
Current liabilities:
Accounts payable	$123	$5	$12	$—	$140
Accrued liabilities	228	4	—	—	232
Payables to related parties	75	4	12	(4)	87
Deferred revenue	2	—	—	—	2
Deferred revenue - related parties	34	4	—	—	38
Accrued property, plant and equipment	132	9	5	—	146
Accrued taxes	33	2	3	—	38
Accrued interest payable	53	—	—	—	53
Other current liabilities	24	1	2	—	27
Total current liabilities	704	29	34	(4)	763
Long-term deferred revenue	12	—	—	—	12
Long-term deferred revenue - related parties	15	—	4	—	19
Long-term debt	4,422	—	—	—	4,422
Deferred income taxes	5	—	1	—	6
Deferred credits and other liabilities	169	2	6	—	177
Total liabilities	5,327	31	45	(4)	5,399
Redeemable preferred units	1,000	—	—	—	1,000
Equity
Common unitholders - public	8,086	—	—	—	8,086
Class B unitholders	133	—	—	—	133
Common unitholder - MPC	1,069	—	—	—	1,069
General partner - MPC	1,013	—	—	—	1,013
Equity of Predecessor	—	352	439	—	791
Total MPLX LP partners’ capital	10,301	352	439	—	11,092
Noncontrolling interest	18	—	—	—	18
Total equity	10,319	352	439	—	11,110
Total liabilities and equity	$16,646	$383	$484	$(4)	$17,509

(1)	Represents intercompany transactions eliminated during the consolidation process, in accordance with GAAP.

The following table presents the Partnership’s previously reported unaudited Consolidated Statements of Cash Flows, retrospectively adjusted for the acquisition of HST and WHC:

	Three Months Ended March 31, 2016
(In millions)	MPLX LP (Previously Reported)	HST/WHC	MPLX LP (Currently Reported)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(37)	$23	$(14)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	11	—	11
Depreciation and amortization	132	4	136
Impairment expense	129	—	129
Deferred income taxes	(4)	—	(4)
Income from equity method investments	(5)	—	(5)
Distributions from unconsolidated affiliates	38	—	38
Changes in:
Current receivables	(5)	—	(5)
Inventories	1	—	1
Change in fair value of derivatives	12	—	12
Current accounts payable and accrued liabilities	(15)	(3)	(18)
Receivables from / liabilities to related parties	23	—	23
All other, net	15	2	17
Net cash provided by operating activities	295	26	321
Investing activities:
Additions to property, plant and equipment	(291)	(13)	(304)
Investments - loans from (to) related parties	77	(13)	64
Investments in unconsolidated affiliates	(29)	—	(29)
All other, net	3	—	3
Net cash used in investing activities	(240)	(26)	(266)
Financing activities:
Long-term debt - borrowings	306	—	306
- repayments	(857)	—	(857)
Related party debt - borrowings	1,437	—	1,437
- repayments	(1,007)	—	(1,007)
Net proceeds from equity offerings	321	—	321
Distributions to unitholders and general partner	(190)	—	(190)
Distributions to noncontrolling interests	(1)	—	(1)
Contributions from noncontrolling interests	2	—	2
All other, net	(1)	—	(1)
Distributions to MPC from Predecessor	(104)	—	(104)
Net cash used in financing activities	(94)	—	(94)
Net decrease in cash and cash equivalents	(39)	—	(39)
Cash and cash equivalents at beginning of period	43	—	43
Cash and cash equivalents at end of period	$4	$—	$4

Acquisition of Ozark Pipeline

On March 1, 2017, the Partnership acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $220 million. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. The Partnership accounts for the Ozark pipeline within its L&S segment.

The components of the fair value of consideration transferred was $220 million of cash. The Partnership is still completing its analysis of the final purchase price allocation for property, plant and equipment, intangibles and resulting goodwill. The estimated fair value of assets acquired and liabilities assumed at the acquisition date has been allocated primarily to property, plant and equipment.

The amounts of revenue and income from operations associated with the acquisition included in the Consolidated Statements of Income from the acquisition date, March 1, 2017, to March 31, 2017 are as follows:

(In millions)	One Month Ended March 31, 2017
Revenues and other income	$7
Income from operations	2

Assuming the acquisition of the Ozark pipeline had occurred on January 1, 2016, the consolidated pro forma results would not have been materially different from reported results.

Acquisition of Hardin Street Marine LLC

On March 14, 2016, the Partnership entered into a Membership Interests Contribution Agreement (the “Contribution Agreement”) with MPLX GP, MPLX Logistics and MPC Investment, each a wholly-owned subsidiary of MPC, related to the acquisition of HSM, MPC’s inland marine business, from MPC. Pursuant to the Contribution Agreement, the transaction was valued at $600 million consisting of a fixed number of common units and general partner units of 22,534,002 and 459,878, respectively. The general partner units maintain MPC’s two percent GP Interest in the Partnership. The acquisition closed on March 31, 2016 and the fair value of the common units and general partner units issued was $669 million and $14 million, respectively, as recorded on the Consolidated Statements of Equity. MPC agreed to waive distributions in the first quarter of 2016 on MPLX LP common units issued in connection with this transaction. MPC did not receive general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX LP common units with respect to the first quarter 2016 distributions. The value of these waived distributions was $15 million.

The inland marine business, comprised of 18 tow boats and 205 barges which transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks in the Midwest and U.S. Gulf Coast regions, accounted for nearly 60 percent of the total volumes MPC shipped by inland marine vessels as of March 31, 2016. The Partnership accounts for HSM as a reporting unit of the L&S segment.

4. Investments and Non-Controlling Interests

Summarized financial information for the Partnership’s equity method investments for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017
(In millions)	MarkWest Utica EMG	Other VIEs	Non-VIEs	Total
Revenue and other income	$50	$8	$45	$103
Costs and expenses	25	8	33	66
Income from operations	25	—	12	37
Net income	25	—	8	33
Income (loss) from equity method investments(1)	4	(1)	2	5

	Three Months Ended March 31, 2016
(In millions)	MarkWest Utica EMG	Other VIEs	Non-VIEs	Total
Revenue and other income	$61	$5	$29	$95
Costs and expenses	22	4	20	46
Income from operations	39	1	9	49
Net income	38	1	9	48
Income from equity method investments(1)	4	—	1	5

(1)	Income (loss) from equity method investments includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for the Partnership’s equity method investments as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017
(In millions)	MarkWest Utica EMG(1)	Other VIEs	Non-VIEs	Total
Current assets	$63	$48	$34	$145
Noncurrent assets	2,145	832	379	3,356
Current liabilities	29	96	20	145
Noncurrent liabilities	2	10	—	12

	December 31, 2016
(In millions)	MarkWest Utica EMG(1)	Other VIEs	Non-VIEs	Total
Current assets	$45	$2	$40	$87
Noncurrent assets	2,173	132	390	2,695
Current liabilities	30	4	26	60
Noncurrent liabilities	2	13	—	15

(1)
MarkWest Utica EMG’s noncurrent assets includes its investment in its subsidiary Ohio Gathering, which does not appear elsewhere in this table. The investment was $792 million and $794 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the carrying value of the Partnership’s equity method investments exceeded the underlying net assets of its investees by $1.1 billion. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $459 million of excess related to goodwill.

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, LLC (“Utica Operating”), a wholly-owned and consolidated subsidiary of MarkWest, and EMG Utica (together the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio. The related limited liability company agreement has been amended from time to time (the limited liability company agreement currently in effect is referred to as the “Amended LLC Agreement”). The aggregate funding commitment of EMG Utica was $950 million (the “Minimum EMG Investment”). Thereafter, Utica Operating was required to fund, as needed, 100 percent of future capital for MarkWest Utica EMG until the aggregate capital that had been contributed by the Members reached $2.0 billion, which occurred prior to the MarkWest Merger. Until such time as the investment balances of Utica Operating and EMG Utica are in the ratio of 70 percent and 30 percent, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to 10 percent of each capital call for MarkWest Utica EMG, and Utica Operating will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, Utica Operating and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of March 31, 2017, EMG Utica has contributed approximately $1.2 billion and Utica Operating has contributed approximately $1.5 billion to MarkWest Utica EMG.

Under the Amended LLC Agreement, prior to December 31, 2016, EMG Utica’s investment balance was increased by a quarterly special non-cash allocation of income (“Preference Amount”), calculated based upon the amount of capital contributed by EMG Utica in excess of $500 million. After December 31, 2016, no Preference Amount will accrue to EMG Utica’s investment balance. EMG Utica received a Preference Amount totaling approximately $4 million for the three months ended March 31, 2016.

Under the Amended LLC Agreement, after December 31, 2016, cash generated by MarkWest Utica EMG that is available for distribution (the “Distribution”) will be allocated to the Members in proportion to their respective investment balances. As of March 31, 2017, Utica Operating’s investment balance in MarkWest Utica EMG was approximately 56 percent.

MarkWest Utica EMG is deemed to be a VIE. Utica Operating is not deemed to be the primary beneficiary, due to EMG Utica’s voting rights on significant matters. The Partnership’s portion of MarkWest Utica EMG’s net assets, which was $2.2 billion at March 31, 2017 and December 31, 2016, is reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the three months ended March 31, 2017 and 2016, respectively. The Partnership receives management fee revenue for engineering and construction and administrative services for operating MarkWest Utica EMG, and is also reimbursed for personnel services (“Operational Service revenue”). The amount of Operational Service revenue related to MarkWest Utica EMG for the three months ended March 31, 2017 and 2016, totaled $4 million and $2 million, respectively, and is reported as Other income-related parties in the Consolidated Statements of Income.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC (“Summit”). As of March 31, 2017, we have a 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, the Partnership reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. The Partnership receives Operational Service revenue for operating Ohio Gathering. The amount of Operational Service revenue related to Ohio Gathering for the three months ended March 31, 2017 and 2016, was approximately $4 million, and is reported as Other income-related parties in the Consolidated Statements of Income.

Sherwood Midstream

Effective January 1, 2017, MarkWest Liberty Midstream & Resources, LLC (“MarkWest Liberty Midstream”), a wholly-owned and consolidated subsidiary of MarkWest, and Antero Midstream Partners, LP (“Antero Midstream”) formed a joint venture, Sherwood Midstream, to support Antero Resources Corporation’s development of 195,000 gross acres in the Marcellus Shale. MarkWest Liberty Midstream has a 50 percent ownership interest in Sherwood Midstream. Pursuant to the terms of the related limited liability company agreement (the “LLC Agreement”), MarkWest Liberty Midstream contributed assets currently under construction with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.

Also effective January 1, 2017, MarkWest Liberty Midstream converted all of its ownership interests in MarkWest Ohio Fractionation Company, LLC (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Sherwood Midstream accounts for its investment in Ohio Fractionation, which is a VIE, as an equity method investment as Sherwood Midstream does not control Ohio Fractionation. MarkWest Liberty Midstream has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over the decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation. The carrying amounts of assets and liabilities included in the Partnership’s Consolidated Balance Sheets pertaining to Ohio Fractionation at March 31, 2017, were current assets of $12 million, non-current assets of $23 million, and current liabilities were $31 million. The creditors of Ohio Fractionation do not have recourse to MPLX LP’s general credit through guarantees or other financial arrangements. The assets of Ohio Fractionation are the property of Ohio Fractionation and cannot be used to satisfy the obligations of MPLX LP. Sherwood Midstream’s interests are reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Income and Noncontrolling interests in the Consolidated Balance Sheets.

Under the LLC Agreement, cash generated by Sherwood Midstream that is available for distribution (the “Distribution”) will be allocated to the members in proportion to their respective investment balances. For the three months ended March 31, 2017, there was no cash available for the Distribution.

Sherwood Midstream is deemed to be a VIE. MarkWest Liberty Midstream is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. The Partnership’s portion of Sherwood Midstream’s net assets, which was approximately $147 million at March 31, 2017, is reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the three months ended March 31, 2017. The Partnership receives Operational Service revenue for operating Sherwood Midstream. The amount of Operational Service revenue related to Sherwood Midstream for the three months ended March 31, 2017 totaled $1 million, and is reported as Other income-related parties in the Consolidated Statements of Income.

Sherwood Midstream Holdings

Effective January 1, 2017, MarkWest Liberty Midstream and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets that support the operations of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest Liberty Midstream. MarkWest Liberty Midstream contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. Collectively, the real property, equipment, facilities and cash initially contributed, or that may be subsequently constructed by or contributed, to Sherwood Midstream Holdings are referred to as the “Shared Assets.” The net book value of the contributed assets was approximately $194 million. The contribution was determined to be an in-substance sale of real estate. As such, the Partnership only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million, included in Gain on sale of assets in the Consolidated Statements of Income. MarkWest Liberty Midstream’s portion of the gain attributable to its direct and indirect interests of approximately $13 million is included in its investment in Sherwood Midstream Holdings and is reported under the caption Equity method investments on the Consolidated Balance Sheets. Contemporaneous with the closing, MarkWest Liberty Midstream received a special distribution of approximately $41 million.

MarkWest Liberty Midstream’s and Sherwood Midstream’s ownership interests in Sherwood Midstream Holdings will fluctuate over time. As new Shared Assets are constructed, the members will make additional capital contributions to Sherwood Midstream Holdings. The amount that each member must contribute will be based on the expected utilization of the Shared Asset, as defined in Sherwood Midstream’s LLC Agreement. Pursuant to the terms of the LLC Agreement, MarkWest Liberty Midstream will serve as the Operator for Sherwood Midstream Holdings.

The Partnership accounts for Sherwood Midstream Holdings, which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. The Partnership’s portion of Sherwood Midstream Holdings’ net assets, which was approximately $166 million at March 31, 2017, is reported under the caption Equity method investments on the Consolidated Balance Sheets. The Partnership’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the three months ended March 31, 2017.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, the Partnership also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2017, we have a 10.5 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MarEn Bakken

On February 15, 2017, MPLX LP closed on a joint venture, MarEn Bakken, with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”) in which MPLX LP acquired a partial, indirect interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX LP contributed $500 million of the $2.0 billion purchase price paid by MarEn Bakken to acquire a 36.75 percent indirect interest in the Bakken Pipeline system. MPLX LP holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9.1875 percent indirect interest in the Bakken Pipeline system. The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast.

The Partnership accounts for its investment in MarEn Bakken as an equity method investment and bases the equity method accounting for this joint venture in arrears based on the most recent available information. The Partnership’s investment balance at March 31, 2017 is comprised of the Partnership’s initial contribution plus capitalized interest for a balance of approximately $503 million and reported under the caption Equity method investments on the Consolidated Balance Sheets. In connection with the Partnership’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter, which has been prorated to $0.8 million from the acquisition date.

5. Related Party Agreements and Transactions

The Partnership’s material related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	Centennial Pipeline LLC (“Centennial”), in which MPC has a 50 percent interest as of March 31, 2017. Centennial owns a products pipeline and storage facility.

•	Muskegon Pipeline LLC (“Muskegon”), in which MPC has a 60 percent interest as of March 31, 2017. Muskegon owns a common carrier products pipeline.

•
MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of March 31, 2017. MarkWest Utica EMG is engaged in significant natural gas processing and NGL fractionation, transportation and marketing in the State of Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of March 31, 2017. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of March 31, 2017. Sherwood Midstream supports the development of Antero Resources Corporation’s extensive Marcellus Shale acreage in the prolific rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has a 90 percent direct and indirect interest at March 31, 2017. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and deethanization facilities.

•	MarEn Bakken, in which MPLX LP has a 25 percent interest at March 31, 2017. MarEn Bakken owns a 36.75 percent interest in the Bakken Pipeline system.

Related Party Agreements

The Partnership has various long-term, fee-based commercial agreements with MPC. Under these agreements, the Partnership provides transportation, terminal and storage services to MPC, and MPC has committed to provide the Partnership with minimum quarterly throughput volumes on crude oil and refined products systems and minimum storage volumes of crude oil, refined products and butane.

In addition, the Partnership is party to a loan agreement with MPC Investment, a wholly-owned subsidiary of MPC. Under the terms of the agreement, MPC Investment will make a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During the three months ended March 31, 2017, the Partnership made no borrowings and no repayments on the loan, resulting in no outstanding balance at March 31, 2017. During the year ended December 31, 2016, the Partnership borrowed $2.5 billion and repaid $2.5 billion, resulting in no outstanding balance at December 31, 2016. Borrowings were at an average interest rate of 1.939 percent, per annum, for the year ended December 31, 2016. For additional information regarding the Partnership’s commercial and other agreements with MPC, see Item 1. Business in the Annual Report on Form 10-K for the year ended December 31, 2016.

The Partnership believes the terms and conditions under its agreements with MPC are generally comparable to those with unrelated parties.

HST, WHC and MPLXT Agreements

As discussed in Note 3, the Partnership acquired HST, WHC and MPLXT on March 1, 2017. HST, WHC and MPLXT have various operating, transportation services, terminal services, storage services and employee services agreements with MPC, which were assumed by the Partnership with the closing of the Transaction.

HST is a party to a transportation services agreement with MPC dated January 1, 2015. Under this agreement, HST provides pipeline transportation of crude oil and refined products, as well as related services, for MPC. MPC pays HST for such services based on contractual rates related to MPC crude oil and refined product deliveries as well as any viscosity surcharges, loading, handling transfers or other related charges. This agreement is set to expire on December 31, 2026 and automatically renews for two additional renewal terms of four years each unless terminated by either party.

On January 1, 2015, WHC entered into a long-term, fee-based storage and services agreement with MPC related to storage at its butane and propane caverns with an initial term of 10 years. Under this storage and services agreement, WHC receives a monthly fee from MPC based on a contractual rate per barrel multiplied by the total commitment volume respective to each storage cavern. The contractual rate per barrel includes utilization of the caverns and related services. The agreement is subject to an annual review and adjustment for inflation.

On January 1, 2015, HST entered into various three-year term storage services agreements with MPC. Under the storage services agreements, HST receives a monthly fee from MPC based on a contractual rate per barrel multiplied by the total commitment volume respective to each storage tank. The contractual rate per barrel is subject to an annual review and adjustment for inflation. HST is not obligated to measure volume gains and losses per the terms of these agreements.

Under the storage services agreements with both HST and WHC, the Partnership is obligated to make available to MPC, on a firm basis, the available storage capacity at the tank farms and butane and propane caverns and MPC pays the Partnership a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity.

MPLXT is a party to a terminal services agreement with MPC, dated March 1, 2017. Under this agreement, MPLXT provides terminal storage for refined petroleum products, as well as related services, for MPC. MPC pays MPLXT monthly for such services based on contractual fees relating to MPC product deliveries as well as any viscosity surcharges, loading, handling, transfers or other related charges. This agreement is set to expire on March 31, 2026 and automatically renews for two additional renewal terms of five years each unless terminated by either party.

The Partnership is party to various employee services agreements with MPC under which the Partnership reimburses MPC for employee benefit expenses, along with the provision of operational and management services, including those in support of HST, WHC and MPLXT.

Related Party Transactions

Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Service revenues
MPC	$255	$177
Rental income
MPC	$67	$38
Product sales(1)
MPC	$2	$3

(1)
For the three months ended March 31, 2017 and 2016, there were $57 million and $5 million, respectively, of additional product sales to MPC that net to zero within the consolidated financial statements, as the transactions are recorded net due to the terms of the agreements under which such product was sold.

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

The revenue received from related parties, included in Other income-related parties on the Consolidated Statements of Income, was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
MPC	$11	$14
MarkWest Utica EMG	4	2
Ohio Gathering	4	4
Other	3	1
Total	$22	$21

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

	Three Months Ended March 31,
(In millions)	2017	2016
Purchases - related parties	$15	$7
General and administrative expenses	8	10
Total	$23	$17

Also under terms of the omnibus agreement, some service costs related to engineering services are associated with assets under construction. These costs added to Property, plant and equipment were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
MPC	$10	$10

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

Employee services expenses from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Purchases - related parties	$92	$71
General and administrative expenses	25	21
Total	$117	$92

Receivables from related parties, which include reimbursements from the MarkWest Merger to be provided by MPC for the conversion of Class B units, were as follows:

(In millions)	March 31, 2017	December 31, 2016
MPC	$177	$242
Sherwood Midstream	14	—
Jefferson Gas Gathering	2	—
MarkWest Utica EMG	—	2
Ohio Gathering	3	2
Other	2	1
Total	$198	$247

Long-term receivables with related parties, which includes straight line rental income, were as follows:

(In millions)	March 31, 2017	December 31, 2016
MPC	$13	$11

Payables to related parties were as follows:

(In millions)	March 31, 2017	December 31, 2016
MPC	$59	$63
MarkWest Utica EMG	29	24
Sherwood Midstream	3	—
Total	$91	$87

During the three months ended March 31, 2017 and the year ended December 31, 2016, MPC did not ship its minimum committed volumes on certain pipeline systems. In addition, capital projects the Partnership is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable transportation services agreements. The Deferred revenue-related parties balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	March 31, 2017	December 31, 2016
Minimum volume deficiencies - MPC	$50	$48
Project reimbursements - MPC	14	9
Total	$64	$57

6. Net Income (Loss) Per Limited Partner Unit

Net income (loss) per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income (loss) attributable to MPLX LP by the weighted average number of common units outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income (loss) per unit applicable to limited partners. The classes of participating securities include common units, general partner units, Preferred units, certain equity-based compensation awards and incentive distribution rights (“IDRs”).

As discussed in Note 1, the HST, WHC and MPLXT acquisition was a transfer between entities under common control. As entities under common control with MPC, prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the prior period earnings have been allocated to the general partner and do not affect the net income (loss) per unit calculation. The earnings for the entities acquired under common control will be included in the net income (loss) per unit calculation prospectively as described above.

For the three months ended March 31, 2017 and 2016, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Diluted net income (loss) per limited partner unit for the three months ended March 31, 2016 is the same as basic net income (loss) per limited partner unit since the inclusion of any potential common units would have been anti-dilutive. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2017 and 2016 were less than 1 million and approximately 10 million, respectively.

	Three Months Ended March 31,
(In millions)	2017	2016
Net income (loss) attributable to MPLX LP	$150	$(60)
Less: Limited partners’ distributions declared on Preferred units (1)	16	—
General partner’s distributions declared (including IDRs) (1)	65	44
Limited partners’ distributions declared on common units (1)	198	156
Undistributed net loss attributable to MPLX LP	$(129)	$(260)

(1)	See Note 7 for distribution information.

	Three Months Ended March 31, 2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$65	$198	$16	$279
Undistributed net loss attributable to MPLX LP	(3)	(126)	—	(129)
Net income attributable to MPLX LP (1)	$62	$72	$16	$150
Weighted average units outstanding:
Basic	7	362	31	400
Diluted	7	367	31	405
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.20
Diluted		$0.19

	Three Months Ended March 31, 2016
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income (loss) attributable to MPLX LP:
Distributions declared (including IDRs)	$44	$156	$200
Undistributed net loss attributable to MPLX LP	(5)	(255)	(260)
Net income (loss) attributable to MPLX LP (1)	$39	$(99)	$(60)
Weighted average units outstanding:
Basic	7	300	307
Diluted	7	300	307
Net loss attributable to MPLX LP per limited partner unit:
Basic		$(0.33)
Diluted		$(0.33)

(1)	Allocation of net income (loss) attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

7. Equity

The changes in the number of units outstanding from December 31, 2016 through March 31, 2017 are summarized below:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2016	357,193,288	3,990,878	7,371,105	368,555,271
Unit-based compensation awards(1)	99,463	—	2,030	101,493
Issuance of units under the ATM Program(2)	4,151,258	—	84,720	4,235,978
Contribution of HST/WHC/MPLXT(3)	12,960,376	—	264,497	13,224,873
Balance at March 31, 2017	374,404,385	3,990,878	7,722,352	386,117,615

(1)
As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $1 million in exchange for 2,030 general partner units to maintain its two percent GP Interest.

(2)	As a result of common units issued under the ATM Program during the period, MPLX GP contributed $3 million in exchange for 84,720 general partner units to maintain its two percent GP Interest.

(3)	See Note 3 for information regarding the HST, WHC and MPLXT acquisition.

Net Income Allocation – In preparing the Consolidated Statements of Equity, net income (loss) attributable to MPLX LP is allocated to Preferred unitholders based on a fixed distribution schedule, as discussed in Note 8, and subsequently allocated to the general partner and limited partner unitholders. However, when distributions related to the incentive distribution rights are made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders, based on their respective ownership percentages. The following table presents the allocation of the general partner’s GP Interest in net income attributable to MPLX LP:

	Three Months Ended March 31,
(In millions)	2017	2016
Net income (loss) attributable to MPLX LP	$150	$(60)
Less: Preferred unit distributions	16	—
General partner's incentive distribution rights and other	61	41
Net income (loss) attributable to MPLX LP available to general and limited partners	$73	$(101)

General partner's two percent GP Interest in net income (loss) attributable to MPLX LP	$1	$(2)
General partner's incentive distribution rights and other	61	41
General partner's GP Interest in net income attributable to MPLX LP	$62	$39

Cash distributions – The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and general partner will receive. In accordance with the partnership agreement, on April 26, 2017, the Partnership declared a quarterly cash distribution, based on the results of the first quarter of 2017, totaling $263 million, or $0.5400 per unit. These distributions will be paid on May 15, 2017 to unitholders of record on May 8, 2017.

The allocation of total quarterly cash distributions to general, limited and Preferred unitholders is as follows for the three months ended March 31, 2017 and 2016. The Partnership’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2017	2016
General partner's distributions:
General partner's distributions on general partner units	$5	$4
General partner's distributions on incentive distribution rights	60	40
Total distribution on general partner units and incentive distribution rights	$65	$44
Limited partners' distributions:
Common unitholders, includes common units of general partner	$198	$156
Subordinated unitholders	—	—
Total limited partners' distributions	198	156
Preferred unit distributions	16	—
Total cash distributions declared	$279	$200

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

The Preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred units are entitled to receive cumulative quarterly distributions equal to $0.528125 per unit. Following the second anniversary of the issuance of the Preferred units, the holders of the Preferred units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to common units.

The changes in the redeemable preferred balance from December 31, 2016 through March 31, 2017 are summarized below:

(In millions)	Redeemable Preferred Units
Balance at December 31, 2016	$1,000
Net income	16
Distributions received by Preferred unitholders	(16)
Balance at March 31, 2017	$1,000

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

The Preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside the Partnership’s control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Preferred units have been recorded at their issuance date fair value, net of issuance costs. Income allocations increase the carrying value, and declared distributions decreased the carrying value of the Preferred units. As the Preferred units are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Preferred units would become redeemable.

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

•
L&S – transports, stores and distributes crude oil and refined petroleum products. Segment information for prior periods includes HST, WHC and MPLXT as they are entities under common control. Segment information for periods prior to the Ozark pipeline acquisition does not include amounts for these operations. See Note 3 for more detail of these acquisitions.

•	G&P – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs.

The Partnership has investments in entities that are accounted for using the equity method of accounting (see Note 4). However, the CEO views the Partnership-operated equity method investments’ financial information as if those investments were consolidated.

Segment operating income represents income from operations attributable to the reportable segments. Corporate general and administrative expenses, unrealized derivative gains (losses), property, plant and equipment, goodwill impairment and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially-owned entities that are either consolidated or accounted for as equity method investments. Segment operating income attributable to MPLX LP excludes the operating income related to the Predecessors of the HSM, HST, WHC and MPLXT businesses, prior to the dates they were acquired by MPLX LP.

The tables below present information about income from operations and capital expenditures for the reported segments:

	Three Months Ended March 31, 2017
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$345	$597	$942
Segment other income	12	1	13
Total segment revenues and other income	357	598	955
Costs and expenses:
Segment cost of revenues	148	253	401
Segment operating income before portion attributable to noncontrolling interest and Predecessor	209	345	554
Segment portion attributable to noncontrolling interest and Predecessor	53	36	89
Segment operating income attributable to MPLX LP	$156	$309	$465

	Three Months Ended March 31, 2016
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$231	$498	$729
Segment other income	16	—	16
Total segment revenues and other income	247	498	745
Costs and expenses:
Segment cost of revenues	97	200	297
Segment operating income before portion attributable to noncontrolling interest and Predecessor	150	298	448
Segment portion attributable to noncontrolling interest and Predecessor	62	41	103
Segment operating income attributable to MPLX LP	$88	$257	$345

	Three Months Ended March 31,
(In millions)	2017	2016
Reconciliation to Income from operations:
L&S segment operating income attributable to MPLX LP	$156	$88
G&P segment operating income attributable to MPLX LP	309	257
Segment operating income attributable to MPLX LP	465	345
Segment portion attributable to unconsolidated affiliates	(40)	(42)
Segment portion attributable to Predecessor	53	62
Income from equity method investments	5	5
Other income - related parties	11	7
Unrealized derivative gains (losses)(1)	16	(9)
Depreciation and amortization	(187)	(136)
Impairment expense	—	(129)
General and administrative expenses	(58)	(53)
Income from operations	$265	$50

	Three Months Ended March 31,
(In millions)	2017	2016
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$955	$745
Revenue adjustment from unconsolidated affiliates	(92)	(104)
Income from equity method investments	5	5
Other income - related parties	11	7
Unrealized derivative gains (losses)(1)	7	(8)
Total revenues and other income	$886	$645

	Three Months Ended March 31,
(In millions)	2017	2016
Reconciliation to Net income attributable to noncontrolling interests and Predecessor:
Segment portion attributable to noncontrolling interest and Predecessor	$89	$103
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(36)	(34)
Portion of operating income attributable to noncontrolling interest of unconsolidated affiliates	(16)	(23)
Net income attributable to noncontrolling interests and Predecessor	$37	$46

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

The following reconciles segment capital expenditures to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2017	2016
L&S segment capital expenditures	$97	$75
G&P segment capital expenditures	298	273
Total segment capital expenditures	395	348
Less: Capital expenditures for Partnership-operated, non-wholly-owned subsidiaries in G&P segment	115	44
Total capital expenditures	$280	$304

Total assets by reportable segment were:

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$265	$234
L&S	3,713	2,978
G&P	14,307	14,297
Total assets	$18,285	$17,509

10. Inventories

Inventories consist of the following:

(In millions)	March 31, 2017	December 31, 2016
NGLs	$1	$2
Line fill	8	9
Spare parts, materials and supplies	53	44
Total inventories	$62	$55

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	March 31, 2017	December 31, 2016
Natural gas gathering and NGL transportation pipelines and facilities	$4,843	$4,748
Processing, fractionation and storage facilities	3,654	3,467
Pipelines and related assets	2,005	1,799
Barges and towing vessels	528	479
Terminals and related assets	889	839
Land, building, office equipment and other	711	757
Construction-in-progress	780	1,013
Total	13,410	13,102
Less accumulated depreciation	1,999	1,694
Property, plant and equipment, net	$11,411	$11,408

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

	March 31, 2017		December 31, 2016
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$—	$—	$—	$—
Significant unobservable inputs (Level 3)
Commodity contracts	1	(1)	—	(6)
Embedded derivatives in commodity contracts	—	(44)	—	(54)
Total carrying value in Consolidated Balance Sheets	$1	$(45)	$—	$(60)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of March 31, 2017. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period
Commodity contracts	Assets	Forward ethane prices (per gallon)(1)	$0.24 - $0.28	Apr. 17 - Dec. 17
		Forward isobutane prices (per gallon)(1)	$0.71 - $0.81	Apr. 17 - Dec. 18
		Forward normal butane prices (per gallon)(1)	$0.64 - $0.77	Apr. 17 - Dec. 18
Commodity contracts	Liabilities	Forward propane prices (per gallon)(1)	$0.56 - $0.64	Apr. 17 - Dec. 18
		Forward natural gasoline prices (per gallon)(1)	$1.08 - $1.16	Apr. 17 - Dec. 18

Embedded derivatives in commodity contracts	Liabilities	Forward propane prices (per gallon)(1)	$0.53 - $0.64	Apr. 17 - Dec. 22
		Forward isobutane prices (per gallon)(1)	$0.68 - $0.81	Apr. 17 - Dec. 22
		Forward normal butane prices (per gallon)(1)	$0.64 - $0.77	Apr. 17 - Dec. 22
		Forward natural gasoline prices (per gallon)(1)	$1.04 - $1.16	Apr. 17 - Dec. 22
		Forward natural gas prices (per mmbtu)(2)	$2.22 - $3.35	Apr. 17 - Dec. 22
		Probability of renewal(3)	50.0%
		Probability of renewal for second 5-yr term(3)	75.0%

(1)	NGL prices used in the valuations are lower in the early years and increase over time.

(2)	Natural gas prices used in the valuations are higher in the early years and decrease over time.

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

Embedded derivatives in commodity contracts – The Partnership has one embedded derivative liability comprised of both the purchase of natural gas at prices impacted by the frac spread and the probability of contract renewal (the “Natural Gas Embedded Derivative”), as discussed further in Note 13. Increases (decreases) in the frac spread result in an increase (decrease) in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

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

Management is responsible for the valuation of the Natural Gas Embedded Derivative discussed in Note 13. Included in the valuation of the Natural Gas Embedded Derivative are assumptions about the forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. The Risk Department must develop forward price curves for NGLs and natural gas through the initial contract term (April 2017 through December 2022) for management’s use in determining the fair value of the Natural Gas Embedded Derivative. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves. Management also assesses the probability of the producer customer’s renewal of the contracts, which includes consideration of:

•
The estimated favorability of the contracts to the producer customer as compared to other options that would be available to them at the time and in the relative geographic area of their producing assets;

•	Extrapolated pricing curves, using a weighted average probability method that is based on historical frac spreads, which impact the calculation of favorability; and

•	The producer customer’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts.

Changes in Level 3 Fair Value Measurements

The tables below include a rollforward of the balance sheet amounts for the three months ended March 31, 2017 and 2016, respectively (including the change in fair value), for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(6)	$(54)	$7	$(32)
Total gain (loss) (realized and unrealized) included in earnings(1)	5	8	(1)	(4)
Settlements	1	2	(6)	2
Fair value at end of period	$—	$(44)	$—	$(34)
The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$5	$8	$(2)	$(3)

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Product sales in the accompanying Consolidated Statements of Income. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs.

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

The fair value of the Partnership’s long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and the Partnership’s unsecured borrowing rate. The long-term debt and SMR liability fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of the long-term debt, excluding capital leases, and SMR liability.

	March 31, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$7,290	$6,675	$4,953	$4,422
SMR liability	107	95	108	96

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

As a result of its current derivative positions, the Partnership has mitigated a portion of its expected commodity price risk through the fourth quarter of 2018. The Partnership would be exposed to additional commodity risk in certain situations such as if producers under-deliver or over-deliver product or when processing facilities are operated in different recovery modes. In the event the Partnership has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

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

Volume of Commodity Derivative Activity

As of March 31, 2017, the Partnership had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (bbl)	Short	51,900
Natural Gas (MMBtu)	Long	1,431,472
NGLs (gal)	Short	81,257,382

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, the Partnership executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five-year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contract. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of March 31, 2017 and December 31, 2016, the estimated fair value of this contract was a liability of $44 million and $54 million, respectively.

Financial Statement Impact of Derivative Contracts

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The impact of the Partnership’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2017		December 31, 2016
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / other current liabilities	$1	$(7)	$—	$(13)
Other noncurrent assets / deferred credits and other liabilities	—	(38)	—	(47)
Total	$1	$(45)	$—	$(60)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

Certain derivative positions are subject to master netting agreements, therefore the Partnership has elected to offset derivative assets and liabilities that are legally permissible to be offset. The net amounts in the table below equal the balances presented in the Consolidated Balance Sheets:

	March 31, 2017
	Assets			Liabilities
(In millions)	Gross Amount	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Gross Amount	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities in the Consolidated Balance Sheets
Current
Commodity contracts	$2	$(1)	$1	$(2)	$1	$(1)
Embedded derivatives in commodity contracts	—	—	—	(6)	—	(6)
Total current derivative instruments	2	(1)	1	(8)	1	(7)

Non-current
Commodity contracts	—	—	—	—	—	—
Embedded derivatives in commodity contracts	—	—	—	(38)	—	(38)
Total non-current derivative instruments	—	—	—	(38)	—	(38)

Total derivative instruments	$2	$(1)	$1	$(46)	$1	$(45)

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

The impact of the Partnership’s derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in the Consolidated Statements of Income is summarized below.

	Three Months Ended March 31,
(In millions)	2017	2016
Product sales
Realized (loss) gain	$(1)	$7
Unrealized gain (loss)	7	(8)
Total revenue: derivative gain (loss) from product sales	6	(1)
Purchased product costs
Realized loss	(2)	(1)
Unrealized gain (loss)	9	(1)
Total purchased product costs: derivative gain (loss) from product purchases	7	(2)
Cost of Revenues
Realized loss	—	(1)
Total cost of revenues: derivative loss from cost of revenues	—	(1)
Total derivative gains (losses)	$13	$(4)

14. Debt

The Partnership’s outstanding borrowings consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
MPLX LP:
Bank revolving credit facility due 2020	$—	$—
Term loan facility due 2019	250	250
5.500% senior notes due February 2023	710	710
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	—
5.200% senior notes due March 2047	1,000	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023 - 2025	63	63
MPL - capital lease obligations due 2020	8	8
Total	7,108	4,858
Unamortized debt issuance costs	(28)	(7)
Unamortized discount	(425)	(428)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$6,654	$4,422

Credit Agreements

During the three months ended March 31, 2017, the Partnership had no borrowings under the bank revolving credit facility. At March 31, 2017, the Partnership had no outstanding borrowings and $3 million letters of credit outstanding under this facility, resulting in total availability of $2.0 billion, or 99.9 percent of the borrowing capacity.

The $250 million term loan facility was drawn in full on November 20, 2014. The borrowings under this facility during the three months ended March 31, 2017 were at an average interest rate of 2.261 percent.

Senior Notes

On February 10, 2017, the Partnership completed a public offering of $2.25 billion aggregate principal amount of unsecured senior notes, consisting of (i) $1.25 billion aggregate principal amount of 4.125 percent senior notes due in March 2027; and (ii) $1.0 billion aggregate principal amount of 5.200 percent senior notes due in March 2047 (collectively, the “New Senior Notes”). The net proceeds from the New Senior Notes totaled approximately $2.22 billion, after deducting underwriting discounts, and were used for general partnership purposes and capital expenditures. Interest on each series of the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2017.

15. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$49	$53
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	$6	$(4)
Contribution of fixed assets to joint venture(1)	328	—

(1)	Contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 4.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2017	2016
Increase (decrease) in capital accruals	$2	$(23)

In connection with the acquisition of HSM described in Note 3, MPC agreed to waive first quarter 2016 distributions on the MPLX LP common units issued in connection with the transaction. MPC did not receive general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX LP common units with respect to the first quarter distributions. The value of these waived distributions was $15 million. In connection with the acquisition of HST, WHC and MPLXT described in Note 3, MPC agreed to waive two-thirds of the first quarter 2017 distributions on the MPLX LP common units issued in connection with the transaction. MPC will not receive general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX LP common units with respect to the first quarter distributions. The value of these waived distributions is $6 million. In connection with the Partnership’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter, which has been prorated to $0.8 million from the acquisition date.

16. Equity-Based Compensation

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common units for the three months ended March 31, 2017:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2016	1,173,411	$33.09
Granted	150,600	37.91
Settled	(158,814)	33.62
Forfeited	(18,055)	33.04
Outstanding at March 31, 2017	1,147,142	33.65

Performance Units – The Partnership grants performance units under the MPLX LP 2012 Incentive Compensation Plan to certain officers of the general partner and certain eligible MPC officers who make significant contributions to its business. These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units. The performance units paying out in units are accounted for as equity awards. The performance units granted in 2017 are hybrid awards having a three-year performance period of January 1, 2017 through December 31, 2019. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX LP’s distributable cash flow during the last twelve months of the performance period, and a market condition based on MPLX LP’s total unitholder return over the entire three year performance period. The market condition was valued using a Monte Carlo valuation, with the result being combined with the expected payout of the performance condition as of the grant date, resulting in a grant date fair value of $0.90 for the 2017 equity-classified performance units.

The following is a summary of the equity-classified performance unit award activity for the three months ended March 31, 2017:

Number of Units
Outstanding at December 31, 2016	1,799,249
Granted	1,365,937
Settled	(464,500)
Forfeited	(14,375)
Outstanding at March 31, 2017	2,686,311

17. Commitments and Contingencies

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

At March 31, 2017 and December 31, 2016, accrued liabilities for remediation totaled $1 million. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At March 31, 2017 and December 31, 2016, there was $4 million and less than $1 million, respectively, in receivables from MPC for indemnification of environmental costs related to incidents occurring prior to the Initial Offering.

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

MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream has submitted a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis and were not the subject of regulation and consequently that the settlement proposal is excessive. MarkWest Liberty Midstream will continue to negotiate with EPA regarding the amount and scope of the proposed settlement.

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

Contractual Commitments and Contingencies – At March 31, 2017, the Partnership’s contractual commitments to acquire property, plant and equipment totaled $409 million. These commitments at March 31, 2017 were primarily related to plant expansion projects for the Marcellus and Southwest Operations and the Cornerstone Pipeline project. In addition, from time to time and in the ordinary course of business, the Partnership and its affiliates provide guarantees of the Partnership’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2017, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

PARTNERSHIP OVERVIEW

We are a diversified, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire midstream energy infrastructure assets. We are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the transportation, storage and distribution of crude oil and refined petroleum products.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended March 31, 2017 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S segment operating income attributable to MPLX LP increased approximately $68 million, or 77 percent, for the three months ended March 31, 2017 compared to the same period of 2016 due to our acquisition of HSM as of March 31, 2016. See further discussion below concerning this acquisition, and Note 3 of the Notes to Consolidated Financial Statements. The first quarter of 2017 as compared to the same period in 2016 also benefited from income generated from the Cornerstone Pipeline, which became fully operational during the fourth quarter of 2016.

•
G&P segment operating income attributable to MPLX LP increased approximately $52 million, or 20 percent, for the three months ended March 31, 2017 compared to the same period of 2016. The G&P segment realized volume and product price increases during the first quarter of 2017 primarily due to expansions in the Southwest, growth at the Sherwood, Majorsville, and Keystone plants, and the commencement of operations of a third fractionation train at the Hopedale complex. Compared to the first quarter of 2016, processing volumes were up approximately nine percent, fractionated volumes were up approximately 14 percent, offset by gathering volumes that were down approximately five percent. To support additional demand, we began construction of a second 200 million cubic feet per day gas processing plant adjacent to our existing Hidalgo plant with expected completion in early 2018. Additionally, there were lower transportation costs and other operating expenses.

•
Net income for the three months ended March 31, 2017 was $187 million, first-quarter DCF, a non-GAAP measure, was $338 million and first-quarter 2017 distributions were $0.5400 per common unit, which represents a seven percent increase over the first-quarter 2016 distributions.

Acquisition and Growth Activities

•
On March 1, 2017, we acquired certain pipeline, storage and terminal assets from MPC for $1.5 billion in cash and the issuance of $503 million in MPLX LP equity. The assets consist of 174 miles of crude oil pipelines and 430 miles of refined products pipelines, nine butane and propane storage caverns located in Michigan with approximately 1.8 million barrels of natural gas liquids storage capacity, 59 terminals for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products, along with one leased terminal and partial ownership interest in two terminals. Collectively, the 62 terminals have a combined total shell capacity of approximately 23.6 million barrels. The terminal facilities are located primarily in the Midwest, Gulf Coast and Southeast regions of the United States. The stable, fee-based earnings from these assets add both scale and diversification to the Partnership’s portfolio of high-quality midstream assets.

•
On March 1, 2017, we purchased the 433-mile, 22-inch Ozark crude oil pipeline for $220 million. The pipeline is capable of transporting approximately 230 mbpd and expands the footprint of our logistics and storage segment by connecting Cushing, Oklahoma-sourced volumes to our extensive Midwest pipeline network. An expansion project to increase the line's capacity to approximately 345 mbpd is expected to be completed in the second quarter of 2018.

•
On February 15, 2017, we acquired a 9.1875 percent indirect equity interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Company Pipeline projects, collectively referred to as the Bakken Pipeline system, for $500 million. The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast.

•
On February 6, 2017, we formed a strategic joint venture with Antero Midstream to process natural gas at the Sherwood Complex and fractionate natural gas liquids at the Hopedale Complex. This unique transaction strengthens our long-term relationship with the largest producer in the Appalachian Basin and provides the Partnership with substantial future growth opportunities. As part of this agreement, Antero Midstream has released to the joint venture the dedication of approximately 195,000 gross operated acres located in Tyler, Wetzel and Ritchie counties of West Virginia. We contributed cash of $20 million, along with $343 million of assets, comprised of real property, equipment and facilities, including three 200 mmcf/d gas processing plants under construction at the Sherwood Complex. Antero Midstream contributed cash of $154 million. The joint venture commenced operations of the first new facility during the first quarter of 2017, and expects to commence operations of the second, third and fourth new facilities during the third quarter of 2017, first quarter of 2018 and late 2018, respectively. In addition to the four new processing facilities, the joint venture contemplates the development of up to another seven processing facilities to support Antero Resources Corporation, which would be located at both the Sherwood Complex and a new location in West Virginia. At the Hopedale Complex, the largest fractionation facility in the Marcellus and Utica shales, the joint venture will also support the growth of Antero Resources Corporation’s NGL production by investing in 20 mbpd of existing fractionation capacity, with options to invest in future fractionation expansions.

Financing Activities

•	On February 10, 2017, we completed a public offering of $2.25 billion aggregate principal amount senior notes.

•	During the first quarter 2017, we issued an aggregate of 4,151,258 commons units under our ATM Program, generating net proceeds of approximately $148 million.

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

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2017 and 2016, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for the acquisition of HST, WHC and MPLXT.

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Total revenues and other income	$886	$645	$241
Costs and expenses:
Cost of revenues (excludes items below)	113	94	19
Purchased product costs	131	79	52
Rental cost of sales	12	14	(2)
Purchases - related parties	107	78	29
Depreciation and amortization	187	136	51
Impairment expense	—	129	(129)
General and administrative expenses	58	53	5
Other taxes	13	12	1
Total costs and expenses	621	595	26
Income from operations	265	50	215
Related party interest and other financial costs	—	1	(1)
Interest expense (net of amounts capitalized of $7 million and $7 million, respectively)	66	55	11
Other financial costs	12	12	—
Income (loss) before income taxes	187	(18)	205
Benefit for income taxes	—	(4)	4
Net income (loss)	187	(14)	201
Less: Net income attributable to noncontrolling interests	1	—	1
Less: Net income attributable to Predecessor	36	46	(10)
Net income (loss) attributable to MPLX LP	$150	$(60)	$210

Adjusted EBITDA attributable to MPLX LP(1)	$423	$302	$121
DCF(1)	$354	$236	$118
DCF attributable to GP and LP unitholders(1)	$338	$236	$102

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income (Loss):
Net income (loss)	$187	$(14)	$201
Depreciation and amortization	187	136	51
Benefit for income taxes	—	(4)	4
Amortization of deferred financing costs	12	11	1
Non-cash equity-based compensation	3	2	1
Impairment expense	—	129	(129)
Net interest and other financial costs	66	57	9
Income from equity method investments	(5)	(5)	—
Distributions from unconsolidated subsidiaries	33	38	(5)
Unrealized derivative (gains) losses(1)	(16)	9	(25)
Acquisition costs	4	1	3
Adjusted EBITDA	471	360	111
Adjusted EBITDA attributable to noncontrolling interests	(1)	(1)	—
Adjusted EBITDA attributable to Predecessor(2)	(47)	(57)	10
Adjusted EBITDA attributable to MPLX LP	423	302	121
Deferred revenue impacts	8	3	5
Net interest and other financial costs	(66)	(57)	(9)
Maintenance capital expenditures	(12)	(13)	1
Other	(1)	—	(1)
Portion of DCF adjustments attributable to Predecessor(2)	2	1	1
DCF	354	236	118
Preferred unit distributions	(16)	—	(16)
DCF attributable to GP and LP unitholders	$338	$236	$102

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$377	$321	$56
Changes in working capital items	51	(13)	64
All other, net	(16)	(17)	1
Non-cash equity-based compensation	3	2	1
Net gain on disposal of assets	(1)	—	(1)
Net interest and other financial costs	66	57	9
Asset retirement expenditures	1	—	1
Unrealized derivative (gains) losses(1)	(16)	9	(25)
Acquisition costs	4	1	3
Other	2	—	2
Adjusted EBITDA	471	360	111
Adjusted EBITDA attributable to noncontrolling interests	(1)	(1)	—
Adjusted EBITDA attributable to Predecessor(2)	(47)	(57)	10
Adjusted EBITDA attributable to MPLX LP	423	302	121
Deferred revenue impacts	8	3	5
Net interest and other financial costs	(66)	(57)	(9)
Maintenance capital expenditures	(12)	(13)	1
Other	(1)	—	(1)
Portion of DCF adjustments attributable to Predecessor(2)	2	1	1
DCF	354	236	118
Preferred unit distributions	(16)	—	(16)
DCF attributable to GP and LP unitholders	$338	$236	$102

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

(2)	The Adjusted EBITDA and DCF adjustments related to the Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF prior to the acquisition dates.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Total revenues and other income increased $241 million in the first quarter of 2017 compared to the same period of 2016. This variance was primarily due to the inclusion of $103 million of revenue generated by MPLXT since it was not formed as a business until April 1, 2016, as well as $7 million from the acquisition of the Ozark pipeline and $4 million due to an increase in the recognition of revenues related to volume deficiency payments. In addition, product sales increased approximately $102 million resulting from higher prices and volumes as well as higher fee revenues from growth in the Marcellus area and the addition of the Hidalgo plant.

Cost of revenues increased $19 million in the first quarter of 2017 compared to the same period of 2016. This variance was primarily due to the inclusion of MPLXT during the first quarter of 2017, as well as the Ozark pipeline.

Purchased product costs increased $52 million in the first quarter of 2017 compared to the same period of 2016. This variance was primarily due to higher NGL prices and purchase volumes in the Southwest area.

Purchases-related parties increased $29 million in the first quarter of 2017 compared to the same period of 2016. The increase was primarily due to the inclusion of approximately $23 million related party purchases from MPLXT as well as general increases in employee costs due to increased headcount.

Depreciation and amortization expense increased $51 million in the first quarter of 2017 compared to the same period of 2016. This variance was primarily due to accelerated depreciation expense of approximately $28 million incurred related to the decommissioning of the Houston 1 facility in the Marcellus area, approximately $10 million of additional depreciation due to the inclusion of MPLXT, as well additions to in-service property plant and equipment throughout 2016 and the first quarter of 2017.

General and administrative expenses increased $5 million in the first quarter of 2017 compared to the same period of 2016. The increases were primarily due to the inclusion of MPLXT general and administrative services of approximately $9 million, offset by a reduction in MPC charges to the Partnership for executive management services and certain general and administrative services under the terms of its omnibus agreement.

Net interest expense and other financial costs increased $11 million in the first quarter of 2017 compared to the same period of 2016. The increase is mainly due to the New Senior Notes issued in February 2017 partially offset by decreased borrowings on the bank revolving credit facility.

SEGMENT RESULTS

We classify our business in the following reportable segments: L&S and G&P. Segment operating income represents income from operations attributable to the reportable segments. We have investments in entities that we operate that are accounted for using equity method investment accounting standards. However, we view financial information as if those investments were consolidated. Corporate general and administrative expenses, unrealized derivative gains (losses), property, plant and equipment impairment, goodwill impairment and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments. Segment operating income attributable to MPLX LP excludes the operating income related to the HSM Predecessor prior to the March 31, 2016 acquisition and the HST, WHC and MPLXT Predecessor prior to the March 1, 2017 acquisition. MPLXT was not considered a business prior to April 1, 2016, so is not included in the three months ended March 31, 2016.

The tables below present information about segment operating income for the reported segments.

L&S Segment

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Revenues and other income:
Segment revenue	$345	$231	$114
Segment other income	12	16	(4)
Total segment revenues and other income	357	247	110
Costs and expenses:
Segment cost of revenues	148	97	51
Segment operating income before portion attributable to noncontrolling interest and Predecessor	209	150	59
Segment portion attributable to noncontrolling interest and Predecessor	53	62	(9)
Segment operating income attributable to MPLX LP	$156	$88	$68

Three months ended March 31, 2017 compared to three months ended March 31, 2016

In the first quarter of 2017 compared to the same period of 2016, segment revenue increased primarily due to the inclusion of $103 million of revenue generated by MPLXT and its subsidiaries, as well as $7 million from the acquisition of the Ozark pipeline and $4 million due to an increase in recognition of revenues related to volume deficiency payments.

In the first quarter of 2017 compared to the same period of 2016, segment other income decreased due to the elimination of operating fees related to the acquisition of HST.

In the first quarter of 2017 compared to the same period of 2016, segment cost of revenues increased primarily due to the acquisitions of MPLXT and the Ozark pipeline.

In the first quarter of 2017 compared to the same period of 2016, the segment portion attributable to noncontrolling interest and Predecessor decreased due to the exclusion of HSM in the first quarter of 2017 after the acquisition on March 31, 2016, offset by the inclusion of MPLXT for the first two months of the first quarter of 2017, as the business was acquired on March 1, 2017.

During the first quarter of 2017, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC was obligated to make a $14 million deficiency payment. We record deficiency payments as Deferred revenue-related parties on our Consolidated Balance Sheets. In the first quarter of 2017, we recognized revenue of $11 million related to volume deficiency credits. At March 31, 2017, the cumulative balance of Deferred revenue-related parties on our Consolidated Balance Sheets related to volume deficiencies was $50 million. The following table presents the future expiration dates of the associated deferred revenue credits as of March 31, 2017:

(In millions)
June 30, 2017	$9
September 30, 2017	7
December 31, 2017	11
March 31, 2018	10
June 30, 2018	2
September 30, 2018	3
December 31, 2018	4
March 31, 2019	4
Total	$50

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

G&P Segment

Our assets include approximately 5,500 mmcf/d of gathering capacity, 7,700 mmcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity. We also own more than 5,600 miles of gas gathering and NGL pipelines and have ownership interests in 55 gas processing plants, 14 NGL fractionation facilities and two condensate stabilization facilities.

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Revenues and other income:
Segment revenue	$597	$498	$99
Segment other income	1	—	1
Total segment revenues and other income	598	498	100
Costs and expenses:
Segment cost of revenues	253	200	53
Segment operating income before portion attributable to noncontrolling interest	345	298	47
Segment portion attributable to noncontrolling interest	36	41	(5)
Segment operating income attributable to MPLX LP	$309	$257	$52

Three months ended March 31, 2017 compared to three months ended March 31, 2016

In the first quarter of 2017 compared to the same period of 2016, segment revenue increased approximately $99 million due to increased pricing on product sales of approximately $76 million and increased volumes of $11 million, and increased fees on higher volumes of $12 million due to new processing plants in the Marcellus and Southwest areas and additional fractionation capacity in the Marcellus area.

In the first quarter of 2017 compared to the same period of 2016, segment cost of revenues increased approximately $53 million due primarily to increased product costs resulting from higher prices of $53 million and increased volumes of $9 million primarily in the Southwest area offset by lower facility costs of $9 million in the Marcellus area because of lower transportation costs and other operating efficiencies in the first quarter of 2016.

In the first quarter of 2017 compared to the same period of 2016, the segment portion attributable to noncontrolling interest decreased approximately $5 million due primarily to lower gathered, processed, and fractionated volumes in our entities that are not wholly owned.

Segment Reconciliations

The following tables provide reconciliations of segment operating income to our consolidated income from operations, segment revenue to our consolidated total revenues and other income, and segment portion attributable to noncontrolling interest to our consolidated net income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016. Adjustments related to unconsolidated affiliates relate to our Partnership-operated non-wholly-owned entities that we consolidate for segment purposes. Income from equity method investments relates to our portion of income from our unconsolidated joint ventures of which Partnership-operated joint ventures are consolidated for segment purposes. Other income-related parties consists of operational service fee revenues from our operated unconsolidated affiliates. Unrealized derivative activity is not allocated to segments.

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Reconciliation to Income from operations:
L&S segment operating income attributable to MPLX LP	$156	$88	$68
G&P segment operating income attributable to MPLX LP	309	257	52
Segment operating income attributable to MPLX LP	465	345	120
Segment portion attributable to unconsolidated affiliates	(40)	(42)	2
Segment portion attributable to Predecessor	53	62	(9)
Income from equity method investments	5	5	—
Other income - related parties	11	7	4
Unrealized derivative gains (losses)(1)	16	(9)	25
Depreciation and amortization	(187)	(136)	(51)
Impairment expense	—	(129)	129
General and administrative expenses	(58)	(53)	(5)
Income from operations	$265	$50	$215

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$955	$745	$210
Revenue adjustment from unconsolidated affiliates	(92)	(104)	12
Income from equity method investments	5	5	—
Other income - related parties	11	7	4
Unrealized derivative gains (losses)(1)	7	(8)	15
Total revenues and other income	$886	$645	$241

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Reconciliation to Net income attributable to noncontrolling interests and Predecessor
Segment portion attributable to noncontrolling interest and Predecessor	$89	$103	$(14)
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(36)	(34)	(2)
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	(16)	(23)	7
Net income attributable to noncontrolling interests and Predecessor	$37	$46	$(9)

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

OUR G&P CONTRACTS WITH THIRD PARTIES

We generate the majority of our revenues in the G&P segment from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, exchange, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contracts to provide services under the following types of arrangements: fee-based, percent-of-proceeds, percent-of-index and keep-whole. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. See Item 1. Business – Our G&P Contracts With Third Parties in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of each of these types of arrangements.

The following table does not give effect to our active commodity risk management program. For further discussion of how we manage commodity price volatility for the portion of our net operating margin that is not fee-based, see Note 13 of the Notes to Consolidated Financial Statements. We manage our business by taking into account the partial offset of short natural gas positions primarily in the Southwest region of our G&P segment. The calculated percentages for net operating margin for percent-of-proceeds, percent-of-index and keep-whole contracts reflect the partial offset of our natural gas positions. The calculated percentages are less than one percent for percent-of-index due to the offset of our natural gas positions and, therefore, not meaningful to the table below.

For the three months ended March 31, 2017, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Keep-Whole(2)
L&S	100%	—%	—%
G&P(3)	87%	11%	2%
Total	92%	7%	1%

(1)	Includes condensate sales and other types of arrangements tied to NGL prices.

(2)	Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(3)	Includes unconsolidated affiliates (See Note 4 of the Notes to Consolidated Financial Statements).

The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
(In millions)	2017	2016
Reconciliation of net operating margin to income from operations:
Segment revenue	$942	$729
Segment purchased product costs	(140)	(78)
Realized derivative loss related to purchased product costs(1)	2	1
Net operating margin	804	652
Revenue adjustment from unconsolidated affiliates(2)	(92)	(104)
Realized derivative loss related to purchased product costs(1)	(2)	(1)
Unrealized derivative gains (losses)(1)	16	(9)
Income from equity method investments	5	5
Other income	2	2
Other income - related parties	22	21
Cost of revenues (excludes items below)	(113)	(94)
Rental cost of sales	(12)	(14)
Purchases - related parties	(107)	(78)
Depreciation and amortization	(187)	(136)
Impairment expense	—	(129)
General and administrative expenses	(58)	(53)
Other taxes	(13)	(12)
Income from operations	$265	$50

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

OPERATING DATA

	Three Months Ended March 31,
	2017	2016 (9)
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	1,624	1,576
Product pipelines	951	989
Total pipelines	2,575	2,565

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.59	$0.59
Product pipelines	0.76	0.66
Total pipelines	0.65	0.61

Terminal throughput (mbpd)	59,793	—

Marine Assets (number in operation)(2)
Barges	231	219
Towboats	18	18

G&P
Gathering Throughput (mmcf/d)
Marcellus Operations	926	903
Utica Operations(3)	914	990
Southwest Operations(4)	1,344	1,452
Total gathering throughput	3,184	3,345

Natural Gas Processed (mmcf/d)
Marcellus Operations	3,532	3,152
Utica Operations(3)	1,068	1,120
Southwest Operations	1,267	1,110
Southern Appalachian Operations	265	254
Total natural gas processed	6,132	5,636

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	291	237
Utica Operations(3)(5)	43	48
Southwest Operations	19	19
Southern Appalachian Operations(6)	14	17
Total C2 + NGLs fractionated(7)	367	321

Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$3.06	$1.99
C2 + NGL Pricing ($ per gallon)(8)	$0.64	$0.38

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	Utica is an unconsolidated equity method investment and is consolidated for segment purposes only.

(4)	Includes approximately 330 mmcf/d and 297 mmcf/d related to unconsolidated equity method investments, Wirth and MarkWest Pioneer, for the three months ended March 31, 2017 and 2016, respectively.

(5)
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

(6)	Includes NGLs fractionated for the Marcellus and Utica Operations.

(7)	Purity ethane makes up approximately 153 mbpd and 106 mbpd of total fractionated products for the three months ended March 31, 2017 and 2016, respectively.

(8)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

(9)	Pipeline throughput and tariff rates as of March 31, 2016 have been retrospectively adjusted to reflect the acquisition of HST.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $265 million at March 31, 2017 compared to $234 million at December 31, 2016. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$377	$321
Investing activities	(953)	(266)
Financing activities	607	(94)
Total	$31	$(39)

Net cash provided by operating activities increased $56 million in the first three months of 2017 compared to the first three months of 2016, the majority of which is related to increased net operating margins, offset by the increased use of cash due to timing of accounts payable, accrued liabilities and related party payable/receivables.

Net cash used in investing activities increased $687 million in the first three months of 2017 compared to the first three months of 2016, primarily due to the acquisition of an equity interest in the Bakken Pipeline system for $503 million, $220 million for the acquisition of the Ozark pipeline and investments in unconsolidated entities of approximately $45 million. Partially offsetting these items was a return of capital of $20 million from our acquisition of equity interests in Sherwood Midstream and Sherwood Midstream Holdings, a $16 million increase in investment loans with MPC as well as a decrease in cash used for additions to property, plant and equipment related to various capital projects.

Financing activities were a $607 million source of cash in the first three months of 2017 compared to a $94 million use of cash in the first three months of 2016. The source of cash in the first three months of 2017 was primarily due to $2.2 billion of net proceeds from the New Senior Notes, $126 million in contributions from noncontrolling interests, and $151 million of net proceeds from sales of common units under the ATM Program. These items were partially offset by distributions to MPC of $1.5 billion for the acquisition of HST, WHC and MPLXT and increased distributions of $52 million to unitholders due mainly to the increase in units outstanding as well as a four percent increase in the distribution per common unit.

Debt and Liquidity Overview

Our outstanding borrowings at March 31, 2017 and December 31, 2016 consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
MPLX LP:
Bank revolving credit facility due 2020	$—	$—
Term loan facility due 2019	250	250
5.500% senior notes due February 2023	710	710
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	—
5.200% senior notes due March 2047	1,000	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500%, due 2023 - 2025	63	63
MPL - capital lease obligations due 2020	8	8
Total	7,108	4,858
Unamortized debt issuance costs	(28)	(7)
Unamortized discount	(425)	(428)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$6,654	$4,422

The increase in debt as of March 31, 2017 compared to year-end 2016 was due to the public offering of the New Senior Notes in the first quarter of 2017 for general partnership purposes including the acquisition of HST, WHC and MPLXT from MPC, the acquisition of our equity interest in MarEn Bakken, the acquisition of the Ozark pipeline and capital expenditures. See Notes 3, 4 and 14 of the Notes to Consolidated Financial Statements for additional information.

Our bank revolving credit facility and term loan facility (“MPLX Credit Agreement”) include certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2017, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.87 to 1.0, as well as other covenants contained in the MPLX Credit Agreement.

Our intention is to maintain an investment grade credit profile. As of March 31, 2017, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

Rating Agency	Rating
Moody’s	Baa3 (stable outlook)
Standard & Poor’s	BBB- (stable outlook)
Fitch	BBB- (stable outlook)

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

Our liquidity totaled $2.8 billion at March 31, 2017 consisting of:

	March 31, 2017
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility(1)	$2,000	$(3)	$1,997
MPC Investment - loan agreement	500	—	500
Total liquidity	$2,500	$(3)	$2,497
Cash and cash equivalents			265
Total liquidity			$2,762

(1)	Outstanding borrowings include $3 million in letters of credit outstanding under this facility.

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

Equity and Preferred Units Overview

The table below summarizes the changes in the number of units outstanding through March 31, 2017:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2016	357,193,288	3,990,878	7,371,105	368,555,271
Unit-based compensation awards	99,463	—	2,030	101,493
Issuance of units under the ATM Program	4,151,258	—	84,720	4,235,978
Contribution of HSM	12,960,376	—	264,497	13,224,873
Balance at March 31, 2017	374,404,385	3,990,878	7,722,352	386,117,615

For more details on equity activity, see Notes 7 and 8 of the Notes to Consolidated Financial Statements.

The Partnership expects the net proceeds from sales under the ATM Program will be used for general partnership purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the three months ended March 31, 2017, the sale of common units under the ATM Program generated net proceeds of approximately $148 million.

MPC agreed to waive two-thirds of the first quarter 2017 distributions on the MPLX LP common units issued in connection with the acquisition of HST, WHC and MPLXT. MPC will not receive general partner distributions or incentive distribution rights that would have otherwise accrued on such MPLX LP common units with respect to the first quarter 2017 distributions. The value of these waived distributions is $6 million. Additionally, in connection with our acquisition of a partial, indirect equity interest in Bakken Pipeline system on February 15, 2017, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters beginning with the distributions declared in the first quarter of 2017 and paid to MPC in the second quarter, which has been prorated from the acquisition date.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $100 million per quarter, or $401 million per year, based on the number of common and general partner units outstanding at March 31, 2017. On April 26, 2017, we announced the board of directors of our general partner had declared a distribution of $0.5400 per unit that will be paid on May 15, 2017 to unitholders of record on May 8, 2017. This represents an increase of $0.0200 per unit, or four percent, above the fourth quarter 2016 distribution of $0.5200 per unit and an increase of seven percent over the first quarter 2016 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2017 and 2016. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2017	2016
Distribution declared:
Limited partner units - public	$149	$127
Limited partner units - MPC	47	29
Limited partner units - GP	2	—
General partner units - MPC	5	4
Incentive distribution rights - MPC	60	40
Total GP & LP distribution declared	263	200
Redeemable preferred units	16	—
Total distribution declared	$279	$200

Cash distributions declared per limited partner common unit	$0.5400	$0.5050

Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those implied in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; negative capital market conditions, including a persistence or increase of the current yield on common units, which is higher than historical yields; the timing and extent of changes in commodity prices and demand for natural gas, NGLs, crude oil, feedstocks or refined petroleum products; volatility in and/or degradation of market and industry conditions; completion of midstream capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution objectives; state and federal environmental, economic, health and safety, energy and other policies and regulations; changes to our capital budget; financial stability of our producer customers and MPC; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

MPC Strategic Actions

On January 3, 2017, MPC announced its plans to offer the Partnership the opportunity to acquire assets contributing an estimated $1.4 billion of annual EBITDA. The first drop of approximately $250 million of annual EBITDA took place in the first quarter, as discussed in Note 3 of the Notes to Consolidated Financial Statements. These planned dropdowns are subject to market conditions, requisite approvals and regulatory clearances, including tax clearance. The Partnership's plans for funding these dropdowns would likely include debt and equity in approximately equal proportions, with the equity financing to be funded through transactions with MPC. In addition to the expected dropdowns, MPC announced its intentions to offer to exchange its IDRs for MPLX LP units in conjunction with the completion of the dropdowns in order to reduce the Partnership's cost of capital.

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

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2017	2016
Capital expenditures:
Maintenance	$12	$11
Expansion	271	270
Total capital expenditures	283	281
Less: Increase (decrease) in capital accruals	2	(23)
Asset retirement expenditures	1	—
Additions to property, plant and equipment	280	304
Capital expenditures of unconsolidated subsidiaries(1)	124	44
Total gross capital expenditures	404	348
Less: Joint venture partner contributions(2)	34	23
Total capital expenditures, net	370	325
Less: Maintenance capital	12	11
Total growth capital	$358	$314

(1)	Includes amounts related to unconsolidated, Partnership operated subsidiaries.

(2)	This represents estimated joint venture partners’ share of growth capital.

Our organic growth capital plan range for 2017 is $1.8 billion to $2.0 billion, not including the future dropdowns previously discussed, or their respective subsequent capital spending. The G&P segment capital plan includes investments that are expected to support producer customers and complete certain processing plants currently under construction at the Sherwood Complex. The L&S segment capital plan includes the development of various crude oil and refined petroleum products infrastructure projects, including a build out of Utica Shale infrastructure in connection with the Cornerstone Pipeline, a butane cavern and a tank farm expansion, and an expansion project to increase line capacity on the Ozark pipeline. We also have large organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that we anticipate will provide attractive returns and cash flows. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of March 31, 2017, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2017, our long-term debt obligations increased $4.3 billion due to the new senior notes issued and contracts to acquire property, plant and equipment increased $206 million largely due to the spending associated with various projects. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Forward-looking Statements

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include negative capital market conditions, including a persistence or increase of the current yield on common units, which is higher than historical yields, adversely affecting the Partnership’s ability to meet its distribution growth guidance; the time, costs and ability to obtain regulatory or other approvals and consents and otherwise consummate the strategic initiatives discussed herein and other proposed transactions; the satisfaction or waiver of conditions in the agreements governing the strategic initiatives discussed herein and other proposed transactions; our ability to achieve the strategic and other objectives related to the strategic initiatives and transactions discussed herein, including the dropdowns proposed by MPC, the joint venture with Antero Midstream Partners LP, the Ozark pipeline acquisition, and other proposed transactions; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with respect to the timing of and value attributed to assets identified for dropdown; the adequacy of the Partnership’s capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions, and the ability to successfully execute its business plans and growth strategy; continued/further volatility in and/or degradation of market and industry conditions; changes to the expected construction costs and timing of projects; completion of midstream infrastructure by competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC's obligations under the Partnership’s commercial agreements; modifications to earnings and distribution growth objectives; the level of support from MPC, including dropdowns, alternative financing arrangements, taking equity units, and other methods of sponsor support, as a result of the capital allocation needs of the enterprise as a whole and its ability to provide support on commercially reasonable terms; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; changes to the Partnership’s capital budget; prices of and demand for natural gas, NGLs, crude oil and refined products, delays in obtaining necessary third-party approvals and governmental permits, changes in labor, material and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project overruns, disruptions or interruptions of our operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward- looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2017, MPC held a two percent general partner interest and a 25.8 percent limited partner interest (including the Class B units on an as-converted basis) in MPLX LP.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 38 percent and 36 percent of our total revenues and other income for the first quarter of 2017 and 2016, respectively. We provide to MPC crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 23 percent and 18 percent for the first quarter of 2017 and 2016, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

We believe that transactions with related parties were conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 5 of the Notes to Consolidated Financial Statements in this report.

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

As of March 31, 2017, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2017, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2017 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids price risk at March 31, 2017, including the weighted-average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2017 (Apr - Dec)	189	$54.25	$139

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2017 (Apr - Dec)	1,831	$3.03	$38
2018	2,542	$2.80	$(48)

Ethane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2017 (Apr - Dec)	54,600	$0.27	$91

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2017 (Apr - Dec)	122,004	$0.60	$(397)
2018	16,925	$0.63	$341

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2017 (Apr - Dec)	10,638	$0.81	$94
2018	1,655	$0.80	$34

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2017 (Apr - Dec)	31,563	$0.77	$93
2018	4,595	$0.75	$111

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2017 (Apr - Dec)	41,816	$1.13	$(140)
2018	3,089	$1.17	$97

We have a commodity contract with a producer customer in the Southern Appalachian region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. For accounting purposes, these contracts have been aggregated into a single contract and are evaluated together. In February 2011, we executed agreements with the producer customer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022, with the producer customer’s option to extend the agreement for two successive five-year terms through December 31, 2032. The purchase of gas at prices based on the frac spread and the option to extend the agreements have been identified as a single embedded derivative, which is recorded at fair value. The probability of renewal is determined based on extrapolated pricing curves, a review of the overall expected favorability of the contracts based on such pricing curves, and assumptions about the counterparty’s potential business strategy decision points that may exist at the time the counterparty would elect whether to renew the contracts. The changes in fair value of this embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of March 31, 2017, the estimated fair value of this contract was a liability of $44 million.

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

(In millions)	Fair Value as of March 31, 2017(1)	Change in Fair Value (2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2017 (3)
Long-term debt
Fixed-rate	$7,040	$579	N/A
Variable-rate	$250	N/A	$1

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2017.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2017.

At March 31, 2017, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of March 31, 2017, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Specific matters discussed below are either new proceedings or material developments in proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Environmental Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, on February 17, 2016, MarkWest Liberty Bluestone, L.L.C. (“MarkWest Liberty Bluestone”), received an initial Consent Agreement and Final Order (“Initial CAFO”) from the EPA alleging violations of the Clean Air Act resulting from an EPA compliance inspection conducted in July 2012 at our Sarsen Facility, a gas processing facility at our Keystone Complex located in Pennsylvania. The alleged violations included the failure to comply with monitoring, tagging, recordkeeping and repair requirements with respect to certain pumps and/or valves at the facility and with certain emissions reduction and permit application requirements. The Initial CAFO set forth a proposed penalty of $285,000. After subsequent negotiations, MarkWest Liberty Bluestone and the EPA entered into a Consent Agreement and Final Order effective March 28, 2017 and an Administrative Compliance Order effective March 23, 2017 resolving these issues, pursuant to which MarkWest Liberty Bluestone will pay a penalty of $95,000 and implement certain enhancements in connection with its existing leak monitoring program.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities

In connection with 99,463 common units issued upon the settlement of performance units and vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan, 4,151,258 common units issued under the ATM Program and 12,960,376 common units issued pursuant to the March 1, 2017 acquisition of HST, WHC and MPLXT, our general partner purchased an aggregate of 351,247 general partner units for $13 million in cash during the three months ended March 31, 2017, to maintain its two percent general partner interest in us. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1*	Membership Interests Contributions Agreement, dated March 1, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/2/2017	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Third Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of October 31, 2016	10-Q	3.3	10/31/2016	001-35714
3.4	First Amendment to Third Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 23, 2017	10-K	3.4	2/24/2017	001-35714
10.1	Second Amended and Restated Employee Services Agreement, dated March 1, 2017, between Marathon Petroleum Logistics Services LLC, Marathon Pipe Line LLC and MPLX GP LLC	8-K	10.1	3/2/2017	001-35714
10.2	Transportation Services Agreement, dated January 1, 2015, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.2	3/2/2017	001-35714
10.3	First Amendment to Transportation Services Agreement, dated December 1, 2016, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.3	3/2/2017	001-35714
10.4	Second Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.4	3/2/2017	001-35714
10.5	Third Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.5	3/2/2017	001-35714
10.6	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.7	Third Amended and Restated Employee Services Agreement, effective December 21, 2015, between MPLX Terminals LLC and Marathon Petroleum Logistics Services LLC	8-K	10.7	3/2/2017	001-35714
10.8	Form of MPLX LP Performance Unit Award Agreement					X
10.9	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 1, 2017	By:
/s/ Paula L. Rosson
Senior Vice President and Chief Accounting Officer of MPLX GP LLC (the general partner of MPLX LP)