Form 10-Q
period 2018-03-31
MPLX LP
filed 2018-04-30
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

MPLX LP had 793,973,724 common units outstanding at April 26, 2018.

MPLX LP

Unless the context otherwise requires, references in this report to “MPLX LP,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
IDR	Incentive Distribution Right
Initial Offering	Initial public offering on October 31, 2012
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Segment revenues, less purchased product costs, less derivative gains (losses) related to purchased product costs
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018
Predecessor
Collectively:
- The related assets, liabilities and results of operations of Hardin Street Marine LLC (“HSM”) prior to the date of the acquisition, March 31, 2016, effective January 1, 2015
- The related assets, liabilities and results of operations of Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”) prior to the date of the acquisition, March 1, 2017, effective January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2018	2017
Revenues and other income:
Service revenue	$382	$260
Service revenue - related parties	471	255
Service revenue - product related	44	—
Rental income	79	69
Rental income - related parties	145	67
Product sales	207	203
Product sales - related parties	4	2
Income from equity method investments	61	5
Other income	4	3
Other income - related parties	23	22
Total revenues and other income	1,420	886
Costs and expenses:
Cost of revenues (excludes items below)	206	113
Purchased product costs	187	131
Rental cost of sales	29	12
Rental cost of sales - related parties	1	—
Purchases - related parties	177	107
Depreciation and amortization	176	187
General and administrative expenses	69	58
Other taxes	18	13
Total costs and expenses	863	621
Income from operations	557	265
Related party interest and other financial costs	1	—
Interest expense (net of amounts capitalized of $9 million, $7 million, respectively)	112	66
Other financial costs	17	12
Income before income taxes	427	187
Provision for income taxes	4	—
Net income	423	187
Less: Net income attributable to noncontrolling interests	2	1
Less: Net income attributable to Predecessor	—	36
Net income attributable to MPLX LP	421	150
Less: Preferred unit distributions	16	16
Less: General partner’s GP interest in net income attributable to MPLX LP	—	62
Limited partners’ interest in net income attributable to MPLX LP	$405	$72
Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.61	$0.20
Common - diluted	$0.61	$0.19
Weighted average limited partner units outstanding:
Common - basic	661	362
Common - diluted	661	367
Cash distributions declared per limited partner common unit	$0.6175	$0.5400

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$423	$187
Other comprehensive income (loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	(2)	—
Comprehensive income	421	187
Less comprehensive income (loss) attributable to:
Noncontrolling interests	2	1
Income attributable to Predecessor	—	36
Comprehensive income attributable to MPLX LP	$419	$150

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2	$5
Receivables, net	300	292
Receivables - related parties	330	160
Inventories	64	65
Other current assets	33	37
Total current assets	729	559
Equity method investments	4,033	4,010
Property, plant and equipment, net	13,291	12,187
Intangibles, net	444	453
Goodwill	2,460	2,245
Long-term receivables - related parties	21	20
Other noncurrent assets	28	26
Total assets	$21,006	$19,500
Liabilities
Current liabilities:
Accounts payable	$143	$151
Payables - related parties	146	516
Deferred revenue - related parties	43	43
Accrued interest payable	99	88
Other current liabilities	445	506
Total current liabilities	876	1,304
Long-term deferred revenue	49	42
Long-term deferred revenue - related parties	49	43
Long-term debt	11,861	6,945
Deferred income taxes	10	5
Deferred credits and other liabilities	183	188
Total liabilities	13,028	8,527
Commitments and contingencies (see Note 20)
Redeemable preferred units	1,000	1,000
Equity
Common unitholders - public (289 million and 289 million units issued and outstanding)	8,385	8,379
Common unitholder - MPC (505 million and 118 million units issued and outstanding)	(1,537)	2,099
General partner - MPC (0 and 8 million units issued and outstanding)	—	(637)
Accumulated other comprehensive loss	(16)	(14)
Total MPLX LP partners’ capital	6,832	9,827
Noncontrolling interests	146	146
Total equity	6,978	9,973
Total liabilities, preferred units and equity	$21,006	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2018		2017
(Decrease) increase in cash, cash equivalents and restricted cash
Operating activities:
Net income	$423		$187
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	16		12
Depreciation and amortization	176		187
Deferred income taxes	4		—
Asset retirement expenditures	(1)		(1)
Gain on disposal of assets	—		(1)
Income from equity method investments	(61)		(5)
Distributions from unconsolidated affiliates	68		33
Changes in:
Current receivables	(8)		44
Inventories	2		—
Fair value of derivatives	(9)		(18)
Current accounts payable and accrued liabilities	(44)		(59)
Receivables from / liabilities to related parties	(127)		(18)
Prepaid other current assets from related parties	1	3	—
Deferred revenue	7	3	7
All other, net	3		9
Net cash provided by operating activities	450		377
Investing activities:
Additions to property, plant and equipment	(455)		(280)
Acquisitions, net of cash acquired	—		(220)
Disposal of assets	2		(1)
Investments - net related party loans	—		80
Investments in unconsolidated affiliates	(38)		(554)
Distributions from unconsolidated affiliates - return of capital	—		20
All other, net	1		—
Net cash used in investing activities	(490)		(955)
Financing activities:
Long-term debt - borrowings	9,610		2,241
- repayments	(4,655)		(1)
Related party debt - borrowings	452		12
- repayments	(838)		(12)
Debt issuance costs	(53)		(21)
Net proceeds from equity offerings	—		151
Distributions of cash received from joint-interest acquisition entities to MPC	(11)		—
Distributions to MPC for acquisition	(4,100)		(1,511)
Distributions to MPC from Predecessor	—		(113)
Distributions to noncontrolling interests	(3)		(2)
Distributions to preferred unitholders	(16)		(16)
Distributions to unitholders and general partner	(347)		(242)
Contributions from noncontrolling interests	1		126
All other, net	(3)		(5)
Net cash provided by financing activities	37		607
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)		29
Cash, cash equivalents and restricted cash at beginning of period	9		239
Cash, cash equivalents and restricted cash at end of period	$6		$268

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Class B Unit-holders Public	Common Unit-holder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2016	$8,086	$133	$1,069	$1,013	$—	$18	$791	$11,110
Distributions to MPC from Predecessor	—	—	—	—	—	—	(113)	(113)
Issuance of units under ATM Program	148	—	—	3	—	—	—	151
Net income	55	—	17	62	—	1	36	171
Contribution from MPC	—	—	—	—	—	—	12	12
Allocation of MPC's net investment at acquisition	—	—	923	(197)	—	—	(726)	—
Distributions to MPC for acquisition	—	—	(430)	(1,081)	—	—	—	(1,511)
Distributions to unitholders and general partner	(140)	—	(45)	(57)	—	—	—	(242)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	126	—	126
Other	(2)	—	—	—	—	—	—	(2)
Balance at March 31, 2017	$8,147	$133	$1,534	$(257)	$—	$143	$—	$9,700

Balance at December 31, 2017	$8,379	$—	$2,099	$(637)	$(14)	$146	$—	$9,973
Net income	180	—	225	—	—	2	—	407
Contribution from MPC	—	—	—	—		—	1,046	1,046
Allocation of MPC's net investment at acquisition	—	—	5,172	(4,126)	—	—	(1,046)	—
Distribution to MPC for acquisitions	—	—	(936)	(3,164)	—	—	—	(4,100)
Distributions to unitholders and general partner	(176)	—	(171)	—	—	—	—	(347)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Contributions from noncontrolling interests	—	—	—	—	—	1	—	1
Conversion of GP economic interests	—	—	(7,926)	7,926	—	—	—	—
Other	2	—	—	1	(2)	—	—	1
Balance at March 31, 2018	$8,385	$—	$(1,537)	$—	$(16)	$146	$—	$6,978

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, growth-oriented master limited partnership formed by Marathon Petroleum Corporation. References in this report to “MPLX LP,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries (collectively, the “Partnership”). References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. The Partnership is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; the transportation, storage and distribution of crude oil and refined petroleum products; as well as refining logistics and fuels distributions services. The Partnership’s principal executive office is located in Findlay, Ohio.

Effective March 1, 2017, the Partnership acquired pipeline, storage and terminal businesses that are operated through Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”) from MPC. Effective September 1, 2017, the Partnership acquired certain ownership percentages in joint venture entities from MPC including: all of the membership interests of Lincoln Pipeline LLC, which holds a 35 percent interest in Illinois Extension Pipeline Company, L.L.C. (“Illinois Extension”); all of the membership interests of MPL Louisiana Holdings LLC, which holds a 41 percent interest in LOOP LLC (“LOOP”); a 59 percent interest in LOCAP LLC (“LOCAP”); and a 25 percent interest in Explorer Pipeline Company (“Explorer”). Effective February 1, 2018, the Partnership acquired MPC’s refining logistics assets and fuels distribution services. These acquisitions are described further in Note 4.

The Partnership’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which is focused on crude oil and refined petroleum products; and Gathering and Processing (“G&P”), which is focused on natural gas and NGLs. See Note 10 for additional information regarding operations.

Basis of Presentation – The accompanying interim consolidated financial statements are unaudited; however, in the opinion of the Partnership’s management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements. Certain amounts in prior years have been reclassified to conform to current year presentation.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The Partnership’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” in the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. The Partnership’s investments in a VIE in which the Partnership exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Note 9. Prior to 2018, when distributions related to the IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings were allocated to the limited partner unitholders based on their respective ownership percentages. Subsequent to the conversion of the general partner to a non-economic interest as described in Note 8, no earnings will be allocated to the general partner. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 7.

2. Summary of Principal Accounting Policies

Revenue Recognition – As a result of the adoption of the new revenue recognition standard, as described further in Note 3, the Partnership has updated its policies as it relates to revenue recognition. Revenue is measured based on consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or providing services to a customer.

The Partnership enters into a variety of contract types in order to generate “Product sales” and “Service revenue.” The Partnership provides services under the following different types of arrangements:

•
Fee-based arrangements – Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transportation of natural gas; gathering, transportation, fractionation, exchange and storage of NGLs; and transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products. The revenue the Partnership earns from these arrangements is generally directly related to the volume of natural gas, NGL refined products or crude oil that is handled by or flows through the Partnership’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, the Partnership’s arrangements provide for minimum annual payments or fixed demand charges.

Fee-based arrangements are reported as “Service revenue” on the Consolidated Statements of Income. Revenue is recognized over time as services are performed in a series. In certain instances when specifically stated in the contract terms, the Partnership purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as “Product sales” on the Consolidated Statements of Income and recognized on a gross basis as the Partnership takes control of the product and is the principal in the transaction.

•
Percent-of-proceeds arrangements – Under percent-of-proceeds arrangements, the Partnership: gathers and processes natural gas on behalf of producers; sells the resulting residue gas, condensate and NGLs at market prices; and remits to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, the Partnership delivers an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sells the volumes the Partnership retains to third parties. Revenue is recognized on a net basis when the Partnership acts as an agent and does not have control of the gross amount of gas and/or NGLs prior to it being sold. Percent-of-proceeds revenue is reported as “Service revenue - product related” on the Consolidated Statements of Income.

•
Keep-whole arrangements – Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require the Partnership to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. “Service revenue - product related” is recorded based on the value of the NGLs received on the date the services are performed. Natural gas purchased to return to the producer and shared NGL profits are recorded as a reduction of “Service revenue - product related” in the Consolidated Statements of Income on the date the services are performed. Sales of NGLs under these arrangements are reported as “Product sales” on the Consolidated Statements of Income and are reported on a gross basis as the Partnership is the principal in the arrangement and controls the product prior to sale. The sale of the NGLs may occur shortly after services are performed at the tailgate of the plant, or after a period of time as determined by the Partnership.

•
Purchase arrangements – Under purchase arrangements, the Partnership purchases natural gas at either the wellhead or the tailgate of a plant. The Partnership then gathers and delivers the natural gas to pipelines where the Partnership may resell the natural gas. Wellhead purchase arrangements represent an arrangement with a supplier and are recorded in “Purchased product costs”. Often, the Partnership earns fees for services performed prior to taking control of the product in these arrangements and “Service revenue” is recorded for these fees. Revenue generated from the sale of product obtained in tailgate purchase arrangements are reported as “Product sales” on the Consolidated Statements of Income and are recognized on a gross basis as the Partnership purchases and takes control of the product prior to sale and is the principal in the transaction.

In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described above. When fees are charged (in addition to product received) under percent-of-proceeds arrangements, keep-whole arrangements or purchase arrangements, the Partnership records such fees as “Service revenue” on the Consolidated Statements of Income. The terms of the Partnership’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Performance obligations are determined based on the specific terms of the arrangements, economics of the geographical regions and based on the services offered and whether they are deemed distinct. The Partnership allocates the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

The Partnership’s service arrangements will generally be recognized over time when the performance obligation is satisfied as services are provided in a series. The Partnership has elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price has fixed components related to minimum volume commitments and variable components which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided each period end. In instances in which tiered pricing structures do not reflect our efforts to perform, the Partnership will estimate variable consideration at contract inception. “Product sales” will be recognized at a point in time when control of the product transfers to the customer.

Minimum volume commitments may create contract liabilities or deferred credits if current period payments can be used for future services. Breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. No breakage was recognized in the current period.

Amounts billed to customers for shipping and handling, electricity, and other costs to perform services are included in “Service revenue” on the Consolidated Statements of Income. Shipping and handling costs associated with product sales are included in “Purchased product costs” on the Consolidated Statements of Income. Facility expenses, costs of revenues and depreciation represent those expenses related to operating our various facilities and are necessary to provide both “Product sales” and “Service revenue.”

Customers usually pay monthly based on the products purchased or services performed that month. Taxes collected from customers and remitted to the appropriate taxing authority are excluded from revenue.

Based on the terms of certain natural gas gathering, transportation and processing agreements, the Partnership is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. Revenue and costs related to the portion of the revenue earned under these contracts considered to be implicit leases are recorded as “Rental income” and “Rental cost of sales,” respectively, on the Consolidated Statements of Income. The allocation method used to allocate income between lease and non-lease components was updated as a result of ASC 606. Similarly, the Partnership is considered to be the lessor under implicit operating lease arrangements with MPC in accordance with GAAP. Revenue related to these agreements are recorded as “Rental income - related parties” on the Consolidated Statements of Income. “Rental income” and “Rental income - related parties” is not deemed to be revenue from contracts with customers.

The Partnership routinely makes accruals based on estimates for both revenue and expenses due to the timing of compiling billing information, receiving certain third-party information and reconciling the Partnership’s records with those of third parties. The delayed information from third parties includes among other things; actual volumes purchased, transported or sold; adjustments to inventory and invoices for purchases; actual natural gas and NGL deliveries and other operating expenses. The Partnership makes accruals to reflect estimates for these items based on its internal records and information from third parties. Estimated accruals are adjusted when actual information is received from third parties and the Partnership’s internal records have been reconciled.

3. Accounting Standards

Recently Adopted

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09 which created ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The guidance in ASC 606 states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue involves a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing the revenue as the obligations are satisfied. Additional disclosures are required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The Partnership adopted the standard as of January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 16 for further details.

We also adopted the following standards during the first quarter of 2018, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2017-09	Stock Compensation - Scope of Modification Accounting	January 1, 2018
2017-05	Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance	January 1, 2018
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities	January 1, 2018

Not Yet Adopted

ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an accounting standards update to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. The Partnership is currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued an accounting standards update which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Partnership is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued an accounting standards update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership does not expect application of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2016-02, Leases. In February 2016, the FASB issued an accounting standards update requiring lessees to record virtually all leases on their balance sheets. The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Partnership continues to evaluate the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We are implementing a third-party supported lease accounting information system to account for our lease population in accordance with this new standard and establishing internal controls over the new system. We believe the adoption of the standard will have a material impact on our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation.

4. Acquisitions

Refining Logistics and Fuels Distribution Acquisition

On February 1, 2018, MPC and MPLX LP closed on an agreement for the dropdown of refining logistics assets and fuels distribution services to MPLX LP. MPC contributed these assets and services in exchange for $4.1 billion in cash and a fixed number of MPLX LP common units and general partner units of 111,611,111 and 2,277,778, respectively. The fair value of the common and general partner units issued as of the acquisition date was $4.3 billion based on the closing common unit price as of February 1, 2018, as recorded on the Consolidated Statements of Equity, for a total purchase price of $8.4 billion. The equity issued consisted of: (i) 85,610,278 common units to MPLX GP LLC (“MPLX GP”), (ii) 18,176,666 common units to MPLX Logistics Holdings LLC (“MPLX Logistics”) and (iii) 7,824,167 common units to MPLX Holdings Inc. (“MPLX Holdings”). The Partnership also issued 2,277,778 general partner units to MPLX GP in order to maintain its two percent general partner interest (“GP Interest”) in the Partnership. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC will not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter 2018. Immediately following this transaction, the GP Interest was converted into a non-economic general partner interest as discussed in Note 8.

The Partnership recorded this transaction on a historical basis as required for transactions between entities under common control. No effect was given to the prior periods as these entities were not considered businesses prior to the February 1, 2018 dropdown. In connection with the dropdown, approximately $830 million of net property, plant and equipment was recorded in addition to $85 million and $130 million of goodwill allocated to Refining Logistics and Fuels Distribution respectively. Both the refining logistics assets and the fuels distribution services are accounted for within the L&S segment.

The refining logistics assets are owned by MPLX Refining Logistics LLC (“Refining Logistics”) and include 619 tanks with approximately 56 million barrels of storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks and gasoline blenders. These assets generate revenue through storage services agreements with MPC. Refining Logistics is the sole and exclusive provider of certain services to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries.

MPLX Fuels Distribution LLC (“Fuels Distribution”) (which is a wholly owned subsidiary of MPLXT) generates revenue through a fuels distribution services agreement with MPC. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent.

The amounts of revenue and income from operations associated with these investments included in the Consolidated Statements of Income, since the February 1, 2018 acquisition date, were as follows:

(In millions)	Two Months Ended March 31, 2018
Revenues and other income	$265
Income from operations	181

Joint-Interest Acquisition

On September 1, 2017, the Partnership entered into a Membership Interests and Shares Contributions Agreement (the “September 2017 Contributions Agreement”) with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, whereby the Partnership agreed to acquire certain ownership interests in joint venture entities indirectly held by MPC. Pursuant to the September 2017 Contributions Agreement, MPC Investment agreed to contribute: all of the membership interests of Lincoln Pipeline LLC, which holds a 35 percent interest in Illinois Extension; all of the membership interests of MPL Louisiana Holdings LLC, which holds a 41 percent interest in LOOP; a 59 percent interest in LOCAP; and a 25 percent interest in Explorer, through a series of intercompany contributions to the Partnership for an agreed upon purchase price of approximately $420 million in cash and equity consideration valued at approximately $630 million for total consideration of $1.05 billion (collectively, the “Joint-Interest Acquisition”). The number of common units representing the equity consideration was then determined by dividing the contribution amount by the simple average of the ten day trading volume weighted average NYSE price of a common unit for the ten trading days ending at market close on August 31, 2017. The fair value of the common and general partner units issued was approximately $653 million based on the closing common unit price as of September 1, 2017, as recorded on the Consolidated Statements of Equity, for a total purchase price of $1.07 billion. The equity issued consisted of: (i) 13,719,017 common units to MPLX GP, (ii)

3,350,893 common units to MPLX Logistics and (iii) 1,441,224 common units to MPLX Holdings. The Partnership also issued 377,778 general partner units to MPLX GP in order to maintain its two percent GP Interest in the Partnership.

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

Distributions of cash received from the entities and interests acquired in the Joint-Interest Acquisition related to periods prior to the acquisition will be prorated on a daily basis with MPLX LP retaining the portion of distributions beginning on the closing date. All amounts distributed to MPLX LP related to periods before the acquisition will be paid to MPC. Additionally, MPLX LP has agreed to pay MPC for any distributions of cash from LOOP related to the sale of LOOP’s excess crude oil inventory. Because the future distributions or payments cannot be reasonably quantified, a liability was not recorded in connection with the acquisition. MPLX LP subsequently received distributions related to the time period prior to the acquisition and recorded a liability to MPC and a corresponding decrease to the general partner’s equity for $32 million.

The Partnership accounts for the interests acquired in the Joint-Interest Acquisition in arrears using the most recently available information. The amount of income (loss) associated with these investments included in the Consolidated Statements of Income under the caption “Income from equity method investments” for the three months ended March 31, 2018 totaled $37 million. The Partnership’s investment balance at March 31, 2018 related to the acquired interests is approximately $635 million and reported under the caption “Equity method investments” on the Consolidated Balance Sheets. MPC agreed to waive approximately two-thirds of the third quarter 2017 distributions on the common units issued in connection with the Joint-Interest Acquisition. As a result of this waiver, MPC did not receive approximately two-thirds of the distributions or IDRs that would have otherwise accrued on such common units with respect to the third quarter 2017 distributions. The value of these waived distributions was $10 million.

Acquisition of Hardin Street Transportation LLC, Woodhaven Cavern LLC and MPLX Terminals LLC

MPC contributed the assets of HST, WHC and MPLXT to newly created and wholly-owned subsidiaries and entered into commercial agreements related to services provided by these new entities to MPC on January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT. Pursuant to a Membership Interests Contributions Agreement entered into on March 1, 2017 by the Partnership with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment, each a wholly-owned subsidiary of MPC, MPC Investment agreed to contribute the outstanding membership interests in HST, WHC and MPLXT through a series of intercompany contributions to the Partnership for approximately $1.5 billion in cash and equity consideration valued at approximately $504 million (the “Transaction”). The number of common units representing the equity consideration was determined by dividing the contribution amount by the simple average of the ten day trailing volume weighted average NYSE price of a common unit for the ten trading days ending at market close on February 28, 2017. The fair value of the common and general partner units issued was approximately $503 million, and consisted of (i) 9,197,900 common units to MPLX GP, (ii) 2,630,427 common units to MPLX Logistics and (iii) 1,132,049 common units to MPLX Holdings. The Partnership also issued 264,497 general partner units to MPLX GP in order to maintain its two percent GP Interest in the Partnership. MPC agreed to waive two-thirds of the first quarter 2017 distributions on the common units issued in connection with the Transaction. As a result of this waiver, MPC did not receive two-thirds of the general partner distributions or IDRs that would have otherwise accrued on such common units with respect to the first quarter 2017 distributions. The value of these waived distributions was $6 million.

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

MarEn Bakken

On February 15, 2017, the Partnership closed on a joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), with Enbridge Energy Partners LP in which MPLX LP acquired a partial, indirect interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Company Pipeline projects, collectively referred to as the Bakken Pipeline system, from Energy Transfer Partners, L.P. and Sunoco Logistics Partners, LP. The Partnership contributed $500 million of the $2.0 billion purchase price paid by MarEn Bakken to acquire a 37 percent indirect interest in the Bakken Pipeline system. The Partnership holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to a 9 percent indirect interest in the Bakken Pipeline system.

The Partnership accounts for its investment in MarEn Bakken as an equity method investment and bases the equity method accounting for this joint venture in arrears using the most recently available information. The amount of income (loss) associated with these investments included in the Consolidated Statements of Income under the caption “Income from equity method investments” for the three months ended March 31, 2018 totaled $7 million. The Partnership’s investment balance at March 31, 2018 is approximately $529 million and reported under the caption “Equity method investments” on the Consolidated Balance Sheets. In connection with the Partnership’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated to $0.8 million from the acquisition date. This waiver is no longer applicable as a result of the conversion of the GP Interest to a non-economic general partner interest as discussed in Note 8.

5. Investments and Noncontrolling Interests

The following table presents the Partnership’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	March 31,	March 31,	December 31,
(In millions)	2018	2018	2017
Centrahoma Processing LLC	40%	$121	$121
Explorer	25%	97	89
Illinois Extension	35%	288	284
LOCAP	59%	26	24
LOOP	41%	225	225
MarEn Bakken	25%	529	520
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	178	164
MarkWest Utica EMG, L.L.C.	56%	2,116	2,139
Ohio Condensate Company, L.L.C.	60%	11	11
Panola Pipeline Company, LLC	15%	23	24
Sherwood Midstream LLC	50%	260	236
Sherwood Midstream Holdings LLC	62%	151	165
Other		8	8
Total		$4,033	$4,010

Summarized financial information for the Partnership’s equity method investments for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$63	$43	$297	$403
Costs and expenses	44	18	155	217
Income from operations	19	25	142	186
Net income	19	25	129	173
Income from equity method investments(1)	1	14	46	61

	Three Months Ended March 31, 2017
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$50	$8	$45	$103
Costs and expenses	25	8	33	66
Income from operations	25	—	12	37
Net income	25	—	8	33
Income (loss) from equity method investments(1)	4	(1)	2	5

(1)	“Income (loss) from equity method investments” includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for the Partnership’s equity method investments as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018
(In millions)	MarkWest Utica EMG, L.L.C.(1)	Other VIEs	Non-VIEs	Total
Current assets	$71	$71	$363	$505
Noncurrent assets	2,035	1,002	4,696	7,733
Current liabilities	24	87	183	294
Noncurrent liabilities	4	11	870	885

	December 31, 2017
(In millions)	MarkWest Utica EMG, L.L.C.(1)	Other VIEs	Non-VIEs	Total
Current assets	$65	$46	$399	$510
Noncurrent assets	2,077	930	4,624	7,631
Current liabilities	39	44	220	303
Noncurrent liabilities	3	11	904	918

(1)
MarkWest Utica EMG, L.L.C.’s (“MarkWest Utica EMG”) noncurrent assets include its investment in its subsidiary, Ohio Gathering Company, L.L.C. (“Ohio Gathering”), which does not appear elsewhere in this table. The investment was $784 million and $790 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the carrying value of the Partnership’s equity method investments exceeded the underlying net assets of its investees by $1.0 billion. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $459 million of excess related to goodwill.

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, L.L.C. (“Utica Operating”), a wholly-owned and consolidated subsidiary of MarkWest, and EMG Utica, LLC (“EMG Utica” and together with Utica Operating, the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.

MarkWest Utica EMG is deemed to be a VIE. Utica Operating is not deemed to be the primary beneficiary, due to EMG Utica’s voting rights on significant matters. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the three months ended March 31, 2018.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of March 31, 2018, the Partnership has an approximate 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, the Partnership reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.

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

Also effective January 1, 2017, MarkWest Liberty Midstream converted all of its ownership interests in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Sherwood Midstream accounts for its investment in Ohio Fractionation, which is a VIE, as an equity method investment as Sherwood Midstream does not control Ohio Fractionation. MarkWest Liberty Midstream has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over the decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation. The creditors of Ohio Fractionation do not have recourse to MPLX LP’s general credit through guarantees or other financial arrangements. The assets of Ohio Fractionation are the property of Ohio Fractionation and cannot be used to satisfy the obligations of MPLX LP. Sherwood Midstream’s interests are reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

Sherwood Midstream is deemed to be a VIE. MarkWest Liberty Midstream is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. The Partnership’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the three months ended March 31, 2018.

Sherwood Midstream Holdings

Effective January 1, 2017, MarkWest Liberty Midstream and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets that support the operations of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest Liberty Midstream. MarkWest Liberty Midstream initially contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. During the second quarter ended June 30, 2017, true-ups to the initial contributions were finalized. MarkWest Liberty Midstream contributed certain additional real property, equipment and facilities with a fair value of approximately $10 million to Sherwood Midstream Holdings and Sherwood Midstream contributed cash of approximately $4 million to Sherwood Midstream Holdings. The contribution was determined to be an in-substance sale of real estate. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of their equity ownership in Sherwood Midstream Holdings for $15 million.

The Partnership accounts for Sherwood Midstream Holdings, which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. The Partnership’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the three months ended March 31, 2018.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, the Partnership also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2018, the Partnership has an 18.9 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

6. Related Party Agreements and Transactions

The Partnership’s material related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•
MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of March 31, 2018. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of March 31, 2018. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of March 31, 2018. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in the rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has an 81 percent total direct and indirect interest as of March 31, 2018. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and deethanization facilities.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, LLC (“Jefferson Dry Gas”), in which MPLX LP has a 67 percent interest as of March 31, 2018. Jefferson Dry Gas provides natural dry gas gathering and related services in the Utica Shale region of Ohio.

Related Party Agreements

The Partnership has various long-term, fee-based commercial agreements with MPC. Under these agreements, the Partnership provides transportation, terminal, fuels distribution, marketing and storage services to MPC. MPC has committed to provide the Partnership with minimum quarterly throughput volumes on crude oil and refined products systems and minimum storage volumes of crude oil, refined products and butane.

In addition, the Partnership is party to a loan agreement with MPC Investment. Under the terms of the agreement, MPC Investment will make a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment, in an amount or amounts that do not result in the aggregate principal amount of all loans outstanding exceeding $500 million at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During the three months ended March 31, 2018, the Partnership borrowed $452 million and repaid $838 million. At March 31, 2018 there was no outstanding balance for this loan on the Consolidated Balance Sheets. Borrowings were at an average interest rate of 3.073 percent, per annum, for the three months ended March 31, 2018. During the year ended December 31, 2017, the Partnership borrowed $2.4 billion and repaid $2.0 billion, resulting in $386 million outstanding balance at December 31, 2017. Borrowings were at an average interest rate of 2.777 percent, per annum, for the year ended December 31, 2017. For additional information regarding the Partnership’s commercial and other agreements with MPC, see Item 1. Business in the Annual Report on Form 10-K for the year ended December 31, 2017.

Refining Logistics and Fuels Distribution Agreements

As discussed in Note 4, the Partnership acquired Refining Logistics and Fuels Distribution on February 1, 2018. Refining Logistics and Fuels Distribution, along with their subsidiaries, have various storage services agreements and a fuels distribution services agreement with MPC which were assumed by the Partnership with the closing of the transaction. The commercial agreements with MPC include:

Fuels distribution services agreement – Fuels Distribution is a party to a services agreement with MPC in connection with the dropdown of the fuels distribution services. Under this agreement, Fuels Distribution provides services related to the scheduling and marketing of certain petroleum products to MPC. Fuels Distribution does not provide the same services to third parties without the prior written consent of MPC, and Fuels Distribution is MPC’s sole provider of these services. This agreement has an initial term of 10 years, subject to a five-year renewal period under terms to be renegotiated at that time.

Under the Fuels Distribution Services Agreement, MPC pays Fuels Distribution a tiered monthly fee based on the volume of MPC’s products sold by Fuels Distribution each month, subject to a maximum annual volume. Fuels Distribution has agreed to use commercially reasonable efforts to sell not less than a minimum quarterly volume of MPC’s products during each calendar quarter. If Fuels Distribution sells less than the minimum quarterly volume of MPC’s products during any calendar quarter despite its commercially reasonable efforts, MPC will pay Fuels Distribution a deficiency payment equal to the volume deficiency multiplied by the applicable tiered fee. The dollar amount of actual sales volume of MPC’s products that exceeds the minimum quarterly volume (an “Excess Sale”) for a particular quarter will be applied as a credit, on a first-in-first-out basis, against any future deficiency payment owed by MPC to Fuels Distribution during the four calendar quarters immediately following the calendar quarter in which the Excess Sale occurs.

Storage services agreements – Refining Logistics is party to multiple storage services agreements with each of MPC’s refineries in connection with the dropdown of the refining logistics assets. Under these agreements, the subsidiaries of Refining Logistics provide certain services exclusively to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries. These agreements have initial terms of 10 years, subject to five-year renewal periods under terms to be renegotiated at that time.

MPC pays Refining Logistics monthly fees for such storage and logistical services calculated as set forth in the agreements. The storage and logistical facilities subject to the agreements are to be allocated exclusively to MPC for the term of the agreement.

Co-location services agreements – Refining Logistics is party to multiple co-location services agreements with each of MPC’s refineries in connection with the dropdown of the refining logistics assets. Under these agreements, MPC provides management, operational and other services to the subsidiaries of Refining Logistics. Refining Logistics pays MPC monthly fixed fees and direct reimbursements for such services calculated as set forth in the agreements. These agreements have initial terms of 50 years.

Related Party Transactions

Related party sales to MPC consisted of crude oil and refined products pipeline transportation services based on regulated tariff rates; storage, terminal, throughput and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

Revenue received from related parties related to service and product sales were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Service revenues
MPC	$471	$255
Rental income
MPC	$145	$67
Product sales(1)
MPC	$4	$2

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2018, these sales totaled $79 million. For the three months ended March 31, 2017, these sales totaled $57 million.

The Partnership has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets. The Partnership receives management fee revenue for engineering and construction and administrative services for operating certain of its equity method investments, and is also reimbursed for personnel services. The Partnership has an agreement with MPC under which it receives a fixed annual fee for providing oversight and management services required to run the marine business. The revenue received from these related parties, included in “Other income - related parties” on the Consolidated Statements of Income, was as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
MPC	$10	$11
MarkWest Utica EMG	4	4
Ohio Gathering	4	4
Jefferson Dry Gas	1	1
Sherwood Midstream	3	1
Other	1	1
Total	$23	$22

MPC provides executive management services and certain general and administrative services to the Partnership under the terms of an omnibus agreement. Expenses incurred under this agreement are shown in the table below by the income statement line where they were recorded. Charges for services included in “Purchases - related parties” primarily relate to services that support the Partnership’s operations and maintenance activities, as well as compensation expenses. Charges for services included in “General and administrative expenses” primarily relate to services that support the Partnership’s executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Purchases - related parties	$36	$15
General and administrative expenses	16	8
Total	$52	$23

Also under terms of the omnibus agreement, some service costs related to engineering services are associated with assets under construction. These costs added to “Property, plant and equipment, net” were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
MPC	$22	$10

MPLX LP obtains employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties”. The costs of personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” The costs of personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses” in the Consolidated Statements of Income. These charges were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Rental cost of sales - related parties	$1	$—
Purchases - related parties	114	92
General and administrative expenses	23	25
Total	$138	$117

The following table shows other purchases from MPC classified as “Purchases - related parties”. These purchases include product purchases, payments made to MPC in their capacity as general contractor to MPLX LP, and certain rent and lease agreements.

	Three Months Ended March 31,
(In millions)	2018	2017
MPC	$27	$—

Receivables from related parties were as follows:

(In millions)	March 31, 2018	December 31, 2017
MPC	$308	$153
MarkWest Utica EMG	1	1
Ohio Gathering	3	2
Jefferson Dry Gas	1	2
Sherwood Midstream Holdings	15	—
Other	2	2
Total	$330	$160

Long-term receivables with related parties, which includes straight-line rental income, were as follows:

(In millions)	March 31, 2018	December 31, 2017
MPC	$21	$20

Payables to related parties were as follows:

(In millions)	March 31, 2018	December 31, 2017
MPC	$115	$470
MarkWest Utica EMG	20	29
Ohio Gathering	—	8
Sherwood Midstream	11	8
Other	—	1
Total	$146	$516

During the three months ended March 31, 2018 and the year ended December 31, 2017, MPC did not ship its minimum committed volumes on certain pipeline systems. Under the Partnership’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as “Deferred revenue - related parties.” MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. The Partnership recognizes related party revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Deferred revenue - related parties.” In addition, capital projects the Partnership is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements. The “Deferred revenue - related parties” balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	March 31, 2018	December 31, 2017
Minimum volume deficiencies - MPC	$46	$53
Project reimbursements - MPC	46	33
Total	$92	$86

7. Net Income (Loss) Per Limited Partner Unit

Net income (loss) per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income (loss) attributable to MPLX LP by the weighted average number of common units outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income (loss) per unit applicable to limited partners. The classes of participating securities include common units, Series A Convertible Preferred units (the "Preferred units") and certain equity-based compensation awards; and in prior periods, general partner units and IDRs.

For the three months ended March 31, 2018, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards. For the three months ended March 31, 2017, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2018 and March 31, 2017 were less than 1 million.

	Three Months Ended March 31,
(In millions)	2018	2017
Net income attributable to MPLX LP	$421	$150
Less: Limited partners’ distributions declared on Preferred units(1)	16	16
General partner’s distributions declared (including IDRs)(1)	—	65
Limited partners’ distributions declared on common units (including common units of general partner)(1)	467	198
Undistributed net loss attributable to MPLX LP	$(62)	$(129)

(1)	See Note 8 for distribution information.

	Three Months Ended March 31, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$467	$16	$483
Undistributed net loss attributable to MPLX LP	(62)	—	(62)
Net income attributable to MPLX LP(1)	$405	$16	$421
Weighted average units outstanding:
Basic	661	31	692
Diluted	661	31	692
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

	Three Months Ended March 31, 2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$65	$198	$16	$279
Undistributed net loss attributable to MPLX LP	(3)	(126)	—	(129)
Net income attributable to MPLX LP(1)	$62	$72	$16	$150
Weighted average units outstanding:
Basic	7	362	31	400
Diluted	7	367	31	405
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.20
Diluted		$0.19

(1)	Allocation of net income (loss) attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

8. Equity

The changes in the number of units outstanding during the three months ended March 31, 2018 are summarized below:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards(1)	150,257	140	150,397
Contribution of refining logistics and fuels distribution assets(2)	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at March 31, 2018	793,891,388	—	793,891,388

(1)	As a result of the unit-based compensation awards issued during the period, MPLX GP contributed less than $1 million in exchange for 140 general partner units to maintain its two percent GP Interest.

(2)
MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC will not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter 2018. See Note 4 for information regarding this acquisition.

GP/IDR Exchange – On February 1, 2018, MPC cancelled its IDRs and converted its economic GP Interest in MPLX LP to a non-economic general partner interest, in exchange for 275 million newly issued MPLX LP common units. These units had a fair value of $10.4 billion as of the transaction date as recorded on the Consolidated Statements of Equity. As a result of this transaction, the general partner units and IDRs were eliminated, are no longer outstanding and no longer participate in distributions of cash from the Partnership. MPC continues to own the non-economic GP Interest in MPLX LP. See Note 7 for more information on the net income per unit calculation.

Net Income Allocation – In preparing the Consolidated Statements of Equity, net income (loss) attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Note 9, and subsequently allocated to the limited partner unitholders in accordance with their respective ownership percentages. Prior to 2018, when distributions related to the IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings were allocated to the unitholders, based on their respective ownership percentages. The following table presents the allocation of the general partner’s GP Interest in net income attributable to MPLX LP, for income statement periods occurring prior to the exchange of the GP economic interests:

Three Months Ended March 31,
(In millions)	2017
Net income attributable to MPLX LP	$150
Less: Preferred unit distributions	16
General partner's IDRs and other	61
Net income attributable to MPLX LP available to general and limited partners	$73

General partner's two percent GP Interest in net income attributable to MPLX LP	$1
General partner's IDRs and other	61
General partner's GP Interest in net income attributable to MPLX LP	$62

Cash distributions – The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. In accordance with the Partnership Agreement, on April 25, 2018, the Partnership declared a quarterly cash distribution, based on the results of the first quarter of 2018, totaling $467 million, or $0.6175 per common unit. These distributions will be paid on May 15, 2018 to common unitholders of record on May 7, 2018.

The allocation of total quarterly cash distributions to general, limited and preferred unitholders is as follows for the three months ended March 31, 2018 and 2017. The Partnership’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2018	2017
General partner's distributions:
General partner's distributions on general partner units	$—	$5
General partner's distributions on IDRs	—	60
Total distribution on general partner units and IDRs	$—	$65
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$467	$198
Preferred unit distributions	16	16
Total cash distributions declared	$483	$279

9. Redeemable Preferred Units

Private Placement of Preferred Units – On May 13, 2016, MPLX LP completed the private placement of approximately 30.8 million 6.5 percent Preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Preferred units were used for capital expenditures, repayment of debt and general partnership purposes.

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

The changes in the redeemable preferred balance from December 31, 2017 through March 31, 2018 are summarized below:

(In millions)	Redeemable Preferred Units
Balance at December 31, 2017	$1,000
Net income	16
Distributions received by preferred unitholders	(16)
Balance at March 31, 2018	$1,000

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

•
L&S – transports, stores, distributes and markets crude oil and refined petroleum products. Segment information is not included for periods prior to the Joint-Interest Acquisition and the Ozark pipeline acquisitions. See Note 4 for more detail of these acquisitions.

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

Segment operating income represents income from operations attributable to the reportable segments. Corporate general and administrative expenses, unrealized derivative gains (losses), certain management fees and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially-owned entities that are either consolidated or accounted for as equity method investments. Segment operating income attributable to MPLX LP excludes the operating income related to Predecessors of the HST, WHC and MPLXT businesses prior to the dates they were acquired by MPLX LP.

The tables below present information about income from operations and capital expenditures for the reported segments:

	Three Months Ended March 31, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$646	$569	$1,215
Product related revenues	—	249	249
Segment other income	12	6	18
Total segment revenues and other income	658	824	1,482
Costs and expenses:
Segment cost of revenues	234	235	469
Purchased product costs	—	194	194
Segment operating income before portion attributable to noncontrolling interests and Predecessor	424	395	819
Segment portion attributable to noncontrolling interests and Predecessor	—	45	45
Segment operating income attributable to MPLX LP	$424	$350	$774

	Three Months Ended March 31, 2017
(In millions)	L&S	G&P	Total
Revenues and other income:
Segment revenues	$345	$401	$746
Product related revenues	—	196	196
Segment other income	12	1	13
Total segment revenues and other income	357	598	955
Costs and expenses:
Segment cost of revenues	148	113	261
Purchased product costs	—	140	140
Segment operating income before portion attributable to noncontrolling interests and Predecessor	209	345	554
Segment portion attributable to noncontrolling interests and Predecessor	53	36	89
Segment operating income attributable to MPLX LP	$156	$309	$465

	Three Months Ended March 31,
(In millions)	2018	2017
Reconciliation to Income from operations:
Segment operating income attributable to MPLX LP	$774	$465
Segment portion attributable to unconsolidated affiliates	(53)	(40)
Segment portion attributable to Predecessor	—	53
Income from equity method investments	61	5
Other income - related parties	13	11
Unrealized derivative gains(1)	7	16
Depreciation and amortization	(176)	(187)
General and administrative expenses	(69)	(58)
Income from operations	$557	$265

	Three Months Ended March 31,
(In millions)	2018	2017
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$1,482	$955
Revenue adjustment from unconsolidated affiliates	(137)	(92)
Income from equity method investments	61	5
Other income - related parties	13	11
Unrealized derivative gains related to product sales(1)	1	7
Total revenues and other income	$1,420	$886

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

	Three Months Ended March 31,
(In millions)	2018	2017
Reconciliation to Net income attributable to noncontrolling interests and Predecessor:
Segment portion attributable to noncontrolling interests and Predecessor	$45	$89
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(19)	(36)
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	(24)	(16)
Net income attributable to noncontrolling interests and Predecessor	$2	$37

The following table reconciles segment capital expenditures to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2018	2017
L&S segment capital expenditures	$190	$97
G&P segment capital expenditures	319	307
Total segment capital expenditures	509	404
Less: Capital expenditures for Partnership-operated, non-wholly-owned subsidiaries in G&P segment	54	124
Total capital expenditures	$455	$280

Total assets by reportable segment were:

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2	$5
L&S	5,958	4,611
G&P	15,046	14,884
Total assets	$21,006	$19,500

Equity method investments included in L&S assets were $1.17 billion at March 31, 2018 and $1.15 billion at December 31, 2017. Equity method investments included in G&P assets were $2.86 billion at March 31, 2018 and December 31, 2017, respectively.

11. Inventories

Inventories consist of the following:

(In millions)	March 31, 2018	December 31, 2017
NGLs	$2	$4
Line fill	7	8
Spare parts, materials and supplies	55	53
Total inventories	$64	$65

12. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	March 31, 2018	December 31, 2017
Natural gas gathering and NGL transportation pipelines and facilities	$5,253	$5,178
Processing, fractionation and storage facilities	4,729	3,893
Pipelines and related assets	2,388	2,253
Barges and towing vessels	553	490
Terminals and related assets	827	821
Refinery and related assets	839	—
Land, building, office equipment and other	873	770
Construction-in-progress	992	1,057
Total	16,454	14,462
Less accumulated depreciation	3,163	2,275
Property, plant and equipment, net	$13,291	$12,187

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by fair value hierarchy level. The Partnership has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	March 31, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Commodity contracts	$—	$(1)	$—	$(2)
Embedded derivatives in commodity contracts	—	(59)	—	(64)
Total carrying value in Consolidated Balance Sheets	$—	$(60)	$—	$(66)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.26 to $1.47 and (2) the probability of renewal of 62.50 percent for the first five year term and 82 percent for the second five year term of the gas purchase agreement and related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of derivative liabilities. The forward prices for NGL products generally increase or decrease in positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. Increases or decreases in the frac spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2)	$(64)	$(6)	$(54)
Total gains (losses) (realized and unrealized) included in earnings(1)	—	3	5	8
Settlements	—	3	1	2
Fair value at end of period	$(2)	$(58)	$—	$(44)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$—	$3	$5	$8

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in “Product sales” in the accompanying Consolidated Statements of Income. Gains and losses derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues.”

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

	March 31, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$12,442	$11,934	$7,718	$6,966
SMR liability	100	90	104	91

14. Derivative Financial Instruments

As of March 31, 2018, the Partnership had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs and purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Natural Gas (MMBtu)	Long	745,045
NGLs (Gal)	Short	7,696,503

Embedded Derivative - The Partnership has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. As of March 31, 2018 and December 31, 2017, the estimated fair value of this contract was a liability of $59 million and $64 million, respectively.

Certain derivative positions are subject to master netting agreements; therefore, the Partnership has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2018 and December 31, 2017, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets. The impact of the Partnership’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2018		December 31, 2017
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / other current liabilities	$—	$(12)	$—	$(14)
Other noncurrent assets / deferred credits and other liabilities	—	(48)	—	(52)
Total	$—	$(60)	$—	$(66)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, including the effect of master netting arrangements or collateral, see Note 13. There were no material changes to the Partnership’s policy regarding the accounting for Level 2 and Level 3 instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. The Partnership does not designate any of its commodity derivative positions as hedges for accounting purposes.

The impact of the Partnership’s derivative contracts not designated as hedging instruments and the location of (loss) or gain recognized in the Consolidated Statements of Income is summarized below:

	Three Months Ended March 31,
(In millions)	2018	2017
Product sales
Realized loss	$—	$(1)
Unrealized gain	1	7
Total derivative gain related to product sales	1	6
Purchased product costs
Realized loss	(3)	(2)
Unrealized gain	6	9
Total derivative gain related to purchased product costs	3	7
Cost of revenues
Realized (loss) gain	—	—
Unrealized (loss) gain	—	—
Total derivative (loss) gain related to cost of revenues	—	—
Total derivative gains	$4	$13

15. Debt

The Partnership’s outstanding borrowings consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
MPLX LP:
Bank revolving credit facility due 2022	$—	$505
5.500% senior notes due February 2023	710	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023-2025	63	63
MPL - capital lease obligations due 2020	7	7
Total	12,357	7,362
Unamortized debt issuance costs	(79)	(27)
Unamortized discount	(416)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$11,861	$6,945

Credit Agreements

On July 21, 2017, the Partnership entered into a syndicated credit agreement to replace its previously outstanding $2.0 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (the “MPLX Credit Agreement”). The financial covenants and the interest rate terms contained in the new credit agreement are substantially the same as those contained in the previous bank revolving credit facility. During the three months ended March 31, 2018, the Partnership borrowed $50 million under the MPLX Credit Agreement, at an average interest rate of 2.975 percent and repaid $555 million. At March 31, 2018, the Partnership had no outstanding borrowings and $3 million letters of credit outstanding under the new facility, resulting in total availability of $2.247 billion, or 99.9 percent of the borrowing capacity.

On January 2, 2018, the Partnership entered into a term loan agreement with a syndicate of lenders providing for a $4.1 billion, 364-day term loan facility. The Partnership drew the entire amount of the term loan facility in a single borrowing on February 1, 2018 with the entire amount then being repaid on February 8, 2018 as described below. The proceeds from the term loan facility were used to fund the cash portion of the dropdown consideration.

Senior Notes

On February 8, 2018, the Partnership issued $5.5 billion of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058 (collectively, the “2018 New Senior Notes”). The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. Also on February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the intercompany loan agreement with MPC Investment, as well as for general partnership purposes.

On February 10, 2017, the Partnership completed a public offering of $2.25 billion aggregate principal amount of unsecured senior notes, consisting of (i) $1.25 billion aggregate principal amount of 4.125 percent senior notes due in March 2027 and (ii) $1.0 billion aggregate principal amount of 5.200 percent senior notes due in March 2047 (collectively, the “2017 New Senior Notes”). The net proceeds from the New Senior Notes totaled approximately $2.22 billion, after deducting underwriting discounts, and were used for general partnership purposes and capital expenditures. Interest on each series of the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2017.

16. Revenue

Effect of ASC 606 Adoption

The Partnership adopted ASC 606 on January 1, 2018 for all contracts that were not yet completed as of the date of adoption. The details of significant changes and quantitative impact of the new revenue standard are disclosed below.

•
Third-party reimbursements – Third-party reimbursements, such as electricity costs, are presented gross on the income statement rather than net within cost of revenues. The gross-up for third-party reimbursements (e.g., increase in revenue; increase in cost of revenues) was $78 million for the period ending March 31, 2018.

The Partnership updated the allocation between lease and non-lease components for implicit leases as a result of this ASC 606 gross up. As a result, “Rental income” and “Rental cost of sales” increased by $16 million for the period ending March 31, 2018.

•
Noncash consideration – Under certain processing agreements, the Partnership is entitled to retain NGLs or other liquids from the customer. We obtain control of these NGLs and are able to direct the use of the goods. Service revenues are recorded based on the value of the NGLs received on the date the services are performed. Historically, revenue was not recorded on these arrangements until the product was sold. The impact to this change was an increase of $11 million to “Service revenue - product related” for the period ending March 31, 2018. NGL inventory related to keep-whole volumes was also revalued as a result of this change, with a cumulative adjustment of $1 million. Historically, revenue was not recorded on product received until it was sold and further, the increase in the inventory basis increased “Purchased product costs” by $12 million for the period ending March 31, 2018.

•
Percent-of-proceeds revenues – The Partnership’s percentage of proceeds revenue received was historically recorded in product revenues. Upon adoption of ASC 606, these revenues have been classified in service revenue, as the performance obligation related to these contracts is to provide gathering and processing services. Revenues will continue to be recorded net under these arrangements as the Partnership does not control the product prior to sale. For the period ending March 31, 2018, $33 million has now been recorded in “Service revenue - product related” as opposed to “Product sales.”

•
Imbalances – Historically, all imbalances were recorded net. In certain instances, the Partnership’s arrangements are structured such that imbalances are cashed-out each period end which results in the transfer of control of a commodity and creates a purchase and/or sale of a commodity under ASC 606. Thus, certain imbalances will be grossed up as a result of adoption. The impact of this change was an increase of $12 million to “Product sales” and “Purchased product costs” for the period ending March 31, 2018.

•
Aid in construction – Historically, all aid in construction amounts received were deferred and recognized into revenue. Payments received from non-customers will no longer be deferred as the accounting will not be subject to ASC 606. Such payments will be recorded as a reduction to plant, property and equipment. The cumulative adjustment wrote down $3 million of net plant, property and equipment.

•
Oil Allowances – Historically, oil allowances were recorded when received as consideration for services performed. Under ASC 606, the Partnership does not believe such amounts represent consideration from a customer. Any excess product obtained and sold as a result of these allowances is recorded as product sale. This change decreased “Service revenues” and “Service revenues - related party” by $1 million for the period ending March 31, 2018 and increased Product sales and Product sales related party by $1 million.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

(In millions)	Balance at December 31, 2017	ASC 606 Adjustment	Total
Assets
Inventories	$65	$1	$66
Property, plant and equipment, net	12,187	(3)	12,184
Liabilities
Long-term deferred revenue	42	(3)	39
Equity
Common unitholders - public	$8,379	$1	$8,380

Aside from the adjustments to the opening balances noted above, the impact of adoption on our Consolidated Balance Sheets for the period ended March 31, 2018 was immaterial. The disclosure of the impact of adoption on our Consolidated Statements of Income for the period ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
(In millions)	ASC 606 Balance	ASC 605 Balance	Effect of Change Higher/ (Lower)
Revenues and other income:
Service revenue	$382	$305	$77
Service revenue - related parties	471	472	(1)
Service revenue - product related	44	—	44
Rental income	79	63	16
Product sales(1)	207	228	(21)
Product sales - related parties	4	3	1
Costs and expenses:
Cost of revenues(2)	206	128	78
Rental cost of sales	29	13	16
Purchased product costs	187	163	24
Depreciation and amortization	176	176	—
Net income	$423	$425	$(2)

(1)	G&P “Product sales” exclude approximately $1 million of revenue related to derivative gains/losses and mark-to-market adjustments.

(2)	Excludes “Purchased product costs,” “Rental cost of sales,” “Purchases,” “Depreciation and amortization,” “General and administrative expenses,” and “Other taxes.”

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the period ended March 31, 2018:

	Three Months Ended March 31, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$28	$354	$382
Service revenue - related parties	471	—	471
Service revenue - product related	—	44	44
Product sales(1)	1	205	206
Product sales - related parties	1	3	4
Total revenues from contracts with customers	$501	$606	$1,107
Non-ASC 606 revenue(2)			313
Total revenues and other income			1,420
Revenue adjustment for unconsolidated affiliates			137
(Income) from equity method investments			(61)
Other income - related parties			(13)
Unrealized derivative (gain) related to product sales			(1)
Total segment revenues and other income			$1,482

(1)	G&P “Product sales” exclude approximately $1 million of revenue related to derivative gains/losses and mark-to-market adjustments.

(2)	Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains/losses, mark-to-market adjustments, and other income.

Contract Balances

Contract assets typically relate to aid in construction agreements where the revenue recognized and the Partnership’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are generally classified as current and included in “Other current assets” in our Consolidated Balance Sheets.

Contract liabilities, which we refer to as “Deferred revenue,” and “Long-term deferred revenue” typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.

“Receivables, net” primarily relate to our commodity sales. Portions of the “Receivables, net” balance are attributed to the sale of commodity product controlled by the Partnership prior to sale while a significant portion of the balance relates to the sale of commodity product on behalf of our producer customer. The sales and related “Receivables, net” are commingled and excluded from the table below. The Partnership remits the net sales price back to our producer customers upon completion of the sale. Each period end certain amounts within accounts payable relate to our payments to producer customers. Such amounts are not deemed material at period end as a result of when we settle with each producer.

The table below reflects the changes in our contract balances for the period ended March 31, 2018:

(In millions)	Balance at January 1, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2018
Contract assets	$4	$—	$—	$4
Deferred revenue	5	2	(2)	5
Deferred revenue - related parties	42	9	(9)	42
Long-term deferred revenue	7	1	—	8
Long-term deferred revenue - related parties	39	6	—	45

(1)	Balance represents ASC 606 portion of each respective line items.

(2)	No revenue was recognized related to past performance obligations, in the current period. Changes in long-term amounts represent reclassifications to current balances.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of March 31, 2018, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $96 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 19 years. The Company does not disclose information about remaining performance obligations that have original expected durations of one year or less. Further, the Company does not disclose variable consideration due to volume variability in the table below.

(In millions)	Logistics & Storage Services	Gathering & Processing Services(3)
2018	$704	$91
2019	929	118
2020	929	114
2021	929	113
2022 and thereafter	5,577	404
Total revenue on remaining performance obligations(1),(2)	$9,068	$840

(1)
All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.

(2)	Arrangements deemed implicit leases are included in “Rental income” and are excluded from this table.

(3)
Only minimum volume commitments that are deemed fixed are included in the table above. The Partnership has various minimum volume commitments in processing arrangements that vary based on the actual Btu content of the gas received. These amounts are deemed variable consideration and are excluded from the table above.

Practical Expedients

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

17. Supplemental Cash Flow Information

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2	$5
Restricted cash(1)	4	4
Cash, cash equivalents and restricted cash(2)	$6	$9

(1)	The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

(2)	As a result of the adoption of ASU 2016-18, the Consolidated Statements of Cash Flows now explain the change during the period of both “Cash and cash equivalents” and “Restricted cash.”

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$103	$49
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	1	6
Contribution of fixed assets to joint venture(1)	$—	$328

(1)	Contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 5.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2018	2017
(Decrease) increase in capital accruals	$(6)	$2

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on its Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by the LOOP and Explorer joint-interests to their employees. MPLX LP is not a sponsor of these benefit plans. As a transfer between entities under common control, the Partnership recorded the Joint-Interest Acquisition from MPC on its Consolidated Balance Sheets at MPC’s historical basis, which included accumulated other comprehensive loss. MPLX LP’s assumption of the accumulated other comprehensive loss balance had no effect on MPLX LP’s comprehensive income during the period as the balance was accumulated while under the ownership of MPC.

The following table shows the changes in accumulated other comprehensive loss by component during the period December 31, 2017 through March 31, 2018.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance as of December 1, 2017(1)	$(13)	$(1)	$(14)
Other comprehensive loss - remeasurements(2)	(1)	(1)	(2)
Balance as of March 31, 2018(1)	$(14)	$(2)	$(16)

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost by LOOP and Explorer and are therefore included in the Consolidated Statements of Income under the caption “Income (loss) from equity method investments.”

(2)
Components of “Other comprehensive loss - remeasurements” relate to actuarial gains and losses as well as amortization of prior service costs. The Partnership records an adjustment to comprehensive income in accordance with its ownership interest in LOOP and Explorer.

19. Equity-Based Compensation

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common units for the three months ended March 31, 2018:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2017	1,351,523	$34.53
Granted	169,310	35.00
Settled	(217,093)	33.83
Forfeited	(46,330)	34.95
Outstanding at March 31, 2018	1,257,410	34.70

Performance Units – The Partnership grants performance units under the MPLX LP 2012 Incentive Compensation Plan to certain officers of the general partner and certain eligible MPC officers who make significant contributions to its business.  These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units and often contain both market and performance conditions based on various metrics.  Market conditions are valued using a Monte Carlo valuation while performance conditions are reevaluated periodically and valued at the compensation cost associated with the performance outcome deemed most probable.  During the three months ended March 31, 2018, an award was granted; however, a grant date could not be established based on the nature of the award terms.  Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the awards fair value will be recognized over the remaining service period.

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the three months ended March 31, 2018:

Number of Units
Outstanding at December 31, 2017	2,536,594
Granted	—
Settled	(538,594)
Forfeited	(50,000)
Outstanding at March 31, 2018	1,948,000

20. Commitments and Contingencies

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

At March 31, 2018 and December 31, 2017, accrued liabilities for remediation totaled $15 million and $13 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At December 31, 2017, there was less than $1 million in payables to MPC for indemnification of environmental costs related to incidents occurring prior to the Initial Offering. At March 31, 2018 there was $3 million in receivables from MPC for these costs.

MarkWest Liberty Midstream and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its

affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, subject to a 30-day public comment period, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete.

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

Other Lawsuits – The Partnership, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. It is possible that, in connection with these lawsuits, the MPLX Parties will incur material amounts of damages. While the ultimate outcome and impact to the Partnership cannot be predicted with certainty, and the Partnership is not able to estimate a reasonably possible loss (or range of loss), if any, for these matters, the Partnership believes the resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Contractual Commitments and Contingencies – At March 31, 2018, the Partnership’s contractual commitments to acquire property, plant and equipment totaled $718 million. These commitments were primarily related to plant expansion projects for the Marcellus and Southwest Operations. In addition, from time to time and in the ordinary course of business, the Partnership and its affiliates provide guarantees of the Partnership’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2018, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

21. Subsequent Events

On December 4, 2015, the Partnership entered into a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC Investment may make loans to the Partnership on a revolving basis, as requested by the Partnership and agreed to by MPC Investment, up to $500 million at any time outstanding.  On April 27, 2018, the Partnership and MPC Investment entered into a First Amendment to the MPC Loan Agreement (the “First Amendment”) to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion at any time outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

PARTNERSHIP OVERVIEW

We are a diversified, growth-oriented master limited partnership formed by MPC to own, operate, develop and acquire midstream energy infrastructure assets. We are engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; the, transportation, storage and distribution of crude oil and refined petroleum products; and refining logistics and fuels distribution services.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended March 31, 2018 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S segment operating income attributable to MPLX LP increased approximately $268 million, or 172 percent, for the three months ended March 31, 2018 compared to the same period of 2017 due to $198 million from the acquisition of Refining Logistics and Fuels Distribution, $53 million from the inclusion of HST, WHC and MPLXT results after our acquisition as of March 1, 2017 and $7 million from the acquisition of the Ozark pipeline as of March 1, 2017.

•
G&P segment operating income attributable to MPLX LP increased approximately $41 million, or 13 percent, for the three months ended March 31, 2018 compared to the same period of 2017. The G&P segment realized volume increases during the first quarter of 2018 primarily due to expansions in the Southwest as well as growth at the Sherwood, Majorsville and Bluestone plants. Compared to the first quarter of 2017, processing volumes were up approximately 8 percent, fractionated volumes were up approximately 15 percent and gathering volumes were up approximately 31 percent.

Additional highlights for the three months ended March 31, 2018, including a look ahead to anticipated growth, are listed below.

Acquisition and Growth Activities

•
On February 1, 2018, we acquired Refining Logistics and Fuels Distribution from MPC in exchange for $4.1 billion in cash and a fixed number of common units and general partner units of 111.6 million and 2.3 million, respectively. The general partner units maintained MPC’s two percent economic general partner interest, which converted into a non-economic general partner interest immediately thereafter in the GP IDR Exchange. Refining Logistics contains the integrated tank farm assets that support MPC’s refining operations. These essential logistics assets include: 619 tanks with approximately 56 million barrels storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent.

Financing Activities

•
On February 8, 2018, the Partnership issued $5.5 billion of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. The net proceeds were used to repay the $4.1 billion 364-day term loan facility (as described below), the outstanding borrowings under the MPLX Credit Agreement and the intercompany loan agreement with MPC Investment, as well as for general partnership purposes.

•
On February 1, 2018, immediately following the completion of the dropdown acquisition mentioned above, our general partner’s IDRs were eliminated and its two percent economic general partner interest in MPLX LP was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX LP common units. This exchange eliminates the general partner cash distribution requirements of the Partnership and is expected to be accretive to DCF attributable to common unitholders in the third quarter and for the full year 2018.

•
On February 1, 2018, in connection with the dropdown acquisition, the Partnership drew $4.1 billion on a 364-day term loan facility with a syndicate of lenders, which was entered into on January 2, 2018. The proceeds of the term loan facility were used to fund the cash portion of the dropdown consideration.

•
During the three months ended March 31, 2018, we did not issue any common units under our ATM Program. As of March 31, 2018, $1.7 billion of common units remain available for issuance through the ATM Program.

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

In evaluating our financial performance, management utilizes the segment performance measures, segment revenues and segment operating income, including total segment operating income. The use of these measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. See Note 10 of the Notes to Consolidated Financial Statements for the reconciliations of these segment measures, including total segment operating income, to their respective most directly comparable GAAP measures.

COMPARABILITY OF OUR FINANCIAL RESULTS

Our acquisitions have impacted comparability of our financial results (see Note 4 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2018 and 2017, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Total revenues and other income	$1,420	$886	$534
Costs and expenses:
Cost of revenues (excludes items below)	206	113	93
Purchased product costs	187	131	56
Rental cost of sales	29	12	17
Rental cost of sales - related parties	1	—	1
Purchases - related parties	177	107	70
Depreciation and amortization	176	187	(11)
General and administrative expenses	69	58	11
Other taxes	18	13	5
Total costs and expenses	863	621	242
Income from operations	557	265	292
Related party interest and other financial costs	1	—	1
Interest expense, net of amounts capitalized	112	66	46
Other financial costs	17	12	5
Income before income taxes	427	187	240
Provision for income taxes	4	—	4
Net income	423	187	236
Less: Net income attributable to noncontrolling interests	2	1	1
Less: Net income attributable to Predecessor	—	36	(36)
Net income attributable to MPLX LP	$421	$150	$271

Adjusted EBITDA attributable to MPLX LP(1)	$760	$423	$337
DCF(1)	619	354	265
DCF attributable to GP and LP unitholders(1)	603	338	265

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$423	$187	$236
Depreciation and amortization	176	187	(11)
Provision for income taxes	4	—	4
Amortization of deferred financing costs	16	12	4
Non-cash equity-based compensation	4	3	1
Net interest and other financial costs	114	66	48
Income from equity method investments	(61)	(5)	(56)
Distributions from unconsolidated subsidiaries	68	33	35
Other adjustments to equity method investment distributions	22	—	22
Unrealized derivative gains(1)	(7)	(16)	9
Acquisition costs	3	4	(1)
Adjusted EBITDA	762	471	291
Adjusted EBITDA attributable to noncontrolling interests	(2)	(1)	(1)
Adjusted EBITDA attributable to Predecessor(2)	—	(47)	47
Adjusted EBITDA attributable to MPLX LP	760	423	337
Deferred revenue impacts	9	8	1
Net interest and other financial costs	(114)	(66)	(48)
Maintenance capital expenditures	(25)	(12)	(13)
Equity method investment capital expenditures paid out	(11)	(2)	(9)
Other	—	1	(1)
Portion of DCF adjustments attributable to Predecessor(2)	—	2	(2)
DCF	619	354	265
Preferred unit distributions	(16)	(16)	—
DCF attributable to GP and LP unitholders	$603	$338	$265

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$450	$377	$73
Changes in working capital items	178	44	134
All other, net	(3)	(9)	6
Non-cash equity-based compensation	4	3	1
Net gain on disposal of assets	—	(1)	1
Net interest and other financial costs	114	66	48
Asset retirement expenditures	1	1	—
Unrealized derivative gains(1)	(7)	(16)	9
Acquisition costs	3	4	(1)
Other adjustments to equity method investment distributions	22	—	22
Other	—	2	(2)
Adjusted EBITDA	762	471	291
Adjusted EBITDA attributable to noncontrolling interests	(2)	(1)	(1)
Adjusted EBITDA attributable to Predecessor(2)	—	(47)	47
Adjusted EBITDA attributable to MPLX LP	760	423	337
Deferred revenue impacts	9	8	1
Net interest and other financial costs	(114)	(66)	(48)
Maintenance capital expenditures	(25)	(12)	(13)
Equity method investment capital expenditures paid out	(11)	(2)	(9)
Other	—	1	(1)
Portion of DCF adjustments attributable to Predecessor(2)	—	2	(2)
DCF	619	354	265
Preferred unit distributions	(16)	(16)	—
DCF attributable to GP and LP unitholders	$603	$338	$265

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Total revenues and other income increased $534 million in the first quarter of 2018 compared to the same period of 2017. This variance was due mainly to a $265 million increase from the acquisition of Refining Logistics and Fuels Distribution, increased pricing on product sales of approximately $16 million, higher revenues from volume growth of $38 million in the Marcellus and the Southwest areas, and higher crude and product transportation volumes of $14 million, and an $11 million increase from the acquisition of the Ozark pipeline. Equity method investments provided a $56 million increase, due to the MarEn Bakken acquisition, the Joint-Interest Acquisition, the addition of the Sherwood Midstream joint venture during 2017 and increased dry gas gathering volumes for certain of our equity method investments. Additionally, revenues increased by approximately $117 million due to ASC 606 gross ups.

Cost of revenues increased $93 million in the first quarter of 2018 compared to the same period of 2017. This variance was primarily due to ASC 606 gross ups.

Purchased product costs increased $56 million in the first quarter of 2018 compared to the same period of 2017. This variance was primarily due to higher NGL and gas prices of $11 million and increased volumes of $19 million, primarily in the Southwest area, an increase due to ASC 606 gross ups of approximately $24 million, as well as an increase related to the change in fair value of derivative instruments of approximately $3 million, of which a majority is related to our Natural Gas Embedded Derivative.

Rental cost of sales increased $17 million in the first quarter of 2018 compared to the same period of 2017. This variance is primarily due to ASC 606 gross ups impacting the allocation of revenue and costs to lease and non-lease components.

Purchases - related parties increased $70 million in the first quarter of 2018 compared to the same period of 2017. This variance is primarily due to the acquisition of Refining Logistics and Fuels Distribution and to increased employee related costs.

Depreciation and amortization expense decreased $11 million in the first quarter of 2018 compared to the same period of 2017. This variance was primarily due to accelerated depreciation expense of approximately $28 million incurred in the first quarter of 2017 related to the decommissioning of the Houston 1 facility in the Marcellus area, offset by an increase of $12 million from the acquisition of Refining Logistics and Fuels Distribution and additions to in-service property, plant and equipment throughout 2017 and the first quarter of 2018.

General and administrative expenses increased $11 million in the first quarter of 2018 compared to the same period of 2017. This variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution, and to the timing of the acquisition costs related to that transaction.

Net interest expense and other financial costs increased $52 million in the first quarter of 2018 compared to the same period of 2017. The increase is mainly due to increased interest and financing costs related to the 2018 New Senior Notes, the 2017 New Senior Notes and the short-term term loan agreement used to fund the Refining Logistics and Fuels Distribution acquisition.

SEGMENT RESULTS

We classify our business in the following reportable segments: L&S and G&P. Segment operating income represents income from operations attributable to the reportable segments. We have investments in entities that we operate that are accounted for using equity method of accounting. However, we view financial information as if those investments were consolidated. Corporate general and administrative expenses; unrealized derivative (losses) gains; property, plant and equipment impairment; goodwill impairment and depreciation and amortization are not allocated to the reportable segments. Management does not consider these items allocable to or controllable by any individual segment and, therefore, excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of income from operations attributable to the noncontrolling interests related to partially owned entities that are either consolidated or accounted for as equity method investments. Segment operating income attributable to MPLX LP excludes the operating income related to the HST, WHC and MPLXT Predecessor prior to the March 1, 2017 acquisition.

The following tables present information about segment operating income for the reported segments.

L&S Segment

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Revenues and other income:
Segment revenues	$646	$345	$301
Segment other income	12	12	—
Total segment revenues and other income	658	357	301
Costs and expenses:
Segment cost of revenues	234	148	86
Segment operating income before portion attributable to noncontrolling interests and Predecessor	424	209	215
Segment portion attributable to noncontrolling interests and Predecessor	—	53	(53)
Segment operating income attributable to MPLX LP	$424	$156	$268

Three months ended March 31, 2018 compared to three months ended March 31, 2017

In the first quarter of 2018 compared to the same period of 2017, segment revenue increased primarily due to an additional $265 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, a $14 million increase from higher crude and product transportation volumes, an $11 million increase from the acquisition of the Ozark pipeline, a $4 million increase from additional marine vessels, and a $4 million increase in the recognition of revenue related to volume deficiency payments.

In the first quarter of 2018 compared to the same period of 2017, segment cost of revenues increased primarily due to a $67 million increase from the acquisition of Refining Logistics and Fuels Distribution, a $4 million increase from the acquisition of the Ozark pipeline, a $4 million increase in employee related costs, and increased other miscellaneous expenses.

In the first quarter of 2018 compared to the same period of 2017, the segment portion attributable to noncontrolling interests and Predecessor decreased due to the acquisition of HST, WHC and MPLXT as of March 1, 2017.

During the first quarter of 2018, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC was obligated to make a $9 million deficiency payment. We record deficiency payments as “Deferred revenue - related parties” on our Consolidated Balance Sheets. In the first quarter of 2018, we recognized revenue of $15 million related to volume deficiency credits. At March 31, 2018, the cumulative balance of “Deferred revenue - related parties” on our Consolidated Balance Sheets related to volume deficiencies was $46 million. The following table presents the future expiration dates of the associated deferred revenue credits as of March 31, 2018:

(In millions)
June 30, 2018	$8
September 30, 2018	8
December 31, 2018	10
March 31, 2019	12
June 30, 2019	4
September 30, 2019	4
December 31, 2019	—
March 31, 2020	—
Total	$46

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

G&P Segment

Our assets include approximately 5.9 bcf/d of gathering capacity, 8.4 bcf/d of natural gas processing capacity and 610 mbpd of fractionation capacity.

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Revenues and other income:
Segment revenues	$569	$401	$168
Product related revenues	249	196	53
Segment other income	6	1	5
Total segment revenues and other income	824	598	226
Costs and expenses:
Segment cost of revenues	235	113	122
Purchased product costs	194	140	54
Segment operating income before portion attributable to noncontrolling interests	395	345	50
Segment portion attributable to noncontrolling interests	45	36	9
Segment operating income attributable to MPLX LP	$350	$309	$41

Three months ended March 31, 2018 compared to three months ended March 31, 2017

In the first quarter of 2018 compared to the same period of 2017, segment revenue increased due to higher fees of approximately $52 million on higher volumes due to increased utilization of existing facilities as well as new gathering and processing facilities in the Marcellus and Southwest areas and additional fractionation capacity in the Marcellus area, as well as ASC 606 gross ups for expense reimbursements of approximately $117 million.

In the first quarter of 2018 compared to the same period of 2017, product related revenues increased due to increased pricing on product sales of approximately $22 million, increased volumes of approximately $9 million, and ASC 606 gross ups related mainly to imbalances of approximately $12 million.

In the first quarter of 2018 compared to the same period of 2017, segment cost of revenues increased primarily due to ASC 606 gross ups.

In the first quarter of 2018 compared to the same period of 2017, purchased product costs increased due to higher NGL and gas prices of approximately $11 million, increased volumes of approximately $19 million primarily in the Southwest area, and ASC 606 gross ups related to imbalances and non cash consideration of approximately $24 million.

Segment Reconciliations

The following tables provide reconciliations of segment operating income to our consolidated income from operations, segment revenue to our consolidated total revenues and other income, and segment portion attributable to noncontrolling interests to our consolidated net income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017. Adjustments related to unconsolidated affiliates relate to our Partnership-operated non-wholly-owned entities that we consolidate for segment purposes. Income (loss) from equity method investments relates to our portion of income (loss) from our unconsolidated joint ventures of which Partnership-operated joint ventures are consolidated for segment purposes. Other income - related parties consists of operational service fee revenues from our operated unconsolidated affiliates. Unrealized derivative activity is not allocated to segments.

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Reconciliation to Income from operations:
Segment operating income attributable to MPLX LP	$774	$465	$309
Segment portion attributable to unconsolidated affiliates	(53)	(40)	(13)
Segment portion attributable to Predecessor	—	53	(53)
Income from equity method investments	61	5	56
Other income - related parties	13	11	2
Unrealized derivative gains(1)	7	16	(9)
Depreciation and amortization	(176)	(187)	11
General and administrative expenses	(69)	(58)	(11)
Income from operations	$557	$265	$292

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Reconciliation to Total revenues and other income:
Total segment revenues and other income	$1,482	$955	$527
Revenue adjustment from unconsolidated affiliates	(137)	(92)	(45)
Income from equity method investments	61	5	56
Other income - related parties	13	11	2
Unrealized derivative gains related to product sales(1)	1	7	(6)
Total revenues and other income	$1,420	$886	$534

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

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Reconciliation to Net income attributable to noncontrolling interests and Predecessor:
Segment portion attributable to noncontrolling interests and Predecessor	$45	$89	$(44)
Portion of noncontrolling interests and Predecessor related to items below segment income from operations	(19)	(36)	17
Portion of operating income attributable to noncontrolling interests of unconsolidated affiliates	(24)	(16)	(8)
Net income attributable to noncontrolling interests and Predecessor	$2	$37	$(35)

SEGMENT NET OPERATING MARGIN

For the three months ended March 31, 2018, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Other(1)
L&S	100%	—%
G&P(2)	90%	10%
Total	95%	5%

(1)
Includes percent-of-proceeds, keep-whole, and other types of NGL arrangements tied to NGL, condensate, and natural gas prices. See Item 1. Business - Our G&P Contracts With Third Parties in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of each of these type of arrangements.

(2)	Includes unconsolidated affiliates (See Note 5 of the Notes to Consolidated Financial Statements).

The table above does not give effect to our active commodity risk management program. For further discussion of how we manage commodity price volatility for the portion of our net operating margin that is not fee-based, see Note 14 of the Notes to Consolidated Financial Statements.

The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
(In millions)	2018	2017
Reconciliation of net operating margin to income from operations:
Segment revenues	$1,215	$746
Product related revenues	249	196
Purchased product costs	(194)	(140)
Realized derivative loss related to purchased product costs(1)	3	2
Other	5	—
Net operating margin	1,278	804
Revenue adjustment from unconsolidated affiliates(2)	(137)	(92)
Realized derivative loss related to purchased product costs(1)	(3)	(2)
Unrealized derivative (losses) gains(1)	7	16
Income from equity method investments	61	5
Other income	4	2
Other income - related parties	23	22
Cost of revenues (excludes items below)	(206)	(113)
Rental cost of sales	(29)	(12)
Rental cost of sales - related parties	(1)	—
Purchases - related parties	(177)	(107)
Depreciation and amortization	(176)	(187)
General and administrative expenses	(69)	(58)
Other taxes	(18)	(13)
Income from operations	$557	$265

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

OPERATING DATA

	Three Months Ended March 31,
	2018	2017
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	2,006	1,624
Product pipelines	1,056	951
Total pipelines	3,062	2,575

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.56	$0.59
Product pipelines	0.76	0.76
Total pipelines	0.63	0.65

Terminal throughput (mbpd)	1,445	1,424

Marine Assets (number in operation)(2)
Barges	244	231
Towboats	20	18

G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,123	926
Utica Operations(3)	1,570	914
Southwest Operations(4)	1,478	1,344
Total gathering throughput	4,171	3,184

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,114	3,532
Utica Operations(3)	936	1,068
Southwest Operations	1,326	1,267
Southern Appalachian Operations	253	265
Total natural gas processed	6,629	6,132

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	352	291
Utica Operations(3)(5)	43	43
Southwest Operations	16	19
Southern Appalachian Operations(6)	12	14
Total C2 + NGLs fractionated(7)	423	367

Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.85	$3.06
C2 + NGL Pricing ($ per gallon)(8)	$0.73	$0.64

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	Includes unconsolidated equity method investments that are shown consolidated for segment purposes only.

(4)
Includes approximately 117 MMcf/d related to the unconsolidated equity method investment Wirth Gathering Partnership for the three months ended March 31, 2018 and 330 MMcf/d related to the unconsolidated equity method investments, Wirth Gathering Partnership and MarkWest Pioneer, L.L.C., for the three months ended March 31, 2017. The Partnership acquired a 100 percent interest in MarkWest Pioneer on July 1, 2017.

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

(6)	Includes NGLs fractionated for the Marcellus Operations and Utica Operations.

(7)	Purity ethane makes up approximately 193 mbpd and 153 mbpd of total fractionated products for the three months ended months ended March 31, 2018 and 2017, respectively.

(8)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents balance was $2 million at March 31, 2018 compared to $5 million at December 31, 2017. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$450	$377
Investing activities	(490)	(955)
Financing activities	37	607
Total	$(3)	$29

Net cash provided by operating activities increased $73 million in the first three months of 2018 compared to the first three months of 2017, the majority of which is related to the inclusion of the Refining Logistics and Fuels Distributions assets as of February 1, 2018.

Net cash used in investing activities decreased $465 million in the first three months of 2018 compared to the first three months of 2017, primarily due to higher acquisitions in the first quarter of 2017 including the acquisition of an equity interest in the Bakken Pipeline system for $513 million, investments in other unconsolidated entities of approximately $177 million, and $219 million for the acquisition of the Ozark pipeline. Acquisitions in the first three months of 2018 relate to various capital projects in line with the Partnership’s capital growth plan.

Financing activities were a $37 million source of cash in the first three months of 2018 compared to a $607 million source of cash in the first three months of 2017. The source of cash in the first three months of 2018 was primarily due to $5.5 billion of net proceeds from the senior notes issued on February 8, 2018, $4.1 billion of net proceeds under the 364-day term loan facility that was drawn on February 1, 2018, and $452 million of net proceeds from draws on the loan agreement with MPC. These items were partially offset by distributions to MPC of $4.1 billion for the acquisition of the Refining Logistics and Fuels Distribution assets, $4.1 billion repayment of the 364 day term loan facility, $838 million repayment of the loan agreement with MPC, $555 million repayment of the MPLX Credit Agreement, debt issuance costs of $53 million, distributions of $16 million to preferred unitholders, and distributions of $347 million to unitholders and our general partner due mainly to the increase in units outstanding as well as an increase in the distribution per limited partner unit.

Debt and Liquidity Overview

Our outstanding borrowings at March 31, 2018 and December 31, 2017 consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
MPLX LP:
Bank revolving credit facility due 2022	$—	$505
5.500% senior notes due February 2023	710	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023-2025	63	63
MPL - capital lease obligations due 2020	7	7
Total	12,357	7,362
Unamortized debt issuance costs	(79)	(27)
Unamortized discount	(416)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$11,861	$6,945

The increase in debt as of March 31, 2018 compared to year-end 2017 was due to the public offering of $5.5 billion of senior notes issued on February 8, 2018, as described below.

Our bank revolving credit facility (MPLX Credit Agreement) includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2018, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.6 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As disclosed in Note 3 of the Notes to Consolidated Financial Statements, we expect the adoption of the lease accounting standards update to result in the recognition of a significant lease obligation. The MPLX Credit Agreement contains provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculation violations.

On January 2, 2018, the Partnership entered into a term loan agreement with a syndicate of lenders providing for a $4.1 billion, 364-day term loan facility. The Partnership drew the entire amount of the term loan facility in a single borrowing on February 1, 2018. The proceeds from the term loan facility were used to fund the cash portion of the dropdown consideration.

On February 8, 2018, the Partnership issued $5.5 billion of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. On

February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the intercompany loan agreement with MPC Investment, as well as for general partnership purposes. See Notes 4 and 15 of the Notes to Consolidated Financial Statements for additional information.

Our intention is to maintain an investment grade credit profile. As of March 31, 2018, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa3 (stable outlook)
Standard & Poor’s	BBB (stable outlook)
Fitch	BBB- (stable outlook)

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

Our liquidity totaled $2.7 billion at March 31, 2018 consisting of:

	March 31, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2022(1)	$2,250	$(3)	$2,247
MPC Investment - loan agreement (2)	500	—	500
Total liquidity	$2,750	$(3)	$2,747
Cash and cash equivalents			2
Total liquidity			$2,749

(1)	Outstanding borrowings include $3 million in letters of credit outstanding under this facility.
(2) This agreement was amended on April 27, 2018 to increase the borrowing capacity under the agreement from $500 million to $1 billion. The increased borrowing capacity provides additional financing flexibility to MPLX.

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our loan agreement with MPC and borrowings under our revolving credit facilities. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

The table below summarizes the changes in the number of units outstanding through March 31, 2018:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards	150,257	140	150,397
Contribution of refining logistics and fuels distribution assets	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at March 31, 2018	793,891,388	—	793,891,388

For more details on equity activity, see Notes 8 and 9 of the Notes to Consolidated Financial Statements.

The Partnership expects the net proceeds from sales under the ATM Program will be used for general partnership purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the three months ended March 31, 2018, we issued no common units under our ATM program. As of March 31, 2018, $1.7 billion of common units remain available for issuance through the ATM Program under the Distribution Agreement.

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

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $208 million per quarter, or $834 million per year, based on the number of common units outstanding at March 31, 2018. On April 25, 2018, we announced the board of directors of our general partner had declared a distribution of $0.6175 per unit that will be paid on May 15, 2018 to unitholders of record on May 7, 2018. This represents an increase of $0.0100 per unit, or two percent, above the fourth quarter 2017 distribution of $0.6075 per unit and an increase of 14 percent over the first quarter 2017 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2018 and 2017. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2018	2017
Distribution declared:
Limited partner units - public	$179	$149
Limited partner units - MPC	288	49
General partner units - MPC	—	5
IDRs - MPC	—	60
Total GP & LP distribution declared	467	263
Redeemable preferred units	16	16
Total distribution declared	$483	$279

Cash distributions declared per limited partner common unit	$0.6175	$0.5400

Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those implied in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and execute our business plan; negative capital market conditions, including an increase of the current yield on common units; the timing and extent of changes in commodity prices and demand for natural gas, NGLs, crude oil, feedstocks or refined petroleum products; continued/further volatility in and/or degradation of market and industry conditions; completion of midstream capacity by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution objectives; state and federal environmental, economic, health and safety, energy and other policies and regulations; changes to our capital budget; financial stability of our producer customers and MPC; other risks related to MPC including the proposed transaction between MPC and Andeavor; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

MPC Strategic Actions

In early 2017, MPC announced its plans to offer the Partnership the opportunity to acquire assets contributing an estimated $1.4 billion of annual EBITDA. The first and second drop of assets, contributing a total of approximately $388 million of annual EBITDA, took place in 2017. The third dropdown, composed of refinery logistics assets and fuels distribution services projected to generate approximately $1.0 billion of annual EBITDA, closed on February 1, 2018, as discussed in Note 4 of the Notes to Consolidated Financial Statements. Funding for the dropdowns included cash and approximately equal proportions of debt and equity, with the equity financing funded through transactions with MPC. Immediately following the third drop of assets, MPC exchanged its IDRs and two percent GP economic interest for common units. Looking ahead, we expect to internally fund a greater portion of our future growth from internal cash flows.

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

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2018	2017
Capital expenditures:
Maintenance	$25	$12
Expansion	425	271
Total capital expenditures	450	283
Less: (Decrease) increase in capital accruals	(6)	2
Asset retirement expenditures	1	1
Additions to property, plant and equipment	455	280
Capital expenditures of unconsolidated subsidiaries(1)	54	124
Total gross capital expenditures	509	404
Less: Joint venture partner contributions	14	34
Total capital expenditures, net	495	370
Less: Maintenance capital expenditures	25	12
Total growth capital expenditures	$470	$358

(1)	Includes amounts related to unconsolidated, Partnership-operated subsidiaries.

Our growth capital plan for 2018 is $2.2 billion, not including the February 1, 2018 dropdown transaction with MPC as previously discussed and in Note 4 of the Notes to Consolidated Financial Statements, or its respective subsequent capital spending. The G&P segment capital plan for 2018 includes the addition of 1.5 billion bcf/d processing capacity at 8 gas processing plants (3 of which were placed in service during the first quarter of 2018), six in the Marcellus and Utica basins and two in the Southwest, which expands the Partnership’s processing capacity in the Permian basin and the STACK shale play of Oklahoma. The G&P segment capital plan also includes the addition of 100,000 barrels per day of fractionation capacity in the Marcellus and Utica basins. In the L&S segment, work continues on the expansion of the Ozark and Wood River-to Patoka pipeline systems, both of which are targeted for completion in mid-2018. The L&S capital plan also includes the completion of a butane cavern in Robinson, Illinois, tank expansions in Patoka, Illinois, and Texas City, Texas, and an expansion of the Partnership’s marine fleet. We also have large organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that we anticipate will provide attractive returns and cash flows. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of March 31, 2018, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2018, our long-term debt obligations increased by $5.5 billion due to the new senior notes issued and contracts to acquire property, plant and equipment increased $363 million largely due to new and growing projects. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Forward-looking Statements

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include negative capital market conditions, including an increase of the current yield on common units, adversely affecting the Partnership’s ability to meet its distribution growth guidance; our ability to achieve the strategic and other objectives related to the strategic initiatives and transactions discussed herein, including the dropdown from MPC and the exchange of common units for MPC’s economic interests in the general partner, the joint venture with Antero Midstream, the Ozark pipeline acquisition, and other proposed transactions; adverse changes in laws including with respect to tax and regulatory matters; the adequacy of the Partnership’s capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions, and the ability to successfully execute its business plans and growth strategy; continued/further volatility in and/or degradation of market and industry conditions; changes to the expected construction costs and timing of projects; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; completion of midstream infrastructure by competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC's obligations under the Partnership’s commercial agreements; modifications to earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; changes to the Partnership’s capital budget; prices of and demand for natural gas, NGLs, crude oil and refined products; delays in obtaining necessary third-party approvals and governmental permits; changes in labor, material and equipment costs and availability; planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects; project overruns, disruptions or interruptions of our operations due to the shortage of skilled labor; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2018, MPC held 64 percent of the outstanding MPLX LP common units and the non-economic general partner interest.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 44 percent and 38 percent of our total revenues and other income for the first quarter of 2018 and 2017, respectively. We provide to MPC crude oil and product pipeline transportation services based on regulated and unregulated rates as well as storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 25 percent and 23 percent for the first quarter of 2018 and 2017, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. We also have certain leases with MPC as well as purchases of a limited amount of products.

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 6 of the Notes to Consolidated Financial Statements in this report.

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

As of March 31, 2018, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2018, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 3 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2018, we did not have any financial derivative instruments to economically hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. We are at risk for changes in fair value of all our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2018 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids price risk at March 31, 2018, including the weighted-average prices (“WAVG”):

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2018 (Apr - Dec)	2,435	$2.65	$(70)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Apr - Dec)	16,209	$0.63	$(688)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Apr - Dec)	1,585	$0.79	$(52)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Apr - Dec)	4,400	$0.74	$(119)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Apr - Dec)	2,958	$1.17	$(221)

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” in the Consolidated Statements of Income. As of March 31, 2018, the estimated fair value of this contract was a liability of $59 million.

Open Derivative Positions and Sensitivity Analysis

The following table sets forth information relating to our significant open commodity derivative contracts as of March 31, 2018.

	Financial Position	Notional Quantity (net)	Weighted Average Price
Natural Gas (MMBtu)	Long	745,045	$2.65
NGLs (Gal)	Short	7,696,503	$0.72

The estimated fair value of our Level 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a 10 percent difference in our estimated fair value of Level 3 commodity derivatives (excluding embedded derivatives) at March 31, 2018 would have affected income before income taxes by less than $1 million as of March 31, 2018. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of March 31, 2018(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2018(3)
Long-term debt
Fixed-rate	$12,442	$1,265	N/A
Variable-rate	$—	N/A	$1

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2018.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2018.

At March 31, 2018, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of March 31, 2018, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, MarkWest Liberty Midstream and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, subject to a 30-day public comment period, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities

In connection with the issuance of 6,845 common units upon the vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan, our general partner purchased 140 general partner units for $5,012 in cash during the three months ended March 31, 2018, to maintain its two percent general partner interest in us. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2018, in connection with the Refining Logistics and Fuels Distribution Acquisition, we issued 2,277,778 general partner units to our general partner. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

MPC Investment Loan Agreement

On December 4, 2015, the Partnership entered into a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC Investment may make loans to the Partnership on a revolving basis, as requested by the Partnership and agreed to by MPC Investment, up to $500 million at any time outstanding.  A summary of the terms of the MPC Loan Agreement may be found in the Current Report on Form 8-K filed by the Partnership on December 10, 2015, which summary is incorporated herein by reference.  On April 27, 2018, the Partnership and MPC Investment entered into a First Amendment to the MPC Loan Agreement (the “First Amendment”) to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion at any time outstanding.

The foregoing description of the MPC Loan Agreement and First Amendment is summary in nature and subject to, and qualified in its entirety by, the full text of the MPC Loan Agreement and the First Amendment, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2015, and Exhibit 10.13 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, respectively, and are incorporated herein by reference.

MPC Investment is a wholly owned subsidiary of MPC and the sole member of our general partner. In addition to controlling our general partner, MPC owned approximately 64 percent of the outstanding MPLX LP common units as of March 31, 2018.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
1.1	Underwriting Agreement, dated as of February 5, 2018, among the Issuer, MPLX GP LLC, the general partner of the Issuer, and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Mizuho Securities USA LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, acting as representatives of the several underwriters named therein	8-K	1.1	2/8/2018	001-35714
1.2	Third Amended and Restated Distribution Agreement, dated as of March 13, 2018, by and among the Partnership, the General Partner and each of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC	8-K	1.1	3/13/2018	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018.	8-K	3.1	2/2/2018	001-35714
4.1	Eighth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/8/2018	001-35714
4.2	Ninth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	2/8/2018	001-35714
4.3	Tenth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.3	2/8/2018	001-35714
4.4	Eleventh Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.4	2/8/2018	001-35714
4.5	Twelfth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.5	2/8/2018	001-35714

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.1	Term Loan Agreement, dated as of January 2, 2018, by and among MPLX LP, as borrower, Mizuho Bank, Ltd., as administrative agent, each of Mizuho Bank, Ltd., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, each of Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, and the lenders that are parties thereto	8-K	10.1	1/4/2018	001-35714
10.2	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.3*	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.4*	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.5	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.6*	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.7	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.8	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer					X
10.9	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer					X
10.10	Form of MPLX LP Performance Unit Award Agreement					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.11	Form of MPLX LP Phantom Unit Award Agreement - Officer					X
10.12	Form of MPLX LP Phantom Unit Award Agreement - Officer - Three Year Cliff Vesting					X
10.13	First Amendment to the Loan Agreement by and between MPLX LP and MPC Investment LLC, dated December 4, 2015					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

* Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: April 30, 2018	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)