Form 10-Q
period 2018-06-30
MPLX LP
filed 2018-08-06
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MPLX LP had 794,032,738 common units outstanding at August 1, 2018.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2018	2017	2018	2017
Revenues and other income:
Service revenue	$410	$286	$792	$546
Service revenue - related parties	549	270	1,020	525
Service revenue - product related	51	—	95	—
Rental income	84	70	163	139
Rental income - related parties	190	70	335	137
Product sales	206	191	413	394
Product sales - related parties	13	2	17	4
Income from equity method investments	50	1	111	6
Other income	1	1	5	4
Other income - related parties	24	25	47	47
Total revenues and other income	1,578	916	2,998	1,802
Costs and expenses:
Cost of revenues (excludes items below)	233	139	439	252
Purchased product costs	204	140	391	271
Rental cost of sales	33	13	62	25
Rental cost of sales - related parties	—	1	1	1
Purchases - related parties	223	109	400	216
Depreciation and amortization	188	164	364	351
General and administrative expenses	72	57	141	115
Other taxes	17	13	35	26
Total costs and expenses	970	636	1,833	1,257
Income from operations	608	280	1,165	545
Related party interest and other financial costs	1	—	2	—
Interest expense (net of amounts capitalized of $9 million, $11 million, $18 million, and $18 million, respectively)	135	74	247	140
Other financial costs	15	13	32	25
Income before income taxes	457	193	884	380
Provision for income taxes	1	2	5	2
Net income	456	191	879	378
Less: Net income attributable to noncontrolling interests	3	1	5	2
Less: Net income attributable to Predecessor	—	—	—	36
Net income attributable to MPLX LP	453	190	874	340
Less: Preferred unit distributions	20	17	36	33
Less: General partner’s GP interest in net income attributable to MPLX LP	—	74	—	136
Limited partners’ interest in net income attributable to MPLX LP	$433	$99	$838	$171
Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.55	$0.26	$1.15	$0.46
Common - diluted	$0.55	$0.26	$1.15	$0.46
Weighted average limited partner units outstanding:
Common - basic	794	377	728	370
Common - diluted	794	382	728	374
Cash distributions declared per limited partner common unit	$0.6275	$0.5625	$1.2450	$1.1025

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$456	$191	$879	$378
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	(2)	—
Comprehensive income	456	191	877	378
Less comprehensive income attributable to:
Noncontrolling interests	3	1	5	2
Income attributable to Predecessor	—	—	—	36
Comprehensive income attributable to MPLX LP	$453	$190	$872	$340

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$3	$5
Receivables, net	363	292
Receivables - related parties	294	160
Inventories	73	65
Other current assets	41	37
Total current assets	774	559
Equity method investments	4,042	4,010
Property, plant and equipment, net	13,642	12,187
Intangibles, net	435	453
Goodwill	2,460	2,245
Long-term receivables - related parties	22	20
Other noncurrent assets	37	26
Total assets	21,412	19,500
Liabilities
Current liabilities:
Accounts payable	172	151
Payables - related parties	273	516
Deferred revenue - related parties	41	43
Accrued interest payable	183	88
Other current liabilities	610	506
Total current liabilities	1,279	1,304
Long-term deferred revenue	58	42
Long-term deferred revenue - related parties	47	43
Long-term debt	11,874	6,945
Deferred income taxes	11	5
Deferred credits and other liabilities	188	188
Total liabilities	13,457	8,527
Commitments and contingencies (see Note 20)
Redeemable preferred units	1,003	1,000
Equity
Common unitholders - public (289 million and 289 million units issued and outstanding)	8,366	8,379
Common unitholder - MPC (505 million and 118 million units issued and outstanding)	(1,548)	2,099
General partner - MPC (0 and 8 million units issued and outstanding)	—	(637)
Accumulated other comprehensive loss	(16)	(14)
Total MPLX LP partners’ capital	6,802	9,827
Noncontrolling interests	150	146
Total equity	6,952	9,973
Total liabilities, preferred units and equity	$21,412	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$879	$378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	30	25
Depreciation and amortization	364	351
Deferred income taxes	5	1
Asset retirement expenditures	(5)	(1)
Gain on disposal of assets	—	(1)
Income from equity method investments	(111)	(6)
Distributions from unconsolidated affiliates	175	66
Changes in:
Current receivables	(71)	17
Inventories	(5)	(2)
Fair value of derivatives	—	(22)
Current accounts payable and accrued liabilities	119	(16)
Receivables from / liabilities to related parties	(96)	22
Prepaid other current assets from related parties	4	—
Deferred revenue	16	15
All other, net	(14)	17
Net cash provided by operating activities	1,290	844
Investing activities:
Additions to property, plant and equipment	(862)	(652)
Acquisitions, net of cash acquired	—	(220)
Disposal of assets	4	3
Investments - net related party loans	—	80
Investments in unconsolidated affiliates	(112)	(640)
Distributions from unconsolidated affiliates - return of capital	15	24
All other, net	1	—
Net cash used in investing activities	(954)	(1,405)
Financing activities:
Long-term debt - borrowings	9,610	2,241
- repayments	(4,655)	(1)
Related party debt - borrowings	1,160	12
- repayments	(1,433)	(12)
Debt issuance costs	(53)	(21)
Net proceeds from equity offerings	—	443
Distributions of cash received from joint-interest acquisition entities to MPC	(11)	—
Distributions to MPC for acquisitions	(4,100)	(1,511)
Distributions to MPC from Predecessor	—	(113)
Distributions to noncontrolling interests	(6)	(2)
Distributions to preferred unitholders	(33)	(33)
Distributions to unitholders and general partner	(814)	(505)
Contributions from noncontrolling interests	5	128
All other, net	(6)	(7)
Net cash (used in)/provided by financing activities	(336)	619
Net increase in cash, cash equivalents and restricted cash	—	58
Cash, cash equivalents and restricted cash at beginning of period	9	239
Cash, cash equivalents and restricted cash at end of period	$9	$297

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Class B Unit-holders Public	Common Unit-holder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2016	$8,086	$133	$1,069	$1,013	$—	$18	$791	$11,110
Distributions to MPC from Predecessor	—	—	—	—	—	—	(113)	(113)
Issuance of units under ATM Program	434	—	—	9	—	—	—	443
Net income	127	—	44	136	—	2	36	345
Contribution from MPC	—	—	—	—	—	—	12	12
Allocation of MPC's net investment at acquisition	—	—	923	(197)	—	—	(726)	—
Distributions to MPC for acquisition	—	—	(430)	(1,081)	—	—	—	(1,511)
Distributions to unitholders and general partner	(289)	—	(94)	(122)	—	—	—	(505)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	128	—	128
Other	2	—	—	—	—	—	—	2
Balance at June 30, 2017	8,360	133	1,512	(242)	—	146	—	9,909

Balance at December 31, 2017	8,379	—	2,099	(637)	(14)	146	—	9,973
Net income	337	—	501	—	—	5	—	843
Contribution from MPC	—	—	—	—	—	—	1,046	1,046
Allocation of MPC's net investment at acquisition	—	—	5,172	(4,126)	—	—	(1,046)	—
Distribution to MPC for acquisitions	—	—	(936)	(3,164)	—	—	—	(4,100)
Distributions to unitholders	(355)	—	(459)	—	—	—	—	(814)
Distributions to noncontrolling interests	—	—	—	—	—	(6)	—	(6)
Contributions from noncontrolling interests	—	—	—	—	—	5	—	5
Conversion of GP economic interests	—	—	(7,926)	7,926	—	—	—	—
Other	5	—	1	1	(2)	—	—	5
Balance at June 30, 2018	$8,366	$—	$(1,548)	$—	$(16)	$150	$—	$6,952

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

Effective March 1, 2017, the Partnership acquired pipeline, storage and terminal businesses that are operated through Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”) from MPC. Effective September 1, 2017, the Partnership acquired certain ownership percentages in joint venture entities from MPC including: Lincoln Pipeline LLC, MPL Louisiana Holdings LLC, LOCAP LLC (“LOCAP”) and Explorer Pipeline Company (“Explorer”). Effective February 1, 2018, the Partnership acquired MPC’s refining logistics assets and fuels distribution services. These acquisitions are described further in Note 4.

The Partnership’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil and refined petroleum products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 10 for additional information regarding the operations and results of these segments.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The Partnership’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. The Partnership’s investments in a VIE in which the Partnership exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

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

2. Summary of Principal Accounting Policies

Revenue Recognition – As a result of the adoption of the new revenue recognition standard, as described further in Note 3, the Partnership has updated its policies as they relate to revenue recognition. Revenue is measured based on consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or providing services to a customer.

The Partnership enters into a variety of contract types in order to generate “Product sales” and “Service revenue.” The Partnership provides services under the following types of arrangements:

•
Fee-based arrangements – Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transportation of natural gas; gathering, transportation, fractionation, exchange and storage of NGLs; and transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products. The revenue the Partnership earns from these arrangements is generally directly related to the volume of natural gas, NGLs, refined products or crude oil that is handled by or flows through the Partnership’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, the Partnership’s arrangements provide for minimum annual payments or fixed demand charges.

Fee-based arrangements are reported as “Service revenue” on the Consolidated Statements of Income. Revenue is recognized over time as services are performed in a series. In certain instances when specifically stated in the contract terms, the Partnership purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as “Product sales” on the Consolidated Statements of Income and recognized on a gross basis, as the Partnership takes control of the product and is the principal in the transaction.

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

•
Purchase arrangements – Under purchase arrangements, the Partnership purchases natural gas at either the wellhead or the tailgate of a plant. The Partnership then gathers and delivers the natural gas to pipelines where the Partnership may resell the natural gas. Wellhead purchase arrangements represent an arrangement with a supplier and are recorded in “Purchased product costs.” Often, the Partnership earns fees for services performed prior to taking control of the product in these arrangements and “Service revenue” is recorded for these fees. Revenue generated from the sale of product obtained in tailgate purchase arrangements is reported as “Product sales” on the Consolidated Statements of Income and is recognized on a gross basis as the Partnership purchases and takes control of the product prior to sale and is the principal in the transaction.

In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described above. When fees are charged (in addition to product received) under percent-of-proceeds arrangements, keep-whole arrangements or purchase arrangements, the Partnership records such fees as “Service revenue” on the Consolidated Statements of Income. The terms of the Partnership’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Performance obligations are determined based on the specific terms of the arrangements, economics of the geographical regions, and the services offered and whether they are deemed distinct. The Partnership allocates the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

Revenue from the Partnership’s service arrangements will generally be recognized over time when the performance obligation is satisfied as services are provided in a series. The Partnership has elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price has fixed components related to minimum volume commitments and variable components which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided each period end. In instances in which tiered pricing structures do not reflect our efforts to perform, the Partnership will estimate variable consideration at contract inception. “Product sales” will be recognized at a point in time when control of the product transfers to the customer.

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

Based on the terms of certain natural gas gathering, transportation and processing agreements, the Partnership is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. Revenue and costs related to the portion of the revenue earned under these contracts considered to be implicit leases are recorded as “Rental income” and “Rental cost of sales,” respectively, on the Consolidated Statements of Income. The allocation method used to allocate income between lease and non-lease components was updated as a result of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Similarly, the Partnership is considered to be the lessor under implicit operating lease arrangements with MPC in accordance with GAAP. Revenue related to these agreements is recorded as “Rental income - related parties” on the Consolidated Statements of Income. “Rental income” and “Rental income - related parties” are not deemed to be revenue from contracts with customers.

The Partnership routinely makes accruals based on estimates for both revenue and expenses due to the timing of compiling billing information, receiving certain third-party information and reconciling the Partnership’s records with those of third parties. The delayed information from third parties includes among other things; actual volumes purchased, transported or sold; adjustments to inventory and invoices for purchases; actual natural gas and NGL deliveries; and other operating expenses. The Partnership makes accruals to reflect estimates for these items based on its internal records and information from third parties. Estimated accruals are adjusted when actual information is received from third parties and the Partnership’s internal records have been reconciled.

3. Accounting Standards

Recently Adopted

ASU 2014-09, Revenue - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which created ASC 606. The guidance in ASC 606 states that revenue is recognized when a customer obtains control of a good or service. Recognition of revenue involves a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing revenue as the obligations are satisfied. Additional disclosures are required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The Partnership adopted the standard as of January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to opening equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 16 for further details.

We also adopted the following standards during the first six months of 2018, none of which had a material impact to our financial statements or financial statement disclosures:

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

Not Yet Adopted

ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued an accounting standards update to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. The Partnership is currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Partnership is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an accounting standards update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership does not expect application of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2016-02, Leases
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
4. Acquisitions

Refining Logistics and Fuels Distribution Acquisition

On February 1, 2018, MPC and MPLX LP closed on an agreement for the dropdown of refining logistics assets and fuels distribution services to MPLX LP. MPC contributed these assets and services in exchange for $4.1 billion in cash and a fixed number of MPLX LP common units and general partner units of 111,611,111 and 2,277,778, respectively. The fair value of the common and general partner units issued as of the acquisition date was $4.3 billion based on the closing common unit price as of February 1, 2018, as recorded on the Consolidated Statements of Equity, for a total purchase price of $8.4 billion. The equity issued consisted of: (i) 85,610,278 common units to MPLX GP LLC (“MPLX GP”), (ii) 18,176,666 common units to MPLX Logistics Holdings LLC (“MPLX Logistics”) and (iii) 7,824,167 common units to MPLX Holdings Inc. (“MPLX Holdings”). The Partnership also issued 2,277,778 general partner units to MPLX GP in order to maintain its two percent general partner interest (“GP Interest”) in the Partnership. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter 2018. Immediately following this transaction, the GP Interest was converted into a non-economic general partner interest as discussed in Note 8.

The Partnership recorded this transaction on a historical basis as required for transactions between entities under common control. No effect was given to the prior periods as these entities were not considered businesses prior to the February 1, 2018 dropdown. In connection with the dropdown, approximately $830 million of net property, plant and equipment was recorded in addition to $85 million and $130 million of goodwill allocated to MPLX Refining Logistics LLC (“Refining Logistics”) and MPLX Fuels Distribution LLC (“Fuels Distribution”), respectively. Both the refining logistics assets and the fuels distribution services are accounted for within the L&S segment.

The Refining Logistics assets include 619 tanks with approximately 56 million barrels of storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. These assets generate revenue through storage services agreements with MPC. Refining Logistics is the sole and exclusive provider of certain services to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries.

Fuels Distribution, which is a wholly owned subsidiary of MPLXT, generates revenue through a fuels distribution services agreement with MPC. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent.

The amounts of revenue and income from operations associated with these investments included in the Consolidated Statements of Income, since the February 1, 2018 acquisition date, were as follows:

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues and other income	$364	$629
Income from operations	$232	$413

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

Illinois Extension operates the 168-mile, 24-inch diameter Southern Access Extension (“SAX”) crude oil pipeline from Flanagan, Illinois to Patoka, Illinois, as well as additional tankage and two pump stations. LOOP owns and operates midstream crude oil infrastructure, including a deep water oil port offshore of Louisiana, pipelines and onshore storage facilities. LOOP also manages the operations of LOCAP, an affiliate pipeline system. LOCAP owns and operates a crude oil pipeline and tank facility in St. James, Louisiana, that distributes oil received from LOOP’s storage facilities and other connecting pipelines to nearby refineries and into the mid-continent region of the United States. Explorer owns and operates an approximate 1,830-mile common carrier pipeline that primarily transports gasoline, diesel, diluent and jet fuel from the Gulf Coast region to the Midwest United States. The Partnership accounts for the Joint-Interest Acquisition entities as equity method investments within its L&S segment.

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

Distributions of cash received from the entities and interests acquired in the Joint-Interest Acquisition related to periods prior to the acquisition were prorated on a daily basis with MPLX LP retaining the portion of distributions beginning on the closing date. All amounts distributed to MPLX LP related to periods before the acquisition have been paid to MPC. Additionally, MPLX LP agreed to pay MPC for any distributions of cash from LOOP related to the sale of LOOP’s excess crude oil inventory. Because the future distributions or payments could not be reasonably quantified, a liability was not recorded in connection with the acquisition. MPLX LP subsequently received distributions related to the time period prior to the acquisition, which it remitted to MPC and recorded a corresponding decrease to the general partner’s equity for $32 million.

The Partnership accounts for the interests acquired in the Joint-Interest Acquisition one month in arrears, which is the most recently available information. The amount of income associated with these investments included on the Consolidated Statements of Income under the caption “Income from equity method investments” for the three and six months ended June 30, 2018 totaled $25 million and $62 million, respectively. The Partnership’s investment balance at June 30, 2018 related to the acquired interests is approximately $632 million and reported under the caption “Equity method investments” on the Consolidated Balance Sheets. MPC agreed to waive approximately two-thirds of the third quarter 2017 distributions on the common units issued in connection with the Joint-Interest Acquisition. As a result of this waiver, MPC did not receive approximately two-thirds of the distributions or IDRs that would have otherwise accrued on such common units with respect to the third quarter 2017 distributions. The value of these waived distributions was $10 million.

Acquisition of Hardin Street Transportation LLC, Woodhaven Cavern LLC and MPLX Terminals LLC

MPC contributed the assets of HST, WHC and MPLXT to newly created and wholly-owned subsidiaries and entered into commercial agreements related to services provided by these new entities to MPC on January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT. Pursuant to a Membership Interests Contributions Agreement entered into on March 1, 2017 by the Partnership with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment (each a wholly-owned subsidiary of MPC), MPC Investment agreed to contribute the outstanding membership interests in HST, WHC and MPLXT through a series of intercompany contributions to the Partnership for approximately $1.5 billion in cash and equity consideration valued at approximately $504 million. The number of common units representing the equity consideration was determined by dividing the contribution amount by the simple average of the ten day trailing volume weighted average NYSE price of a common unit for the ten trading days ending at market close on February 28, 2017. The fair value of the common and general partner units issued was approximately $503 million, and consisted of (i) 9,197,900 common units to MPLX GP, (ii) 2,630,427 common units to MPLX Logistics and (iii) 1,132,049 common units to MPLX Holdings. The Partnership also issued 264,497 general partner units to MPLX GP in order to maintain its two percent GP Interest in the Partnership. MPC agreed to waive two-thirds of the first quarter 2017 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive two-thirds of the general partner distributions or IDRs that would have otherwise accrued on such common units with respect to the first quarter 2017 distributions. The value of these waived distributions was $6 million.

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

MarEn Bakken

On February 15, 2017, the Partnership closed on a joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), with Enbridge Energy Partners LP in which MPLX LP acquired a partial, indirect interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Company Pipeline projects, collectively referred to as the Bakken Pipeline system, from Energy Transfer Partners, L.P. and Sunoco Logistics Partners, LP. The Bakken Pipeline system is capable of transporting more than 520 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. The Partnership contributed $500 million of the $2.0 billion purchase price paid by MarEn Bakken to acquire a 37 percent indirect interest in the Bakken Pipeline system. The Partnership holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9 percent indirect interest in the Bakken Pipeline system.

The Partnership accounts for its investment in MarEn Bakken as an equity method investment and bases the equity method accounting for this joint venture one month in arrears which is the most recently available information. The amount of income or loss associated with these investments included on the Consolidated Statements of Income under the caption “Income from equity method investments” for the three and six months ended June 30, 2018 totaled $11 million and $18 million, respectively. The Partnership’s investment balance at June 30, 2018 is approximately $508 million and reported under the caption “Equity method investments” on the Consolidated Balance Sheets. In connection with the Partnership’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated to $0.8 million from the acquisition date. This waiver is no longer applicable as a result of the conversion of the GP Interest to a non-economic general partner interest as discussed in Note 8.

5. Investments and Noncontrolling Interests

The following table presents the Partnership’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	June 30,	June 30,	December 31,
(In millions)	2018	2018	2017
Centrahoma Processing LLC	40%	$123	$121
Explorer	25%	95	89
Illinois Extension	35%	285	284
LOCAP	59%	27	24
LOOP	41%	226	225
MarEn Bakken	25%	508	520
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	194	164
MarkWest Utica EMG, L.L.C.	56%	2,092	2,139
Ohio Condensate Company, L.L.C.	60%	11	11
Panola Pipeline Company, LLC	15%	23	24
Sherwood Midstream LLC	50%	291	236
Sherwood Midstream Holdings LLC	63%	155	165
Other		12	8
Total		$4,042	$4,010

Summarized financial information for the Partnership’s equity method investments for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30, 2018
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$117	$92	$589	$798
Costs and expenses	89	38	305	432
Income from operations	28	54	284	366
Net income	27	54	256	337
Income/(loss) from equity method investments(1)	$(4)	$30	$85	$111

	Six Months Ended June 30, 2017
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$88	$21	$91	$200
Costs and expenses	48	17	73	138
Income from operations	40	4	18	62
Net income	40	4	17	61
Income/(loss) from equity method investments(1)	$2	$(1)	$5	$6

(1)	“Income/(loss) from equity method investments” includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for the Partnership’s equity method investments as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018
(In millions)	MarkWest Utica EMG, L.L.C.(1)	Other VIEs	Non-VIEs	Total
Current assets	$78	$58	$353	$489
Noncurrent assets	2,007	1,109	4,616	7,732
Current liabilities	30	86	187	303
Noncurrent liabilities	$5	$10	$871	$886

	December 31, 2017
(In millions)	MarkWest Utica EMG, L.L.C.(1)	Other VIEs	Non-VIEs	Total
Current assets	$65	$46	$399	$510
Noncurrent assets	2,077	930	4,624	7,631
Current liabilities	39	44	220	303
Noncurrent liabilities	$3	$11	$904	$918

(1)
MarkWest Utica EMG, L.L.C.’s (“MarkWest Utica EMG”) noncurrent assets include its investment in its subsidiary, Ohio Gathering Company, L.L.C. (“Ohio Gathering”), which does not appear elsewhere in this table. The investment was $769 million and $790 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the carrying value of the Partnership’s equity method investments exceeded the underlying net assets of its investees by $1.0 billion and $118 million for the G&P and L&S segments, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $459 million and $39 million of excess related to goodwill for the G&P and L&S segments, respectively.

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, L.L.C. (“Utica Operating”), a wholly-owned and consolidated subsidiary of MarkWest, and EMG Utica, LLC (“EMG Utica”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.

MarkWest Utica EMG is deemed to be a VIE. Utica Operating is not deemed to be the primary beneficiary, due to EMG Utica’s voting rights on significant matters. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the six months ended June 30, 2018.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of June 30, 2018, the Partnership has an approximate 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, the Partnership reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.

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

Also effective January 1, 2017, MarkWest Liberty Midstream converted all of its ownership interests in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Sherwood Midstream accounts for its investment in Ohio Fractionation, which is a VIE, as an equity method investment as Sherwood Midstream does not control Ohio Fractionation. MarkWest Liberty Midstream has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over the decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation. The creditors of Ohio Fractionation do not have recourse to MPLX LP’s general credit through guarantees or other financial arrangements. The assets of Ohio Fractionation are the property of Ohio Fractionation and cannot be used to satisfy the obligations of MPLX LP. Sherwood Midstream’s interests are reflected on “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” on the Consolidated Balance Sheets.

Sherwood Midstream is deemed to be a VIE. MarkWest Liberty Midstream is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. The Partnership’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the six months ended June 30, 2018.

Sherwood Midstream Holdings

Effective January 1, 2017, MarkWest Liberty Midstream and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets that support the operations of the gas plants, other assets owned by Sherwood Midstream, and the gas plants and deethanization facilities owned by MarkWest Liberty Midstream. MarkWest Liberty Midstream initially contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. During the second quarter ended June 30, 2017, true-ups to the initial contributions were finalized. MarkWest Liberty Midstream contributed certain additional real property, equipment and facilities with a fair value of approximately $10 million to Sherwood Midstream Holdings and Sherwood Midstream contributed cash of approximately $4 million to Sherwood Midstream Holdings. The contribution was determined to be an in-substance sale of real estate. During the six months ended June 30, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million.

The Partnership accounts for Sherwood Midstream Holdings, which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. The Partnership’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the six months ended June 30, 2018.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, the Partnership also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of June 30, 2018, the Partnership has an 18.5 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

6. Related Party Agreements and Transactions

The Partnership’s material related parties are:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•	MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of June 30, 2018. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of June 30, 2018. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of June 30, 2018. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in the rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has an 81 percent total direct and indirect interest as of June 30, 2018. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and deethanization facilities.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, LLC (“Jefferson Dry Gas”), in which MPLX LP has a 67 percent interest as of June 30, 2018. Jefferson Dry Gas provides natural dry gas gathering and related services in the Utica Shale region of Ohio.

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

In addition, the Partnership is party to a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment makes a loan or loans to the Partnership on a revolving basis as requested by the Partnership and as agreed to by MPC Investment. On April 27, 2018, the Partnership and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During the six months ended June 30, 2018, the Partnership borrowed $1.2 billion and repaid $1.4 billion under the MPC Loan Agreement, resulting in an outstanding balance of $112 million in “Payables - related parties” at June 30, 2018. Borrowings were at an average interest rate of 3.210 percent, per annum, for the six months ended June 30, 2018. During the year ended December 31, 2017, the Partnership borrowed $2.4 billion and repaid $2.0 billion under the MPC Loan Agreement, resulting in an outstanding balance of $386 million in “Payable - related parties” at December 31, 2017. Borrowings were at an average interest rate of 2.777 percent, per annum, for the year ended December 31, 2017. For additional information regarding the Partnership’s commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
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

•
Storage services agreements – Refining Logistics is party to storage services agreements with each of MPC’s refineries in connection with the dropdown of the refining logistics assets. Under these agreements, the subsidiaries of Refining Logistics provide certain services exclusively to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries. These agreements have initial terms of 10 years, subject to five-year renewal periods under terms to be renegotiated at that time.

MPC pays Refining Logistics monthly fees for such storage and logistical services calculated as set forth in the agreements. The storage and logistical facilities subject to the agreements are to be allocated exclusively to MPC for the term of the agreement.

•
Co-location services agreements – Refining Logistics is party to co-location services agreements with each of MPC’s refineries in connection with the dropdown of the refining logistics assets. Under these agreements, MPC provides management, operational and other services to the subsidiaries of Refining Logistics. Refining Logistics pays MPC monthly fixed fees and direct reimbursements for such services calculated as set forth in the agreements. These agreements have initial terms of 50 years.

•
Ground lease agreements – Refining Logistics is party to ground lease agreements with each of MPC’s refineries in connection with the dropdown of the Refining Logistics assets. Under these agreements, MPLX is the lessor of certain sections of property which contain facilities owned by Refining Logistics and are within the premises of MPC’s refineries. Refining Logistics pays MPC monthly fixed fees under these ground leases. These agreements have initial terms of 50 years.

Related Party Transactions

Related party sales to MPC consisted of crude oil and refined products pipeline transportation services based on regulated tariff rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

Revenue received from related parties related to service and product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service revenues
MPC	$549	$270	$1,020	$525
Rental income
MPC	190	70	335	137
Product sales(1)
MPC	$13	$2	$17	$4

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2018, these sales totaled $112 million and $191 million, respectively. For the three and six months ended June 30, 2017, these sales totaled $53 million and $110 million, respectively.

The Partnership has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets. The Partnership receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments, and is also reimbursed for personnel services. The Partnership has an agreement with MPC under which it receives a fixed annual fee for providing oversight and management services required to run the marine business. The revenue received from these related parties, included in “Other income - related parties” on the Consolidated Statements of Income, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
MPC	$10	$10	$20	$21
MarkWest Utica EMG	4	4	8	8
Ohio Gathering	4	4	8	8
Jefferson Dry Gas	2	2	3	3
Sherwood Midstream	2	3	5	4
Other	2	2	3	3
Total	$24	$25	$47	$47

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Purchases - related parties	$43	$18	$79	$33
General and administrative expenses	17	11	33	19
Total	$60	$29	$112	$52

Also under terms of the omnibus agreement, some service costs related to engineering services are associated with assets under construction. The costs added to “Property, plant and equipment, net” were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
MPC	$41	$12	$63	$22

MPLX LP obtains employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” The costs of personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” The costs of personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses” on the Consolidated Statements of Income. These charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Rental cost of sales - related parties	$—	$1	$1	$1
Purchases - related parties	133	91	247	183
General and administrative expenses	27	24	50	49
Total	$160	$116	$298	$233

The following table shows other purchases from MPC classified as “Purchases - related parties.” These purchases include product purchases, payments made to MPC in its capacity as general contractor to MPLX LP, and certain rent and lease agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
MPC	$47	$—	$74	$—

Receivables from related parties were as follows:

(In millions)	June 30, 2018	December 31, 2017
MPC	$286	$153
MarkWest Utica EMG	1	1
Ohio Gathering	3	2
Jefferson Dry Gas	1	2
Sherwood Midstream Holdings	—	—
Other	3	2
Total	$294	$160

Long-term receivables with related parties, which includes straight-line rental income, were as follows:

(In millions)	June 30, 2018	December 31, 2017
MPC	$22	$20

Payables to related parties were as follows:

(In millions)	June 30, 2018	December 31, 2017
MPC	$239	$470
MarkWest Utica EMG	26	29
Ohio Gathering	—	8
Sherwood Midstream	8	8
Other	—	1
Total	$273	$516

Other current assets included $5 million and $8 million of related party prepaid insurance as of June 30, 2018 and December 31, 2017, respectively.

From time to time, the Partnership may also sell to or purchase from related parties assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the six months ended June 30, 2018 and 2017 were $3 million and $4 million, respectively. Purchases from related parties during the six months ended June 30, 2018 and 2017 were approximately $1 million and $5 million, respectively.

During the six months ended June 30, 2018 and the year ended December 31, 2017, MPC did not ship its minimum committed volumes on certain pipeline systems. Under the Partnership’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as “Deferred revenue - related parties.” MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. The Partnership recognizes related party revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Deferred revenue - related parties.” In addition, capital projects the Partnership is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements. The “Deferred revenue - related parties” balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	June 30, 2018	December 31, 2017
Minimum volume deficiencies - MPC	$40	$53
Project reimbursements - MPC	48	33
Total	$88	$86

7. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common limited partner units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. The classes of participating securities include common units, Series A Convertible Preferred units (the "Preferred units") and certain equity-based compensation awards; and in prior periods, general partner units and IDRs.

For the three and six months ended June 30, 2018, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards. For the three and six months ended June 30, 2017, the Partnership had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2018 and June 30, 2017 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income attributable to MPLX LP	$453	$190	$874	$340
Less: Limited partners’ distributions declared on Preferred units(1)	20	17	36	33
General partner’s distributions declared (including IDRs)(1)	—	76	—	141
Limited partners’ distributions declared on common units (including common units of general partner)(1)	497	218	964	416
Undistributed net loss attributable to MPLX LP	$(64)	$(121)	$(126)	$(250)

(1)	See Note 8 for distribution information.

	Three Months Ended June 30, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$497	$20	$517
Undistributed net loss attributable to MPLX LP	(64)	—	(64)
Net income attributable to MPLX LP(1)	$433	$20	$453
Weighted average units outstanding:
Basic	794	31	825
Diluted	794	31	825
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.55
Diluted	$0.55

	Three Months Ended June 30, 2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$76	$218	$17	$311
Undistributed net loss attributable to MPLX LP	(2)	(119)	—	(121)
Net income attributable to MPLX LP(1)	$74	$99	$17	$190
Weighted average units outstanding:
Basic	8	377	31	416
Diluted	8	382	31	421
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.26
Diluted		$0.26

	Six Months Ended June 30, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$964	$36	$1,000
Undistributed net loss attributable to MPLX LP	(126)	—	(126)
Net income attributable to MPLX LP(1)	$838	$36	$874
Weighted average units outstanding:
Basic	728	31	759
Diluted	728	31	759
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.15
Diluted	$1.15

	Six Months Ended June 30, 2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$141	$416	$33	$590
Undistributed net loss attributable to MPLX LP	(5)	(245)	—	(250)
Net income attributable to MPLX LP(1)	$136	$171	$33	$340
Weighted average units outstanding:
Basic	8	370	31	409
Diluted	8	374	31	413
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.46
Diluted		$0.46

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

8. Equity

The changes in the number of units outstanding during the six months ended June 30, 2018 are summarized below:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards(1)	239,095	140	239,235
Contribution of refining logistics and fuels distribution assets(2)	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at June 30, 2018	793,980,226	—	793,980,226

(1)
As a result of the unit-based compensation awards issued during the first quarter, MPLX GP contributed less than $1 million in exchange for 140 general partner units to maintain its two percent GP Interest.

(2)
MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter 2018. See Note 4 for information regarding this acquisition.

GP/IDR Exchange – On February 1, 2018, MPC cancelled its IDRs and converted its economic GP Interest in MPLX LP to a non-economic general partner interest in exchange for 275 million newly issued MPLX LP common units. These units had a fair value of $10.4 billion as of the transaction date as recorded on the Consolidated Statements of Equity. As a result of this transaction, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from the Partnership. MPC continues to own the non-economic GP Interest in MPLX LP. See Note 7 for more information on the net income per unit calculation.

Net Income Allocation – In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders first and subsequently allocated to the limited partner unitholders in accordance with their respective ownership percentages. Prior to 2018, when distributions related to the IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings were allocated to the unitholders, based on their respective ownership percentages. The following table presents the allocation of the general partner’s GP Interest in net income attributable to MPLX LP, for income statement periods occurring prior to the exchange of the GP economic interests:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2017	2017
Net income attributable to MPLX LP	$190	$340
Less: Preferred unit distributions	17	33
General partner's IDRs and other	72	133
Net income attributable to MPLX LP available to general and limited partners	101	174

General partner's two percent GP Interest in net income attributable to MPLX LP	2	3
General partner's IDRs and other	72	133
General partner's GP Interest in net income attributable to MPLX LP	$74	$136

Cash distributions – The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. In accordance with the Partnership Agreement, on July 25, 2018, the Partnership declared a quarterly cash distribution, based on the results of the second quarter of 2018, totaling $497 million, or $0.6275 per common unit, which will also be received by preferred unitholders. These distributions will be paid on August 14, 2018 to common unitholders of record on August 6, 2018.

The allocation of total quarterly cash distributions to general, limited and preferred unitholders is as follows for the three and six months ended June 30, 2018 and 2017. The Partnership’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
General partner's distributions:
General partner's distributions on general partner units	$—	$6	$—	$11
General partner's distributions on IDRs	—	70	—	130
Total distribution on general partner units and IDRs	—	76	—	141
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	497	218	964	416
Preferred unit distributions	20	17	36	33
Total cash distributions declared	$517	$311	$1,000	$590

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

The Preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On July 25, 2018, the Partnership declared a quarterly cash distribution of $0.6275 per common unit representing the distribution of income earned during the second quarter of 2018. The Preferred units will receive this rate in lieu of the lower $0.528125 base amount.

The changes in the redeemable preferred balance from December 31, 2017 through June 30, 2018 are summarized below:

(In millions)	Redeemable Preferred Units
Balance at December 31, 2017	$1,000
Net income	36
Distributions received by preferred unitholders	(33)
Balance at June 30, 2018	$1,003

The holders may convert their Preferred units into common units at any time after the third anniversary of the issuance date or prior to liquidation, dissolution or winding up of the Partnership, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, the Partnership may convert the Preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX LP common units is greater than $48.75 for the 20 day trading period immediately preceding the conversion notice date. The conversion rate for the Preferred units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable Preferred unit, divided by (b) $32.50, subject to adjustment for unit distributions, unit splits and similar transactions. The holders of the Preferred units are entitled to vote on an as-converted basis with the common unitholders and will have certain other class voting rights with respect to any amendment to the Partnership Agreement that would adversely affect any rights, preferences or privileges of the Preferred units. In addition, upon certain events involving a change of control the holders of Preferred units may elect, among other potential elections, to convert their Preferred units to common units at the then change of control conversion rate.

The Preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside the Partnership’s control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Preferred units have been recorded at their issuance date fair value, net of issuance costs. Income allocations increase the carrying value, and declared distributions decrease the carrying value of the Preferred units. As the Preferred units are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Preferred units would become redeemable.

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
During the second quarter of 2018, our CEO began to evaluate the performance of our segments using segment adjusted EBITDA.  We have modified our presentation of segment performance metrics to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in net income and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) provision for income taxes; (iii) amortization of deferred financing costs; (iv) non-cash equity-based compensation; (v) net interest and other financial costs; (vi) income from equity method investments; (vii) distributions and adjustments related to equity method investments; (viii) unrealized derivative gains and losses; (ix) acquisition costs; (x) noncontrolling interest and (xi) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, capital expenditures and total assets for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
L&S
Service revenue	$581	$302	$1,080	$580
Rental income	190	70	335	137
Product related revenue	3	—	5	—
Income from equity method investments	36	—	80	—
Other income	12	12	24	24
Total segment revenues and other income	822	384	1,524	741
Segment adjusted EBITDA(1)	526	184	963	326
Maintenance capital expenditures	25	19	47	27
Growth capital expenditures	93	115	247	220
G&P
Service revenue	378	254	732	491
Rental income	84	70	163	139
Product related revenue	267	193	520	398
Income from equity method investments	14	1	31	6
Other income	13	14	28	27
Total segment revenues and other income	756	532	1,474	1,061
Segment adjusted EBITDA(1)	341	290	664	571
Maintenance capital expenditures	8	4	11	8
Growth capital expenditures	406	265	677	431
Equity method investment capital expenditures	$113	$81	$167	$205

(In millions)	June 30, 2018	December 31, 2017
Segment assets
Cash and cash equivalents	$3	$5
L&S(2)	5,982	4,611
G&P(2)	15,427	14,884
Total assets	$21,412	$19,500

(1)	See the following reconciliation from segment adjusted EBITDA to “Net income.”

(2)
Equity method investments included in L&S assets were $1.14 billion at June 30, 2018 and $1.15 billion at December 31, 2017. Equity method investments included in G&P assets were $2.90 billion at June 30, 2018 and $2.86 billion at December 31, 2017.

The table below provides a reconciliation between “Net income” and segment adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Reconciliation to Net income:
L&S segment adjusted EBITDA	$526	$184	$963	$326
G&P segment adjusted EBITDA	341	290	664	571
Total reportable segments	867	474	1,627	897
Depreciation and amortization	(188)	(164)	(364)	(351)
Provision for income taxes	(1)	(2)	(5)	(2)
Amortization of deferred financing costs	(15)	(13)	(31)	(25)
Non-cash equity-based compensation	(5)	(3)	(9)	(6)
Net interest and other financial costs	(136)	(74)	(250)	(140)
Income from equity method investments	50	1	111	6
Distributions/adjustments related to equity method investments	(112)	(33)	(202)	(66)
Unrealized derivative (loss)/gain(1)	(8)	3	(1)	19
Acquisition costs	—	—	(3)	(4)
Adjusted EBITDA attributable to noncontrolling interests	4	2	6	3
Adjusted EBITDA attributable to Predecessor(2)	—	—	—	47
Net income	$456	$191	$879	$378

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

(2)	The adjusted EBITDA adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP prior to the acquisition date.

11. Inventories

Inventories consist of the following:

(In millions)	June 30, 2018	December 31, 2017
NGLs	$8	$4
Line fill	9	8
Spare parts, materials and supplies	56	53
Total inventories	$73	$65

12. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	June 30, 2018	December 31, 2017
Natural gas gathering and NGL transportation pipelines and facilities	$5,353	$5,178
Processing, fractionation and storage facilities	4,885	3,893
Pipelines and related assets	2,432	2,253
Barges and towing vessels	597	490
Terminals and related assets	831	821
Refinery and related assets	922	—
Land, building, office equipment and other	892	770
Construction-in-progress	1,062	1,057
Total	16,974	14,462
Less accumulated depreciation	3,332	2,275
Property, plant and equipment, net	$13,642	$12,187

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by fair value hierarchy level. The Partnership has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	June 30, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Commodity contracts	$—	$(2)	$—	$(2)
Embedded derivatives in commodity contracts	—	(66)	—	(64)
Total carrying value in Consolidated Balance Sheets	$—	$(68)	$—	$(66)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.70 to $1.58 per gallon and (2) the probability of renewal of 65 percent for the first five-year term, and assuming renewal of the first term, an 84 percent probability of renewal for the second five-year term of the gas purchase agreement and related keep-whole processing agreement. For commodity contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of derivative liabilities. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2)	$(58)	$—	$(44)
Total (losses)/gains (realized and unrealized) included in earnings(1)	(1)	(11)	2	—
Settlements	1	3	—	1
Fair value at end of period	(2)	(66)	2	(43)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized (losses)/gains relating to liabilities still held at end of period	$(1)	$(10)	$2	$(1)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2)	$(64)	$(6)	$(54)
Total (losses)/gains (realized and unrealized) included in earnings(1)	(1)	(8)	7	8
Settlements	1	6	1	3
Fair value at end of period	(2)	(66)	2	(43)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized (losses)/gains relating to liabilities still held at end of period	$—	$(5)	$5	$7

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in “Product sales” on the Consolidated Statements of Income. Gains and losses related to derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues” on the Consolidated Statements of Income.

Fair Values – Reported

The Partnership’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, accounts payable, payables to related parties and long-term debt. The Partnership’s fair value assessment incorporates a variety of considerations, including (1) the duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The Partnership believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 14).

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

	June 30, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$12,021	$11,946	$7,718	$6,966
SMR liability	$97	$89	$104	$91

14. Derivative Financial Instruments

As of June 30, 2018, the Partnership had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs and purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Natural Gas (MMBtu)	Long	467,559
NGLs (Gal)	Short	4,830,001

Embedded Derivative - The Partnership has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” in the Consolidated Statements of Income. As of June 30, 2018 and December 31, 2017, the estimated fair value of this contract was a liability of $66 million and $64 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, the Partnership has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2018 and December 31, 2017, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of the Partnership’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	June 30, 2018		December 31, 2017
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(14)	$—	$(14)
Other noncurrent assets / Deferred credits and other liabilities	—	(54)	—	(52)
Total	$—	$(68)	$—	$(66)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

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

The impact of the Partnership’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Product sales
Realized loss	$(1)	$—	$(1)	$(1)
Unrealized gain	—	2	1	9
Total derivative (loss)/gain related to product sales	(1)	2	—	8
Purchased product costs
Realized loss	(3)	(2)	(6)	(4)
Unrealized (loss)/gain	(8)	1	(2)	10
Total derivative (loss)/gain related to purchased product costs	(11)	(1)	(8)	6
Cost of revenues
Realized (loss)/gain	—	—	—	—
Unrealized (loss)/gain	—	—	—	—
Total derivative (loss)/gain related to cost of revenues	—	—	—	—
Total derivative (loss)/gain	$(12)	$1	$(8)	$14

15. Debt

The Partnership’s outstanding borrowings consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
MPLX LP:
Bank revolving credit facility due 2022	$—	$505
5.500% senior notes due February 2023	710	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023-2025	63	63
Capital lease obligations due 2020	7	7
Total	12,357	7,362
Unamortized debt issuance costs	(78)	(27)
Unamortized discount	(404)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$11,874	$6,945

Credit Agreements

On July 21, 2017, the Partnership entered into a syndicated credit agreement to replace its previously outstanding $2.0 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (the “MPLX Credit Agreement”). The financial covenants and the interest rate terms contained in the new credit agreement are substantially the same as those contained in the previous bank revolving credit facility. During the six months ended June 30, 2018, the Partnership borrowed $50 million under the MPLX Credit Agreement, at an average interest rate of 2.975 percent, and repaid $555 million. At June 30, 2018, the Partnership had no outstanding borrowings and $3 million letters of credit outstanding under the new facility, resulting in total availability of $2.247 billion, or 99.9 percent of the borrowing capacity.

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

Senior Notes

On February 8, 2018, the Partnership issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058 (collectively, the “2018 New Senior Notes”). The 2018 New Senior Notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. Also on February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general partnership purposes. Interest on each series of notes due in 2023 and 2028 is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2018. Interest on each series of notes due in 2038, 2048 and 2058 is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2018.

On February 10, 2017, the Partnership completed a public offering of $2.25 billion aggregate principal amount of unsecured senior notes, consisting of (i) $1.25 billion aggregate principal amount of 4.125 percent senior notes due in March 2027 and (ii) $1.0 billion aggregate principal amount of 5.2 percent senior notes due in March 2047 (collectively, the “2017 New Senior Notes”). The net proceeds from the 2017 New Senior Notes totaled approximately $2.22 billion, after deducting underwriting discounts, and were used for general partnership purposes and capital expenditures. Interest on each series of the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2017.

16. Revenue

Effect of ASC 606 Adoption

The Partnership adopted ASC 606 on January 1, 2018 for all contracts that were not yet completed as of the date of adoption. The details of significant changes and quantitative impact of the new revenue standard are disclosed below.

•
Third-party reimbursements – Third-party reimbursements, such as electricity costs, are presented gross on the income statement rather than net within cost of revenues. The gross-up for third-party reimbursements (e.g., increase in “Service revenue”; increase in “Cost of revenues”) was $86 million and $164 million for the three and six months ended June 30, 2018, respectively.

The Partnership updated the allocation between lease and non-lease components for implicit leases as a result of this ASC 606 gross up. As a result, “Rental income” and “Rental cost of sales” increased by $15 million and $31 million for the three and six months ending June 30, 2018, respectively.

•
Noncash consideration – Under certain processing agreements, the Partnership is entitled to retain NGLs or other liquids from the customer. We obtain control of these NGLs and are able to direct the use of the goods. Service revenues are recorded based on the value of the NGLs received on the date the services are performed. Historically, revenue was not recorded on these arrangements until the product was sold. The impact to this change was an increase of $16 million and $27 million to “Service revenue - product related” for the three and six months ended June 30, 2018, respectively. NGL inventory related to keep-whole volumes was also revalued as a result of this change, with a cumulative effect adjustment of $1 million and an increase to inventory of $3 million as of June 30, 2018. The increase in the inventory basis increased “Purchased product costs” by $13 million and $25 million for the three and six months ended June 30, 2018, respectively.

•
Percent-of-proceeds revenues – The Partnership’s percentage of proceeds revenue received was historically recorded in product revenues. Upon adoption of ASC 606, these revenues have been classified in service revenue, as the performance obligation related to these contracts is to provide gathering and processing services. Revenues will continue to be recorded net under these arrangements as the Partnership does not control the product prior to sale. For the three and six months ended June 30, 2018, $35 million and $68 million, respectively, was recorded in “Service revenue - product related” as opposed to “Product sales.”

•
Imbalances – Historically, all imbalances were recorded net. In certain instances, the Partnership’s arrangements are structured such that imbalances are cashed-out each period end which results in the transfer of control of a commodity and creates a purchase and/or sale of a commodity under ASC 606. Thus, certain imbalances will be grossed up as a result of adoption. The impact of this change was an increase of $7 million and $19 million to “Product sales” and “Purchased product costs” for the three and six months ended June 30, 2018, respectively.

•
Aid in construction – Historically, all aid in construction amounts received were deferred and recognized into revenue. Payments received from non-customers will no longer be deferred as the accounting will not be subject to ASC 606. Such payments will be recorded as a reduction to “Property, plant and equipment, net.” The cumulative adjustment wrote down $3 million of “Property, plant and equipment, net.”

•
Oil Allowances – Historically, oil allowances were recorded when received as consideration for services performed. Under ASC 606, the Partnership does not believe such amounts represent consideration from a customer. Any excess product obtained and sold as a result of these allowances is recorded as product sales. This change decreased “Service revenues” and “Service revenues - related party” by $2 million and $3 million, and increased “Product sales” and

“Product sales related party” by $2 million and $3 million for the three and six months ended June 30, 2018, respectively.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

(In millions)	Balance at December 31, 2017	ASC 606 Adjustment	Balance at January 1, 2018
Assets
Inventories	$65	$1	$66
Property, plant and equipment, net	12,187	(3)	12,184
Liabilities
Long-term deferred revenue	42	(3)	39
Equity
Common unitholders - public	$8,379	$1	$8,380

Aside from the adjustments to the opening balances noted above, the impact of adoption on the Consolidated Balance Sheets for the period ended June 30, 2018 was approximately a $3 million adjustment to “Inventories.” The disclosure of the impact of adoption on the Consolidated Statements of Income for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
(In millions)	ASC 606 Balance	ASC 605 Balance	Effect of Change Higher/ (Lower)
Revenues and other income:
Service revenue	$410	$326	$84
Service revenue - related parties	549	551	(2)
Service revenue - product related	51	—	51
Rental income	84	69	15
Product sales(1)	208	234	(26)
Product sales - related parties	13	11	2
Costs and expenses:
Cost of revenues(2)	233	147	86
Purchased product costs	204	184	20
Rental cost of sales	33	18	15
Depreciation and amortization	188	189	(1)
Net income	$456	$452	$4

	Six Months Ended June 30, 2018
(In millions)	ASC 606 Balance	ASC 605 Balance	Effect of Change Higher/ (Lower)
Revenues and other income:
Service revenue	$792	$631	$161
Service revenue - related parties	1,020	1,023	(3)
Service revenue - product related	95	—	95
Rental income	163	132	31
Product sales(1)	414	461	(47)
Product sales - related parties	17	14	3
Costs and expenses:
Cost of revenues(2)	439	275	164
Purchased product costs	391	347	44
Rental cost of sales	62	31	31
Depreciation and amortization	364	365	(1)
Net income	$879	$877	$2

(1)
G&P “Product sales” for the three and six months ended June 30, 2018 adds back approximately $2 million and $1 million, respectively, of revenue related to derivative gains and losses and mark-to-market adjustments.

(2)	Excludes “Purchased product costs,” “Rental cost of sales,” “Purchases,” “Depreciation and amortization,” “General and administrative expenses,” and “Other taxes.”

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$32	$378	$410
Service revenue - related parties	549	—	549
Service revenue - product related	—	51	51
Product sales(1)	1	207	208
Product sales - related parties	2	11	13
Total revenues from contracts with customers	$584	$647	$1,231
Non-ASC 606 revenue(2)			347
Total revenues and other income			$1,578

	Six Months Ended June 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$60	$732	$792
Service revenue - related parties	1,020	—	1,020
Service revenue - product related	—	95	95
Product sales(1)	2	412	414
Product sales - related parties	3	14	17
Total revenues from contracts with customers	$1,085	$1,253	$2,338
Non-ASC 606 revenue(2)			660
Total revenues and other income			$2,998

(1)
G&P “Product sales” for the three and six months ended June 30, 2018 includes approximately $2 million and $1 million, respectively, of revenue related to derivative gains and losses and mark-to-market adjustments.

(2)	Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

Contract Balances

Contract assets typically relate to aid in construction agreements where the revenue recognized and the Partnership’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are generally classified as current and included in “Other current assets” on the Consolidated Balance Sheets.

Contract liabilities, which we refer to as “Deferred revenue” and “Long-term deferred revenue,” typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. Related to minimum volume commitments, breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.

“Receivables, net” primarily relate to our commodity sales. Portions of the “Receivables, net” balance are attributed to the sale of commodity product controlled by the Partnership prior to sale while a significant portion of the balance relates to the sale of commodity product on behalf of our producer customers. The sales and related “Receivables, net” are commingled and excluded from the table below. The Partnership remits the net sales price back to our producer customers upon completion of the sale. Each period end, certain amounts within accounts payable relate to our payments to producer customers. Such amounts are not deemed material at period end as a result of when we settle with each producer.

The table below reflects the changes in our contract balances for the period ended June 30, 2018:

(In millions)	Balance at January 1, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at June 30, 2018
Contract assets	$4	$—	$—	$4
Deferred revenue	5	3	(3)	5
Deferred revenue - related parties	42	16	(18)	40
Long-term deferred revenue	5	1	—	6
Long-term deferred revenue - related parties	$43	$4	$—	$47

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	No revenue was recognized related to past performance obligations in the current period.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of June 30, 2018, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $97 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 20 years. Further, the Partnership does not disclose variable consideration due to volume variability in the table below.

(In millions)	Logistics & Storage Services	Gathering & Processing Services(3)
2018	$510	$67
2019	1,012	129
2020	983	128
2021	982	128
2022 and thereafter	5,705	503
Total revenue on remaining performance obligations(1),(2)	$9,192	$955

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

17. Supplemental Cash Flow Information

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$3	$5
Restricted cash(1)	6	4
Cash, cash equivalents and restricted cash(2)	$9	$9

(1)	The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

(2)	As a result of the adoption of ASU 2016-18, the Consolidated Statements of Cash Flows now explain the change during the period of both “Cash and cash equivalents” and restricted cash.

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$154	$99
Income taxes paid	1	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	2	5
Contribution of fixed assets to joint venture(1)	$—	$337

(1)	Contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 5.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Six Months Ended June 30,
(In millions)	2018	2017
Increase in capital accruals	$115	$33

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP and Explorer to their employees. MPLX LP is not a sponsor of these benefit plans. As a transfer between entities under common control, the Partnership recorded the Joint-Interest Acquisition from MPC on the Consolidated Balance Sheets at MPC’s historical basis, which included accumulated other comprehensive loss. MPLX LP’s assumption of the accumulated other comprehensive loss balance had no effect on MPLX LP’s comprehensive income during the period as the balance was accumulated while under the ownership of MPC.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2017 through June 30, 2018.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2017(1)	$(13)	$(1)	$(14)
Other comprehensive loss - remeasurements(2)	(1)	(1)	(2)
Balance at June 30, 2018(1)	$(14)	$(2)	$(16)

(1)
These components of “Accumulated other comprehensive loss” are included in the computation of net periodic benefit cost by LOOP and Explorer and are therefore included on the Consolidated Statements of Income under the caption “Income from equity method investments.”

(2)
Components of other comprehensive loss - remeasurements relate to actuarial gains and losses as well as amortization of prior service costs. The Partnership records an adjustment to “Comprehensive income” in accordance with its ownership interest in LOOP and Explorer.

19. Equity-Based Compensation

Effective March 15, 2018, the MPLX LP 2012 Incentive Compensation Plan (“MPLX 2012 Plan”) was replaced by the MPLX LP 2018 Incentive Compensation Plan (“MPLX 2018 Plan”). The MPLX 2018 Plan will continue in effect until February 28, 2028, unless terminated earlier. The MPLX 2018 Plan allows for no more than 16 million common units representing limited partnership interests in the Partnership to be delivered under the plan.

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common units for the six months ended June 30, 2018:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2017	1,351,523	$34.53
Granted	412,348	33.84
Settled	(345,111)	34.63
Forfeited	(92,824)	34.64
Outstanding at June 30, 2018	1,325,936	34.29

Performance Units – The Partnership grants performance units to certain officers of the general partner and certain eligible MPC officers who make significant contributions to its business.  These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units and often contain both market and performance conditions based on various metrics.  Market conditions are valued using a Monte Carlo valuation while performance conditions are reevaluated periodically and valued at the compensation cost associated with the performance outcome deemed most probable.  During the first quarter of

2018, an award was granted; however, a grant date could not be established based on the nature of the award terms.  Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the fair value of the award will be recognized over the remaining service period.

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the six months ended June 30, 2018:

Number of Units
Outstanding at December 31, 2017	2,536,594
Granted	—
Settled	(538,594)
Forfeited	(50,000)
Outstanding at June 30, 2018	1,948,000

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

At June 30, 2018 and December 31, 2017, accrued liabilities for remediation totaled $16 million and $13 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At December 31, 2017, there was less than $1 million in payables to MPC for indemnification of environmental costs related to incidents occurring prior to the Initial Offering. At June 30, 2018 there was $1 million in receivables from MPC for these costs.

MarkWest Liberty Midstream and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.

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

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including Marathon Pipe Line LLC (“MPL”). These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. On September 6, 2016, the trial court approved a settlement between Apex and the State of Illinois whereby Apex agreed to settle all claims against it for a $10 million payment. Premcor filed a motion for permissive appeal and requested a stay to the proceeding until the motion is ruled upon. Premcor reached a settlement with the State of Illinois in the second quarter of 2018, which has been objected to by certain third-party defendants, including MPL, and is subject to court approval. Several third-party defendants in the litigation including MPL have asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. The trial concerning Premcor’s claims against third-party defendants, including MPL, is currently scheduled to commence September 10, 2018. A CERCLA action involving similar claims is also pending in federal court in Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and the Partnership is unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under the omnibus agreement, MPC will indemnify the Partnership for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

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

Contractual Commitments and Contingencies – At June 30, 2018, the Partnership’s contractual commitments to acquire property, plant and equipment totaled $698 million. These commitments were primarily related to plant expansion projects for the Marcellus and Southwest Operations. In addition, from time to time and in the ordinary course of business, the Partnership and its affiliates provide guarantees of the Partnership’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2018, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended June 30, 2018 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S segment adjusted EBITDA increased approximately $342 million, or 186 percent, for the three months ended June 30, 2018 compared to the same period of 2017 primarily due to $251 million from the acquisition of Refining Logistics and Fuels Distribution, $32 million from the Joint-Interest Acquisition, $32 million from the acquisition of MarEn Bakken, and $18 million from increased transportation volumes, due to record throughputs and the completion of the Ozark pipeline expansion.

•
G&P segment adjusted EBITDA increased approximately $51 million, or 18 percent, for the three months ended June 30, 2018 compared to the same period of 2017. The main factor in this increase relates to increasing prices period over period. In addition, the G&P segment realized volume increases during the second quarter of 2018 primarily due to continued growth in the Marcellus/Utica primarily at the Majorsville, Houston and Bluestone plants as well as growth in the Southwest related to the recently completed Argo plant. Compared to the second quarter of 2017, processing volumes were up approximately 9 percent, fractionated volumes were up approximately 13 percent and gathering volumes were up approximately 29 percent.

Additional highlights for the three months and six months ended June 30, 2018, including a look ahead to anticipated growth, are listed below.

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

Financing Activities

•
On April 27, 2018, the Partnership and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion at any time outstanding.

•
During the six months ended June 30, 2018, we did not issue any common units under our ATM Program. As of June 30, 2018, $1.7 billion of common units remain available for issuance through the ATM Program.

•
On February 8, 2018, the Partnership issued $5.5 billion of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. The net proceeds were used to repay the $4.1 billion 364-day term loan facility (as described below), the outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general partnership purposes.

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision for income taxes; (iii) amortization of deferred financing costs; (iv) non-cash equity-based compensation; (v) net interest and other financial costs; (vi) income from equity method investments; (vii) distributions and adjustments related to equity method investments; (viii) unrealized derivative gains and losses; (ix) acquisition costs; (x) noncontrolling interest and (xi) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other non-cash items. The Partnership makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

Management evaluates contract performance on the basis of net operating margin, a non-GAAP financial measure, which is defined as segment revenue less both segment purchased product costs and realized derivative gains and losses related to purchased product costs. These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and, therefore, is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for, our financial results prepared in accordance with GAAP. Our use of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

Management also utilizes segment adjusted EBITDA in evaluating the financial performance of our segments. The use of this measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources.

COMPARABILITY OF OUR FINANCIAL RESULTS

Our acquisitions have impacted comparability of our financial results (see Note 4 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2018 and 2017, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities”, the most directly comparable GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Total revenues and other income	$1,578	$916	$662	$2,998	$1,802	$1,196
Costs and expenses:
Cost of revenues (excludes items below)	233	139	94	439	252	187
Purchased product costs	204	140	64	391	271	120
Rental cost of sales	33	13	20	62	25	37
Rental cost of sales - related parties	—	1	(1)	1	1	—
Purchases - related parties	223	109	114	400	216	184
Depreciation and amortization	188	164	24	364	351	13
General and administrative expenses	72	57	15	141	115	26
Other taxes	17	13	4	35	26	9
Total costs and expenses	970	636	334	1,833	1,257	576
Income from operations	608	280	328	1,165	545	620
Related party interest and other financial costs	1	—	1	2	—	2
Interest expense, net of amounts capitalized	135	74	61	247	140	107
Other financial costs	15	13	2	32	25	7
Income before income taxes	457	193	264	884	380	504
Provision for income taxes	1	2	(1)	5	2	3
Net income	456	191	265	879	378	501
Less: Net income attributable to noncontrolling interests	3	1	2	5	2	3
Less: Net income attributable to Predecessor	—	—	—	—	36	(36)
Net income attributable to MPLX LP	453	190	263	874	340	534

Adjusted EBITDA attributable to MPLX LP(1)	867	474	393	1,627	897	730
DCF(1)	695	387	308	1,314	741	573
DCF attributable to GP and LP unitholders(1)	$675	$370	$305	$1,278	$708	$570

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$456	$191	$265	$879	$378	$501
Provision for income taxes	1	2	(1)	5	2	3
Amortization of deferred financing costs	15	13	2	31	25	6
Net interest and other financial costs	136	74	62	250	140	110
Income from operations	608	280	328	1,165	545	620
Depreciation and amortization	188	164	24	364	351	13
Non-cash equity-based compensation	5	3	2	9	6	3
Income from equity method investments	(50)	(1)	(49)	(111)	(6)	(105)
Distributions/adjustments related to equity method investments	112	33	79	202	66	136
Unrealized derivative losses/(gains)(1)	8	(3)	11	1	(19)	20
Acquisition costs	—	—	—	3	4	(1)
Adjusted EBITDA	871	476	395	1,633	947	686
Adjusted EBITDA attributable to noncontrolling interests	(4)	(2)	(2)	(6)	(3)	(3)
Adjusted EBITDA attributable to Predecessor(2)	—	—	—	—	(47)	47
Adjusted EBITDA attributable to MPLX LP(3)	867	474	393	1,627	897	730
Deferred revenue impacts	2	9	(7)	11	17	(6)
Net interest and other financial costs	(136)	(74)	(62)	(250)	(140)	(110)
Maintenance capital expenditures	(33)	(23)	(10)	(58)	(35)	(23)
Equity method investment capital expenditures paid out	(5)	—	(5)	(16)	(2)	(14)
Other	—	1	(1)	—	2	(2)
Portion of DCF adjustments attributable to Predecessor(2)	—	—	—	—	2	(2)
DCF	695	387	308	1,314	741	573
Preferred unit distributions	(20)	(17)	(3)	(36)	(33)	(3)
DCF attributable to GP and LP unitholders	$675	$370	$305	$1,278	$708	$570

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

(3)
For the three months ended June 30, 2018, the L&S and G&P segments made up $526 million and $341 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended June 30, 2017, the L&S and G&P segments made up $184 million and $290 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2018, the L&S and G&P segments made up $963 million and $664 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2017, the L&S and G&P segments made up $326 million and $571 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Six Months Ended June 30,
(In millions)	2018	2017	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,290	$844	$446
Changes in working capital items	33	(14)	47
All other, net	14	(17)	31
Non-cash equity-based compensation	9	6	3
Net gain on disposal of assets	—	1	(1)
Net interest and other financial costs	250	140	110
Current income taxes	—	1	(1)
Asset retirement expenditures	5	1	4
Unrealized derivative losses/(gains)(1)	1	(19)	20
Acquisition costs	3	4	(1)
Other adjustments to equity method investment distributions	27	—	27
Other	1	—	1
Adjusted EBITDA	1,633	947	686
Adjusted EBITDA attributable to noncontrolling interests	(6)	(3)	(3)
Adjusted EBITDA attributable to Predecessor(2)	—	(47)	47
Adjusted EBITDA attributable to MPLX LP(3)	1,627	897	730
Deferred revenue impacts	11	17	(6)
Net interest and other financial costs	(250)	(140)	(110)
Maintenance capital expenditures	(58)	(35)	(23)
Equity method investment capital expenditures paid out	(16)	(2)	(14)
Other	—	2	(2)
Portion of DCF adjustments attributable to Predecessor(2)	—	2	(2)
DCF	1,314	741	573
Preferred unit distributions	(36)	(33)	(3)
DCF attributable to GP and LP unitholders	$1,278	$708	$570

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

(3)
At June 30, 2018, the L&S and G&P segments made up $963 million and $664 million of Adjusted EBITDA attributable to MPLX LP, respectively. At June 30, 2017, the L&S and G&P segments made up $326 million and $571 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Total revenues and other income increased $662 million in the second quarter of 2018 compared to the same period of 2017. This variance was due mainly to a $364 million increase from the acquisition of Refining Logistics and Fuels Distribution; increased pricing on product sales of approximately $52 million; higher revenues from volume growth of $37 million in the Marcellus and the Southwest areas; $17 million from the completion of the Ozark expansion, new butane cavern and the addition of additional marine vessels; and higher crude and product transportation volumes of $18 million. Equity method investments provided a $49 million increase due to the Joint-Interest Acquisition, the addition of the Sherwood Midstream joint venture during 2017, and increased dry gas gathering volumes for our Jefferson dry gas joint venture. Additionally, revenues increased by approximately $123 million due to ASC 606 gross ups.

Cost of revenues increased $94 million in the second quarter of 2018 compared to the same period of 2017. This variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as ASC 606 gross ups.

Purchased product costs increased $64 million in the second quarter of 2018 compared to the same period of 2017. This variance was primarily due to higher NGL and gas prices of $41 million; increased NGL and gas volumes of $3 million, primarily in the Southwest and Northeast areas; and an increase due to ASC 606 imbalances and non-cash consideration of approximately $20 million.

Rental cost of sales increased $20 million in the second quarter of 2018 compared to the same period of 2017. This variance is primarily due to ASC 606 gross ups impacting the allocation of revenue and costs to lease and non-lease components.

Purchases - related parties increased $114 million in the second quarter of 2018 compared to the same period of 2017. This variance is primarily due to a $103 million increase from the acquisition of Refining Logistics and Fuels Distribution and a $5 million increase in employee-related costs.

Depreciation and amortization expense increased $24 million in the second quarter of 2018 compared to the same period of 2017. This variance was primarily due to an increase of $19 million from the acquisition of Refining Logistics and Fuels Distribution as well as additions to in-service property, plant and equipment throughout 2017 and the first half of 2018.

General and administrative expenses increased $15 million in the second quarter of 2018 compared to the same period of 2017. This variance was primarily due to a $5 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as an increase in labor and benefits.

Net interest expense and other financial costs increased $64 million in the second quarter of 2018 compared to the same period of 2017. The increase is mainly due to increased interest and financing costs related to the 2018 New Senior Notes and the term loan agreement used to fund the Refining Logistics and Fuels Distribution acquisition.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Total revenues and other income increased $1,196 million in the first six months of 2018 compared to the same period of 2017. This variance was due mainly to a $629 million increase from the acquisition of Refining Logistics and Fuels Distribution; increased pricing on product sales of approximately $77 million; higher revenues from volume growth of $70 million in the Marcellus and the Southwest areas; higher crude and product transportation volumes of $33 million; a $9 million increase from the acquisition of the Ozark pipeline; and an increase of $22 million from the completion of the Ozark expansion, new butane cavern and additional marine vessels. Equity method investments provided a $105 million increase due to the MarEn Bakken acquisition, the Joint-Interest Acquisition, the addition of the Sherwood Midstream joint venture during 2017 and increased dry gas gathering volumes for our Jefferson dry gas joint venture. Additionally, revenues increased by approximately $240 million due to ASC 606 gross ups.

Cost of revenues increased $187 million in the first six months of 2018 compared to the same period of 2017, mainly due to the acquisition of Refining Logistics and Fuels Distribution and ASC 606 gross ups.

Purchased product costs increased $120 million in the first six months of 2018 compared to the same period of 2017. This variance was primarily due to higher NGL and gas prices of $68 million; increased NGL and gas volumes of $8 million, primarily in the Southwest and Northeast areas; and an increase due to ASC 606 imbalances and non-cash consideration of approximately $44 million.

Rental cost of sales increased $37 million in the first six months of 2018 compared to the same period of 2017. This variance is primarily due to ASC 606 gross ups impacting the allocation of revenue and costs to lease and non-lease components.

Purchases - related parties increased $184 million in the first six months of 2018 compared to the same period of 2017. This variance is primarily due to $165 million from the acquisition of Refining Logistics and Fuels Distribution and to a $9 million increase in employee related costs.

Depreciation and amortization expense increased $13 million in the first six months of 2018 compared to the same period of 2017. This variance was primarily due to accelerated depreciation expense of approximately $33 million incurred in the first quarter of 2017 related to the decommissioning of the Houston 1 facility in the Marcellus area, offset by an increase of $30 million from the acquisition of Refining Logistics and Fuels Distribution and additions to in-service property, plant and equipment throughout 2017 and the first half of 2018.

General and administrative expense increased $26 million in the first six months of 2018 compared to the same period of 2017. This variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as increased labor and benefits costs.

Net interest expense and other financial costs increased $116 million in the first six months of 2018 compared to the same period of 2017. The increase is mainly due to increased interest and financing costs related to the 2018 New Senior Notes, the 2017 New Senior Notes and the term loan agreement used to fund the Refining Logistics and Fuels Distribution acquisition.

SEGMENT RESULTS

We classify our business in two reportable segments, L&S and G&P, with each of these segments being organized and managed based upon the nature of the products and services it offers. The most significant metrics used by management in evaluating and managing the respective segments are segment adjusted EBITDA as well as maintenance capital expenditures with segment adjusted EBITDA being most comparable to net income. Amounts included in net income and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) provision for income taxes; (iii) amortization of deferred financing costs; (iv) non-cash equity-based compensation; (v) net interest and other financial costs; (vi) income from equity method investments; (vii) distributions and adjustments related to equity method investments; (viii) unrealized derivative gains and losses; (ix) acquisition costs; (x) noncontrolling interest and (xi) other adjustments as deemed necessary by management to understand the results of the segment. These items are believed to be non-recurring in nature, are not believed to be allocable or controllable by the segment or are not tied to the operational performance of the segment.

The following tables present information about segment adjusted EBITDA for the reported segments.

L&S Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Service revenue	$581	$302	$279	$1,080	$580	$500
Rental income	190	70	120	335	137	198
Product related revenue	3	—	3	5	—	5
Income from equity method investments	36	—	36	80	—	80
Other income	12	12	—	24	24	—
Total segment revenues and other income	822	384	438	1,524	741	783
Cost of revenues	104	98	6	190	170	20
Purchases - related parties	180	72	108	319	144	175
Depreciation and amortization	61	40	21	109	79	30
General and administrative expenses	35	24	11	70	49	21
Other taxes	8	6	2	17	11	6
Segment income from operations	434	144	290	819	288	531
Depreciation and amortization	61	40	21	109	79	30
Income from equity method investments	(36)	—	(36)	(80)	—	(80)
Distributions/adjustments related to equity method investments	64	—	64	107	—	107
Acquisition costs	—	—	—	3	4	(1)
Non-cash equity-based compensation	3	—	3	5	2	3
Adjusted EBITDA attributable to Predecessor	—	—	—	—	(47)	47
Segment adjusted EBITDA(1)	$526	$184	$342	$963	$326	$637

Maintenance capital expenditures	$25	$19	$6	$47	$27	$20

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

In the second quarter of 2018 compared to the same period of 2017, Service revenue increased primarily due to an additional $252 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $18 million of revenue from increased transportation volumes, an additional $2 million from increased terminal throughput, a $4 million increase from additional marine vessels, and a $1 million increase in the recognition of revenue related to volume deficiency payments.

In the second quarter of 2018 compared to the same period of 2017, Rental income increased primarily due to an additional $112 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $4 million from the completion of a new butane cavern, and a $4 million increase from additional marine vessels.

In the second quarter of 2018 compared to the same period of 2017, Product related revenue increased due to an additional $5 million from the completion of the Ozark pipeline expansion.

In the second quarter of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to the Joint-Interest Acquisition and the acquisition of MarEn Bakken.

In the second quarter of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to the acquisition of Refining Logistics and Fuels Distribution.

In the second quarter of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to a $103 million increase from the acquisition of Refining Logistics and Fuels Distribution and a $5 million increase in employee-related costs.

In the second quarter of 2018 compared to the same period of 2017, Depreciation and amortization increased primarily due to the acquisition of Refining Logistics and Fuels Distribution.

In the second quarter of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to a $5 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

In the second quarter of 2018 compared to the same period of 2017, Other taxes increased primarily due to the acquisition of Refining Logistics and Fuels Distribution.

Six Months Ended June 30, 2018 compared to six months ended June 30, 2017

In the first six months of 2018 compared to the same period of 2017, Service revenue increased primarily due to an additional $442 million of revenue from the acquisition of Refining Logistics and Fuels Distribution; a $33 million increase from higher crude and product transportation volumes, partially attributable to the completion of the Ozark pipeline expansion; a $9 million increase from the acquisition of the Ozark pipeline; a $6 million increase from additional marine vessels; an additional $2 million from increased terminal throughput; and a $5 million increase in the recognition of revenue related to volume deficiency payments.

In the first six months of 2018 compared to the same period of 2017, Rental income increased primarily due to an additional $187 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $5 million from the completion of a new butane cavern, and a $6 million increase from additional marine vessels.

In the first six months of 2018 compared to the same period of 2017, Product related revenue increased due to an additional $5 million related to the completion of the Ozark pipeline expansion.

In the first six months of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to the Joint-Interest Acquisition and the acquisition of MarEn Bakken.

In the first six months of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to the acquisition of Refining Logistics and Fuels Distribution, the acquisition of the Ozark pipeline and increased other miscellaneous expenses.

In the first six months of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to a $165 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as a $9 million increase in employee related costs.

In the first six months of 2018 compared to the same period of 2017, Depreciation and amortization increased primarily due to the acquisition of Refining Logistics and Fuels Distribution.

In the first six months of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

In the first six months of 2018 compared to the same period of 2017, Other taxes increased primarily due to a $4 million increase from the acquisition of Refining Logistics and Fuels Distribution.

During both the second quarter and first six months of 2018, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first six months, MPC was obligated to make a $16 million deficiency payment of which $7 million was paid in the second quarter of 2018. We record deficiency payments as “Deferred revenue - related parties” on our Consolidated Balance Sheets. In the second quarter and first six months of 2018, we recognized revenue of $12 million and $27 million related to volume deficiency credits. At June 30, 2018, the cumulative balance of “Deferred revenue - related parties” on our Consolidated Balance Sheets related to volume deficiencies was $40 million. The following table presents the future expiration dates of the associated deferred revenue credits as of June 30, 2018:

(In millions)
September 30, 2018	$6
December 31, 2018	8
March 31, 2019	12
June 30, 2019	10
September 30, 2019	4
Total	$40

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

G&P Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Service revenue	$378	$254	$124	$732	$491	$241
Rental income	84	70	14	163	139	24
Product related revenue	267	193	74	520	398	122
Income from equity method investments	14	1	13	31	6	25
Other income	13	14	(1)	28	27	1
Total segment revenues and other income	756	532	224	1,474	1,061	413
Cost of revenues	163	55	108	312	108	204
Purchased product costs	204	140	64	391	271	120
Purchases - related parties	42	37	5	81	72	9
Depreciation and amortization	127	124	3	255	272	(17)
General and administrative expenses	37	33	4	71	66	5
Other taxes	9	7	2	18	15	3
Segment income from operations	174	136	38	346	257	89
Depreciation and amortization	127	124	3	255	272	(17)
Income from equity method investments	(14)	(1)	(13)	(31)	(6)	(25)
Distributions/adjustments related to equity method investments	48	33	15	95	66	29
Unrealized derivative loss/(gain)(1)	8	(3)	11	1	(19)	20
Non-cash equity-based compensation	2	3	(1)	4	4	—
Other	(4)	(2)	(2)	(6)	(3)	(3)
Segment adjusted EBITDA(2)	$341	$290	$51	$664	$571	$93

Maintenance capital expenditures	$8	$4	$4	$11	$8	$3

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

(2)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

In the second quarter of 2018 compared to the same period of 2017, Service revenue increased primarily due to ASC 606 cost reimbursements of $86 million as well as higher fees from higher volumes in the Marcellus and Southwest of $38 million.

In the second quarter of 2018 compared to the same period of 2017, Rental income increased primarily due to higher ASC 606 cost reimbursements of $15 million partially offset by fees from lower volumes in Marcellus of $1 million.

In the second quarter of 2018 compared to the same period of 2017, Product related revenue increased primarily due to higher prices in the Southwest, Northeast and Marcellus of $52 million as well as ASC 606 imbalances and non-cash changes of $22 million.

In the second quarter of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online during 2017. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes.

In the second quarter of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to ASC 606 gross ups of $101 million as well as higher repairs and maintenance and operating costs in the Marcellus and Southwest of $7 million.

In the second quarter of 2018 compared to the same period of 2017, Purchased product costs increased primarily due to higher prices of $41 million and volumes of $3 million in the Southwest and Northeast as well as ASC 606 imbalances and non-cash consideration of $20 million.

In the second quarter of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to employee-related costs.

In the second quarter of 2018 compared to the same period of 2017, Depreciation and amortization increased primarily due to additions to in-service property, plant, and equipment, offset by approximately $5 million of accelerated depreciation related to adjustments of certain assets' useful life in 2017.

In the second quarter of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to an increase in labor and benefits as well as general increases in office expenses and insurance.

Six Months Ended June 30, 2018 compared to six months ended June 30, 2017

In the first six months of 2018 compared to the same period of 2017, Service revenue increased primarily due to ASC 606 cost reimbursements of $164 million as well as higher fees from higher volumes and fee rates of $77 million in the Marcellus and Southwest.

In the first six months of 2018 compared to the same period of 2017, Rental income increased primarily due to higher ASC 606 cost reimbursements of $31 million partially offset by lower fees from lower volumes in Marcellus of $7 million.

In the first six months of 2018 compared to the same period of 2017, Product related revenue increased primarily due to higher prices in the Southwest and Northeast of $77 million as well has ASC 606 imbalances and non-cash changes of $45 million.

In the first six months of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online during 2017. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of our partner in the Pioneer joint venture during 2017.

In the first six months of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to ASC 606 gross ups of $195 million as well as higher repairs and maintenance and operating costs in the Marcellus and Southwest of $9 million.

In the first six months of 2018 compared to the same period of 2017, Purchased product costs increased primarily due to higher prices of $68 million and volumes of $8 million in the Southwest and Northeast as well as ASC 606 imbalances and non-cash consideration of $44 million.

In the first six months of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to employee-related costs.

In the first six months of 2018 compared to the same period of 2017, Depreciation and amortization decreased primarily due to accelerated depreciation of approximately $33 million that was incurred in the first quarter of 2017 related to the decommissioning of the Houston 1 facility in the Marcellus area offset by additions to in-service property, plant, and equipment throughout 2017 and the first half of 2018.

In the first six months of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to increases in labor and benefits costs and general increases in office expenses.

SEGMENT NET OPERATING MARGIN

For the three months ended June 30, 2018, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Other(1)
L&S	100%	—%
G&P	87%	13%
Total	95%	5%

For the six months ended June 30, 2018, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Other(1)
L&S	100%	—%
G&P	87%	13%
Total	95%	5%

(1)
Includes percent-of-proceeds, keep-whole, and other types of NGL arrangements tied to NGL, condensate, and natural gas prices. See Item 1. Business - Our G&P Contracts With Third Parties in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of each of these types of arrangements.

The table above does not give effect to our active commodity risk management program. For further discussion of how we manage commodity price volatility for the portion of our net operating margin that is not fee-based, see Note 14 of the Notes to Consolidated Financial Statements.

The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Reconciliation of net operating margin to income from operations:
Service and rental revenues	$1,233	$696	$2,310	$1,347
Product related revenues	270	193	525	398
Purchased product costs	(204)	(140)	(391)	(271)
Derivative (losses)/gains related to purchased product costs(1)	(11)	(1)	(8)	6
Net operating margin	1,288	748	2,436	1,480
Derivative losses/(gains) related to purchased product costs(1)	11	1	8	(6)
Income from equity method investments	50	1	111	6
Other income	1	1	5	4
Other income - related parties	24	25	47	47
Cost of revenues (excludes items below)	(233)	(139)	(439)	(252)
Rental cost of sales	(33)	(13)	(62)	(25)
Rental cost of sales - related parties	—	(1)	(1)	(1)
Purchases - related parties	(223)	(109)	(400)	(216)
Depreciation and amortization	(188)	(164)	(364)	(351)
General and administrative expenses	(72)	(57)	(141)	(115)
Other taxes	(17)	(13)	(35)	(26)
Income from operations	$608	$280	$1,165	$545

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

Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors such as changes in transportation and travel patterns and variations in weather patterns from year to year. However, we manage the seasonality impact through the execution of our marketing strategy. We have access to up to 33.6 million gallons of propane storage capacity in the Southern Appalachia region provided by an arrangement with a third party which provides us with flexibility to manage the seasonality impact. Overall, our exposure to the seasonal fluctuations in the commodity markets is declining due to our growth in fee-based business.

OPERATING DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	2,229	2,027	2,119	1,827
Product pipelines	1,164	1,067	1,110	1,010
Total pipelines	3,393	3,094	3,229	2,837

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.58	$0.58	$0.57	$0.58
Product pipelines	0.76	0.70	0.76	0.73
Total pipelines	$0.64	$0.62	$0.64	$0.63

Terminal throughput (mbpd)	1,485	1,489	1,465	1,456

Marine Assets (number in operation)(2)
Barges	256	232	256	232
Towboats	20	18	20	18

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	MPLX(3)	MPLX Operated(4)	MPLX(3)	MPLX Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,147	1,147	964	964
Utica Operations	—	1,654	—	951
Southwest Operations	1,492	1,494	1,409	1,411
Total gathering throughput	2,639	4,295	2,373	3,326

Natural Gas Processed (MMcf/d)
Marcellus Operations	3,716	4,286	3,594	3,811
Utica Operations	—	876	—	879
Southwest Operations	1,434	1,434	1,333	1,333
Southern Appalachian Operations	254	254	269	269
Total natural gas processed	5,404	6,850	5,196	6,292

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	362	362	313	313
Utica Operations(5)	—	45	—	38
Southwest Operations	19	19	21	21
Southern Appalachian Operations(6)	13	13	15	15
Total C2 + NGLs fractionated(7)	394	439	349	387

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	MPLX(3)	MPLX Operated(4)	MPLX(3)	MPLX Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,135	1,135	944	944
Utica Operations	—	1,612	—	933
Southwest Operations	1,484	1,486	1,377	1,378
Total gathering throughput	2,619	4,233	2,321	3,255

Natural Gas Processed (MMcf/d)
Marcellus Operations	3,656	4,201	3,538	3,672
Utica Operations	—	906	—	973
Southwest Operations	1,380	1,380	1,300	1,300
Southern Appalachian Operations	253	253	267	267
Total natural gas processed	5,289	6,740	5,105	6,212

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	357	357	302	302
Utica Operations(5)	—	45	—	40
Southwest Operations	17	17	20	20
Southern Appalachian Operations(6)	13	13	15	15
Total C2 + NGLs fractionated(7)	387	432	337	377

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.83	$3.14	$2.84	$3.10
C2 + NGL Pricing ($ per gallon)(8)	$0.78	$0.57	$0.76	$0.60

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	This column represents operating data for entities that have been consolidated into the Partnership financial statements.

(4)	This column represents operating data for entities that have been consolidated into the Partnership financial statements as well as operating data for Partnership-operated equity method investments.

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

(7)
Purity ethane makes up approximately 176 mbpd and 141 mbpd of total MPLX Operated, fractionated products for the three months ended June 30, 2018 and 2017, respectively, and approximately 176 mbpd and 138 mbpd of total fractionated products for the six months ended June 30, 2018 and 2017, respectively. Purity ethane makes up approximately 161 mbpd and 137 mbpd of total MPLX consolidated, fractionated products for the three months ended June 30, 2018 and 2017, respectively, and approximately 162 mbpd and 133 mbpd of total fractionated products for the six months ended June 30, 2018 and 2017, respectively.

(8)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash was $9 million at June 30, 2018 and December 31, 2017. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$1,290	$844
Investing activities	(954)	(1,405)
Financing activities	(336)	619
Total	$—	$58

Net cash provided by operating activities increased $446 million in the first six months of 2018 compared to the first six months of 2017, the majority of which is related to the increase in net income period over period. The first six months of 2018 includes Refining Logistics and Fuels Distributions assets as of February 1, 2018 as well as Joint-Interest Acquisition assets as of September 1, 2017.

Net cash used in investing activities decreased $451 million in the first six months of 2018 compared to the first six months of 2017, primarily due to more acquisitions in the first two quarters of 2017 including the acquisition of an equity interest in the Bakken Pipeline system for $513 million, investments in other unconsolidated entities of approximately $177 million, and $219 million for the acquisition of the Ozark pipeline. Acquisitions in the first six months of 2018 relate to various capital projects in line with the Partnership’s capital growth plan.

Financing activities were a $336 million use of cash in the first six months of 2018 compared to a $619 million source of cash in the first six months of 2017. The use of cash for the the first six months of 2018 was primarily due to distributions to MPC of $4.1 billion for the acquisition of Refining Logistics and Fuels Distribution, the $4.1 billion repayment of the 364-day term loan facility, the $1.4 billion repayment of borrowings under the MPC Loan Agreement, the $555 million repayment of the MPLX Credit Agreement, debt issuance costs of $53 million, distributions of $33 million to preferred unitholders, and distributions of $814 million to unitholders and our general partner due mainly to the increase in units outstanding as well as an increase in the distribution per limited partner unit. The use of cash was partially offset by $5.5 billion of net proceeds from the senior notes issued on February 8, 2018, $4.1 billion of net proceeds under the 364-day term loan facility that was drawn on February 1, 2018, and $1.2 billion of net proceeds from draws on the loan agreement with MPC.

Debt and Liquidity Overview

Our outstanding borrowings at June 30, 2018 and December 31, 2017 consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
MPLX LP:
Bank revolving credit facility due 2022	$—	$505
5.500% senior notes due February 2023	710	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023-2025	63	63
MPL - capital lease obligations due 2020	7	7
Total	12,357	7,362
Unamortized debt issuance costs	(78)	(27)
Unamortized discount	(404)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$11,874	$6,945

The increase in debt as of June 30, 2018 compared to year-end 2017 was due to the public offering of $5.5 billion of senior notes issued on February 8, 2018, as described below.

Our bank revolving credit facility (“MPLX Credit Agreement”) includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of June 30, 2018, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.66 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As disclosed in Note 3 of the Notes to Consolidated Financial Statements, we expect the adoption of the lease accounting standards update to result in the recognition of a significant lease obligation. The MPLX Credit Agreement contains provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.

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

On December 4, 2015, the Partnership entered into the MPC Loan Agreement. Under the terms of the MPC Loan Agreement, MPC Investment may make loans to the Partnership on a revolving basis, as requested by the Partnership and agreed to by MPC Investment, up to $500 million at any time outstanding.  On April 27, 2018, the Partnership and MPC Investment entered into a First Amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion at any time outstanding.

Our intention is to maintain an investment grade credit profile. As of June 30, 2018, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

Our liquidity totaled $3.1 billion at June 30, 2018 consisting of:

	June 30, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2022(1)	$2,250	$(3)	$2,247
MPC Loan Agreement	1,000	(112)	888
Total liquidity	$3,250	$(115)	$3,135
Cash and cash equivalents			3
Total liquidity			$3,138

(1)	Outstanding borrowings include $3 million in letters of credit outstanding under this facility.

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

Equity and Preferred Units Overview

The table below summarizes the changes in the number of units outstanding through June 30, 2018:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards	239,095	140	239,235
Contribution of refining logistics and fuels distribution assets	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at June 30, 2018	793,980,226	—	793,980,226

For more details on equity activity, see Notes 8 and 9 of the Notes to Consolidated Financial Statements.

The Partnership expects the net proceeds from sales under the ATM Program will be used for general partnership purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the six months ended June 30, 2018, we issued no common units under our ATM program. As of June 30, 2018, $1.7 billion of common units remain available for issuance through the ATM Program under the Distribution Agreement.

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

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $208 million per quarter, or $834 million per year, based on the number of common units outstanding at June 30, 2018. On July 25, 2018, we announced the board of directors of our general partner had declared a distribution of $0.6275 per unit that will be paid on August 14, 2018 to unitholders of record on August 6, 2018. This represents an increase of $0.0100 per unit, or two percent, above the first quarter 2018 distribution of $0.6175 per unit and an increase of 12 percent over the second quarter 2017 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2018 and 2017. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Distribution declared:
Limited partner units - public	$181	$162	$360	$311
Limited partner units - MPC	316	56	604	105
General partner units - MPC	—	6	—	11
IDRs - MPC	—	70	—	130
Total GP & LP distribution declared	497	294	964	557
Redeemable preferred units	20	17	36	33
Total distribution declared	$517	$311	$1,000	$590

Cash distributions declared per limited partner common unit	$0.6275	$0.5625	$1.2450	$1.1025

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

Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2018	2017
Capital expenditures:
Maintenance	$58	$35
Growth	924	651
Total capital expenditures	982	686
Less: Increase in capital accruals	115	33
Asset retirement expenditures	5	1
Additions to property, plant and equipment	862	652
Capital expenditures of unconsolidated subsidiaries(1)	167	205
Total gross capital expenditures	1,029	857
Less: Joint venture partner contributions	70	93
Total capital expenditures, net	959	764
Less: Maintenance capital expenditures	58	36
Total growth capital expenditures	$901	$728

Our growth capital plan for 2018 is $2.2 billion, not including the February 1, 2018 dropdown transaction with MPC as previously discussed and in Note 4 of the Notes to Consolidated Financial Statements, or its respective subsequent capital spending. The G&P segment capital plan for 2018 includes the addition of 1.5 billion bcf/d processing capacity at 8 gas processing plants (5 of which were placed in service during the first six months of 2018), six in the Marcellus and Utica basins and two in the Southwest, which expands the Partnership’s processing capacity in the Permian basin and the STACK shale play of Oklahoma. The G&P segment capital plan also includes the addition of 100 mbpd of fractionation capacity in the Marcellus and Utica basins. In the L&S segment, the Ozark and Wood River-to Patoka pipeline systems as well as the butane cavern in Robinson, Illinois were completed during the first six months of 2018. The L&S capital plan also includes the completion of a tank expansions in Patoka, Illinois, and Texas City, Texas, and an expansion of the Partnership’s marine fleet. We also have large organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that we anticipate will provide attractive returns and cash flows. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of June 30, 2018, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2018, our long-term debt obligations increased by $5.5 billion due to the new senior notes issued and contracts to acquire property, plant and equipment increased $343 million largely due to new and growing projects. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Forward-looking Statements

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include negative capital market conditions, including an increase of the current yield on common units, adversely affecting the Partnership’s ability to meet its distribution growth guidance; our ability to achieve the strategic and other objectives related to the strategic initiatives and transactions discussed herein, including the dropdown from MPC and the exchange of common units for MPC’s economic interests in the general partner, the joint venture with Antero Midstream, the Ozark pipeline acquisition, and other proposed transactions; adverse changes in laws including with respect to tax and regulatory matters; the adequacy of the Partnership’s capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions, and the ability to successfully execute its business plans and growth strategy; continued/further volatility in and/or degradation of market and industry conditions; changes to the expected construction costs and timing of projects; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; completion of midstream infrastructure by competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC's obligations under the Partnership’s commercial agreements; other risks related to MPC, including the proposed transaction between MPC and Andeavor; modifications to earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; changes to the Partnership’s capital budget; prices of and demand for natural gas, NGLs, crude oil and refined products; delays in obtaining necessary third-party approvals and governmental permits; changes in labor, material and equipment costs and availability; planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects; project overruns, disruptions or interruptions of our operations due to the shortage of skilled labor; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

TRANSACTIONS WITH RELATED PARTIES

At June 30, 2018, MPC held 64 percent of the outstanding MPLX LP common units and the non-economic general partner interest.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 48 percent and 38 percent of our total revenues and other income for the second quarter of 2018 and 2017, respectively. We provide to MPC crude oil and product pipeline transportation services based on regulated and unregulated rates as well as storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 28 percent and 23 percent for the second quarter of 2018 and 2017, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. We also have certain leases with MPC as well as purchases of a limited amount of products.

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

As of June 30, 2018, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2018, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 3 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2018, we did not have any financial derivative instruments to economically hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. We are at risk for changes in fair value of all our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2018 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids price risk at June 30, 2018, including the weighted-average prices (“WAVG”):

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2018 (July - Dec)	2,541	$2.65	$43

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (July - Dec)	16,916	$0.64	$(943)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (July - Dec)	1,654	$0.79	$(103)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (July - Dec)	4,593	$0.74	$(240)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (July - Dec)	3,087	$1.17	$(226)

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” in the Consolidated Statements of Income. As of June 30, 2018, the estimated fair value of this contract was a liability of $66 million.

Open Derivative Positions and Sensitivity Analysis

The following table sets forth information relating to our significant open commodity derivative contracts as of June 30, 2018.

	Financial Position	Notional Quantity (net)	Weighted Average Price
Natural Gas (MMBtu)	Long	467,559	$2.65
NGLs (Gal)	Short	4,830,001	$0.73

The estimated fair value of our Level 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a 10 percent difference in our estimated fair value of Level 3 commodity derivatives (excluding embedded derivatives) at June 30, 2018 would have affected income before income taxes by less than $1 million as of June 30, 2018. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of June 30, 2018(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2018(3)
Long-term debt
Fixed-rate	$12,021	$1,171	N/A
Variable-rate	$—	N/A	$1

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2018.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2018.

At June 30, 2018, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of June 30, 2018, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment.

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including Marathon Pipe Line LLC (“MPL”). These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. On September 6, 2016, the trial court approved a settlement between Apex and the State of Illinois whereby Apex agreed to settle all claims against it for a $10 million payment. Premcor filed a motion for permissive appeal and requested a stay to the proceeding until the motion is ruled upon. Premcor reached a settlement with the State of Illinois in the second quarter of 2018, which has been objected to by certain third-party defendants, including MPL, and is subject to court approval. Several third-party defendants in the litigation including MPL have asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. The trial concerning Premcor’s claims against third-party defendants, including MPL, is currently scheduled to commence September 10, 2018. A CERCLA action involving similar claims is also pending in federal court in Illinois. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and the Partnership is unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under the omnibus agreement, MPC will indemnify the Partnership for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, MarkWest Liberty Midstream and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.

As reported previously in our Annual Report on Form 10-K for the year ended December 31, 2017, MPL agreed in principle to pay a total civil penalty of $335,000 to the Illinois Environmental Protection Agency (“IEPA”) and the EPA related to an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL paid a penalty of $226,000 to the EPA during the second quarter of 2018 and a penalty of $109,000 to IEPA in July 2018.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018	8-K	3.1	2/2/2018	001-35714
10.1	First Amendment to the Loan Agreement by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	10-Q	10.13	4/30/2018	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 6, 2018	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)