Form 10-Q
period 2018-09-30
MPLX LP
filed 2018-11-05
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MPLX LP had 794,080,709 common units outstanding at October 31, 2018.

MPLX LP

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2018	2017	2018	2017
Revenues and other income:
Service revenue	$456	$299	$1,248	$845
Service revenue - related parties	568	276	1,588	801
Service revenue - product related	59	—	154	—
Rental income	89	69	252	208
Rental income - related parties	190	70	525	207
Product sales	239	217	652	611
Product sales - related parties	18	2	35	6
Income from equity method investments	64	23	175	29
Other income	3	2	8	6
Other income - related parties	26	22	73	69
Total revenues and other income	1,712	980	4,710	2,782
Costs and expenses:
Cost of revenues (excludes items below)	241	129	680	381
Purchased product costs	241	170	632	441
Rental cost of sales	32	19	94	44
Rental cost of sales - related parties	1	—	2	1
Purchases - related parties	228	114	628	330
Depreciation and amortization	201	164	565	515
General and administrative expenses	76	59	217	174
Other taxes	20	14	55	40
Total costs and expenses	1,040	669	2,873	1,926
Income from operations	672	311	1,837	856
Related party interest and other financial costs	2	1	4	1
Interest expense (net of amounts capitalized of $9 million, $6 million, $27 million, and $24 million, respectively)	134	77	381	217
Other financial costs	17	15	49	40
Income before income taxes	519	218	1,403	598
Provision for income taxes	3	1	8	3
Net income	516	217	1,395	595
Less: Net income attributable to noncontrolling interests	6	1	11	3
Less: Net income attributable to Predecessor	—	—	—	36
Net income attributable to MPLX LP	510	216	1,384	556
Less: Preferred unit distributions	19	16	55	49
Less: General partner’s GP interest in net income attributable to MPLX LP	—	86	—	222
Limited partners’ interest in net income attributable to MPLX LP	$491	$114	$1,329	$285
Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.62	$0.29	$1.77	$0.75
Common - diluted	$0.62	$0.29	$1.77	$0.75
Weighted average limited partner units outstanding:
Common - basic	794	394	750	378
Common - diluted	794	395	750	381

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$516	$217	$1,395	$595
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	(2)	—
Comprehensive income	516	217	1,393	595
Less comprehensive income attributable to:
Noncontrolling interests	6	1	11	3
Income attributable to Predecessor	—	—	—	36
Comprehensive income attributable to MPLX LP	$510	$216	$1,382	$556

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$37	$5
Receivables, net	452	292
Receivables - related parties	318	160
Inventories	81	65
Other current assets	37	37
Total current assets	925	559
Equity method investments	4,104	4,010
Property, plant and equipment, net	14,271	12,187
Intangibles, net	434	453
Goodwill	2,586	2,245
Long-term receivables - related parties	23	20
Other noncurrent assets	36	26
Total assets	22,379	19,500
Liabilities
Current liabilities:
Accounts payable	146	151
Payables - related parties	165	516
Deferred revenue - related parties	49	43
Accrued interest payable	179	88
Other current liabilities	665	506
Total current liabilities	1,204	1,304
Long-term deferred revenue	69	42
Long-term deferred revenue - related parties	43	43
Long-term debt	12,889	6,945
Deferred income taxes	13	5
Deferred credits and other liabilities	205	188
Total liabilities	14,423	8,527
Commitments and contingencies (see Note 20)
Redeemable preferred units	1,003	1,000
Equity
Common unitholders - public (289 million and 289 million units issued and outstanding)	8,367	8,379
Common unitholder - MPC (505 million and 118 million units issued and outstanding)	(1,553)	2,099
General partner - MPC (0 million and 8 million units issued and outstanding)	—	(637)
Accumulated other comprehensive loss	(16)	(14)
Total MPLX LP partners’ capital	6,798	9,827
Noncontrolling interests	155	146
Total equity	6,953	9,973
Total liabilities, preferred units and equity	$22,379	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$1,395	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	45	38
Depreciation and amortization	565	515
Deferred income taxes	7	2
Asset retirement expenditures	(7)	(2)
Loss / (gain) on disposal of assets	1	(1)
Income from equity method investments	(175)	(29)
Distributions from unconsolidated affiliates	279	136
Changes in:
Current receivables	(157)	(20)
Inventories	(10)	(3)
Fair value of derivatives	16	(3)
Current accounts payable and accrued liabilities	151	6
Receivables from / liabilities to related parties	(113)	61
Prepaid other current assets from related parties	5	(1)
Deferred revenue	30	24
All other, net	(5)	20
Net cash provided by operating activities	2,027	1,338
Investing activities:
Additions to property, plant and equipment	(1,383)	(1,004)
Acquisitions, net of cash acquired	(451)	(249)
Disposal of assets	5	4
Investments - net related party loans	—	80
Investments in unconsolidated affiliates	(215)	(690)
Distributions from unconsolidated affiliates - return of capital	16	24
All other, net	1	(1)
Net cash used in investing activities	(2,027)	(1,836)
Financing activities:
Long-term debt - borrowings	10,735	2,661
- repayments	(4,781)	(251)
Related party debt - borrowings	2,395	829
- repayments	(2,781)	(627)
Debt issuance costs	(53)	(25)
Net proceeds from equity offerings	—	483
Distributions to MPC for acquisitions	(4,111)	(1,931)
Distributions to MPC from Predecessor	—	(113)
Distributions to noncontrolling interests	(10)	(4)
Distributions to preferred unitholders	(52)	(49)
Distributions to unitholders and general partner	(1,312)	(800)
Contributions from noncontrolling interests	8	128
Consideration payment to Class B unitholders	—	(25)
All other, net	(8)	(8)
Net cash provided by financing activities	30	268
Net increase / (decrease) in cash, cash equivalents and restricted cash	30	(230)
Cash, cash equivalents and restricted cash at beginning of period	9	239
Cash, cash equivalents and restricted cash at end of period	$39	$9

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Class B Unit-holders Public	Common Unit-holder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2016	$8,086	$133	$1,069	$1,013	$—	$18	$791	$11,110
Distributions to MPC from Predecessor	—	—	—	—	—	—	(113)	(113)
Issuance of units under ATM Program	473	—	—	10	—	—	—	483
Net income (excludes amounts attributable to preferred units)	212	—	73	222	—	3	36	546
Contribution from MPC	—	—	—	—	(14)	—	689	675
Allocation of MPC's net investment at acquisition	—	—	1,669	(266)	—	—	(1,403)	—
Distributions to MPC for acquisition	—	—	(537)	(1,407)	—	—	—	(1,944)
Distributions to unitholders and general partner	(452)	—	(150)	(198)	—	—	—	(800)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	—	(4)
Contributions from noncontrolling interests	—	—	—	—	—	128	—	128
Class B unit conversion	133	(133)	—	—	—	—	—	—
Equity-based compensation	5	—	—	—	—	—	—	5
Balance at September 30, 2017	8,457	—	2,124	(626)	(14)	145	—	10,086

Balance at December 31, 2017	8,379	—	2,099	(637)	(14)	146	—	9,973
Net income (excludes amounts attributable to preferred units)	516	—	813	—	—	11	—	1,340
Contribution from MPC	—	—	—	—	—	—	1,046	1,046
Allocation of MPC's net investment at acquisition	—	—	5,172	(4,126)	—	—	(1,046)	—
Distribution to MPC for acquisitions	—	—	(936)	(3,164)	—	—	—	(4,100)
Distributions to unitholders	(537)	—	(775)	—	—	—	—	(1,312)
Distributions to noncontrolling interests	—	—	—	—	—	(10)	—	(10)
Contributions from noncontrolling interests	—	—	—	—	—	8	—	8
Conversion of GP economic interests	—	—	(7,926)	7,926	—	—	—	—
Other	9	—	—	1	(2)	—	—	8
Balance at September 30, 2018	$8,367	$—	$(1,553)	$—	$(16)	$155	$—	$6,953

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, growth-oriented master limited partnership formed by Marathon Petroleum Corporation. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. MPLX is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; the transportation, storage and distribution of crude oil and refined petroleum products; and refining logistics and fuels distribution services. MPLX’s principal executive office is located in Findlay, Ohio.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil and refined petroleum products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 10 for additional information regarding the operations and results of these segments.

Basis of Presentation – The accompanying interim consolidated financial statements are unaudited; however, in the opinion of MPLX’s management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements. Certain amounts in prior years have been reclassified to conform to current year presentation.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

MPLX’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in a VIE in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

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

2. Summary of Principal Accounting Policies

Revenue Recognition – As a result of the adoption of the new revenue recognition standard, as described further in Note 3, MPLX has updated its policies as they relate to revenue recognition. Revenue is measured based on consideration specified in a contract with a customer. MPLX recognizes revenue when it satisfies a performance obligation by transferring control over a product or providing services to a customer.

MPLX enters into a variety of contract types in order to generate “Product sales” and “Service revenue.” MPLX provides services under the following types of arrangements:

•
Fee-based arrangements – Under fee-based arrangements, MPLX receives a fee or fees for one or more of the following services: gathering, processing and transportation of natural gas; gathering, transportation, fractionation, exchange and storage of NGLs; and transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products. The revenue MPLX earns from these arrangements is generally directly related to the volume of natural gas, NGLs, refined products or crude oil that is handled by or flows through MPLX’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, MPLX’s arrangements provide for minimum annual payments or fixed demand charges.
Fee-based arrangements are reported as “Service revenue” on the Consolidated Statements of Income. Revenue is recognized over time as services are performed in a series. In certain instances when specifically stated in the contract terms, MPLX purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as “Product sales” on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction.

•
Percent-of-proceeds arrangements – Under percent-of-proceeds arrangements, MPLX: gathers and processes natural gas on behalf of producers; sells the resulting residue gas, condensate and NGLs at market prices; and remits to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, MPLX delivers an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sells the volumes MPLX retains to third parties. Revenue is recognized on a net basis when MPLX acts as an agent and does not have control of the gross amount of gas and/or NGLs prior to it being sold. Percent-of-proceeds revenue is reported as “Service revenue - product related” on the Consolidated Statements of Income.

•
Keep-whole arrangements – Under keep-whole arrangements, MPLX gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, MPLX must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require MPLX to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. “Service revenue - product related” is recorded based on the value of the NGLs received on the date the services are performed. Natural gas purchased to return to the producer and shared NGL profits are recorded as a reduction of “Service revenue - product related” in the Consolidated Statements of Income on the date the services are performed. Sales of NGLs under these arrangements are reported as “Product sales” on the Consolidated Statements of Income and are reported on a gross basis as MPLX is the principal in the arrangement and controls the product prior to sale. The sale of the NGLs may occur shortly after services are performed at the tailgate of the plant, or after a period of time as determined by MPLX.

•
Purchase arrangements – Under purchase arrangements, MPLX purchases natural gas at either the wellhead or the tailgate of a plant. MPLX then gathers and delivers the natural gas to pipelines where MPLX may resell the natural gas. Wellhead purchase arrangements represent an arrangement with a supplier and are recorded in “Purchased product costs.” Often, MPLX earns fees for services performed prior to taking control of the product in these arrangements and “Service revenue” is recorded for these fees. Revenue generated from the sale of product obtained in tailgate purchase arrangements is reported as “Product sales” on the Consolidated Statements of Income and is recognized on a gross basis as MPLX purchases and takes control of the product prior to sale and is the principal in the transaction.

In many cases, MPLX provides services under contracts that contain a combination of more than one of the arrangements described above. When fees are charged (in addition to product received) under percent-of-proceeds arrangements, keep-whole arrangements or purchase arrangements, MPLX records such fees as “Service revenue” on the Consolidated Statements of Income. The terms of MPLX’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Performance obligations are determined based on the specific terms of the arrangements, economics of the geographical regions, and the services offered and whether they are deemed distinct. MPLX allocates the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

Revenue from MPLX’s service arrangements will generally be recognized over time when the performance obligation is satisfied as services are provided in a series. MPLX has elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price has fixed components related to minimum volume commitments and variable components which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided each period end. In instances in which tiered pricing structures do not reflect our efforts to perform, MPLX will estimate variable consideration at contract inception. “Product sales” will be recognized at a point in time when control of the product transfers to the customer.

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

Based on the terms of certain natural gas gathering, transportation and processing agreements, MPLX is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. Revenue and costs related to the portion of the revenue earned under these contracts considered to be implicit leases are recorded as “Rental income” and “Rental cost of sales,” respectively, on the Consolidated Statements of Income.

MPLX routinely makes accruals based on estimates for both revenue and expenses due to the timing of compiling billing information, receiving certain third-party information and reconciling MPLX’s records with those of third parties. The delayed information from third parties includes among other things: actual volumes purchased, transported or sold; adjustments to inventory and invoices for purchases; actual natural gas and NGL deliveries; and other operating expenses. MPLX makes accruals to reflect estimates for these items based on its internal records and information from third parties. Estimated accruals are adjusted when actual information is received from third parties and MPLX’s internal records have been reconciled.

3. Accounting Standards

Recently Adopted

ASU 2014-09, Revenue - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which created ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. The guidance in ASC 606 states that revenue is recognized when a customer obtains control of a good or service. Recognition of revenue involves a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing revenue as the obligations are satisfied. Additional disclosures are required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. MPLX adopted the standard as of January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to opening equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 16 for further details.

We also adopted the following standards during the first nine months of 2018, none of which had a material impact to our financial statements or financial statement disclosures:

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

Not Yet Adopted

ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued an ASU to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. MPLX is currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an ASU which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an ASU related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. MPLX does not expect application of this ASU to have a material impact on our consolidated financial statements.
ASU 2016-02 and 2018-11, Leases
In February 2016, the FASB issued an ASU requiring lessees to record virtually all leases on their balance sheets. The ASU also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will transition to the new guidance by recording leases on our balance sheet as of January 1, 2019.
MPLX continues to evaluate the impact of this standard on our financial statements, disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We are implementing a third-party supported lease accounting information system to account for our lease population in accordance with this new standard and establishing internal controls over the new system. We have completed a significant portion of the design and testing of the new system and commenced lease data loading and testing. We believe the adoption of the standard will have a material impact on our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation.
4. Acquisitions

Mt. Airy Terminal

On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) from Pin Oak Holdings, LLC for total consideration of $451 million. The terminal includes 4 million barrels of third-party leased storage capacity and a 120 mbpd dock. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, is in close proximity to several Gulf Coast refineries including MPC’s Garyville Refinery and is near numerous rail lines and pipelines. The Mt. Airy Terminal will be accounted for within the L&S segment.

MPLX is still in the process of finalizing the fair value of assets acquired and liabilities assumed, however, the provisional amounts that have been recorded are $330 million for property, plant and equipment and $126 million for goodwill with the remaining difference from the acquisition price being attributable to other net liabilities assumed. Goodwill represents the significant growth potential of the terminal due to the multiple pipelines and rail lines which cross the property, the terminal’s position as an aggregation point for liquids growth in the region for both ocean-going vessels and inland barges, the proximity of the terminal to MPC’s Garyville refinery and other refineries in the region as well as the opportunity to construct an additional dock at the site.

The amount of revenue and income from operations associated with the acquisition from the acquisition date to September 30, 2018 did not have a material impact on the consolidated financial statements.  In addition, assuming the acquisition had occurred on January 1, 2017, the consolidated pro forma results would not have been materially different from the reported results.

Refining Logistics and Fuels Distribution Acquisition

On February 1, 2018, MPC and MPLX LP closed on an agreement for the dropdown of refining logistics assets and fuels distribution services to MPLX LP. MPC contributed these assets and services in exchange for $4.1 billion in cash and a fixed number of MPLX LP common units and general partner units of 111,611,111 and 2,277,778, respectively. The fair value of the common and general partner units issued as of the acquisition date was $4.3 billion based on the closing common unit price as of February 1, 2018, as recorded on the Consolidated Statements of Equity, for a total purchase price of $8.4 billion. The equity issued consisted of: (i) 85,610,278 common units to MPLX GP LLC (“MPLX GP”), (ii) 18,176,666 common units to MPLX Logistics Holdings LLC (“MPLX Logistics”) and (iii) 7,824,167 common units to MPLX Holdings Inc. (“MPLX Holdings”). MPLX also issued 2,277,778 general partner units to MPLX GP in order to maintain its two percent general partner interest (“GP Interest”) in MPLX. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter of 2018. Immediately following this transaction, the GP Interest was converted into a non-economic general partner interest as discussed in Note 8.

MPLX recorded this transaction on a historical basis as required for transactions between entities under common control. No effect was given to the prior periods as these entities were not considered businesses prior to the February 1, 2018 dropdown. In connection with the dropdown, approximately $830 million of net property, plant and equipment was recorded in addition to $85 million and $130 million of goodwill allocated to MPLX Refining Logistics LLC (“Refining Logistics”) and MPLX Fuels Distribution LLC (“Fuels Distribution”), respectively. Both the refining logistics assets and the fuels distribution services are accounted for within the L&S segment.

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

Fuels Distribution, which is a wholly-owned subsidiary of MPLXT, generates revenue through a fuels distribution services agreement with MPC. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent.

The amounts of revenue and income from operations associated with these investments included in the Consolidated Statements of Income, since the February 1, 2018 acquisition date, were as follows:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues and other income	$365	$994
Income from operations	$230	$643

Joint-Interest Acquisition

On September 1, 2017, MPLX entered into a Membership Interests and Shares Contributions Agreement (the “September 2017 Contributions Agreement”) with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, whereby MPLX agreed to acquire certain ownership interests in joint venture entities indirectly held by MPC. Pursuant to the September 2017 Contributions Agreement, MPC Investment agreed to contribute: all of the membership interests of Lincoln Pipeline LLC, which holds a 35 percent interest in Illinois Extension Pipeline Company, L.L.C. (“Illinois Extension”); all of the membership interests of MPL Louisiana Holdings LLC, which holds a 41 percent interest in LOOP LLC (“LOOP”); a 59 percent interest in LOCAP LLC (“LOCAP”); and a 25 percent interest in Explorer Pipeline Company (“Explorer”), through a series of intercompany contributions to MPLX for an agreed upon purchase price of approximately $420 million in cash and equity consideration valued at approximately $630 million for total consideration of $1.05 billion (collectively, the “Joint-Interest Acquisition”). The number of common units representing the equity consideration was then determined by dividing the contribution amount by the simple average of the ten day trailing volume weighted average NYSE price of a common unit for the ten trading days ending at market close on August 31, 2017.

The fair value of the common and general partner units issued was approximately $653 million based on the closing common unit price as of September 1, 2017, as recorded on the Consolidated Statements of Equity, for a total purchase price of $1.07 billion. The equity issued consisted of: (i) 13,719,017 common units to MPLX GP, (ii) 3,350,893 common units to MPLX Logistics and (iii) 1,441,224 common units to MPLX Holdings. MPLX also issued 377,778 general partner units to MPLX GP in order to maintain its two percent GP Interest in MPLX.

Illinois Extension operates the 168-mile, 24-inch diameter Southern Access Extension (“SAX”) crude oil pipeline from Flanagan, Illinois to Patoka, Illinois, as well as additional tankage and two pump stations. LOOP owns and operates midstream crude oil infrastructure, including a deep-water oil port offshore of Louisiana, pipelines and onshore storage facilities. LOOP also manages the operations of LOCAP, an affiliate pipeline system. LOCAP owns and operates a crude oil pipeline and tank facility in St. James, Louisiana, that distributes oil received from LOOP’s storage facilities and other connecting pipelines to nearby refineries and into the mid-continent region of the United States. Explorer owns and operates an approximate 1,830-mile common carrier pipeline that primarily transports gasoline, diesel, diluent and jet fuel from the Gulf Coast region to the Midwest United States. MPLX accounts for the Joint-Interest Acquisition entities as equity method investments within its L&S segment.

As a transfer between entities under common control, MPLX recorded the Joint-Interest Acquisition on its Consolidated Balance Sheets at MPC’s historical basis, which included accumulated other comprehensive loss. MPLX recognizes an “Accumulated other comprehensive loss” on its Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by the LOOP and Explorer joint-interests to their employees. MPLX LP is not a sponsor of these benefit plans.

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

MPLX accounts for the interests acquired in the Joint-Interest Acquisition one month in arrears, which is the most recently available information. The amount of income associated with these investments included on the Consolidated Statements of Income under the caption “Income from equity method investments” for the three and nine months ended September 30, 2018 totaled $31 million and $93 million, respectively. MPLX’s investment balance at September 30, 2018 related to the acquired interests is approximately $631 million and reported under the caption “Equity method investments” on the Consolidated Balance Sheets. MPC agreed to waive approximately two-thirds of the third quarter 2017 distributions on the common units issued in connection with the Joint-Interest Acquisition. As a result of this waiver, MPC did not receive approximately two-thirds of the distributions or IDRs that would have otherwise accrued on such common units with respect to the third quarter 2017 distributions. The value of these waived distributions was $10 million.

Acquisition of Hardin Street Transportation LLC, Woodhaven Cavern LLC and MPLX Terminals LLC

MPC contributed the assets of HST, WHC and MPLXT to newly created and wholly-owned subsidiaries and entered into commercial agreements related to services provided by these new entities to MPC on January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT. Pursuant to a Membership Interests Contributions Agreement entered into on March 1, 2017 by MPLX with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment (each a wholly-owned subsidiary of MPC), MPC Investment agreed to contribute the outstanding membership interests in HST, WHC and MPLXT through a series of intercompany contributions to MPLX for approximately $1.5 billion in cash and equity consideration valued at approximately $504 million. The number of common units representing the equity consideration was determined by dividing the contribution amount by the simple average of the ten-day trailing volume weighted average NYSE price of a common unit for the ten trading days ending at market close on February 28, 2017. The fair value of the common and general partner units issued was approximately $503 million, and consisted of (i) 9,197,900 common units to MPLX GP, (ii) 2,630,427 common units to MPLX Logistics and (iii) 1,132,049 common units to MPLX Holdings. MPLX also issued 264,497 general partner units to MPLX GP in order to maintain its two percent GP Interest in MPLX. MPC agreed to waive two-thirds of the first quarter 2017 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive two-thirds of the general partner distributions or IDRs that would have otherwise accrued on such common units with respect to the first quarter 2017 distributions. The value of these waived distributions was $6 million.

HST owns and operates various private crude oil and refined product pipeline systems and associated storage tanks. As of the acquisition date, these pipeline systems consisted of 174 miles of crude oil pipelines and 430 miles of refined products pipelines. WHC owns and operates eight butane and propane storage caverns located in Michigan with approximately 1.8 million barrels of NGL storage capacity. As of the acquisition date, MPLXT owned and operated 59 terminals for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products. Additionally, MPLXT operated one leased terminal and had partial ownership interest in two terminals. Collectively, these 62 terminals have a combined shell capacity of approximately 23.6 million barrels. The terminal facilities are located primarily in the Midwest, Gulf Coast and Southeast regions of the United States. MPLX accounts for these businesses within its L&S segment.

Acquisition of Ozark Pipeline

On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million, including purchase price adjustments made in the second quarter of 2017. Based on the final fair value estimates of assets acquired and liabilities assumed at the acquisition date, the purchase price was primarily allocated to property, plant and equipment. The Ozark pipeline is a 433-mile, 22-inch diameter crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. MPLX accounts for the Ozark pipeline within its L&S segment.

MarEn Bakken

On February 15, 2017, MPLX closed on a joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), with Enbridge Energy Partners LP in which MPLX LP acquired a partial, indirect interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Company Pipeline projects, collectively referred to as the Bakken Pipeline system, from Energy Transfer Partners, L.P. and Sunoco Logistics Partners, LP. The Bakken Pipeline system is capable of transporting more than 520 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. MPLX contributed $500 million of the $2.0 billion purchase price paid by MarEn Bakken to acquire a 37 percent indirect interest in the Bakken Pipeline system. MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9 percent indirect interest in the Bakken Pipeline system.

MPLX accounts for its investment in MarEn Bakken as an equity method investment and bases the equity method accounting for this joint venture one month in arrears which is the most recently available information. The amount of income or loss associated with these investments included on the Consolidated Statements of Income under the caption “Income from equity method investments” for the three and nine months ended September 30, 2018 totaled $12 million and $30 million, respectively. MPLX’s investment balance at September 30, 2018 is approximately $503 million and reported under the caption “Equity method investments” on the Consolidated Balance Sheets. In connection with MPLX’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated to $0.8 million from the acquisition date. This waiver is no longer applicable as a result of the conversion of the GP Interest to a non-economic general partner interest as discussed in Note 8.

5. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	September 30,	September 30,	December 31,
(In millions, except ownership percentages)	2018	2018	2017
Centrahoma Processing LLC	40%	$127	$121
Explorer	25%	94	89
Illinois Extension	35%	282	284
LOCAP	59%	28	24
LOOP	41%	227	225
MarEn Bakken	25%	503	520
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	225	164
MarkWest Utica EMG, L.L.C.	56%	2,067	2,139
Sherwood Midstream LLC	50%	325	236
Sherwood Midstream Holdings LLC	62%	155	165
Other		71	43
Total		$4,104	$4,010

Summarized financial information for MPLX’s equity method investments for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30, 2018
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$181	$159	$967	$1,307
Costs and expenses	137	65	495	697
Income from operations	44	94	472	610
Net income	44	91	417	552
(Loss)/income from equity method investments(1)	$(5)	$49	$131	$175

	Nine Months Ended September 30, 2017
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$137	$49	$178	$364
Costs and expenses	72	29	115	216
Income from operations	65	20	63	148
Net income	65	19	28	112
Income from equity method investments(1)	$6	$7	$16	$29

(1)	“Income/(loss) from equity method investments” includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for MPLX’s equity method investments as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018
(In millions)	MarkWest Utica EMG, L.L.C.(1)	Other VIEs	Non-VIEs	Total
Current assets	$61	$135	$427	$623
Noncurrent assets	2,003	1,444	4,611	8,058
Current liabilities	37	112	256	405
Noncurrent liabilities	$3	$187	$869	$1,059

	December 31, 2017
(In millions)	MarkWest Utica EMG, L.L.C.(1)	Other VIEs	Non-VIEs	Total
Current assets	$65	$46	$399	$510
Noncurrent assets	2,077	930	4,624	7,631
Current liabilities	39	44	220	303
Noncurrent liabilities	$3	$11	$904	$918

(1)
MarkWest Utica EMG, L.L.C.’s (“MarkWest Utica EMG”) noncurrent assets include its investment in its subsidiary, Ohio Gathering Company, L.L.C. (“Ohio Gathering”), which does not appear elsewhere in this table. The investment was $759 million and $790 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the carrying value of MPLX’s equity method investments exceeded the underlying net assets of its investees by $1.0 billion for the G&P segment. As of September 30, 2018 and December 31, 2017, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $115 million and $118 million, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $459 million and $39 million of excess related to goodwill for the G&P and L&S segments, respectively.

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, L.L.C. (“Utica Operating”), a wholly-owned and consolidated subsidiary of MPLX LP, and EMG Utica, LLC (“EMG Utica”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.

MarkWest Utica EMG is deemed to be a VIE. Utica Operating is not deemed to be the primary beneficiary, due to EMG Utica’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the nine months ended September 30, 2018.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of September 30, 2018, MPLX has an approximate 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.

Sherwood Midstream

Effective January 1, 2017, MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”), a wholly-owned and consolidated subsidiary of MPLX LP, and Antero Midstream Partners, LP (“Antero Midstream”) formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support Antero Resources Corporation’s development in the Marcellus Shale. Pursuant to the terms of the related limited liability company agreement (the “LLC Agreement”), MarkWest Liberty Midstream contributed assets then under construction with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.

Also effective January 1, 2017, MarkWest Liberty Midstream converted all of its ownership interests in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Sherwood Midstream accounts for its investment in Ohio Fractionation, which is a VIE, as an equity method investment as Sherwood Midstream does not control Ohio Fractionation. MarkWest Liberty Midstream has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over the decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation. The creditors of Ohio Fractionation do not have recourse to MPLX LP’s general credit through guarantees or other financial arrangements. The assets of Ohio Fractionation are the property of Ohio Fractionation and cannot be used to satisfy the obligations of MPLX LP. Sherwood Midstream’s interests are reflected in “Net income attributable to noncontrolling interests” on the Consolidated Statements of Income and “Noncontrolling interests” on the Consolidated Balance Sheets.

Sherwood Midstream is deemed to be a VIE. MarkWest Liberty Midstream is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the nine months ended September 30, 2018.

Sherwood Midstream Holdings

Effective January 1, 2017, MarkWest Liberty Midstream and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets that support the operations of the gas plants, other assets owned by Sherwood Midstream, and the gas plants and deethanization facilities owned by MarkWest Liberty Midstream. MarkWest Liberty Midstream initially contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for an initial 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for an initial 21 percent ownership interest. During the second quarter ended June 30, 2017, true-ups to the initial contributions were finalized. MarkWest Liberty Midstream contributed certain additional real property, equipment and facilities with a fair value of approximately $10 million to Sherwood Midstream Holdings and Sherwood Midstream contributed cash of approximately $4 million to Sherwood Midstream Holdings. The contribution was determined to be an in-substance sale of real estate. During the nine months ended September 30, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million.

MPLX accounts for Sherwood Midstream Holdings, which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the nine months ended September 30, 2018.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of September 30, 2018, MPLX has a 19.1 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

6. Related Party Agreements and Transactions

MPLX’s material related parties are:

•	MPC, which refines, markets and transports crude oil and petroleum products.

•
MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of September 30, 2018. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of September 30, 2018. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of September 30, 2018. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in the rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has an 81 percent total direct and indirect interest as of September 30, 2018. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and deethanization facilities.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, LLC (“Jefferson Dry Gas”), in which MPLX LP has a 67 percent interest as of September 30, 2018. Jefferson Dry Gas provides natural dry gas gathering and related services in the Utica Shale region of Ohio.

Related Party Agreements

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing and storage services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products systems and minimum storage volumes of crude oil, refined products and butane.

In addition, MPLX is party to a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment makes a loan or loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. During the nine months ended September 30, 2018, MPLX borrowed $2.4 billion and repaid $2.8 billion under the MPC Loan Agreement, resulting in no outstanding balance in “Payables - related parties” at September 30, 2018 related to the MPC Loan Agreement. Borrowings were at an average interest rate of 3.408 percent, per annum, for the nine months ended September 30, 2018. During the year ended December 31, 2017, MPLX borrowed $2.4 billion and repaid $2.0 billion under the MPC Loan Agreement, resulting in an outstanding balance of $386 million in “Payable - related parties” at December 31, 2017. Borrowings were at an average interest rate of 2.777 percent, per annum, for the year ended December 31, 2017. For additional information regarding MPLX’s commercial and other agreements with MPC, see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017.

Refining Logistics and Fuels Distribution Agreements

As discussed in Note 4, MPLX acquired Refining Logistics and Fuels Distribution on February 1, 2018. Refining Logistics and Fuels Distribution, along with their subsidiaries, have various storage services agreements and a fuels distribution services agreement with MPC which were assumed by MPLX with the closing of the transaction. The commercial agreements with MPC include:

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

•
Ground lease agreements – Refining Logistics is party to ground lease agreements with each of MPC’s refineries in connection with the dropdown of the Refining Logistics assets. Under these agreements, MPLX LP is the lessor of certain sections of property which contain facilities owned by Refining Logistics and are within the premises of MPC’s refineries. Refining Logistics pays MPC monthly fixed fees under these ground leases. These agreements have initial terms of 50 years.

Related Party Transactions

Related party sales to MPC consist of crude oil and refined products pipeline transportation services based on regulated tariff rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

Revenue received from related parties related to service and product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service revenues
MPC	$568	$276	$1,588	$801
Rental income
MPC	190	70	525	207
Product sales(1)
MPC	$18	$2	$35	$6

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2018, these sales totaled $137 million and $328 million, respectively. For the three and nine months ended September 30, 2017, these sales totaled $63 million and $173 million, respectively.

MPLX has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets. MPLX receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments, and is also reimbursed for personnel services. MPLX has an agreement with MPC under which it receives a fixed annual fee for providing oversight and management services required to run the marine business. The revenue received from these related parties, included in “Other income - related parties” on the Consolidated Statements of Income, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
MPC	$11	$9	$31	$30
MarkWest Utica EMG	5	5	13	13
Ohio Gathering	4	4	12	12
Jefferson Dry Gas	2	2	5	5
Sherwood Midstream	4	2	9	6
Other	—	—	3	3
Total	$26	$22	$73	$69

MPC provides executive management services and certain general and administrative services to MPLX under the terms of an omnibus agreement. Expenses incurred under this agreement are shown in the table below by the income statement line where they were recorded. Charges for services included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Charges for services included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. These charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Rental cost of sales - related parties	$1	$—	$1	$—
Purchases - related parties	43	17	122	50
General and administrative expenses	18	9	51	28
Total	$62	$26	$174	$78

Also under terms of the omnibus and employee services agreements, some service costs related to engineering services are associated with assets under construction. The costs added to “Property, plant and equipment, net” were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
MPC	$46	$11	$109	$33

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Rental cost of sales - related parties	$—	$—	$1	$1
Purchases - related parties	136	97	383	280
General and administrative expenses	30	25	80	74
Total	$166	$122	$464	$355

The following table shows other purchases from MPC classified as “Purchases - related parties.” These purchases include product purchases, payments made to MPC in its capacity as general contractor to MPLX LP, and certain rent and lease agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
MPC	$49	$—	$123	$—

Receivables from related parties were as follows:

(In millions)	September 30, 2018	December 31, 2017
MPC	$308	$153
Other	10	7
Total	$318	$160

Long-term receivables with related parties, which includes straight-line rental income, were as follows:

(In millions)	September 30, 2018	December 31, 2017
MPC	$23	$20

Payables to related parties were as follows:

(In millions)	September 30, 2018	December 31, 2017
MPC	$118	$470
MarkWest Utica EMG	35	29
Other	12	17
Total	$165	$516

Other current assets include $4 million and $8 million of related party prepaid insurance as of September 30, 2018 and December 31, 2017, respectively.

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the nine months ended September 30, 2018 and 2017 were $3 million and $9 million, respectively. Purchases from related parties during the nine months ended September 30, 2018 and 2017 were approximately $2 million and $6 million, respectively.

During the nine months ended September 30, 2018 and the year ended December 31, 2017, MPC did not ship its minimum committed volumes on certain pipeline systems. Under MPLX’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay MPLX a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as “Deferred revenue - related parties.” MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Deferred revenue - related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements. The “Deferred revenue - related parties” balance associated with the minimum volume deficiencies and project reimbursements were as follows:

(In millions)	September 30, 2018	December 31, 2017
Minimum volume deficiencies - MPC	$43	$53
Project reimbursements - MPC	49	33
Total	$92	$86

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

For the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. For the nine months ended September 30, 2017, MPLX had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2018 and September 30, 2017 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income attributable to MPLX LP	$510	$216	$1,384	$556
Less: Limited partners’ distributions declared on Preferred units(1)	19	16	55	49
General partner’s distributions declared (including IDRs)(1)	—	88	—	229
Limited partners’ distributions declared on common units (including common units of general partner)(1)	507	232	1,471	648
Undistributed net loss attributable to MPLX LP	$(16)	$(120)	$(142)	$(370)

(1)	See Note 8 for distribution information.

	Three Months Ended September 30, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$507	$19	$526
Undistributed net loss attributable to MPLX LP	(16)	—	(16)
Net income attributable to MPLX LP(1)	$491	$19	$510
Weighted average units outstanding:
Basic	794	31	825
Diluted	794	31	825
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.62
Diluted	$0.62

	Three Months Ended September 30, 2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$88	$232	$16	$336
Undistributed net loss attributable to MPLX LP	(2)	(118)	—	(120)
Net income attributable to MPLX LP(1)	$86	$114	$16	$216
Weighted average units outstanding:
Basic	8	394	31	433
Diluted	8	395	31	434
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.29
Diluted		$0.29

	Nine Months Ended September 30, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1,471	$55	$1,526
Undistributed net loss attributable to MPLX LP	(142)	—	(142)
Net income attributable to MPLX LP(1)	$1,329	$55	$1,384
Weighted average units outstanding:
Basic	750	31	781
Diluted	750	31	781
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.77
Diluted	$1.77

	Nine Months Ended September 30, 2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$229	$648	$49	$926
Undistributed net loss attributable to MPLX LP	(7)	(363)	—	(370)
Net income attributable to MPLX LP(1)	$222	$285	$49	$556
Weighted average units outstanding:
Basic	8	378	31	417
Diluted	8	381	31	420
Net income attributable to MPLX LP per limited partner unit:
Basic		$0.75
Diluted		$0.75

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

8. Equity

The changes in the number of units outstanding during the nine months ended September 30, 2018 are summarized below:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards(1)	291,607	140	291,747
Contribution of refining logistics and fuels distribution assets(2)	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at September 30, 2018	794,032,738	—	794,032,738

(1)
As a result of the unit-based compensation awards issued during the first quarter 2018, MPLX GP contributed less than $1 million in exchange for 140 general partner units to maintain its two percent GP Interest.

(2)
MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter 2018. See Note 4 for information regarding this acquisition.

GP/IDR Exchange – On February 1, 2018, MPC cancelled its IDRs and converted its economic GP Interest in MPLX LP to a non-economic general partner interest in exchange for 275 million newly issued MPLX LP common units. These units had a fair value of $10.4 billion as of the transaction date as recorded on the Consolidated Statements of Equity. As a result of this transaction, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from MPLX. MPC continues to own the non-economic GP Interest in MPLX LP. See Note 7 for more information on the net income per unit calculation.

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

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net income attributable to MPLX LP	$216	$556
Less: Preferred unit distributions	16	49
General partner's IDRs and other	83	216
Net income attributable to MPLX LP available to general and limited partners	117	291

General partner's two percent GP Interest in net income attributable to MPLX LP	3	6
General partner's IDRs and other	83	216
General partner's GP Interest in net income attributable to MPLX LP	$86	$222

Cash distributions – The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. In accordance with the Partnership Agreement, on October 26, 2018, MPLX declared a quarterly cash distribution, based on the results of the third quarter of 2018, totaling $507 million, or $0.6375 per limited partner common unit, which will also be received by preferred unitholders. These distributions will be paid on November 14, 2018 to common unitholders of record on November 5, 2018. Distributions for the third quarter of 2017 were $0.5875 per limited partner common unit while distributions for the nine months ended September 30, 2018 and 2017 were $1.8825 and $1.6900 per limited partner common unit respectively.

The allocation of total quarterly cash distributions to general, limited and preferred unitholders is as follows for the three and nine months ended September 30, 2018 and 2017. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
General partner's distributions:
General partner's distributions on general partner units	$—	$7	$—	$18
General partner's distributions on IDRs	—	81	—	211
Total distribution on general partner units and IDRs	—	88	—	229
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	507	232	1,471	648
Preferred unit distributions	19	16	55	49
Total cash distributions declared	$526	$336	$1,526	$926

9. Redeemable Preferred Units

Private Placement of Preferred Units – On May 13, 2016, MPLX LP completed the private placement of approximately 30.8 million 6.5 percent Preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Preferred units were used for capital expenditures, repayment of debt and general business purposes.

The Preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On October 26, 2018, MPLX declared a quarterly cash distribution of $0.6375 per common unit representing the distribution of income earned during the third quarter of 2018. The Preferred units will receive this rate in lieu of the lower $0.528125 base amount.

The changes in the redeemable preferred balance from December 31, 2017 through September 30, 2018 are summarized below:

(In millions)	Redeemable Preferred Units
Balance at December 31, 2017	$1,000
Net income	55
Distributions received by preferred unitholders	(52)
Balance at September 30, 2018	$1,003

The holders may convert their Preferred units into common units at any time after the third anniversary of the issuance date or prior to liquidation, dissolution or winding up of the Partnership, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, MPLX may convert the Preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX LP common units is greater than $48.75 for the 20-day trading period immediately preceding the conversion notice date. The conversion rate for the Preferred units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable Preferred unit, divided by (b) $32.50, subject to adjustment for unit distributions, unit splits and similar transactions. The holders of the Preferred units are entitled to vote on an as-converted basis with the common unitholders and will have certain other class voting rights with respect to any amendment to the Partnership Agreement that would adversely affect any rights, preferences or privileges of the Preferred units. In addition, upon certain events involving a change of control, the holders of Preferred units may elect, among other potential elections, to convert their Preferred units to common units at the then change of control conversion rate.

The Preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside MPLX’s control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Preferred units have been recorded at their issuance date fair value, net of issuance costs. Income allocations increase the carrying value and declared distributions decrease the carrying value of the Preferred units. As the Preferred units are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Preferred units would become redeemable.

10. Segment Information

MPLX’s chief operating decision maker is the chief executive officer (“CEO”) of its general partner. The CEO reviews MPLX’s discrete financial information, makes operating decisions, assesses financial performance and allocates resources on a type of service basis. MPLX has two reportable segments: L&S and G&P. Each of these segments are organized and managed based upon the nature of the products and services it offers.

•	L&S – transports, stores, distributes and markets crude oil and refined petroleum products.

•	G&P – gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs.
During the second quarter of 2018, our CEO began to evaluate the performance of our segments using segment adjusted EBITDA.  We have modified our presentation of segment performance metrics to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in net income and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) provision for income taxes; (iii) amortization of deferred financing costs; (iv) non-cash equity-based compensation; (v) net interest and other financial costs; (vi) income from equity method investments; (vii) distributions and adjustments related to equity method investments; (viii) unrealized derivative gains and losses; (ix) acquisition costs; (x) noncontrolling interest; and (xi) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, capital expenditures and total assets for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
L&S
Service revenue	$602	$307	$1,682	$887
Rental income	191	71	526	208
Product related revenue	5	—	10	—
Income from equity method investments	43	7	123	7
Other income	12	11	36	35
Total segment revenues and other income	853	396	2,377	1,137
Segment adjusted EBITDA(1)	547	218	1,510	544
Maintenance capital expenditures	31	19	78	46
Growth capital expenditures	78	94	325	314
G&P
Service revenue	422	268	1,154	759
Rental income	88	68	251	207
Product related revenue	311	219	831	617
Income from equity method investments	21	16	52	22
Other income	17	13	45	40
Total segment revenues and other income	859	584	2,333	1,645
Segment adjusted EBITDA(1)	390	320	1,054	891
Maintenance capital expenditures	9	5	20	13
Growth capital expenditures	$380	$257	$1,057	$688

(In millions)	September 30, 2018	December 31, 2017
Segment assets
Cash and cash equivalents	$37	$5
L&S(2)	6,492	4,611
G&P(2)	15,850	14,884
Total assets	$22,379	$19,500

(1)	See the following reconciliation from segment adjusted EBITDA to “Net income.”

(2)
Equity method investments included in L&S assets were $1.14 billion at September 30, 2018 and $1.15 billion at December 31, 2017. Equity method investments included in G&P assets were $2.97 billion at September 30, 2018 and $2.86 billion at December 31, 2017.

The table below provides a reconciliation between “Net income” and segment adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Reconciliation to Net income:
L&S segment adjusted EBITDA	$547	$218	$1,510	$544
G&P segment adjusted EBITDA	390	320	1,054	891
Total reportable segments	937	538	2,564	1,435
Depreciation and amortization	(201)	(164)	(565)	(515)
Provision for income taxes	(3)	(1)	(8)	(3)
Amortization of deferred financing costs	(14)	(13)	(45)	(38)
Non-cash equity-based compensation	(6)	(4)	(15)	(10)
Net interest and other financial costs	(139)	(80)	(389)	(220)
Income from equity method investments	64	23	175	29
Distributions/adjustments related to equity method investments	(112)	(65)	(314)	(131)
Unrealized derivative (loss)/gain(1)	(17)	(17)	(18)	2
Acquisition costs	—	(2)	(3)	(6)
Adjusted EBITDA attributable to noncontrolling interests	7	2	13	5
Adjusted EBITDA attributable to Predecessor(2)	—	—	—	47
Net income	$516	$217	$1,395	$595

(1)
MPLX makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2)	The adjusted EBITDA adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP prior to the acquisition date.

11. Inventories

Inventories consist of the following:

(In millions)	September 30, 2018	December 31, 2017
NGLs	$10	$4
Line fill	12	8
Spare parts, materials and supplies	59	53
Total inventories	$81	$65

12. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	September 30, 2018	December 31, 2017
Natural gas gathering and NGL transportation pipelines and facilities	$5,536	$5,178
Processing, fractionation and storage facilities	4,942	3,893
Pipelines and related assets	2,514	2,253
Barges and towing vessels	597	490
Terminals and related assets	1,008	821
Refinery related assets	935	—
Land, building, office equipment and other	939	770
Construction-in-progress	1,307	1,057
Total	17,778	14,462
Less accumulated depreciation	3,507	2,275
Property, plant and equipment, net	$14,271	$12,187

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	September 30, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Commodity contracts	$—	$(2)	$—	$(2)
Embedded derivatives in commodity contracts	—	(82)	—	(64)
Total carrying value on Consolidated Balance Sheets	$—	$(84)	$—	$(66)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.78 to $1.65 per gallon and (2) the probability of renewal of 80 percent for the first five-year term and a 70 percent probability of renewal for the second five-year term of the gas purchase agreement and related keep-whole processing agreement. For commodity contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of derivative liabilities. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2)	$(66)	$2	$(43)
Total losses (realized and unrealized) included in earnings(1)	(1)	(19)	(10)	(12)
Settlements	1	3	3	3
Fair value at end of period	(2)	(82)	(5)	(52)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$(2)	$(19)	$(7)	$(10)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2)	$(64)	$(6)	$(54)
Total losses (realized and unrealized) included in earnings(1)	(2)	(27)	(3)	(4)
Settlements	2	9	4	6
Fair value at end of period	(2)	(82)	(5)	(52)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$(1)	$(21)	$(4)	$(4)

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in “Product sales” on the Consolidated Statements of Income. Gains and losses related to derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues” on the Consolidated Statements of Income.

Fair Values – Reported

MPLX’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, accounts payable, payables to related parties and long-term debt. MPLX’s fair value assessment incorporates a variety of considerations, including (1) the duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. MPLX believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 14).

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and MPLX’s unsecured borrowing rate. The long-term debt and SMR liability fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of the long-term debt, excluding capital leases, and SMR liability:

	September 30, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$13,129	$12,959	$7,718	$6,966
SMR liability	$95	$87	$104	$91

14. Derivative Financial Instruments

As of September 30, 2018, MPLX had the following outstanding commodity contracts that were executed to manage the cash flow risk associated with future sales of NGLs and purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Natural Gas (MMBtu)	Long	187,024
NGLs (Gal)	Short	28,980,000

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2018 and December 31, 2017, the estimated fair value of this contract was a liability of $82 million and $64 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2018 and December 31, 2017, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	September 30, 2018		December 31, 2017
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(17)	$—	$(14)
Other noncurrent assets / Deferred credits and other liabilities	—	(67)	—	(52)
Total	$—	$(84)	$—	$(66)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, including the effect of master netting arrangements or collateral, see Note 13. There were no material changes to MPLX’s policy regarding the accounting for Level 2 and Level 3 instruments as previously disclosed in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2017. MPLX does not designate any of its commodity derivative positions as hedges for accounting purposes.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Product sales
Realized loss	$(1)	$(2)	$(2)	$(3)
Unrealized (loss)/gain	(1)	(8)	—	1
Total derivative loss related to product sales	(2)	(10)	(2)	(2)
Purchased product costs
Realized loss	(4)	(2)	(10)	(6)
Unrealized (loss)/gain	(16)	(9)	(18)	1
Total derivative loss related to purchased product costs	(20)	(11)	(28)	(5)
Cost of revenues
Realized (loss)/gain	—	—	—	—
Unrealized (loss)/gain	—	—	—	—
Total derivative (loss)/gain related to cost of revenues	—	—	—	—
Total derivative loss	$(22)	$(21)	$(30)	$(7)

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2018	December 31, 2017
MPLX LP:
Bank revolving credit facility due 2022	$1,000	$505
5.500% senior notes due February 2023	710	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023-2025	63	63
Capital lease obligations due 2020	7	7
Total	13,357	7,362
Unamortized debt issuance costs	(76)	(27)
Unamortized discount	(391)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$12,889	$6,945

Credit Agreements

On July 21, 2017, MPLX entered into a syndicated credit agreement to replace its previously outstanding $2.0 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (the “MPLX Credit Agreement”). During the nine months ended September 30, 2018, MPLX borrowed $1.175 billion under the MPLX Credit Agreement, at an average interest rate of 3.129 percent, and repaid $680 million. At September 30, 2018, MPLX had $1 billion outstanding borrowings and $3 million letters of credit outstanding under the new facility, resulting in total availability of $1.247 billion, or 55.4 percent of the borrowing capacity.

On January 2, 2018, MPLX entered into a term loan agreement with a syndicate of lenders providing for a $4.1 billion, 364-day term loan facility. MPLX drew the entire amount of the term loan facility in a single borrowing on February 1, 2018 with the entire amount then being repaid on February 8, 2018 as described below. The proceeds from the term loan facility were used to fund the cash portion of the dropdown consideration.

Senior Notes

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058 (collectively, the “2018 New Senior Notes”). The 2018 New Senior Notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. Also on February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general business purposes. Interest on each series of notes due in 2023 and 2028 is payable semi-annually in arrears on March 15 and September 15. Interest on each series of notes due in 2038, 2048 and 2058 is payable semi-annually in arrears on April 15 and October 15.

On February 10, 2017, MPLX completed a public offering of $2.25 billion aggregate principal amount of unsecured senior notes, consisting of (i) $1.25 billion aggregate principal amount of 4.125 percent senior notes due in March 2027 and (ii) $1.0 billion aggregate principal amount of 5.2 percent senior notes due in March 2047 (collectively, the “2017 New Senior Notes”). The net proceeds from the 2017 New Senior Notes totaled approximately $2.22 billion, after deducting underwriting discounts, and were used for general business purposes and capital expenditures. Interest on each series of the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2017.

16. Revenue

Effect of ASC 606 Adoption

MPLX adopted ASC 606 on January 1, 2018 for all contracts that were not yet completed as of the date of adoption. The details of significant changes and quantitative impact of the new revenue standard are disclosed below.

•
Third-party reimbursements – Third-party reimbursements, such as electricity costs, are presented gross on the income statement rather than net within cost of revenues. The gross-up for third-party reimbursements (e.g., increase in “Service revenue”; increase in “Cost of revenues”) was $105 million and $269 million for the three and nine months ended September 30, 2018, respectively.

MPLX updated the allocation between lease and non-lease components for implicit leases as a result of this ASC 606 gross up. As a result, “Rental income” and “Rental cost of sales” increased by $16 million and $47 million for the three and nine months ending September 30, 2018, respectively.

•
Noncash consideration – Under certain processing agreements, MPLX is entitled to retain NGLs or other liquids from the customer. We obtain control of these NGLs and are able to direct the use of the goods. Service revenues are recorded based on the value of the NGLs received on the date the services are performed. Historically, revenue was not recorded on these arrangements until the product was sold. The impact to this change was an increase of $16 million and $42 million to “Service revenue - product related” for the three and nine months ended September 30, 2018, respectively. NGL inventory related to keep-whole volumes was also revalued as a result of this change, with a cumulative effect adjustment of $1 million and an increase to inventory of $4 million as of September 30, 2018. The increase in the inventory basis increased “Purchased product costs” by $14 million and $39 million for the three and nine months ended September 30, 2018, respectively.

•
Percent-of-proceeds revenues – MPLX’s percentage of proceeds revenue received was historically recorded in product revenues. Upon adoption of ASC 606, these revenues have been classified in service revenue, as the performance obligation related to these contracts is to provide gathering and processing services. Revenues will continue to be recorded net under these arrangements as MPLX does not control the product prior to sale. For the three and nine months ended September 30, 2018, $44 million and $112 million, respectively, was recorded in “Service revenue - product related” as opposed to “Product sales.”

•
Imbalances – Historically, all imbalances were recorded net. In certain instances, MPLX’s arrangements are structured such that imbalances are cashed-out each period end which results in the transfer of control of a commodity and creates a purchase and/or sale of a commodity under ASC 606. Thus, certain imbalances will be grossed up as a result of adoption. The impact of this change was an increase of $11 million and $30 million to “Product sales” and “Purchased product costs” for the three and nine months ended September 30, 2018, respectively.

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

•
Oil Allowances – Historically, oil allowances were recorded when received as consideration for services performed. Under ASC 606, MPLX does not believe such amounts represent consideration from a customer. Any excess product obtained and sold as a result of these allowances is recorded as product sales. This change decreased “Service revenues” and “Service revenues - related party” by $2 million and $5 million, and increased “Product sales” and “Product sales related party” by $2 million and $5 million for the three and nine months ended September 30, 2018, respectively.

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

Aside from the adjustments to the opening balances noted above, the impact of adoption on the Consolidated Balance Sheets for the period ended September 30, 2018 was approximately a $4 million adjustment to “Inventories.” The disclosure of the impact of adoption on the Consolidated Statements of Income for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
(In millions)	ASC 606 Balance	ASC 605 Balance	Effect of Change Higher/ (Lower)
Revenues and other income:
Service revenue	$456	$353	$103
Service revenue - related parties	568	570	(2)
Service revenue - product related	59	—	59
Rental income	89	73	16
Product sales(1)	240	270	(30)
Product sales - related parties	18	16	2
Costs and expenses:
Cost of revenues(2)	241	136	105
Purchased product costs	241	216	25
Rental cost of sales	32	16	16
Depreciation and amortization	201	201	—
Net income	$516	$514	$2

	Nine Months Ended September 30, 2018
(In millions)	ASC 606 Balance	ASC 605 Balance	Effect of Change Higher/ (Lower)
Revenues and other income:
Service revenue	$1,248	$984	$264
Service revenue - related parties	1,588	1,593	(5)
Service revenue - product related	154	—	154
Rental income	252	205	47
Product sales(1)	654	731	(77)
Product sales - related parties	35	30	5
Costs and expenses:
Cost of revenues(2)	680	411	269
Purchased product costs	632	563	69
Rental cost of sales	94	47	47
Depreciation and amortization	565	566	(1)
Net income	$1,395	$1,391	$4

(1)
G&P “Product sales” for the three and nine months ended September 30, 2018 adds back approximately $1 million and $2 million, respectively, of revenue related to derivative gains and losses and mark-to-market adjustments.

(2)	Excludes “Purchased product costs,” “Rental cost of sales,” “Purchases,” “Depreciation and amortization,” “General and administrative expenses,” and “Other taxes.”

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$34	$422	$456
Service revenue - related parties	568	—	568
Service revenue - product related	—	59	59
Product sales(1)	3	237	240
Product sales - related parties	2	16	18
Total revenues from contracts with customers	$607	$734	1,341
Non-ASC 606 revenue(2)			371
Total revenues and other income			$1,712

	Nine Months Ended September 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$94	$1,154	$1,248
Service revenue - related parties	1,588	—	1,588
Service revenue - product related	—	154	154
Product sales(1)	5	649	654
Product sales - related parties	5	30	35
Total revenues from contracts with customers	$1,692	$1,987	3,679
Non-ASC 606 revenue(2)			1,031
Total revenues and other income			$4,710

(1)
G&P “Product sales” for the three and nine months ended September 30, 2018 includes approximately $1 million and $2 million, respectively, of revenue related to derivative gains and losses and mark-to-market adjustments.

(2)	Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

Contract Balances

Contract assets typically relate to aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are generally classified as current and included in “Other current assets” on the Consolidated Balance Sheets.

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

“Receivables, net” primarily relate to our commodity sales. Portions of the “Receivables, net” balance are attributed to the sale of commodity product controlled by MPLX prior to sale while a significant portion of the balance relates to the sale of commodity product on behalf of our producer customers. The sales and related “Receivables, net” are commingled and excluded from the table below. MPLX remits the net sales price back to our producer customers upon completion of the sale. Each period end, certain amounts within accounts payable relate to our payments to producer customers. Such amounts are not deemed material at period end as a result of when we settle with each producer.

The table below reflects the changes in our contract balances for the period ended September 30, 2018:

(In millions)	Balance at January 1, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at September 30, 2018
Contract assets	$4	$—	$—	$4
Deferred revenue	5	5	(4)	6
Deferred revenue - related parties	42	30	(25)	47
Long-term deferred revenue	5	4	—	9
Long-term deferred revenue - related parties	$43	$(1)	$—	$42

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	$3 million revenue was recognized related to past performance obligations in the current period.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of September 30, 2018, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $103 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 25 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2018	$291
2019	1,149
2020	1,122
2021	1,136
2022 and thereafter	6,316
Total revenue on remaining performance obligations(1),(2),(3)	$10,014

(1)
All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.

(2)	Arrangements deemed implicit leases are included in “Rental income” and are excluded from this table.

(3)
Only minimum volume commitments that are deemed fixed are included in the table above. MPLX has various minimum volume commitments in processing arrangements that vary based on the actual Btu content of the gas received. These amounts are deemed variable consideration and are excluded from the table above.

Practical Expedients

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

17. Supplemental Cash Flow Information

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$37	$5
Restricted cash(1)	2	4
Cash, cash equivalents and restricted cash(2)	$39	$9

(1)	The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

(2)
As a result of the adoption of ASU 2016-18, Statement of Cash Flows - Restricted Cash, the Consolidated Statements of Cash Flows now explain the change during the period of both “Cash and cash equivalents” and “Restricted cash.”

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$293	$207
Income taxes paid	1	2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	2	6
Contribution of fixed assets to joint venture(1)	$—	$337

(1)	Contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings, see Note 5.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Nine Months Ended September 30,
(In millions)	2018	2017
Increase in capital accruals	$90	$55

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP and Explorer to their employees. MPLX LP is not a sponsor of these benefit plans. As a transfer between entities under common control, MPLX recorded the Joint-Interest Acquisition from MPC on the Consolidated Balance Sheets at MPC’s historical basis, which included accumulated other comprehensive loss. MPLX LP’s assumption of the accumulated other comprehensive loss balance had no effect on MPLX LP’s comprehensive income during the period as the balance was accumulated while under the ownership of MPC.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2017 through September 30, 2018.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2017(1)	$(13)	$(1)	$(14)
Other comprehensive loss - remeasurements(2)	(1)	(1)	(2)
Balance at September 30, 2018(1)	$(14)	$(2)	$(16)

(1)
These components of “Accumulated other comprehensive loss” are included in the computation of net periodic benefit cost by LOOP and Explorer and are therefore included on the Consolidated Statements of Income under the caption “Income from equity method investments.”

(2)
Components of other comprehensive loss - remeasurements relate to actuarial gains and losses as well as amortization of prior service costs. MPLX records an adjustment to “Comprehensive income” in accordance with its ownership interest in LOOP and Explorer.

19. Equity-Based Compensation

Effective March 15, 2018, the MPLX LP 2012 Incentive Compensation Plan (“MPLX 2012 Plan”) was replaced by the MPLX LP 2018 Incentive Compensation Plan (“MPLX 2018 Plan”). The MPLX 2018 Plan will continue in effect until February 28, 2028, unless terminated earlier. Subject to customary anti-dilution adjustments, the MPLX 2018 Plan allows for no more than 16 million common units representing limited partnership interests in MPLX to be delivered under the plan.

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common units for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2017	1,351,523	$34.53
Granted	420,420	33.85
Settled	(425,044)	34.60
Forfeited	(104,625)	34.53
Outstanding at September 30, 2018	1,242,274	$34.28

Performance Units – MPLX grants performance units to certain officers of the general partner and certain eligible MPC officers who make significant contributions to its business.  These performance units pay out 75 percent in cash and 25 percent in MPLX LP common units and often contain both market and performance conditions based on various metrics.  Market conditions are valued using a Monte Carlo valuation while performance conditions are reevaluated periodically and valued at the compensation cost associated with the performance outcome deemed most probable.  During the first quarter of 2018, an award was granted; however, a grant date could not be established based on the nature of the award terms.  Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the fair value of the award will be recognized over the remaining service period.

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the nine months ended September 30, 2018:

Number of Units
Outstanding at December 31, 2017	2,536,594
Granted	—
Settled	(538,594)
Forfeited	(50,000)
Outstanding at September 30, 2018	1,948,000

20. Commitments and Contingencies

MPLX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which MPLX has not recorded an accrued liability, MPLX is unable to estimate a range of possible losses for the reasons discussed in more detail below. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental Matters – MPLX is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance.

At September 30, 2018 and December 31, 2017, accrued liabilities for remediation totaled $15 million and $13 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At December 31, 2017, there was less than $1 million in payables to MPC for indemnification of environmental costs related to incidents occurring prior to the asset drops. At September 30, 2018 there was no balance with MPC for these costs.

MarkWest Liberty Midstream and its affiliates agreed to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, pursuant to which MarkWest Liberty Midstream agreed to pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.

MPLX is involved in a number of other environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on MPLX LP cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Other Lawsuits – The Partnership, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. It is possible that, in connection with these lawsuits, the MPLX Parties will incur material amounts of damages. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, and MPLX is not able to estimate a reasonably possible loss (or range of loss), if any, for these matters, MPLX believes the resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including Marathon Pipe Line LLC (“MPL”). These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. On September 6, 2016, the trial court approved a settlement between Apex and the State of Illinois whereby Apex agreed to settle all claims against it for a $10 million payment. Premcor filed a motion for permissive appeal and requested a stay to the proceeding until the motion is ruled upon. Premcor reached a settlement with the State of Illinois in the second quarter of 2018, which has been objected to by certain third-party defendants, including MPL, and is subject to court approval. Several third-party defendants in the litigation including MPL have asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. The trial concerning Premcor’s claims against third-party defendants, including MPL, previously scheduled to commence September 10, 2018, has been postponed and a new trial date has not been set. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and MPLX is unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under the omnibus agreement, MPC will indemnify MPLX for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

MPLX is also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX believes the resolution of these other lawsuits and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Guarantees – Over the years, MPLX has sold various assets in the normal course of its business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require MPLX to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. MPLX is typically not able to calculate the maximum potential amount of future payments that could be made under such contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.

Contractual Commitments and Contingencies – At September 30, 2018, MPLX’s contractual commitments to acquire property, plant and equipment totaled $762 million. These commitments were primarily related to plant expansion projects for the Marcellus and Southwest Operations. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2018, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify forward-looking statements by words such as “anticipate,” “believe,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “pursue,” “prospective,” “predict,” “project,” “potential,” “seek,” “strategy,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

MPLX OVERVIEW

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended September 30, 2018 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S segment adjusted EBITDA increased approximately $329 million, or 151 percent, for the three months ended September 30, 2018 compared to the same period of 2017 primarily due to $250 million from the acquisition of Refining Logistics and Fuels Distribution, $26 million from the Joint-Interest Acquisition, and $14 million from increased transportation volumes, partially attributable to the completion of the Ozark pipeline expansion. The remainder of the increase is related to various factors including increased volume deficiency revenue, additional marine vessels, the completion of the Robinson Butane Cavern and an increase in product related revenue.

•
G&P segment adjusted EBITDA increased approximately $70 million, or 22 percent, for the three months ended September 30, 2018 compared to the same period of 2017. The increase can be attributed to increasing volumes and increasing prices period over period. The G&P segment realized volume increases during the third quarter of 2018 primarily due to continued growth in the Marcellus/Utica as volumes continue to increase at recently completed expansions at the Majorsville, Houston and Sherwood plants as well as growth in the Southwest related to the recently completed Argo and Omega plants. Compared to the third quarter of 2017, processing volumes were up approximately 9 percent, fractionated volumes were up approximately 23 percent and gathering volumes were up approximately 27 percent.

Additional highlights for the three months and nine months ended September 30, 2018, including a look ahead to anticipated growth, are listed below.

Acquisition and Growth Activities

•
On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) with 4 million barrels of third party leased storage capacity and a 120 mbpd dock from Pin Oak Holdings, LLC, for $451 million. The facility has the capability to significantly expand its storage capacity to 10 million barrels and is permitted for construction of a second 120 mbpd dock. The facility is strategically located on the Mississippi River between New Orleans and Baton Rouge and is near several Gulf Coast refineries, including MPC’s Garyville refinery. The Mt. Airy Terminal can handle multiple refined products, as well as residual fuel and bunker products, to provide optionality and flexibility of feedstocks and finished products in a single location. The Mt. Airy Terminal also has significant growth opportunities as a result of multiple pipelines and rail lines crossing the property in addition to being positioned as an aggregation point for liquids growth for both ocean-going vessels and inland barges.

•
On September 4, 2018, MPLX announced it is jointly developing with Energy Transfer Partners, L.P (“Energy Transfer”), Magellan Midstream Partners, L.P. (“Magellan”) and Delek US Holdings, Inc. a new 30-inch diameter common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The 600-mile pipeline system is expected to be operational in mid-2020 with multiple Texas origins and will have the strategic capability to transport crude oil to both Energy Transfer’s Nederland, Texas terminal and Magellan’s East Houston, Texas terminal. The ability to increase the diameter and capacity of the pipeline exists if additional commitments are received.

•
On February 1, 2018, MPLX acquired Refining Logistics and Fuels Distribution from MPC in exchange for $4.1 billion in cash and common units and general partner units of 111.6 million and 2.3 million, respectively. The general partner units maintained MPC’s two percent economic general partner interest, which converted into a non-economic general partner interest immediately thereafter in the GP IDR Exchange as described below. Refining Logistics contains the integrated tank farm assets that support MPC’s refining operations. These essential logistics assets include: 619 tanks with approximately 56 million of barrels storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent.

Financing Activities

•
On September 25, 2018, MPLX drew $1 billion on the MPLX Credit Agreement. The proceeds were used to fund the acquisition of the Mt. Airy Terminal, to pay down the MPC Loan Agreement and for general business purposes.

•
On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion at any time outstanding.

•
During the nine months ended September 30, 2018, we did not issue any common units under our ATM Program. As of September 30, 2018, $1.7 billion of common units remain available for issuance through the ATM Program.

•
On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. The net proceeds were used to repay the $4.1 billion 364-day term loan facility (as described below), the outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general business purposes.

•
On February 1, 2018, immediately following the completion of the dropdown acquisition mentioned above, our general partner’s IDRs were eliminated and its two percent economic general partner interest in MPLX LP was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX LP common units. This exchange eliminates the general partner cash distribution requirements of MPLX and is expected to be accretive to DCF attributable to common unitholders for the full year 2018.

•
On February 1, 2018, in connection with the dropdown acquisition, MPLX drew $4.1 billion on a 364-day term loan facility with a syndicate of lenders, which was entered into on January 2, 2018. The proceeds of the term loan facility were used to fund the cash portion of the dropdown consideration.

NON-GAAP FINANCIAL INFORMATION

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA and DCF. The amount of Adjusted EBITDA and DCF generated is considered by the board of directors of our general partner in approving MPLX’s cash distributions.

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision for income taxes; (iii) amortization of deferred financing costs; (iv) non-cash equity-based compensation; (v) net interest and other financial costs;

(vi) income from equity method investments; (vii) distributions and adjustments related to equity method investments; (viii) unrealized derivative gains and losses; (ix) acquisition costs; (x) noncontrolling interest and (xi) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other non-cash items. MPLX makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2018 and 2017, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities”, the most directly comparable GAAP financial measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Total revenues and other income	$1,712	$980	$732	$4,710	$2,782	$1,928
Costs and expenses:
Cost of revenues (excludes items below)	241	129	112	680	381	299
Purchased product costs	241	170	71	632	441	191
Rental cost of sales	32	19	13	94	44	50
Rental cost of sales - related parties	1	—	1	2	1	1
Purchases - related parties	228	114	114	628	330	298
Depreciation and amortization	201	164	37	565	515	50
General and administrative expenses	76	59	17	217	174	43
Other taxes	20	14	6	55	40	15
Total costs and expenses	1,040	669	371	2,873	1,926	947
Income from operations	672	311	361	1,837	856	981
Related party interest and other financial costs	2	1	1	4	1	3
Interest expense, net of amounts capitalized	134	77	57	381	217	164
Other financial costs	17	15	2	49	40	9
Income before income taxes	519	218	301	1,403	598	805
Provision for income taxes	3	1	2	8	3	5
Net income	516	217	299	1,395	595	800
Less: Net income attributable to noncontrolling interests	6	1	5	11	3	8
Less: Net income attributable to Predecessor	—	—	—	—	36	(36)
Net income attributable to MPLX LP	510	216	294	1,384	556	828

Adjusted EBITDA attributable to MPLX LP(1)	937	538	399	2,564	1,435	1,129
DCF(1)	766	442	324	2,080	1,183	897
DCF attributable to GP and LP unitholders(1)	$747	$426	$321	$2,025	$1,134	$891

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$516	$217	$299	$1,395	$595	$800
Provision for income taxes	3	1	2	8	3	5
Amortization of deferred financing costs	14	13	1	45	38	7
Net interest and other financial costs	139	80	59	389	220	169
Income from operations	672	311	361	1,837	856	981
Depreciation and amortization	201	164	37	565	515	50
Non-cash equity-based compensation	6	4	2	15	10	5
Income from equity method investments	(64)	(23)	(41)	(175)	(29)	(146)
Distributions/adjustments related to equity method investments	112	65	47	314	131	183
Unrealized derivative losses/(gains)(1)	17	17	—	18	(2)	20
Acquisition costs	—	2	(2)	3	6	(3)
Adjusted EBITDA	944	540	404	2,577	1,487	1,090
Adjusted EBITDA attributable to noncontrolling interests	(7)	(2)	(5)	(13)	(5)	(8)
Adjusted EBITDA attributable to Predecessor(2)	—	—	—	—	(47)	47
Adjusted EBITDA attributable to MPLX LP(3)	937	538	399	2,564	1,435	1,129
Deferred revenue impacts	13	8	5	24	25	(1)
Net interest and other financial costs	(139)	(80)	(59)	(389)	(220)	(169)
Maintenance capital expenditures	(40)	(24)	(16)	(98)	(59)	(39)
Equity method investment capital expenditures paid out	(6)	(2)	(4)	(22)	(4)	(18)
Other	1	2	(1)	1	4	(3)
Portion of DCF adjustments attributable to Predecessor(2)	—	—	—	—	2	(2)
DCF	766	442	324	2,080	1,183	897
Preferred unit distributions	(19)	(16)	(3)	(55)	(49)	(6)
DCF attributable to GP and LP unitholders	$747	$426	$321	$2,025	$1,134	$891

(1)
MPLX makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2)	The Adjusted EBITDA and DCF adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF prior to the acquisition dates.

(3)
For the three months ended September 30, 2018, the L&S and G&P segments made up $547 million and $390 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended September 30, 2017, the L&S and G&P segments made up $218 million and $320 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2018, the L&S and G&P segments made up $1,510 million and $1,054 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2017, the L&S and G&P segments made up $544 million and $891 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Nine Months Ended September 30,
(In millions)	2018	2017	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$2,027	$1,338	$689
Changes in working capital items	78	(64)	142
All other, net	5	(20)	25
Non-cash equity-based compensation	15	10	5
Net gain on disposal of assets	(1)	1	(2)
Net interest and other financial costs	389	220	169
Current income taxes	1	1	—
Asset retirement expenditures	7	2	5
Unrealized derivative losses/(gains)(1)	18	(2)	20
Acquisition costs	3	6	(3)
Other adjustments to equity method investment distributions	35	(5)	40
Adjusted EBITDA	2,577	1,487	1,090
Adjusted EBITDA attributable to noncontrolling interests	(13)	(5)	(8)
Adjusted EBITDA attributable to Predecessor(2)	—	(47)	47
Adjusted EBITDA attributable to MPLX LP(3)	2,564	1,435	1,129
Deferred revenue impacts	24	25	(1)
Net interest and other financial costs	(389)	(220)	(169)
Maintenance capital expenditures	(98)	(59)	(39)
Equity method investment capital expenditures paid out	(22)	(4)	(18)
Other	1	4	(3)
Portion of DCF adjustments attributable to Predecessor(2)	—	2	(2)
DCF	2,080	1,183	897
Preferred unit distributions	(55)	(49)	(6)
DCF attributable to GP and LP unitholders	$2,025	$1,134	$891

(1)
MPLX makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2)	The Adjusted EBITDA and DCF adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF prior to the acquisition dates.

(3)
At September 30, 2018, the L&S and G&P segments made up $1,510 million and $1,054 million of Adjusted EBITDA attributable to MPLX LP, respectively. At September 30, 2017, the L&S and G&P segments made up $544 million and $891 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Total revenues and other income increased $732 million in the third quarter of 2018 compared to the same period of 2017. This variance was due mainly to a $364 million increase from the acquisition of Refining Logistics and Fuels Distribution; increased pricing on G&P product sales of approximately $62 million; higher revenues from G&P volume growth of $49 million in the Marcellus and the Southwest areas; $22 million increase from the acquisition and expansion of the Ozark pipeline and new butane cavern; an additional $11 million from increased transportation prices; and higher crude and product transportation volumes, including marine, of $14 million. Equity method investments provided a $41 million increase due to the Joint-Interest Acquisition, growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of our partner in the Pioneer joint venture.

Additionally, revenues increased by approximately $148 million due to ASC 606. The remaining variance was primarily due to volume deficiency payments and derivative impacts driven by lower outstanding volumes hedged in 2018 compared to 2017.

Cost of revenues increased $112 million in the third quarter of 2018 compared to the same period of 2017. This variance was primarily due to ASC 606 gross ups.

Purchased product costs increased $71 million in the third quarter of 2018 compared to the same period of 2017. This variance was primarily due to higher NGL and gas prices of $39 million; increased NGL and gas volumes of $1 million, primarily in the Southwest and Northeast areas; and an increase due to ASC 606 imbalances and non-cash consideration of approximately $25 million with the remaining variance being related to derivative activity during the period which was driven by higher NGL prices creating a larger fractionation spread as well as an increase in the value of the option associated with the embedded derivative related to commodity contracts.

Rental cost of sales increased $13 million in the third quarter of 2018 compared to the same period of 2017. This variance is primarily due to ASC 606 gross ups impacting the allocation of revenue and costs to lease and non-lease components.

Purchases - related parties increased $114 million in the third quarter of 2018 compared to the same period of 2017. This variance is primarily due to a $103 million increase from the acquisition of Refining Logistics and Fuels Distribution with the remainder of the variance being related to increases in employee-related costs and inventory purchases.

Depreciation and amortization expense increased $37 million in the third quarter of 2018 compared to the same period of 2017. This variance was primarily due to an increase of $20 million from the acquisition of Refining Logistics and Fuels Distribution as well as additions to in-service property, plant and equipment throughout 2017 and the first nine months of 2018. A portion of the increase can also be attributed to a write-down of construction in progress projects which are no longer expected to be completed in 2018.

General and administrative expenses increased $17 million in the third quarter of 2018 compared to the same period of 2017. This variance was primarily due to a $7 million increase from the acquisition of Refining Logistics and Fuels Distribution with the remaining variance being attributable to an increase in labor, benefits and other miscellaneous expenses.

Net interest expense and other financial costs increased $60 million in the third quarter of 2018 compared to the same period of 2017. The increase is mainly due to increased interest and financing costs related to the 2018 New Senior Notes.

Nine months ended September 30, 2018 compared to Nine months ended September 30, 2017

Total revenues and other income increased $1,928 million in the first nine months of 2018 compared to the same period of 2017. This variance was due mainly to a $993 million increase from the acquisition of Refining Logistics and Fuels Distribution; increased pricing on G&P product sales of approximately $137 million; higher revenues from G&P volume growth of $128 million in the Marcellus and the Southwest areas; a $48 million increase from the acquisition and expansion of the Ozark pipeline and new butane cavern; an additional $12 million from increased transportation prices; and higher crude and product transportation volumes, including marine, of $54 million. Equity method investments provided a $146 million increase due to the MarEn Bakken acquisition, the Joint-Interest Acquisition, growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of our partner in the Pioneer joint venture. Additionally, revenues increased by approximately $388 million due to ASC 606. The remaining variance was primarily due to volume deficiency payments.

Cost of revenues increased $299 million in the first nine months of 2018 compared to the same period of 2017, mainly due to ASC 606 gross ups. The acquisition of Refining Logistics and Fuels Distribution as well as miscellaneous other expenses related to increased throughput volumes also contributed to this variance.

Purchased product costs increased $191 million in the first nine months of 2018 compared to the same period of 2017. This variance was primarily due to higher NGL and gas prices of $81 million; increased NGL and gas volumes of $22 million, primarily in the Southwest and Northeast areas; and an increase due to ASC 606 imbalances and non-cash consideration of approximately $69 million with the remaining variance being related to derivative activity during the period which was driven by higher NGL prices creating a larger fractionation spread as well as an increase in the value of the option associated with the embedded derivative related to commodity contracts.

Rental cost of sales increased $50 million in the first nine months of 2018 compared to the same period of 2017. This variance is primarily due to ASC 606 gross ups impacting the allocation of revenue and costs to lease and non-lease components.

Purchases - related parties increased $298 million in the first nine months of 2018 compared to the same period of 2017. This variance is primarily due to $268 million from the acquisition of Refining Logistics and Fuels Distribution with the remainder of the variance being related to increases in employee-related costs and inventory purchases.

Depreciation and amortization expense increased $50 million in the first nine months of 2018 compared to the same period of 2017. This variance was primarily due to accelerated depreciation expense incurred in 2017 related to decommissioned assets which was more than offset by an increase in depreciation expense in 2018 primarily related to the acquisition of Refining Logistics and Fuels Distribution as well as additions to in-service property, plant and equipment throughout 2017 in the first nine months of 2018.

General and administrative expense increased $43 million in the first nine months of 2018 compared to the same period of 2017. This variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as increased labor and benefits costs.

Net interest expense and other financial costs increased $176 million in the first nine months of 2018 compared to the same period of 2017. The increase is mainly due to increased interest and financing costs related to the 2018 New Senior Notes, the 2017 New Senior Notes and the term loan agreement used to fund the Refining Logistics and Fuels Distribution acquisition.

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

The following tables present information about segment adjusted EBITDA for the reported segments.

L&S Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Service revenue	$602	$307	$295	$1,682	$887	$795
Rental income	191	71	120	526	208	318
Product related revenue	5	—	5	10	—	10
Income from equity method investments	43	7	36	123	7	116
Other income	12	11	1	36	35	1
Total segment revenues and other income	853	396	457	2,377	1,137	1,240
Cost of revenues	92	94	(2)	282	264	18
Purchases - related parties	182	76	106	501	220	281
Depreciation and amortization	62	42	20	171	121	50
General and administrative expenses	38	26	12	108	75	33
Other taxes	11	5	6	28	16	12
Segment income from operations	468	153	315	1,287	441	846
Depreciation and amortization	62	42	20	171	121	50
Income from equity method investments	(43)	(7)	(36)	(123)	(7)	(116)
Distributions/adjustments related to equity method investments	57	26	31	164	26	138
Acquisition costs	—	2	(2)	3	6	(3)
Non-cash equity-based compensation	3	2	1	8	4	4
Adjusted EBITDA attributable to Predecessor	—	—	—	—	(47)	47
Segment adjusted EBITDA(1)	547	218	329	1,510	544	966

Maintenance capital expenditures	$31	$19	$12	$78	$46	$32

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

In the third quarter of 2018 compared to the same period of 2017, Service revenue increased primarily due to an additional $252 million of revenue from the acquisition of Refining Logistics and Fuels Distribution; an additional $14 million of revenue from increased transportation volumes, partially attributable to the completion of the Ozark expansion; an additional $11 million from increased transportation prices; an additional $3 million from increased terminal throughput; a $4 million increase from additional marine vessels; and an $11 million increase in the recognition of revenue related to volume deficiencies and other miscellaneous items.

In the third quarter of 2018 compared to the same period of 2017, Rental income increased primarily due to an additional $112 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $6 million from the completion of a new butane cavern, and a $4 million increase from additional marine vessels.

In the third quarter of 2018 compared to the same period of 2017, Product related revenue increased due to an additional $5 million from the completion of the Ozark pipeline expansion.

In the third quarter of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to the Joint-Interest Acquisition.

In the third quarter of 2018 compared to the same period of 2017, Cost of revenues decreased due to having more costs related to contract labor for projects in 2017 when compared to 2018, offset by $3 million of additional costs from the acquisition of Refining Logistics and Fuels Distribution.

In the third quarter of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to a $103 million increase from the acquisition of Refining Logistics and Fuels Distribution and a $4 million increase in employee-related costs.

In the third quarter of 2018 compared to the same period of 2017, Depreciation and amortization increased primarily due to the acquisition of Refining Logistics and Fuels Distribution.

In the third quarter of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to a $7 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

In the third quarter of 2018 compared to the same period of 2017, Other taxes increased primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as the Ozark pipeline acquisition and expansion.

Nine Months Ended September 30, 2018 compared to nine months ended September 30, 2017

In the first nine months of 2018 compared to the same period of 2017, Service revenue increased primarily due to an additional $694 million of revenue from the acquisition of Refining Logistics and Fuels Distribution; a $47 million increase from higher crude and product transportation volumes, partially attributable to the completion of the Ozark pipeline expansion; a $12 million increase from higher transportation prices; a $9 million increase from the acquisition of the Ozark pipeline; a $10 million increase from additional marine vessels; an additional $5 million from increased terminal throughput; and an $18 million increase in the recognition of revenue related to volume deficiencies and other miscellaneous items.

In the first nine months of 2018 compared to the same period of 2017, Rental income increased primarily due to an additional $299 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $11 million from the completion of a new butane cavern, and a $10 million increase from additional marine vessels.

In the first nine months of 2018 compared to the same period of 2017, Product related revenue increased due to an additional $10 million related to the completion of the Ozark pipeline expansion.

In the first nine months of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to the Joint-Interest Acquisition and the acquisition of MarEn Bakken.

In the first nine months of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to an additional $9 million from the acquisition of Refining Logistics and Fuels Distribution, an additional $4 million from the acquisition of the Ozark pipeline and increased other miscellaneous expenses due to higher throughputs.

In the first nine months of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to a $268 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as a $13 million increase in employee related costs.

In the first nine months of 2018 compared to the same period of 2017, Depreciation and amortization increased primarily due to the acquisition of Refining Logistics and Fuels Distribution.

In the first nine months of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to an additional $17 million from the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

In the first nine months of 2018 compared to the same period of 2017, Other taxes increased primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as the Ozark pipeline acquisition and expansion.

During both the third quarter and first nine months of 2018, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first nine months, MPC was obligated to make a $31 million deficiency payment of which $15 million was paid in the third quarter of 2018. We record deficiency payments as “Deferred revenue - related parties” on our Consolidated Balance Sheets. In the third quarter and first nine months of 2018, we recognized revenue of $11 million and $38 million related to volume deficiency credits. At September 30, 2018, the cumulative balance of “Deferred revenue - related parties” on our Consolidated Balance Sheets related to volume deficiencies was $43 million. The following table presents the future expiration dates of the associated deferred revenue credits as of September 30, 2018:

(In millions)
December 31, 2018	$6
March 31, 2019	9
June 30, 2019	10
September 30, 2019	18
Total	$43

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

G&P Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Service revenue	$422	$268	$154	$1,154	$759	$395
Rental income	88	68	20	251	207	44
Product related revenue	311	219	92	831	617	214
Income from equity method investments	21	16	5	52	22	30
Other income	17	13	4	45	40	5
Total segment revenues and other income	859	584	275	2,333	1,645	688
Cost of revenues	182	54	128	494	162	332
Purchased product costs	241	170	71	632	441	191
Purchases - related parties	46	38	8	127	110	17
Depreciation and amortization	139	122	17	394	394	—
General and administrative expenses	38	33	5	109	99	10
Other taxes	9	9	—	27	24	3
Segment income from operations	204	158	46	550	415	135
Depreciation and amortization	139	122	17	394	394	—
Income from equity method investments	(21)	(16)	(5)	(52)	(22)	(30)
Distributions/adjustments related to equity method investments	55	39	16	150	105	45
Unrealized derivative loss/(gain)(1)	17	17	—	18	(2)	20
Non-cash equity-based compensation	3	2	1	7	6	1
Adjusted EBITDA attributable to noncontrolling interests	(7)	(2)	(5)	(13)	(5)	(8)
Segment adjusted EBITDA(2)	390	320	70	1,054	891	163

Maintenance capital expenditures	$9	$5	$4	$20	$13	$7

(1)
MPLX makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss.

When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

In the third quarter of 2018 compared to the same period of 2017, Service revenue increased primarily due to ASC 606 cost reimbursements of $105 million as well as higher fees from higher volumes in the Marcellus and Southwest of $49 million.

In the third quarter of 2018 compared to the same period of 2017, Rental income increased primarily due to higher ASC 606 cost reimbursements of $16 million and by fees from higher volumes in the Marcellus and Appalachia of $4 million.

In the third quarter of 2018 compared to the same period of 2017, Product related revenue increased primarily due to higher prices in the Southwest, Northeast and Marcellus of $62 million as well as ASC 606 imbalances and non-cash changes of $27 million, slightly offset by volume impacts of $4 million. In addition, there was a decrease of unrealized losses associated with derivatives of $7 million, driven by lower outstanding volumes hedged in 2018 compared to 2017.

In the third quarter of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of our partner in the Pioneer joint venture.

In the third quarter of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to ASC 606 gross ups of $121 million as well as higher repairs and maintenance and operating costs in the Marcellus and Southwest of $7 million.

In the third quarter of 2018 compared to the same period of 2017, Purchased product costs increased primarily due to higher prices of $39 million and volumes of $1 million in the Southwest and Northeast as well as ASC 606 imbalances and non-cash consideration of $25 million. In addition, there was an increase from unrealized gains and losses associated with derivatives of $6 million which was driven by higher NGL prices creating a larger fractionation spread as well as an increase in the value of the option associated with the embedded derivative related to commodity contracts.

In the third quarter of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to inventory purchases from related parties and employee-related costs.

In the third quarter of 2018 compared to the same period of 2017, Depreciation and amortization increased primarily due to additions to in-service property, plant, and equipment as well as a write-down of construction in progress projects of approximately $10 million which are no longer expected to be completed.

In the third quarter of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to an increase in labor and benefits as well as general increases in office expenses and insurance.

Nine Months Ended September 30, 2018 compared to nine months ended September 30, 2017

In the first nine months of 2018 compared to the same period of 2017, Service revenue increased primarily due to ASC 606 cost reimbursements of $269 million as well as higher fees from higher volumes of $126 million in the Marcellus and Southwest.

In the first nine months of 2018 compared to the same period of 2017, Rental income increased primarily due to higher ASC 606 cost reimbursements of $47 million partially offset by lower fees from lower volumes in the Marcellus and Appalachia of $3 million.

In the first nine months of 2018 compared to the same period of 2017, Product related revenue increased primarily due to higher prices in the Southwest and Northeast of $137 million, an increase in volumes of $5 million, as well has ASC 606 imbalances and non-cash changes of $72 million.

In the first nine months of 2018 compared to the same period of 2017, Income from equity method investments increased primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of our partner in the Pioneer joint venture.

In the first nine months of 2018 compared to the same period of 2017, Cost of revenues increased primarily due to ASC 606 gross ups of $316 million as well as higher repairs and maintenance and operating costs in the Marcellus and Southwest of $16 million.

In the first nine months of 2018 compared to the same period of 2017, Purchased product costs increased primarily due to higher prices of $81 million and volumes of $22 million in the Southwest and Northeast as well as ASC 606 imbalances and non-cash consideration of $69 million. The increase from unrealized gains and losses associated with derivatives was $19 million which was driven by higher NGL prices creating a larger fractionation spread as well as an increase in the value of the option associated with the embedded derivative related to commodity contracts.

In the first nine months of 2018 compared to the same period of 2017, Purchases - related parties increased primarily due to inventory purchases from related parties and employee-related costs.

In the first nine months of 2018 compared to the same period of 2017, Depreciation and amortization was consistent period over period due to accelerated depreciation of approximately $33 million offset by additions to in-service property, plant, and equipment throughout 2017 and the first nine months of 2018 as well as a write-down of construction in progress projects of approximately $10 million which are no longer expected to be completed.

In the first nine months of 2018 compared to the same period of 2017, General and administrative expenses increased primarily due to increases in labor and benefits costs and general increases in office expenses.

SEGMENT NET OPERATING MARGIN

For the three months ended September 30, 2018, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Other(1)
L&S	100%	—%
G&P	86%	14%
Total	94%	6%

For the nine months ended September 30, 2018, we calculated the following approximate percentages of our net operating margin from the following types of contracts:

	Fee-Based	Other(1)
L&S	100%	—%
G&P	87%	13%
Total	94%	6%

(1)
Includes percent-of-proceeds, keep-whole, and other types of NGL arrangements tied to NGL, condensate, and natural gas prices. See Item 1. Business - Our G&P Contracts With Third Parties in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of each of these types of arrangements.

The tables above do not give effect to our active commodity risk management program. For further discussion of how we manage commodity price volatility for the portion of our net operating margin that is not fee-based, see Note 14 of the Notes to Consolidated Financial Statements.

The following table presents a reconciliation of net operating margin to income from operations, the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Reconciliation of net operating margin to income from operations:
Service and rental revenues	$1,303	$714	$3,613	$2,061
Product related revenues	316	219	841	617
Purchased product costs	(241)	(170)	(632)	(441)
Derivative losses related to purchased product costs(1)	(20)	(11)	(28)	(5)
Net operating margin	1,358	752	3,794	2,232
Derivative losses related to purchased product costs(1)	20	11	28	5
Income from equity method investments	64	23	175	29
Other income	3	2	8	6
Other income - related parties	26	22	73	69
Cost of revenues (excludes items below)	(241)	(129)	(680)	(381)
Rental cost of sales	(32)	(19)	(94)	(44)
Rental cost of sales - related parties	(1)	—	(2)	(1)
Purchases - related parties	(228)	(114)	(628)	(330)
Depreciation and amortization	(201)	(164)	(565)	(515)
General and administrative expenses	(76)	(59)	(217)	(174)
Other taxes	(20)	(14)	(55)	(40)
Income from operations	$672	$311	$1,837	$856

(1)
MPLX makes a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

OPERATING DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	2,208	2,046	2,149	1,901
Product pipelines	1,182	1,131	1,135	1,051
Total pipelines	3,390	3,177	3,284	2,952

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.60	$0.54	$0.58	$0.57
Product pipelines	0.86	0.75	0.80	0.74
Total pipelines	$0.69	$0.62	$0.66	$0.63

Terminal throughput (mbpd)	1,474	1,496	1,468	1,470

Marine Assets (number in operation)(2)
Barges	256	232	256	232
Towboats	20	18	20	18

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,201	1,201	1,005	1,005
Utica Operations	—	1,936	—	1,324
Southwest Operations	1,599	1,600	1,398	1,400
Total gathering throughput	2,800	4,737	2,403	3,729

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,004	4,609	3,618	3,986
Utica Operations	—	857	—	1,000
Southwest Operations	1,479	1,479	1,331	1,331
Southern Appalachian Operations	226	226	264	264
Total natural gas processed	5,709	7,171	5,213	6,581

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	405	405	326	326
Utica Operations(5)	—	49	—	39
Southwest Operations	20	20	18	18
Southern Appalachian Operations(6)	14	14	14	14
Total C2 + NGLs fractionated(7)	439	488	358	397

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,157	1,157	965	965
Utica Operations	—	1,722	—	1,065
Southwest Operations	1,523	1,524	1,383	1,385
Total gathering throughput	2,680	4,403	2,348	3,415

Natural Gas Processed (MMcf/d)
Marcellus Operations	3,775	4,338	3,565	3,778
Utica Operations	—	889	—	982
Southwest Operations	1,403	1,403	1,310	1,310
Southern Appalachian Operations	244	244	266	266
Total natural gas processed	5,422	6,874	5,141	6,336

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	374	374	310	310
Utica Operations(5)	—	46	—	40
Southwest Operations	18	18	19	19
Southern Appalachian Operations(6)	13	13	15	15
Total C2 + NGLs fractionated(7)	405	451	344	384

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.86	$2.96	$2.85	$3.05
C2 + NGL Pricing ($ per gallon)(8)	$0.90	$0.66	$0.81	$0.62

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	This column represents operating data for entities that have been consolidated into the MPLX financial statements.

(4)	This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.

(5)
Hopedale is jointly owned by Ohio Fractionation and MarkWest Utica EMG. Ohio Fractionation is a subsidiary of MarkWest Liberty Midstream. MarkWest Liberty Midstream and MarkWest Utica EMG are entities that operate in the Marcellus and Utica regions, respectively. Marcellus Operations includes Ohio Fractionation’s portion utilized of the jointly owned Hopedale Fractionation Complex. Utica Operations includes MarkWest Utica EMG’s portion utilized of the jointly owned Hopedale Fractionation Complex. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator.

(6)	Includes NGLs fractionated for the Marcellus Operations and Utica Operations.

(7)
Purity ethane makes up approximately 198 mbpd and 146 mbpd of total MPLX Operated, fractionated products for the three months ended September 30, 2018 and 2017, respectively, and approximately 183 mbpd and 140 mbpd of total fractionated products for the nine months ended September 30, 2018 and 2017, respectively. Purity ethane makes up approximately 183 mbpd and 141 mbpd of total MPLX LP consolidated, fractionated products for the three months ended September 30, 2018 and 2017, respectively, and approximately 169 mbpd and 136 mbpd of total fractionated products for the nine months ended September 30, 2018 and 2017, respectively.

(8)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash was $39 million at September 30, 2018 and $9 million at December 31, 2017. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$2,027	$1,338
Investing activities	(2,027)	(1,836)
Financing activities	30	268
Total	$30	$(230)

Net cash provided by operating activities increased $689 million in the first nine months of 2018 compared to the first nine months of 2017, the majority of which is related to the increase in net income period over period. The first nine months of 2018 includes Refining Logistics and Fuels Distribution as of February 1, 2018 as well as Joint-Interest Acquisition assets as of September 1, 2017.

Net cash used in investing activities increased $191 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to the Mt. Airy Terminal acquisition which took place during the quarter as well as various capital projects that have taken place throughout 2018 in-line with MPLX’s capital growth plan. The impact of this activity in 2018 was partially offset by the Ozark acquisition and higher investments in unconsolidated affiliates which occurred in 2017.

Financing activities were a $30 million source of cash in the first nine months of 2018 compared to a $268 million source of cash in the first nine months of 2017. The source of cash for the first nine months of 2018 was primarily due to $1.2 billion of proceeds from the MPLX Credit Agreement, $5.5 billion of net proceeds from the senior notes issued on February 8, 2018, $4.1 billion of net proceeds under the 364-day term loan facility that was drawn on February 1, 2018, and $2.4 billion of net proceeds from draws on the loan agreement with MPC. This source of cash was partially offset by distributions to MPC of $4.1 billion for the acquisition of Refining Logistics and Fuels Distribution, the $4.1 billion repayment of the 364-day term loan facility, the $2.8 billion repayment of borrowings under the MPC Loan Agreement, the $680 million repayment of the MPLX Credit Agreement, debt issuance costs of $53 million, distributions of $52 million to preferred unitholders, and distributions of $1.3 billion to unitholders and our general partner due mainly to the increase in units outstanding as well as an increase in the distribution per limited partner unit.

Debt and Liquidity Overview

Our outstanding borrowings at September 30, 2018 and December 31, 2017 consist of the following:

(In millions)	September 30, 2018	December 31, 2017
MPLX LP:
Bank revolving credit facility due 2022	$1,000	$505
5.500% senior notes due February 2023	710	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 5.500% senior notes, due 2023-2025	63	63
MPL - capital lease obligations due 2020	7	7
Total	13,357	7,362
Unamortized debt issuance costs	(76)	(27)
Unamortized discount	(391)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$12,889	$6,945

The increase in debt as of September 30, 2018 compared to year-end 2017 was due to the public offering of $5.5 billion of senior notes issued on February 8, 2018 as well as increased borrowings on our bank revolving credit facility (the “MPLX Credit Agreement”) used to finance the acquisition of the Mt Airy Terminal, to pay down the MPC Loan Agreement and for general business purposes.

The MPLX Credit Agreement includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type, and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of September 30, 2018, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.76 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As disclosed in Note 3 of the Notes to Consolidated Financial Statements, we expect the adoption of the lease accounting standards update to result in the recognition of a significant lease obligation. The MPLX Credit Agreement contains provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.

On January 2, 2018, MPLX entered into a term loan agreement with a syndicate of lenders providing for a $4.1 billion, 364-day term loan facility. MPLX drew the entire amount of the term loan facility in a single borrowing on February 1, 2018. The proceeds from the term loan facility were used to fund the cash portion of the dropdown consideration.

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. On February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the intercompany loan agreement with MPC Investment, as well as for general business purposes.

On December 4, 2015, MPLX entered into the MPC Loan Agreement. Under the terms of the MPC Loan Agreement, MPC Investment may make loans to MPLX on a revolving basis, as requested by MPLX and agreed to by MPC Investment, up to $500 million at any time outstanding.  On April 27, 2018, MPLX and MPC Investment entered into a First Amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion outstanding at any time.

Our intention is to maintain an investment grade credit profile. As of September 30, 2018, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement does not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings would, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and may limit our flexibility to obtain future financing.

Our liquidity totaled $2.28 billion at September 30, 2018 consisting of:

	September 30, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2022(1)	$2,250	$(1,003)	$1,247
MPC Loan Agreement	1,000	—	1,000
Total liquidity	$3,250	$(1,003)	2,247
Cash and cash equivalents			37
Total liquidity			$2,284

(1)	Outstanding borrowings include $3 million in letters of credit outstanding under this facility.

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

Equity and Preferred Units Overview

The table below summarizes the changes in the number of units outstanding through September 30, 2018:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards	291,607	140	291,747
Contribution of refining logistics and fuels distribution assets	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at September 30, 2018	794,032,738	—	794,032,738

MPLX expects the net proceeds, if any, from sales under the ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the nine months ended September 30, 2018, we issued no common units under our ATM program. As of September 30, 2018, $1.7 billion of common units remain available for issuance through the ATM Program.

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

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $208 million per quarter, or $834 million per year, based on the number of common units outstanding at September 30, 2018. On October 26, 2018, we announced the board of directors of our general partner had declared a distribution of $0.6375 per unit that will be paid on November 14, 2018 to unitholders of record on November 5, 2018. This represents an increase of $0.0100 per unit, or 2 percent, above the second quarter 2018 distribution of $0.6275 per unit and an increase of 9 percent over the third quarter 2017 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2018 and 2017. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Distribution declared:
Limited partner units - public	$185	$170	$545	$481
Limited partner units - MPC	322	62	926	167
General partner units - MPC	—	7	—	18
IDRs - MPC	—	81	—	211
Total GP & LP distribution declared	507	320	1,471	877
Redeemable preferred units	19	16	55	49
Total distribution declared	526	336	1,526	926

Cash distributions declared per limited partner common unit	$0.6375	$0.5875	$1.8825	$1.6900

Our intentions regarding the distribution growth profile expressed above include forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Factors that could cause actual results to differ materially from those implied in the forward-looking statements include: the adequacy of our capital resources and liquidity, including, but not limited to, the availability of sufficient cash flow to pay distributions and access debt on commercially reasonable terms, and the ability to successfully execute our business plans, growth strategy and self-funding model; negative capital market conditions, including an increase of the current yield on common units, adversely affecting our ability to meet our distribution growth guidance; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein and other proposed transactions; adverse changes in laws including with respect to tax and regulatory matters; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; continued/further volatility in and/or degradation of market and industry conditions; completion of midstream infrastructure by our competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under our commercial agreements; our ability to successfully implement our growth plan, whether through organic growth or acquisitions; modifications to earnings and distribution growth objectives; compliance with state and federal environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; changes to our capital budget; financial stability of our producer customers and MPC; other risks related to MPC including risks related to the acquisition of Andeavor by MPC or the potential merger, consolidation or combination of us with ANDX; other risk factors inherent to our industry; and the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, the forward-looking statements included herein could be affected by general domestic and international economic and political conditions. Unpredictable or unknown factors not discussed here or in our SEC filings could also have material adverse effects on forward-looking statements.

MPC Strategic Actions

In early 2017, MPC announced its plans to offer MPLX the opportunity to acquire assets contributing an estimated $1.4 billion of annual EBITDA. The first and second drop of assets, contributing a total of approximately $388 million of annual EBITDA, took place in 2017. The third dropdown, composed of refinery logistics assets and fuels distribution services projected to generate approximately $1.0 billion of annual EBITDA, closed on February 1, 2018, as discussed in Note 4 of the Notes to Consolidated Financial Statements. Funding for the dropdowns included cash and approximately equal proportions of debt and equity, with the equity financing funded through transactions with MPC. Immediately following the third drop of assets, MPC exchanged its IDRs and two percent GP economic interest for common units. Looking ahead, we expect to internally fund a greater portion of our future growth from internal cash flows.

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those incurred for capital improvements that we expect will increase our operating capacity to increase volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include the acquisition of equipment or the construction costs associated with new well connections, and the development of additional pipeline, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow.

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2018	2017
Capital expenditures:
Maintenance	$98	$59
Growth	1,382	1,002
Total capital expenditures	1,480	1,061
Less: Increase in capital accruals	90	55
Asset retirement expenditures	7	2
Additions to property, plant and equipment	1,383	1,004
Capital expenditures of unconsolidated subsidiaries(1)	323	306
Total gross capital expenditures	1,706	1,310
Less: Joint venture partner contributions	134	132
Total capital expenditures, net	1,572	1,178
Acquisitions	451	249
Total capital expenditures, net and acquisitions	2,023	1,427
Less: Maintenance capital expenditures	98	60
Acquisitions	451	249
Total growth capital expenditures	$1,474	$1,118

(1)	Capital expenditures includes amounts related to unconsolidated, partnership operated subsidiaries.

Our growth capital plan for 2018 is $2.2 billion, not including the February 1, 2018 dropdown transaction with MPC as previously discussed and in Note 4 of the Notes to Consolidated Financial Statements, or its respective subsequent capital spending. The G&P segment capital plan for 2018 includes the addition of 1.5 billion bcf/d processing capacity at 8 gas processing plants (5 of which were placed in service during the first nine months of 2018), six in the Marcellus and Utica basins and two in the Southwest, which expands MPLX’s processing capacity in the Permian basin and the STACK shale play of Oklahoma. The G&P segment capital plan also includes the addition of 100 mbpd of fractionation capacity in the Marcellus and Utica basins. In the L&S segment, projects such as the Ozark and Wood River to Patoka pipeline systems and the butane cavern in Robinson, Illinois were completed while expansions related to tanks and MPLX’s marine fleet were also executed during the first nine months of 2018. We also have large organic growth prospects associated with the anticipated growth of MPC’s operations and third-party activity in our areas of operation that we anticipate will provide attractive returns and cash flows. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of September 30, 2018, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2018, our long-term debt obligations increased by $5.5 billion due to the new senior notes issued, $495 million due to additional borrowings under the MPLX Credit Agreement and $407 million due to contracts to acquire property, plant and equipment for new or growing projects. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Forward-looking Statements

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and future credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital spending. The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include negative capital market conditions, including an increase of the current yield on common units, adversely affecting the Partnership’s ability to meet its distribution growth guidance; our ability to achieve the strategic and other objectives related to the strategic initiatives and transactions discussed herein, including the dropdown from MPC and the exchange of common units for MPC’s economic interests in the general partner, the joint venture with Antero Midstream, the Ozark pipeline acquisition, and other completed or proposed transactions; adverse changes in laws including with respect to tax and regulatory matters; the adequacy of the Partnership’s capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions and access to debt on commercially reasonable terms, and the ability to successfully execute its business plans, growth strategy and self-funding model; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; continued/further volatility in and/or degradation of market and industry conditions; changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto; completion of midstream infrastructure by competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC's obligations under the Partnership’s commercial agreements; other risks related to MPC, including those related to MPC’s acquisition of Andeavor or the potential merger, consolidation or combination of us with ANDX; modifications to earnings and distribution growth objectives; our ability to manage disruptions in credit markets or changes to our credit ratings; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; adverse results in litigation; changes to the Partnership’s capital budget; prices of and demand for natural gas, NGLs, crude oil and refined products; delays in obtaining necessary third-party approvals and governmental permits; changes in labor, material and equipment costs and availability; planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects; project overruns, disruptions or interruptions of our operations due to the shortage of skilled labor; unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

TRANSACTIONS WITH RELATED PARTIES

At September 30, 2018, MPC held 64 percent of the outstanding MPLX LP common units and the non-economic general partner interest.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 46 percent and 36 percent of our total revenues and other income for the third quarter of 2018 and 2017, respectively. We provide to MPC crude oil and product pipeline transportation services based on regulated and unregulated rates as well as storage, fuels distribution and inland marine transportation services based on contracted rates.

Of our total costs and expenses, MPC accounted for 27 percent and 22 percent for the third quarter of 2018 and 2017, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. We also have certain leases with MPC as well as purchases of a limited amount of products.

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

As of September 30, 2018, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2018, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 3 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2018, we did not have any financial derivative instruments to economically hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. We are at risk for changes in fair value of all our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and nine months ended September 30, 2018 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to liquids price risk at September 30, 2018, including the weighted-average prices (“WAVG”):

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2018 (Oct - Dec)	2,033	$2.67	$19

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Oct - Dec)	307,533	$1.02	$(1,737)

Iso-Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Oct - Dec)	1,323	$0.81	$(62)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Oct - Dec)	3,674	$0.75	$(170)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2018 (Oct - Dec)	2,470	$1.18	$(106)

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2018, the estimated fair value of this contract was a liability of $82 million.

Open Derivative Positions and Sensitivity Analysis

The following table sets forth information relating to our significant open commodity derivative contracts as of September 30, 2018.

	Financial Position	Notional Quantity (net)	Weighted Average Price
Natural Gas (MMBtu)	Long	187,024	$2.67
NGLs (Gal)	Short	28,980,000	$1.02

The estimated fair value of our Level 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a 10 percent difference in our estimated fair value of Level 3 commodity derivatives (excluding embedded derivatives) at September 30, 2018 would have affected income before income taxes by less than $1 million. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of September 30, 2018(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2018(3)
Long-term debt
Fixed-rate	$12,128	$1,170	N/A
Variable-rate	$1,001	N/A	$1

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2018.

(3)
Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2018.

At September 30, 2018, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of September 30, 2018, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

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

Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment.

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including Marathon Pipe Line LLC (“MPL”). These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. On September 6, 2016, the trial court approved a settlement between Apex and the State of Illinois whereby Apex agreed to settle all claims against it for a $10 million payment. Premcor filed a motion for permissive appeal and requested a stay to the proceeding until the motion is ruled upon. Premcor reached a settlement with the State of Illinois in the second quarter of 2018, which has been objected to by certain third-party defendants, including MPL, and is subject to court approval. Several third-party defendants in the litigation including MPL have asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. The trial concerning Premcor’s claims against third-party defendants, including MPL, previously scheduled to commence September 10, 2018, has been postponed and a new trial date has not been set. While the ultimate outcome of these litigated matters remains uncertain, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time and MPLX is unable to estimate a reasonably possible loss (or range of loss) for this litigation. Under the omnibus agreement, MPC will indemnify MPLX for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

As previously reported, MarkWest Liberty Midstream and its affiliates agreed to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, pursuant to which MarkWest Liberty Midstream agreed to pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.

As previously reported, MPL agreed in principle to pay a total civil penalty of $335,000 to the Illinois Environmental Protection Agency (“IEPA”) and the EPA related to an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL paid a penalty of $226,000 to the EPA during the second quarter of 2018 and a penalty of $109,000 to IEPA in July 2018.

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 5, 2018	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)