Form 10-K
period 2018-12-31
MPLX LP
filed 2019-02-28
CIK 1552000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
The aggregate market value of common units held by non-affiliates as of June 30, 2018 was approximately $9.8 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 29, 2018. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 794,158,848 common units outstanding at February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE: None

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Annual Report on Form 10-K, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

2

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bbl	Barrels
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Class A Reorganization
On September 1, 2016, a series of reorganization transactions were initiated in order to simplify our ownership structure and its financial and tax reporting requirements, resulting in the elimination of all previously issued and outstanding MPLX LP Class A units

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
Joint-Interest Acquisition
On September 1, 2017, MPLX acquired certain ownership interests in joint venture entities indirectly held by MPC, collectively:
- Illinois Extension Pipeline Company, L.L.C. (“Illinois Extension”)
- LOOP LLC (“LOOP”)
- LOCAP LLC (“LOCAP”)
- Explorer Pipeline Company (“Explorer”)

LIBOR	London Interbank Offered Rate
MarkWest Merger	On December 4, 2015, a wholly-owned subsidiary of MPLX merged with MarkWest Energy Partners, L.P. (“MarkWest”)
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
mcf	One thousand cubic feet
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
Net operating margin (a non-GAAP financial measure)	Segment revenues, less purchased product costs, less derivative gains (losses) related to purchased product costs
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018
PHMSA	Pipeline and Hazardous Materials Safety Administration

PPI	Producer Price Index
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

Realized derivative gains/losses	The gain or loss recognized when a derivative matures or is settled
SEC	United States Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
Unrealized derivative gains/losses	The gain or loss recognized on a derivative due to changes in fair value prior to the instrument maturing or settling
USCG	United States Coast Guard
VIE	Variable interest entity
WTI	West Texas Intermediate

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	the potential merger, consolidation or combination of MPLX with ANDX;

•
future levels of revenues and other income, income from operations, net income attributable to MPLX LP, earnings per unit, Adjusted EBITDA or DCF (please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information for the definitions of Adjusted EBITDA and DCF);

•	the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;

•	consumer demand for refined products;

•	our ability to manage disruptions in credit markets or changes to our credit rating;

•	anticipated levels of drilling activity, production rates and volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the reliability of processing units and other equipment;

•	expectations regarding joint venture arrangements and other acquisitions, including the dropdowns completed by Marathon Petroleum Corporation (“MPC”), or divestitures of assets;

•	business strategies, growth opportunities and expected investment;

•	the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan and to pay distributions;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;

•	the potential effects of changes in tariff rates on our business, financial condition, results of operations and cash flows;

•	continued or further volatility in and/or degradation of general economic, market, industry or business conditions;

•	compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations;

•	our ability to successfully implement our business plans, growth strategy and self-funding model;

•	capital market conditions, including the cost of capital, and our ability to raise adequate capital to execute our business plan and implement our growth strategy; and

•	the anticipated effects of actions of third parties such as competitors; or federal, foreign, state or local regulatory authorities; or plaintiffs in litigation.

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	volatility or degradation in general economic, market, industry or business conditions;

•	risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges;

•	availability and pricing of domestic and foreign supplies of natural gas, NGLs and crude oil and other feedstocks;

•	availability and pricing of domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports and exports of crude oil, refined products, natural gas and NGLs;

•	completion of midstream infrastructure by competitors;

•	midstream and refining industry overcapacity or under capacity;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, natural gas and NGLs, including seasonal fluctuations;

•	changes to the expected construction costs and timing of projects and planned investments, and our ability to obtain regulatory and other approvals with respect thereto;

•
political and economic conditions in nations that consume refined products, natural gas and NGLs, including the United States, and in crude oil producing regions, including the Middle East, Africa, Canada and South America;

•
actions taken by our competitors, including pricing adjustments and the expansion and retirement of pipeline capacity, processing, fractionation and treating facilities in response to market conditions;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	the ability to successfully implement growth opportunities, including strategic initiatives and actions;

•	the ability to realize the strategic benefits of joint venture opportunities;

•	accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters;

•	disruptions due to equipment interruption or failure, including electrical shortages and power grid failures;

•	acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance;

•	adverse changes in laws including with respect to tax and regulatory matters;

•	modifications to earnings and distribution growth objectives;

•
rulings, judgments or settlements and related expenses in litigation or other legal, tax or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the suspension, reduction or termination of MPC’s obligations under MPLX’s commercial agreements;

•
political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs or other hydrocarbon-based products;

•	labor and material shortages;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	capital market conditions, including an increase of the current yield on MPLX LP common units, adversely affecting MPLX LP’s ability to meet its distribution growth guidance;

•
changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit, changes affecting the credit markets generally and our ability to manage such changes; and

•	the other factors described in Item 1A. Risk Factors.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business

OVERVIEW

We are a diversified, large-cap master limited partnership (“MLP”) formed in 2012 by MPC (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. We are engaged in the transportation, storage and distribution of crude oil and refined petroleum products; gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. Our operations are conducted in the following operating segments: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). Our L&S assets are primarily located in the Midwest and Gulf Coast regions of the United States while our G&P assets are primarily located in the Northeast and Southwest regions of the United States. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties detail our assets as of December 31, 2018:

LOOP
MPLX
MPLX Terminals: Owned and Part-owned
Barge Dock
Cavern
Natural Gas Processing Complex
Mt. Airy Terminal
MPLX Pipelines: Owned & Operated
MPLX Interest Pipelines: Operated by Others
MPLX Operated Pipelines: Owned by Others
MPLX Refining Logistics Assets
MPLX Gathering System
MPC Refineries

We have a strategic relationship with MPC, which is a large source of our revenues, where we have executed multiple transportation and storage services agreements which are long-term, fee-based agreements with minimum volume commitments which provide us with a stable and predictable revenue stream and source of cash flows. MPC’s significant interest in us and its stated intent to grow its midstream business has been evidenced by the completion of various dropdowns of MLP-qualifying midstream assets throughout 2017 and 2018. In addition, immediately following the completion of the dropdowns in 2018, our general partner’s IDRs were eliminated and its two percent economic general partner interest in MPLX LP was converted into a non-economic general partner interest, all in exchange for 275 million newly-issued MPLX LP common units (the “GP IDR Exchange”). This exchange eliminated the general partner cash distribution requirements of MPLX. As of December 31, 2018, MPC owned approximately 64 percent of our outstanding common units. MPC will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many natural gas resource plays, including the Marcellus Shale, Utica Shale, STACK Shale and Permian Basin among others.

The growth of our business has provided us with the financial flexibility to maintain an investment grade credit profile and fund our organic growth capital plan with operating cash and debt. We have significant opportunities to develop, expand and participate in projects which complement our existing assets. We continue to evaluate our non-organic growth opportunities through third-party midstream acquisitions to enhance our existing geographic footprint or expand our activities into new areas.

2018 RESULTS

The following table summarizes the operating performance for each segment for the year ended December 31, 2018. For further discussion of our segments and a reconciliation to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.

	2018
(In millions)	L&S	G&P	Total
Segment revenues and other income	$3,240	$3,185	$6,425
Segment cost of revenues and purchases	1,086	1,707	2,793
Segment income from operations	1,736	767	2,503
Segment Adjusted EBITDA	$2,057	$1,418	$3,475

RECENT DEVELOPMENTS

On January 25, 2019, we announced the board of directors of our general partner had declared a distribution of $0.6475 per common unit that was paid on February 14, 2019 to common unitholders of record on February 5, 2019.

On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent unsecured senior notes due February 2029 and $1.5 billion aggregate principal amount of 5.5 percent unsecured senior notes due February 2049 (collectively, the “November 2018 New Senior Notes”). The November 2018 New Senior Notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement (see Note 18) and the MPC Loan Agreement (see Note 6) and to redeem the $750 million 5.5 percent senior notes due February 2023, as well as for general business purposes. Interest on each series of notes in the November 2018 New Senior Notes is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2019.

On December 10, 2018, MPLX redeemed all of the $750 million 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by the MarkWest subsidiary. These notes were redeemed at 101.833 percent of the principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

2018 ACQUISITIONS, INVESTMENTS AND OTHER HIGHLIGHTS

During 2018, we continued to execute on our organic growth plan through projects which included: expansion of the Ozark pipeline and Wood River-to-Patoka pipelines, completion of the Robinson Butane Cavern, tank farm and marine fleet expansions, and the addition of processing and fractionating capacity at numerous plants through projects which were completed throughout the year. We also had non-organic growth through the acquisition of MPLX Refining Logistics LLC (“Refining Logistics”) and MPLX Fuels Distribution LLC (“Fuels Distribution”) from MPC as well as the acquisition of an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) as described below.

On September 26, 2018, MPLX acquired the Mt. Airy Terminal, which has 4 million barrels of third-party leased storage capacity and a 120 mbpd dock, from Pin Oak Holdings, LLC, for $451 million. The facility has the capability to significantly expand its storage capacity to 10 million barrels and is permitted for construction of a second 120 mbpd dock. The facility is strategically located on the Mississippi River between New Orleans and Baton Rouge and is near several Gulf Coast refineries, including MPC’s Garyville refinery. The Mt. Airy Terminal can handle multiple refined products, as well as residual fuel and bunker products, to provide optionality and flexibility of feedstocks and finished products in a single location. The Mt. Airy Terminal also has significant growth opportunities as a result of multiple pipelines and rail lines crossing the property in addition to being positioned as an aggregation point for liquids growth for both ocean-going vessels and inland barges. See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information.

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. The net proceeds were used to repay the $4.1 billion 364-day term loan facility (drawn to fund the cash portion of the consideration for the Refining Logistics and Fuels Distribution acquisition described below) and other borrowings as well as for general business purposes.

On February 1, 2018, MPLX acquired Refining Logistics and Fuels Distribution from MPC in exchange for $4.1 billion in cash and common units and general partner units of 111.6 million and 2.3 million, respectively. The general partner units maintained MPC’s two percent economic general partner interest, which converted into a non-economic general partner interest immediately thereafter as part of the GP IDR Exchange. Refining Logistics owns and operates the integrated tank farm assets that support MPC’s refining operations. These essential logistics assets included: 619 tanks with approximately 56 million barrels of storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as an agent of MPC. See Item 8. Financial Statements and Supplementary Data – Note 4 for additional details.

BUSINESS STRATEGIES

Our primary business objective is to enhance the generation of stable cash flows through executing the following strategies:
Capture Full Midstream Value Chain: We intend to develop incremental infrastructure to support growth across the hydrocarbon value chain. Touch points across the value chain include gathering, processing, fractionation, and inbound/outbound logistics assets such as long-haul pipelines and export facilities. This diversification and integration provide multiple sources of stable fee-based revenue while also enhancing opportunities for third-party revenue capture.
Enhance Cash Flow Stability: We are focused on growing our fee-based services through long-term contracts which provide through-cycle cash flow stability. Planned investments in long-haul pipelines are expected to connect supply to demand markets while adding a source of stable cash flow to the company and expanding our export capabilities will enhance our ability to meet significant growing market needs. For the year ending December 31, 2019, we expect fee-based contracts to be approximately 95 percent of our Net operating margin (for more information on Net operating margin, which is a non-GAAP measure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Growth in Premier Basins: Our assets are located in some of the premier production areas in the United States, including the Marcellus and Permian basins. Our business strategy and investments are focused on connecting supply to global demand markets. We intend to increase operating cash flow by investing in opportunities that may arise in our areas of operations and increasing the utilization of our existing facilities. We will evaluate organic growth projects both within our geographic footprint as well as in new areas that we consider strategic.
Maintain Financial Discipline: We high-grade our portfolio of investment opportunities to ensure efficient deployment of capital focusing on mid-teen returns. Our goal is to optimize our cost of capital by maintaining an investment grade credit profile and funding our organic growth capital plan with operating cash and debt. The company does not intend to issue public equity to fund its organic growth capital needs.
Maintain Safe and Reliable Operations: We believe that providing safe, reliable and efficient services is a key component in generating stable cash flows. We are committed to maintaining and improving the safety, reliability and efficiency of our operations. Our intent is to continue promoting high standards for safety and environmental stewardship.

ORGANIZATIONAL STRUCTURE

The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 15, 2019.

We are an MLP with outstanding common units and preferred units. Our common units are publicly traded on the NYSE under the symbol “MPLX.” The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. The holders may convert their preferred units into common units at any time after the third anniversary of the issuance date or prior to liquidation, dissolution or winding up of the Partnership, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, MPLX may convert the preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX LP common units is greater than $48.75 for the 20-day trading period immediately preceding the conversion notice date. The conversion rate for the preferred units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable preferred unit, divided by (b) $32.50, subject to adjustment for unit distributions, unit splits and similar transactions. The holders of the preferred units are entitled to vote on an as-converted basis with the common unitholders and have certain other class voting rights with respect to any amendment to the Partnership

Agreement that would adversely affect any rights, preferences or privileges of the preferred units. In addition, upon certain events involving a change in control the holders of preferred units may elect, among other potential elections, to convert their preferred units to common units at the then applicable change of control conversion rate.

INDUSTRY OVERVIEW

As of December 31, 2018, our diversified services in the midstream sector are across the hydrocarbon value chain. The types of midstream services provided by both our L&S and G&P segments are as follows:

L&S:

Our L&S assets are integral to the success of MPC’s operations related to transportation and storage across the hydrocarbon value chain.

•
Logistics. Crude oil is the primary raw material for transportation fuels and the basis for many products including plastics and petrochemicals, in addition to heating oil for homes once it is refined and prepared for use. Pipelines bring advantaged North American crude oil from the upper Great Plains, Louisiana, Texas and Canada to numerous refiners. Terminals provide for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products.

•
Storage. The hydrocarbon market is often volatile and the ability to take advantage of fast-moving market conditions is enhanced by our ability to store crude oil and other hydrocarbon-based products at our tank farms, butane and propane caverns, and in tanks within MPC’s refineries. Storage facilities provide flexibility and logistics optionality, which enhances MPC’s ability to maximize returns for refined products.

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

◦
Compression. Natural gas compression is a mechanical process in which a volume of natural gas at a given pressure is compressed to a desired higher pressure, which allows the natural gas to be gathered more efficiently and delivered into a higher-pressure system, processing plant or pipeline. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver natural gas into a higher-pressure system. Since wells produce at progressively lower field pressures as they deplete, field compression is needed to maintain throughput across the gathering system.

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

•
Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas is delivered to downstream transmission pipelines and NGL components are stored, transported and marketed to end-use markets. We market NGLs domestically as well as for export to international markets. NGLs are transported via pipeline, railcar, including unit trains, and truck. Each pipeline typically has storage capacity located both throughout the pipeline network and at major market centers to help temper seasonal demand and daily operational or supply-demand shifts. We also have caverns for propane storage in the northeastern United States.

Due to advances in well completion technology and horizontal drilling techniques, unconventional sources, such as shale and tight sand formations, have become the most significant source of current and expected future natural gas production. The industry as a whole is characterized by regional competition, based on the proximity of gathering systems and processing/fractionating plants to producing natural gas wells, or to facilities that produce natural gas as a byproduct of refining crude oil. Due to the shift in the source of natural gas production, midstream providers with a significant presence in the shale plays will likely have a competitive advantage. Well-positioned operations allow access to all major NGL markets and provide for the development of export solutions for producers. This proximity is enhanced by infrastructure build-out and pipeline projects.

OUR OPERATING SEGMENTS

We conduct our operations in two segments which include L&S and G&P. As of December 31, 2018, our assets and operations in each of these segments are described below.

L&S:

The L&S segment includes transportation, storage and marketing of crude oil, refined products and other hydrocarbon-based products, primarily in the Midwest and Gulf Coast regions of the United States. These assets consist of a network of wholly and jointly-owned common carrier crude oil and refined product pipelines and associated storage assets, refined product terminals, storage caverns, refinery-integrated tank farm assets including rail and truck racks, an inland marine business, an export terminal, and a fuels distribution business. Our pipeline network includes over 8,000 miles of pipeline across 17 states. Our storage caverns consist of butane, propane, and liquefied petroleum gas (“LPG”) storage with a combined capacity of 4.175 million barrels located in Neal, West Virginia; Woodhaven, Michigan; and Robinson, Illinois. Our terminal facilities for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products are located primarily in the Midwest, Gulf Coast and Southeast regions of the United States, and have a combined total shell capacity of approximately 23.7 million barrels. We also own tank farm assets at certain MPC refineries which include approximately 56 million barrels storage capacity, in addition to 48 rail and truck racks, 21 docks, and gasoline blenders. Our marine business owns and operates 23 boats, 256 barges, and third-party chartered equipment and includes a Marine Repair Facility (“MRF”), which is a full-service marine shipyard located on the Ohio River adjacent to MPC’s Catlettsburg, Kentucky refinery. Our fuels distribution business provides MPC with a broad range of scheduling and marketing services. Additionally, we have ownership in various joint-interests, including LOOP LLC, the only U.S. deep-water oil port, located offshore of Louisiana, which is used to import and export crude oil. We have completed the Robinson Butane Cavern project, Texas City tank farm expansion project, and major expansion work on the Ozark pipeline system as well as increasing our overall pipeline capacity across a variety of other pipeline systems. Our L&S assets are integral to the success of MPC’s operations.

We generate revenue in the L&S segment primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil and refined products at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month. We are also the operator of additional crude oil and refined product pipelines owned by MPC and third parties for which we are paid operating fees. For the year ended December 31, 2018, approximately 92 percent of L&S segment revenue and other income was generated from MPC. In this segment, we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities. However, we could be required to purchase or sell hydrocarbon-based volumes in the open market to make up negative or positive imbalances.

G&P:

We operate several natural gas gathering systems with the scope of gathering services that we provide dependent upon the composition of the raw or untreated gas at our producer customers’ wellheads. For dry gas, we gather and, if necessary, treat the gas and deliver it to downstream transmission systems. For wet gas that contains heavier and more valuable hydrocarbons, we gather the gas for processing at a processing complex. The capacities of these gathering systems are supported by long-term, fee-based agreements with major producer customers. Our natural gas processing complexes remove the heavier and more valuable hydrocarbon components from natural gas. This allows the residue gas remaining after extraction of the NGLs to meet the quality specifications for long-haul pipeline transportation or commercial use. Once natural gas has been processed at a natural gas processing complex, the heavier and more valuable hydrocarbon components, which have been extracted as a mixed NGL stream, can be further separated into their component parts through the process of fractionation. Our NGL fractionation facilities separate the mixture of extracted NGLs into individual purity product components for end-use sale. Our fractionation facilities for propane and heavier NGLs are supported by long-term, fee-based agreements with our key producer customers. All NGLs, other than purity ethane as discussed below, produced at our Cadiz Complex, Seneca Complex, Harmon Creek Complex, Majorsville Complex, Mobley Complex and Sherwood Complex are gathered to the Houston Complex or to the Hopedale Complex through a system of NGL pipelines to allow for fractionation into purity NGL products. NGLs other than purity ethane produced at the Bluestone processing plant are also fractionated at the Bluestone Complex into purity NGL products. We can also gather NGLs produced at a third party’s processing facilities to the Houston, Hopedale and Bluestone Complexes for fractionation.

As a result of the volume of natural gas production from the liquids-rich areas of the Marcellus and Utica Shales, we recover ethane from the natural gas stream for producer customers, which allows them to meet residue gas pipeline quality specifications and downstream pipeline commitments. Depending on market conditions, producer customers may also benefit from the potential price uplift received from the sale of their ethane. We have connections to several downstream ethane pipeline projects from many of our systems as follows:

•	We transport purity ethane produced at the Majorsville Complex, Mobley Complex and Sherwood Complex to the Houston Complex on a FERC pipeline.

•	We deliver purity ethane to Sunoco Logistics Partners L.P.’s (“Sunoco”) Mariner West pipeline (“Mariner West”) from the Harmon Creek Complex, Houston Complex and Bluestone Complex.

•	We deliver purity ethane to Enterprise Products Partners L.P.’s Appalachia-to-Texas Express pipeline from the Houston Complex and the Cadiz Complex.

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

•
In December 2018, phase two of Mariner East, a pipeline from our Houston and Hopedale Complexes in western Pennsylvania and eastern Ohio, respectively, began transporting propane and butane to the Marcus Hook Facility where it is loaded onto marine vessels and delivered to domestic and international markets.

As production in geographic regions and market demand continues to evolve, so do our planned capital expenditures. The following table summarizes our properties that are expected to be constructed or have planned expansions in upcoming years. For a full list of our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines see Item 2. Properties - Gathering and Processing.

Plant	Existing capacity	Planned capacity expansion	Expected in-service of expansion capacity	Geographic Region
Processing (MMcf/d):
Sherwood Complex	2,200	400	2019	Marcellus Operations
Smithburg Complex	—	1,200	TBD	Marcellus Operations
Western Oklahoma Complex	500	165	2019	Southwest Operations
Torñado Complex	—	200	2019	Southwest Operations
Apollo Complex	—	200	2020	Southwest Operations
Preakness Complex	—	200	2021	Southwest Operations
Fractionation (mbpd):
Hopedale Complex	240	80	2019	Marcellus/ Utica Operations
De-ethanization (mbpd):
Sherwood Complex	60	20	2019	Marcellus Operations

A significant portion of our business comes from a limited number of key customers. For the year ended December 31, 2018, revenues earned from two customers are significant to the segment, each accounting for 15 percent of G&P operating revenues and seven percent of consolidated operating revenues, respectively.

The following table summarizes our key producer customers and attributes for each geographic region:

	Marcellus Operations	Utica Operations	Southern Appalachian Operations	Southwest Operations
Key Producer Customers	Range Resources, Antero Resources(1), EQT(1), CNX, Southwestern(1), HG Energy(1), Penn Energy and others	Ascent, Gulfport, Antero Resources(1), EQT and others	Diversified Gas and Oil(1), and Gas Supply Resources(1)	Newfield, BP, Trinity, Chevron USA and others
Volume Protection	67% of 2018 capacity contains minimum volume commitments	27% of 2018 capacity contains minimum volume commitments	24% of 2018 capacity contains minimum volume commitments	14% of 2018 capacity contains minimum volume commitments
Area Dedications	4.1 million acres	3.9 million acres	None	2.0 million acres

(1)	We do not provide gathering services for these producer customers.

For further financial information regarding our segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

OUR L&S CONTRACTS WITH MPC AND THIRD PARTIES

Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC

Our L&S assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation, terminal and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation, terminal and storage services to MPC and, other than under our marine transportation services agreement, MPC has committed to provide us with minimum quarterly throughputs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation services agreement. We also have a Fuels Distribution Services Agreement with MPC under which we provide scheduling and marketing services of MPC’s products.

The following table sets forth additional information regarding our transportation, terminal, fuels distribution, and storage services agreements with MPC:

Agreement	Initiation Date	Term (years)(4)	MPC minimum commitment(1)
Transportation Services (mbpd):
Crude pipelines	Various	5-10	1,421
Product pipelines	Various	10-15	1,005
Marine	January 1, 2015	6	N/A(2)
Storage Services (mbbls):
Caverns	Various	10-17	4,175
Tank Farms(3)	Various	3-10	75,740
Terminal Services (mbbls)	April 1, 2016	10	131,530
Fuels Distribution Services (million gallons)	February 1, 2018	10	23,449

(1)
Quarterly commitments for our transportation services agreements refer to throughput in thousands of barrels per day and, for crude oil transportation services agreements, are adjusted for crude viscosities. Commitments for our cavern storage services agreements refer to thousands of barrels. Commitments for our terminal services agreements refer to quarterly terminal throughput in thousands of barrels. Commitments for the Fuels Distribution Services Agreement refers to millions of gallons per year. Minimum commitments on some agreements are reduced by any third-party throughput volumes.

(2)	MPC has committed to utilize 100 percent of our available capacity of boats and barges.

(3)	Volume shown represents total tank farm capacity in thousands of barrels (includes Refining Logistics tanks).

(4)
Renewal terms on our agreements include multiple two to five-year terms for transportation services agreements, one additional five-year term for our terminal services agreement, various renewal terms ranging from zero to 10 years for our cavern storage services agreements, various renewal terms ranging from one to five years for our tank farm storage services agreements, two additional five-year terms for our marine transportation services agreement and one additional five-year term for our Fuels Distribution Services Agreement. These renewals are automatic, unless terminated by either party.

Under all of our transportation services agreements, except for our marine agreement, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect (the “Quarterly Deficiency Payment”). Under these transportation services agreements, the amount of any Quarterly Deficiency Payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline in excess of MPC’s minimum volume commitment during any of the succeeding four or eight quarters, after which time any unused credits will expire. Upon the expiration or termination of a transportation services agreement, MPC will have the opportunity to apply any such remaining credit amounts until the completion of any such four-quarter or eight-quarter period, as applicable. Remaining credits may be used against any volumes shipped by MPC on the applicable pipelines, without regard to minimum volume commitments that may have been in place during the term of the agreement.

Under our terminal services agreement, if MPC fails to meet its minimum volume commitment during any quarter, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual fee then in effect.

Under the Fuels Distribution Services Agreement, MPC pays MPLX a tiered monthly fee-based on the volume of MPC’s products sold by MPLX each month, subject to a maximum annual volume. MPLX has agreed to use commercially reasonable efforts to sell not less than a minimum quarterly volume of MPC’s products during each calendar quarter. If MPLX sells less than the minimum quarterly volume of MPC’s products during any calendar quarter despite its commercially reasonable efforts, MPC will pay MPLX a deficiency payment equal to the volume deficiency multiplied by the applicable tiered fee. The dollar amount of actual sales volume of MPC’s products that exceeds the minimum quarterly volume (an “Excess Sale”) for a particular quarter will be applied as a credit, on a first-in-first-out basis, against any future deficiency payment owed by MPC to MPLX during the four calendar quarters immediately following the calendar quarter in which the Excess Sale occurs.

MPC’s obligations under these agreements will not terminate if MPC no longer controls our general partner.

Pipeline Operating Agreements with MPC

We operate various pipelines owned by MPC under operating services agreements. Under these operating services agreements, we receive an operating fee for operating the assets, which include certain MPC wholly-owned or partially-owned crude oil and refined product pipelines, and for providing various operational services with respect to those assets. We are generally reimbursed for all direct and indirect costs associated with operating the assets and providing such operational services. These agreements vary in length and automatically renew with most agreements being indexed for inflation.

Pipeline Operating Agreements with Third Parties

We maintain and operate four joint interest pipelines including Capline, Centennial, Lou-Lex and Muskegon. We receive an operating fee for each of these pipelines, which is subject to adjustment for inflation. In addition, we are reimbursed for specific costs associated with operating each pipeline. The length and renewals terms for each agreement vary.

Terminal Services Agreements with Third Parties

We have multiple terminal services agreements with third parties under which we provide use of pipelines and tank storage, and provide services, facilities and other infrastructure related to the receipt, storage, throughput, blending and delivery of commodities. Generally, these agreements are subject to prepaid throughput volumes under which we agree to handle a certain amount of product throughput each month in exchange for a predetermined fixed fee, with any excess throughput or ancillary services subject to additional charges.

Management Services Agreement with MPC

MPLX has a management services agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. MPLX receives a fixed annual fee for providing the required management services. This fee is adjusted annually on the anniversary of the contract for inflation and any changes in the scope of the management services provided. This agreement is set to expire on January 1, 2021 and automatically renews for two additional renewal terms of five years each unless terminated by either party.

Other Agreements with MPC

We have an omnibus agreement with MPC that addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain services to us, as well as MPC’s indemnification of us for certain matters, including certain environmental, title and tax matters. In addition, we will indemnify MPC for certain matters under this agreement.
We also have various employee services agreements under which we reimburse MPC for the provision of certain operational and management services to us. All of the employees that conduct our business are directly employed by affiliates of our general partner.

OUR RELATIONSHIP WITH MPC

One of our competitive strengths is our strategic relationship with MPC, which, with its recent acquisition of Andeavor effective October 1, 2018, is the largest crude oil refiner in the United States in terms of refining capacity. MPC owns and operates 16 refineries in the West Coast, Gulf Coast and Mid-Continent regions of the United States and distributes refined products through transportation, storage, distribution and marketing services provided by its midstream segment. MPC’s midstream segment consists of both MPLX and ANDX, the latter of which was acquired through the Andeavor acquisition. MPLX, through its fuels distribution services, distributes refined products under the Marathon brand through an extensive network of retail locations owned or operated by independent entrepreneurs, and through company owned and operated convenience stores across the United States, including under the Speedway brand.

MPC retains a significant interest in us through its non-economic ownership of our general partner and holding approximately 64 percent of the outstanding common units of MPLX as of December 31, 2018. We believe MPC will promote and support the successful execution of our business strategies given its significant interest in us and its stated intention to grow its midstream business. This was demonstrated by the completion of the dropdowns of MLP-qualifying assets and services in 2017 and 2018.

OUR G&P CONTRACTS WITH THIRD PARTIES

The majority of our revenues in the G&P segment are generated from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, exchange, marketing and storage; and crude oil gathering and transportation. MPLX enters into a variety of contract types including fee-based, percent-of-proceeds, keep-whole and purchase arrangements in order to generate service revenue and product sales. See Item 8. Financial Statements and Supplementary Data - Note 2 for a further description of these different types of arrangements.

In many cases, MPLX provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of MPLX’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. In addition, minimum volume commitments may create contract liabilities or deferred credits if current period payments can be used for future services. Breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods.

MPLX’s contract mix and exposure to natural gas and NGL prices may change as a result of changes in producer preferences, MPLX expansion in regions where some types of contracts are more common and other market factors, including current market and financial conditions which have increased the risk of volatility in oil, natural gas and NGL prices. Any change in mix may influence our long-term financial results.

COMPETITION

Within our L&S segment, as a result of our contractual relationship with MPC under our transportation and storage services agreements, our terminal services agreement, and our physical asset connections to MPC’s refineries and terminals, we believe that MPC will continue to utilize our assets for transportation, storage, distribution and marketing services.

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

In our G&P segment, we face competition for natural gas gathering and in obtaining natural gas supplies for our processing and related services; in obtaining unprocessed NGLs for gathering and fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering systems and gas processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and industry marketing centers, and cost efficiency and reliability of service. Competition for customers to purchase our natural gas and NGLs is based primarily on price, delivery capabilities, flexibility and maintenance of high-quality customer relationships.

Our competitors include:

•	natural gas midstream providers, of varying financial resources and experience, that gather, transport, process, fractionate, store and market natural gas and NGLs;

•	major integrated oil companies and refineries;

•	independent exploration and production companies;

•	interstate and intrastate pipelines; and

•	other marine and land-based transporters of natural gas and NGLs.

Some of our competitors operate as MLPs or are owned by infrastructure funds and may enjoy a cost of capital comparable to and, in some cases, lower than ours. Other competitors, such as major oil and gas and pipeline companies, have capital resources and contracted supplies of natural gas substantially greater than ours. Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

We believe that our customer focus, demonstrated by our ability to offer an integrated package of services and our flexibility in considering various types of contractual arrangements, allows us to compete more effectively. This includes having access to both NGL and natural gas markets to allow for flexibility in our gathering and processing in addition to having critical connections to a strong sponsor and key market outlets for NGLs and natural gas. In the Marcellus and Utica regions, our early entrance in the liquids-rich corridors of the Marcellus and Utica shale plays through our strategic gathering and processing agreements with key producers enhances our competitive position to participate in the further development of these resource plays. In the Southern Appalachia region, our operational experience of more than 20 years as the largest processor and fractionator and our existing presence in the Appalachian Basin provide a significant competitive advantage. In the Southwest region, our major gathering systems are located primarily in the heart of shale plays with significant long-term growth opportunities and provide producers with low-pressure and fuel-efficient service, which differentiates us from many competing gathering systems in those areas. The strategic location of our assets, including those connected to MPC, and the long-term nature of many of our contracts also provide a significant competitive advantage.

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

Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors including variations in weather patterns from year to year. However, we manage the seasonality impact through the execution of our marketing strategy. We have access to up to 0.8 million barrels of propane storage capacity in the Southern Appalachia region provided by an arrangement with a third party which provides us with flexibility to manage the seasonality impact.

REGULATORY MATTERS

Our operations are subject to extensive regulations. The failure to comply with applicable laws and regulations or to obtain, maintain and comply with requisite permits and authorizations can result in substantial penalties and other costs to MPLX. The regulatory burden on our operations increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. The following is a summary of some of the environmental health and safety laws and regulations to which our operations are subject.

Pipeline Regulations

Common Carrier Liquids Pipeline Operations. We have liquids pipelines that are common carriers subject to regulation by various federal, state and local agencies. FERC regulates interstate transportation on liquids pipelines under the Interstate Commerce Act (“ICA”), Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate pipelines that transport crude oil, NGLs (including purity ethane) and refined petroleum products (collectively referred to as “petroleum pipelines”), be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper.

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

EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates in effect for the 365-day period ending on the date of the passage of EPAct 1992 for interstate transportation service were deemed just and reasonable and therefore are grandfathered. Subsequent changes to those rates are not grandfathered. New rates have since been established after EPAct 1992 for certain pipelines, and the rates for certain of our products pipelines have subsequently been approved as market-based rates.

EPAct 1992 required FERC to establish a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines. As a result, FERC adopted an indexed rate methodology which, as currently in effect, allows petroleum pipelines to change their rates within prescribed ceiling levels that are tied to annual changes in the PPI-FG. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, petroleum pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus an adder that is currently set at 1.23 percent and is reviewed every five years. The current adder will be in effect until June 30, 2021 or upon a formal rulemaking by FERC. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates and settlement rates (unless permitted under the settlement). A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so, and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s costs. However, FERC is currently evaluating how indexed adjustments to rates can be challenged as well as how pipelines must demonstrate their annual costs and incomes. Therefore, we cannot guarantee FERC will not make changes to its current policy regarding challenges in the future. Under the indexing rate methodology, in any year in which the index is negative, a pipeline must lower the rate ceiling and file to lower their rates if those rates would otherwise be above the rate ceiling, unless the pipeline makes a filing attesting that all shippers that pay the rate have approved the pipeline not lowering the rate or the pipeline can demonstrate substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index.

While petroleum pipelines often use the indexing methodology to change their rates, petroleum pipelines may elect to support proposed rates by using other methodologies such as cost-of-service ratemaking, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement if agreed upon by all current shippers. We have used index rates, settlement rates and market-based rates to change the rates for our different FERC-regulated petroleum pipelines.

FERC issued a policy statement in May 2005 stating that it would permit interstate petroleum pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s 2005 policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. FERC’s 2005 income tax policy was the subject of various appeals by shippers, before FERC and the courts, and United States Court of Appeals for the District of Columbia Circuit issued a ruling that remanded a case related to pass-through entities and the income tax allowance back to FERC for further review and consideration. In response, FERC issued a Revised Policy Statement on the Treatment of Income Taxes on March 15, 2018 indicating, among other things, that interstate petroleum pipelines held by master limited partnerships would no longer be allowed to recover an income tax allowance in cost-of-service rates. We cannot guarantee that FERC or the courts will not make changes to the policy in the future.

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

FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates are not the subject of a protest or a complaint by a shipper. MPC has agreed not to contest our tariff rates for the term of our transportation and storage services agreements with MPC, but we do not have any of these types of agreements with third parties. FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party if the third party is either a current shipper or is able to show that it has a substantial economic interest in our tariff rate level.

If our rate levels were investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

If FERC or a state commission were to determine that our rates were or had become unjust and unreasonable, we could be ordered to reduce rates prospectively and pay refunds and/or reparations to shippers.

FERC-Regulated Natural Gas Pipelines. Our natural gas pipeline operations are subject to federal, state and local regulatory authorities. Specifically, we have FERC gas tariffs on file for MarkWest New Mexico, L.L.C. and MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), with respect to our Hobbs Pipeline and the Arkoma Connector Pipeline. Additionally, we have ownership interests in joint ventures with FERC gas tariffs on file.

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

Intrastate Natural Gas Pipeline Regulation. Some of our intrastate gas pipeline facilities are subject to various state laws and regulations that affect the rates we charge and terms of service. Although state regulation is typically less onerous than FERC, state regulation typically requires pipelines to charge just and reasonable rates and to provide service on a non-discriminatory basis. The rates and service of an intrastate pipeline generally are subject to challenge by complaint. Additionally, FERC has adopted certain regulations and reporting requirements applicable to intrastate natural gas pipelines (and Hinshaw natural gas pipelines) that provide certain interstate services subject to FERC’s jurisdiction. We are subject to such regulations and reporting requirements to the extent that any of our intrastate pipelines provide, or are found to provide, such interstate services.

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

Currently, PHMSA is evaluating possible changes to the scope and applicability of 49 Code of Federal Regulations (“C.F.R.”) Part 192, which governs construction standards and operation of certain natural gas gathering pipelines. The changes that have been proposed include, but are not limited to, more stringent construction standards for remote facilities, as well as additional record-keeping requirements. Depending upon the nature of the final rule-making, those could have an impact upon MPLX LP operations. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors.

Natural Gas Processing. Our natural gas processing operations are not presently subject to FERC or state rate regulation. There can be no assurance that our processing operations will continue to be exempt from rate regulation in the future. In addition, although the processing facilities may not be directly related, other laws and regulations may affect the availability of natural gas for processing, such as state regulation of production rates and maximum daily production allowances from gas wells, which could impact our processing business.

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

Our NGL pipelines are also subject to safety regulation by the DOT under 49 C.F.R. Part 195 for operators of hazardous liquid pipelines. Currently, PHMSA plans to move forward with final rulemaking on possible changes to the scope and applicability of 49 C.F.R. Part 195, including, among other things, expansion of reporting obligations, additional inspection requirements, emergency order authority, expansion of integrity management principles and expansion of the use of leak detection systems. These changes will likely be implemented in 2019 and could have an impact upon MPLX LP and other pipeline operators. Our NGL pipelines and operations may also be or become subject to state public utility or related jurisdiction which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL gathering facilities.

Propane Regulation. National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane or comparable regulations, have been adopted as the industry standard in all of the states in which we operate. In some states these laws are administered by state agencies and in others they are administered on a municipal level. With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the DOT. We conduct ongoing training programs to help ensure that our operations comply with applicable regulations. We maintain various permits that are necessary to operate our facilities, some of which may be material to our propane operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and comply in all material respects with applicable laws and regulations.

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

Under the omnibus agreement, MPC has agreed to indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets that we acquired from MPC and due to occurrences on or before the closing of the Initial Offering. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before the closing of the Initial Offering and identified prior to the fifth anniversary of the closing of the Initial Offering, and will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification for losses incurred. Any other liabilities for which MPC has agreed to indemnify us are not subject to a deductible before we are entitled to indemnification. There is no limit on the amount for which MPC has agreed to indemnify us under the omnibus agreement once we meet the deductible, if applicable. Neither we nor our general partner have any contractual obligation to investigate or identify any such unknown environmental liabilities. We have agreed to indemnify MPC for events and conditions associated with the ownership or operation of our assets due to occurrences after the closing of the Initial Offering and for environmental liabilities associated with or arising from our ownership or operation of the assets on or after the closing of the Initial Offering, in each case, to the extent MPC is not required to indemnify us for such liabilities. MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”), has agreed to indemnify MPC for events and conditions associated with the operations of the Pipe Line Holdings assets that occur after the closing of the Initial Offering. Liabilities for which we and Pipe Line Holdings have agreed to indemnify MPC pursuant to the omnibus agreement are not subject to a deductible before MPC is entitled to indemnification. There is no limit on the amount for which we or Pipe Line Holdings has agreed to indemnify MPC under the omnibus agreement.

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

We currently own or lease, and have in the past owned or leased, properties that have been used over the years for natural gas gathering, processing and transportation, for NGL fractionation or for the storage, gathering and transportation of crude oil. Although waste disposal practices within the NGL industry and other oil and natural gas related industries have been enhanced and improved over the years, it is possible that petroleum hydrocarbons and other non-hazardous or hazardous wastes may have been disposed of by prior owners or operators on or under these various properties owned or leased by us during the operating history of those facilities. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, or to perform remedial operations to prevent future contamination.

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

We are also entitled to indemnification from MPC for assets we acquired from MPC in our Initial Offering, as further described above under “General”. In addition, from time to time, we have acquired, and we may acquire in the future, facilities from third parties or MPC that previously have been or currently are the subject of investigatory, remedial or monitoring activities relating to environmental matters. The terms of each acquisition will vary, and in some cases we may receive contractual indemnification from the prior owner or operator for some or all of the liabilities relating to such matters, and in other cases we may agree to accept some or all of such liabilities. We do not believe that the portion of any such liabilities that MPLX may bear with respect to any such properties previously acquired by MPLX will have a material adverse impact on our financial condition or results of operations.

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

Air Emissions

The Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements. However, we may be required to incur capital expenditures in the future for installation of air pollution control equipment and encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs. For example, the EPA issued final regulations in October 2015 to revise the National Ambient Air Quality Standard for ozone to 70 parts per billion for both the eight-hour primary and secondary standards protective of public health and public welfare. In actions dated April 30, 2018, and July 25, 2018, the EPA finalized nonattainment designations for certain areas under the lower primary ozone standard. For areas designated nonattainment, states will be required to adopt State Implementation Plans (“SIPs”) for nonattainment areas. These SIPs may include NOx and/or VOC reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various SIPs requirements at this time. In 2016, the EPA promulgated regulation regarding performance standards for methane emissions from new and modified oil and gas production and natural gas processing and transmission facilities, which could require additional capital expenditures, increase our operating costs or otherwise restrict our operations. In September 2018, the EPA proposed targeted improvements to the 2016 New Source Performance Standards for the oil and gas industry that are meant to streamline implementation of the rules. Additionally, the EPA finalized regulations to revise existing refinery air emissions standards, which require additional controls, lower emission standards and require ambient air monitoring. These revised refinery standards affect refineries, including MPC’s refineries from which we receive significant revenues. To the extent capital expenditures required to comply with new legislative and regulatory requirements have a material effect on MPC or our other customers, they could have a material effect on our business and results of operations.

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

Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and it is possible that such legislation could be enacted in the future. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. The EPA’s 2016 New Source Performance Standards for the oil and gas industry are aimed at minimizing fugitive emissions and establishing methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the former Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. This rule is currently being challenged in court by various affected states, and the EPA continues to review and consider further changes to these standards. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and natural gas produced by our exploration and production customers that, in turn, could reduce the demand for our services and thus adversely affect our cash available for distribution to our unitholders.

Endangered Species Act and Migratory Bird Treaty Act Considerations

The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that may affect endangered or threatened species, including their habitats. If protected species are located in areas where we propose to construct new gathering or transportation pipelines, processing or fractionation facilities, or other infrastructure, such work could be prohibited or delayed in certain of those locations or during certain times, when our operations could result in a taking of the species or destroy or adversely modify critical habitat that has been designated for the species. We also may be obligated to develop plans to avoid potential takings of protected species and provide mitigation to offset the effects of any unavoidable impacts, the implementation of which could materially increase our operating and capital costs. Existing laws, regulations, policies and guidance relating to protected species may also be revised or reinterpreted in a manner that further increases our construction and mitigation costs or restricts our construction activities. Additionally, construction and operational activities could result in inadvertent impact to a listed species and could result in alleged takings under the ESA, exposing MPLX to civil or criminal enforcement actions and fines or penalties. Moreover, as a result of a settlement approved by the United States District Court for the District of Columbia in September 2011, the United States Fish and Wildlife Service (“FWS”) is required to make a determination on listing numerous species as endangered or threatened under the ESA by completion of the agency’s 2017 fiscal year. For example, in April 2015, the FWS published a final rule listing the Northern Long Eared Bat as threatened under the ESA. In another example, in September 2016, the FWS announced the listing of the Eastern Massasauga rattlesnake as a threatened species under the ESA. In addition, in January 2017, FWS issued a final rule listing the rusty patched bumblebee as an endangered species effective in February 2017. All of these species, along with the other endangered species such as the Indiana Bat and American Burying Beetle, are in areas in which we operate. The listing of these or other species as threatened or endangered in areas where we conduct operations or plan to construct pipelines or facilities may cause us to incur increased costs arising from species protection measures or could result in delays in, or prohibit, the construction of our facilities or limit our customer’s exploration and production activities, which could have an adverse impact on demand for our midstream operations.

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

Regulation

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

The DOT has delegated its authority under these statutes to the PHMSA, which administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of natural gas by pipeline (49 C.F.R. Part 192), as well as hazardous liquids by pipeline (49 C.F.R. Part 195), including regulations for the design and construction of new pipelines or those that have been relocated, replaced or otherwise changed (Subparts C and D of 49 C.F.R., Part 195); pressure testing of new pipelines (Subpart E of 49 C.F.R. Part 195); operation and maintenance of pipelines, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs and managing the operation of pipeline control rooms (Subpart F of 49 C.F.R. Part 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 C.F.R. Part 195); and integrity management requirements for pipelines in HCAs (49 C.F.R. 195.452). PHMSA has undertaken a number of initiatives to reevaluate its pipeline safety regulations. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors.

Pipeline Control and Monitoring

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

Notwithstanding the foregoing, PHMSA and one or more state regulators have, in isolated circumstances in the past, sought to expand the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities in order to assess compliance with hazardous liquids pipeline safety requirements. If any of these actions were made broadly enforceable as part of a rule-making process or codified into law, they could result in additional capital costs, possible operational delays and increased costs of operation.

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

EMPLOYEES

We are managed and operated by the board of directors and executive officers of MPLX GP LLC (“MPLX GP”), our general partner. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are directly employed by affiliates of our general partner. Our general partner and its affiliates have approximately 4,500 full-time employees that provide services to us under our employee services agreements. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

AVAILABLE INFORMATION

General information about MPLX LP and our general partner, MPLX GP, including Governance Principles, Audit Committee Charter, Conflicts Committee Charter and Certificate of Limited Partnership, can be found at www.mplx.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available in this same location.

MPLX LP uses its website, www.mplx.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the SEC, or on the SEC’s website at www.sec.gov. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all the other information set forth elsewhere in this Annual Report on Form 10-K in evaluating us and our common units. Some of these risks relate principally to our business, the business and operations of MPC and the industry in which we operate, while others relate principally to tax matters, ownership of our common units and the securities markets generally.

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

We have significant debt obligations, which totaled $13.9 billion as of December 31, 2018. We may incur significant debt obligations in the future, including under our loan agreement with MPC. Our existing and future indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:

•
We may have difficulties obtaining additional financing for working capital, capital expenditures, acquisitions, or general business purposes on favorable terms, if at all, or our cost of borrowing may increase. Our funds available for operations, business opportunities and distributions to unitholders will also be reduced by that portion of our cash flow required to make interest payments on our debt.

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

A significant portion of our operations are dependent upon production from oil and natural gas reserves and wells owned by our producer customers, which will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels and the utilization rate of our facilities, we must continually obtain new oil, natural gas, NGL and refined product supplies, which depend in part on the level of successful drilling activity near our facilities.

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

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, gross domestic product, consumer interest rates, government spending, consumer confidence and debt levels, retail trends, inflation, tariffs, trade agreements and foreign currency exchange rates, may generally affect our business. Recessionary economic cycles, higher unemployment rates, higher fuel and other energy costs and higher tax rates may adversely affect demand for natural gas, NGLs and crude oil. Also, any tightening of the capital markets could adversely impact our ability to execute our long-term organic growth projects and meet our obligations to our customers and limit our ability to raise capital and, therefore, have an adverse impact on our ability to otherwise take advantage of business opportunities or react to changing economic and business conditions. These factors could have a material adverse effect on our revenues, income from operations, cash flows and our quarterly distribution on our common units.

Our business plan and growth strategy may require access to new capital. An increased cost of capital could impair our ability to grow, our ability to make distributions to unitholders at our intended levels and trigger us to impair our goodwill and intangible assets.

Our ability to successfully operate our business, generate sufficient cash to pay the quarterly cash distributions to our unitholders and to allow for growth of our business and the growth of our distributions is subject to a number of risks and uncertainties, including economic and competitive factors beyond our control, which may impair our access to new capital. If the cost of capital becomes too expensive, we may not be able to raise the necessary funds from the capital markets on satisfactory terms, if at all. We may be required to consider alternative financing strategies such as the formation of joint ventures or the sale of non-strategic assets, which may not provide the necessary capital, and our ability to develop or acquire strategic and accretive assets and finance growth projects will be limited. Factors that influence our cost of capital include market conditions, including our common unit price and the resultant distribution yield. A significant decline in oil prices can impact our common unit price. When the price of our common units decreases, the resultant distribution yield increases, and our cost of capital increases accordingly. A significant drop in our unit price could also trigger an impairment of our goodwill and intangible assets.

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

Our inability, or limited ability, to control certain aspects of management of joint venture legal entities in which we have a partial ownership interest means that we may be unable to control, and may not receive, the amount of cash we expect to be distributed to us, which could adversely affect our ability to pay the minimum quarterly distribution to our unitholders. In addition, for entities where we have a noncontrolling ownership interest, or for entities that we operate but in which the noncontrolling interest owners have participative rights, we will be unable to control ongoing operational or other decisions, including the incurrence of capital expenditures that we may be required to fund, the incurrence of debt, or the pursuit of certain projects that we may want to pursue. Certain of our joint venture partners have the option to not make, or may otherwise cease making, capital contributions, so we may be required to fully fund capital or operating expenditures for the joint venture. For joint ventures we operate, we may not receive adequate reimbursement for all of the expenditures we incur to operate the joint venture.

Furthermore, the amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which is affected by non-cash items. As a result, we may make distributions during periods when we record net losses and may not make distributions during periods when we record net income.

Our expansion of existing assets and the construction of new assets will be subject to regulatory, environmental, political, legal and economic risks that could adversely impact our business, financial condition, results of operations and cash flows.

One of the ways we intend to grow our business is through the construction of, or additions to, our existing gathering, transportation, treating, processing, storage and fractionation facilities. We may also grow our business by constructing new pipelines or expanding existing pipelines by adding horsepower or pump stations or by adding additional pipelines along existing pipelines. Such construction requires the expenditure of significant amounts of capital, which may exceed our expectations, and involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond are control. Factors beyond our control include delays caused by third-party landowners, unavailability of materials, labor disruptions, environmental constraints, financing, accidents, weather and other factors. Additionally, we are subject to numerous regulatory, environmental, political, legal and inflationary uncertainties, including societal sentiment regarding the development and use of carbon-based fuels, political pressures and the influence of environmental or other special interest groups, as well as stringent and lengthy federal, state and local permitting, zoning, consent, or authorizations requirements, or new laws, regulations, requirements or enforcement actions, which may cause us to incur additional capital expenditures, delay, interfere with or impair our construction activities, including by requiring the redesign of facilities, the acquisition of additional equipment, and relocations or rerouting of facilities, and subject us to additional expenses or penalties and adversely affect our operations and cash flows available for distribution to unitholders. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to pipelines, negative public perception regarding the oil and gas industry, and concerns regarding greenhouse gas emissions downstream of pipeline operations. If we undertake these projects, we may not be able to complete them on schedule, or at all, or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly.

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

Furthermore, we may have only limited oil, natural gas, NGL or refined product supplies committed to any new facility prior to its construction. We may construct facilities to capture anticipated future growth in production or satisfy anticipated market demand which does not materialize, the facilities may not operate as planned or may not be used at all. In order to attract additional oil, natural gas, NGL or refined product supplies from a customer, we may be required to order equipment and facilities, obtain rights of way or other land rights or otherwise commence construction activities for facilities that will be required to serve such customer’s additional supplies prior to executing agreements with the customer. If such agreements are not executed, we may be unable to recover such costs and expenses. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough oil, natural gas, NGLs or refined products to achieve our expected investment return or result in immediate revenue increases, which could adversely affect our operations and cash available for distribution. Alternatively, oil, natural gas, NGL or refined product supplies committed to facilities under construction may be delivered prior to completion of such facilities, or we may otherwise have unexpected increase in volumes that could adversely affect our ability to expand our facilities. In such event, we may be required to temporarily utilize third-party facilities for such oil, natural gas, NGLs or refined products, which may increase our operating costs and reduce our cash available for distribution.

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

The extent of our commodity price exposure is related largely to our contract mix and the effectiveness and scope of our derivative activities. We have a policy to enter into derivative transactions related to only a portion of the volume of our expected production or fuel requirements that are subject to commodity price volatility and, as a result, we expect to continue to have some direct commodity price exposure. Our actual future production or fuel requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to settle all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, which could result in a substantial diminution of our liquidity. Alternatively, we may seek to amend the terms of our derivative financial instruments, including the extension of the settlement date of such instruments. Additionally, because we may use derivative financial instruments relating to the future price of crude oil to mitigate our exposure to NGL price risk, the volatility of our future cash flows and net income may increase if there is a change in the pricing relationship between crude oil and NGLs. As a result of these factors, our risk management activities may not be as effective as we intend in reducing the downside volatility of our cash flows and, in certain circumstances, may actually increase the volatility of our cash flows. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect and our risk management policies and procedures are not properly followed. For further information about our risk management policies and procedures, please read Item 8. Financial Statements and Supplementary Data – Note 17.

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

As a result of the Dodd-Frank Act, OTC derivatives markets and entities are subject to regulation by the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions that are or become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. Although we believe that we qualify for the end-user exception to the mandatory clearing requirements for swaps to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants may change the cost and availability of the swaps that we use for hedging. Additional mandatory clearing requirements could be imposed that may impair our ability to maintain OTC hedging positions or require us to post collateral. The Dodd-Frank Act and its implementing regulations, including those not yet finalized, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, increase the administrative burden and regulatory risk associated with entering into certain derivative contracts, and increase our exposure to less credit-worthy counterparties. As a result, if we reduce our use of derivatives, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our income from operations and cash flows available for distribution.

Due to an increased domestic supply of NGLs, we may be required to find alternative NGL market outlets and to rely more heavily on the export of NGLs, which may increase our operating costs or reduce the price received for NGLs and thereby reduce our cash available for distribution.

Due to increased production of natural gas, particularly in shale plays, there is an increased domestic supply of NGLs, which is currently outpacing, and could continue to outpace, domestic demand. As a result, we and our producer customers may need to continue to find alternate NGL market outlets and to rely more heavily on the export of NGLs. Our ability to find alternative NGL market outlets is dependent upon a variety of factors, including the construction and installation of additional NGL transportation infrastructure necessary to transport NGLs to other markets. In order to obtain committed transportation capacity, it may be necessary to make significant minimum volume commitments, with take or pay payments or deficiency fees if the minimum volume is not delivered. In other instances, we may enter into long-term sales arrangements, and we may incur shortfall or deficiency fees or be subject to other liabilities, including breach of contract claims, if we do not deliver the contracted quantity. We market NGLs on behalf of certain of our producer customers, and as a result, we may make such commitments on behalf of those producer customers. We expect to be able to pass such commitments through to our producer customers, but if we were unable to do so, our operating costs may increase significantly, which could have a material adverse effect on our results of operations and our ability to make cash distributions. Certain of our producer customers have elected, or may from time to time in the future elect, to take in kind and market their NGLs directly, which may also impact our ability to meet any obligations we may have to deliver contracted quantities of NGLs or other commitments. Similarly, our ability to export NGLs on a competitive basis is impacted by various factors, including:

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

Significant acquisitions in the future will involve the integration of new assets or businesses and present substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.

Our future growth may depend in part on our ability to integrate our future acquisitions. We cannot guarantee that we will successfully integrate assets acquired in dropdowns from MPC, or any other acquisitions, into our existing operations, or that we will achieve the desired profitability and anticipated results from such acquisitions. Failure to achieve such planned results could adversely affect our operations and cash available for distribution.

Significant acquisitions, including any potential transaction with ANDX, present potential risks including:

•	inaccurate assumptions about future synergies, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate assets or businesses we acquire;

•	a decrease in our liquidity resulting from using a portion of our available cash or borrowing capacity under our revolving credit agreement to finance transactions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance transactions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	the loss of customers or key employees from the acquired businesses.
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

Some of our natural gas, crude oil, NGL, and refined product pipelines are, or may in the future be, subject to siting, public necessity and/or service regulations by FERC and/or various state or other regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas, NGLs, crude oil and refined products in interstate commerce and FERC’s regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities (for natural gas pipelines only); rates; operations; accounts and records; and depreciation and amortization policies. FERC’s action in any of these areas or modifications of its current regulations can adversely impact our ability to compete for business, the costs we incur in our operations, the construction of new facilities or our ability to recover the full cost of operating our pipelines. FERC also may conduct audits of these facilities, and if FERC determines that we are not in compliance with our tariff or applicable regulations, we may incur additional costs, expenses or penalties. For certain natural gas, NGL, crude oil and refined product common carrier pipelines, we have FERC tariffs on file and we may have additional pipelines in the future that may be subject to these requirements. We also own and are constructing pipelines, including pipelines that carry NGLs between our processing and fractionation facilities, that we believe are either not subject to FERC’s jurisdiction or would otherwise meet the qualifications for a waiver from many or all of FERC’s requirements. However, we cannot provide assurance that FERC will not at some point find that some or all of these pipelines are subject to FERC’s requirements and/or are otherwise not exempt from certain requirements. Such a finding could subject us to potentially burdensome and expensive operational, reporting and other requirements as well as fines, penalties or other sanctions.

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

Some of our natural gas, NGL, crude oil and refined product pipelines, are subject to FERC’s rate-making policies that could have an adverse impact on our ability to establish rates that would allow us to recover the full cost of operating our pipelines including a reasonable return.

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

The construction of additions to, or expansions of, our facilities may require us to obtain new rights-of-way or other property rights prior to constructing new plants, pipelines and other transportation and storage facilities. We may be unable to obtain such rights-of-way or other property rights to connect new natural gas supplies to our existing gathering lines, to connect our existing or future facilities to new natural gas, NGL, crude oil or refined product markets, or to capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to renew existing rights-of-way or other property rights, including the renewal of leases for land on which our processing facilities are located. If the cost of obtaining new or renewing existing rights-of-way or other property rights increases, it may adversely affect our operations and cash flows available for distribution to unitholders. If we are unable to renew a lease or other land rights for land on which any of our processing or other facilities are located, we may be required to remove our facilities from that site, which could require us to incur significant costs and expenses, disrupt our operations, and adversely affect our cash available for distribution.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make distributions at our intended levels.

Our revolving credit facility and our loan agreement with MPC Investment LLC (“MPC Investment”) have variable interest rates. The United States Federal Reserve has gradually raised the federal funds rate since 2015 and may continue to raise interest rates in the future. As a result, future interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future prior to the applicable stated maturity. Furthermore, as with other yield-oriented securities, our unit price will be impacted by our cash distributions and the implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make distributions at our intended levels.

Our business is subject to laws and regulations with respect to environmental, occupational safety and health, nuisance, zoning, land use and other regulatory matters, and the violation of, or the cost of compliance with, such laws and regulations could adversely affect our operations and cash flows available for distribution to our unitholders.

Numerous governmental agencies enforce federal, regional, state and local laws and regulations on a wide range of environmental, occupational safety and health, nuisance, zoning, land use, endangered species and other regulatory matters. We could be adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. Strict joint and several liability may be incurred without regard to fault, or the legality of the original conduct, under certain of the environmental laws for remediation of contaminated areas, including CERCLA, RCRA and analogous state laws. Private parties, including the owners of properties located near our facilities or through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. New, more stringent environmental laws, regulations and enforcement policies, the listing of additional species as endangered or threatened or the designation of new critical habitat for listed species, and new, amended or re-interpreted permitting requirements, policies and processes, might adversely affect our operations and activities, and existing laws, regulations and policies could be reinterpreted or modified to impose additional requirements, delays or constraints on our construction of facilities or on our operations, increase our operating costs, or require our facilities to be aggregated into one air emissions permit or permit application. In addition, government disruptions, such as a U.S. federal government shutdown, may delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. We have experienced construction delays related to these factors as a result of the U.S. federal government’s recent shutdown. Federal, state and local agencies also could impose additional health and safety requirements, any of which could increase our operating costs. Local governments may adopt more stringent local permitting and zoning ordinances that impose additional time, place and manner restrictions, delays or constraints on our activities to construct and operate our facilities, require the relocation of our facilities, prevent or restrict the expansion of our facilities, or increase our costs to construct and operate our facilities, including the construction of sound mitigation devices.

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

As a consequence to an EPA administrative conclusion that GHGs present an endangerment to public health and the environment, the EPA and some states have adopted or are considering regulations aimed at regulating GHG emissions from certain stationary sources that are potential sources of certain principal, or criteria, pollutant emissions. For example, on June 3, 2016, the EPA finalized new regulations that set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. The regulations were part of the prior Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. In September 2018, the EPA proposed targeted improvements to the 2016 New Source Performance Standards for the oil and gas industry that are meant to streamline implementation of the rules. Because the issue of climate change continues to receive scientific and political attention, there is also the potential for further legislation or regulation that could result in increased operating costs and/or reduced demand for the oil, natural gas, NGLs and products we gather, process, fractionate, store and transport.

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

Severe weather events may adversely affect our facilities and ongoing operations.

We have mature systems in place to manage potential acute physical risks, such as floods, hurricane-force winds, wildfires and snowstorms, and potential chronic physical risks, such as higher ocean levels. If any such events were to occur, they could have an adverse effect on our assets and operations. Specifically, where appropriate, we are hardening and modernizing assets against flood and wind damage and ensuring we have resiliency measures in place, such as storm-specific readiness plans. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We do not insure against all potential losses, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected liabilities and increased costs.

We maintain insurance coverage in amounts we believe to be prudent against many, but not all, potential liabilities arising from operating hazards. Uninsured liabilities arising from operating hazards, including but not limited to, explosions, fires, pipeline releases, cybersecurity breaches or other incidents involving our assets or operations, could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we also have maintained insurance coverage for physical damage and resulting business interruption to our major facilities, with significant self-insured retentions. In the future, we may not be able to maintain insurance of the types and amounts we desire at reasonable rates.

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

Our operations depend upon the infrastructure that we have developed, including processing and fractionation plants, storage facilities, gathering and transportation facilities, an export terminal, various other means of transportation and marketing services. Any significant interruption at these facilities or pipelines, or our customers’ operations, including MPC’s refining operations, or in our ability to gather, transport or store natural gas, NGLs, crude oil or other refined products to or from these facilities or pipelines for any reason, or to market or transport the natural gas, crude oil, NGLs or refined products, would adversely affect our operations and cash flows available for distribution to our unitholders. In some cases, these events may also adversely affect the pricing received for NGLs, and may reduce the volumes of oil, gas, NGLs and refined products that we receive.

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

We rely on the performance of our information technology systems, and the failure of any information technology system, including a failure due to a cybersecurity breach, could have an adverse effect on our results of operations, financial condition and cash flows.

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications for the gathering and processing of natural gas, the gathering, fractionation, transportation and marketing of NGLs, and the gathering, storage and transportation of crude oil and refined products. We are heavily dependent on our information technology systems, including our network infrastructure and cloud applications, for the effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personally identifiable information such as contractor, investor and payroll data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions. These information systems involve data network and telecommunications, Internet access and website functionality, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our business. Our systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. We also face various other cybersecurity threats from criminal hackers, state-sponsored intrusion, industrial espionage and contractor malfeasance, including threats to gain unauthorized access to sensitive information or to render data or systems unusable.

To protect against such attempts of unauthorized access or attack, we have implemented multiple layers of cybersecurity protections, infrastructure protection technologies, disaster recovery plans and employee training. While we have invested significant amounts in the protection of our technology systems and maintain what we believe are adequate security controls over personally identifiable investor and contractor data, there can be no guarantee such plans, to the extent they are in place, will be effective. Certain vendors have access to sensitive information, including personally identifiable investor and contractor data and a breakdown of their technology systems or infrastructure as a result of a cyber-attack or otherwise could result in unauthorized disclosure of such information. Unauthorized disclosure of sensitive or personally identifiable information, including by cyber-attacks or other security breach, could cause loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, reduce our customers’ willingness to do business with us, disrupt the services we provide to customers and subject us to litigation and investigations, which could have an adverse effect on our reputation, business, financial condition, results of operations and cash flows available for distribution to our unitholders. State and federal cybersecurity legislation could also impose new requirements, which could increase our cost of doing business.

Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

The U.S. government has issued warnings that energy assets in general, including the nation’s refining, pipeline and terminal infrastructure, may be future targets of terrorist organizations. The threat of terrorist attacks has subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.

Risks Relating to the Business and Operations of MPC

MPC accounted for a large portion of our revenues in 2018 and will continue to do so on a go-forward basis. If MPC changes its business strategy, is unable to satisfy its obligations to us or significantly reduces the volumes transported through our facilities or stored at our storage assets, our revenues would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

For the year ended December 31, 2018, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that were treated as third-party revenues for accounting purposes, MPC accounted for approximately 46 percent of our revenues and other income, including 92 percent of the revenues and other income within our L&S segment, and we believe MPC will continue to account for a large portion of our revenues on a go forward basis. As we expect to continue to derive a portion of our revenues from MPC for the foreseeable future, any event that materially and adversely affects MPC’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business decisions and risks of MPC, the most significant of which include the following:

•	the timing and extent of changes in commodity prices and demand for MPC’s products, and the availability and costs of crude oil and other refinery feedstocks;

•	a material decrease in the refining margins at MPC’s refineries;

•	disruptions due to equipment interruption or failure at MPC’s facilities or at third-party facilities on which MPC’s business is dependent;

•
any decision by MPC to temporarily or permanently alter, curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our transportation and storage or refining logistics and fuels distribution agreements;

•	changes to the routing of volumes shipped by MPC on our crude oil and product pipelines or the ability of MPC to utilize third-party pipeline connections to access our pipelines;

•	MPC’s ability to remain in compliance with the terms of its outstanding indebtedness;

•
changes in the cost or availability of third-party pipelines, railways, vessels, terminals and other means of delivering and transporting crude oil, feedstocks, refined products and other hydrocarbon-based products;

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

MPC may suspend, reduce or terminate its obligations under its agreements with us in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Certain of our transportation, terminal, fuels distribution, marketing and storage services agreements with MPC include provisions that permit MPC to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the applicable agreement by us, MPC being prevented from transporting its full minimum volume commitment because of capacity constraints on our pipelines, certain force majeure events that would prevent us from performing some or all of the required services under the applicable agreement and MPC’s determination to suspend refining operations at one of its refineries. MPC has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us. These actions could result in a suspension, reduction or termination of MPC’s obligations under one or more transportation and storage services agreements.

Any such reduction, suspension or termination of MPC’s obligations would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

If MPC satisfies only its minimum obligations under, or if we are unable to renew or extend, the transportation, terminal, fuels distribution, marketing and storage services agreements we have with MPC, or if MPC elects to use credits upon the expiration or termination of an agreement, our cash available for distribution will be materially and adversely affected.

MPC is not obligated to use our services with respect to volumes of crude oil or products in excess of the minimum volume commitments under the transportation services agreements with us. Our cash available for distribution will be materially and adversely affected to the extent that we do not transport volumes in excess of the minimum volume commitments under our transportation services agreements or if MPC’s obligations under our transportation, terminal, fuels distribution, marketing and storage services agreements are suspended, reduced or terminated. In addition, the initial terms of MPC’s obligations under those agreements range from three to 17 years. If MPC fails to use our assets and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to unitholders may be materially and adversely affected.

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

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2018, MPC had consolidated long-term indebtedness of approximately $28 billion, of which $9 billion was a direct obligation of MPC. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in approximately 23 states. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

MPC owns our general partner and approximately 64 percent of our outstanding common units as of February 15, 2019. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, MPC.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly-owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 15, 2019, our general partner and its affiliates owned approximately 64 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

In order to avoid (1) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by the FERC or analogous regulatory body, and (2) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate-eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If unitholders are not persons who meet the requirements to be citizenship-eligible holders and rate-eligible holders, they run the risk of having their units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. In addition, if unitholders are not persons who meet the requirements to be citizenship eligible holders, they will not be entitled to voting rights.

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

There is no restriction in our Partnership Agreement on the ability of MPC to transfer its membership interest in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

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

As of February 15, 2019, MPC held 504,701,934 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including MPC, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

Neither our Partnership Agreement nor our omnibus agreement will prohibit MPC or any other affiliates of our general partner, including ANDX, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, MPC and other affiliates of our general partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from MPC and other affiliates of our general partner could materially and adversely impact our results of operations and cash available for distribution to unitholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

LOGISTICS AND STORAGE

Crude Oil Pipelines

The following table sets forth certain information regarding our crude oil pipelines, as of December 31, 2018.

Pipeline Name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC Refineries
Patoka to Lima and Canton crude pipelines
Patoka, IL to Lima, OH	20"/22"	302	267	Detroit, MI; Canton, OH
Lima OH, to Canton, OH	12"/16"	153	84	Canton, OH
Subtotal		455	351
Catlettsburg and Robinson crude pipelines
Patoka, IL to Robinson, IL	20"	78	245	Robinson, IL
Patoka, IL to Catlettsburg, KY	24"/20"	406	270	Catlettsburg, KY
Subtotal		484	515
Detroit crude pipelines
Samaria, MI to Detroit, MI	16"	44	117	Detroit, MI
Romulus, MI to Detroit, MI(2)	16"	17	80	Detroit, MI
Subtotal		61	197
Ozark crude pipeline
Cushing, OK to Wood River, IL	22"	433	360	All Midwest refineries
Wood River to Patoka crude pipelines
Wood River, IL to Patoka, IL	22"	57	360	All Midwest refineries
Roxanna, IL to Patoka, IL(3)	12"	58	94	All Midwest refineries
Subtotal		115	454
St. James to Garyville crude pipeline
St. James, LA to Garyville, LA	30"	20	620	Garyville, LA
Inactive pipelines		49	N/A
Total		1,617	2,497

(1)	Capacity shown is 100 percent of the capacity of these pipelines and based on physical barrels.

(2)	Includes approximately 16 miles of pipeline leased from a third party.

(3)	A portion of this pipeline system is leased from a third party.

The following table sets forth certain information regarding crude oil pipelines in which we have a joint interest, as of December 31, 2018.

Pipeline Name	Diameter (inches)	Length (miles)	Ownership Interest
Bakken Pipeline			9.2%
Dakota Access Pipeline	30"	1,172
Energy Transfer Crude Oil Company (ETCO) pipeline	30"	749
Subtotal		1,921
Illinois Extension	24"	168	35%
LOOP	48"	48	40.7%
LOCAP	48"	57	58.5%
Total		2,194

Our crude oil pipeline and related assets are strategically positioned to support diverse and flexible crude oil supply options for MPC’s Gulf Coast and Mid-Continent refineries, which receive imported and domestic crude oil through a variety of sources.

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

Product Pipelines

The following table sets forth certain information regarding our product pipelines as of December 31, 2018.

Pipeline Name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC Refineries
Louisiana products pipelines
Garyville, LA to Zachary, LA	20"	70	389	Garyville, LA
Zachary, LA to connecting pipelines(4)	36"	2	N/A	Garyville, LA
Subtotal		72	389
Texas products pipelines
Texas City, TX to Pasadena, TX	16"	40	215	Galveston Bay, TX
Pasadena, TX to connecting pipelines(4)	36"/30"	3	N/A	Galveston Bay, TX
Subtotal		43	215
Ohio products pipelines
Bellevue 4" Products	4"	3	5	N/A
Canton, OH to East Sparta, OH(2)(3)	6"	17	73	Canton, OH
Columbus Locals(4)	12"	1	N/A	N/A
Cornerstone Pipeline
Cadiz, OH to East Sparta, OH(3)	16"	50	198	Canton, OH
East Sparta, OH to Canton, OH	8"	9	40	Canton, OH
East Sparta, OH to Heath, OH(3)	8"	81	47	Canton, OH
East Sparta, OH to Midland, PA	8"	62	32	Canton, OH
Heath, OH to Dayton, OH	6"	108	24	Catlettsburg, KY; Canton, OH
Heath, OH to Findlay, OH or Lima, OH	8"/12"	149	63	Catlettsburg, KY; Canton, OH
Kenova, WV to Columbus, OH	14"	150	74	Catlettsburg, KY
Lima Pump-Out(4)	10"	N/A	N/A	N/A
RIO	8"	251	33	N/A
Toledo, OH to Steubenville, OH	4"/6"	54	32	N/A
Subtotal		935	621
Illinois products pipelines
Robinson, IL to Lima, OH	10"	250	51	Robinson, IL
Robinson, IL to Louisville, KY	16"	129	82	Robinson, IL
Robinson, IL to Mt. Vernon, IN(5)	10"	79	77	Robinson, IL
Wood River, IL to Clermont, IN	10"	317	48	Robinson, IL
Wabash Pipeline
West leg—Wood River, IL to Champaign, IL	12"	130	71	Robinson, IL
East leg—Robinson, IL to Champaign, IL	12"	86	99	Robinson, IL
Champaign, IL to Hammond, IN(6)	16"/12"	140	85	Robinson, IL
Subtotal		1,131	513

Pipeline Name	Diameter (inches)	Length (miles)	Capacity (mbpd)(1)	Associated MPC Refineries
Michigan product pipelines
Detroit LPG - Woodhaven #1	4"	12	6	N/A
Detroit LPG - Woodhaven #2	4"	14	6	N/A
Subtotal		26	12
Kentucky products pipeline
Louisville, KY to Louisville International Airport	8"/6"	14	29	Robinson, IL
Louisville, KY to Lexington, KY(7)	8"	87	37	N/A
Subtotal		101	66
Tennessee products pipeline
Nashville Bordeaux to Nashville 51st(8)	8"/12"	2	60	N/A
Inactive pipelines(9)		140	N/A
Total		2,450	1,876

(1)	Capacity shown is 100 percent of the capacity of these pipelines and based on physical barrels.

(2)	Consists of two separate approximately 8.5 mile pipelines.

(3)	This pipeline is bi-directional.

(4)	Capacity not shown, as the pipeline is designed to meet outgoing capacity for connecting pipelines.

(5)	This pipeline is leased from a third party.

(6)	Capacity not shown for 16 miles on this pipeline due to complexities associated with bi-directional capability.

(7)	We own a 65 percent undivided joint interest in the Louisville, KY to Lexington, KY system.

(8)	This pipeline is leased from a third party.

(9)	Includes 77 miles of pipeline leased from a third party.

The following table sets forth certain information regarding a products pipeline in which we have a joint interest, as of December 31, 2018.

Pipeline Name	Diameter (inches)	Length (miles)	Ownership Interest
Explorer Pipeline	12"-28"	1,830	24.5%
Total		1,830

Our product pipelines are strategically positioned to transport products from certain MPC refineries to MPC and MPLX marketing operations, as well as those of third parties. These pipelines also supply feedstocks to MPC’s Gulf Coast and Mid-Continent refineries. These product pipelines are integrated with MPC’s and MPLX’s expansive network of refined product marketing terminals, which support MPC’s integrated midstream business.

Terminal Assets

The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2018.

Owned and Operated Terminals (1)	Number of Terminals	Tank Shell Capacity (thousand barrels)	Number of Tanks	Number of Loading Lanes
Alabama	2	443	16	4
Florida	4	3,422	65	22
Georgia	4	998	31	9
Illinois	4	1,221	33	14
Indiana	6	3,229	60	17
Kentucky	6	2,587	56	25
Louisiana	1	97	7	2
Michigan	8	2,440	73	26
North Carolina	4	1,509	34	13
Ohio	12	3,218	101	28
Pennsylvania	1	390	12	2
South Carolina	1	371	8	3
Tennessee	4	1,149	30	12
West Virginia	2	1,587	25	2
Total	59	22,661	551	179

(1)	MPLX also operates one leased terminal and has partial ownership interest in two terminals, with a combined tank shell capacity of 1,068 mbbls.

Marine Assets

The following table sets forth certain information regarding our marine assets as of December 31, 2018. The marine business currently has an associated transportation service agreement with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (thousand barrels)	Associated MPC Refineries
Inland tank barges:			Catlettsburg, KY; Garyville, LA
Less than 25,000 barrels	61	931
25,000 barrels and over	195	5,738
Total	256	6,669
Inland towboats:			Catlettsburg, KY; Garyville, LA
Less than 2,000 horsepower	2
2,000 horsepower and over	21
Total	23

Our fleet of boats and barges transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from refineries and terminals owned by MPC in the Mid-Continent and Gulf Coast regions. The MRF is a full-service marine shipyard located on the Ohio River, adjacent to MPC’s Catlettsburg, Kentucky refinery. The MRF is responsible for the preventive routine and unplanned maintenance of towing vessels, barges and local terminal facilities.

Refinery Assets

The following table outlines the tankage, rail and truck racks, and docks owned by us at MPC’s refineries as of December 31, 2018. Each of the following assets are currently included in storage services agreements with MPC.

MPC Refinery	Tank Capacity (mbbls)	Rail Racks	Truck Racks	Docks
Galveston Bay, Texas City, Texas	18,468	1	5	14
Garyville, Louisiana	17,320	3	5	6
Catlettsburg, Kentucky	5,177	4	4	—
Robinson, Illinois	6,987	5	4	—
Detroit, Michigan	4,998	5	4	1
Canton, Ohio	2,700	4	4	—
Total	55,650	22	26	21

Other L&S Assets

The following table sets forth certain information regarding our other midstream assets as of December 31, 2018, each of which currently has an associated transportation services agreement or storage services agreement with MPC.

Asset Name	Capacity (1)		Associated MPC Refineries
LOOP(2)	N/A		N/A
Wood River Barge Dock	78 mbpd		Garyville, LA
Mt. Airy Terminal(3)	3,979 mbbls		Garyville, LA
Canton Crude Truck Unload	2.7 mbpd		Canton, OH
Tank Farms(4)	20,090	mbbls	N/A
Caverns	4,175	mbbls	N/A

(1) Capacity for Tank Farms is shown as 100 percent of the available storage capacity. Capacity for the Wood River Barge Dock is shown as 100 percent of the throughput capacity. Capacity for caverns is shown as the storage commitment.

(2)	We have a 40.7 percent interest in LOOP, which includes a deep-water oil port and crude oil storage.
(3) The Mt. Airy Terminal includes 34 tanks, 2-bay ethanol loading rack, barge dock, ship dock and 7 dock loading lines.

(4)	We own and operate 16 tank farms and operate two leased tank farms.

GATHERING AND PROCESSING

The following tables set forth certain information relating to our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2018. All throughputs and utilizations included are weighted-averages for days in operation.

Gas Processing Complexes

Plant	Location	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Shale:
Bluestone Complex	Butler County, PA	410	392	96%
Harmon Creek Complex	Washington County, PA	200	12	75%
Houston Complex	Washington County, PA	720	528	78%
Majorsville Complex	Marshall County, WV	1,270	1,072	92%
Mobley Complex	Wetzel County, WV	920	708	77%
Sherwood Complex(2)	Doddridge County, WV	2,200	1,736	94%
Total Marcellus Shale		5,720	4,448	88%
Utica Shale:
Cadiz Complex(3)	Harrison County, OH	525	472	90%
Seneca Complex(3)	Noble County, OH	800	414	52%
Total Utica Shale		1,325	886	67%
Southern Appalachia:
Kenova Complex(4)	Wayne County, WV	160	96	60%
Boldman Complex(4)	Pike County, KY	70	30	43%
Cobb Complex	Kanawha County, WV	65	19	29%
Kermit Complex(4)(5)	Mingo County, WV	32	N/A	N/A
Langley Complex	Langley, KY	325	102	31%
Total Southern Appalachia(5)		620	247	40%
Southwest:
Carthage Complex	Panola County, TX	600	423	71%
Western Oklahoma Complex	Custer and Beckham Counties, OK	500	420	91%
Hidalgo Complex	Culberson County, TX	200	199	100%
Argo Complex	Culberson County, TX	200	39	21%
Javelina Complex	Corpus Christi, TX	142	107	75%
Total Southwest(6)		1,642	1,188	75%
Total Gas Processing		9,307	6,769	79%

(1)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)
The Sherwood Complex is partially owned by Sherwood Midstream LLC (“Sherwood Midstream”). We account for Sherwood Midstream as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

(3)
The Cadiz and Seneca Complexes are owned by MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”). We account for MarkWest Utica EMG as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

(4)	A portion of the gas processed at the Boldman plant, and all of the gas processed at the Kermit plant, is further processed at the Kenova plant to recover additional NGLs.

(5)
The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of our Kenova plant. We do not receive Kermit gas volume information but do receive all of the liquids produced at the Kermit Complex. As such, the design throughput capacity and the natural gas throughput has been excluded from the subtotal.

(6)
Centrahoma Processing LLC’s processing capacity of 550 MMcf/d and actual throughput of 249 MMcf/d, that exceeded our 40 percent share of the capacity of 220 MMcf/d, are not included in this table as we own a non-operating interest.

Fractionation & Condensate Stabilization Facilities

Facility	Location	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale:
Bluestone Complex(2)	Butler County, PA	47	22	47%
Houston Complex(2)	Washington County, PA	60	61	102%
Total Marcellus Shale		107	83	78%
Hopedale Complex(2)(3)	Harrison County, OH	240	158	86%
Utica Shale:
Ohio Condensate Complex(4)	Harrison County, OH	23	12	52%
Total Utica Shale		23	12	52%
Southern Appalachia:
Siloam Complex(5)	South Shore, KY	24	15	63%
Total Southern Appalachia		24	15	63%
Southwest:
Javelina Complex	Corpus Christi, TX	11	11	100%
Total Southwest		11	11	100%
Total C3+ Fractionation and Condensate Stabilization		405	279	80%

(1)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)
Our Houston, Hopedale and Bluestone Complexes have above-ground NGL storage with a usable capacity of 938 thousand barrels, large-scale truck and rail loading. In addition, our Houston Complex has large-scale truck unloading. We also have access to up to an additional 800 thousand barrels of propane storage capacity that can be utilized by our assets in the Marcellus Shale, Utica Shale, and Appalachia region under an agreement with a third party. Lastly, we have up to 240 thousand barrels of propane storage with third parties that can be utilized by our assets in the Marcellus Shale and Utica Shale.

(3)
The Hopedale Complex is jointly owned by MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG. Ohio Fractionation is a joint venture between MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and Sherwood Midstream (a joint venture between MarkWest Liberty and Antero Midstream LLC). MarkWest Liberty Midstream and Sherwood Midstream are entities that operate in the Marcellus region, and MarkWest Utica EMG is an entity that operates in the Utica region. The Marcellus Operations include its portion utilized of the jointly owned Hopedale Fractionation Complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale Fractionation Complex. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator.

(4)
The Ohio Condensate Complex has up to 100 thousand barrels of condensate storage. The Ohio Condensate Complex is partially-owned by MarkWest Utica EMG Condensate, L.L.C. We account for Ohio Condensate as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data – Note 5.

(5)
Our Siloam Complex has both above-ground, pressurized NGL storage facilities, with usable capacity of 48 thousand barrels, and underground storage facilities, with usable capacity of 238 thousand barrels. Product can be received by truck, pipeline or rail and can be transported from the facility by truck, rail or barge. This facility has large-scale truck and rail loading and unloading capabilities, and a river barge facility capable of loading a 20 thousand barrel barge.

De-ethanization Facilities

Facility	Location	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale:
Bluestone Complex	Butler County, PA	34	20	59%
Harmon Creek Complex	Washington County, PA	20	1	28%
Houston Complex	Washington County, PA	40	37	93%
Majorsville Complex	Marshall County, WV	80	67	84%
Mobley Complex	Wetzel County, WV	10	10	100%
Sherwood Complex	Doddridge County, WV	60	36	86%
Total Marcellus Shale		244	171	82%
Utica Shale:
Cadiz Complex(2)	Harrison County, OH	40	14	35%
Total Utica Shale		40	14	35%
Southwest:
Javelina Complex	Corpus Christi, TX	18	7	39%
Total Southwest		18	7	39%
Total De-ethanization		302	192	72%

(1)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2) The Cadiz Complex is owned by MarkWest Utica EMG. We account for MarkWest Utica EMG as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5.

Natural Gas Gathering Systems

System	Location	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Shale:
Bluestone System	Butler County, PA	227	183	81%
Houston System	Washington County, PA	1,304	972	79%
Total Marcellus Shale		1,531	1,155	79%
Utica Shale:
Ohio Gathering System(2)	Harrison, Monroe, Belmont, Guernsey and Noble Counties, OH	1,123	764	68%
Jefferson Gas System(3)	Jefferson County, OH	2,000	1,045	75%
Total Utica Shale		3,123	1,809	72%
Southwest
East Texas System	Harrison and Panola Counties, TX	680	476	70%
Western Oklahoma System	Wheeler County, TX and Roger Mills, Ellis, Dewey, Custer, Beckham, Washita, Kingfisher, Canadian, and Blaine Counties OK	585	455	78%
Southeast Oklahoma System	Hughes, Pittsburg and Coal Counties, OK	755	585	77%
Eagle Ford System	Dimmit County, TX	45	42	93%
Other Systems(4)	Various	60	9	15%
Total Southwest		2,125	1,567	74%
Total Natural Gas Gathering		6,779	4,531	74%

(1)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)
The Ohio Gathering System is owned by Ohio Gathering Company, L.L.C. (“Ohio Gathering”). We account for our investment in Ohio Gathering through MarkWest Utica EMG, which is accounted for as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data – Note 5.

(3)
The Jefferson Gas System is owned by MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), which is a joint venture between MarkWest Liberty Midstream and EMG MWE Dry Gas Holdings, LLC. We account for Jefferson Dry Gas as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data – Note 5.

(4)	Excludes lateral pipelines where revenue is not based on throughput.

NGL Pipelines

Pipeline	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)	Utilization of Design Capacity
Marcellus Shale:
Sherwood to Mobley propane and heavier liquids pipeline	Doddridge County, WV to Wetzel County, WV	75	71	95%
Mobley to Majorsville propane and heavier liquids pipeline	Wetzel County, WV to Marshall County, WV	105	97	92%
Majorsville to Houston propane and heavier liquids pipeline	Marshall County, WV to Washington County, PA	45	30	67%
Majorsville to Hopedale propane and heavier liquids pipeline	Marshall County, WV to Harrison County, OH	140	124	89%
Majorsville to Hopedale propane and heavier liquids pipeline	Marshall County, WV to Harrison County, OH	422	143	34%
Third-party processing plant to Bluestone ethane and heavier liquids pipeline	Butler County, PA	32	8	25%
Bluestone to Mariner West ethane pipeline	Butler County, PA to Beaver County, PA	35	20	57%
Sarsen to Bluestone ethane and heavier liquids pipeline	Butler County, PA	7	2	29%
Houston to Ohio River ethane pipeline(1)	Washington County, PA to Beaver County, PA	57	13	23%
Majorsville to Houston ethane pipeline	Marshall County, WV to Washington County, PA	137	113	82%
Sherwood to Mobley ethane pipeline	Doddridge County, WV to Wetzel County, WV	47	35	74%
Mobley to Majorsville ethane pipeline	Wetzel County, WV to Marshall County, WV	57	45	79%
Harmon Creek to Houston propane and heavier liquids pipeline	Washington County, PA	140	9	6%
Harmon Creek to Mariner West ethane pipeline	Washington County, PA	110	6	5%
Utica Shale:(2)
Seneca to Cadiz propane and heavier liquids pipeline	Noble County, OH to Harrison County, OH	75	10	13%
Cadiz to Hopedale propane and heavier liquids pipeline	Harrison County, OH	90	32	36%
Seneca to Cadiz ethane and heavier liquids pipeline(3)	Noble County, OH to Harrison County, OH	69/82	15	18%
Cadiz to Atex ethane pipeline	Harrison County, OH	125	4	3%
Cadiz to Utopia ethane pipeline	Harrison County, OH	125	11	9%
Appalachia:
Langley to Siloam propane and heavier liquids pipeline(4)	Langley, KY to South Shore, KY	17	11	65%
Southwest:
East Texas propane and heavier liquids pipeline	Panola County, TX	39	22	56%

(1)	This is a section of the Mariner West pipeline which is FERC-regulated and is leased to, and operated by, Sunoco.

(2)
The Utica Shale pipelines are owned by MarkWest Utica EMG. We account for MarkWest Utica EMG as an equity method investment. See discussion in Item 8. Financial Statements and Supplementary Data - Note 5

(3)
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

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instance these rights-of-way are revocable at the election of the grantor. In many instances, lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants, as well as potential conflicts with other mineral or surface use owners. We have obtained, where determined necessary, permits, leases, license agreements and franchise ordinances from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, as applicable, and in some instances, these permits are revocable at the election of the grantor. We also have obtained easements and license agreements from railroad companies to cross over or under railroad properties or rights-of-way, many of which are also revocable at the election of the grantor. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. In addition, our L&S segment leases vehicles, building spaces, and pipeline equipment under long-term operating leases, most of which include renewal options. Our L&S segment also leases certain pipelines under a capital lease that has a fixed price purchase option in 2020. Many of our compression, processing, fractionation and other facilities, including our Siloam, Houston and Hopedale fractionation plants, and certain of our pipelines and other facilities, are on land that we either own in fee or that is held under long-term leases, but for any such facilities that are on land that we lease, including our Majorsville, Sarsen, Bluestone, Boldman, Kermit and Cobb processing facilities, we could be required to remove our facilities upon the termination or expiration of the leases.

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances that were transferred to us required the consent of the then-current landowner to transfer these rights, which in some instances was a governmental entity. We believe that we have obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for us to operate our business. We also believe we have satisfactory title or other right to all of our material land assets. Title to these properties is subject to encumbrances in some cases, such as coal, that may require payment to other holders of title in the property at issue; however, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties, or will materially interfere with their use in the operation of our business. See Item 8. Financial Statements and Supplementary Data – Note 23, for additional information regarding our leases.

Under the omnibus agreement, MPC indemnifies us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business with respect to the assets contributed to us by MPC. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our Predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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

MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel

County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. It is possible that, in connection with these lawsuits, the MPLX Parties will incur material amounts of damages. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including Marathon Pipe Line LLC (“MPL”). These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. On September 6, 2016, the trial court approved a settlement between Apex and the State of Illinois whereby Apex agreed to settle all claims against it for a $10 million payment. Premcor filed a motion for permissive appeal and requested a stay to the proceeding until the motion is ruled upon. Premcor reached a settlement with the State of Illinois in the second quarter of 2018, which has been objected to by certain third-party defendants, including MPL, and is subject to court approval. Several third-party defendants in the litigation including MPL have asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. The trial concerning Premcor’s claims against third-party defendants, including MPL, previously scheduled to commence September 10, 2018, has been postponed and a new trial date has not been set. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. Under the omnibus agreement, MPC will indemnify MPLX for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

Environmental Proceedings

As previously reported, MarkWest Liberty Midstream, Ohio Fractionation and MarkWest Utica EMG, together with other MarkWest affiliates, agreed to pay a penalty of approximately $0.9 million, undertake certain monitoring and emission reduction projects at certain facilities with an estimated cost of approximately $3.3 million, and implement certain process enhancements for its and its affiliates’ leak detection and repair programs at its gas processing and fractionation sites. On November 1, 2018, MPLX and 11 of its subsidiaries entered into a Consent Decree with the EPA, the State of Oklahoma, the Pennsylvania Department of Environmental Protection and the State of West Virginia resolving these issues. The Consent Decree was approved by the court on January 8, 2019 and the penalty has been paid.

We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosure

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common limited partner units are listed on the NYSE and traded under the symbol “MPLX”. As of February 15, 2019, there were 290 registered holders of 289,456,914 outstanding common units held by the public, including 288,356,605 common units held in street name. In addition, as of February 15, 2019, MPC and its affiliates owned 504,701,934 of our common units, constituting approximately 64 percent of the outstanding common units. In addition, MPC, through our general partner owns a non-economic general partnership interest in us.

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

Preferred Unit Distributions

The holders of the preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. MPLX may not pay any distributions for any quarter on any junior securities, including any of the common units, unless the distribution payable to the preferred units with respect to such quarter, together with any previously accrued and unpaid distributions to the preferred units, have been paid in full.

Recent Sales of Unregistered Units

In connection with the issuance of 6,845 common units upon the vesting of phantom units under the MPLX LP 2012 Incentive Compensation Plan, our general partner purchased 140 general partner units for $5,012 in cash during the first quarter of 2018, to maintain its two percent general partner interest in us. The general partner units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

(In millions, except per unit data)	2018	2017	2016	2015	2014
Consolidated Statements of Income Data
Total revenues and other income	$6,425	$3,867	$3,029	$1,101	$793
Income from operations	2,503	1,191	683	381	245
Net income	1,834	836	434	333	239
Net income attributable to MPLX LP	1,818	794	233	156	121
Limited partners’ interest in net income attributable to MPLX LP	1,743	411	1	99	115
Per Unit Data
Net income attributable to MPLX LP per limited partner unit:
Common - basic	2.29	1.07	—	1.23	1.55
Common - diluted	2.29	1.06	—	1.22	1.55
Subordinated - basic and diluted	—	—	—	0.11	1.50
Cash distributions declared per limited partner common unit	2.5300	2.2975	2.0500	1.8200	1.4100
Consolidated Balance Sheets Data (at period end)
Property, plant and equipment, net	14,639	12,187	11,408	10,214	1,324
Total assets	22,779	19,500	17,509	16,404	1,544
Long-term debt, including capital leases(1)	13,392	6,945	4,422	5,255	644
Redeemable preferred units	1,004	1,000	1,000	—	—
Consolidated Statements of Cash Flows Data
Net cash provided by (used in):
Operating activities	2,826	1,907	1,491	427	335
Investing activities	(2,686)	(2,308)	(1,417)	(1,681)	(140)
Financing activities	(73)	171	113	1,275	(225)
Additions to property, plant and equipment(2)	1,919	1,411	1,313	334	141
Other Financial Data
Adjusted EBITDA attributable to MPLX LP(3)(4)	3,475	2,004	1,419	498	166
DCF attributable to MPLX LP(3)(4)	2,781	1,628	1,140	399	137
Cash distributions declared on limited partner common units	$1,985	$895	$692	$255	$106

(1)
During 2015, in connection with the MarkWest Merger, MPLX LP assumed MarkWest senior notes with an aggregate principal amount of $4.1 billion and used its credit facility to repay $850 million of the $943 million of borrowings under MarkWest’s credit facility.

(2)	Represents cash capital expenditures as reflected on the Consolidated Statements of Cash Flows for the periods indicated, which are included in cash used in investing activities.

(3)	The 2015 Adjusted EBITDA attributable to MPLX LP includes pre-merger EBITDA from MarkWest and the 2015 DCF includes undistributed DCF from MarkWest.

(4)	For all years presented, Predecessor is excluded from Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP.

Operating Data

	2018	2017	2016	2015	2014
L&S
Crude oil transported for (mbpd)(1):
MPC	1,833	1,622	1,461	1,443	838
Third parties	347	314	182	197	203
Total	2,180	1,936	1,643	1,640	1,041
% MPC	84%	84%	89%	88%	80%

Products transported for (mbpd)(2):
MPC(3)	1,003	928	844	966	852
Third parties	172	157	146	27	26
Total	1,175	1,085	990	993	878
% MPC	85%	86%	85%	97%	97%

Average tariff rates ($ per Bbl)(4):
Crude oil pipelines	$0.59	$0.56	$0.57	$0.55	$0.64
Product pipelines	0.79	0.74	0.68	0.65	0.61
Total pipelines	$0.66	$0.63	$0.61	$0.59	$0.63

Terminal throughput (mbpd)(5)	1,481	1,477	1,505	N/A	N/A

Marine Assets (number in operation)(6)
Barges	256	232	222	219	211
Towboats	23	18	18	18	18

	2018	2017	2016	2015(7)	2014
G&P Consolidated entities(8)
Gathering Throughput (MMcf/d)
Marcellus Operations	1,155	1,004	910	889
Utica Operations	—	—	—	—
Southwest Operations	1,566	1,410	1,431	1,439
Total gathering throughput	2,721	2,414	2,341	2,328

Natural Gas Processed (MMcf/d)
Marcellus Operations	3,826	3,619	3,210	2,964
Utica Operation	—	—	—	—
Southwest Operations	1,438	1,326	1,226	1,125
Southern Appalachian Operations	247	265	253	243
Total natural gas processed	5,511	5,210	4,689	4,332

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(10)	379	320	260	220
Utica Operations	—	—	—	—
Southwest Operations	18	20	18	24
Southern Appalachian Operations(11)	15	14	15	12
Total C2 + NGLs fractionated(12)	412	354	293	256

	2018	2017	2016	2015(7)	2014
G&P Consolidated entities plus Partnership-Operated Equity Method Investments(9)
Gathering Throughput (MMcf/d)
Marcellus Operations	1,155	1,004	910	889
Utica Operations	1,809	1,192	932	745
Southwest Operations	1,567	1,412	1,433	1,441
Total gathering throughput	4,531	3,608	3,275	3,075

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,448	3,885	3,210	2,964
Utica Operations	886	984	1,072	1,136
Southwest Operations	1,438	1,326	1,226	1,125
Southern Appalachian Operations	247	265	253	243
Total natural gas processed	7,019	6,460	5,761	5,468

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(10)	379	320	260	220
Utica Operations(10)	47	40	42	51
Southwest Operations	18	20	18	24
Southern Appalachian Operations(11)	15	14	15	12
Total C2 + NGLs fractionated(12)	459	394	335	307

	2018	2017	2016	2015	2014
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$3.07	$3.02	$2.55	$2.04
C2 + NGL Pricing/Gal(13)	$0.78	$0.66	$0.47	$0.40

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

(4)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(5)	Throughput reported for 2016 represents average volumes for the nine months beginning April 1, 2016.

(6)	Represents total at the end of the period.

(7)	G&P volumes reported for 2015 represent the average volumes after the close of the MarkWest Merger.

(8)	This table represents operating data for entities that have been consolidated into the MPLX financial statements.

(9)	This table represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.

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

(12)
Purity ethane makes up approximately 171 mbpd, 141 mbpd, 114 mbpd and 83 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. Purity ethane makes up approximately 185 mbpd, 146 mbpd, 118 mbpd and 89 mbpd of MPLX operated total fractionated products for the years ended December 31, 2018, 2017, 2016 and 2015, respectively.

(13)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Disclosures Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business, results of operations and financial condition should also be read in conjunction with the information included under Item 1. Business, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

MPLX OVERVIEW

We are a diversified, large-cap MLP formed by MPC, that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. We are engaged in the transportation, storage and distribution of crude oil and refined petroleum products; gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. Our operations are conducted in our Logistics and Storage and Gathering and Processing segments.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

During 2018, we were able to focus and execute on our strategic vision by growing our business across the midstream value chain and investing in new or existing assets to enhance the stability of our cash flows, while at the same time simplifying our financial structure and maintaining our investment grade credit profile. Significant financial and other highlights for the year ended December 31, 2018, are listed below. Refer to the Results of Operations and the Liquidity and Capital Resources sections for further details.

•
L&S Segment Adjusted EBITDA attributable to MPLX LP increased approximately $1,282 million, or 165 percent, in 2018 compared to 2017. This increase was primarily due to $944 million of Segment Adjusted EBITDA generated by Refining Logistics and Fuels Distribution following the February 1, 2018 acquisition; an additional $159 million of Segment Adjusted EBITDA due to increased distributions and other adjustments from equity method investments including the joint venture with Enbridge Energy Partners L.P. (“MarEn Bakken”) and the Joint-Interest Acquisition; as well as increased transportation revenues due to higher rates and volumes of crude and refined products shipped.

•
G&P Segment Adjusted EBITDA attributable to MPLX LP increased approximately $189 million, or 15 percent, in 2018 compared to 2017. This increase was primarily due to $140 million of Segment Adjusted EBITDA from increased gathered, processed and fractionated volumes, which drove higher utilization rates and higher fee-based revenue in the Marcellus and Southwest. These increases are a result of expansions at the Houston, Majorsville, Harmon Creek and Argo facilities. Increased prices in the Marcellus, Northeast and Southwest also resulted in higher Segment Adjusted EBITDA of approximately $45 million. Further, there was an increase in distributions from unconsolidated affiliates of $57 million and an increase in derivative gains of $12 million which was offset by increased facility and operating expenses as well as employee related costs of $65 million. Compared to full-year 2017, gathering volumes were up 26 percent, processing volumes were up nine percent and fractionated volumes were up 16 percent.

Additional highlights for the year ended December 31, 2018, including a look ahead to anticipated growth, are listed below.

Dropdown Acquisition from MPC

On February 1, 2018, we acquired Refining Logistics and Fuels Distribution from MPC in exchange for $4.1 billion in cash and a fixed number of common units and general partner units of 111.6 million and 2.3 million, respectively. The general partner units maintained MPC’s two percent economic general partner interest, which converted into a non-economic general partner interest immediately thereafter in the GP IDR Exchange. This dropdown acquisition was the last in a series of three planned dropdown transactions announced by MPC in early 2017. Refining Logistics contains the integrated tank farm assets that support MPC’s refining operations and includes 619 tanks with approximately 56 million barrels storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as an agent to MPC.

Other Significant Acquisitions and Investments

•
On October 17, 2018, MPLX announced it is jointly developing with Crimson Midstream LLC (“Crimson”) a multi-diameter pipeline to provide connectivity from St. James and Raceland, Louisiana to the Louisiana Offshore Oil Port LLC terminal in Clovelly, Louisiana. The proposed pipeline would have the ability to transport up to 600 mbpd of crude oil and has an expected in-service date in the first half of 2020.

•
On September 26, 2018, MPLX acquired the Mt. Airy Terminal with 4 million barrels of third-party leased storage capacity and a 120 mbpd dock from Pin Oak Holdings, LLC for $451 million. The facility has the capability to significantly expand its storage capacity to 10 million barrels and is permitted for construction of a second 120 mbpd dock. The facility is strategically located on the Mississippi River between New Orleans and Baton Rouge and is near several Gulf Coast refineries, including MPC’s Garyville refinery. The Mt. Airy Terminal can handle multiple refined products, as well as residual fuel and bunker products, to provide optionality and flexibility of feedstocks and finished products in a single location. The Mt. Airy Terminal also has significant growth opportunities as a result of multiple pipelines and rail lines crossing the property in addition to being positioned as an aggregation point for liquids growth for both ocean-going vessels and inland barges.

•
On September 4, 2018, MPLX announced it is jointly developing with Energy Transfer Partners, L.P. (“Energy Transfer”), Magellan Midstream Partners, L.P. (“Magellan”) and Delek US Holdings, Inc. a new 30-inch diameter common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The 600-mile pipeline system is expected to be operational in mid-2020 with multiple Texas origins and would have the strategic capability to transport crude oil to both Energy Transfer’s Nederland, Texas terminal and Magellan’s East Houston, Texas terminal. The ability to increase the diameter and capacity of the pipeline exists if additional commitments are received.

•
On July 26, 2018, MPLX announced a number of steps it has taken to further expand its presence in the Permian Basin. These activities include development of a 200 MMcf/d gas processing plant in Loving County Texas, called the Torñado plant, as well as natural gas gathering infrastructure primarily in Lea County, New Mexico. These expansion activities are expected to be complete in the third quarter of 2019. MPLX also acquired a 10 percent equity interest in the Agua Blanca pipeline which is a 1,400 MMcf/d pipeline (which has the ability to be expanded to 2,000 MMcf/d) originating in Orla, Texas and ending in Waha, Texas. Agua Blanca is also constructing a lateral to connect our MarkWest Argo Plant, which commenced operations in early 2018.

Financing Activities

•
On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent unsecured senior notes due February 2029 and $1.5 billion aggregate principal amount of 5.5 percent unsecured senior notes due February 2049. The notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, to redeem $750 million aggregate principal amount of 5.5 percent senior notes due February 2023, as well as for general business purposes.

•
On September 25, 2018, MPLX drew $1 billion under the MPLX Credit Agreement. The proceeds were used to fund the acquisition of the Mt. Airy Terminal, to pay down the MPC Loan Agreement and for general business purposes.

•	On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion.

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

•
On February 1, 2018, immediately following the completion of the dropdown acquisitions mentioned above, our general partner’s IDRs were eliminated and its two percent economic general partner interest in MPLX LP was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX LP common units. This exchange eliminated the general partner cash distribution requirements of MPLX.

•
On February 1, 2018, in connection with the dropdown acquisition, MPLX drew $4.1 billion on a 364-day term loan facility with a syndicate of lenders, which was entered into on January 2, 2018. The proceeds of the term loan facility were used to fund the cash portion of the dropdown consideration for Refining Logistics and Fuels Distribution.

•	We did not make any issuances under our ATM Program during the year ended December 31, 2018.

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interests and (xiii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other non-cash items. We make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

We believe that the presentation of Adjusted EBITDA and DCF provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities. Adjusted EBITDA and DCF should not be considered alternatives to GAAP net income or net cash provided by operating activities. Adjusted EBITDA and DCF have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and DCF should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and DCF may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see the Results of Operations section.

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

Management also utilizes Segment Adjusted EBITDA in evaluating the financial performance of our segments. The disclosure of this measure allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources.

COMPARABILITY OF OUR FINANCIAL RESULTS

The comparability of our financial results has been impacted by acquisitions, dispositions, performance of our equity method investments, and impairments among others (see Item 8. Financial Statements and Supplementary Data – Notes 4, 5 and 15).

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the years ended 2018, 2017 and 2016, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for the acquisition of HSM, HST, WHC and MPLXT.

(In millions)	2018	2017	$ Change	2016	$ Change
Revenues and other income:
Service revenue	$1,704	$1,156	$548	$958	$198
Service revenue - related parties	2,159	1,082	1,077	936	146
Service revenue - product related	198	—	198	—	—
Rental income	349	277	72	298	(21)
Rental income - related parties	718	279	439	235	44
Product sales	902	889	13	572	317
Product sales - related parties	49	8	41	11	(3)
Income/(loss) from equity method investments(1)	240	78	162	(74)	152
Other income	7	6	1	7	(1)
Other income - related parties	99	92	7	86	6
Total revenues and other income	6,425	3,867	2,558	3,029	838
Costs and expenses:
Cost of revenues (excludes items below)	948	528	420	454	74
Purchased product costs	845	651	194	448	203
Rental cost of sales	135	62	73	57	5
Rental cost of sales - related parties	5	2	3	1	1
Purchases - related parties	860	455	405	388	67
Depreciation and amortization	766	683	83	591	92
Impairment expense	—	—	—	130	(130)
General and administrative expenses	291	241	50	227	14
Other taxes	72	54	18	50	4
Total costs and expenses	3,922	2,676	1,246	2,346	330
Income from operations	2,503	1,191	1,312	683	508
Related party interest and other financial costs	5	2	3	1	1
Interest expense (net of amounts capitalized)	534	296	238	210	86
Other financial costs	122	56	66	50	6
Income before income taxes	1,842	837	1,005	422	415
Provision/(benefit) for income taxes	8	1	7	(12)	13
Net income	1,834	836	998	434	402
Less: Net income attributable to noncontrolling interests	16	6	10	2	4
Less: Net income attributable to Predecessor	—	36	(36)	199	(163)
Net income attributable to MPLX LP	1,818	794	1,024	233	561

Adjusted EBITDA attributable to MPLX LP(2)	3,475	2,004	1,471	1,419	585
DCF(2)	2,781	1,628	1,153	1,140	488
DCF attributable to GP and LP unitholders(2)	$2,706	$1,563	$1,143	$1,099	$464

(1)	Includes an impairment expense of $89 million related to one of MPLX’s equity method investments for the year ended December 31, 2016.

(2)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

(In millions)	2018	2017	2016
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$1,834	$836	$434
Provision/(benefit) for income taxes	8	1	(12)
Amortization of deferred financing costs	59	53	46
Loss on extinguishment of debt	46	—	—
Net interest and other financial costs	556	301	215
Income from operations	2,503	1,191	683
Depreciation and amortization	766	683	591
Non-cash equity-based compensation	19	15	10
Impairment expense	—	—	130
(Income)/loss from equity method investments(1)	(240)	(78)	74
Distributions/adjustments related to equity method investments	447	231	150
Unrealized derivative (gains)/losses(2)	(5)	6	36
Acquisition costs	3	11	(1)
Adjusted EBITDA	3,493	2,059	1,673
Adjusted EBITDA attributable to noncontrolling interests	(18)	(8)	(3)
Adjusted EBITDA attributable to Predecessor(3)	—	(47)	(251)
Adjusted EBITDA attributable to MPLX LP	3,475	2,004	1,419
Deferred revenue impacts	32	33	16
Net interest and other financial costs	(556)	(301)	(215)
Maintenance capital expenditures	(146)	(103)	(84)
Equity method investment capital expenditures paid out	(31)	(13)	(3)
Other	7	6	(1)
Portion of DCF adjustments attributable to Predecessor(3)	—	2	8
DCF	2,781	1,628	1,140
Preferred unit distributions	(75)	(65)	(41)
DCF attributable to GP and LP unitholders	$2,706	$1,563	$1,099

(1) Includes an impairment expense of $89 million related to one of MPLX’s equity method investments for the year ended December 31, 2016.

(2)
MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(3)	The Adjusted EBITDA and DCF adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF prior to the acquisition dates.

(In millions)	2018	2017	2016
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$2,826	$1,907	$1,491
Changes in working capital items	41	(147)	(76)
All other, net	(45)	(28)	(16)
Non-cash equity-based compensation	19	15	10
Net (loss)/gain on disposal of assets	(2)	—	1
Net interest and other financial costs	556	301	215
Loss on extinguishment of debt	46	—	—
Current income taxes	—	2	5
Asset retirement expenditures	7	2	6
Unrealized derivative (gains)/losses(1)	(5)	6	36
Acquisition costs	3	11	(1)
Other adjustments to equity method investment distributions	47	(10)	2
Adjusted EBITDA	3,493	2,059	1,673
Adjusted EBITDA attributable to noncontrolling interests	(18)	(8)	(3)
Adjusted EBITDA attributable to Predecessor(2)	—	(47)	(251)
Adjusted EBITDA attributable to MPLX LP	3,475	2,004	1,419
Deferred revenue impacts	32	33	16
Net interest and other financial costs	(556)	(301)	(215)
Maintenance capital expenditures	(146)	(103)	(84)
Equity method investment capital expenditures paid out	(31)	(13)	(3)
Other	7	6	(1)
Portion of DCF adjustments attributable to Predecessor(2)	—	2	8
DCF	2,781	1,628	1,140
Preferred unit distributions	(75)	(65)	(41)
DCF attributable to GP and LP unitholders	$2,706	$1,563	$1,099

(1)
MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2)	The Adjusted EBITDA and DCF adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF prior to the acquisition dates.

2018 Compared to 2017

Service revenue increased $548 million in 2018 compared to 2017. This variance was primarily due to a $167 million increase in fees from volume growth in the Marcellus and the Southwest areas; a $13 million increase related to increases in volume and transportation rates of crude oil and products shipped, partially attributable to the Ozark pipeline acquisition and expansion; and an increase of $369 million due to ASC 606 gross ups. The remainder of the change can be attributable to impacts related to ASC 606 classification changes and other miscellaneous items.

Service revenue-related parties increased $1,077 million in 2018 compared to 2017. This variance was primarily due to a $947 million increase from the acquisition of Refining Logistics and Fuels Distribution; a $100 million increase related to higher volumes and transportation rates of related-party crude oil and products shipped, partially attributable to the Ozark pipeline acquisition and expansion; a $15 million increase from additional boats and barges; a $10 million increase from higher terminal throughputs; and a $12 million increase in the recognition of revenue related to volume deficiencies. These increases were partially offset by ASC 606 classification changes of $7 million.

Service revenue-product related increased $198 million in 2018 compared to 2017. This variance was primarily due to ASC 606 classification and non-cash changes.

Rental income increased $72 million in 2018 compared to 2017. This variance was primarily due to a $6 million increase from the acquisition of the Mt. Airy Terminal as well as $65 million related to higher ASC 606 cost reimbursements.

Rental income-related parties increased $439 million in 2018 compared to 2017. This variance was primarily due to a $411 million increase from the acquisition of Refining Logistics with the remainder of the variance being primarily related to the acquisition of additional marine vessels and the completion of the Robinson Butane Cavern.

Product sales and product sales-related parties increased $54 million in 2018 compared to 2017. This variance was primarily due to higher prices in the Southwest, Northeast and Marcellus of $113 million, volume impacts of $9 million as well as a change in unrealized gains associated with derivatives of $10 million, driven by favorable product hedges in 2018 compared to unfavorable product hedges in 2017. These increases were partially offset by ASC 606 classification and non-cash changes of $78 million.

Income (loss) from equity method investments increased $162 million in 2018 compared to 2017. This variance was primarily due to the MarEn Bakken acquisition, the Joint-Interest Acquisition, growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes, as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of an equity method investment partner.

Other income and Other income-related parties increased $8 million in 2018 compared to 2017. This variance was primarily due to an increase in management fees from our joint ventures.

Cost of revenues increased $420 million in 2018 compared to 2017. This variance was primarily due to ASC 606 gross-ups of $369 million, higher repairs and maintenance and operating costs in the Marcellus and Southwest of $32 million as well as from the acquisition of Refining Logistics and the acquisition and expansion of the Ozark pipeline.

Purchased product costs increased $194 million in 2018 compared to 2017. This variance was primarily due to higher NGL and gas prices and volumes of approximately $68 million and $36 million, respectively, primarily in the Southwest and Northeast areas; and an increase due to ASC 606 imbalances and non-cash consideration of approximately $105 million with the remaining variance being related to derivative activity.

Rental cost of sales and rental cost of sales-related parties increased $76 million in 2018 compared to 2017. This variance was primarily due to ASC 606 gross ups of $65 million in addition to the acquisition of Mt. Airy Terminal and increased maintenance, repairs, and operating costs.

Purchases-related parties increased $405 million in 2018 compared to 2017. This variance was primarily due to $372 million from the acquisition of Refining Logistics and Fuels Distribution with the remainder of the variance primarily being related to increases in employee-related costs.

Depreciation and amortization expense increased $83 million in 2018 compared to 2017. This variance was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal for approximately $76 million, as well as additions to in-service property, plant and equipment, slightly offset by accelerated depreciation expense incurred in 2017 related to decommissioned assets.

General and administrative expenses increased $50 million in 2018 compared to 2017. This variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as increased labor and benefits costs.

Other taxes increased $18 million in 2018 compared to 2017. This variance was primarily due to the acquisition of Refining Logistics as well as the Ozark pipeline acquisition and expansion.

Interest expense and other financial costs increased $307 million in 2018 compared to 2017. This variance was primarily due to increased interest expense due to the new senior notes issued in February 2018 and November 2018 and the loss on debt extinguishment associated with the redemption of all of the outstanding 5.5 percent senior notes due February 2023.
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

Service revenue-related parties increased $146 million in 2017 compared to 2016. This variance was primarily due to a $41 million increase related to volumes in related-party crude oil and products shipped, a $26 million increase from the acquisition of Ozark pipeline, and the inclusion of $79 million of revenue generated by MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016.

Rental income decreased $21 million in 2017 compared to 2016. This variance was primarily driven by the impact of recognizing rental income on a straight-line basis related to certain customer agreements.

Rental income-related parties increased $44 million in 2017 compared to 2016. This variance was primarily due to the inclusion of $24 million of revenue generated by MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016, and a $14 million increase in HSM equipment revenue due to increased capacity as a result of acquisition or chartering of additional barges.

Product sales increased $317 million in 2017 compared to 2016. This variance was primarily due to mainly to increased pricing of approximately $252 million as well as higher volume growth of approximately $61 million in the Marcellus and Southwest areas.

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

Purchased product costs increased $203 million in 2017 compared to 2016. This variance was primarily due to higher NGL and gas prices and purchase volumes in the Southwest area, partially offset by a $12 million unrealized gain on an embedded derivative.

Purchases-related parties increased $67 million in 2017 compared to 2016. This variance was primarily due to the inclusion of approximately $23 million related party purchases of MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016, as well as general increases in employee costs due to headcount.

Depreciation and amortization expense increased $92 million in 2017 compared to 2016. This variance was primarily due to accelerated depreciation expense of approximately $38 million incurred on the decommissioning of the Houston 1 facility in the Marcellus area and other various assets, approximately $15 million of additional depreciation due to the inclusion of MPLXT and the Ozark pipeline, as well as additions to in-service property, plant and equipment.

Impairment expense decreased $130 million in 2017 compared to 2016. This variance was primarily due to a non-cash impairment to goodwill in two reporting units in the G&P segment during 2016. See Item 8. Financial Statements and Supplementary Data – Note 15 for more information.

General and administrative expenses increased $14 million in 2017 compared to 2016. This variance was primarily due to an increase in acquisition costs, as well as employee costs related to the omnibus and employee services agreements with MPC.

Interest expense and other financial costs increased $92 million in 2017 compared to 2016. This variance was primarily due to the senior notes issued in February 2017.

SEGMENT REPORTING

We classify our business in the following reportable segments: L&S and G&P. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interests; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. For the L&S segment, Segment Adjusted EBITDA attributable to MPLX LP excludes the Adjusted EBITDA related to the HSM Predecessor prior to the March 31, 2016 acquisition and the HST, WHC and MPLXT Predecessor prior to the March 1, 2017 acquisition.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the years ended December 31, 2018, 2017 and 2016.

L&S Segment

(In millions)	2018	2017	$ Change	2016	$ Change
Service revenue	$2,289	$1,200	$1,089	$1,006	$194
Rental income	725	279	446	235	44
Product related revenue	14	—	14	—	—
Income from equity method investments	166	36	130	—	36
Other income	46	47	(1)	53	(6)
Total segment revenues and other income	3,240	1,562	1,678	1,294	268
Cost of revenues	401	370	31	289	81
Purchases - related parties	685	299	386	246	53
Depreciation and amortization	240	163	77	128	35
General and administrative expenses	142	106	36	99	7
Other taxes	36	22	14	17	5
Segment income from operations	1,736	602	1,134	515	87
Depreciation and amortization	240	163	77	128	35
Income from equity method investments	(166)	(36)	(130)	—	(36)
Distributions/adjustments related to equity method investments	235	76	159	—	76
Acquisition costs	3	11	(8)	(1)	12
Non-cash equity-based compensation	9	6	3	4	2
Adjusted EBITDA attributable to Predecessor	—	(47)	47	(251)	204
Segment Adjusted EBITDA(1)	2,057	775	1,282	395	380
Maintenance capital expenditures	$104	$79	$25	$58	$21

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

2018 Compared to 2017

Service revenue increased $1,089 million in 2018 compared to 2017. This variance was primarily due to an additional $947 million of revenue from the acquisition of Refining Logistics and Fuels Distribution; a $113 million increase in volume and transportation rates of crude and product shipped, partially attributable to the Ozark pipeline acquisition and expansion; a $15 million increase from additional marine vessels; an additional $10 million from increased terminal throughput; and a $12 million increase in the recognition of revenue related to volume deficiencies. These increases were partially offset by ASC 606 classification changes and other miscellaneous items.

Rental income increased $446 million in 2018 compared to 2017. This variance was primarily due to an additional $411 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $16 million from the completion of a new butane cavern, a $14 million increase from additional marine vessels, and an additional $6 million from the acquisition of the Mt. Airy Terminal.

Product related revenue increased $14 million in 2018 compared to 2017. This variance was primarily due to ASC 606 classification changes.

Income from equity method investments increased $130 million in 2018 compared to 2017. This variance was primarily due to the Joint-Interest Acquisition and the acquisition of MarEn Bakken.

Cost of revenues increased $31 million in 2018 compared to 2017. This variance was primarily due to an additional $13 million from the acquisition of Refining Logistics and Fuels Distribution, $7 million from the acquisition of Ozark pipeline and related expansion, $4 million from the acquisition of the Mt. Airy terminal and $7 million for other miscellaneous items.

Purchases - related parties increased $386 million in 2018 compared to 2017. This variance was primarily due to a $372 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as an increase in employee-related costs.

Depreciation and amortization increased $77 million in 2018 compared to 2017. This variance was primarily due to the acquisitions of Refining Logistics, Fuels Distribution and the Mt. Airy Terminal.

General and administrative expenses increased $36 million in 2018 compared to 2017. This variance was primarily due to an additional $22 million from the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

Other taxes increased $14 million in 2018 compared to 2017 primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as the Ozark pipeline acquisition and expansion.

2017 Compared to 2016

Service revenue increased $194 million in 2017 compared to 2016 primarily due to an additional $64 million from the acquisition of the Ozark pipeline; a $53 million increase from higher crude and product transportation volumes; and the inclusion of $79 million of revenue generated by MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016.

Rental income increased $44 million in 2017 compared to 2016 primarily due to an increase of $14 million from HSM equipment revenue due to increased capacity as a result of acquisition or chartering of additional barges, and the inclusion of $24 million of revenue generated by MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016.

Income from equity method investments increased $36 million in 2017 compared to 2016 due to the Joint-Interest Acquisition and the acquisition of MarEn Bakken.

Cost of revenues increased $81 million in 2017 compared to 2016 primarily due to an increase of $20 million due to the inclusion of MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016; an increase of $31 million from the acquisition of the Ozark pipeline; an $18 million increase in expenses related to greater project spend; and a $4 million increase in HSM costs for chartering additional barges, as well increased other miscellaneous expenses.

Purchases - related parties increased $53 million in 2017 compared to 2016 primarily due to an additional $23 million related to the inclusion of MPLXT and its subsidiaries in the first quarter of 2017, as they were not formed as a business until April 1, 2016, as well as general increases in employee costs due to headcount.

Depreciation and amortization increased $35 million in 2017 compared to 2016 primarily due to the inclusion of MPLXT and the Ozark pipeline, as well as additions to in-service property plant and equipment.

General and administrative expenses increased $7 million in 2017 compared to 2016 primarily due to an increase in acquisition costs, as well as employee costs related to the omnibus and employee services agreements with MPC.

Other taxes increased $5 million in 2017 compared to 2016 primarily due to the inclusion of MPLXT and the Ozark pipeline.

MPC Minimum Volume Commitments

During 2018 and 2017, MPC did not ship its minimum committed volumes on certain of our pipelines. As a result, MPC was obligated to make $41 million and $45 million of deficiency payments in 2018 and 2017, respectively. We record deficiency payments as “Deferred revenue-related parties” on the Consolidated Balance Sheets. During 2018 and 2017, we recognized revenue of $50 million and $38 million, respectively, related to volume deficiency credits. At December 31, 2018 and 2017, the cumulative balance of “Deferred revenue-related parties” on our Consolidated Balance Sheets related to volume deficiencies was $44 million and $53 million, respectively. The following table presents the future expiration dates of the associated deferred revenue credits for 2018:

(In millions)
March 31, 2019	$9
June 30, 2019	9
September 30, 2019	17
December 31, 2019	9
March 31, 2020	—
June 30, 2020	—
September 30, 2020	—
December 31, 2020	—
Total	$44

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

G&P Segment

(In millions)	2018	2017	$ Change	2016	$ Change
Service revenue	$1,574	$1,038	$536	$888	$150
Rental income	342	277	65	298	(21)
Product related revenue	1,135	897	238	583	314
Income/(loss) from equity method investments	74	42	32	(74)	116
Other income	60	51	9	40	11
Total segment revenues and other income	3,185	2,305	880	1,735	570
Cost of revenues	687	222	465	223	(1)
Purchased product costs	845	651	194	448	203
Purchases - related parties	175	156	19	142	14
Depreciation and amortization	526	520	6	463	57
Impairment expense	—	—	—	130	(130)
General and administrative expenses	149	135	14	128	7
Other taxes	36	32	4	33	(1)
Income from operations	767	589	178	168	421
Depreciation and amortization	526	520	6	463	57
Impairment expense	—	—	—	130	(130)
(Income)/loss from equity method investments	(74)	(42)	(32)	74	(116)
Distributions/adjustments related to equity method investments	212	155	57	150	5
Unrealized derivative (gains)/losses(1)	(5)	6	(11)	36	(30)
Non-cash equity-based compensation	10	9	1	6	3
Adjusted EBITDA attributable to noncontrolling interests	(18)	(8)	(10)	(3)	(5)
Segment Adjusted EBITDA(2)	1,418	1,229	189	1,024	205
Maintenance capital expenditures	$42	$24	$18	$26	$(2)

(1)
MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

2018 Compared to 2017

Service revenue increased $536 million in 2018 compared to 2017. This variance was primarily due to ASC 606 cost reimbursements of $369 million as well as higher fees from higher volumes in the Marcellus and Southwest of $167 million.

Rental income increased $65 million in 2018 compared to 2017. This variance was primarily due to higher ASC 606 cost reimbursements of $65 million.

Product related revenue increased $238 million in 2018 compared to 2017. This variance was primarily due to higher prices in the Southwest, Northeast and Marcellus of $113 million, volume impacts of $9 million as well as ASC 606 classification and non-cash changes of $106 million. In addition, there was a change in unrealized gains associated with derivatives of $10 million, driven by favorable product hedges in 2018 compared to unfavorable product hedges in 2017.

Income from equity method investments increased $32 million in 2018 compared to 2017. This variance was primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of an equity method investment partner.

Other income increased $9 million in 2018 compared to 2017. This variance was primarily due to an increase in management fees from our joint ventures.

Cost of revenues increased $465 million in 2018 compared to 2017. This variance was primarily due to ASC 606 gross ups of $433 million as well as higher repairs and maintenance and operating costs in the Marcellus and Southwest of $32 million.

Purchased product costs increased $194 million in 2018 compared to 2017. This variance was primarily due to higher prices of $68 million and volumes of $36 million in the Southwest and Northeast as well as ASC 606 imbalances and non-cash consideration of $105 million. These increases were partially offset with unrealized gains and losses associated with derivatives of $15 million which was driven by NGL prices creating a smaller fractionation spread.

Purchases - related parties increased $19 million in 2018 compared to 2017. This variance was primarily due to employee-related costs.

Depreciation and amortization increased $6 million in 2018 compared to 2017. This variance primarily relates to accelerated depreciation taken in 2017 of approximately $33 million offset by additions to in-service property, plant and equipment throughout 2017 and 2018 as well as a write-down of construction in progress projects of approximately $10 million which are no longer expected to be completed.

General and administrative expenses increased $14 million in 2018 compared to 2017. This variance was primarily due to increases in labor and benefits costs and general increases in office expenses.

Other taxes increased $4 million in 2018 compared to 2017. This variance was primarily due to an increase in property taxes.

2017 Compared to 2016

Service revenue increased $150 million in 2017 compared to 2016. This variance was primarily due to an increase in fees on higher volumes due to new gathering and processing facilities in the Marcellus and Southwest areas.

Rental income decreased $21 million in 2017 compared to 2016. This variance was primarily due to the impact of recognizing rental income on a straight-line basis related to certain customer agreements.

Product related revenue increased $314 million in 2017 compared to 2016. This variance was primarily due to increased pricing of approximately $252 million as well as higher volume growth of approximately $52 million in the Marcellus and Southwest areas and unrealized derivative gains of $9 million due to a larger fractionation spread.

Income from equity method investments increased $116 million in 2017 compared to 2016. This variance was primarily due to an increase of $27 million from our equity method investments, mainly driven by increased volumes in the Utica area. The year ended December 31, 2016 also included an impairment expense of $89 million related to one of our equity method investments.

Other income increased $11 million in 2017 compared to 2016. This variance was primarily due to an increase in management fees from our joint ventures.

Purchased product costs increased $203 million in 2017 compared to 2016. This variance was primarily due to higher NGL and gas prices and purchase volumes in the Southwest area, offset with unrealized gains and losses associated with derivatives of $10 million.

Purchases - related parties increased $14 million in 2018 compared to 2017. This variance was primarily due to employee-related costs.

Depreciation and amortization increased $57 million in 2017 compared to 2016. This variance was primarily due to $33 million of accelerated depreciation to decommission the Houston 1 facility and additions to in-service property, plant and equipment.

Impairment expense decreased $130 million in 2017 compared to 2016. This variance was primarily due to an impairment to goodwill during 2016.

SEGMENT NET OPERATING MARGIN

For the year ended December 31, 2018, we calculated the following approximate percentages of our Net operating margin from the following types of contracts:

	Fee-Based	Other(1)
L&S	100%	—%
G&P	87%	13%
Total	95%	5%

(1)	Includes percent-of-proceeds, keep-whole and other types of arrangements tied to NGL, condensate and natural gas prices.

The following table presents a reconciliation of Net operating margin to income from operations, the most directly comparable GAAP financial measure.

(In millions)	2018	2017	2016
Reconciliation to Income from operations from Net operating margin:
Service and rental revenues	$4,930	$2,794	$2,427
Product related revenues	1,149	897	583
Purchased product costs	(845)	(651)	(448)
Derivative loss related to purchased product costs(1)	(9)	(19)	(27)
Net operating margin	5,225	3,021	2,535
Derivative loss related to purchased product costs(1)	9	19	27
Income/(loss) from equity method investments(2)	240	78	(74)
Other income	7	6	7
Other income - related parties	99	92	86
Cost of revenues (excludes items below)	(948)	(528)	(454)
Rental cost of sales	(135)	(62)	(57)
Rental cost of sales - related parties	(5)	(2)	(1)
Purchases - related parties	(860)	(455)	(388)
Depreciation and amortization	(766)	(683)	(591)
Impairment expense	—	—	(130)
General and administrative expenses	(291)	(241)	(227)
Other taxes	(72)	(54)	(50)
Income from operations	$2,503	$1,191	$683

(1)
MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

(2) Includes an impairment expense of $89 million related to one of MPLX’s equity method investments for the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash balance was $76 million at December 31, 2018, compared to $9 million at December 31, 2017. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2018	2017	2016
Net cash provided by/(used in):
Operating activities	$2,826	$1,907	$1,491
Investing activities	(2,686)	(2,308)	(1,417)
Financing activities	(73)	171	113
Total	$67	$(230)	$187

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased $919 million in 2018 compared to 2017, the majority of which is related to the increase in net income net of non-cash adjustments of approximately $931 million period over period. 2018 includes Refining Logistics and Fuels Distribution as of February 1, 2018 as well as Joint-Interest Acquisition assets as of September 1, 2017.

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

Cash Flows Used in Investing Activities. Net cash used in investing activities increased $378 million in 2018 compared to 2017 primarily due to the Mt. Airy Terminal acquisition as well as various capital projects that have taken place throughout 2018 in-line with MPLX’s capital growth plan. The impact of this activity in 2018 was partially offset by the Ozark pipeline acquisition and higher investments in unconsolidated affiliates which occurred in 2017.

Net cash used in investing activities increased $891 million in 2017 compared to 2016, primarily due to the acquisition of an equity interest in MarEn Bakken for $513 million, investments in other unconsolidated entities of approximately $248 million, $219 million for the acquisition of the Ozark pipeline, $33 million for the buy-out of an equity method investment partner, and an increase in cash used for additions to property, plant and equipment related to various capital projects. Partially offsetting these items was a net increase of $97 million in investment loans with MPC and a return of capital of $26 million from our acquisition of equity interests in Sherwood Midstream and Sherwood Midstream Holdings LLC.

Cash Flows Used in and Provided by Financing Activities. The change in financing activities was a $73 million use of cash in 2018 compared to a $171 million source of cash in 2017. The uses of cash in 2018 primarily consisted of distributions to MPC of $4.1 billion for the acquisition of Refining Logistics and Fuels Distribution, the $4.1 billion repayment of the 364-day term loan facility, the $4,347 million repayment of borrowings under the MPC Loan Agreement, the $750 million redemption of the 5.5 percent senior notes due February 2023 and $14 million of related debt extinguishment charges, the $1,915 million repayment of the MPLX Credit Agreement, debt issuance costs and discounts of $76 million and $74 million respectively, distributions of $71 million and $17 million to preferred unitholders and noncontrolling interests respectively, and distributions of $1,819 million to unitholders and our general partner due mainly to the increase in units outstanding as well as an increase in the distribution per limited partner unit. This was partially offset by sources of cash primarily related to $1,410 million of proceeds from the MPLX Credit Agreement, $5.5 billion of net proceeds from the senior notes issued on February 8, 2018, $2.25 billion of net proceeds from the senior notes issued on November 15, 2018, $4.1 billion of net proceeds under the 364-

day term loan facility that was drawn on February 1, 2018, and $3,962 million of net proceeds from draws on the MPC Loan Agreement.

Net cash provided by financing activities in 2017 was $171 million compared to $113 million in 2016. The sources of cash in 2017 primarily consisted of $2.2 billion of net proceeds from the senior notes issued in February 2017, $670 million of proceeds under the bank revolving credit facility, $129 million in contributions from noncontrolling interests, and $483 million of net proceeds from sales of common units under the ATM Program. These items were partially offset by distributions to MPC of $1.9 billion for the acquisition of HST, WHC and MPLXT and the Joint-Interest Acquisition, $250 million repayment of the term loan facility, $165 million repayment of the bank revolving credit facility, distributions of $65 million to preferred unitholders, and increased distributions of $1.1 billion to unitholders and our general partner due mainly to the increase in units outstanding, as well as a 12.1 percent increase in the distribution per limited partner unit.

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

Long-term debt borrowings and repayments were a net $6.3 billion source of cash in 2018 compared to a $2.5 billion source of cash in 2017 and a $878 million use of cash in 2016. During 2018, we used proceeds from senior notes issued during the year to redeem $750 million of 5.5 percent senior notes due February 2023, for the acquisition of Refining Logistics and Fuels Distribution, to repay amounts outstanding under the MPLX Credit Agreement and MPC Loan Agreement, as well as for general business purposes. During 2017, we used proceeds from the issuance of the February 2017 senior notes and MPLX Credit Agreement for general business purposes, including the acquisitions of HST, WHC, MPLXT and the Joint-Interest Acquisition from MPC, the acquisition of our equity interest in MarEn Bakken, the acquisition of the Ozark pipeline and capital expenditures. During 2016, we used proceeds from the issuance of preferred units to repay amounts outstanding under the MPLX Credit Agreement. See Item 8. Financial Statements and Supplementary Data – Note 18.

Debt and Liquidity Overview

On November 20, 2014, we entered into a credit agreement with a syndicate of lenders which provided for a five-year, $1 billion bank revolving credit facility and a $250 million term loan facility. In connection with the MarkWest Merger, the aggregate capacity of the credit facility was extended to $2 billion and the maturity date was extended to December 4, 2020. On July 21, 2017, we replaced the previously existing $2 billion revolving credit facility and $250 million term loan with a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (“MPLX Credit Agreement”). Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. We are charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The financial covenants and the interest rate terms contained in the new credit agreement are substantially the same as those contained in the previous bank revolving credit facility. Additionally, on July 19, 2017, we prepaid the entire outstanding principal amount of the previously outstanding $250 million term loan with cash on hand.

The MPLX Credit Agreement includes letter of credit issuing capacity of up to $222 million and swingline capacity of up to $100 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $500 million, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended for up to two additional one-year periods subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. During 2018, we borrowed $1,410 million under the MPLX Credit Agreement, at an average interest rate of 3.464 percent, and repaid $1,915 million of borrowings under the MPLX Credit Agreement. At December 31, 2018, we had no outstanding borrowings and $3 million in letters of credit outstanding under this facility, resulting in total availability of approximately $2.2 billion, or 99.9 percent, of the borrowing capacity.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2018, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.8 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement. For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 18.

On January 2, 2018, MPLX entered into a term loan agreement with a syndicate of lenders providing for a $4.1 billion, 364-day term loan facility. MPLX drew the entire amount of the term loan facility in a single borrowing on February 1, 2018. The proceeds from the term loan facility were used to fund the cash portion of the dropdown consideration for Refining Logistics and Fuels Distribution.

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058. The notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. On February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term loan facility. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general business purposes.

On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent unsecured senior notes due February 2029 and $1.5 billion aggregate principal amount of 5.5 percent unsecured senior notes due February 2049 (collectively, the “November 2018 New Senior Notes”). The November 2018 New Senior Notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, to redeem $750 million of 5.5 percent senior notes due February 2023, as well as for general business purposes. Interest on each series of notes in the November 2018 New Senior Notes is payable semi-annually in arrears, commencing on February 15, 2019.

On December 10, 2018, MPLX redeemed all of the $750 million 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by the MarkWest subsidiary. These notes were redeemed at 101.833 percent of the principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

As of December 31, 2018, we had $13.9 billion in aggregate principal amount of senior notes outstanding. The increase compared to year-end 2017 resulted from the February 2018 and November 2018 public offerings of senior notes, offset by the redemption of the 5.5 percent senior notes due February 2023. As of December 31, 2018, minimum principal payments due during the next five years include $500 million to repay our 3.375 percent senior notes due March 2023 and $1 billion to repay our 4.5 percent senior notes due July 2023. For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 18.

Our intention is to maintain an investment grade credit profile. As of February 1, 2019, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa3 (stable outlook)
Fitch	BBB- (positive outlook)
Standard & Poor’s	BBB (stable outlook)

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

Our liquidity totaled $3.3 billion at December 31, 2018, consisting of:

	December 31, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2022(1)	$2,250	$(3)	$2,247
MPC Investment - loan agreement	1,000	—	1,000
Total	$3,250	$(3)	$3,247
Cash and cash equivalents			68
Total liquidity			$3,315

(1)	Outstanding borrowings include $3 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facilities and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short term and long-term funding requirements, including working capital requirements, capital expenditure requirements, acquisitions, contractual obligations, and quarterly cash distributions.

MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

The following table summarizes the changes in the number of units outstanding through December 31, 2018:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2015	296,687,176	7,981,756	6,800,475	311,469,407
Unit-based compensation awards	120,989	—	2,470	123,459
Issuance of units under the ATM Program	26,347,887	—	537,710	26,885,597
Contribution of HSM	22,534,002	—	459,878	22,993,880
Class B Conversion	4,350,057	(3,990,878)	7,330	366,509
Class A Reorganization	7,153,177	—	(436,758)	6,716,419
Balance at December 31, 2016	357,193,288	3,990,878	7,371,105	368,555,271
Unit-based compensation awards	268,167	—	5,472	273,639
Issuance of units under the ATM Program	13,846,998	—	282,591	14,129,589
Contribution of HST/WHC/Terminals	12,960,376	—	264,497	13,224,873
Contribution of the Joint-Interest Acquisition	18,511,134	—	377,778	18,888,912
Class B Conversion	4,350,057	(3,990,878)	7,330	366,509
Balance at December 31, 2017	407,130,020	—	8,308,773	415,438,793
Unit-based compensation awards	348,387	—	140	348,527
Contribution of Refining Logistics and Fuels Distribution	111,611,111	—	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	—	(10,586,691)	264,413,309
Balance at December 31, 2018	794,089,518	—	—	794,089,518

For more details on equity activity, see Item 8. Financial Statements and Supplementary Data – Notes 8 and 9.

Preferred Units

On May 13, 2016, MPLX completed the private placement of approximately 30.8 million preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the preferred units were used for capital expenditures, repayment of debt and general business purposes.

The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to preferred unitholders during the years ended December 31, 2018, 2017 and 2016 were $71 million, $65 million and $25 million, respectively.

Class B Units

On July 1, 2016, the previously outstanding 3,990,878 Class B units each automatically converted into 1.09 MPLX LP common units and the right to receive $6.20 per unit in cash. MPC funded the $6.20 per unit cash payment, which reduced our liability payable to Class B unitholders by approximately $25 million on July 1, 2016. In connection with the Class B conversion on July 1, 2016, MPLX GP contributed less than $1 million in exchange for 7,330 general partner units to maintain its two percent general partner interest. On July 1, 2017, all of the remaining 3,990,878 Class B units each automatically converted into 1.09 MPLX LP common units and the right to receive $6.20 per unit in cash. MPC funded this cash payment, which reduced our liability payable to Class B unitholders by approximately $25 million on July 1, 2017. In connection with the Class B units conversion on July 1, 2017, MPLX GP contributed less than $1 million in exchange for 7,330 general partner units to maintain its two percent general partner interest. As common units outstanding as of the August 7, 2017 record date, the converted Class B units participated in the second quarter 2017 distribution.

Reorganization Transactions

On September 1, 2016, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting requirements. In connection with these transactions, all issued and outstanding MPLX LP Class A units were either distributed to or purchased by MPC in exchange for $84 million in cash, 21,401,137 MPLX LP common units and 436,758 MPLX LP general partner units. MPC also contributed $141 million to facilitate the repayment of intercompany debt between MarkWest Hydrocarbon, L.L.C. (“MarkWest Hydrocarbon”), and MarkWest. As a result of these transactions, the MPLX LP Class A units were eliminated, are no longer outstanding and no longer participate in distributions of cash from MPLX. See additional discussion in Item 8. Financial Statements and Supplementary Data – Notes 8 and 12.

GP/IDR Exchange

On February 1, 2018, our general partner’s IDRs were eliminated and its two percent economic general partner interest in MPLX LP was converted into a non-economic general partner interest, all in exchange for 275 million newly-issued MPLX LP common units. As a result of this transaction, the general partner units and IDRs were eliminated, are no longer outstanding, and no longer participate in distributions of cash from MPLX.

ATM Program

On March 13, 2018, MPLX entered into a Third Amended and Restated Distribution Agreement providing for the at-the-market issuances of common units having an aggregate offering price of up to approximately $1.7 billion, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings. There were no issuances made under the ATM Program during the year ended December 31, 2018. In 2017 and 2016, the sale of common units under the ATM Program generated net proceeds of approximately $473 million and $776 million, respectively. MPLX used the net proceeds from sales under the ATM Program for general business purposes, including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures.

Distributions

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $208 million per quarter, or $834 million per year, based on the number of common and general partner units. On January 25, 2019, we announced that the board of directors of our general partner had declared a distribution of $0.6475 per common unit that was paid on February 14, 2019 to common unitholders of record on February 5, 2019. This represents a 7 percent increase over the fourth quarter 2017 distribution. We have provided distribution growth guidance of $.01 per unit each quarter for 2019. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

MPC agreed to waive the fourth quarter 2017 distributions on the common units issued in connection with the acquisition of Refining Logistics and Fuels Distribution which took place on February 1, 2018. MPC also agreed to waive the portion of the fourth quarter 2017 distributions on common units received on February 1, 2018 in the GP IDR Exchange in excess of what would have been distributable to MPC for its economic general partner interest, including IDRs, absent the exchange. Together, the value of these waived distributions was $135 million. Additionally, in connection with our acquisition of a partial, indirect equity interest in the Bakken Pipeline system on February 15, 2017, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters beginning with the distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated from the acquisition date. This waiver is no longer applicable as a result of the GP IDR Exchange on February 1, 2018.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2018, 2017 and 2016. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data - Note 7.

(In millions)	2018	2017	2016
Distribution declared:
Limited partner units - public	$732	$656	$533
Limited partner units - MPC	1,253	338	159
General partner units - MPC	—	18	18
IDRs - MPC	—	211	187
Total GP & LP distribution declared	1,985	1,223	897
Redeemable preferred units	75	65	41
Total distribution declared	$2,060	$1,288	$938

Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.6175	$0.5400	$0.5050
Quarter ended June 30,	0.6275	0.5625	0.5100
Quarter ended September 30,	0.6375	0.5875	0.5150
Quarter ended December 31,	0.6475	0.6075	0.5200
Year ended December 31,	$2.5300	$2.2975	$2.0500

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity to increase volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include the acquisition of equipment or the construction costs and the development or acquisition of additional pipeline, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for MPLX.

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2018	2017	2016
Capital expenditures(1):
Maintenance	$146	$103	$84
Growth	1,884	1,381	1,213
Total capital expenditures	2,030	1,484	1,297
Less: Increase (decrease) in capital accruals	104	71	(22)
Asset retirement expenditures	7	2	6
Additions to property, plant and equipment	1,919	1,411	1,313
Capital expenditures of unconsolidated subsidiaries(2)	421	384	131
Total gross capital expenditures	2,340	1,795	1,444
Less: Joint venture partner contributions	196	169	64
Total capital expenditures, net	2,144	1,626	1,380
Acquisition, net of cash acquired	451	249	—
Total Capital Expenditures, net and acquisitions	2,595	1,875	1,380
Less: Maintenance capital expenditures	146	108	88
Acquisition, net of cash acquired	451	249	—
Total growth capital expenditures	$1,998	$1,518	$1,292

(1) Includes capital expenditures of the Predecessor for all periods presented.
(2) Includes amounts related to unconsolidated, Partnership-operated subsidiaries. Contributions by MPLX to our equity method investments in 2018, 2017 and 2016 totaled $341 million, $761 million and $87 million respectively.

Our organic growth capital plan for 2019 is $2.2 billion. The L&S organic growth capital plan includes the continued expansion of MPLX’s marine fleet. We also have other projects including long-haul crude oil, natural gas and NGL pipelines as well as projects to increase our export capability which will further enhance our L&S segment full value chain capture. The G&P segment organic growth capital plan includes the addition of approximately 765 MMcf/d of processing capacity at five gas processing plants, two in the Marcellus and three in the Southwest, which expands MPLX’s processing capacity in the Permian Basin and the STACK shale play of Oklahoma. The G&P segment capital plan also includes the addition of approximately 100 mbpd of fractionation capacity in the Marcellus and Utica basins. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2018:

(In millions)	Total	2019	2020 & 2021	2022 & 2023	Thereafter
Bank revolving credit facility(1)	$17	$5	$9	$3	$—
Long-term debt(1)	24,841	613	1,285	2,776	20,167
Capital lease obligations	7	1	6	—	—
Operating leases(2)	1,051	73	138	121	719
Purchase obligations:
Contracts to acquire property, plant & equipment	746	743	3	—	—
Other contracts	3,077	294	142	131	2,510
Total purchase obligations(3)	3,823	1,037	145	131	2,510
Natural gas purchase obligations(4)	27	6	14	7	—
SMR liability(5)	195	17	34	34	110
Transportation and terminalling(6)	424	52	100	93	179
Other long-term liabilities reflected on the Consolidated Balance Sheets:
AROs(7)	30	—	—	—	30
Total contractual cash obligations	$30,415	$1,804	$1,731	$3,165	$23,715

(1)	Amounts represent outstanding borrowings at December 31, 2018, plus any commitment and administrative fees and interest.

(2)	Amounts relate primarily to leases associated with Refining Logistics as well as to our office, railcar, and vehicle leases.

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

(4)
Natural gas purchase obligations consist primarily of a purchase agreement with a producer in our Southern Appalachia Operations. The contract provides for the purchase of keep-whole volumes at a specific price and is a component of a broader regional arrangement. The contract price is designed to share a portion of the frac spread with the producer and as a result, the amounts reflected for the obligation exceed the cost of purchasing the keep-whole volumes at a market price. The contract is considered an embedded derivative (see Item 8. Financial Statements and Supplementary Data – Note 17 for the fair value of the frac spread sharing component). We use the estimated future frac spreads as of December 31, 2018 for calculating this obligation. The counterparty to the contract has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five-year terms after 2022, which is not included in the natural gas purchase obligations line item.

(5)	Represents amounts due under a product supply agreement (see Item 8. Financial Statements and Supplementary Data – Note 25 for further discussion of the product supply agreement).

(6)
Represents transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which will range from three to ten years. We expect to pass any minimum payment commitments through to producer customers. Minimum fees due under transportation agreements do not include potential fee increases as required by FERC.

(7)	Excludes estimated accretion expense of $31 million. The total amount to be paid is approximately $61 million.

In addition to the obligations included in the table above, we have an omnibus agreement and employee services agreements with MPC. The omnibus agreement with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us. The omnibus agreement remains in full force and effect as long as MPC controls our general partner. Under the omnibus agreement, we paid to MPC in equal monthly installments an annual amount of approximately $152 million in 2018 for the provision of services by MPC, such as information technology, engineering, legal, accounting, treasury, human resources and other administrative services. The annual amount includes a fixed annual fee of approximately $14 million for the provision of certain executive management services by certain officers of our general partner.

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

MPLX has various employee services agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our L&S and G&P segments’ operations, including those in support of HST, WHC, MPLXT and HSM. We incurred $640 million of expenses under the employee services agreements for 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Effects of Inflation

Inflation did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 or 2016. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire, build or replace property, plant and equipment. It may also increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along all or a portion of increased costs to our customers in the form of higher fees.

TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2018, MPC owned our general partner and approximately 63.6 percent limited partner interest in us.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 46 percent, 36 percent and 41 percent of our total revenues and other income for 2018, 2017 and 2016, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 27 percent, 22 percent and 23 percent for 2018, 2017 and 2016, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

We believe that transactions with related parties were conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business – Our L&S Contracts with MPC and Third Parties and Item 8. Financial Statements and Supplementary Data – Note 6.

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

(In millions)	2018	2017	2016
Capital	$27	$5	$12
Percent of total capital expenditures	1%	—%	1%
Compliance:
Operating and maintenance	$31	$26	$95
Remediation(1)	8	4	10
Total	$39	$30	$105

(1)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash accruals for environmental remediation.

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

Our environmental capital expenditures are expected to approximate $11 million in 2019. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed. The amount of expenditures in 2019 is also dependent upon the resolution of the matters described in Item 3 – Legal Proceedings, which may require us to complete additional projects and increase our actual environmental capital and operating expenditures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (i) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.
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
The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•
Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.

•	Level 3 - Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data - Note 16 for disclosures regarding our fair value measurements.
Significant uses of fair value measurements include:

•	assessment of impairment of long-lived assets;

•	assessment of impairment of intangible assets:

•	assessment of impairment of goodwill;

•	assessment of impairment of equity method investments;

•	recorded values for assets acquired and liabilities assumed in connection with acquisitions; and

•	recorded values of derivative instruments.

Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments
Fair value calculated for the purpose of testing our long-lived assets, intangible assets, goodwill and equity method investments for impairment is estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:

•
Future Net operating margins. Our estimates of future Net operating margins are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions as well as commodity prices. Such estimates are consistent with those used in our planning and capital investment reviews.

•
Future volumes. Our estimates of future throughput of crude oil, natural gas, NGL and refined product volumes are based on internal forecasts. These throughput assumptions depend, in part, on expected commodity prices. Assumptions about our customers’ drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Management considers the sustained reduction of commodity prices in forecasted cash flows.

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
The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for commodities, a poor outlook for profitability, a significant reduction in pipeline throughput volumes, a significant reduction in natural gas or NGL volumes processed, other changes to contracts or changes in the regulatory environment in which the asset or equity method investment is located.
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which is at least at the segment level and in some cases for similar assets in the same geographic region where cash flows can be separately identified. If the sum of the undiscounted cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down if greater than the calculated fair value.
Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. We have 12 reporting units, eight of which have goodwill allocated to them. At December 31, 2018, we had a total of $2.6 billion of goodwill recorded on the Consolidated Balance Sheets. The fair value of our reporting units exceeded book value for each of our reporting units in 2018.
MPLX had eight reporting units with goodwill totaling approximately $2.6 billion as of November 30, 2018. Step 1 of the annual impairment analysis resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 14 percent to 5,330 percent. The reporting unit with fair value exceeding its carrying value by approximately 14 percent has goodwill of $228 million at December 31, 2018. An increase of one percentage point to the discount rate used to estimate the fair value of the reporting units would not have resulted in a goodwill impairment charge as of November 30, 2018. Significant assumptions used to estimate the reporting units’ fair value included estimates of future cash flows. If estimates for future cash flows, which are impacted primarily by commodity prices and producer customers’ development plans (which impact volumes and capital requirements), were to decline, the overall reporting units’ fair value would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2018, we had $4.2 billion of equity method investments recorded on the Consolidated Balance Sheets.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
Acquisitions
In accounting for business combinations, acquired assets, assumed liabilities and contingent consideration are recorded based on estimated fair values as of the date of acquisition. The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, is recorded as goodwill or a bargain purchase gain, respectively. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment, intangible assets, contingent consideration and other assets and liabilities. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance.
The fair value of assets and liabilities, including contingent consideration, as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project related future cash inflows and outflows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach, which uses market data and adjusts for entity-specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value.
See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information on our acquisitions. See Item 8. Financial Statements and Supplementary Data - Note 16 for additional information on fair value measurements.

Derivatives
We record all derivative instruments at fair value on the Consolidated Balance Sheets. Our crude oil and natural gas commodity derivatives are Level 2 financial instruments. Our NGL commodity derivatives and any option contracts are Level 3 financial instruments due to option volatilities and NGL prices that are interpolated and extrapolated due to inactive markets. Substantially all of our commodity derivative instruments are traded in OTC markets and are appropriately adjusted for non-performance risk.
We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreements for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative which is a Level 3 financial instrument and is appropriately adjusted for non-performance risk (the “Natural Gas Embedded Derivative”). The significant unobservable inputs to the valuation of the Natural Gas Embedded Derivative include:

•
Probability of Renewal. As of December 31, 2018, we believe there is a 90 percent and 80 percent probability that the customer will exercise its first and second term extending options, respectively. The customer must exercise the first term extending option in order for the second term extending option to become available.

•	Commodity Prices. Third-party forward price curves are not available after 2020, which requires us to extrapolate NGL and natural gas prices.

A ten percent difference in the estimated fair value of the Natural Gas Embedded Derivative at December 31, 2018 would have affected income before taxes by $6.1 million for the year ended December 31, 2018. If the probabilities of renewal for the Natural Gas Embedded Derivative were changed to 80 percent and 70 percent, the liability would have been reduced by $3.9 million as of December 31, 2018. If the probabilities of renewal for the Natural Gas Embedded Derivative were changed to 95 percent and 90 percent, the liability would have been increased by $2.9 million as of December 31, 2018. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data - Note 16 and Note 17. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Variable Interest Entities
We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. When we conclude that we hold an interest in a VIE we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE. We consolidate any VIE when we determine that we are the primary beneficiary. We must disclose the nature of any interests in a VIE that is not consolidated.
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
Changes in the design or nature of the activities of a VIE, or our involvement with a VIE, may require us to reconsider our conclusions on the entity’s status as a VIE and/or our status as the primary beneficiary. Such reconsideration requires significant judgment and understanding of the organization. This could result in the deconsolidation or consolidation of the affected subsidiary, which would have a significant impact on our financial statements.
VIEs are discussed in Item 8. Financial Statements and Supplementary Data - Note 5.

Contingent Liabilities
We accrue contingent liabilities for legal actions, claims, litigation, environmental remediation, tax deficiencies related to operating taxes and third-party indemnities for specified tax matters when such contingencies are both probable and estimable. We regularly assess these estimates in consultation with legal counsel to consider resolved and new matters, material developments in court proceedings or settlement discussions, new information obtained as a result of ongoing discovery and past experience in defending and settling similar matters. Actual costs can differ from estimates for many reasons. For instance, settlement costs for claims and litigation can vary from estimates based on differing interpretations of laws, opinions on degree of responsibility and assessments of the amount of damages. Similarly, liabilities for environmental remediation may vary from estimates because of changes in laws, regulations and their interpretation, additional information on the extent and nature of site contamination and improvements in technology.
We generally record losses related to these types of contingencies as cost of revenues or selling, general and administrative expenses on the Consolidated Statements of Income, except for tax deficiencies unrelated to income taxes, which are recorded as other taxes.
An estimate of the sensitivity to net income if other assumptions had been used in recording these liabilities is not practical because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, in terms of both the probability of loss and the estimates of such loss.
For additional information on contingent liabilities, see Item 8. Financial Statements and Supplementary Data - Note 25.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2018, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

We may at times use a variety of commodity derivative instruments, including futures and options, as part of an overall program to economically hedge commodity price risk. A portion of our profitability is directly affected by prevailing commodity prices primarily as a result of purchasing and selling NGLs and natural gas at index-related prices. To the extent that commodity prices influence the level of drilling by our producer customers, such prices also indirectly affect profitability. We may enter into derivative contracts which are primarily swaps traded on the OTC market as well as fixed price forward contracts. Our risk management policy does not allow us to enter into speculative positions with our derivative contracts. Execution of our hedge strategy and the continuous monitoring of commodity markets and our open derivative positions are carried out by our hedge committee, comprised of members of senior management.

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

As a result of our derivative positions held during the fourth quarter, we have mitigated a portion of our expected commodity price risk. We would be exposed to additional commodity risk in certain situations such as if producers under-deliver or over-deliver products or if processing facilities are operated in different recovery modes. In the event that we have derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

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

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of December 31, 2018 and 2017, the estimated fair value of this contract was a liability of $61 million and $64 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of December 31, 2018, we have no open commodity derivative contracts. The estimated fair value of our Level 2 and 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a ten percent difference in our estimated fair value of Level 2 and 3 commodity derivatives (excluding embedded derivatives) as of December 31, 2018 would not have affected income before income taxes for the year ended December 31, 2018. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2018(1)	Change in Fair Value (2)	Change in Income before income taxes for the Year Ended December 31, 2018 (3)
Long-term debt
Fixed-rate	$13,169	$1,357	N/A
Variable-rate	$—	N/A	$2

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2018.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2018.

At December 31, 2018, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our revolving credit facility, of which we had no outstanding balance at December 31, 2018. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of December 31, 2018, we did not have any commodity or financial derivative instruments to hedge the risks related to commodity price or interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

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

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
February 28, 2019

We have served as the Company’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2018	2017	2016
Revenues and other income:
Service revenue	$1,704	$1,156	$958
Service revenue - related parties	2,159	1,082	936
Service revenue - product related	198	—	—
Rental income	349	277	298
Rental income - related parties	718	279	235
Product sales	902	889	572
Product sales - related parties	49	8	11
Income/(loss) from equity method investments	240	78	(74)
Other income	7	6	7
Other income - related parties	99	92	86
Total revenues and other income	6,425	3,867	3,029
Costs and expenses:
Cost of revenues (excludes items below)	948	528	454
Purchased product costs	845	651	448
Rental cost of sales	135	62	57
Rental cost of sales - related parties	5	2	1
Purchases - related parties	860	455	388
Depreciation and amortization	766	683	591
Impairment expense	—	—	130
General and administrative expenses	291	241	227
Other taxes	72	54	50
Total costs and expenses	3,922	2,676	2,346
Income from operations	2,503	1,191	683
Related party interest and other financial costs	5	2	1
Interest expense (net of amounts capitalized of $33 million, $32 million, and $28 million, respectively)	534	296	210
Other financial costs	122	56	50
Income before income taxes	1,842	837	422
Provision/(benefit) for income taxes	8	1	(12)
Net income	1,834	836	434
Less: Net income attributable to noncontrolling interests	16	6	2
Less: Net income attributable to Predecessor	—	36	199
Net income attributable to MPLX LP	1,818	794	233
Less: Preferred unit distributions	75	65	41
Less: General partner’s interest in net income attributable to MPLX LP	—	318	191
Limited partners’ interest in net income attributable to MPLX LP	$1,743	$411	$1
Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$2.29	$1.07	$—
Common - diluted	$2.29	$1.06	$—
Weighted average limited partner units outstanding:
Common - basic	761	385	331
Common - diluted	761	388	338
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2018	2017	2016
Net income	$1,834	$836	$434
Other comprehensive (loss)/income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	(2)	—	—
Comprehensive income	1,832	836	434
Less comprehensive income attributable to:
Noncontrolling interests	16	6	2
Income attributable to Predecessor	—	36	199
Comprehensive income attributable to MPLX LP	$1,816	$794	$233

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$68	$5
Receivables, net	417	292
Receivables - related parties	289	160
Inventories	77	65
Other current assets	46	37
Total current assets	897	559
Equity method investments	4,174	4,010
Property, plant and equipment, net	14,639	12,187
Intangibles, net	424	453
Goodwill	2,586	2,245
Long-term receivables - related parties	24	20
Other noncurrent assets	35	26
Total assets	22,779	19,500
Liabilities
Current liabilities:
Accounts payable	162	151
Accrued liabilities	250	231
Payables - related parties	203	516
Deferred revenue - related parties	51	43
Accrued property, plant and equipment	294	194
Accrued interest payable	143	88
Other current liabilities	83	81
Total current liabilities	1,186	1,304
Long-term deferred revenue	80	42
Long-term deferred revenue - related parties	43	43
Long-term debt	13,392	6,945
Deferred income taxes	13	5
Deferred credits and other liabilities	197	188
Total liabilities	14,911	8,527
Commitments and contingencies (see Note 25)
Redeemable preferred units	1,004	1,000
Equity
Common unitholders - public (289 million and 289 million units issued and outstanding)	8,336	8,379
Common unitholder - MPC (505 million and 118 million units issued and outstanding)	(1,612)	2,099
General partner - MPC (0 million and 8 million units issued and outstanding)	—	(637)
Accumulated other comprehensive loss	(16)	(14)
Total MPLX LP partners’ capital	6,708	9,827
Noncontrolling interests	156	146
Total equity	6,864	9,973
Total liabilities, preferred units and equity	$22,779	$19,500
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2018	2017	2016
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$1,834	$836	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	59	53	46
Depreciation and amortization	766	683	591
Impairment expense	—	—	130
Deferred income taxes	8	(1)	(17)
Asset retirement expenditures	(7)	(2)	(6)
Loss/(gain) on disposal of assets	2	—	(1)
Income from equity method investments	(240)	(78)	74
Distributions from unconsolidated affiliates	400	241	148
Changes in:
Current receivables	(122)	8	(52)
Inventories	(5)	(3)	(8)
Fair value of derivatives	(10)	6	43
Current accounts payable and accrued liabilities	100	48	102
Receivables from/liabilities to related parties	(50)	63	(19)
Prepaid other current assets from related parties	7	(8)	—
Deferred revenue	39	33	10
All other, net	45	28	16
Net cash provided by operating activities	2,826	1,907	1,491
Investing activities:
Additions to property, plant and equipment	(1,919)	(1,411)	(1,313)
Acquisitions, net of cash acquired	(451)	(249)	—
Investments - net related party loans	—	80	(17)
Disposal of assets	8	7	1
Investments in unconsolidated affiliates	(341)	(761)	(87)
Distributions from unconsolidated affiliates - return of capital	16	26	—
All other, net	1	—	(1)
Net cash used in investing activities	(2,686)	(2,308)	(1,417)
Financing activities:
Long-term debt - borrowings	13,186	2,911	434
- repayments	(6,780)	(416)	(1,312)
Related party debt - borrowings	3,962	2,369	2,532
- repayments	(4,347)	(1,983)	(2,540)
Debt issuance costs	(76)	(29)	—
Net proceeds from equity offerings	—	483	792
Issuance of redeemable preferred units	—	—	984
Distributions to preferred unitholders	(71)	(65)	(25)
Distributions to MPC for acquisitions	(4,111)	(1,951)	—
Distributions to MPC from Predecessor	—	(113)	(104)
Distributions to unitholders and general partner	(1,819)	(1,120)	(845)
Distributions to noncontrolling interests	(17)	(7)	(3)
Contributions from MPC	—	—	225
Contributions from noncontrolling interests	11	129	6
Consideration payment to Class B unitholders	—	(25)	(25)
All other, net	(11)	(12)	(6)
Net cash (used in)/provided by financing activities	(73)	171	113
Net increase/(decrease) in cash, cash equivalents and restricted cash	67	(230)	187
Cash, cash equivalents and restricted cash at beginning of period	9	239	52
Cash, cash equivalents and restricted cash at end of period	$76	$9	$239
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity

	Partnership
(In millions)	Common Unitholders Public	Class B Unitholders Public	Common Unitholder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2015	$7,691	$266	$465	$819	$—	$13	$692	$9,946
Net (loss)/income (excludes amounts attributable to preferred units)	(5)	—	6	191	—	2	199	393
Unit issuances under ATM Program	776	—	—	16	—	—	—	792
Class B unit conversion	133	(133)	—	—	—	—	—	—
Deferred income tax impact from changes in equity	(2)	—	(13)	(2)	—	—	—	(17)
Allocation of MPC's net investment at acquisition	—	—	669	(337)	—	—	(332)	—
Distributions to:
MPC from Predecessor	—	—	—	—	—	—	(104)	(104)
Unitholders and GP	(513)	—	(142)	(190)	—	—	—	(845)
Noncontrolling interests	—	—	—	—	—	(3)	—	(3)
MPC of MarkWest Hydrocarbon	—	—	—	563	—	—	—	563
Contributions from:
MPC	—	—	84	141	—	—	—	225
MPC (non-cash)	—	—	—	—	—	—	336	336
Noncontrolling interests	—	—	—	—	—	6	—	6
MPC of MarkWest Hydrocarbon	—	—	—	(188)	—	—	—	(188)
Other	6	—	—	—	—	—	—	6
Balance at December 31, 2016	8,086	133	1,069	1,013	—	18	791	11,110
Net income (excludes amounts attributable to preferred units)	301	—	110	318	—	6	36	771
Unit issuances under ATM Program	473	—	—	10	—	—	—	483
Class B unit conversion	133	(133)	—	—	—	—	—	—
Allocation of MPC's net investment at acquisition	—	—	1,669	(266)	—	—	(1,403)	—
Distributions to:
MPC from Predecessor	—	—	—	—	—	—	(113)	(113)
MPC for acquisitions	—	—	(537)	(1,394)	—	—	—	(1,931)
Unitholders and GP	(622)	—	(212)	(286)	—	—	—	(1,120)
Noncontrolling interests	—	—	—	—	—	(7)	—	(7)
MPC of cash received from Joint-Interest Acquisition entities	—	—	—	(32)	—	—	—	(32)
Contributions from:
MPC	—	—	—	—	(14)	—	689	675
Noncontrolling interests	—	—	—	—	—	129	—	129
Other	8	—	—	—	—	—	—	8
Balance at December 31, 2017	8,379	—	2,099	(637)	(14)	146	—	9,973
Net income (excludes amounts attributable to preferred units)	667	—	1,076	—	—	16	—	1,759
Allocation of MPC's net investment at acquisition	—	—	5,172	(4,126)	—	—	(1,046)	—
Conversion of GP economic interests	—	—	(7,926)	7,926	—	—	—	—
Distributions to:
MPC for acquisitions	—	—	(936)	(3,164)	—	—	—	(4,100)
Unitholders	(722)	—	(1,097)	—	—	—	—	(1,819)
Noncontrolling interests	—	—	—	—	—	(17)	—	(17)
Contributions from:
MPC	—	—	—	—	—	—	1,046	1,046
Noncontrolling interests	—	—	—	—	—	11	—	11
Other	12	—	—	1	(2)	—	—	11
Balance at December 31, 2018	$8,336	$—	$(1,612)	$—	$(16)	$156	$—	$6,864

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation (“MPC”) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. MPLX is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the transportation, storage and distribution of crude oil and refined petroleum products. MPLX’s principal executive office is located in Findlay, Ohio. MPLX was formed on March 27, 2012 as a Delaware limited partnership and completed its Initial Offering on October 31, 2012.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil and refined petroleum products, and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 10 for additional information regarding the operations and results of these segments.

Basis of Presentation – The consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in a VIE in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method. Certain prior period financial statement amounts have been reclassified to conform to current period presentation. The accompanying consolidated financial statements of MPLX have been prepared in accordance with GAAP.

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

Fee-based arrangements are reported as “Service revenue” on the Consolidated Statements of Income. Revenue is recognized over time as services are performed. In certain instances when specifically stated in the contract terms, MPLX purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as “Product sales” on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction.

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

•
Keep-whole arrangements – Under keep-whole arrangements, MPLX gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, MPLX must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require MPLX to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. “Service revenue - product related” is recorded based on the value of the NGLs received on the date the services are performed. Natural gas purchased to return to the producer and shared NGL profits are recorded as a reduction of “Service revenue - product related” on the Consolidated Statements of Income on the date the services are performed. Sales of NGLs under these arrangements are reported as “Product sales” on the Consolidated Statements of Income and are reported on a gross basis as MPLX is the principal in the arrangement and controls the product prior to sale. The sale of the NGLs may occur shortly after services are performed at the tailgate of the plant, or after a period of time as determined by MPLX.

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

Revenue from MPLX’s service arrangements will generally be recognized over time as the performance obligation is satisfied as services are provided. MPLX has elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price has fixed components related to minimum volume commitments and variable components which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided each period. In instances in which tiered pricing structures do not reflect our efforts to perform, MPLX will estimate variable consideration at contract inception. “Product sales” will be recognized at a point in time when control of the product transfers to the customer.

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

Revenue and Expense Accruals – MPLX routinely makes accruals based on estimates for both revenues and expenses due to the timing of compiling billing information, receiving certain third-party information and reconciling MPLX’s records with those of third parties. The delayed information from third parties includes, among other things, actual volumes purchased, transported or sold, adjustments to inventory and invoices for purchases, actual natural gas and NGL deliveries and other operating expenses. MPLX makes accruals to reflect estimates for these items based on its internal records and information from third parties. Estimated accruals are adjusted when actual information is received from third parties and MPLX’s internal records have been reconciled.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with initial maturities of three months or less.

Restricted Cash – Restricted cash consists of cash and investments that must be maintained as collateral for letters of credit issued to certain third-party producer customers. The balances will be outstanding until certain capital projects are completed and the third party releases the restriction. Restricted cash also consists of cash advances to be used for the operation and maintenance of an operated pipeline. At December 31, 2018 and 2017, the amount of restricted cash included in “Other current assets” on the Consolidated Balance Sheets was $8 million and $4 million, respectively.

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

Inventories – Inventories consist primarily of natural gas, propane, other NGLs and materials and supplies to be used in operations. Natural gas, propane, and other NGLs are valued at the lower of cost or market value. Materials and supplies are stated at the lower of cost or market value. Cost for materials and supplies are determined primarily using the weighted-average cost method.

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

Property, Plant and Equipment – Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Expenditures that extend the useful lives of assets are capitalized. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment assessment is performed and the excess of the book value over the fair value is recorded as an impairment loss.

Interest costs for the construction or development of long-lived assets are capitalized and amortized over the related asset’s estimated useful life.

When items of property, plant and equipment are sold or otherwise disposed of, any gains or losses are reported on the Consolidated Statements of Income. Gains on the disposal of property, plant and equipment are recognized when they occur, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale.

Goodwill and Intangibles – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future Net operating margins, future volumes, discount rates, and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the implied fair value of goodwill is calculated. The excess, if any, of the book value over the implied fair value of goodwill is charged to net income as an impairment expense.
Amortization of intangibles with definite lives is calculated using the straight-line method which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Intangibles not subject to amortization are tested for impairment annually and when circumstances indicate that the fair value is less than the carrying amount of the intangible. If the fair value is less than the carrying value, an impairment is recorded for the difference.

There were no impairments as a result of MPLX’s November 30, 2018 and November 30, 2017 annual goodwill impairment analyses. During 2016, impairment charges of approximately $130 million were recorded.

Other Taxes – Other taxes primarily include real estate taxes.

Environmental Costs – Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. MPLX recognizes remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure.

Asset Retirement Obligations – An ARO is a legal obligation associated with the retirement of tangible long-lived assets that generally result from the acquisition, construction, development or normal operation of the asset. AROs are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled. MPLX recognizes a liability of a conditional ARO as soon as the fair value of the liability can be reasonably estimated. A conditional ARO is defined as an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. AROs have not been recognized for certain assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates.

Investment in Unconsolidated Affiliates – Equity investments in which MPLX exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method and are reported in “Equity method investments” on the accompanying Consolidated Balance Sheets. This includes entities in which we hold majority ownership but the minority shareholders have substantive participating rights. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill.

MPLX believes the equity method is an appropriate means for it to recognize increases or decreases measured by GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. MPLX uses evidence of a loss in value to identify if an investment has an other than a temporary decline.

Deferred Financing Costs – Deferred financing costs are an asset for credit facility costs and netted against debt for senior notes. These costs are amortized over the contractual term of the related obligations using the effective interest method or, in certain circumstances, accelerated if the obligation is refinanced.

Derivative Instruments – MPLX uses commodity derivatives to economically hedge a portion of its exposure to commodity price risk. All derivative instruments (including derivatives embedded in other contracts) are recorded at fair value. Certain commodity derivatives are reflected on the consolidated balance sheets on a net basis by counterparty as they are governed by master netting arrangements. MPLX discloses the fair value of all derivative instruments under the captions “Other noncurrent assets,” “Other current liabilities” and “Deferred credits and other liabilities” on the Consolidated Balance Sheets. Changes in the fair value of derivative instruments are reported on the Consolidated Statements of Income in accounts related to the item whose value or cash flows are being managed. All derivative instruments are marked to market through “Product sales,”

“Purchased product costs,” or “Cost of revenues” on the Consolidated Statements of Income. Revenue gains and losses relate to contracts utilized to manage the cash flow for the sale of a product, typically NGLs. Purchased product costs gains and losses relate to contracts utilized to manage the cost of natural gas purchases, typically related to keep-whole arrangements. Cost of revenues gains and losses relate to a contract utilized to manage electricity costs. Changes in risk management for unrealized activities are reported as an adjustment to net income in computing cash flow from operating activities on the accompanying Consolidated Statements of Cash Flows.

During the years ended December 31, 2018, 2017 and 2016, MPLX did not elect hedge accounting for any derivatives. MPLX has elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power.

Fair Value of Financial Instruments – Management believes the carrying amount of financial instruments, including cash and cash equivalents, receivables, receivables from related parties, other current assets, accounts payable, accounts payable to related parties and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximate fair value due to the variable interest rate that approximates current market rates (see Note 16). Derivative instruments are recorded at fair value, based on available market information (see Note 17).

Fair Value Measurement – Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the fair value hierarchy established by GAAP, which classifies the inputs used to measure fair value into Level 1, Level 2 or Level 3. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The methods and assumptions utilized may produce a fair value that may not be realized in future periods upon settlement. Furthermore, while MPLX believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For further discussion see Note 16.

Equity-Based Compensation Arrangements – MPLX issues phantom units under its share-based compensation plan as described further in Note 22. A phantom unit entitles the grantee a right to receive a common unit upon the issuance of the phantom unit. The fair value of phantom unit awards granted to employees and non-employee directors is based on the fair market value of MPLX LP common units on the date of grant. The fair value of the units awarded is amortized into earnings using a straight-line amortization schedule over the period of service corresponding with the vesting period. For phantom units that vest immediately and are not forfeitable, equity-based compensation expense is recognized at the time of grant.

Performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards and use a Monte Carlo valuation model to calculate a grant date fair value.

To satisfy common unit awards, MPLX may issue new common units, acquire common units in the open market or use common units already owned by the general partner.

Tax Effects of Share-Based Compensation – MPLX elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that were outstanding upon adoption. Additional paid-in capital is reported as “Common unitholders - public” on the accompanying Consolidated Balance Sheets.

Income Taxes – MPLX is not a taxable entity for federal income tax purposes. As a result of the MarkWest Merger, MarkWest was the surviving entity for tax purposes. MarkWest is not a taxable entity for federal income tax purposes. As such, MPLX does not directly pay federal income tax. Taxes on MPLX’s net income generally are borne by its partners through the allocation of taxable income. MPLX’s taxable income or loss, which may vary substantially from the net income or loss reported on the Consolidated Statements of Income, is includable in the federal income tax returns of each partner. MPLX and certain legal entities are, however, taxable entities under certain state jurisdictions.

MPLX accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, capital loss carryforwards and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized as tax expense/(benefit)

from continuing operations in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to reflect the deferred tax assets at net realizable value as determined by management. All deferred tax balances are classified as long-term in the accompanying Consolidated Balance Sheets. All changes in the tax bases of assets and liabilities are allocated among operations and items charged or credited directly to equity.

Distributions – In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Note 9, and subsequently allocated to the general partner and limited partner unitholders. Distributions, although earned, are not accrued as a liability until declared. However, when distributions related to the eliminated IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings are allocated to the limited partner unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in below.

Net Income Per Limited Partner Unit – MPLX uses the two-class method when calculating the net income per unit applicable to limited partners, because there is more than one class of participating security. The classes of participating securities include common units, general partner units, preferred units, certain equity-based compensation awards and eliminated IDRs. Class B units are considered to be a separate class of common units that do not participate in distributions.

Net income attributable to MPLX LP is allocated to the unitholders differently for preparation of the Consolidated Statements of Equity and the calculation of net income per limited partner unit. In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule and subsequently allocated to remaining unitholders in accordance with their respective ownership percentages. However, prior to 2018 when distributions related to the eliminated IDRs were made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders, except Class B unitholders, based on their respective ownership percentages. Subsequent to the conversion of the general partner to a non-economic interest as described in Note 8, no earnings will be allocated to the general partner. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 7.

In preparing net income per limited partner units, during periods in which a net loss attributable to MPLX is reported or periods in which the total distributions exceed the reported net income attributable to MPLX’s unitholders, the amount allocable to certain equity-based compensation awards is based on actual distributions to the equity-based compensation awards. Diluted earnings per unit is calculated by dividing net income attributable to MPLX’s common unitholders, after deducting amounts allocable to other participating securities, by the weighted average number of common units and potential common units outstanding during the period. Potential common units are excluded from the calculation of diluted earnings per unit during periods in which net income attributable to MPLX’s unitholders, after deducting amounts that are allocable to the outstanding equity-based compensation awards, preferred units, and eliminated IDRs, is a loss as the impact would be anti-dilutive.

Business Combinations – MPLX recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. For all material acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interests, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, MPLX will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interests, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, NGL prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. Acquisition-related costs are expensed as incurred in connection with each business combination. See Note 4 for more information about the acquisitions.

Accounting for Changes in Ownership Interests in Subsidiaries – MPLX’s ownership interest in a consolidated subsidiary may change if it sells a portion of its interest or acquires additional interest or if the subsidiary issues or repurchases its own shares. If the transaction does not result in a change in control over the subsidiary, the transaction is accounted for as an equity transaction. If a sale results in a loss of control, it would result in the deconsolidation of a subsidiary with a gain or loss recognized on the Consolidated Statements of Income unless the subsidiary meets the definition of in-substance real estate. Deconsolidation of in-substance real estate is recorded at cost with no gain or loss recognized. If the purchase of additional interest occurs which changes the acquirer’s ownership interest from noncontrolling to controlling, the acquirer’s preexisting interest in the acquiree is remeasured to its fair value, with a resulting gain or loss recorded in earnings upon consummation of the business combination. Once an entity has control of a subsidiary, its acquisitions of some or all of the noncontrolling interests in that subsidiary are accounted for as equity transactions and are not considered to be a business combination.

3. Accounting Standards

Recently Adopted

ASU 2014-09, Revenue - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which created ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. The guidance in ASC 606 states that revenue is recognized when a customer obtains control of a good or service. Recognition of revenue involves a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing revenue as the obligations are satisfied. Additional disclosures are required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. MPLX adopted the standard as of January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to opening equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 19 for further details.

We also adopted the following standards during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

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
ASU 2016-02, Leases and related updates
In February 2016, the FASB issued an ASU requiring lessees to record virtually all leases on their balance sheets. The ASU also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. As of January 1, 2019, we have transitioned to the new guidance.
As part of implementing this standard, MPLX evaluated the impact to our financial statements, disclosures, internal controls and accounting policies. This evaluation process included reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We have implemented a third-party supported lease accounting information system to account for our lease population in accordance with this new standard and established internal controls over the new system. We expect that adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases in the range of$450 million to $550 million. The adoption of ASC 842 will not have a material impact on our consolidated statements of income or cash flows, except for the potential effects from lease modifications as discussed below.
In addition, based on the changes presented in the standard, MPLX, as a lessor, may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. If such a modification were to occur, it may result in the de-recognition of existing assets, recognition of a receivable in the amount of the present value of fixed payments expected to be received by MPLX under the lease, and recognition of a corresponding gain or loss in the period of change. MPLX will evaluate the impact of a lease reassessment as modifications occur.

4. Acquisitions

Mt. Airy Terminal

On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) from Pin Oak Holdings, LLC for total consideration of $451 million. The terminal includes 4 million barrels of third-party leased storage capacity and a 120 mbpd dock. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, is in close proximity to several Gulf Coast refineries including MPC’s Garyville Refinery and is near numerous rail lines and pipelines. The Mt. Airy Terminal is accounted for within the L&S segment.

Based on the fair value estimates of assets acquired and liabilities assumed at the acquisition date, the purchase price was allocated as follows:

(In millions)	Balance as of September 26, 2018
Receivables, net	$3
Other current assets	1
Property, plant and equipment, net	336
Intangibles, net	9
Goodwill	126
Accounts payable	(17)
Other current liabilities	(7)
Net assets acquired	$451

Goodwill represents the significant growth potential of the terminal due to the multiple pipelines and rail lines which cross the property, the terminal’s position as an aggregation point for liquids growth in the region for both ocean-going export vessels and inland barges, the proximity of the terminal to MPC’s Garyville refinery and other refineries in the region as well as the opportunity to expand and construct an additional dock at the site. All of the goodwill recognized related to this transaction is tax deductible.

The amount of revenue and income from operations associated with the acquisition of the Mt. Airy Terminal included on the Consolidated Statement of Income since the September 26, 2018 acquisition date was not material to the financial statements. Assuming the acquisition had occurred on January 1, 2017, the consolidated pro forma results would not have been materially different from the reported results.

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

The Refining Logistics assets include 619 tanks with approximately 56 million barrels of storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. These assets generate revenue through storage services agreements with MPC. Refining Logistics provides certain services to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries.

Fuels Distribution, which is a wholly owned subsidiary of MPLXT, generates revenue through a Fuels Distribution Services Agreement with MPC. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s agent.

The amounts of revenue and income from operations associated with these investments included on the Consolidated Statements of Income, since the February 1, 2018 acquisition date, were as follows:

(In millions)	Twelve Months Ended December 31, 2018
Revenues and other income	$1,359
Income from operations	$874

Joint-Interest Acquisition

On September 1, 2017, MPLX entered into a Membership Interests and Shares Contributions Agreement with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, whereby MPLX agreed to acquire certain ownership interests in joint venture entities indirectly held by MPC. Pursuant to the agreement, MPC Investment agreed to contribute: all of the membership interests of Lincoln Pipeline LLC, which holds a 35 percent interest in Illinois Extension; all of the membership interests of MPL Louisiana Holdings LLC, which holds a 41 percent interest in LOOP; a 59 percent interest in LOCAP; and a 25 percent interest in Explorer, through a series of intercompany contributions to MPLX for an agreed upon purchase price of approximately $420 million in cash and equity consideration valued at approximately $630 million, for total consideration of $1.05 billion (collectively, the “Joint-Interest Acquisition”). The number of common units representing the equity consideration was then determined by dividing the contribution amount by the simple average of the ten-day trailing volume weighted average NYSE price of a common unit for the ten trading days ending at market close on August 31, 2017. The fair value of the common and general partner units issued was approximately $653 million based on the closing common unit price as of September 1, 2017, as recorded on the Consolidated Statements of Equity, for a total purchase price of $1.07 billion. The equity issued consisted of: (i) 13,719,017 common units to MPLX GP, (ii) 3,350,893 common units to MPLX Logistics and (iii) 1,441,224 common units to MPLX Holdings. MPLX also issued 377,778 general partner units to MPLX GP in order to maintain its two percent GP Interest in MPLX.

Illinois Extension operates the 168-mile, 24-inch diameter Southern Access Extension crude oil pipeline from Flanagan, Illinois to Patoka, Illinois, as well as additional tankage and two pump stations. LOOP owns and operates midstream crude oil infrastructure, including a deep-water oil port offshore of Louisiana, pipelines and onshore storage facilities. LOOP also manages the operations of LOCAP, an affiliate pipeline system. LOCAP owns and operates a crude oil pipeline and tank facility in St. James, Louisiana, that distributes oil received from LOOP’s storage facilities and other connecting pipelines to nearby refineries and into the Mid-Continent region of the United States. Explorer owns and operates an approximate 1,830-mile common carrier pipeline that primarily transports gasoline, diesel, diluent and jet fuel from the Gulf Coast region to the Midwest United States. MPLX accounts for the Joint-Interest Acquisition entities as equity method investments within its L&S segment.

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

MPLX accounts for the interests acquired in the Joint-Interest Acquisition one month in arrears, which is the most recently available information. The amount of income associated with these investments included on the Consolidated Statements of Income under the caption “Income/(loss) from equity method investments” for the twelve months ended December 31, 2018 and December 31, 2017 totaled $118 million and $21 million, respectively. MPC agreed to waive approximately two-thirds of the third quarter 2017 distributions on the common units issued in connection with the Joint-Interest Acquisition. As a result of this waiver, MPC did not receive approximately two-thirds of the distributions or IDRs that would have otherwise accrued on such common units with respect to the third quarter 2017 distributions. The value of these waived distributions was $10 million.

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

MPLX retrospectively adjusted the historical financial results for all periods to give effect to the acquisition of HST and WHC effective January 1, 2015, and the acquisition of MPLXT effective April 1, 2016, as required for transactions between entities under common control. Prior to these dates, these entities were not considered businesses and, therefore, there are no financial results from which to recast.

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

The amounts of revenue and income from operations associated with the acquisition included on the Consolidated Statements of Income, since the March 1, 2017 acquisition date are as follows:

(In millions)	Twelve Months Ended December 31, 2017
Revenues and other income	$64
Income from operations	$20

Assuming the acquisition of the Ozark pipeline had occurred on January 1, 2016, the consolidated pro forma results would not have been materially different from reported results.

MarEn Bakken

On February 15, 2017, MPLX closed on a joint venture, MarEn Bakken Company, LLC (“MarEn Bakken”), with Enbridge Energy Partners L.P. in which MPLX LP acquired a partial, indirect interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Company Pipeline projects, collectively referred to as the Bakken Pipeline system, from Energy Transfer Partners, L.P. and Sunoco Logistics Partners, LP. The Bakken Pipeline system is capable of transporting more than 520 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. MPLX contributed $500 million of the $2.0 billion purchase price paid by MarEn Bakken to acquire a 37 percent indirect interest in the Bakken Pipeline system. MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9 percent indirect interest in the Bakken Pipeline system.

MPLX accounts for its investment in MarEn Bakken as an equity method investment and bases the equity method accounting for this joint venture one month in arrears which is the most recently available information. The amount of income or loss associated with these investments included on the Consolidated Statements of Income under the caption “Income/(loss) from equity method investments” for the twelve months ended December 31, 2018 and December 31, 2017 totaled $48 million and $15 million, respectively. In connection with MPLX’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated to $0.8 million from the acquisition date. This waiver is no longer applicable as a result of the conversion of the GP Interest to a non-economic general partner interest as discussed in Note 8.

Acquisition of Hardin Street Marine LLC

On March 14, 2016, MPLX entered into a Membership Interests Contribution Agreement with MPLX GP, MPLX Logistics and MPC Investment (each a wholly-owned subsidiary of MPC), related to the acquisition of HSM, MPC’s inland marine business, from MPC. Pursuant to the agreement, the transaction was valued at $600 million, consisting of a fixed number of common units and general partner units of 22,534,002 and 459,878, respectively. The general partner units maintained MPC’s two percent GP Interest in MPLX. The acquisition closed on March 31, 2016 and the fair value of the common units and general partner units issued was $669 million and $14 million, respectively. MPC agreed to waive distributions in the first quarter of 2016 on common units issued in connection with this transaction. As a result of this waiver, MPC did not receive general partner distributions or IDRs that would have otherwise accrued on such common units with respect to the first quarter 2016 distributions. The value of these waived distributions was $15 million.

The inland marine business, comprised of 18 tow boats and 219 owned and leased barges as of the acquisition date, which transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks in the Midwest and Gulf Coast regions of the United States, accounted for nearly 60 percent of the total volumes MPC shipped by inland marine vessels as of March 31, 2016. MPLX accounts for HSM within its L&S segment.

5. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	December 31,	December 31,
(In millions, except ownership percentages)	2018	2018	2017
Explorer	25%	90	89
Illinois Extension Pipeline	35%	275	284
LOCAP	59%	27	24
LOOP	41%	226	225
MarEn Bakken	25%	498	520
Centrahoma Processing LLC	40%	160	121
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	236	164
MarkWest Utica EMG, L.L.C.	56%	2,039	2,139
Sherwood Midstream LLC	50%	366	236
Sherwood Midstream Holdings LLC	60%	157	165
Other		100	43
Total		$4,174	$4,010

Summarized financial information for MPLX’s equity method investments for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31, 2018
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$238	$234	$1,364	$1,836
Costs and expenses	184	95	709	988
Income from operations	54	139	655	848
Net income	53	139	584	776
(Loss)/income from equity method investments(1)	$(10)	$74	$176	$240

	December 31, 2017
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs	Non-VIEs	Total
Revenues and other income	$187	$86	$954	$1,227
Costs and expenses	97	42	520	659
Income from operations	90	44	434	568
Net income	90	43	345	478
Income from equity method investments(1)	$10	$20	$48	$78

	December 31, 2016
(In millions)	MarkWest Utica EMG, L.L.C.	Other VIEs(2)	Non-VIEs	Total
Revenues and other income	$216	$18	$148	$382
Costs and expenses	100	111	117	328
Income/(loss) from operations	116	(93)	31	54
Net income/(loss)	114	(93)	31	52
Income/(loss) from equity method investments(1)	$8	$(89)	$7	$(74)

(1)	“Income/(loss) from equity method investments” includes the impact of any basis differential amortization or accretion.

(2)	Includes an impairment charge of $89 million for the year ended December 31, 2016 related to MPLX’s investment in Ohio Condensate Company, L.L.C., which does not appear separately in this table.

Summarized balance sheet information for MPLX’s equity method investments as of December 31, 2018 and 2017 is as follows:

	December 31, 2018
(In millions)	MarkWest Utica EMG, L.L.C. (1)	Other VIEs	Non-VIEs	Total
Current assets	$82	$153	$379	$614
Noncurrent assets	1,939	1,596	4,715	8,250
Current liabilities	28	127	246	401
Noncurrent liabilities	$3	$186	$841	$1,030

	December 31, 2017
(In millions)	MarkWest Utica EMG, L.L.C. (1)	Other VIEs	Non-VIEs	Total
Current assets	$65	$46	$399	$510
Noncurrent assets	2,077	930	4,624	7,631
Current liabilities	39	44	220	303
Noncurrent liabilities	$3	$11	$904	$918

(1)
MarkWest Utica EMG, L.L.C (“MarkWest Utica EMG”), noncurrent assets include its investment in its subsidiary Ohio Gathering Company, L.L.C. (“Ohio Gathering”), which does not appear elsewhere in this table. The investment was $750 million and $790 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the carrying value of MPLX’s equity method investments exceeded the underlying net assets of its investees by $1.0 billion for the G&P segment. As of December 31, 2018 and 2017, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $114 million and $118 million, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $459 million and $39 million of excess related to goodwill for the G&P and L&S segments, respectively.

MarkWest Utica EMG

Effective January 1, 2012, MarkWest Utica Operating Company, L.L.C. (“Utica Operating”), a wholly-owned and consolidated subsidiary of MPLX, and EMG Utica, LLC (“EMG Utica” and together with Utica Operating, the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio. The related limited liability company agreement has been amended from time to time (the limited liability company agreement currently in effect is referred to as the “Amended LLC Agreement”). The aggregate funding commitment of EMG Utica was $950 million. Thereafter, Utica Operating was required to fund, as needed, 100 percent of future capital for MarkWest Utica EMG until the aggregate capital that had been contributed by the Members reached $2.0 billion, which occurred prior to the MarkWest Merger. Until such time as the investment balances of Utica Operating and EMG Utica are in the ratio of 70 percent and 30 percent, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to ten percent of each capital call for MarkWest Utica EMG, and Utica Operating will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, Utica Operating and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of December 31, 2018, EMG Utica has contributed approximately $1.2 billion and Utica Operating has contributed approximately $1.5 billion to MarkWest Utica EMG.

Under the Amended LLC Agreement, prior to December 31, 2016, EMG Utica’s investment balance was increased by a quarterly special non-cash allocation of income (“Preference Amount”) calculated based upon the amount of capital contributed by EMG Utica in excess of $500 million. After December 31, 2016, no Preference Amount will accrue to EMG Utica’s investment balance. EMG Utica received a Preference Amount totaling approximately $16 million for the year ended December 31, 2016.

Under the Amended LLC Agreement, after December 31, 2016, cash generated by MarkWest Utica EMG that is available for distribution will be allocated to the Members in proportion to their respective investment balances. As of December 31, 2018, Utica Operating’s investment balance in MarkWest Utica EMG was approximately 56 percent.

MarkWest Utica EMG is deemed to be a VIE. Utica Operating is not deemed to be the primary beneficiary, due to EMG Utica’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the years ended December 31, 2018, 2017 and 2016. MPLX receives management fee revenue for engineering and construction and administrative services for operating MarkWest Utica EMG, and is also reimbursed for personnel services (“Operational Service revenue”). Operational Service revenue is reported as “Other income - related parties” on the Consolidated Statements of Income. The amount of Operational Service revenue related to MarkWest Utica EMG for the years ended December 31, 2018, 2017 and 2016 totaled $17 million, $17 million and $16 million, respectively.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of December 31, 2018, MPLX had an approximate 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives Operational Service revenue for operating Ohio Gathering which is reported as “Other income-related parties” on the Consolidated

Statements of Income. The amount of Operational Service revenue related to Ohio Gathering for the years ended December 31, 2018, 2017 and 2016 totaled $16 million, $16 million and $15 million, respectively.

Sherwood Midstream

Effective January 1, 2017, MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”), a wholly-owned and consolidated subsidiary of MPLX LP, and Antero Midstream Partners LP (“Antero Midstream”) formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support Antero Resources Corporation’s (“Antero Resources”) development in the Marcellus Shale. MarkWest Liberty Midstream has a 50 percent ownership interest in Sherwood Midstream. Pursuant to the terms of the related limited liability company agreement (the “LLC Agreement”), MarkWest Liberty Midstream contributed assets then under construction with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.

Also effective January 1, 2017, MarkWest Liberty Midstream converted all of its ownership interests in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Sherwood Midstream accounts for its investment in Ohio Fractionation, which is a VIE, as an equity method investment as Sherwood Midstream does not control Ohio Fractionation. MarkWest Liberty Midstream has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over the decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation. The carrying amounts of assets and liabilities included on MPLX’s Consolidated Balance Sheets pertaining to Ohio Fractionation at December 31, 2018, were current assets of $132 million, non-current assets of $550 million, current liabilities of $75 million and $1 million of non-current liabilities. The creditors of Ohio Fractionation do not have recourse to MPLX LP’s general credit through guarantees or other financial arrangements. The assets of Ohio Fractionation are the property of Ohio Fractionation and cannot be used to satisfy the obligations of MPLX LP. Sherwood Midstream’s interests are reflected in “Net income attributable to noncontrolling interests” on the Consolidated Statements of Income and “Noncontrolling interests” on the Consolidated Balance Sheets.

Under the LLC Agreement, cash generated by Sherwood Midstream that is available for distribution will be allocated to the members in proportion to their respective investment balances.

Sherwood Midstream is deemed to be a VIE. MarkWest Liberty Midstream is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the years ended December 31, 2018 and 2017. MPLX receives Operational Service revenue for operating Sherwood Midstream. The amount of Operational Service revenue related to Sherwood Midstream for the years ended December 31, 2018 and 2017 totaled approximately $12 million and $8 million, respectively, and is reported as “Other income-related parties” on the Consolidated Statements of Income.

Sherwood Midstream Holdings

Effective January 1, 2017, MarkWest Liberty Midstream and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets that support the operations of the gas plants and other assets owned by Sherwood Midstream and the gas plants and de-ethanization facilities owned by MarkWest Liberty Midstream. MarkWest Liberty Midstream initially contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. During the second quarter ended June 30, 2017, true-ups to the initial contributions were finalized. MarkWest Liberty Midstream contributed certain additional real property, equipment and facilities with a fair value of approximately $10 million to Sherwood Midstream Holdings and Sherwood Midstream contributed cash of approximately $4 million to Sherwood Midstream Holdings. Collectively, the real property, equipment, facilities and cash initially contributed, or that may be subsequently constructed by or contributed, to Sherwood Midstream Holdings are referred to as the “Shared Assets.” The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. As such, MPLX only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million, included in “Other income” on the Consolidated Statements of Income. MarkWest Liberty Midstream’s portion of the gain attributable to its direct and indirect interests of approximately $14 million is included in its investment in Sherwood Midstream Holdings and is reported under the caption “Equity method investments” on the Consolidated Balance Sheets. In connection with the initial contributions, MarkWest Liberty Midstream received a special distribution of approximately $45 million. During the year ended December 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million.

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

MPLX accounts for Sherwood Midstream Holdings, which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of operating services. MPLX did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the years ended December 31, 2018 and 2017.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of December 31, 2018, MPLX has a 20.2 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

6. Related Party Agreements and Transactions

MPLX’s material related parties include:

•	MPC, which refines, markets and transports crude oil and petroleum products, primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States.

•
MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of December 31, 2018. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of December 31, 2018. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of December 31, 2018. Sherwood Midstream supports the development of Antero Resources’ Marcellus Shale acreage in the rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has an 80 percent total direct and indirect interest as of December 31, 2018. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MPLX gas processing plants and de-ethanization facilities.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), in which MPLX LP has a 67 percent interest as of December 31, 2018. Jefferson Dry Gas provides natural dry gas gathering and related services in the Utica Shale region of Ohio.

Commercial Agreements

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing and storage services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products systems in addition to fees for storage capacity. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement.

The commercial agreements with MPC include:

•
Fuels distribution services agreement – Fuels Distribution is a party to a services agreement with MPC in connection with the dropdown of the fuels distribution services. Under this agreement, Fuels Distribution provides services related to the scheduling and marketing of certain petroleum products to MPC. Fuels Distribution does not provide the same services to third parties without the prior written consent of MPC. This agreement has an initial term of 10 years, subject to a five-year renewal period under terms to be renegotiated at that time.

Under the Fuels Distribution Services Agreement, MPC pays MPLX a tiered monthly fee-based on the volume of MPC’s products sold by MPLX each month, subject to a maximum annual volume. MPLX has agreed to use commercially reasonable efforts to sell not less than a minimum quarterly volume of MPC’s products during each calendar quarter. If MPLX sells less than the minimum quarterly volume of MPC’s products during any calendar quarter despite its commercially reasonable efforts, MPC will pay MPLX a deficiency payment equal to the volume deficiency multiplied by the applicable tiered fee. The dollar amount of actual sales volume of MPC’s products that exceeds the minimum quarterly volume (an “Excess Sale”) for a particular quarter will be applied as a credit, on a first-in-first-out basis, against any future deficiency payment owed by MPC to MPLX during the four calendar quarters immediately following the calendar quarter in which the Excess Sale occurs.

•
Transportation services agreements – MPLX has various separate transportation services agreements with terms ranging from five to 15 years, under which MPC pays MPLX fees for transporting crude oil and refined products on various of MPLX’s crude oil and refined product pipelines. MPLX also has a five-year agreement under which MPC pays MPLX fees for handling crude oil and products at MPLX’s Wood River, Illinois barge dock, and a six-year transportation services agreement under which MPC pays MPLX fees for providing marine transportation of crude oil, feedstocks and refined petroleum products, and related services.

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

•
Storage services agreements – MPLX has three storage services agreements, with 10-year, 10-year, and 17-year terms, under which MPC pays MPLX fees for providing storage services at MPLX’s Neal, West Virginia butane cavern; Robinson, Illinois butane cavern; and Woodhaven, Michigan butane and propane caverns, respectively. MPLX has various separate three-year storage services agreements under which MPC pays MPLX fees for providing storage services at MPLX’s tank farms, and various separate three-year storage services agreements under which MPC pays MPLX fees for providing storage services at MPLX’s storage tanks associated with MPLX’s crude oil and refined product pipelines. MPLX also has various separate storage services agreements with each of MPC’s refineries under which MPLX provides certain services exclusively to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries. These agreements have initial terms of 10 years.

MPLX’s cavern storage services agreements with MPC contain various automatic renewal terms ranging from zero to 10 years. MPLX’s tank farm storage services agreements with MPC automatically renew for additional one-year terms unless terminated by either party. Under the terms of these agreements, MPLX is obligated to make available to MPC, on a firm basis, the available storage capacity at MPLX LP’s tank farms and caverns. MPC pays MPLX a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. MPLX’s refinery storage services agreements with MPC are subject to five-year renewal periods under terms to be renegotiated at that time. MPC pays MPLX monthly fees for refinery storage and logistical services calculated as set forth in the agreements. The refinery storage and logistical facilities subject to the agreements are to be allocated exclusively to MPC for the term of the agreements.

•	Terminal services agreement – MPLX has a 10-year terminal services agreement under which MPC pays MPLX fees for terminal storage for refined petroleum products.

The terminal services agreement with MPC includes automatic renewal terms ranging from two to five years, unless terminated by either party. Under the terms of the agreement, MPC pays MPLX monthly based on contractual fees relating to MPC product deliveries as well as any viscosity surcharges, loading, handling, transfers or other related charges. If MPC fails to meet its quarterly minimum volume throughput commitments, MPC will pay a deficiency payment equal to the volume of the deficiency multiplied by the rate then in effect. If the average daily capacity of a terminal falls below the level of MPC’s commitment during a quarter, depending on the cause of the reduction in capacity, MPC’s throughput commitment will be reduced to equal the average daily capacity available during such quarter.

Operating Agreements

MPLX operates various pipelines owned by MPC under operating services agreements. Under these operating services agreements, MPLX receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to five years in length and automatically renew unless terminated by either party.

Co-location services agreements

MPLX is party to co-location services agreements with each of MPC’s refineries in connection with the dropdown of the refining logistics assets. Under these agreements, MPC provides management, operational and other services to the subsidiaries of Refining Logistics. Refining Logistics pays MPC monthly fixed fees and direct reimbursements for such services calculated as set forth in the agreements. These agreements have initial terms of 50 years.

Ground lease agreements

MPLX is party to ground lease agreements with each of MPC’s refineries in connection with the dropdown of the Refining Logistics assets. Under these agreements, MPLX is the lessor of certain sections of property which contain facilities owned by Refining Logistics and are within the premises of MPC’s refineries. Refining Logistics pays MPC monthly fixed fees under these ground leases. These agreements have initial terms of 50 years.

Management Services Agreement

MPLX, through its subsidiary, HSM, has a management services agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. HSM receives a fixed annual fee for providing the required management services. This fee is adjusted annually on the anniversary of the contract for inflation and any changes in the scope of the management services provided. This agreement is set to expire on January 1, 2021 and automatically renews for two additional renewal terms of five years each unless terminated by either party.

Omnibus Agreement

MPLX has an omnibus agreement with MPC that addresses its payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of the general partner and MPLX’s reimbursement of MPC for the provision of certain general and administrative services to it. It also provides for MPC’s indemnification of MPLX for certain matters, including environmental, title and tax matters; as well as our indemnification of MPC for certain matters under this agreement.

Employee Services Agreements

MPLX has various employee services agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our L&S and G&P segments’ operations.

Loan Agreement

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

During 2018, MPLX borrowed $4.0 billion and repaid $4.3 billion, resulting in no outstanding balance at December 31, 2018. During 2017, MPLX borrowed $2.4 billion and repaid $2.0 billion, resulting in $386 million outstanding balance at December 31, 2017, which is included in “Payables - related parties” on the Consolidated Balance Sheets. Borrowings were at an average interest rate of 3.473 percent and 2.777 percent for 2018 and 2017, respectively.

Related Party Transactions

Related party sales to MPC consisted of crude oil and refined products pipeline transportation services based on tariff rates, storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

Revenue received from related parties related to service, rental, and product sales were as follows:

(In millions)	2018	2017	2016
Service revenue
MPC	$2,159	$1,082	$936
Rental income
MPC	718	279	235
Product sales(1)
MPC	$49	$8	$11

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For 2018, 2017, and 2016, these sales totaled $440 million, $254 million and $46 million, respectively.

MPLX has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets, a fixed annual fee for providing oversight and management services required to run the marine business and is also reimbursed for personnel services. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. The revenue received from these related parties, included in “Other income - related parties” on the Consolidated Statements of Income, was as follows:

(In millions)	2018	2017	2016
MPC	$41	$40	$45
MarkWest Utica EMG	17	17	16
Ohio Gathering	16	16	15
Jefferson Dry Gas	6	6	3
Sherwood Midstream	12	8	—
Other	7	5	7
Total	$99	$92	$86

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

(In millions)	2018	2017	2016
Rental cost of sales - related parties	$2	$1	$1
Purchases - related parties	164	67	39
General and administrative expenses	68	37	45
Total	$234	$105	$85

MPLX obtains employee services from MPC under employee services agreements. Expenses incurred under these agreements are shown in the table below by the income statement line where they were recorded. The costs of personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” The costs of personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” The costs of personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses” on the Consolidated Statements of Income. These charges were as follows:

(In millions)	2018	2017	2016
Rental cost of sales - related parties	$3	$1	$—
Purchases - related parties	528	385	349
General and administrative expenses	109	101	100
Total	$640	$487	$449

Also under terms of the omnibus and employee services agreements, some service costs related to engineering services are associated with assets under construction. These costs added to “Property, plant and equipment, net” were as follows:

(In millions)	2018	2017	2016
MPC	$151	$42	$47

Purchases of products from MPC are classified as “Purchases - related parties.” These purchases include product purchases, payments made to MPC in its capacity as general contractor to MPLX, and certain rent and lease agreements. These purchases were as follows:

(In millions)	2018	2017	2016
MPC	$168	$3	$—

Receivables from related parties were as follows:

	December 31,
(In millions)	2018	2017
MPC	$281	$153
Other	8	7
Total	$289	$160

Long-term receivables with related parties, which includes straight-line rental income, were as follows:

	December 31,
(In millions)	2018	2017
MPC	$24	$20

Payables to related parties were as follows:

	December 31,
(In millions)	2018	2017
MPC(1)	$131	$470
MarkWest Utica EMG	51	29
Ohio Gathering	5	8
Sherwood Midstream	16	8
Other	—	1
Total	$203	$516

(1)	Balance includes $386 million related to the MPC Loan Agreement as of December 31, 2017. There was no outstanding balance on the MPC Loan Agreement as of December 31, 2018.

“Other current assets” included $1 million and $8 million of related party prepaid insurance as of December 31, 2018 and December 31, 2017, respectively.

From time to time, MPLX may also sell to or purchase from related parties assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties during the years ended December 31, 2018 and 2017 were $5 million and $11 million, respectively. Purchases from related parties during the years ended December 31, 2018 and 2017 were approximately $8 million and $44 million, respectively.

During 2018 and 2017, MPC did not ship its minimum committed volumes on certain pipelines. Under MPLX’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay MPLX a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as “Deferred revenue-related parties.” MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment during the following four or eight quarters under the terms of the applicable transportation services agreement. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Deferred revenue-related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements. The “Deferred revenue-related parties” balance associated with the minimum volume deficiencies and project reimbursements were as follows:

	December 31,
(In millions)	2018	2017
Minimum volume deficiencies - MPC	$44	$53
Project reimbursements - MPC	50	33
Total	$94	$86

7. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common limited partner units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. The classes of participating securities include common units, certain equity-based compensation awards, Series A Convertible preferred units; and prior to 2018, general partner units and IDRs.

The HSM, HST, WHC and MPLXT acquisitions were transfers between entities under common control as discussed in Note 4. As entities under common control with MPC, prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the prior period earnings have been allocated to the general partner and do not affect the net income/(loss) per unit calculation. The earnings for the entities acquired under common control will be included in the net income/(loss) per unit calculation prospectively as described above.

In 2018, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. In 2017 and 2016, MPLX had dilutive potential common units consisting of certain equity-based compensation awards and Class B units.

Potential common units omitted from the diluted earnings per unit calculation for the years ended December 31, 2018, 2017 and 2016 were less than 1 million.

(In millions)	2018	2017	2016
Net income attributable to MPLX LP	$1,818	$794	$233
Less: Limited partners’ distributions declared on preferred units(1)	75	65	41
General partner’s distributions declared (includes IDRs)(1)(2)	—	328	205
Limited partners’ distributions declared on common units (including common units of general partner)(1)	1,985	895	692
Undistributed net loss attributable to MPLX LP	$(242)	$(494)	$(705)

(1)	See Note 8 for distribution information.

(2)
Distributions declared on January 25, 2018 on general partner common units issued on February 1, 2018 in exchange for the economic general partner interest, including IDRs, are shown as general partner distributions declared.

	2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1,985	$75	$2,060
Undistributed net loss attributable to MPLX LP	(242)	—	(242)
Net income attributable to MPLX LP(1)	$1,743	$75	$1,818
Weighted average units outstanding:
Basic	761		761
Diluted	761		761
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.29
Diluted	$2.29

	2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$328	$895	$65	$1,288
Undistributed net loss attributable to MPLX LP	(10)	(484)	—	(494)
Net income attributable to MPLX LP(1)	$318	$411	$65	$794
Weighted average units outstanding:
Basic	8	385		393
Diluted	8	388		396
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.07
Diluted		$1.06

	2016
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared	$205	$692	$41	$938
Undistributed net loss attributable to MPLX LP	(14)	(691)	—	(705)
Net income attributable to MPLX LP(1)	$191	$1	$41	$233
Weighted average units outstanding:
Basic	7	331		338
Diluted	7	338		345
Net income attributable to MPLX LP per limited partner unit:
Basic		$—
Diluted		$—

(1)	Allocation of net income/(loss) attributable to MPLX LP assumes all earnings for the period were distributed based on the current period distribution priorities.

8. Equity

Units Outstanding – MPLX had 794,089,518 common units outstanding as of December 31, 2018. Of that number, 504,701,934 were owned by MPC, which also owns the non-economic GP interest as described below.

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

Reorganization Transactions – On September 1, 2016, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting requirements (the “Class A Reorganization”). In connection with these transactions, all of the issued and outstanding MPLX LP Class A units, all of which were held by MarkWest Hydrocarbon, L.L.C. (“MarkWest Hydrocarbon”), were either distributed to, or purchased by, MPC in exchange for $84 million in cash, 21,401,137 MPLX LP common units and 436,758 MPLX LP general partner units. Following these initial transactions, the MPLX LP Class A units were exchanged on a one-for-one basis for newly issued common units representing limited partner interests in MPLX LP. MPC also contributed $141 million to facilitate the repayment of intercompany debt between MarkWest Hydrocarbon and MarkWest. As a result of these transactions, the MPLX LP Class A units were eliminated, are no longer outstanding and no longer participate in distributions of cash from MPLX. Cash that is derived from or attributable to MarkWest Hydrocarbon’s operations is now treated in the same manner as cash derived from or attributable to other operations of MPLX and its subsidiaries.

Class B Conversions - On July 1, 2016 and July 1, 2017, each Class B unit of MPLX LP was converted, in two equal installments, into 1.09 MPLX LP common units and the right to receive $6.20 in cash. Upon the conversion of each tranche of the Class B units, the right of the unitholder, M&R MWE Liberty LLC and certain of its affiliates (“M&R”), to vote as a common unitholder of MPLX was limited to a maximum of five percent of MPLX’s outstanding common units. Additionally, M&R was given the right with respect to such converted units to participate in MPLX’s underwritten offerings of our common units including continuous equity or similar programs in an amount up to 20 percent of the total number of common units offered by MPLX. M&R may freely transfer such converted units, and M&R has the right to demand that MPLX LP conduct up to three underwritten offerings beginning in 2017, but restricted to no more than one offering in any twelve-month period. Following the July 1, 2017 conversion, all MPLX LP Class B units were eliminated, are no longer outstanding and no longer participate in distributions of cash from MPLX.

ATM Program – On March 13, 2018, MPLX entered into a Third Amended and Restated Distribution Agreement, providing for the at-the-market issuances of common units having an aggregate offering price of up to approximately $1.7 billion, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program is referred to as the “ATM Program”). During the year ended December 31, 2018, MPLX issued no common units under the ATM Program. During the years ended December 31, 2017 and 2016, MPLX issued an aggregate of 13,846,998 and 26,347,887 common units, respectively, under our ATM Program, generating net proceeds of approximately $473 million and $776 million, respectively. MPLX used the net proceeds from sales under the ATM Program for general business purposes, including repayment or refinancing of debt, and funding for acquisitions, working capital requirements and capital expenditures.

The table below summarizes the changes in the number of units outstanding for the years ended December 31, 2016, 2017, and 2018:

(In units)	Common	Class B	General Partner(1)	Total
Balance at December 31, 2015	296,687,176	7,981,756	6,800,475	311,469,407
Unit-based compensation awards	120,989	—	2,470	123,459
Issuance of units under the ATM Program	26,347,887	—	537,710	26,885,597
Contribution of HSM (See Note 4)	22,534,002	—	459,878	22,993,880
Class B Conversion	4,350,057	(3,990,878)	7,330	366,509
Class A Reorganization	7,153,177	—	(436,758)	6,716,419
Balance at December 31, 2016	357,193,288	3,990,878	7,371,105	368,555,271
Unit-based compensation awards	268,167	—	5,472	273,639
Issuance of units under the ATM Program	13,846,998	—	282,591	14,129,589
Contribution of HST/WHC/MPLXT (See Note 4)	12,960,376	—	264,497	13,224,873
Contribution of the Joint-Interest Acquisition (See Note 4)	18,511,134	—	377,778	18,888,912
Class B conversion	4,350,057	(3,990,878)	7,330	366,509
Balance at December 31, 2017	407,130,020	—	8,308,773	415,438,793
Unit-based compensation awards	348,387	—	140	348,527
Contribution of Refining Logistics and Fuels Distribution (See Note 4)	111,611,111	—	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	—	(10,586,691)	264,413,309
Balance at December 31, 2018	794,089,518	—	—	794,089,518

(1)
Changes to the number of general partner units outstanding, other than changes due to contributions made to MPC for the acquisitions of HSM, HST, WHC, MPLXT, the Joint-Interest Acquisition and Refining Logistics and Fuels Distribution, are the result of cash contributions made by the general partner in order to maintain its two percent GP Interest.

Issuance of Additional Securities – The Partnership Agreement authorizes MPLX to issue an unlimited number of additional securities for the consideration and on the terms and conditions determined by the general partner without the approval of the unitholders.

Net Income Allocation – In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders first and subsequently allocated to the limited partner unitholders in accordance with their respective ownership percentages. Prior to 2018, when distributions related to the IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings are allocated to the unitholders, based on their respective ownership percentages. The following table presents the allocation of the general partner’s GP Interest in net income attributable to MPLX LP, for income statement periods occurring prior to the exchange of the GP economic interests:

(In millions)	2017	2016
Net income attributable to MPLX LP	$794	$233
Less: Preferred unit distributions	65	41
General partner's IDRs and other	310	191
Net income attributable to MPLX LP available to general and limited partners	419	1

General partner's two percent GP Interest in net income attributable to MPLX LP	8	—
General partner's IDRs and other	310	191
General partner's GP Interest in net income attributable to MPLX LP	$318	$191

Cash Distributions – The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. In accordance with the Partnership Agreement, on January 25, 2019, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2018, totaling $514 million, or $0.6475 per common unit; this rate was also received by preferred unitholders. These distributions were paid on February 14, 2019 to unitholders of record on February 5, 2019. Distributions for the fourth quarter of 2017 were $0.6075 per common unit while distributions for the twelve months ended December 31, 2018 and 2017 were $2.5300 and $2.2975 per common unit, respectively.

The allocation of total quarterly cash distributions to general, limited, and preferred unitholders is as follows for the years ended December 31, 2018, 2017 and 2016. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2018	2017	2016
General partner's distributions:
General partner's distributions on general partner units	$—	$25	$18
General partner's distributions on IDRs(1)	—	303	187
Total distribution on general partner units and IDRs	—	328	205
Limited partners' distributions:
Common unitholders, includes common units of general partner	1,985	895	692
Preferred unit distributions	75	65	41
Total cash distributions declared	$2,060	$1,288	$938

(1)	Includes distributions of fourth quarter 2017 income declared on general partner common units issued February 1, 2018 in exchange for the economic general partner interest.

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

Preferred Unit Distribution Rights - The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. For the income earned in the second through fourth quarters of 2018, the distribution rate declared to common unitholders was greater than $0.528125 per unit; accordingly, the preferred unitholders received the common unit rates in lieu of the lower $0.528125 base amount.

The changes in the redeemable preferred balance for 2018 and 2017 are summarized below:

(In millions)	2018	2017
Balance at beginning of period	$1,000	$1,000
Net income allocated	75	65
Distributions received by preferred unitholders	(71)	(65)
Balance at end of period	$1,004	$1,000

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
During the second quarter of 2018, our CEO began to evaluate the performance of our segments using Segment Adjusted EBITDA. We have modified our presentation of segment performance metrics to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interests; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, capital expenditures and total assets for our reportable segments:

(In millions)	2018	2017	2016
L&S
Service revenue	$2,289	$1,200	$1,006
Rental income	725	279	235
Product related revenue	14	—	—
Income from equity method investments	166	36	—
Other income	46	47	53
Total segment revenues and other income(1)	3,240	1,562	1,294
Segment Adjusted EBITDA(2)	2,057	775	395
Maintenance capital expenditures	104	79	58
Growth capital expenditures	452	433	493
G&P
Service revenue	1,574	1,038	888
Rental income	342	277	298
Product related revenue	1,135	897	583
Income/(loss) from equity method investments(3)	74	42	(74)
Other income	60	51	40
Total segment revenues and other income(1)	3,185	2,305	1,735
Segment Adjusted EBITDA(2)	1,418	1,229	1,024
Maintenance capital expenditures	42	24	26
Growth capital expenditures	$1,432	$948	$720

(1) Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $313 million, $160 million and $77 million for 2018, 2017 and 2016, respectively. Third party revenues for the G&P segment were $3,087 million, $2,246 million and $1,684 million for 2018, 2017 and 2016, respectively.

(2)	See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

(3)	Includes an impairment expense of $89 million related to one of MPLX’s equity method investments for the year ended December 31, 2016.

	December 31,
(In millions)	2018	2017
Segment Assets
Cash and cash equivalents	$68	$5
L&S(1)	6,566	4,611
G&P(1)	16,145	14,884
Total assets	$22,779	$19,500

(1)
Equity method investments included in L&S assets were $1.12 billion at December 31, 2018 and $1.15 billion at December 31, 2017. Equity method investments included in G&P assets were $3.05 billion at December 31, 2018 and $2.86 billion at December 31, 2017.

The table below provides a reconciliation between “Net income” and Segment Adjusted EBITDA.

(In millions)	2018	2017	2016
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$2,057	$775	$395
G&P Segment Adjusted EBITDA	1,418	1,229	1,024
Total reportable segments	3,475	2,004	1,419
Depreciation and amortization(1)	(766)	(683)	(591)
(Provision)/benefit for income taxes	(8)	(1)	12
Amortization of deferred financing costs	(59)	(53)	(46)
Loss on extinguishment of debt	(46)	—	—
Non-cash equity-based compensation	(19)	(15)	(10)
Impairment expense	—	—	(130)
Net interest and other financial costs	(556)	(301)	(215)
Income/(loss) from equity method investments(2)	240	78	(74)
Distributions/adjustments related to equity method investments	(447)	(231)	(150)
Unrealized derivative gains/(losses)(3)	5	(6)	(36)
Acquisition costs	(3)	(11)	1
Adjusted EBITDA attributable to noncontrolling interests	18	8	3
Adjusted EBITDA attributable to Predecessor(4)	—	47	251
Net income	$1,834	$836	$434

(1)
Depreciation and amortization attributable to L&S was $240 million, $163 million and $128 million for the years ended 2018, 2017 and 2016, respectively. Depreciation and amortization attributable to G&P was $526 million, $520 million and $463 million for 2018, 2017 and 2016, respectively.

(2)	Includes an impairment expense of $89 million related to one of MPLX’s equity method investments for the year ended December 31, 2016.

(3)
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

(4)	The Adjusted EBITDA adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP prior to the acquisition date.

11. Major Customers and Concentration of Credit Risk

MPC accounted for 48 percent, 37 percent and 39 percent of MPLX’s operating revenues for 2018, 2017 and 2016, respectively. Operating revenues consist of service revenue, rental income and product sales. MPC accounted for 46 percent, 36 percent and 41 percent of total revenues and other income for 2018, 2017 and 2016, respectively. The revenues are accounted for primarily within the L&S segment. The percent calculations exclude revenues attributable to volumes shipped by MPC under joint tariffs with third parties, which are treated as third-party revenue for accounting purposes.

MPLX has a concentration of trade receivables due from customers in the same industry: MPC, integrated oil companies, independent refining companies and other pipeline companies. These concentrations of customers may impact MPLX’s overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. MPLX manages its exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures; and for certain transactions, it may request letters of credit, prepayments or guarantees.

12. Income Tax

MPLX is not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on MPLX’s net income generally are borne by its partners through the allocation of taxable income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. While the new law included several key changes to tax law for United States tax payers, as MPLX is not a taxable entity, the new legislation has no impact on MPLX for federal tax purposes.

MPLX’s income tax provision/(benefit) primarily results from state and local activity in the states of Texas, Ohio, Kentucky and Tennessee.

As a result of the Class A Reorganization discussed in Note 8, MarkWest Hydrocarbon and MarkWest Hydrocarbon, Inc. (prior to the Class A Reorganization) is no longer a tax paying entity for federal income tax purposes or for the majority of states that impose an income tax effective September 1, 2016. Prior to the Class A Reorganization, in addition to paying tax on its own earnings, MarkWest Hydrocarbon recognized a tax expense or a tax benefit on its proportionate share of Partnership income or loss resulting from MarkWest Hydrocarbon’s ownership of Class A units of MPLX, even though for financial reporting purposes such income or loss was eliminated in consolidation. The deferred income tax component prior to the reorganization related to the change in the temporary book to tax basis difference in the carrying amount of the investment in MPLX, which resulted primarily from timing differences in MarkWest Hydrocarbon’s proportionate share of the book income or loss as compared with the MarkWest Hydrocarbon’s proportionate share of the taxable income or loss of MPLX. MPLX recorded a residual tax provision during the year ended December 31, 2017 related to MarkWest Hydrocarbon’s 2016 income taxes. In connection with the Class A Reorganization, MPC assumed $377 million of MPLX LP’s deferred tax liabilities.

MPLX and MarkWest Hydrocarbon recorded income tax expense of $8 million, $1 million and a benefit of $12 million for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate was less than one percent for 2018 and 2017 and five percent for 2016.

The components of the “Provision/(benefit) for income taxes” are as follows:

	December 31,
(In millions)	2018	2017	2016
Current income tax expense:
Federal	$—	$—	$4
State	—	2	1
Total current	—	2	5
Deferred income tax expense/(benefit):
Federal	—	—	(16)
State	8	(1)	(1)
Total deferred	8	(1)	(17)
Provision/(benefit) for income taxes	$8	$1	$(12)

A reconciliation of the “Provision/(benefit) for income taxes” and the amount computed by applying the federal statutory rate of 35 percent to the income before income taxes for the year ended December 31, 2016 is as follows:

	December 31, 2016
(In millions)	MarkWest Hydrocarbon(1)	Partnership	Eliminations	Consolidated
(Loss)/income before (benefit)/provision for income tax	$(41)	$461	$2	$422
Federal statutory rate	35%	—%	—%
Federal income tax at statutory rate	(14)	—	—	(14)
State income taxes net of federal benefit	(2)	1	—	(1)
Provision on income from MPLX LP Class A units	3	—	—	3
Change in state statutory rate	(1)	—	—	(1)
Other	1	—	—	1
(Benefit)/provision for income taxes	$(13)	$1	$—	$(12)

(1)	MarkWest Hydrocarbon paid tax on its share of MPLX’s income or loss as a result of its ownership of MPLX LP Class A units through September 1, 2016.

In taxable jurisdictions, MPLX recorded deferred income taxes on all temporary differences between the book and tax basis of assets and liabilities. MPLX has a net deferred tax liability of $13 million and $5 million for the years ended December 31, 2018 and 2017, respectively. The net deferred tax liability is principally derived from the difference in the book and tax basis of property, plant and equipment.

Significant judgment is required in evaluating tax positions and determining MPLX and MarkWest Hydrocarbon’s provision for income taxes. During the ordinary course of business, there may be transactions and calculations for which the ultimate tax determination is uncertain. However, MPLX and MarkWest Hydrocarbon did not have any material uncertain tax positions for the years ended December 31, 2018, 2017 or 2016.

Any interest and penalties related to income taxes were recorded as a part of the provision for income taxes. Such interest and penalties were a net expense of less than $1 million in 2018, and a net benefit of less than $1 million in 2017 and 2016. As of December 31, 2018, 2017 and 2016, no interest and penalties were accrued related to income taxes. In addition, MPLX and MarkWest Hydrocarbon’s former corporate entity have federal tax years 2015 through 2016 and state tax years 2013 through 2017 open to examination.

13. Inventories

Inventories consist of the following:

	December 31,
(In millions)	2018	2017
NGLs	$9	$4
Line fill	9	8
Spare parts, materials and supplies	59	53
Total inventories	$77	$65

14. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2018	2017
Natural gas gathering and NGL transportation pipelines and facilities	5 - 30 years	$5,926	$5,178
Processing, fractionation and storage facilities	10 - 40 years	5,336	3,893
Pipelines and related assets	15 - 51 years	2,560	2,253
Barges and towing vessels	20 years	620	490
Terminals and related assets	4 - 30 years	1,178	821
Refinery related assets	5 - 30 years	938	—
Land, building, office equipment and other	3 - 35 years	957	770
Construction-in-progress		801	1,057
Total		18,316	14,462
Less accumulated depreciation		3,677	2,275
Property, plant and equipment, net		$14,639	$12,187

Property, plant and equipment includes gross assets acquired under capital leases of approximately $25 million at December 31, 2018 and 2017, with related amounts in accumulated depreciation of approximately $9 million at December 31, 2018 and 2017.

15. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. MPLX has 12 reporting units, eight of which had goodwill totaling approximately $2.6 billion as of November 30, 2018. MPLX performed its annual impairment tests, and no impairments in the carrying value of goodwill were identified. Significant assumptions used to estimate the reporting units’ fair value include the discount rate as well as estimates of future cash flows, which are impacted primarily by commodity prices and producer customers’ development plans (which impact volumes and capital requirements).

During the first quarter of 2016, MPLX determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including (i) continued deterioration of near term commodity prices as well as longer term pricing trends, (ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by MPLX’s producer customers and (iii) increases in cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for the three reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than the respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the three reporting units. Accordingly, MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016. In the second quarter of 2016, MPLX completed its purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized.

The fair value of the reporting units for the interim goodwill impairment analysis described above was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rates, which range from 10.5 percent to 11.5 percent. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.5 percent to 12.8 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values, and the fair values of the goodwill assigned thereto, represent Level 3 measurements.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2016	$162	$2,213	$2,375
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2016	162	2,083	2,245
Impairment losses	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2017	162	2,083	2,245
Impairment losses	—	—	—
Acquisitions	341	—	341
Balance as of December 31, 2018	$503	$2,083	$2,586

Gross goodwill as of December 31, 2018	$503	$2,213	$2,716
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2018	$503	$2,083	$2,586

Intangible Assets

MPLX’s intangible assets are comprised of customer contracts and relationships, gross intangible assets with accumulated amortization as of December 31, 2018 and 2017 is shown below:

		December 31, 2018			December 31, 2017
(In millions)	Useful Life	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
L&S	4-6 years	$9	$—	$9	$—	$—	$—
G&P	11-25 years	533	(118)	415	533	(80)	453
		$542	$(118)	$424	$533	$(80)	$453

(1)	Amortization expense attributable to the G&P segment for the years ended December 31, 2018 and 2017 was $38 million in both years.

Estimated future amortization expense related to the intangible assets at December 31, 2018 is as follows:

(In millions)
2019	$40
2020	40
2021	40
2022	39
2023	39
Thereafter	226
Total	$424

16. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 17. The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2018 and 2017 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	December 31, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Commodity contracts	$—	$—	$—	$(2)
Embedded derivatives in commodity contracts	—	(61)	—	(64)
Total carrying value in Consolidated Balance Sheets	$—	$(61)	$—	$(66)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep-whole processing agreement. The fair value calculation for Level 3 instruments at December 31, 2018 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.58 to $1.01 and (2) the probability of renewal of 90 percent for the first five-year term and 80 percent for the second five-year term of the gas purchase agreement and related keep-whole processing agreement. For commodity contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of derivative liabilities. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	2018		2017
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2)	$(64)	$(6)	$(54)
Total gains/(losses) (realized and unrealized) included in earnings(1)	6	(9)	(5)	(19)
Settlements	(4)	12	9	9
Fair value at end of period	—	(61)	(2)	(64)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at end of period	$—	$(8)	$(2)	$(6)

(1)
Gains and losses on commodity derivatives classified as Level 3 are recorded in “Product sales” on the Consolidated Statements of Income. Gains and losses on derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues” on the Consolidated Statements of Income.

Fair Values – Reported

MPLX’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, accounts payable, payables to related parties and long-term debt. MPLX’s fair value assessment incorporates a variety of considerations, including (1) the duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. MPLX believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 17).

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

	December 31,
	2018		2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$13,169	$13,484	$7,718	$6,966
SMR liability	$92	$86	$104	$91

17. Derivative Financial Instruments

As of December 31, 2018, MPLX had no outstanding commodity contracts.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of December 31, 2018 and 2017, the estimated fair value of this contract was a liability of $61 million and $64 million, respectively.

Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of December 31, 2018 and 2017, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	December 31, 2018		December 31, 2017
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets /Other current liabilities	$—	$(7)	$—	$(14)
Other noncurrent assets /Deferred credits and other liabilities	—	(54)	—	(52)
Total	$—	$(61)	$—	$(66)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, including the effect of master netting arrangements or collateral, see Note 16. See Note 2 for a discussion of derivatives MPLX uses and the reasons for them. MPLX does not designate any of its commodity derivative positions as hedges for accounting purposes.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	December 31,
(In millions)	2018	2017	2016
Product sales
Realized gains/(losses)	$4	$(9)	$2
Unrealized gains/(losses)	2	4	(15)
Total derivative gains/(losses) related to product sales	6	(5)	(13)
Purchased product costs
Realized losses	(12)	(9)	(5)
Unrealized gains/(losses)	3	(10)	(22)
Total derivative loss related to purchased product costs	(9)	(19)	(27)
Cost of revenues
Realized losses	—	—	(3)
Unrealized gains	—	—	1
Total derivative losses related to cost of revenues	—	—	(2)
Total derivative losses	$(3)	$(24)	$(42)

18. Debt

MPLX’s outstanding borrowings at December 31, 2018 and 2017 consisted of the following:

	December 31,
(In millions)	2018	2017
MPLX LP:
Bank revolving credit facility due 2022	$—	$505
5.500% senior notes due February 2023	—	710
3.375% senior notes due March 2023	500	—
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	—
4.800% senior notes due February 2029	750	—
4.500% senior notes due April 2038	1,750	—
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	—
5.500% senior notes due February 2049	1,500	—
4.900% senior notes due April 2058	500	—
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	63
Capital lease obligations due 2020	6	7
Total	13,856	7,362
Unamortized debt issuance costs	(97)	(27)
Unamortized discount	(366)	(389)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$13,392	$6,945

The following table shows five years of scheduled debt payments.

(In millions)
2019	$1
2020	5
2021	—
2022	—
2023	$1,500

Credit Agreements

On July 21, 2017, MPLX entered into a syndicated credit agreement to replace its previously outstanding $2 billion five-year bank revolving credit facility and $250 million term loan with a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (the “MPLX Credit Agreement”). The financial covenants and the interest rate terms contained in the new credit agreement are substantially the same as those contained in the previous bank revolving credit facility. On July 19, 2017, MPLX prepaid the previously outstanding principal of the term loan with cash on hand. The borrowings under the term loan facility bore interest between January 1, 2017 and July 19, 2017 at an average interest rate of 2.407 percent.

The MPLX Credit Agreement includes letter of credit issuing capacity of up to $222 million and swingline capacity of up to $100 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $500 million, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended, for up to two additional one-year periods, subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. MPLX is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain fees fluctuate based on the credit ratings in effect from time to time on MPLX’s long-term debt.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2018, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

During the year ended December 31, 2018, MPLX borrowed $1,410 million under the MPLX Credit Agreement, at a weighted average interest rate of 3.464 percent, and repaid $1,915 million of these borrowings. At December 31, 2018, MPLX had no outstanding borrowings and $3 million letters of credit outstanding under the new facility, resulting in total availability of $2.2 billion, or 99.9 percent of the borrowing capacity.

During 2017, MPLX had no borrowings under the previous bank revolving credit facility. During the year ended December 31, 2017, MPLX borrowed $670 million under the MPLX Credit Agreement, at a weighted average interest rate of 2.748 percent, and repaid $165 million of these borrowings. At December 31, 2017, MPLX had $505 million outstanding borrowings and $3 million letters of credit outstanding under this facility, resulting in total unused loan availability of $1.7 billion, or 77.4 percent of the borrowing capacity.

Senior Notes

Interest on each series of MPLX LP and MarkWest senior notes is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
3.375% senior notes due 2023	March 15th and September 15th
4.500% senior notes due 2023	January 15th and July 15th
4.875% senior notes due 2024	June 1st and December 1st
4.000% senior notes due 2025	February 15th and August 15th
4.875% senior notes due 2025	June 1st and December 1st
4.125% senior notes due 2027	March 1st and September 1st
4.000% senior notes due 2028	March 15th and September 15th
4.800% senior notes due 2029	February 15th and August 15th
4.500% senior notes due 2038	April 15th and October 15th
5.200% senior notes due 2047	March 1st and September 1st
4.700% senior notes due 2048	April 15th and October 15th
5.500% senior notes due 2049	February 15th and August 15th
4.900% senior notes due 2058	April 15th and October 15th

On December 10, 2018, MPLX redeemed all of the $750 million 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by the MarkWest subsidiary. These notes were redeemed at 101.833 percent of the principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent unsecured senior notes due February 2029 and $1.5 billion aggregate principal amount of 5.5 percent unsecured senior notes due February 2049 (collectively, the “November 2018 New Senior Notes”). The November 2018 New Senior Notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement and to redeem the $750 million 5.5 percent senior notes due February 2023, as well as for general business purposes. Interest on each series of notes in the November 2018 New Senior Notes is payable semi-annually in arrears, commencing on February 15, 2019.

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058 (collectively, the “February 2018 New Senior Notes”). The February 2018 New Senior Notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. Also on February 8, 2018, $4.1 billion of the net proceeds from the offering were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration for Refining Logistics and Fuels Distribution. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general business purposes. Interest on each series of notes due in 2023 and 2028 is payable semi-annually in arrears, commencing on September 15, 2018. Interest on each series of notes due in 2038, 2048 and 2058 is payable semi-annually in arrears, commencing on October 15, 2018.

On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125 percent unsecured senior notes due March 2027 (the “2027 Senior Notes”) and $1.0 billion aggregate principal amount of 5.200 percent unsecured senior notes due March 2047 (the “2047 Senior Notes”). The 2027 Senior Notes and the 2047 Senior Notes were offered at a price to the public of 99.834 percent and 99.304 percent of par, respectively. The net proceeds were used to fund the $1.5 billion cash portion of the consideration paid to MPC for the dropdown of assets on March 1, 2017, as well as for general business purposes.

SMR Transaction

On September 1, 2009, MarkWest completed the sale of the SMR (the “SMR Transaction”). At that time, MarkWest had begun constructing the SMR at its Javelina gas processing and fractionation complex in Corpus Christi, Texas. Under the terms of the agreement, MarkWest received proceeds of $73 million and the purchaser completed the construction of the SMR. MarkWest and the purchaser also executed a related product supply agreement under which MPLX will receive the entire product produced by the SMR through 2030 in exchange for processing fees and the reimbursement of certain other expenses. The processing fee payments began when the SMR commenced operations in March 2010. MarkWest was deemed to have continuing involvement with the SMR as a result of certain provisions in the related agreements. Therefore, the transaction is treated as a financing arrangement under GAAP. MPLX imputes interest on the SMR liability at 6.39 percent annually, its incremental borrowing rate at the time of the purchase accounting valuation. Each processing fee payment has multiple elements: reduction of principal of the SMR liability, interest expense associated with the SMR liability and facility expense related to the operation of the SMR. As part of purchase accounting, the SMR Transaction has been recorded at fair value. As of December 31, 2018 and 2017, the following amounts related to the SMR are included in the accompanying Consolidated Balance Sheets:

(In millions)	December 31, 2018	December 31, 2017
Assets
Property, plant and equipment, net	$51	$56
Liabilities
Accrued liabilities	5	5
Deferred credits and other liabilities	$81	$86

19. Revenue

Effect of ASC 606 Adoption

MPLX adopted ASC 606 on January 1, 2018 for all contracts that were not yet completed as of the date of adoption. The details of significant changes and quantitative impact of the new revenue standard are disclosed below.

•
Third-party reimbursements – Third-party reimbursements, such as electricity costs, are presented gross on the income statement rather than net within cost of revenues. The gross-up for third-party reimbursements (e.g., increase in “Service revenue”; increase in “Cost of revenues”) was $369 million for the year ended December 31, 2018.

MPLX updated the allocation between lease and non-lease components for implicit leases as a result of this ASC 606 gross up. As a result, “Rental income” and “Rental cost of sales” increased by $65 million for the year ended December 31, 2018.

•
Noncash consideration – Under certain processing agreements, MPLX is entitled to retain NGLs or other liquids from the customer. We obtain control of these NGLs and are able to direct the use of the goods. Service revenues are recorded based on the value of the NGLs received on the date the services are performed. Historically, revenue was not recorded on these arrangements until the product was sold. The impact to this change was an increase of $52 million to “Service revenue - product related” for the year ended December 31, 2018. NGL inventory related to keep-whole volumes was also revalued as a result of this change, with a cumulative effect adjustment of $1 million and an increase to inventory of $2 million as of December 31, 2018. The increase in the inventory basis increased “Purchased product costs” by $50 million for the year ended December 31, 2018.

•
Percent-of-proceeds revenues – MPLX’s percentage of proceeds revenue received was historically recorded in product revenues. Upon adoption of ASC 606, these revenues have been classified in service revenue, as the performance obligation related to these contracts is to provide gathering and processing services. Revenues will continue to be recorded net under these arrangements as MPLX does not control the product prior to sale. For the year ended December 31, 2018, $146 million was recorded in “Service revenue - product related” as opposed to “Product sales.”

•
Imbalances – Historically, all imbalances were recorded net. In certain instances, MPLX’s arrangements are structured such that imbalances are cashed-out each period end which results in the transfer of control of a commodity and creates a purchase and/or sale of a commodity under ASC 606. Thus, certain imbalances will be grossed up as a result of adoption. The impact of this change was an increase of $55 million to “Product sales” and “Purchased product costs” for the year ended December 31, 2018.

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

•
Oil Allowances – Historically, oil allowances were recorded when received as consideration for services performed. Under ASC 606, MPLX does not believe such amounts represent consideration from a customer. Any excess product obtained and sold as a result of these allowances is recorded as product sales. This change decreased “Service revenues” and “Service revenues - related party” by $7 million, and increased “Product sales” and “Product sales related party” by $7 million for the year ended December 31, 2018.

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

Aside from the adjustments to the opening balances noted above, the impact of adoption on the Consolidated Balance Sheets for the year ended December 31, 2018 was approximately a $2 million adjustment to “Inventories.” The disclosure of the impact of adoption on the Consolidated Statements of Income for the year ended December 31, 2018 was as follows:

	December 31, 2018
(In millions)	ASC 606 Balance	ASC 605 Balance	Effect of Change Higher/ (Lower)
Revenues and other income:
Service revenue	$1,704	$1,342	$362
Service revenue - related parties	2,159	2,166	(7)
Service revenue - product related	198	—	198
Rental income	349	284	65
Product sales(1)	897	982	(85)
Product sales - related parties	49	42	7
Costs and expenses:
Cost of revenues(2)	948	579	369
Purchased product costs	845	740	105
Rental cost of sales	135	70	65
Depreciation and amortization	766	767	(1)
Net income	$1,834	$1,832	$2

(1)	G&P “Product sales” for the year ended December 31, 2018 excludes approximately $5 million of impact related to derivative gains and mark-to-market adjustments.

(2)	Excludes “Purchased product costs,” “Rental cost of sales,” “Purchases,” “Depreciation and amortization,” “General and administrative expenses,” and “Other taxes.”

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the year ended December 31, 2018:

	December 31, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$130	$1,574	$1,704
Service revenue - related parties	2,159	—	2,159
Service revenue - product related	—	198	198
Product sales(1)	7	890	897
Product sales - related parties	7	42	49
Total revenues from contracts with customers	$2,303	$2,704	5,007
Non-ASC 606 revenue(2)			1,418
Total revenues and other income			$6,425

(1)	G&P “Product sales” for the year ended December 31, 2018 excludes approximately $5 million of impact related to derivative gains and mark-to-market adjustments.

(2)	Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

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

The table below reflects the changes in our contract balances for the year ended December 31, 2018:

(In millions)	Balance at January 1, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at December 31, 2018
Contract assets	$4	$—	$—	$4
Deferred revenue	5	8	(9)	4
Deferred revenue - related parties	42	40	(32)	50
Long-term deferred revenue	5	5	—	10
Long-term deferred revenue - related parties	$43	$(1)	$—	$42

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	$1 million revenue was recognized related to past performance obligations in the current year.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of December 31, 2018, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $105 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 25 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2019	$1,146
2020	1,152
2021	1,166
2022	1,151
2023 and thereafter	5,524
Total revenue on remaining performance obligations(1)(2)(3)	$10,139

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

20. Supplemental Cash Flow Information

(In millions)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$68	$5
Restricted cash(1)	8	4
Cash, cash equivalents and restricted cash(2)	$76	$9

(1)    The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

(2)
As a result of the adoption of ASU 2016-18, Statement of Cash Flows - Restricted Cash, the Consolidated Statements of Cash Flows now explain the change during the period of both “Cash and cash equivalents” and “Restricted cash.”

(In millions)	2018	2017	2016
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$484	$263	$213
Income taxes paid	1	3	4
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	2	6	(3)
Contribution - fixed assets to joint venture(1)	—	337	—
Contribution - common units issued(2)	$4,236	$1,133	$669

(1)	Contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 5.

(2)
For 2016, includes limited partner units issued to MPC as consideration in the acquisition of HSM. For 2017, includes limited and general partner units issued to MPC as consideration in the acquisitions of the joint-interests, HST, WHC and MPLXT. For 2018, includes limited and general partner units issued to MPC as consideration in the acquisition of Refining Logistics and Fuels Distribution. See Note 4.

At December 31, 2017, “Payables - related parties” per the Consolidated Balance Sheets included an $11 million payable to MPC for distributions of cash received from Joint-Interest Acquisition entities that did not affect cash.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

(In millions)	2018	2017	2016
Increase/(decrease) in capital accruals	$104	$71	$(22)

21. Accumulated Other Comprehensive Loss

MPLX records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP and Explorer to their employees. MPLX is not a sponsor of these benefit plans. As a transfer between entities under common control, MPLX recorded the Joint-Interest Acquisition from MPC on the Consolidated Balance Sheets at MPC’s historical basis, which included accumulated other comprehensive loss. MPLX’s assumption of the accumulated other comprehensive loss balance had no effect on MPLX’s comprehensive income during the period as the balance was accumulated while under the ownership of MPC.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2016 through December 31, 2018:

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2016	$—	$—	$—
Joint-Interest Acquisition	(13)	(1)	(14)
Balance at December 31, 2017(1)	(13)	(1)	(14)
Other comprehensive loss - remeasurements(2)	(1)	(1)	(2)
Balance as of December 31, 2018(1)	$(14)	$(2)	$(16)

(1)
These components of “Accumulated other comprehensive loss” are included in the computation of net periodic benefit cost by LOOP and Explorer and are therefore included on the Consolidated Statements of Income under the caption “Income/(loss) from equity method investments.”

(2)
Components of other comprehensive loss - remeasurements relate to actuarial gains and losses as well as amortization of prior service costs. MPLX records an adjustment to “Comprehensive income” in accordance with its ownership interest in LOOP and Explorer.

22. Equity-Based Compensation

Description of the Plan

Effective March 15, 2018, the MPLX LP 2012 Incentive Compensation Plan (“MPLX 2012 Plan”) was replaced by the MPLX LP 2018 Incentive Compensation Plan (“MPLX 2018 Plan”). The MPLX 2018 Plan will continue in effect until February 28, 2028, unless terminated earlier. Subject to customary anti-dilution adjustments, the MPLX 2018 Plan allows for no more than 16 million common units representing limited partnership interests in MPLX to be delivered under the plan. The MPLX LP 2012 Plan allowed for no more than 2.75 million MPLX LP common limited partner units to be delivered.

Consistent with the MPLX 2012 Plan, the MPLX 2018 Plan authorizes the MPLX GP board of directors (the “Board”) to grant unit options, unit appreciation rights, restricted units and phantom units, distribution equivalent rights, unit awards, profits interest units, performance units and other unit-based awards to the employees, officers and directors of the General Partner, MPLX, or any of their affiliates, including MPC. Common units delivered pursuant to an award granted under the MPLX 2018 Plan may be newly issued common units or acquired in the open market or from any other person, including an affiliate of MPLX, as determined by the Board.

Unit-based Awards under the Plan

MPLX expenses all unit-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Phantom Units – MPLX has granted phantom units under the MPLX 2018 Plan and the MPLX 2012 Plan to non-employee directors of MPLX LP’s general partner and of MPC. Awards to non-employee directors are accounted for as non-employee awards. Phantom units granted to non-employee directors vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Prior to issuance, non-employee directors do not have the right to vote such units and cash distribution equivalents accrue in the form of additional phantom units and will be issued when the director departs from the board of directors.

MPLX has granted phantom units under the MPLX 2018 Plan and the MPLX 2012 Plan to certain officers and non-officers of MPLX LP, MPLX LP’s general partner and MPC who make significant contributions to our business. These grants are accounted for as employee awards. In general, these phantom units will vest over a requisite service period of up to three years. Prior to vesting, these phantom unit recipients will not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at December 31, 2018 and 2017 were $4 million and $4 million, respectively.

The fair values of phantom units are based on the fair value of MPLX LP common units on the grant date.

Performance Units – MPLX has granted performance units under the MPLX 2018 Plan and the MPLX 2012 Plan to certain officers of the general partner and certain eligible MPC officers who make significant contributions to our business. Performance units are designed to pay out 75 percent in cash and 25 percent in MPLX LP common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards. The performance units granted in 2016 have a three-year performance period of January 1, 2016 through December 31, 2018. The payout of the award is dependent on the total unitholder return of MPLX LP common units as compared to the total unitholder return of a selected group of peer partnerships. The final per unit payout will be based on the average of the results of four measurement periods during the period. The performance units granted in 2017 are hybrid awards having a three-year performance period of January 1, 2017 through December 31, 2019. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX LP’s DCF during the last twelve months of the performance period, and a market condition based on MPLX LP’s total unitholder return over the entire three-year performance period.

During the first quarter of 2018, a performance award was granted; however, a grant date could not be established based on the nature of the award terms. Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the fair value of the award will be recognized over the remaining service period.

Outstanding Phantom Unit Awards

The following is a summary of phantom unit award activity of MPLX LP common units in 2018:

	Phantom Units
	Number of Units	Weighted Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2017	1,351,523	$34.53
Granted	437,092	33.84
Settled	(509,570)	34.38
Forfeited	(124,710)	34.50
Outstanding at December 31, 2018	1,154,335	34.34
Vested and expected to vest at December 31, 2018	1,139,877	34.34	$35
Non-forfeitable at December 31, 2018(1)	321,638	$34.59	$10

(1)
Represents a subset of phantom units held by our non-employee directors and certain of our officers and non-officer employees that are generally non-forfeitable and that would be paid out as common units upon the holder’s separation from service.

The following is a summary of the values related to phantom units:

	Phantom Units
	Intrinsic Value of Units Issued During the Period (in millions)	Weighted Average Grant Date Fair Value of Units Granted During the Period
2018	$18	$33.84
2017	15	36.26
2016	$5	$29.42

As of December 31, 2018, unrecognized compensation cost related to phantom unit awards was $17 million, which is expected to be recognized over a weighted average period of 1.8 years.

Outstanding Performance Unit Awards

The following table presents a summary of the 2018 activity for performance unit awards to be settled in MPLX LP common units:

	Performance Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2017	2,536,594	$0.85
Granted	—	—
Settled	(538,594)	1.04
Forfeited	(56,250)	0.90
Outstanding at December 31, 2018	1,941,750	0.80

The number of common units that would be issued upon target vesting, using the closing price of our common units on December 31, 2018 would be 64,084 common units.

As of December 31, 2018, unrecognized compensation cost related to equity-classified performance unit awards was $1 million, which is expected to be recognized over a weighted average period of 1.0 year.

Performance units paying out in MPLX LP common units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of the weighted average inputs used for these assumptions:

	2018	2017	2016
Risk-free interest rate	N/A	1.52%	0.96%
Look-back period	N/A	2.83 years	2.83 years
Expected volatility	N/A	49.34%	47.59%
Grant date fair value of performance units granted	N/A	$0.90	$0.63

The assumption for expected volatility of our unit price reflects the historical volatility of MPLX LP common units. The look-back period reflects the remaining performance period at the grant date. The risk-free interest rate for the remaining performance period as of the grant date is based on the U.S. Treasury yield curve in effect at the time of the grant. No grant date fair value has been calculated for performance units granted in 2018, since due to the award terms, a grant date has not yet been established.

Total Unit-Based Compensation Expense

Total unit-based compensation expense for awards settling in MPLX LP common units was $22 million in 2018, $18 million in 2017 and $10 million in 2016.

MPC’s Stock-based Compensation

Stock-based compensation expenses charged to MPLX LP under our employee services agreement with MPC were $6 million, $2 million and $5 million for 2018, 2017 and 2016, respectively.

23. Lease Operations

Based on the terms of fee-based transportation and storage services agreements with MPC as well as certain natural gas gathering, transportation and processing agreements, MPLX is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. MPLX’s primary natural gas implicit lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2023 and 2033. The transportation and storage services agreements with MPC are described further in Note 6. MPLX’s revenue from its implicit lease arrangements, excluding executory costs, totaled approximately $928 million in 2018, $601 million in 2017 and $586 million in 2016.

MPLX’s implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby MPLX receives additional fees if the producer customer exceeds the monthly minimum processed volumes. During the years ended December 31, 2018 and 2017, MPLX received contingent lease payments of $9 million. During the year ended December 31, 2016, MPLX received $7 million of contingent lease payments.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2018:

(In millions)	Related Party	Third Party	Total
2019	$748	$160	$908
2020	750	159	909
2021	627	150	777
2022	627	148	775
2023	616	142	758
2024 and thereafter	2,321	1,111	3,432
Total minimum future rentals	$5,689	$1,870	$7,559

The following schedule summarizes MPLX’s investment in assets held for operating lease by major classes as of December 31, 2018 and 2017:

	December 31,
(In millions)	2018	2017
Natural gas gathering and NGL transportation pipelines and facilities	$964	$851
Processing, fractionation and storage facilities	1,398	573
Pipelines and related assets	266	253
Barges and towing vessels	619	491
Terminals and related assets	1,178	822
Refinery related assets	938	—
Land, building, office equipment and other	162	44
Construction-in-progress	189	85
Total	5,714	3,119
Less accumulated depreciation	2,038	1,056
Property, plant and equipment, net	$3,676	$2,063

24. Asset Retirement Obligations

MPLX’s assets subject to AROs are primarily certain gas-gathering pipelines and processing facilities, a crude oil pipeline and other related pipeline assets. MPLX also has land leases that require MPLX to return the land to its original condition upon termination of the lease. MPLX reviews current laws and regulations governing obligations for asset retirements and leases, as well as MPLX’s leases and other agreements.

The following is a reconciliation of the changes in the ARO from January 1, 2017 to December 31, 2018:

(In millions)	2018	2017
AROs at beginning of period	$28	$25
Liabilities incurred	1	2
Accretion expense	1	1
AROs at end of period	$30	$28

At December 31, 2018 and 2017, there were no assets legally restricted for purposes of settling AROs. The AROs have been recorded as part of “Deferred credits and other liabilities” on the accompanying Consolidated Balance Sheets.

In addition to recorded AROs, MPLX has other AROs related to certain gathering, processing and other assets as a result of environmental and other legal requirements. MPLX is not required to perform such work until it permanently ceases operations of the respective assets. Because MPLX considers the operational life of these assets to be indeterminable, an associated ARO cannot be estimated and is not recorded.

25. Commitments and Contingencies

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

At December 31, 2018 and 2017, accrued liabilities for remediation totaled $14 million and $13 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At December 31, 2017, there was less than $1 million in payables to MPC for indemnification of environmental costs related to incidents occurring prior to the asset drops. At December 31, 2018, there was no balance with MPC for these costs.

MarkWest Liberty Midstream and its affiliates agreed to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.

MarkWest Liberty Midstream, Ohio Fractionation and MarkWest Utica EMG, together with other MarkWest affiliates, agreed to pay a penalty of approximately $0.9 million, undertake certain monitoring and emission reduction projects at certain facilities with an estimated cost of approximately $3.3 million, and implement certain process enhancements for its and its affiliates’ leak detection and repair programs at its gas processing and fractionation sites. On November 1, 2018, MPLX and 11 of its subsidiaries entered into a Consent Decree with the EPA, the State of Oklahoma, the Pennsylvania Department of Environmental Protection and the State of West Virginia resolving these issues. The Consent Decree was approved by the court on January 8, 2019 and the penalty has been paid.

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

Other Lawsuits – MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio.  The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio.  With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy.  Collectively, in the several cases, the MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. It is possible that, in connection with these lawsuits, the MPLX Parties will incur material amounts of damages. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

In 2003, the State of Illinois brought an action against the Premcor Refining Group, Inc. (“Premcor”) and Apex Refining Company (“Apex”) asserting claims for environmental cleanup related to the refinery owned by these entities in the Hartford/Wood River, Illinois area. In 2006, Premcor and Apex filed third-party complaints against numerous owners and operators of petroleum products facilities in the Hartford/Wood River, Illinois area, including Marathon Pipe Line LLC (“MPL”). These complaints, which have been amended since filing, assert claims of common law nuisance and contribution under the Illinois Contribution Act and other laws for environmental cleanup costs that may be imposed on Premcor and Apex by the State of Illinois. On September 6, 2016, the trial court approved a settlement between Apex and the State of Illinois whereby Apex agreed to settle all claims against it for a $10 million payment. Premcor filed a motion for permissive appeal and requested a stay to the proceeding until the motion is ruled upon. Premcor reached a settlement with the State of Illinois in the second quarter of 2018, which has been objected to by certain third-party defendants, including MPL, and is subject to court approval. Several third-party defendants in the litigation including MPL have asserted cross-claims in contribution against the various third-party defendants. This litigation is currently pending in the Third Judicial Circuit Court, Madison County, Illinois. The trial concerning Premcor’s claims against third-party defendants, including MPL, previously scheduled to commence September 10, 2018, has been postponed and a new trial date has not been set. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. Under the omnibus agreement, MPC will indemnify MPLX for the full cost of any losses should MPL be deemed responsible for any damages in this lawsuit.

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

Contractual Commitments and Contingencies – At December 31, 2018, MPLX’s contractual commitments to acquire property, plant and equipment totaled $746 million. These commitments were primarily related to plant expansion projects for the Marcellus and Southwest Operations. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2018, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Lease and Other Contractual Obligations – MPLX executed transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which range from 9 to 11 years. After the minimum volume commitments are met in the transportation and terminalling agreements, MPLX pays additional amounts based on throughput. There are escalation clauses in the transportation and terminalling agreements, which are based on Consumer Price Index adjustments. The minimum future payments under these agreements as of December 31, 2018 are as follows:

(In millions)
2019	$52
2020	52
2021	48
2022	46
2023	46
2024 and thereafter	180
Total	$424

MPLX has various non-cancellable operating lease agreements, most of these leases include renewal options. MPLX also leases certain pipelines under a capital lease that has a fixed price purchase option in 2020. Future minimum commitments as of December 31, 2018, for capital lease obligations and for operating lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2019	$2	$73
2020	5	70
2021	—	67
2022	—	64
2023	—	58
2024 and thereafter	—	719
Total minimum lease payments	7	$1,051
Less: imputed interest costs	1
Present value of net minimum lease payments	$6

Operating lease rental expense was:

(In millions)	2018	2017	2016
Minimum rental expense	$85	$64	$57

SMR Transaction – On September 1, 2009, MarkWest entered into a product supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for the entire product processed by the SMR. See Note 18 for additional discussion. The product received under this agreement is sold to a refinery customer pursuant to a corresponding long-term agreement. The minimum amounts payable annually under the product supply agreement, excluding the potential impact of inflation adjustments per the agreement, are as follows:

(In millions)
2019	$17
2020	17
2021	17
2022	17
2023	17
2024 and thereafter	110
Total minimum payments	195
Less: Services element	75
Less: Interest	34
Total SMR liability	86
Less: Current portion of SMR liability	5
Long-term portion of SMR liability	$81

Select Quarterly Financial Data (Unaudited)

	2018				2017
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues and other income	$1,420	$1,578	$1,712	$1,715	$886	$916	$980	$1,085
Income from operations	557	608	672	666	265	280	311	335
Net income	423	456	516	439	187	191	217	241
Net income attributable to MPLX LP	421	453	510	434	150	190	216	238
Net income attributable to MPLX LP per limited partner unit:
Common - basic	0.61	0.55	0.62	0.52	0.20	0.26	0.29	0.31
Common - diluted	0.61	0.55	0.62	0.52	0.19	0.26	0.29	0.31
Subordinated - basic and diluted	—	—	—	—	—	—	—	—
Cash distributions declared per limited partner common unit	0.6175	0.6275	0.6375	0.6475	0.5400	0.5625	0.5875	0.6075
Distributions declared:
Limited partner units - Public	179	181	185	187	149	162	170	175
Limited partner units - MPC	288	316	322	327	49	56	62	171
General partner units - MPC	—	—	—	—	5	6	7	—
IDRs - MPC	—	—	—	—	60	70	81	—
Redeemable preferred units	16	20	19	20	16	17	16	16
Total distributions declared	$483	$517	$526	$534	$279	$311	$336	$362

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

MPLX’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934 Act, as amended, as of December 31, 2018. Based on this evaluation, MPLX’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting.

Limitations on Controls

Management has designed our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that management has detected all control issues and instances of fraud, if any, within MPLX.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF MPLX LP

MPLX GP LLC, our general partner, is a wholly-owned subsidiary of Marathon Petroleum Corporation (“MPC”). Our general partner manages our operations and activities through its directors and executive officers. Our unitholders do not nominate candidates for, or vote for the election of, the directors of our general partner. Through its indirect ownership of all of the membership interests in our general partner, MPC elects all members of our general partner’s board of directors (the “Board”). Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Our general partner’s executive officers are appointed by, and serve at the discretion of, the Board.
References in this Part III to our “Board,” “directors” or “officers” refer to the Board, directors and officers of our general partner.
Neither we nor our subsidiaries directly employ any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees who conduct our business are directly employed by affiliates of our general partner, but we sometimes refer to these individuals as our employees for ease of reference.
DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC

The following table shows information for our directors, and executive and corporate officers.

Name	Age as of January 31, 2019	Position with MPLX GP LLC
Gary R. Heminger	65	Chairman of the Board of Directors and Chief Executive Officer
Michael J. Hennigan	59	Director and President
Pamela K.M. Beall	62	Director, Executive Vice President and Chief Financial Officer
Michael L. Beatty	71	Director
Gregory J. Goff	62	Director
Timothy T. Griffith	49	Director
Christopher A. Helms	64	Director
Garry L. Peiffer	67	Director
Dan D. Sandman	70	Director
Frank M. Semple	67	Director
J. Michael Stice	59	Director
John P. Surma	64	Director
Donald C. Templin	55	Director
Gregory S. Floerke	55	Executive Vice President, Gathering and Processing
John S. Swearingen	59	Executive Vice President, Logistics and Storage
Suzanne Gagle	53	General Counsel
Raymond L. Brooks(a)	58	Senior Vice President
Rick D. Hessling(a)	52	Senior Vice President
Brian K. Partee(a)	45	Senior Vice President
David L. Whikehart(a)	59	Senior Vice President
Timothy J. Aydt(a)	55	Vice President, Business Development
Molly R. Benson(a)	52	Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary
Peter Gilgen(a)	62	Vice President and Treasurer
C. Kristopher Hagedorn	42	Vice President and Controller

Kristina A. Kazarian(a)	36	Vice President, Investor Relations
Shawn M. Lyon(a)	51	Vice President, Operations

(a)	Corporate officer

Gary R. Heminger, 65, was appointed Chairman of the Board and Chief Executive Officer in June 2012. He has served as MPC’s Chairman of the Board since April 2016 and as its Chief Executive Officer since 2011. He was also MPC’s President from 2011 to 2017. Mr. Heminger has also served as Chairman of the Board and Chief Executive Officer of Tesoro Logistics GP, LLC, a wholly-owned subsidiary of MPC and the general partner of Andeavor Logistics LP, since October 2018. He began his career with Marathon in 1975 and has served in roles in finance and administration, auditing, marketing and commercial, and business development, including as President of Marathon Pipe Line Company; Manager, Business Development and Joint Interest of Marathon Oil Company; and Vice President and Senior Vice President, Business Development, Marathon Ashland Petroleum LLC. In 2001, he was named Executive Vice President, Supply, Transportation and Marketing, and was appointed President of Marathon Petroleum Company LLC and Executive Vice President-Downstream of Marathon Oil Corporation later that year. Mr. Heminger serves on the boards of directors and executive committees of the American Petroleum Institute (API) and the American Fuel & Petrochemicals Manufacturers (AFPM), and is a member of the Oxford Institute for Energy Studies. He is a member of The Ohio State University Board of Trustees and past Chairman of the Tiffin University Board of Trustees. Mr. Heminger holds a bachelor’s degree in accounting from Tiffin University and a master’s degree in business administration from the University of Dayton, and he is a graduate of the Wharton School Advanced Management Program at the University of Pennsylvania.
Qualifications: Mr. Heminger brings to the Board energy industry expertise, extensive knowledge of all aspects of our business and a breadth of transactional experience. As our Chief Executive Officer, he leverages that expertise in advising on our strategic direction and apprising the Board on issues of significance to our industry and to us.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2011); Tesoro Logistics GP, LLC (since 2018); Fifth Third Bancorp (since 2006); PPG Industries, Inc. (since 2017)
Michael J. Hennigan, 59, was appointed President and elected a member of the Board in June 2017. He has also served on the Tesoro Logistics GP, LLC Board of Directors since October 2018. Prior to joining us in 2017, Mr. Hennigan was President, Crude, NGL and Refined Products of the general partner of Energy Transfer Partners L.P., an energy service provider. Before that, from 2012 to 2017, he served as President and Chief Executive Officer of Sunoco Logistics Partners L.P., an oil and gas transportation, terminalling and storage company, where he was responsible for all operations and business activities, including setting the direction, strategy and vision for the company. Mr. Hennigan joined Sunoco Logistics as Vice President, Business Development in 2009, was named President and Chief Operating Officer in 2010 and was named President and Chief Executive Officer in 2012. He holds a bachelor’s degree in chemical engineering from Drexel University.
Qualifications: Mr. Hennigan brings to the Board a unique perspective and valued guidance gained from more than 35 years of industry experience, including as the president and chief executive officer of a successful growth-oriented master limited partnership.
Other Public Company Directorships: Tesoro Logistics GP, LLC (since 2018); Sunoco Partners LLC (2010 to 2017); Niska Gas Storage Partners LLC (2014 to 2016)
Pamela K.M. Beall, 62, has served as our Executive Vice President and Chief Financial Officer since 2016, and was elected a member of the Board in January 2014. She has also served on the Tesoro Logistics GP, LLC Board of Directors since October 2018. Ms. Beall began her career with Marathon in 1978 as an auditor, and then went on to serve as General Manager, Treasury Services, at USX Corporation; Vice President and Treasurer at NationsRent, Inc. and OHM Corporation; and as a member of the boards of directors of System One Services, Inc. and Boyle Engineering. Ms. Beall rejoined Marathon in 2002, serving in areas of increasing responsibility, including as Director, Corporate Affairs; Organizational Vice President, Business Development - Downstream; Vice President of Global Procurement, Marathon Oil Company; and Vice President of Products, Supply & Optimization. She served as MPC’s Vice President, Investor Relations and Government & Public Affairs from 2011 to 2014, when she was named President of MPLX GP. Ms. Beall was also named Executive Vice President, Corporate Planning and Strategy of MPLX GP in 2016. She serves on the University of Findlay Board of Trustees and is a member of the Ohio Society of CPAs. Ms. Beall holds a bachelor’s degree in accounting from the University of Findlay and a master’s degree in business administration from Bowling Green State University, and she has attended the Oxford Institute for Energy Studies. She is licensed as a certified public accountant in Ohio.

Qualifications: Ms. Beall brings to the Board extensive energy industry experience, specifically in the areas of finance and accounting, business development, risk management, procurement, investor relations and government affairs. In addition, her service as a senior executive in the environmental remediation and industrial product rental sectors equips her to contribute valuable insight into our business and operations.
Other Public Company Directorships: Tesoro Logistics GP, LLC (since 2018); National Retail Properties, Inc. (since 2016)
Michael L. Beatty, 71, was elected a member of the Board in December 2015, at the time of the MarkWest Merger. Mr. Beatty served on the board of directors of MarkWest’s general partner from 2008 to 2015, and prior to that, on the board of directors of MarkWest Hydrocarbon. Mr. Beatty is a former Chairman of the law firm of Beatty & Wozniak, P.C., with a practice focused exclusively on energy, including oil and gas exploration, regulatory affairs, public lands, litigation and title. He began his career in the energy industry as in-house counsel for Colorado Interstate Gas Company, and ultimately became Executive Vice President, General Counsel and Director of The Coastal Corporation. He also served as Chief of Staff to Governor Roy Romer of Colorado. Mr. Beatty holds an undergraduate degree from the University of California, Berkeley and a juris doctor degree from Harvard Law School. He also serves on the board of directors of the Cystic Fibrosis Foundation.
Qualifications: Mr. Beatty brings to the Board extensive experience in the oil and gas industry, including significant experience in energy policy and energy regulation gained through his experience as a director, officer and legal counsel of various energy companies, as well as extensive historical knowledge of MarkWest.
Other Public Company Directorships: Denbury Resources Inc. (2007 to 2015); MarkWest Energy GP, L.L.C. (2008 to 2015)
Gregory J. Goff, 62, was elected a member of the Board effective October 1, 2018, upon the conclusion of MPC’s acquisition of Andeavor. He has also served as Executive Vice Chairman of MPC and as a member of MPC’s Board of Directors since October 2018 and continues his service as a member of the Tesoro Logistics GP, LLC Board of Directors. Prior to MPC’s acquisition of Andeavor, Mr. Goff served as Chief Executive Officer and President of Andeavor beginning in May 2010, and as its Chairman of the Board beginning in December 2014. He also served as Chairman of the Board and Chief Executive Officer of Tesoro Logistics GP, LLC from December 2010 to October 2018. Prior to joining Andeavor, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips, an international, integrated energy company, from 2008 to 2010, and held a number of other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate; President of ConocoPhillips Europe and Asia Pacific downstream operations; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business; and President of ConocoPhillips’ specialty businesses and business development. Mr. Goff serves on the National Advisory Board of the University of Utah Business School and previously served as Chairman of the Board of AFPM. He holds a bachelor’s degree in science and a master’s degree in business administration from the University of Utah.
Qualifications: Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as leadership, industry, strategic planning and operations experience.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2018); Tesoro Logistics GP, LLC (since 2010); PolyOne Corporation (since 2011); Andeavor (2010 to 2018); Western Refining Logistics GP, LLC (2017); QEP Midstream Partners, LP (2014 to 2015); DCP Midstream LP (2008 to 2010)
Timothy T. Griffith, 49, was elected a member of the Board in March 2015. He has served as Senior Vice President and Chief Financial Officer of MPC since 2015. He has also served on the Tesoro Logistics GP, LLC Board of Directors since October 2018. Mr. Griffith previously served as Vice President, Finance and Investor Relations, and Treasurer of MPC and MPLX GP from 2014 to 2015, as Vice President, Finance and Treasurer of MPC from 2011 to 2014 and in that same capacity for MPLX GP from 2012 to 2014. Prior to joining MPC, Mr. Griffith served as Vice President and Treasurer of Smurfit-Stone Container Corporation, where he had executive responsibility for the company’s investor interface and treasury operations, including capital structure, cash management, insurance and investment oversight. Mr. Griffith also served as Vice President and Treasurer of Cooper-Standard Automotive; as Assistant Treasurer of Lear Corporation; as the Capital Planning Officer for Comerica Incorporated and as a derivatives specialist with Citicorp Securities. Mr. Griffith holds a bachelor’s degree in economics from Michigan State University and a master’s degree in business administration from the University of Michigan, and he has attended the Oxford Institute for Energy Studies. He is also a chartered financial analyst, a designation he has held since 1995.

Qualifications: Mr. Griffith brings to the Board extensive experience gained from a variety of roles in finance over the course of his career, including roles of increasing responsibility at several publicly traded and privately sponsored businesses and continuing with the management of the financial affairs of MPC and us. Mr. Griffith has been deeply involved in our strategy formation and execution.
Other Public Company Directorships: Tesoro Logistics GP, LLC (since 2018)
Christopher A. Helms, 64, was elected a member of the Board effective October 2012. Mr. Helms is President and Chief Executive Officer of US Shale Management Company, a wholly owned subsidiary of US Shale Energy Advisors LLC.
Mr. Helms is the co-founder of US Shale Energy Advisors LLC, a privately owned entity engaged in the development, ownership and operation of midstream energy assets. He also serves on the Range Resources Corporation Board of Directors and on the board of directors of TRC Companies, L.L.C. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer. He was Group President, Pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission, storage and midstream businesses. Prior to joining NiSource, Mr. Helms held senior executive positions with CMS Energy Corporation, and subsidiaries of Duke Energy Corporation and PanEnergy Corp. from 1990 to 2005. Mr. Helms holds a bachelor’s degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.
Qualifications: Mr. Helms brings to the Board considerable midstream energy expertise, particularly in operations and business combinations, as well as experience in finance, accounting, compliance, strategic planning and risk oversight. His background also includes overseeing joint ventures and mergers and acquisitions within the midstream energy sector and supervising financial reporting functions.
Other Public Company Directorships: Range Resources Corporation (since 2014); Questar Corporation (2013 to 2016)
Garry L. Peiffer, 67, was elected a member of the Board in June 2012, and served as our President from 2012 until his retirement in January 2014. He also served as MPC’s Executive Vice President, Corporate Planning and Investor & Government Relations from 2011 until his retirement. He is a member of the board of directors of the Fifth Third Bank (Northwestern Ohio). Mr. Peiffer is also a member of the boards of trustees of the Blanchard Valley Health System and the Findlay-Hancock County Community Foundation and serves on the Blanchard Valley Port Authority Board. Mr. Peiffer began his career with Marathon in 1974, where he held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, Mr. Peiffer was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
Qualifications: As the retired President of our general partner and retired Executive Vice President, Corporate Planning and Investor & Government Relations of MPC, Mr. Peiffer brings to the Board extensive experience in the energy industry gained from his roles at MPC and its affiliates. His significant career accomplishments include leading us through the initial public offering process and our first year of operations, leading finance organizations, successfully realizing several joint ventures and corporate reorganizations and implementing new information technology solutions.
Other Public Company Directorships: None within the last five years
Dan D. Sandman, 70, was elected a member of the Board effective October 2012. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. He serves on the CONSOL Coal Resources GP LLC Board of Directors and has served on the board of directors of Roppe Corporation, a privately held company, since 1987. Additionally, Mr. Sandman serves on the boards of directors of the Carnegie Science Center, the Carnegie Hero Commission and Grove City College. He has served as a court-appointed mediator of commercial cases pending in U.S. federal courts and has lectured on corporate governance law at Oxford University. Mr. Sandman began his career with Marathon in 1973, serving in various legal positions of increasing responsibility, ultimately being named General Counsel and Secretary of Marathon in 1986. In 1993, he was named General Counsel and Secretary of USX Corporation. Upon the spinoff of United States

Steel Corporation from USX in 2002, Mr. Sandman was named Vice Chairman of the Board of Directors and Chief Legal and Administrative Officer of United States Steel, where he served until his retirement in 2007. During his time with United States Steel, Mr. Sandman was also responsible at various times for management and oversight of aspects of Human Resources, Executive Compensation, Public Relations, Environmental and Government Affairs, the Law Organization and the Corporate Secretary’s office. Mr. Sandman holds a bachelor’s degree from The Ohio State University and a juris doctor degree from The Ohio State University College of Law, and he attended the Stanford Executive Program in 1989.
Qualifications: Mr. Sandman brings to the Board considerable experience in legal and business affairs, transactional law, regulatory compliance and corporate governance, ethics and risk management matters, as well as an energy industry background.
Other Public Company Directorships:  CONSOL Coal Resources GP LLC (since 2017)
Frank M. Semple, 67, was elected a member of the Board effective December 2015, at the time of the MarkWest Merger. He was appointed our Vice Chairman at the close of the MarkWest Merger and served in that position until his retirement in October 2016. He also served as a member of the MPC Board of Directors from December 2015 until October 2018, and has served on the Tesoro Logistics GP, LLC Board of Directors since October 2018. Prior to joining us, Mr. Semple served as President and Chief Executive Officer of MarkWest beginning in 2003, and as Chairman of the Board beginning in 2008. Prior to his time at MarkWest, he served 22 years with The Williams Companies, Inc. and WilTel Communications, including as Chief Operating Officer of WilTel Communications, Senior Vice President/General Manager of Williams Natural Gas Company, Vice President of Operations and Engineering for Northwest Pipeline Company and division manager for Williams Pipe Line Company. Prior to joining Williams, Mr. Semple served in the United States Navy. He holds a bachelor’s degree in mechanical engineering from the United States Naval Academy and has completed the Program for Management Development at Harvard Business School.
Qualifications: Mr. Semple brings to the Board proven leadership ability in managing a complex business and a deep understanding of the midstream sector gained from his experience as Chairman and Chief Executive Officer of MarkWest, as well as significant experience regarding operations, strategic planning, finance and corporate governance matters.
Other Public Company Directorships: Tesoro Logistics GP, LLC (since 2018); Marathon Petroleum Corporation (2015 to 2018); MarkWest Energy GP, L.L.C. (2003 to 2015)
J. Michael Stice, 59, was elected a member of the Board effective April 2018, and as a member of the MPC Board of Directors in February 2017. He has served as the Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since August 2015. Mr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P., a gathering and processing master limited partnership, in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. and Senior Vice President of natural gas projects of Chesapeake Energy Corporation since 2008. Mr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.
Qualifications: Mr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and previously served on the board of directors of MarkWest, which we acquired in 2015. He has 35 years of experience in the upstream and midstream gas businesses.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2017); U.S. Silica Holdings, Inc. (since 2013); Spartan Energy Acquisition Corporation (since 2018); Access Midstream Partners GP, L.L.C. (2012 to 2015); MarkWest Energy GP L.L.C. (2015); SandRidge Energy, Inc. (2015 to 2016); Williams Partners GP LLC (2012 to 2015)
John P. Surma, 64, was elected a member of the Board effective October 2012, and as a member of the MPC Board of Directors in July 2011. He retired as the Chief Executive Officer and Executive Chairman of United States Steel Corporation, an integrated steel producer, in 2013. Prior to joining United States Steel, Mr. Surma served in several executive positions with Marathon, including as Senior Vice President, Finance & Accounting of Marathon Oil Company in 1997; President, Speedway SuperAmerica LLC in 1998; Senior Vice President, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000; and President of Marathon Ashland Petroleum in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP, becoming a partner in 1987. In 1983, Mr. Surma participated in the President’s Executive Exchange Program in Washington, D.C., serving as Executive Staff Assistant to the Federal Reserve Board’s Vice Chairman. Mr. Surma is on the

board of the University of Pittsburgh Medical Center, and formerly chaired the board of the Federal Reserve Bank of Cleveland. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations, serving from 2010 to 2014, including as Vice Chairman. Mr. Surma holds a bachelor’s degree in accounting from Pennsylvania State University.
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired chairman and chief executive officer of a large industrial firm and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2011); Concho Resources Inc. (since 2014); Ingersoll-Rand plc (since 2012); United States Steel Corporation (2001 to 2013)
Donald C. Templin, 55, was elected a member of the Board in June 2012. He has served as President, Refining, Marketing and Supply of MPC since October 2018. He has also served on the Tesoro Logistics GP, LLC Board of Directors since October 2018. Mr. Templin joined MPC as Senior Vice President and Chief Financial Officer in 2011 and was subsequently appointed as Vice President and Chief Financial Officer of MPLX GP in 2012, Executive Vice President, Supply, Transportation and Marketing of MPC in 2015, President of MPLX GP and Executive Vice President of MPC in 2016 and President of MPC in 2017. Prior to joining MPC, Mr. Templin was a managing partner of the audit practice of PricewaterhouseCoopers LLP with more than 25 years of providing auditing and advisory services to a wide variety of private, public and multinational companies. He is a member of the Grove City College Board of Trustees and past Chairman of the Downstream Committee of API. Mr. Templin is a graduate of Grove City College, a certified public accountant, a member of the American Institute of Certified Public Accountants and has attended the Oxford Institute for Energy Studies.
Qualifications: Mr. Templin brings to the Board direct insight into all aspects of our business, from an operational and commercial perspective, and in the areas of accounting, audit and financial management. His long and successful background in public accounting for energy sector clients affords him insight into public company financial reporting requirements and related matters.
Other Public Company Directorships: Tesoro Logistics GP, LLC (since 2018); Calgon Carbon Corporation (2013 to 2018)
Gregory S. Floerke, 55, is Executive Vice President, Gathering and Processing. He joined us in December 2015, at the time of the MarkWest Merger, as Executive Vice President and Chief Commercial Officer, MarkWest Assets. He was named Executive Vice President and Chief Operating Officer, MarkWest Operations in 2016 and assumed his current position in 2018. Prior to joining us, Mr. Floerke served as Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and as Senior Vice President, Northeast region at MarkWest from 2013 to 2015. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P., a gathering and processing master limited partnership, from 2011 until 2013.
John S. Swearingen, 59, is Executive Vice President, Logistics and Storage. He was previously our Vice President, Crude Oil and Refined Products Pipelines and Chief Operating Officer, Pipeline Operations and served as MPC’s Senior Vice President, Transportation and Logistics beginning in 2015. He previously served in various leadership positions with MPC and its affiliates, including as MPC’s Vice President, Health, Environment, Safety and Security beginning in 2011 and President of Marathon Pipe Line LLC beginning in 2009.
Suzanne Gagle, 53, has served as our General Counsel since October 2017, and as the General Counsel of MPC since March 2016. She was also appointed as the General Counsel of Tesoro Logistics GP, LLC in October 2018. Prior to her role as General Counsel, Ms. Gagle was MPC’s Assistant General Counsel, Litigation and Human Resources beginning in April 2011; Senior Group Counsel, Downstream Operations beginning in 2010; and Group Counsel, Litigation, beginning in 2003.
Raymond L. Brooks, 58, has served as our Senior Vice President since February 2018, and as MPC’s Executive Vice President, Refining since October 2018, having served as MPC’s Senior Vice President, Refining beginning in March 2016. Prior to that, Mr. Brooks was General Manager of MPC’s Galveston Bay, Texas refinery beginning in February 2013, its Robinson, Illinois refinery beginning in 2010 and its St. Paul Park, Minnesota refinery beginning in 2006.
Rick D. Hessling, 52, has served as our Senior Vice President, and MPC’s Senior Vice President, Crude Oil Supply and Logistics since October 2018. Prior to that, Mr. Hessling was Manager, Crude Oil & Natural Gas Supply and Trading beginning in September 2014. Previously Mr. Hessling served as Crude Oil Logistics & Analysis Manager beginning in July 2011.
Brian K. Partee, 45, has served as our Senior Vice President, and MPC’s Senior Vice President, Marketing since October 2018. Prior to that, Mr. Partee was MPC’s Vice President, Business Development beginning in February 2018. Previously,

Mr. Partee was Director of Business Development beginning in January 2017; Manager of Crude Oil Logistics beginning in September 2014; and Vice President, Business Development and Franchise at Speedway beginning in November 2012.
David L. Whikehart, 59, has served as our Senior Vice President, and MPC’s Senior Vice President, Light Products, Supply and Logistics since October 2018. Prior to that, Mr. Whikehart served as MPC’s Vice President, Environment, Safety and Corporate Affairs beginning in February 2016 and Director, Product Supply and Optimization beginning in March 2011.
Timothy J. Aydt, 55, has served as our Vice President, Business Development since November 2018, having served as our Vice President, Operations and as President of Marathon Pipe Line LLC beginning in January 2017. Prior to that, he served as MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and the Project Director for the Detroit Heavy Oil Upgrade Project beginning in 2008.
Molly R. Benson, 52, has served as our Vice President, Chief Compliance Officer and Corporate Secretary since March 2016, and as Chief Securities and Governance Officer since June 2018. Ms. Benson has served in these same capacities with MPC and Tesoro Logistics GP, LLC beginning in March 2016 and October 2018, respectively. Previously, Ms. Benson was MPC’s Assistant General Counsel, Corporate and Finance beginning in April 2012 and Group Counsel, Corporate and Finance beginning in 2011.
Peter Gilgen, 62, has served as our Vice President and Treasurer since February 2017. Prior to that, Mr. Gilgen was our Assistant Treasurer beginning in 2012 and the Assistant Treasurer of MPC beginning in 2011.
C. Kristopher Hagedorn, 42, joined us in 2017 as Vice President and Controller. Prior to that, Mr. Hagedorn was Vice President and Controller at CONSOL Energy Inc., a Pennsylvania-based coal producer and exporter, beginning in 2015, Assistant Controller beginning in 2014 and Director, Financial Accounting beginning in 2012. He served as Chief Accounting Officer for CONE Midstream Partners LP, a publicly traded master limited partnership with gathering assets in the Appalachian Basin, from 2014 to 2015. Previously, Mr. Hagedorn served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 1998.
Kristina A. Kazarian, 36, has served as our Vice President, Investor Relations since April 2018. Ms. Kazarian has also served as the Vice President, Investor Relations of MPC and of Tesoro Logistics GP, LLC beginning in April and October of 2018, respectively. Previously, Ms. Kazarian was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously she worked at Deutsche Bank, a global investment bank and financial services company, as Managing Director of MLP, Midstream and Natural Gas Equity Research beginning in September 2014, and as an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
Shawn M. Lyon, 51, has served as our Vice President, Operations and President, Marathon Pipe Line LLC since November 2018. Prior to that, he was Vice President of Operations for Marathon Pipe Line LLC since 2011.
GOVERNANCE FRAMEWORK
Our Governance Principles provide the functional framework of our Board. They address, among other things, the Board’s primary roles, responsibilities and oversight functions, director independence, committee composition, the process for director selection and director qualifications, director compensation and director retirement and resignation.
We have adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions, as well as to those designated as Senior Financial Officers by our Chairman and CEO or our Audit Committee. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. Copies of these documents are available on our website and printed copies are also available upon request to our Corporate Secretary. We will post on our website any amendments to, or waivers from, either of our Codes requiring disclosure under applicable rules within four business days following the date of the amendment or waiver.
Our Whistleblowing as to Accounting Matters Policy establishes procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees or others of concerns regarding questionable accounting or auditing matters.
Copies of the Governance Principles, the Code of Ethics for Senior Financial Officers, the Code of Business Conduct and the Whistleblowing as to Accounting Matters Policy are available on our website at www.mplx.com under the heading “Investors” and the subheading “Corporate Governance.”

DIRECTOR INDEPENDENCE
The Board currently consists of thirteen directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised of at least three independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions, and has determined that each of Messrs. Beatty, Helms, Peiffer, Sandman, Stice and Surma meets the independence standards in our Governance Principles, has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules. Mr. Daberko, who retired from the Board effective April 25, 2018, also met these independence standards during his service on the Board in 2018.
BOARD LEADERSHIP STRUCTURE
Our Governance Principles provide the Board with the flexibility to determine from time to time the optimal leadership for the Board depending upon our particular needs and circumstances. The Board has determined that Mr. Heminger is in the best position at this time to serve as Chairman due to his extensive knowledge of all aspects of our business, as well as our continued relationship with MPC.
When the CEO is elected Chairman, the Board may appoint an independent director as “Lead Director” to provide independent director oversight and preside over executive sessions of the Board or other Board meetings when the Chairman is absent.
Mr. Sandman, an independent director, currently serves as Lead Director of the Board. The Board believes that this leadership structure is in the best interests of our unitholders and us at this time because it strikes an effective balance between management and independent director participation in the Board process.
COMMITTEES OF THE BOARD
Our Board has a standing Audit Committee and Conflicts Committee, and may have such other committees as the Board shall determine from time to time. Each committee operates under a written charter, which is available on our website at www.mplx.com under the heading “Investors” and the subheading “Corporate Governance.” Each charter requires the applicable committee to annually assess and report to the Board on the adequacy of the charter.
We have additionally established an executive committee of the board, comprised of Messrs. Heminger and Sandman, to address matters that may arise between meetings of the Board. This executive committee may exercise the powers and authority of the Board subject to specific limitations consistent with applicable law.
Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.
Audit Committee
Our Audit Committee assists the Board in its oversight of the integrity of our financial statements, and our compliance with legal and regulatory requirements and our disclosure controls and procedures. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our Audit Committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our Audit Committee.
Our Audit Committee is comprised of Messrs. Peiffer (Chair), Beatty, Helms and Sandman. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that each of Messrs. Helms and Peiffer qualifies as an “audit committee financial expert,” as defined by SEC rules, based on the attributes, education and experience further described in their biographies under “Directors and Executive Officers of MPLX GP LLC,” above.

Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2018 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP, the matters required to be discussed by the Public Company Accounting Oversight Board’s standard, Auditing Standard No. 1301. The Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the applicable requirements of the Public Company Accounting Oversight Board for independent auditor communications with audit committees concerning independence and has discussed with PricewaterhouseCoopers LLP its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the SEC.
Garry L. Peiffer, Chair
Michael L. Beatty
Christopher A. Helms
Dan D. Sandman
Conflicts Committee
Our Conflicts Committee reviews specific matters that may involve conflicts of interest in accordance with the terms of our Partnership Agreement. Any matters approved by our Conflicts Committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe our unitholders or us. The members of our Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee. In addition, the members of our Conflicts Committee may not own any interest in our general partner or any interest in us, our subsidiaries or our affiliates other than common units or awards under our incentive compensation plan.
Our Conflicts Committee is comprised of Messrs. Helms (Chair), Beatty and Sandman. The Board has determined that each member of the Conflicts Committee meets the independence requirements of the NYSE and the SEC, as applicable.
COMMUNICATING WITH THE BOARD
All interested parties, including unitholders, may communicate directly with our independent directors by writing to:
Board of Directors (non-management members)
c/o Corporate Secretary, MPLX GP LLC
200 East Hardin Street
Findlay, Ohio 45840
Interested parties may communicate with the Chairs of our Audit Committee or Conflicts Committee by sending an email to:
auditchair@mplx.com
conflictschair@mplx.com
Interested parties may communicate with the independent directors, individually or as a group, by sending an e-mail to:
non-managedirectors@mplx.com
The Corporate Secretary will forward to the directors all communications that, in her judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations and matters not relevant to our affairs.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. Based solely on our review of the reporting forms and written representations provided by the individuals required to file reports, we believe that during the year ended December 31, 2018, our directors, executive officers and greater-than-10% beneficial holders filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material components of the executive compensation program for our named executive officers (our “NEOs”). We also provide an overview of our compensation philosophy and objectives and explain how and why 2018 compensation decisions were made. We recommend that this section be read in conjunction with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11.
NAMED EXECUTIVE OFFICERS

Our NEOs consist of our principal executive officer, principal financial officer and our next three most highly compensated executive officers:

Name	Title
Gary R. Heminger	Chairman of the Board and Chief Executive Officer
Pamela K.M. Beall	Executive Vice President and Chief Financial Officer
Michael J. Hennigan	President
Gregory S. Floerke	Executive Vice President, Gathering and Processing
John S. Swearingen	Executive Vice President, Logistics and Storage
COMPENSATION DECISIONS AND ALLOCATION

We do not directly employ any of the personnel responsible for managing and operating our business. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC or one of its affiliates. Under the terms of the omnibus agreement, described in Part I, Item 1. Business, we pay MPC a fixed amount in return for these services, including services provided by our NEOs.

We have adopted the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including MPC, who provide services to our business. The compensation committee of MPC’s board of directors (“MPC’s Compensation Committee”), currently comprised of five independent directors, recommends awards under the MPLX 2018 Plan for our NEOs, subject to approval by our Board, which typically considers such awards on an annual basis. Our Board makes all final determinations with respect to awards under this Plan. All other compensation decisions for our NEOs are made by MPC's Compensation Committee and are not subject to approval by our Board or us.

Compensation Disclosure

Mr. Heminger, our CEO and Chairman, is also CEO and Chairman of MPC, and is generally compensated by MPC for the services he provides to MPC and its affiliates, including us. Mr. Heminger devotes less than a majority of his total business time to us, and we reimburse MPC a fixed amount in return for his services to us. We disclose in this CD&A the amount we reimburse MPC for Mr. Heminger’s services, as well as the long-term incentive awards we have granted him. Together, these represent all of the material elements of his compensation attributable to the services he provides to our business. All components of Mr. Heminger’s compensation, including those disclosed in this CD&A and those provided directly by MPC, will be disclosed in MPC's proxy statement for 2019.

As Ms. Beall and Messrs. Hennigan, Floerke and Swearingen devoted most of their total business time to us in 2018, this CD&A discloses all components of their compensation, with the non-equity elements of Mr. Swearingen’s compensation generally prorated at 75% to reflect the percent allocated to us.

Compensation Consultant

Our Board does not have a standing compensation committee and has not hired its own compensation consultant. MPC’s Compensation Committee has engaged Pay Governance, LLC to provide compensation consulting services and comparative compensation information. This information is typically shared with our Board for use in making certain compensation decisions for our NEOs.

ELEMENTS OF COMPENSATION
2018 Base Salary

MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. Taking into consideration peer group data, each individual’s experience, contribution and demonstrated performance, MPC’s current and future succession needs, business results, external competitiveness and internal pay equity, MPC’s Compensation Committee made the following adjustments to our NEOs’ base salaries for 2018:

Name	Previous Base Salary ($)	Base Salary Effective Apr. 1, 2018 ($)	Increase (%)
Beall	525,000	545,000	3.8
Hennigan	800,000	900,000	12.5
Floerke	450,000	525,000	16.7
Swearingen (a)	375,000	393,750	5.0

(a)
As noted above in “Compensation Decisions and Allocation,” certain elements of Mr. Swearingen’s compensation, including his base salary, were allocated to us 75% for 2018 and are reflected as such in this table and in the “Salary” column of the “2018 Summary Compensation Table” below.

MPC’s Compensation Committee’s decisions to increase Messrs. Hennigan’s and Floerke’s base salaries in particular were based on each NEO’s continued strong performance and the Committee’s determination to bring each NEO closer to the market median for his position. The decisions to increase the base salaries of Ms. Beall and Mr. Swearingen reflect annual merit program increases to maintain market competitiveness.
As noted above in “Compensation Decisions and Allocation,” we reimburse MPC a fixed amount in return for Mr. Heminger's services to us. For 2018, that amount was $1,350,000, which is reflected under “Salary” in the “2018 Summary Compensation Table” below.
2018 Annual Cash Bonus Program

Our NEOs are eligible to earn an annual bonus under MPC’s Annual Cash Bonus (“ACB”) program for the services they provide to MPC and its affiliates, including us. MPC determines awards to our NEOs under the ACB program without input from our Board or us. Under the omnibus agreement, no portion of any bonus paid to our NEOs under the ACB is charged back to us.

2018 ACB Program Structure

In February 2018, MPC’s Compensation Committee, based on MPC management’s recommendation, approved the ACB program for 2018. Awards under the ACB program for our NEOs are calculated as follows:

Annualized Base Salary	X	Bonus Target	X	Performance	=	Final Award

Bonus opportunities are expressed as a percentage of each NEO’s base salary.
MPC's Compensation Committee approves target bonus opportunities for our NEOs based on analysis of market-competitive data of MPC's compensation peer group, while also taking into consideration each executive’s experience, relative scope of responsibility and potential, internal pay equity considerations and any other information the Committee deems relevant in its discretion.

At the beginning of the performance year, MPC's Compensation Committee establishes the performance metrics.
After the end of the performance year, MPC's Compensation Committee reviews and assesses MPC’s performance against the pre-established performance metrics, as well as other factors the Committee deems relevant in its discretion.
MPC's Compensation Committee also reviews and assesses each NEO’s organizational and individual performance.
Following this review, MPC's Compensation Committee makes a final annual bonus decision for each NEO. Payout results may be above or below target based on actual MPC and individual performance.

Awards under the ACB program are generally capped at 200% of each NEO’s target award. MPC does not guarantee minimum bonus payments to our NEOs.

2018 MPC Metrics and Performance

MPC's Compensation Committee believes it is important for the ACB program to emphasize pre-established financial and operational (including environmental and safety) performance measures, and has determined to collectively weight these measures at 70%, as reflected in the table below. The remaining 30% is driven by a number of discretionary factors, including business results in light of opportunities and challenges encountered during the year and adjustments due to the volatility in petroleum-related commodity prices throughout the year, which makes it difficult to establish reliable, pre-determined goals and individual performance achievements. The threshold, target and maximum levels of performance for each performance metric were established for 2018 by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2018, MPC's business plan and overall strategy. At the time the performance levels were set for 2018, the threshold levels were viewed as likely achievable, the target levels were viewed as challenging but achievable, and the maximum levels were viewed as extremely difficult to achieve. The table below provides the goals for each metric, target weighting and MPC's performance achieved in 2018 ($ in millions):

Category	Performance Metric	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout	Result	Target Weighting	Performance Achieved
Financial	Operating Income Per Barrel (a)	5th or 6th Position	3rd or 4th Position	1st or 2nd Position	4th Position	15%	15%
					(100% of target)
	Controllable Costs (b)	7,015	6,680	6,510	$6,498	10%	20%
					(200% of target)
	Distributable Cash Flow at MPLX LP (c)	2,335	2,595	2,725	2,781	10%	20%
					(200% of target)
	EBITDA (d)	3,400	5,700	7,500	8,001	5%	10%
					(200% of target)
Operational	Mechanical Availability (e)	0.94	0.95	0.96	0.959	10%	19%
					(190% of target)
	Marathon Safety Performance Index (f)	1.00	0.65	0.40	1.07	5%	—
					(0% of target)
	Process Safety Events Rate (g)	0.60	0.39	0.23	0.27	5%	8.8%
					(175% of target)
	Designated Environmental Incidents (h)	82	59	36	23	5%	10%
					(200% of target)
	Quality Incidents (i)	500,000	250,000	125,000	—	5%	10%
					(200% of target)
					Total	70%	112.8%

(a)
Measures MPC’s operating income per barrel of crude oil throughput, adjusted for unusual business items and accounting changes, compared to a group of peer companies, which for 2018 were: BP p.l.c.; Chevron Corporation; ExxonMobil Corporation; HollyFrontier Corporation; PBF Energy; Phillips 66; and Valero Energy Corporation.

(b)
Costs generally not subject to change based on production volume, purchases of commodities, sales, throughputs or changes in commodity prices. These costs are adjusted to exclude costs related to acquisitions and divestitures, capital projects in excess of $500 million, and employee bonus accruals.

(c)	Represents the cash flow available to be paid to our common unitholders, as disclosed in our consolidated financial statements.

(d)
Derived from MPC's consolidated financial statements and adjusted for certain items. This non-GAAP performance metric is calculated as earnings before interest and financing costs, interest income, income taxes, depreciation and amortization expense adjusted to exclude the effects of impairment expenses, pension settlement gains/losses, inventory market valuation adjustments, certain non-cash charges and credits and the effects of acquisitions and divestitures.

(e)	Measures the mechanical availability of the processing equipment in MPC's refineries and the critical equipment in MPC's midstream assets.

(f)	Measures MPC's success and commitment to employee safety. Goals are set annually at best-in-class industry performance, focusing on continual improvement and include common industry metrics.

(g)	Measures MPC's ability to identify, understand and control certain process hazards.

(h)	Measures certain internal environmental performance metrics.

(i)	Shown in absolute dollars. Measures the impact of product quality incidents and cumulative costs to MPC.

NEO Individual Performance

At the beginning of the year, each NEO develops individual performance goals relative to his or her respective organizational responsibilities, which are directly related to MPC’s business objectives. The subjective goals used to evaluate the individual performance of our NEOs for 2018 fell into the following general categories:

Goals	Beall	Hennigan	Floerke	Swearingen
Talent development, retention, succession and acquisition	✓	✓	✓	✓
Enhancement of unitholder value through return of capital and unlocking midstream asset value	✓	✓	✓	✓
Excellence in environmental, personal safety and process safety improvement		✓	✓	✓
System integration, optimization and removing bottlenecks	✓	✓	✓	✓
Growth through organic expansion and acquisition opportunities	✓	✓	✓	✓
Progress on diversity initiatives	✓	✓	✓	✓

Following the end of 2018, our CEO reviewed the organizational and individual performance of the other NEOs and made annual bonus recommendations to MPC's Compensation Committee. Key factors considered for 2018 included:

•	Reported record full-year net income of $1.8 billion, an increase of $1.0 billion compared to 2017;

•	Executed on our strategic vision by significantly growing our business, enhancing the stability of our cash flow profile, and simplifying our financial structure; and

•	Returned nearly $2.1 billion to our unitholders.

Bonus Payments for 2018

In February 2019, MPC's Compensation Committee certified the results of the performance metrics for the 2018 ACB program and, taking into consideration MPC's performance relative to the pre-established metrics, each NEO's organizational and individual performance, and the key factors discussed above, awarded the following amounts under the ACB program to our NEOs for 2018:

Name	2018 Year-End Base Salary ($)	Bonus Target as a % of Base Salary	Target Bonus ($)	Final Award as a % of Target	Final Award ($)
Beall	545,000	70	381,500	176	670,000
Hennigan	900,000	100	900,000	178	1,600,000
Floerke	525,000	70	367,500	166	610,000
Swearingen (a)	393,750	70	275,625	166	457,500

(a)
As noted above in “Compensation Decisions and Allocation,” certain elements of Mr. Swearingen’s compensation, including his 2018 bonus payment, were allocated to us 75% for 2018 and are reflected as such in this table and in the “Non-Equity Incentive Plan Compensation” column of the “2018 Summary Compensation Table” below.

MPLX Long-Term Incentive Compensation Program

Our long-term incentive (“LTI”) compensation program is designed to promote achievement of our long-term business objectives by linking our NEOs’ compensation directly to long-term equity performance and strengthening alignment between our NEOs’ interests and our unitholders’ interests. Awards to our NEOs under our LTI program are granted by a committee of our Board comprised of the Chairman and the independent directors (the “MPLX Committee”) following a recommendation by MPC's Compensation Committee. For 2018, the MPLX Committee determined that our NEOs would receive 50% of their MPLX LTI award in the form of performance units and 50% in the form of phantom units.
LTI awards represent a compensation opportunity. The actual long-term compensation value realized by our NEOs will depend on the price of our underlying common units at the time of settlement. The 2018 LTI awards were based on an intended dollar value rather than a specific number of performance units or phantom units. Each form of LTI award is discussed in more detail below.

MPLX Performance Units

The MPLX Committee believes that performance unit awards align our NEOs’ interests with the interests of our unitholders. Performance units granted in 2016 are based on Total Unitholder Return (“TUR”) relative to a peer group of midstream companies, as further described below. In 2017, the MPLX Committee added a DCF-per-MPLX-common-unit metric to our performance unit program to align it with contemporary industry program design. The MPLX Committee believes the TUR and DCF metrics are important indicators of performance as they are commonly used by unitholders to measure a master limited partnership’s (“MLP”) performance against others within the same industry. Achieving above-target payouts would require at least one of these two metrics to achieve above-target performance.
TUR for MPLX and each peer group MLP is measured over a 36-month performance cycle. Each performance cycle has four equally weighted measurement periods: (i) the first 12 months, (ii) the second 12 months, (iii) the third 12 months, and (iv) the entire 36-month period. The MPLX Committee believes this structure is appropriate as maximum payout based on TUR may only be achieved by outperforming the TUR peer group for all four measurement periods.
Each peer group member’s TUR is determined by the following formula:
(Ending Unit Price - Beginning Unit Price) + Cumulative Cash Distributions
Beginning Unit Price
The beginning and ending unit prices used for MPLX and each peer group member in the TUR calculation are the averages of each company’s closing unit price for the 20 trading days immediately preceding the beginning or ending date of the applicable measurement period. This helps mitigate significant market fluctuations in unit price at the beginning or end of a performance cycle and discourages excessive or inappropriate risk-taking near the end of a performance cycle by limiting the impact on the overall payout of the award.
Our TUR performance percentile within the peer group is measured for each measurement period, with the related payout percentage determined as follows:

TUR Percentile	Payout (% of Target) (a)
100th (Highest)	200%
50th	100%
25th (b)	50%
Below 25th (b)	0%

(a)	Payout for performance between quartiles will be determined using linear interpolation.

(b)	Increased to the 30th percentile for awards granted in 2018 and thereafter.
Each performance unit is denominated in dollars with a target value of $1.00. The actual payout may vary from $0.00 to $2.00 (0% to 200% of target). The MPLX Committee believes that capping the maximum payout at 200% mitigates excessive or inappropriate risk-taking. In addition, if our TUR is negative for a measurement period, the payout percentage for that measurement period is capped at target (100%) regardless of actual relative TUR performance percentile. These awards settle 25% in common units and 75% in cash. Holders of unvested performance units do not receive cash distributions and do not have voting rights.
Performance units granted in 2016 had a performance cycle of January 1, 2016 through December 31, 2018. The peer group for these performance units was: Andeavor Logistics LP, Buckeye Partners, L.P., Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P., Enterprise Products Partners L.P., Magellan Midstream Partners, L.P., ONEOK Partners, L.P., Phillips 66 Partners LP, Plains All American Pipeline, L.P., Sunoco Logistics Partners L.P., Valero Energy Partners LP, Western Gas Partners, LP and Williams Partners L.P. Due to industry consolidations, ONEOK Partners, L.P. and Sunoco Logistics Partners L.P. were removed from the group effective January 1, 2017, and Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P. and Williams Partners L.P. were removed from the group effective January 1, 2018.

In January 2019, the MPLX Committee certified the final TUR results for the four applicable measurement periods as follows:

Measurement Period	Actual TUR (%)	Position	Percentile Ranking (%)	Payout (% of target)
January 1, 2016 - December 31, 2016	3.2	12th	15.38	0.00
January 1, 2017 - December 31, 2017	17.5	1st	100.00	200.00
January 1, 2018 - December 31, 2018	(4.2)	6th	37.50	75.00
January 1, 2016 - December 31, 2018	15.7	4th	62.50	125.00
			Average:	100.00
The final value of the 2016 performance unit awards was determined by multiplying the simple average of the payout percentages for the four measurement periods by the number of performance units granted. Based on the resulting average, each performance unit granted was multiplied by $1.00, and the MPLX Committee approved the following payouts to our NEOs:

Name	Target Number of Performance Units	MPLX Committee Approved Payout ($)
Heminger	1,100,000	1,100,000
Beall	212,500	212,500
Swearingen	100,000	100,000
For performance unit awards granted in 2017 and 2018, the final value will be based 50% on our TUR, as described above, and 50% on a DCF-per-MPLX-common-unit metric. This metric measures the growth of MPLX’s full-year DCF over the three-year performance cycle. The MPLX Committee added this metric in 2017 as it believes unitholders view DCF as an important measure of an MLP’s performance relative to others in the same industry.
Threshold, target and maximum DCF levels for the awards granted in 2017 are calculated by applying pre-determined compound annual growth rates of 8%, 10% and 12%, respectively, over the DCF per MPLX common unit for 2016 as follows:

Award Year	Metric	Threshold (a) (50% Payout)	Target (a) (100% Payout)	Maximum (a) (200% Payout)
2017	DCF per common unit at 12/31/2019	$2.9559	$3.1232	$3.2967
(a)     Payout for performance between these levels will be determined using linear interpolation.
Threshold, target and maximum DCF levels for the awards granted in 2018 are determined at the beginning of each year of the performance cycle by the MPLX Committee based on the annual business plan. The levels for 2018 were (in millions):

Award Year	Metric	Threshold (a) (50% Payout)	Target (a) (100% Payout)	Maximum (a) (200% Payout)
2018	DCF at 12/31/2018	$2,335	$2,595	$2,725

(a)
Payout will be based on achievement of DCF in each year of the performance cycle as compared with the threshold, target and maximum levels. Payout for performance between these levels will be determined using linear interpolation.

Performance units granted to our NEOs in 2017 and 2018 remain outstanding. See the “Outstanding Equity at 2018 Fiscal Year-End” table below for additional information about these awards, including the amount granted, the performance cycle and the applicable peer group.

MPLX Phantom Units
Grants of phantom units promote increased ownership by our NEOs of our common units, which strengthens alignment between our NEOs’ interests and the interests of our unitholders. The value of phantom unit awards is variable, based on the value of an underlying common unit. Awards generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in common units. Distribution equivalents accrue on the phantom unit awards and are paid upon vesting. Holders of unvested phantom units have no voting rights. NEOs are required to hold all common units received upon vesting of phantom units for at least one year. This requirement applies to units net of taxes at the time of vesting or distribution. See the “2018 Grants of Plan-Based Awards” table below for the number of phantom units granted to our NEOs in 2018.
MPC Long-Term Incentive Compensation
As part of their total equity package, our NEOs also receive LTI awards from MPC. For 2018, MPC's Compensation Committee determined that our NEOs would receive 50% of their MPC LTI award in the form of MPC performance units, 30% in the form of stock options and 20% in the form of restricted stock.
LTI awards represent a compensation opportunity. The actual long-term compensation value realized by our NEOs will depend on the price of MPC's underlying stock at the time of settlement. The 2018 LTI awards were based on an intended dollar value rather than a specific number of performance units, stock options or shares of restricted stock. Each form of LTI award is discussed in more detail below.
MPC Performance Units
MPC’s Compensation Committee believes that Total Shareholder Return (“TSR”) is the best overall pay-for-performance metric to align our NEO’s interests with shareholder interests. MPC performance units evaluate MPC’s TSR relative to a peer group of oil industry competitors and a market index. This relative evaluation recognizes the cyclical nature of MPC’s business and commodity prices (crude oil) and prevents volatility from directly advantaging or disadvantaging the payout of the award beyond that of MPC’s peers. MPC performance units are designed to ensure above target compensation is paid only when MPC’s TSR is above the median of the peer group.
TSR for MPC and each of the peer group companies is measured over a 36-month performance cycle. Each performance cycle has four equally weighted measurement periods: (i) the first 12 months, (ii) the second 12 months, (iii) the third 12 months, and (iv) the entire 36-month period. MPC’s Compensation Committee believes that this structure is appropriate as maximum payout based on TSR may only be achieved by outperforming the TSR peer group for all four measurement periods.
Each peer group member’s TSR for a measurement period is determined by the following formula:
(Ending Stock Price - Beginning Stock Price) + Cumulative Cash Dividends
Beginning Stock Price
The beginning and ending stock prices used for MPC and each peer group member in the TSR calculation are the averages of each company’s closing stock price for the 20 trading days immediately preceding the beginning and ending date of the applicable measurement period. This helps mitigate significant market fluctuations in stock price at the beginning or end of a performance cycle and discourages excessive or inappropriate risk-taking near the end of a performance cycle by limiting the impact on the overall payout of the award.
MPC’s TSR performance percentile within the peer group is measured for each measurement period, with the related payout percentage determined as follows:

TSR Percentile	Payout (% of Target) (a)
100th (Highest)	200%
50th	100%
25th (b)	50%
Below 25th (b)	0%

(a)	Payout for performance between quartiles will be determined using linear interpolation.

(b)	Increased to the 30th percentile for awards granted in 2018 and thereafter.
Each performance unit is denominated in dollars with a target value of $1.00. The actual payout may vary from $0.00 to $2.00 (0% to 200% of target). MPC’s Compensation Committee believes that capping the maximum payout at 200% mitigates excessive or inappropriate risk-taking. In addition, if MPC’s TSR is negative for a measurement period, the payout percentage for that measurement period is capped at target (100%) regardless of actual relative TSR performance percentile. The final value of the performance unit award will be determined by multiplying the simple average of the payout percentages for the four measurement periods by the number of performance units granted. These awards settle 25% in MPC common stock and 75% in cash. Unvested performance units do not receive dividends and do not have voting rights.
Performance units granted in 2016 had a performance cycle of January 1, 2016, through December 31, 2018. The peer group for these performance units was: Andeavor, Chevron Corporation, HollyFrontier Corporation, PBF Energy, Phillips 66, Valero

Energy Corporation and the S&P 500 Energy Index. Due to its acquisition by MPC, Andeavor was removed from the group effective January 1, 2018.
In January 2019, MPC’s Compensation Committee certified the final TSR results for the four applicable measurement periods as follows:

Measurement Period	Actual TSR (%)	Position	Percentile Ranking (%)	Payout (% of Target)
January 1, 2016 - December 31, 2016	(1.8)	5th	42.86	85.72
January 1, 2017 - December 31, 2017	34.6	3rd	71.43	142.86
January 1, 2018 - December 31, 2018	(4.6)	4th	50.00	100.00
January 1, 2016 - December 31, 2018	25.4	3rd	66.67	133.34
			Average:	115.48
Based on the resulting average, each performance unit granted was multiplied by $1.1548, and MPC’s Compensation Committee approved the following payouts to our NEOs:

Name	Target Number of Performance Shares	MPC Compensation Committee Approved Payout ($)
Beall	170,000	196,316
Swearingen	320,000	369,536
MPC performance units granted to our NEOs in 2017 and 2018 remain outstanding. See the “Outstanding Equity at 2018 Fiscal Year-End” table below for additional information about these awards, including the amount granted, the performance cycle, and the applicable peer group.
MPC Stock Options
MPC’s Compensation Committee awards MPC stock options to our NEOs to provide a direct but variable link between their long-term compensation and the long-term value MPC’s shareholders receive by investing in MPC. MPC’s Compensation Committee believes stock options are inherently performance-based as option holders realize benefits only if the value of MPC’s stock increases for all shareholders after the grant date. The exercise price of MPC’s stock options is generally equal to the per-share closing price of MPC’s common stock on the grant date. Stock options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years following the grant date. Option holders do not have voting rights or receive dividends on the underlying stock. See the “2018 Grants of Plan-Based Awards” table below for the number of MPC stock options granted to our NEOs in 2018.
MPC Restricted Stock
MPC’s Compensation Committee awards restricted stock to our NEOs to promote their ownership of actual shares of MPC’s common stock, to help them comply with MPC’s stock ownership guidelines and to promote NEO retention. Awards generally vest in equal installments on the first, second and third anniversaries of the grant date. Unvested restricted stock awards accrue dividends, which are paid upon vesting. Holders of unvested restricted stock have voting rights. See the “2018 Grants of Plan-Based Awards” table below for the number of shares of MPC restricted stock granted to our NEOs in 2018.
OTHER BENEFITS
We do not sponsor any benefit plans, programs or policies such as healthcare, life insurance, income protection or retirement benefits for our NEOs, and we do not provide perquisites. However, those types of benefits are generally provided to our NEOs by MPC. MPC makes all determinations with respect to such benefits without input from our Board or us. MPC bears the full cost of these programs, and no portion is charged back to us. We have summarized the material elements of these programs below.
Retirement Benefits
Retirement benefits provided to our NEOs are designed by MPC to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits payable under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits” and “Nonqualified Deferred Compensation.”

Severance Benefits
Neither we nor MPC have entered into employment agreements with our NEOs. However, MPC’s Amended and Restated Executive Change in Control Severance Benefits Plan and our Executive Change in Control Severance Benefits Plan accomplish several objectives, including:

•	providing and preserving an economic motivation for participating executives to consider a business combination that might result in an executive’s job loss, and

•	competing effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures.
These change in control benefits are described in more detail in “Potential Payments Upon Termination or Change in Control.”

Perquisites

MPC offers limited perquisites to our NEOs, and believes the perquisites offered are consistent with those offered by MPC’s peer group companies.

Our NEOs are eligible for reimbursement for certain tax, estate and financial planning services up to $15,000 per year while serving as an executive officer and $3,000 in the year following retirement or death. MPC’s Compensation Committee believes this benefit is appropriate due to the complexities of income tax preparation for our NEOs, who may, for example, be required to make personal income tax filings in multiple states as a result of receiving MPLX LP common units.

MPC also offers enhanced annual physical health examinations to senior management, including our NEOs, to promote their health and well-being. Under this program, these officers are eligible for a comprehensive physical (generally in the form of a one-day appointment), with procedures similar to those available to all other employees under MPC’s health program.

The primary use of corporate aircraft is for business purposes and must be authorized by MPC’s CEO or another executive officer designated by MPC’s Board or CEO. Occasionally, spouses or other guests may accompany our NEOs or other executive officers on corporate aircraft when space is available on business-related flights. When a spouse’s or guest’s travel does not meet the Internal Revenue Service standard for business use, the cost of that travel is imputed as income to the NEO or other executive officer. Mr. Hennigan was granted limited personal use of the aircraft when otherwise available during the first 12 months of his employment as MPLX President.

Reportable values for these perquisite programs, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2018 Summary Compensation Table.”

MPC does not provide income tax assistance or tax gross-ups on executive perquisites.
COMPENSATION GOVERNANCE

Unit Ownership Guidelines

Our Board has established unit ownership guidelines for our executive officers, including our NEOs, intended to align their long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to hold a specified level of MPLX common units. The targeted levels vary depending upon the executive’s position and responsibilities:

Position	Number of Units to Be Held
Chairman of the Board and Chief Executive Officer	25,000
President	20,000
Executive Vice Presidents	15,000
Senior Vice Presidents	10,000
Vice Presidents	5,000

Each executive is expected to meet these guidelines within five years of his or her assumption of the applicable position. The guidelines also require that these officers hold all common units distributed in settlement of phantom units or performance units for a minimum of one year following the vesting date. As of December 31, 2018, all of our executive officers, including our NEOs, had met their ownership guidelines.

Prohibition on Derivatives and Hedging

We prohibit hedging transactions related to our units, and pledging or creating security interests in our units, including units in excess of a unit ownership guideline requirement. This ensures that our executive officers, including our NEOs, bear the full risk of MPLX LP common unit ownership.

Recoupment/Clawback Policy

Our NEOs are subject to recoupment provisions under MPC’s ACB and LTI programs in the case of certain forfeiture events. In addition, the MPLX 2012 Plan provides that all awards granted thereunder will be subject to clawback or recoupment in the case of certain forfeiture events. If we are required, as a result of a determination made by the SEC or our Audit Committee, to prepare a material accounting restatement due to noncompliance with any financial reporting requirement under applicable securities laws as a result of misconduct, the Audit Committee may determine that a forfeiture event has occurred based on an assessment of whether an executive officer: (i) knowingly engaged in misconduct; (ii) was grossly negligent with respect to misconduct; (iii) knowingly failed or was grossly negligent in failing to prevent misconduct; or (iv) engaged in fraud, embezzlement or other similar misconduct materially detrimental to us.

If it is determined that a forfeiture event has occurred, an executive officer’s unvested phantom units and performance units would be subject to immediate forfeiture. If a forfeiture event occurred either while the executive officer was employed, or within three years after termination of employment, and a payment has previously been made to the executive officer in settlement of performance units, we may recoup an amount in cash or units up to the amount paid in settlement of the performance units.

These recoupment provisions are in addition to the requirements under Section 304 of the Sarbanes-Oxley Act of 2002, which require the CEO and CFO to reimburse us for incentive-based or equity-based compensation, as well as any related profits received in the 12-month period prior to the filing of an accounting restatement due to noncompliance with financial reporting requirements as a result of misconduct. Additionally, all equity grants made since 2013 include provisions making them subject to any clawback provisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and to any other “clawback” provisions as required by law or by the applicable listing standards of the NYSE.

Compensation-Based Risk Assessment

The MPLX Committee reviews our policies and practices in compensating our service providers (including both executive officers and non-executives, if any) as they relate to our risk management profile. The MPLX Committee completed its review of our 2018 programs in February 2019, and concluded that any risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on our financial statements.

Compensation Committee Interlocks and Insider Participation
Compensation matters are determined by Mr. Heminger, our Chairman and CEO, and the independent directors of our Board. Mr. Heminger is also an executive officer and director of MPC. During 2018, none of our other executive officers served as a member of a compensation committee or board of directors of another entity that has an executive officer serving as an independent director on our Board.

COMPENSATION COMMITTEE REPORT

Our Chairman and independent directors have reviewed and discussed the Compensation Discussion and Analysis for 2018 with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Gary R. Heminger, Chairman
Michael L. Beatty
Christopher A. Helms
Garry L. Peiffer
Dan D. Sandman
J. Michael Stice
John P. Surma

EXECUTIVE COMPENSATION TABLES
2018 SUMMARY COMPENSATION TABLE

The following table provides information regarding compensation for our 2018 NEOs for the years shown:

Name and Principal Position		Salary (a)	Bonus (b)	Stock Awards (c)(d)	Option Awards (c)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gary R. Heminger Chairman of the Board and Chief Executive Officer	2018	1,350,000	—	1,512,459	—	—	—	—	2,862,459
	2017	1,310,000	—	2,282,185	—	—	—	—	3,592,185
	2016	1,220,000	—	1,797,853	—	—	—	—	3,017,853
Pamela K.M. Beall Executive Vice President and Chief Financial Officer	2018	540,000	—	557,058	150,007	670,000	178,266	96,657	2,191,988
	2017	525,000	—	743,215	68,010	670,000	245,643	88,828	2,340,696
	2016	499,667	—	529,759	170,008	550,000	226,408	86,067	2,061,909
Michael J. Hennigan President	2018	875,000	—	1,949,566	525,008	1,600,000	152,366	143,772	5,245,712
	2017	429,589	1,000,000	5,000,052	—	800,000	126,322	157,086	7,513,049
Gregory S. Floerke Executive Vice President, Gathering and Processing	2018	506,250	—	557,058	150,007	610,000	93,153	84,350	2,000,818
	2017	442,500	—	699,511	64,009	600,000	78,750	67,633	1,952,403
	2016	415,000	—	—	—	425,000	62,847	55,179	958,026
John S. Swearingen Executive Vice President, Logistics and Storage	2018	389,063	—	557,058	150,007	457,500	—	61,608	1,615,236

(a)
With respect to Mr. Heminger, amounts reflect the annualized fixed fee we pay MPC for Mr. Heminger’s services under the Omnibus Agreement. With respect to Mr. Swearingen, amounts reflect the portion of his compensation that was allocated to us for 2018 (75%). With respect to the other NEOs, amounts reflect actual salary earned during the fiscal year covered. Compensation is reviewed after the end of each year, and salary increases, if any, are generally effective April 1 of the following year. See “Executive Compensation Discussion and Analysis—Elements of Compensation—Base Salary” for additional information on base salaries for 2018.

(b)	The amount shown for Mr. Hennigan reflects a cash sign-on bonus.

(c)
The amounts shown in these columns reflect the aggregate grant date fair value of LTI awarded in the applicable year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). See Item 8. Financial Statements and Supplementary Data, Note 22 for assumptions used in the calculation of the amounts related to MPLX equity for the year ended December 31, 2018 and Note 23 to MPC’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 for valuation assumptions used to determine the value of these awards.

(d)
The maximum value of the performance units granted in 2018, assuming the highest level of performance is achieved, is: Mr. Heminger, MPLX - $2,700,000; Ms. Beall, MPLX - $500,000 and MPC - $500,000; Mr. Hennigan, MPLX - $1,750,000 and MPC - $1,750,000; Mr. Floerke, MPLX - $500,000 and MPC - $500,000; and Mr. Swearingen, MPLX - $500,000 and MPC - $500,000.

(e)
For Mr. Swearingen, reflects 75% of the total value of his ACB award. For the other NEOs, reflects the total value of ACB awards earned for the year indicated. ACB awards are generally paid in the year following the year in which they are earned.

(f)
The amounts shown in this column reflect the annual change in actuarial present value of accumulated benefits under the MPC retirement plans. See “Post-Employment Benefits for 2018” in this Item 11 for more information regarding the defined benefit plans and the assumptions used in the calculation of these amounts. There are no deferred compensation earnings reported in this column as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.

(g)
MPC offers limited perquisites to our NEOs which, together with contributions to defined contribution plans, comprise the amounts reported in this column. See “Executive Compensation Discussion and Analysis—Other Benefits—Perquisites” for a description of each of these items.

Name	Personal Use of Company Aircraft ($) (h)	Company Physicals ($)	Tax and Financial Planning ($)	Company Contributions to Defined Contribution Plans ($) (i)	Total All Other Compensation ($)
Heminger	—	—	—	—	—
Beall	—	3,769	8,000	84,888	96,657
Hennigan	22,688	3,769	—	117,315	143,772
Floerke	—	3,769	3,125	77,456	84,350
Swearingen	—	3,769	—	57,839	61,608

(h)
The amounts shown in this column reflect MPC’s aggregate incremental cost of personal use of corporate aircraft by our NEOs, their spouses or other guests for 2018, estimated using the average costs of operating the aircraft, such as fuel costs, trip-related maintenance, crew travel expenses, trip-related fees, storage costs, communications charges and other miscellaneous variable costs. Fixed costs, such as pilot compensation, the purchase and lease of aircraft and maintenance not related to travel are excluded from this calculation. We believe this method provides a reasonable estimate of MPC’s incremental cost; however, it overstates the actual incremental cost when a flight has a primary business purpose, space is available to transport an officer or his or her guest not traveling for business purposes and no incremental cost is realized by MPC. No income tax assistance or gross-ups are provided for personal use of corporate aircraft.

(i)
The amounts shown in this column reflect MPC’s contributions under our tax-qualified retirement plans and related nonqualified deferred compensation plans. For Mr. Swearingen, these amounts reflect the portion of his compensation that was allocated to us for 2018 (75%). See “Post-Employment Benefits for 2018” for more information.

2018 GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding all plan-based awards, including cash-based incentive awards and equity-based awards, granted to our NEOs in 2018.

Name	Type of Award	Grant Date (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (b)			Estimated Future Payouts Under Equity Incentive Plan Awards (c)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards (d) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Heminger	MPLX Phantom Units	3/1/2018							38,694			1,350,034
	MPLX Phantom Units (e)	12/20/2018							5,265			162,425
	MPLX Performance Units	3/1/2018				168,750	1,350,000	2,700,000				—
Beall	MPLX Phantom Units	3/1/2018							7,166			250,022
	MPLX Performance Units	3/1/2018				31,250	250,000	500,000				—
	MPC Stock Options	3/1/2018								8,636	64.79	150,007
	MPC Restricted Stock	3/1/2018							1,544			100,036
	MPC Performance Units	3/1/2018				31,250	250,000	500,000				207,000
	MPC Annual Cash Bonus	N/A	N/A	381,500	763,000
Hennigan	MPLX Phantom Units	3/1/2018							25,079			875,006
	MPLX Performance Units	3/1/2018				109,375	875,000	1,750,000				—
	MPC Stock Options	3/1/2018								30,225	64.79	525,008
	MPC Restricted Stock	3/1/2018							5,403			350,060
	MPC Performance Units	3/1/2018				109,375	875,000	1,750,000				724,500
	MPC Annual Cash Bonus	N/A	N/A	900,000	1,800,000
Floerke	MPLX Phantom Units	3/1/2018							7,166			250,022
	MPLX Performance Units	3/1/2018				31,250	250,000	500,000				—
	MPC Stock Options	3/1/2018								8,636	64.79	150,007
	MPC Restricted Stock	3/1/2018							1,544			100,036
	MPC Performance Units	3/1/2018				31,250	250,000	500,000				207,000
	MPC Annual Cash Bonus	N/A	N/A	367,500	735,000

Swearingen	MPLX Phantom Units	3/1/2018							7,166			250,022
	MPLX Performance Units	3/1/2018				31,250	250,000	500,000				—
	MPC Stock Options	3/1/2018								8,636	64.79	150,007
	MPC Restricted Stock	3/1/2018							1,544			100,036
	MPC Performance Units	3/1/2018				31,250	250,000	500,000				207,000
	MPC Annual Cash Bonus	N/A	N/A	275,625	551,250

(a)
The approval date for MPLX phantom unit and performance unit awards was February 28, 2018. The approval date for MPC stock options, restricted stock and performance unit awards was February 27, 2018. The approval date for Mr. Heminger’s 12/20/2018 award was December 20, 2018.

(b)
Target amounts reflect the target annual incentive opportunity. No threshold amount is disclosed as MPC’s Compensation Committee has discretion to award no annual incentive under the ACB program. Each NEO may generally earn a maximum of 200% of the target.

(c)
Target amounts reflect the number of performance units granted. Each performance unit has a target value of $1.00. The threshold for the award is the minimum possible payout of the award, which is 12.5%. The threshold is achieved when the payout percentage is 50% for one measurement period and 0% for the other three measurement periods, thus an average payout percentage of 12.5% for the performance cycle. The maximum payout for this award is 200% of target.

(d)
Amounts reflect the total grant date fair value calculated in accordance with FASB ASC Topic 718. The Black-Scholes value used for the stock options was $17.37 per share. The restricted stock value was based on the closing price of $64.79 per share of MPC common stock on the grant date. The MPC performance units have a grant date fair value of $0.83 per unit as calculated using a Monte Carlo valuation model. Assumptions used in the calculation of these amounts are included in Note 23 to MPC’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. The phantom unit value was based on the closing price of $34.89 per unit of MPLX common units on the grant date. See Item 8. Financial Statements and Supplementary Data, Note 22 for assumptions used in the calculation of these amounts. No total grant date fair value for the MPLX performance units has been determined under FASB ASC Topic 718 because the MPLX Committee sets the DCF levels for these awards at the beginning of each performance year; thus, the DCF levels for the second and third performance years have not yet been set.

(e)
This award was granted to Mr. Heminger as part of the correction of an erroneous 2018 payment of his outstanding MPLX phantom unit awards, which was fully corrected in 2018 pursuant to applicable Internal Revenue Service guidance. Mr. Heminger took no part in the decision to make the erroneous payment. The correction restored him to the same economic position that he would have been in had the payment not occurred.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2018.

		Option Awards (a)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (b) (#)	Market Value of Shares or Units of Stock That Have Not Vested (c) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (d) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (e) ($)
Heminger					MPLX	75,655	2,292,347	2,550,000	3,150,000
Beall	3/1/2016	11,368	5,684	34.63	3/1/2026
	3/1/2017	1,592	3,184	50.99	3/1/2027
	3/1/2018	—	8,636	64.79	3/1/2028
		12,960	17,504		MPLX	15,798	478,679	590,000	760,000
					MPC	2,808	165,700	318,000	436,943
Hennigan	3/1/2018	—	30,225	64.79	3/1/2028
		—	30,225		MPLX	126,326	3,827,678	875,000	875,000
					MPC	21,725	1,281,992	875,000	1,166,638
Floerke	3/1/2017	1,498	2,997	50.99	3/1/2027
	3/1/2018	—	8,636	64.79	3/1/2028
		1,498	11,633		MPLX	49,254	1,492,396	570,000	730,000
					MPC	1,963	115,837	314,000	430,848
Swearingen	3/1/2017	4,681	9,364	50.99	3/1/2027
	3/1/2018	—	8,636	64.79	3/1/2028
		4,681	18,000		MPLX	12,807	388,052	500,000	625,000
					MPC	2,852	168,297	450,000	638,085

(a)
MPC stock options have a maximum term for exercise of ten years from the grant date. They generally become exercisable in one-third increments on the first, second and third anniversaries of the grant date.

(b)    Amounts reflect the number of unvested MPLX phantom units and shares of MPC restricted stock held on December 31, 2018. Phantom units and restricted stock generally vest in one-third increments on the first, second and third anniversaries of the grant date. MPC restricted stock and MPLX phantom unit awards to our NEOs generally provide for full vesting upon termination of employment due to “Mandatory Retirement,” which refers to MPC’s general policy that officers retire on the first day of the month after they attain age 65.  Mr. Heminger became eligible for Mandatory Retirement on October 1, 2018. Under applicable tax rules, this eligibility for Mandatory Retirement caused him to “vest” in his phantom unit awards for payroll tax purposes, notwithstanding that he continues to be employed, because on and after such dates no substantial risk of forfeiture applies to these awards. While these awards continue to be reflected in this table, the portion used to pay the associated taxes has been excluded from this table, and is instead included in the “Option Exercises and Stock Vested in 2018” table below.

	MPLX LP Phantom Units			MPC Restricted Stock
Name	Grant Date	Number of Unvested Units	Vesting Dates	Grant Date	Number of Unvested Shares	Vesting Dates
Heminger	3/1/2016	13,266	3/1/2019
	3/1/2017	20,197	3/1/2019, 3/1/2020
	3/1/2018	37,139	3/1/2019, 3/1/2020, 3/1/2020
	12/20/2018	5,053	3/1/2019, 3/1/2020, 3/1/2020
		75,655
Beall	3/1/2016	2,670	3/1/2019	3/1/2016	819	3/1/2019
	3/1/2017	5,962	3/1/2019, 3/1/2020	3/1/2017	445	3/1/2019, 3/1/2020
	3/1/2018	7,166	3/1/2019, 3/1/2020, 3/1/2020	3/1/2018	1,544	3/1/2019, 3/1/2020, 3/1/2020
		15,798			2,808
Hennigan	7/1/2017	31,153	7/1/2019, 7/1/2020	7/1/2017	5,022	7/1/2019, 7/1/2020
	7/1/2017	70,094	7/1/2020	7/1/2017	11,300	7/1/2020
	3/1/2018	25,079	3/1/2019, 3/1/2020, 3/1/2020	3/1/2018	5,403	3/1/2019, 3/1/2020, 3/1/2020
		126,326			21,725
Floerke	12/18/2015	36,476	Upon termination without cause
	3/1/2017	5,612	3/1/2019, 3/1/2020	3/1/2017	419	3/1/2019, 3/1/2020
	3/1/2018	7,166	3/1/2019, 3/1/2020, 3/1/2020	3/1/2018	1,544	3/1/2019, 3/1/2020, 3/1/2020
		49,254			1,963
Swearingen	3/1/2016	1,257	3/1/2019
	3/1/2017	4,384	3/1/2019, 3/1/2020	3/1/2017	1,308	3/1/2019, 3/1/2020
	3/1/2018	7,166	3/1/2019, 3/1/2020, 3/1/2020	3/1/2018	1,544	3/1/2019, 3/1/2020, 3/1/2020
		12,807			2,852

(c)
Amounts reflect the aggregate value of all unvested MPLX LP phantom units and MPC restricted stock held on December 31, 2018, using the MPLX closing unit price of $30.30 and the MPC closing stock price of $59.01 on that date.

(d)
Amounts reflect the number of unvested MPC and MPLX performance units held on December 31, 2018. The MPLX performance unit grants awarded in 2017 and 2018 have a 36-month performance cycle and are designed to settle 25% in MPLX common units and 75% in cash. Each performance unit is dollar denominated with a target value of $1.00. Payout may vary from $0.00 to $2.00 per unit and will be determined (i) 50% based on MPLX’s TUR as compared to the applicable peer group, which for 2017 and 2018 were: Andeavor Logistics LP, Buckeye Partners, L.P., Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P., Enterprise Products Partners L.P., Magellan Midstream Partners, L.P., Phillips 66 Partners LP, Plains All American Pipeline, L.P., Valero Energy Partners LP, Western Gas Partners, LP and Williams Partners L.P., (due to industry consolidations, Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P. and Williams Partners L.P. were removed from the group effective January 1, 2018) and (ii) 50% based on a DCF-per-MPLX-common-unit metric which measures the growth of MPLX’s full-year DCF over the three-year performance cycle.

The MPC performance unit grants awarded in 2017 and 2018 have a 36-month performance cycle and are designed to settle 25% in MPC common stock and 75% in cash. Each performance unit is dollar denominated with a target value of $1.00. Payout may vary from $0.00 to $2.00 per unit and is tied to MPC’s TSR as compared to the applicable peer group, which for performance units granted in 2017 and 2018 was: Andeavor, Chevron Corporation, HollyFrontier Corporation, PBF Energy, Phillips 66, Valero Energy Corporation and the S&P 500 Energy Index (due to MPC’s acquisition of Andeavor, it was removed from the group effective January 1, 2018).

Name	MPLX Performance Units			MPC Performance Units
	Grant Date	Number of Unvested Units	Performance Period Ending Date	Grant Date	Number of Unvested Units	Performance Period Ending Date
Heminger	3/1/2017	1,200,000	12/31/2019
	3/1/2018	1,350,000	12/31/2020
		2,550,000
Beall	3/1/2017	340,000	12/31/2019	3/1/2017	68,000	12/31/2019
	3/1/2018	250,000	12/31/2020	3/1/2018	250,000	12/31/2020
		590,000			318,000
Hennigan	3/1/2018	875,000	12/31/2020	3/1/2018	875,000	12/31/2020
		875,000			875,000
Floerke	3/1/2017	320,000	12/31/2019	3/1/2017	64,000	12/31/2019
	3/1/2018	250,000	12/31/2020	3/1/2018	250,000	12/31/2020
		570,000			314,000
Swearingen	3/1/2017	250,000	12/31/2019	3/1/2017	200,000	12/31/2019
	3/1/2018	250,000	12/31/2020	3/1/2018	250,000	12/31/2020
		500,000			450,000

(e)
Amounts for MPC reflect the aggregate value of all performance units held on December 31, 2018, assuming a payout of $1.5238 per unit for the March 1, 2017 award and $1.3333 per unit for the March 1, 2018 award, which is the next higher performance achievement that exceeds the performance for these grants’ performance period that ended December 31, 2018. Amounts shown for MPLX reflect the aggregate value of all performance units held on December 31, 2018, assuming a payout of $1.5000 per unit for the March 1, 2017 award and $1.0000 per unit for the March 1, 2018 award, which is the next higher performance achievement that exceeds the performance for these grants’ performance period that ended December 31, 2018.

OPTION EXERCISES AND UNITS VESTED IN 2018

The following table provides information regarding MPLX phantom units and MPC restricted stock that vested in 2018.

		Stock Awards
Name		Number of Units/Shares Acquired on Vesting (a) (#)	Value Realized on Vesting (b) ($)
Heminger	MPLX	31,969	1,097,278
Beall	MPLX	5,996	207,821
	MPC	1,932	125,310
Hennigan	MPLX	15,576	528,961
	MPC	2,511	175,268
Floerke	MPLX	11,630	383,857
	MPC	20,070	1,197,470
Swearingen	MPLX	3,693	127,999
	MPC	3,086	200,158

(a)	As discussed in footnote (b) to the “Outstanding Equity at 2018 Fiscal Year-End” table, during 2018, certain awards held by
Mr. Heminger vested for income tax and payroll tax (e.g., FICA taxes) purposes due to his retirement eligibility under the applicable plans and agreements. Amounts in this column for Mr. Heminger include 3,167 MPLX phantom units used to pay the associated taxes.

(b)	Amounts reflect the actual pre-tax gain realized upon vesting of MPLX phantom units and MPC restricted stock, which is the fair market value of the units or stock on the vesting date.

POST-EMPLOYMENT BENEFITS FOR 2018

Pension Benefits

MPC provides tax-qualified retirement benefits to its employees, including our NEOs, under the Marathon Petroleum Retirement Plan. In addition, MPC sponsors the Marathon Petroleum Excess Benefit Plan for the benefit of a select group of management or highly compensated employees.

2018 Pension Benefits Table

The following table reflects the actuarial present value of accumulated benefits payable to our NEOs under the Marathon Petroleum Retirement Plan and the defined benefit portion of the Marathon Petroleum Excess Benefit Plan as of December 31, 2018. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years of Credited Service (a)	Present Value of Accumulated Benefit (b) ($)	Payments During Last Fiscal Year ($)
Beall	Marathon Petroleum Retirement Plan	16.67 years	835,035	—
	Marathon Petroleum Excess Benefit Plan	16.67 years	1,654,435	—
Hennigan	Marathon Petroleum Retirement Plan	1.58 years	48,425	—
	Marathon Petroleum Excess Benefit Plan	1.58 years	230,263	—
Floerke	Marathon Petroleum Retirement Plan	3.0 years	69,532	—
	Marathon Petroleum Excess Benefit Plan	3.0 years	165,218	—
Swearingen (c)	Marathon Petroleum Retirement Plan	37.58 years	1,388,855	—
	Marathon Petroleum Excess Benefit Plan	37.58 years	2,283,521	—

(a)
Represents the number of years the NEO has participated in the plan. However, plan participation service used for the purpose of calculating each participant’s benefit under the Marathon Petroleum Retirement Plan legacy final average pay formula was frozen as of December 31, 2009.

(b)
The present value of accumulated benefit for the Marathon Petroleum Retirement Plan was calculated assuming a discount rate of 4.20%, the RP2000 mortality table for lump sums, a 96% lump sum election rate and retirement at age 62 (or current age, if later). In accordance with the Marathon Petroleum Retirement Plan provisions and actuarial assumptions, the discount rate for lump sum calculations varied between 0.75% to 1.50% based on anticipated year of retirement.

(c)	Dollar values for Mr. Swearingen reflect the portion of his compensation that was allocated to us for 2018 (75%).

Marathon Petroleum Retirement Plan

In general, our NEOs are immediately eligible to participate in the Marathon Petroleum Retirement Plan, which is a tax-qualified defined benefit retirement plan that is primarily designed to provide participants with income after retirement. Prior to January 1, 2010, the monthly benefit under the Marathon Petroleum Retirement Plan was equal to the following formula:

[	1.6%	×	Monthly Final Average Pay	×	Years of Participation	]	—	[	1.33%	×	Monthly Estimated Primary Social Security Benefit (calculated as of December 31, 2012)	×	Years of Participation	]
We refer to this formula as the Marathon legacy benefit formula. Effective January 1, 2010, the Marathon legacy benefit formula was amended to (i) cease future accruals of additional years of participation, and (ii) as applied to eligible NEOs, cease further compensation updates. No more than 37.5 years of participation may be recognized under the Marathon legacy benefit formula. Eligible earnings under the Marathon Petroleum Retirement Plan include, but are not limited to, pay for hours worked, pay for allowed hours, military leave allowance, commissions, 401(k) contributions to the Marathon Petroleum Thrift Plan and incentive compensation bonuses. Age continues to be updated under the Marathon legacy benefit formula.

Benefit accruals for years beginning in 2010 are determined under a cash balance formula. Under the cash balance formula, each year plan participants receive pay credits equal to a percentage of compensation based on their plan points. Plan points equal the sum of a participant’s age and cash balance service:

•	Participants with less than 50 points receive a 7% pay credit;

•	Participants with at least 50 but less than 70 points receive a 9% pay credit; and

•	Participants with 70 or more points receive an 11% pay credit.

Participants in the Marathon Petroleum Retirement Plan become fully vested upon the completion of three years of vesting service. Normal retirement age for both the Marathon legacy benefit and cash balance formulas is 65. However, retirement-eligible participants are able to retire and receive an unreduced benefit under the Marathon legacy benefit formula after reaching age 62.

The forms of benefit available under the Marathon Petroleum Retirement Plan include various annuity options and a lump sum distribution option. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If an employee retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the Marathon legacy benefit formula is reduced as follows:

Age at Retirement	62	61	60	59	58	57	56	55	54	53	52	51	50
Early Retirement Factor	100%	97%	94%	91%	87%	83%	79%	75%	71%	67%	63%	59%	55%

There are no early retirement subsidies under the cash balance formula. Of our NEOs providing a majority of their services to our business, only Ms. Beall and Mr. Swearingen have accrued a benefit under the Marathon legacy benefit formula. Ms. Beall and Mr. Swearingen are currently eligible for early retirement benefits under the Marathon legacy benefit formula.

Under the cash balance formula, plan participants receive pay credits based on age and cash balance service. For 2018,
Ms. Beall and Mr. Swearingen received pay credits equal to 11% of compensation, which is the highest level of pay credit available under the plan. Messrs. Hennigan and Floerke received pay credits equal to 9% of compensation.

Marathon Petroleum Excess Benefit Plan (Defined Benefit Portion)

The Marathon Petroleum Excess Benefit Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. This Plan generally provides benefits that participants, including our NEOs, would have otherwise received under the tax-qualified Marathon Petroleum Retirement Plan were it not for Internal Revenue Code limitations. For our NEOs, eligible earnings under this Plan include the items listed above, excluding bonuses, for the Marathon Petroleum Retirement Plan, as well as deferred compensation contributions, for the highest consecutive 36-month period over the 10-year period up to December 31, 2012. This Plan also provides an enhancement for executive officers using the three highest bonuses earned over the 10-year period up to December 31, 2012, instead of the consecutive bonus formula in place for non-officers. MPC believes this enhancement is appropriate in light of the greater volatility of executive officer bonuses. As Messrs. Hennigan and Floerke have not accrued a benefit under the Marathon legacy benefit formula, they are not eligible for this enhancement.

Marathon Petroleum Thrift Plan

The Marathon Petroleum Thrift Plan is a tax-qualified, defined contribution retirement plan. In general, all of MPC’s employees, including our NEOs, are immediately eligible to participate in the Thrift Plan. The purpose of the Thrift Plan is to assist employees in maintaining a steady program of savings to supplement their retirement income and to meet other financial needs.

The Thrift Plan allows eligible employees, such as our NEOs, to make elective deferral contributions to their plan on a pre-tax or after-tax “Roth” basis from 1% to a maximum of 75% of their Plan-considered gross pay, with such gross pay limited to the applicable Internal Revenue Code annual compensation limit ($275,000 for 2018).  Employer matching contributions are made on such elective deferrals at a rate of 117% up to a maximum of 6% of an employee’s plan-considered gross pay. All employee elective deferrals and all employer matching contributions made are fully vested.

NONQUALIFIED DEFERRED COMPENSATION

The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($) (a)	MPC Contributions in Last Fiscal Year ($) (b)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($) (c)	Aggregate Balance at Last Fiscal Year-End ($) (c)
Heminger	MPLX LP 2012 Incentive Compensation Plan (d)	—	3,003,635	—	108,919	2,529,330
Beall	Marathon Petroleum Excess Benefit Plan	—	—	3,395	—	139,328
	Marathon Petroleum Deferred Compensation Plan	—	65,583	(28,037)	—	938,751
Hennigan	Marathon Petroleum Deferred Compensation Plan	334,231	98,010	(77,818)	—	748,415
Floerke	Marathon Petroleum Deferred Compensation Plan	—	58,151	(13,536)	—	136,103
Swearingen (e)	Marathon Petroleum Excess Benefit Plan	—	—	3,369	—	138,248
	Marathon Petroleum Deferred Compensation Plan	—	43,361	(14,807)	—	254,510

(a)	Amounts shown are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2018 Summary Compensation Table.”

(b)	Amounts shown are also included in the “All Other Compensation” column of the “2018 Summary Compensation Table.”

(c)	As discussed in footnote (b) to the “Outstanding Equity Awards at 2018 Fiscal Year-End” table, during 2018, certain awards held by
Mr. Heminger vested for income tax and payroll tax (e.g., FICA taxes) purposes due to his retirement eligibility under the applicable plans and agreements. 3,167 MPLX phantom units were withheld for such taxes as of December 20, 2018. Using the average of the high and low MPLX common unit prices on that date ($31.26), the taxes totaled $99,000. As of December 31, 2018, Mr. Heminger had 75,655 vested, but as yet unpaid, MPLX phantom units.

(d)
Amounts represent the value of Mr. Heminger’s MPLX phantom units and accrued distribution equivalents. The Company Contributions amount is calculated using the average of the high and low MPLX common unit prices on his October 1, 2018 ($35.24) and December 20, 2018 ($31.26) vesting dates. The Aggregate Balance amount is calculated using the December 31, 2018 closing price of MPLX common units ($30.30).

(e)	Amounts for Mr. Swearingen reflect the portion of his compensation that was allocated to us for 2018 (75%).
Marathon Petroleum Excess Benefit Plan (Defined Contribution Portion)

Certain highly compensated non-officer employees and, prior to January 1, 2006, executive officers who elected not to participate in the Marathon Petroleum Deferred Compensation Plan (described below), are eligible to receive defined contribution accruals under the Marathon Petroleum Excess Benefit Plan. The defined contribution formula in the Marathon Petroleum Excess Benefit Plan allows eligible employees to receive employer matching contributions equal to the amount they would have otherwise received under the tax-qualified Marathon Petroleum Thrift Plan were it not for Internal Revenue Code limitations.

Defined contribution accruals in the Marathon Petroleum Excess Benefit Plan are credited with interest equal to that paid in the “Marathon Stable Value Fund” investment option of the Marathon Petroleum Thrift Plan. The annual rate of return on this investment option for the year ended December 31, 2018, was 2.49%. All distributions from the plan are paid in the form of a lump sum following the participant’s separation from service.

Our NEOs no longer participate in the defined contribution formula of the Marathon Petroleum Excess Benefit Plan; all nonqualified employer matching contributions for our NEOs now accrue under the Marathon Petroleum Deferred Compensation Plan.

Marathon Petroleum Amended and Restated Deferred Compensation Plan

The Marathon Petroleum Amended and Restated Deferred Compensation Plan (referenced in the “Non-Qualified Deferred Compensation” table above as the “Marathon Petroleum Deferred Compensation Plan”) is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. The Plan provides participants, including our NEOs, the opportunity to supplement their retirement savings by deferring up to 20% of their salary and bonus each year in a tax-advantaged manner.  Participant deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable. Participants are fully vested in their deferrals under the Plan. The Plan credits a matching contribution on a participant’s deferrals equal to the match percentage under the Marathon Petroleum Thrift Plan, which is currently 117% of deferrals. The Plan also credits an amount to a participant equal to the employer matching contributions the participant would have otherwise received under the Marathon Petroleum Thrift Plan were it not for Internal Revenue Code limitations or any compensation limit imposed on deferrals under the Thrift Plan. Participants are fully vested in these matching contributions under the Plan. Plan participants may make notional investments of their notional Plan accounts from among certain of the investment options offered to participants under the Marathon Petroleum Thrift Plan, and participants’ notional Plan accounts are credited with notional earnings and losses based on the result of those investment elections. Plan participants generally receive payment of their Plan benefits in a lump sum following separation from service.

Section 409A Compliance
All of MPC’s nonqualified deferred compensation plans in which our NEOs participate are intended to comply with, or be exempt from, Section 409A of the Internal Revenue Code. As a result, distribution of amounts subject to Section 409A may be delayed for six months following retirement or other separation from service where the participant is considered a “specified employee” for purposes of Section 409A. All of our NEOs are “specified employees” for purposes of Section 409A.
POTENTIAL PAYMENTS UPON A TERMINATION OR CHANGE IN CONTROL

The following table provides information regarding the amount of compensation payable to each of our NEOs under the specified termination scenarios, assuming that the applicable termination event occurred on December 31, 2018, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name	Scenario	Severance (a) ($)	Additional Pension Benefits (b) ($)	Accelerated Options (c) ($)	Accelerated Restricted Stock (d) ($)	Accelerated Performance Units (e) ($)	Other Benefits (f) ($)	Total ($)
Heminger	Retirement (g)	—	—	—	2,292,347	2,550,000	—	4,842,347
	Resignation (g)	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	—	—	—	—	—	—	—
	Death	—	—	—	2,292,347	2,550,000	—	4,842,347
Beall	Retirement (g)	—	—	164,112	—	—	—	164,112
	Resignation (g)	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,200,806	2,394,185	164,112	644,379	908,000	46,085	7,357,567
	Death	—	—	164,112	644,379	908,000	—	1,716,491
Hennigan	Retirement (g)	—	—	—	—	—	—	—
	Resignation (g)	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	5,100,000	—	—	5,109,670	1,750,000	54,950	12,014,620
	Death	—	—	—	5,109,670	1,750,000	—	6,859,670

Floerke	Retirement (g)	—	—	—	—	—	—	—
	Resignation (g)	—	—	—	1,105,223	—	—	1,105,223
	Involuntary Termination without Cause or with Good Reason	—	—	—	1,105,223	—	—	1,105,223
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,375,000	—	24,036	1,608,233	884,000	51,332	5,942,601
	Death	—	—	24,036	1,608,233	884,000	—	2,516,269
Swearingen	Retirement (g)	—	—	75,099	—	—	—	75,099
	Resignation (g)	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,375,000	6,834,165	75,099	556,349	950,000	45,890	11,836,503
	Death	—	—	75,099	556,349	950,000	—	1,581,448

(a)
Under the MPLX LP Executive Change in Control Severance Benefits Plan, as further described below, cash severance will only be paid upon a change in control if the NEO experiences a Qualified Termination. If the Qualified Termination occurs within three years prior to the date the officer reaches age 65, the NEO’s benefit will be limited to a pro rata portion of the benefit. The NEO’s benefit is calculated using a fraction equal to the number of full and partial months existing between the Qualifying Termination and the 65th birthday divided by 36 months. As Mr. Heminger attained age 65 in September 2018, his cash severance benefits have been reduced to zero.

Ms. Beall’s benefit has been reduced as she is within three years of reaching age 65.

(b)
Pension benefits for our NEOs are reflected in the “2018 Pension Benefits Table” above. Amounts in this column represent additional pension benefits attributable solely to the final average pay formula in the Executive Change in Control Severance Benefits Plan. The incremental retirement benefits included in these amounts were calculated using the following assumptions: individual life expectancies using the RP2000 Combined Healthy Table weighted 75% male and 25% female; a discount rate of 1.00% for NEOs who are retirement eligible (taking into account the additional three years of age and service credit) and 1.00% for our NEOs who are not retirement eligible; the current lump-sum interest rate for the relevant plans; and a lump-sum form of benefit. Health and welfare plans reflect the incremental cost of coverage under the policy using the assumptions used for financial reporting purposes under generally accepted accounting principles in the U.S. Only Mr. Swearingen and Ms. Beall are eligible for this enhanced benefit.

(c)
Vesting of stock options is accelerated upon retirement or a change in control with a Qualified Termination. Amounts shown reflect the value that would be realized if accelerated stock options were exercised on December 31, 2018, taking into account the spread (if any) between the options’ exercise prices and the closing price of MPC common stock on December 31, 2018 ($59.01).

(d)
Vesting of restricted stock is accelerated upon a change in control with a Qualified Termination. Amounts shown reflect the value that would be realized if MPC restricted stock and MPLX phantom unit awards vested on December 31, 2018, taking into account the closing price of MPC common stock ($59.01) and MPLX LP common units ($30.30) on December 31, 2018. In the event of

Mr. Floerke’s termination of employment for any reason other than for cause, the unvested MPLX phantom units he received as part of his retention award in 2015 will vest and become payable.

(e)
In the event of a change in control and a Qualified Termination, unvested performance units will vest and be paid out based on actual performance for the period from the grant date to the change in control date, and target performance for the period from the change in control date to the end of the performance cycle. Amounts shown reflect the MPC and MPLX performance unit target vesting amounts that would be payable in the event of a change in control with each performance unit having a target value of $1.00.

(f)
Includes 36 months of continued health, dental and life insurance coverage. In the event of death, life insurance would be paid out to the estates of certain of our NEOs in the following amounts: Ms. Beall, $1.05 million; Mr. Hennigan, $1.6 million; Mr. Floerke, $0.9 million; Mr. Swearingen, $1 million.

(g)
Messrs. Heminger and Swearingen and Ms. Beall are currently eligible to retire under MPC’s retirement plan; thus, amounts shown for them reflect retirement rather than resignation. Messrs. Hennigan and Floerke were not eligible to retire as of December 31, 2018; thus, amounts shown for them reflect the compensation they would receive upon their voluntary resignation.

Change in Control Plans

Our NEOs participate in two change-in-control severance plans: the Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan (“MPC CIC Plan”) and the MPLX LP Executive Change in Control Severance Benefits Plan (“MPLX CIC Plan”). While our NEOs participate in both plans, they are not entitled to receive benefits under both plans as a result of the same change-in-control event; rather, in the event of a change in control under both plans, our NEOs would receive the greater of the benefits provided by the plans. The plans are designed to pay benefits only upon a change in control and a Qualified Termination. A Qualified Termination generally occurs when an NEO separates from service from our affiliates or us in connection with, or within two years after, a change in control unless such separation is:

•	due to death or disability;

•	for cause;

•
voluntary, unless the NEO has good reason (defined as a reduction in the NEO’s roles, responsibilities, pay or benefits, or the NEO being required to relocate more than 50 miles from his or her current location); or

•	on or after the date the NEO attains age 65.
MPC CIC Plan
Upon a change in control of MPC and a Qualified Termination, each NEO is eligible to receive:

•	a cash payment of up to three times the sum of the NEO’s current annualized base salary plus three times the highest bonus paid in the three years before the termination or change in control;

•	life and health insurance benefits for up to 36 months after termination at the lesser of the current cost or the active employee cost;

•	an additional three years of service credit and three years of age credit for purposes of retiree health and life insurance benefits;

•
a cash payment equal to the actuarial equivalent of the difference between amounts receivable by the NEO under the final average pay formula in our pension plans and those that would be payable if: (i) the NEO had an additional three years of participation service credit; (ii) the NEO’s final average pay were the higher of the NEO’s salary at the time of the change in control event or Qualified Termination plus the NEO’s highest annual bonus from the preceding three years (for purposes of determining early retirement commencement factors, the NEO is credited with three additional years of vesting service and three additional years of age);

•
a cash payment equal to the difference between amounts receivable under our tax-qualified and nonqualified defined contribution type retirement and deferred compensation plans and amounts that would have been received if the NEO’s defined contribution plan account had been fully vested; and

•	accelerated vesting of all outstanding MPC LTI awards.
MPLX CIC Plan
Upon a change in control of MPLX and a Qualified Termination, each NEO is eligible to receive:

•	a cash payment of up to three times the sum of the NEO’s current annualized base salary plus three times the highest bonus paid in the three years before the termination or change in control;

•	life and health insurance benefits for up to 36 months after termination at the active employee cost;

•	an additional three years of service credit and three years of age credit for purposes of retiree health and life insurance benefits;

•
a cash payment equal to the actuarial equivalent of the difference between amounts receivable by the NEO under the final average pay formula in our pension plans and those that would be payable if: (i) the NEO had an additional three years of participation service credit; (ii) the NEO’s final average pay were the higher of the NEO’s salary at the time of the change-in-control event or Qualified Termination plus the NEO’s highest annual bonus from the preceding three years (for purposes of determining early retirement commencement factors, the NEO is credited with three additional years of vesting service and three additional years of age); and (iii) the NEO’s pension had been fully vested; and

•
a cash payment equal to the difference between amounts receivable under our tax-qualified and nonqualified defined contribution type retirement and deferred compensation plans and amounts that would have been received if the NEO’s defined contribution plan account had been fully vested.

NEOs who receive an offer for comparable employment from an acquirer or successor entity in the change in control will not be eligible to receive benefits under the MPLX CIC Plan.

The MPLX CIC Plan also provides that NEOs who incur a Qualified Termination in connection with a change in control of MPLX or who separate from service with MPLX as a result of the change-in-control transaction (i.e., where the NEO remains employed with MPC but no longer provides services to MPLX) will become fully vested in all outstanding MPLX LTI awards. Performance units will vest and be paid out based on actual performance for the period from the grant date to the change in control date, and target performance for the period from the change in control date to the end of the performance cycle. In addition, if an NEO incurs a Qualified Termination, the NEO will become fully vested in all outstanding MPC LTI awards, provided that performance-based awards remain subject to the attainment of the applicable performance goals at the end of the performance cycle.
Retirement
MPC’s employees, including our NEOs, are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2018, Messrs. Heminger and Swearingen and Ms. Beall were retirement eligible. If an NEO retires on or after July 1 of the performance year, eligibility for a bonus under MPC’s ACB program is at the discretion of MPC’s Compensation Committee. Upon retirement, our NEOs are entitled to receive their vested benefits that have accrued under MPC’s employee and executive benefit programs. For more information about these retirement and deferred compensation programs, see “Pension Benefits” and “Nonqualified Deferred Compensation.”
In addition, upon retirement, unvested MPC stock options held by our NEOs become exercisable according to the grant terms. Unvested MPC restricted stock awards and MPLX phantom units are forfeited upon retirement (except in the case of a mandatory retirement at age 65, at which time they vest in full). For performance units, if an NEO has worked more than nine months of the performance cycle, awards may be vested on a prorated basis at the discretion of the MPLX Committee (the MPC Compensation Committee, in the case of MPC performance units). If an NEO retires under MPC’s mandatory retirement policy, outstanding performance units will fully vest; however, payout will occur at the end of the full 36-month performance cycle based on the certified results of the performance cycle.
Other Termination
Neither MPC nor we generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated without cause, or who terminates his employment with good reason, is eligible for the same termination allowance plan available to all other MPC employees, which would pay a severance between eight and 62 weeks of salary based either on service or level of base salary. Such payments are at the discretion of MPC’s Compensation Committee.
Upon voluntary termination of employment by an NEO, or involuntary termination for cause, LTI awards, including vested but unexercised MPC options, generally are forfeited unless provided otherwise in the applicable award agreement. Upon involuntary termination of an NEO without cause, vested MPC options are exercisable for 90 days following the termination date.
Death or Disability
In the event of death or disability, our NEOs (or their beneficiaries) are entitled to the vested benefits they have accrued under MPC’s employee benefits programs. In the event of the death of an NEO during the ACB performance period, unless otherwise determined by MPC’s Compensation Committee, a target bonus will be paid. LTI awards immediately vest in full upon death, with performance units vesting at the target level. In the event of disability, LTI awards continue to vest as if the NEO remained employed for up to 24 months during the period of disability.
CEO PAY RATIO

We do not determine the total compensation of our chief executive officer or of any of the other personnel responsible for managing and operating our business, all of whom are employed by MPC and not by our general partner or us. Because we do not directly employ any employees and do not determine or pay total compensation to the employees of MPC who manage and operate our business, we do not have a median employee whose total compensation can be compared to the total compensation of our chief executive officer.

DIRECTOR COMPENSATION

Officers or employees of our general partner or MPC who also serve as our directors do not receive additional compensation for their service as our director. Directors who are not officers or employees of our general partner or MPC receive compensation as “non-employee directors.”

Compensation Program for Non-Employee Directors

Following is the compensation package established for our non-employee directors for 2018:

Role	Cash Retainer ($)	Deferred Phantom Unit Equity Award ($)	Lead Director Retainer ($)	Committee Chair Retainer ($)	Total ($)
Lead Director	87,500	87,500	15,000	—	190,000
Audit Committee Chair	87,500	87,500	—	15,000	190,000
Conflicts Committee Chair	87,500	87,500	—	15,000	190,000
Other Committee Chair	87,500	87,500	—	7,500	182,500
All Other Directors	87,500	87,500	—	—	175,000

Cash retainer, lead director and committee chair fees are paid in cash in equal quarterly installments at the beginning of each calendar quarter. Members of the Conflicts Committee also receive a meeting fee of $1,500 for each Conflicts Committee meeting attended in excess of six meetings per year.

Phantom unit awards are granted in equal quarterly installments at the beginning of each calendar quarter. They are not subject to any risk of forfeiture once granted and are automatically deferred until departure from the Board, at which time they are settled in common units.

Under MPC’s matching gifts program, non-employee directors may elect to have MPC match up to $10,000 of their contributions to certain tax-exempt educational institutions each year. The annual limit is applied based on the date of the director’s gift to the institution. Due to processing delays, the actual amount paid out on behalf of a director may exceed $10,000 in a given year.
We indemnify our directors for any actions associated with being a director to the fullest extent permitted under Delaware law, and reimburse them for all expenses incurred while serving as a director.

2019 Program Changes

In October 2018, following a presentation and discussion with Pay Governance, LLC, our CEO and Chairman recommended, and the Board determined, to make certain changes to the non-employee director compensation program to more closely align with market data. The following table shows the changes in compensation, effective January 1, 2019.

Compensation Component	2018 ($)	2019 ($)
Cash Retainer	87,500	90,000
Deferred Phantom Unit Equity Award	87,500	110,000
Lead Director Retainer	15,000	15,000
Audit Committee Chair Retainer	15,000	15,000
Conflicts Committee Chair Retainer	15,000	15,000
MLP Representative MPC Board Observer Retainer	—	62,500

2018 Director Compensation Table

The following table shows compensation earned by or paid to our non-employee directors during 2018.

Name	Fees Earned or Paid in Cash ($)	Unit Awards (a) ($)	All Other Compensation (b) ($)	Total ($)
Michael L. Beatty	87,500	87,500	10,000	185,000
David A. Daberko (c)	27,885	27,885	—	55,770
Christopher A. Helms	102,500	87,500	—	190,000
Garry L. Peiffer	102,500	87,500	1,000	191,000
Dan D. Sandman	102,500	87,500	10,000	200,000
Frank M. Semple (d)	103,125	87,500	—	190,625
J. Michael Stice (e)	59,856	59,856	—	119,712
John P. Surma	87,500	87,500	—	175,000

(a)
Amounts reflect the aggregate grant date fair value of phantom units, calculated in accordance FASB ASC Topic 718. Non-employee directors generally received quarterly grants of phantom units with a grant date fair value of $21,875. Mr. Daberko’s quarterly grant was prorated for the second quarter due to his retirement, resulting in a grant date fair value for that award of $6,010. Mr. Stice joined our board during the second quarter and received a prorated award of phantom units with a grant date fair value of $16,106. All phantom units are deferred until departure from the Board, and distribution equivalents in the form of additional phantom unit awards are credited to each director’s deferred account as and when distributions are paid. The aggregate number of phantom units in respect of Board service outstanding for each non-employee director as of December 31, 2018 is: Messrs. Helms, Sandman, and Surma, 14,048;

Mr. Peiffer, 11,222; Mr. Beatty, 8,352; Mr. Semple, 5,845; and Mr. Stice, 1,777.

(b)	Reflects contributions made to educational institutions under MPC’s matching gifts program.

(c)
Mr. Daberko retired from the Board effective April 25, 2018. Following his retirement, in July 2018, Mr. Daberko received a distribution of MPLX common units related to his Board service from his deferred equity account valued at $399,868, and cash in lieu of a fractional MPLX common unit in the amount of $5.

(d)
Mr. Semple was appointed as our Representative Observer to attend certain MPC Board and committee meetings, a role in which he acts as a liaison between the MPC Board and us, effective October 1, 2018; accordingly, his fees reflect the prorated retainer he received for his service during that period.

(e)	Mr. Stice was elected to the Board effective April 25, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2018:

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests(a)
Marathon Petroleum Corporation(b)	504,701,934	63.6%
539 S. Main Street
Findlay, Ohio 45840

(a)	Based on 794,158,848 common units representing limited partner interests (“MPLX LP common units”) outstanding on February 15, 2019.
(b)
The 504,701,934 MPLX LP common units are directly held by MPLX Logistics Holdings LLC, MPC Investment LLC and MPLX GP LLC. Marathon Petroleum Corporation (“MPC”) is the ultimate parent company of MPLX Logistics Holdings LLC, MPC Investment LLC and MPLX GP LLC and may be deemed to beneficially own the MPLX LP common units directly held by these entities. MPC Investment LLC owns all of the membership interests in MPLX GP LLC and MPLX Logistics Holdings LLC, and MPC owns all of the membership interests in MPC Investment LLC.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of January 31, 2019, except as otherwise noted, by each director and NEO, and by all directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of January 31, 2019, there were 794,105,445 MPLX common units outstanding (including 504,701,934 common units held by MPC and its affiliates) and 676,152,130 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership				Percent of Total Outstanding (%)
	MPLX Common Units		MPC Common Stock		MPLX	MPC
Pamela K.M. Beall	35,955	(a)	125,226	(f)	*	*
Michael L. Beatty	36,618	(b)	—		*	*
Gregory S. Floerke	77,217	(a)	20,052	(f)	*	*
Gregory J. Goff	11,953	(c)	2,035,418	(c)(f)(g)	*	*
Timothy T. Griffith	30,438	(a)	280,749	(f)	*	*
Christopher A. Helms	25,943	(b)	—		*	*
Gary R. Heminger	239,270	(d)(e)	3,065,847	(f)(h)	*	*
Michael J. Hennigan	135,396	(a)	33,502	(f)	*	*
Garry L. Peiffer	43,814	(b)(e)	63,394	(h)	*	*
Dan D. Sandman	58,943	(b)	—		*	*
Frank M. Semple	583,940	(b)(c)(e)	4,707	(i)	*	*
J. Michael Stice	4,370	(b)(e)	4,837	(i)	*	*
John P. Surma	25,300	(b)	43,410	(h)(i)	*	*
John S. Swearingen	20,284	(a)	221,792	(f)	*	*
Donald C. Templin	89,522	(a)(c)	581,422	(f)	*	*
All current Directors and Executive Officers as a group (17 individuals)	1,447,414	(a)	6,568,250	(f)	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.

(a)
Includes phantom unit awards, which may be forfeited under certain conditions, as follows: Ms. Beall, 15,798; Mr. Floerke, 49,254; Mr. Griffith, 14,923; Mr. Hennigan, 126,326; Mr. Swearingen, 12,807; Mr. Templin, 41,931; all other executive officers, 22,882.

(b)
Includes phantom unit awards, which settle in common units upon a director’s retirement from service on the Board, as follows:
Mr. Beatty, 9,248; Mr. Helms, 14,943; Mr. Peiffer, 12,117; Mr. Sandman, 14,943; Mr. Semple, 7,646; Mr. Stice, 3,670; Mr. Surma, 17,800.

(c)	Includes shares of common stock or common units, as applicable, held by or with spouse, with spouse as co-trustee, or by trust for the benefit of spouse.
(d)	Includes 75,655 phantom unit awards, which are fully vested and will settle in common units at the end of the applicable performance period.
(e)	Includes common units indirectly beneficially held in trust as follows: Mr. Heminger, 131,915; Mr. Peiffer, 31,697; Mr. Semple, 527,517; Mr. Stice, 700.
(f)
Includes all stock options exercisable within 60 days of January 31, 2019 as follows: Ms. Beall, 83,440; Mr. Floerke, 5,874; Mr. Goff, 283,329; Mr. Griffith, 233,800; Mr. Heminger, 2,498,655; Mr. Hennigan, 10,075; Mr. Swearingen, 172,834; Mr. Templin, 495,395; all other executive officers, 72,244.

(g)
Includes (i) 483,554 restricted stock units converted from previously outstanding Andeavor awards, a portion of which may be forfeited under certain conditions, (ii) 226,383 shares held by G Goff Foundation Inc., for which Mr. Goff acts as trustee with shared voting and investment power, and (iii) 38,875 shares held in trust for which Mr. Goff acts as trustee with shared voting and investment power.

(h)	Includes shares of common stock indirectly beneficially held in trust as follows: Mr. Heminger, 206,202; Mr. Peiffer, 63,394; Mr. Surma, 10,000.
(i)	Includes restricted stock unit awards, which vest upon the director’s retirement from service on the MPC Board or observer status, as follows: Mr. Semple, 4,707; Mr. Stice, 4,837; Mr. Surma, 33,410.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018, with respect to common units that may be issued under the MPLX LP 2012 Plan and the MPLX LP 2018 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	1,372,439	N/A	15,743,356
Equity compensation plans not approved by security holders	—	—	—
Total	1,372,439		15,743,356

(1)	Includes the following:

(a)	1,154,336 phantom unit awards granted pursuant to the MPLX 2012 Plan and the MPLX 2018 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2018.

(b)
218,103 units as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2018, pursuant to the MPLX 2012 Plan and the MPLX 2018 Plan based on the closing price of our common units on December 31, 2018, of $30.30 per unit. The number of units reported for this award vehicle may overstate dilution. See Item 8. Financial Statements and Supplementary Data – Note 22 for more information on performance unit awards granted under the MPLX 2012 Plan and the MPLX 2018 Plan.

(2)	There is no exercise price associated with phantom unit awards.

(3)
Reflects the common units available for issuance pursuant to the MPLX 2018 Plan. The number of units reported in this column assumes 2,393 as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2018, pursuant to the MPLX 2018 Plan based on the closing price of our common units on December 31, 2018, of $30.30 per unit. The number of units assumed for this award vehicle may understate the number of common units available for issuance pursuant to the MPLX 2018 Plan. See Item 8. Financial Statements and Supplementary Data – Note 22 for more information on performance unit awards issued pursuant to the MPLX 2018 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures with Respect to Related Person Transactions

Our Board has adopted a formal written related person transactions policy to establish procedures for the notification, review, approval, ratification and disclosure of related person transactions. This policy is available on our website at www.mplx.com under the heading “Investors” and the subheading “Corporate Governance.” Under the policy, a “related person” includes any director, nominee for director, executive officer, or a known beneficial holder of more than 5% of any class of our voting securities (other than MPC or its affiliates) or any immediate family member of a director, nominee for director, executive officer or more than 5% owner. This procedure applies to any transaction, arrangement or relationship and any series of similar transactions, arrangements or relationships in which (i) we are a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person has a direct or indirect material interest. The following transactions, arrangements or relationships, however, have the Board’s standing pre-approval:

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

•
Any transaction between any of our subsidiaries and us, on the one hand, and our general partner or any of its affiliates, on the other hand; provided, however, that such transaction is approved consistent with our Partnership Agreement.

Any related person transaction that is identified prior to its consummation will be consummated only if the Board approves it in advance. If the related person transaction is identified after it commences, it will be promptly submitted to the Board or the Chairman for ratification, amendment or rescission. If the transaction has been completed, the Board or the Chairman will evaluate the transaction to determine if rescission is appropriate.

In determining whether to approve or ratify a related person transaction, the Board or the Chairman will consider all relevant facts and circumstances, including but not limited to:

•	the benefits to us, including the business justification;

•	if the related person is a director or an immediate family member of a director, the impact on the director’s independence;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction and the terms available to unrelated third parties or to employees generally; and

•	whether the transaction is consistent with our Code of Business Conduct.

The related person transactions policy described above was adopted after the closing of the Initial Offering and, as a result, the transactions and arrangements with MPC described above that were entered into prior to the closing of the Initial Offering were not reviewed under such policy, but were approved by the Board.

Our Relationship with MPC
As of February 15, 2019, MPC owned through its affiliates 504,701,934 of our common units, representing approximately 64% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, Mr. Heminger is Chairman of the Board and Chief Executive Officer of MPC, and Messrs. Griffith, Templin and Goff serve as officers of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2018.

Acquisition and Restructuring Transactions

On February 1, 2018, pursuant to a Membership Interests Contribution Agreement entered into on November 13, 2017 by MPLX GP, MPLX, MPC Investment, and certain of their affiliates, MPC Investment contributed the membership interests in MPLX Fuels Distribution LLC and MPLX Refining Logistics LLC through a series of intercompany contributions to us for $4.1 billion in cash, 111,611,111 of our common units and 2,277,778 of our general partner units.
On February 1, 2018, pursuant to a Partnership Interests Restructuring Agreement we entered into on December 15, 2017 with MPLX GP, MPLX GP cancelled its incentive distribution rights in us and converted its 2% general partner interest in us into a non-economic general partner interest, in exchange for 275,000,000 of our common units. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction.
Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2018, we distributed approximately $1,097 million with respect to MPC’s limited partner interest and $0 million with respect to MPC’s 2% general partner interest. As of February 1, 2018, MPC’s 2% general partner interest was converted into a non-economic general partner interest.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2018 was $3 million.
Transactions and Commercial and Other Agreements with MPC

We have multiple long-term, fee-based transportation and storage services agreements, as well as a variety of operating services agreements, management services agreements, licensing agreements, employee services agreements, an omnibus agreement, a loan agreement, and an aircraft time-sharing agreement with MPC and its consolidated subsidiaries. See “Our L&S Contracts with MPC and Third Parties - Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC” in Item 1. Business, and Note 6 - Related Party

Agreements and Transactions in the Notes to Consolidated Financial Statements, for information regarding related party activities with MPC.

Director Independence

The information appearing under “Director Independence” in Item 10. Directors, Executive Officers and Corporate Governance is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Auditor Independence

Our Audit Committee has considered whether PricewaterhouseCoopers LLP is independent for purposes of providing external audit services to us and has determined that it is.

Auditor Fees

Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2018, and December 31, 2017:

(In thousands)	2018	2017
Audit	$3,617	$3,806
Audit-Related	163	469
Tax	989	1,081
All Other	6	2
Total	$4,775	$5,358

Audit fees for the years ended December 31, 2018, and December 31, 2017, were for professional services rendered for the audit of the financial statements and of internal controls over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.

Audit-Related fees for the year ended December 31, 2018 and December 31, 2017, were for professional services rendered in relation to updating accounting processes and procedures in order to comply with new accounting pronouncements.

Tax fees for the years ended December 31, 2018, and December 31, 2017, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.

All Other fees for the years ended December 31, 2018, and December 31, 2017, were for subscriptions and licenses for online accounting resources provided by PricewaterhouseCoopers LLP.

Pre-Approval of Audit Services

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

Exhibits:

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
1.1	Third Amended and Restated Distribution Agreement, dated as of March 13, 2018, by and among the Partnership, the General Partner and each of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC	8-K	1.1	3/13/2018	001-35714
2.1	Partnership Interests Purchase Agreement dated February 26, 2014, by and between MPLX Operations LLC and MPL Investment LLC	8-K	2.1	3/4/2014	001-35714
2.2	Partnership Interests Purchase and Contribution Agreement, dated December 1, 2014, by and among MPLX Operations LLC, MPLX Logistics Holdings LLC, MPLX LP and MPL Investment LLC	8-K	2.1	12/2/2014	001-35714
2.3 †	Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation	10-Q	2.1	8/3/2015	001-35714
2.4	Amendment to Agreement and Plan of Merger, dated as of November 10, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation	8-K	2.1	11/12/2015	001-35714
2.5	Amendment Number 2 to Agreement and Plan of Merger, dated as of November 16, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation	8-K	2.1	11/17/2015	001-35714
2.6	Membership Interests Contribution Agreement, dated March 14, 2016, between MPLX LP, MPLX Logistics Holdings LLC, MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/17/2016	001-35714
2.7	Membership Interests Contributions Agreement, dated March 1, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/2/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
2.8	Membership Interests and Shares Contributions Agreement, dated September 1, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	9/1/2017	001-35714
2.9	Membership Interests Contribution Agreement, dated November 13, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	11/13/2017	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018	8-K	3.1	2/2/2018	001-35714
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	First Supplemental Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	2/12/2015	001-35714
4.3	Second Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.2	12/22/2015	001-35714
4.4	Third Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.3	12/22/2015	001-35714
4.5	Fourth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.4	12/22/2015	001-35714
4.6	Fifth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.5	12/22/2015	001-35714
4.7	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
4.8	Sixth Supplemental Indenture, dated as of February 10, 2017, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/10/2017	001-35714
4.9	Seventh Supplemental Indenture, dated as of February 10, 2017, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	2/10/2017	001-35714
4.10	Eighth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/8/2018	001-35714
4.11	Ninth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	2/8/2018	001-35714
4.12	Tenth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.3	2/8/2018	001-35714
4.13	Eleventh Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.4	2/8/2018	001-35714
4.14	Twelfth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.5	2/8/2018	001-35714
4.15	Thirteenth Supplemental Indenture, dated as of November 15, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.1	11/15/2018	001-35714
4.16	Fourteenth Supplemental Indenture, dated as of November 15, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.2	11/15/2018	001-35714
10.1*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.2	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC	8-K	10.1	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.3	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.4	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500
10.5	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500
10.6	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500
10.7	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500
10.8	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714
10.9	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500
10.10	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500
10.11	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500
10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.13	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500
10.14	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714
10.15	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.16	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714
10.17	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714
10.18	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.19	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714
10.20	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714
10.21	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.22	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714
10.23*	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.24*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Equity Award Terms	10-K	10.30	2/24/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.25	First Amendment to Amended and Restated Operating Agreement, dated as of January 1, 2015, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	5/4/2015	001-35714
10.26	Operating Agreement, dated as of January 1, 2015, between Hardin Street Transportation LLC and Marathon Pipe Line LLC	10-Q	10.3	5/4/2015	001-35714
10.27	Transportation Services Agreement (Cornerstone Pipeline System and Utica Build-Out Projects), effective as of June 11, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	6/17/2015	001-35714
10.28	First Amendment to Storage Services Agreement, dated as of September 17, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	9/23/2015	001-35714
10.29	Loan Agreement, by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	8-K	10.1	12/10/2015	001-35714
10.30*	Letter Agreement, by and between Marathon Petroleum Corporation and Paula L. Rosson, dated October 6, 2015	8-K	10.4	12/10/2015	001-35714
10.31*	Retention Agreement, by and between Marathon Petroleum Company LP and Greg S. Floerke, dated September 14, 2015	10-K	10.41	2/26/2016	001-35714
10.32*	Retention Agreement, by and between Marathon Petroleum Company LP and C. Corwin Bromley, dated September 14, 2015	10-K	10.42	2/26/2016	001-35714
10.33	Employee Services Agreement, dated December 28, 2015, by and between MPLX LP and MW Logistics Services LLC	8-K	10.1	1/4/2016	001-35714
10.34*	Executive Employment Agreement effective September 5, 2007 between MarkWest Hydrocarbon, Inc. and Frank Semple	8-K	10.1	9/11/2007	001-31239
10.35+	Second Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG, L.L.C. dated December 4, 2015, between MarkWest Utica Operating Company, L.L.C. and EMG Utica, LLC	10-K	10.48	2/26/2016	001-35714
10.36	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.37	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714
10.38	Amended and Restated Management Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.3	4/6/2016	001-35714
10.39	Second Amended and Restated Employee Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Logistics Services LLC	8-K	10.4	4/6/2016	001-35714
10.40*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.9	5/1/2017	001-35714
10.41*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.7	5/2/2016	001-35714
10.42*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.8	5/1/2017	001-35714
10.43*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.9	5/2/2016	001-35714
10.44	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
10.45	Master Reorganization Agreement, dated September 1, 2016, by and among MPLX Holdings Inc., MarkWest Energy Partners, L.P., MWE GP LLC, MPLX LP, MPLX GP LLC, MPC Investment LLC, MPLX Logistics Holdings LLC and MarkWest Hydrocarbon, L.L.C.	8-K	10.1	9/6/2016	001-35714
10.46	Second Amendment to Amended and Restated Operating Agreement, dated August 1, 2016, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	10/31/2016	001-35714
10.47	First Amendment to Employee Services Agreement, dated May 10, 2016, by and between Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	10-Q	10.1	8/3/2016	001-35714
10.48	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.49	First Amendment to Amended and Restated Management Services Agreement, effective as of November 1, 2016, between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.62	2/24/2017	001-35714
10.50	First Amendment to Transportation Services Agreement, dated November 1, 2016, between Marathon Pipeline LLC and Marathon Petroleum Company LP (Texas City Products System)	10-K	10.63	2/24/2017	001-35714
10.51	Second Amended and Restated Employee Services Agreement, dated March 1, 2017, between Marathon Petroleum Logistics Services LLC, Marathon Pipe Line LLC and MPLX GP LLC	8-K	10.1	3/2/2017	001-35714
10.52	Transportation Services Agreement, dated January 1, 2015, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.2	3/2/2017	001-35714
10.53	First Amendment to Transportation Services Agreement, dated December 1, 2016, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.3	3/2/2017	001-35714
10.54	Second Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.4	3/2/2017	001-35714
10.55	Third Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.5	3/2/2017	001-35714
10.56	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.57	Third Amended and Restated Employee Services Agreement, effective December 21, 2015, between MPLX Terminals LLC and Marathon Petroleum Logistics Services LLC	8-K	10.7	3/2/2017	001-35714
10.58*	Form of MPLX LP Phantom Unit Award Agreement - Officer, Cliff Vesting	10-Q	10.1	8/3/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
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
		8-K	10.1	1/4/2018	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.66+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.67+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.68	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.69+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.70	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.71*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.72*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.8	4/30/2018	001-35714
10.73*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.9	4/30/2018	001-35714
10.74*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.10	4/30/2018	001-35714
10.75*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.11	4/30/2018	001-35714
10.76*	Form of MPLX LP Phantom Unit Award Agreement - Officer - Three Year Cliff Vesting	10-Q	10.12	4/30/2018	001-35714
10.77*	First Amendment to the Loan Agreement by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	10-Q	10.13	4/30/2018	001-35714
10.78*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy					X
10.79*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms					X
14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	2/24/2017

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

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

Date: February 28, 2019	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2019 on behalf of the registrant and in the capacities indicated.

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
Gregory James Goff

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
J. Michael Stice

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

By:	/s/ Gary R. Heminger	February 28, 2019
Gary R. Heminger Attorney-in-Fact