Form 10-Q
period 2019-03-31
MPLX LP
filed 2019-05-09
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Securities Registered pursuant to Section 12(b) of the Act
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partnership Interests	MPLX	New York Stock Exchange

MPLX LP had 794,349,225 common units outstanding at May 3, 2019.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
IDR	Incentive Distribution Right
Initial Offering	Initial public offering on October 31, 2012
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018
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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2019	2018
Revenues and other income:
Service revenue	$438	$382
Service revenue - related parties	578	471
Service revenue - product related	34	44
Rental income	94	79
Rental income - related parties	193	145
Product sales	202	207
Product sales - related parties	11	4
Income from equity method investments	70	61
Other income	—	4
Other income - related parties	26	23
Total revenues and other income	1,646	1,420
Costs and expenses:
Cost of revenues (excludes items below)	210	206
Purchased product costs	194	187
Rental cost of sales	37	29
Rental cost of sales - related parties	3	1
Purchases - related parties	212	177
Depreciation and amortization	211	176
General and administrative expenses	82	69
Other taxes	19	18
Total costs and expenses	968	863
Income from operations	678	557
Related party interest and other financial costs	1	1
Interest expense (net of amounts capitalized of $7 million and $9 million, respectively)	156	112
Other financial costs	14	17
Income before income taxes	507	427
(Benefit)/provision for income taxes	(2)	4
Net income	509	423
Less: Net income attributable to noncontrolling interests	6	2
Net income attributable to MPLX LP	503	421
Less: Preferred unit distributions	20	16
Limited partners’ interest in net income attributable to MPLX LP	$483	$405
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.61	$0.61
Common - diluted	$0.61	$0.61
Weighted average limited partner units outstanding:
Common - basic	794	661
Common - diluted	795	661

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income	$509	$423
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	1	(2)
Comprehensive income	510	421
Less comprehensive income attributable to:
Noncontrolling interests	6	2
Comprehensive income attributable to MPLX LP	$504	$419

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$93	$68
Receivables, net	365	417
Current assets - related parties	386	290
Inventories	74	77
Other current assets	34	45
Total current assets	952	897
Equity method investments	4,270	4,174
Property, plant and equipment, net	14,816	14,639
Intangibles, net	414	424
Goodwill	2,581	2,586
Right of use assets	262	—
Noncurrent assets - related parties	256	24
Other noncurrent assets	33	35
Total assets	23,584	22,779
Liabilities
Current liabilities:
Accounts payable	110	162
Accrued liabilities	189	250
Current liabilities - related parties	204	254
Accrued property, plant and equipment	249	294
Accrued interest payable	156	143
Operating lease liabilities	46	—
Other current liabilities	75	83
Total current liabilities	1,029	1,186
Long-term deferred revenue	94	80
Long-term liabilities - related parties	273	43
Long-term debt	13,832	13,392
Deferred income taxes	12	13
Long-term operating lease liabilities	216	—
Deferred credits and other liabilities	195	197
Total liabilities	15,651	14,911
Commitments and contingencies (see Note 20)
Redeemable preferred units	1,004	1,004
Equity
Common unitholders - public (290 million and 289 million units issued and outstanding)	8,326	8,336
Common unitholder - MPC (505 million and 505 million units issued and outstanding)	(1,632)	(1,612)
Accumulated other comprehensive loss	(15)	(16)
Total MPLX LP partners’ capital	6,679	6,708
Noncontrolling interests	250	156
Total equity	6,929	6,864
Total liabilities, preferred units and equity	$23,584	$22,779

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$509	$423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	13	16
Depreciation and amortization	211	176
Deferred income taxes	(2)	4
Asset retirement expenditures	—	(1)
Loss on disposal of assets	1	—
Income from equity method investments	(70)	(61)
Distributions from unconsolidated affiliates	101	68
Changes in:
Current receivables	57	(8)
Inventories	3	2
Fair value of derivatives	7	(9)
Current accounts payable and accrued liabilities	(78)	(44)
Current assets/current liabilities - related parties	(147)	(126)
Right of use assets/operating lease liabilities	3	—
Deferred revenue	14	7
All other, net	(4)	3
Net cash provided by operating activities	618	450
Investing activities:
Additions to property, plant and equipment	(457)	(455)
Acquisitions, net of cash acquired	1	—
Disposal of assets	7	2
Investments in unconsolidated affiliates	(128)	(38)
Distributions from unconsolidated affiliates - return of capital	2	—
All other, net	—	1
Net cash used in investing activities	(575)	(490)
Financing activities:
Long-term debt - borrowings	825	9,610
- repayments	(400)	(4,655)
Related party debt - borrowings	851	452
- repayments	(851)	(838)
Debt issuance costs	—	(53)
Distributions to MPC for acquisitions	—	(4,111)
Distributions to noncontrolling interests	(6)	(3)
Distributions to preferred unitholders	(20)	(16)
Distributions to unitholders and general partner	(515)	(347)
Contributions from noncontrolling interests	94	1
All other, net	(4)	(3)
Net cash (used in)/provided by financing activities	(26)	37
Net increase/(decrease) in cash, cash equivalents and restricted cash	17	(3)
Cash, cash equivalents and restricted cash at beginning of period	76	9
Cash, cash equivalents and restricted cash at end of period	$93	$6

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2017	$8,379	$2,099	$(637)	$(14)	$146	$—	$9,973
Net income (excludes amounts attributable to preferred units)	180	225	—	—	2	—	407
Allocation of MPC's net investment at acquisition	—	5,172	(4,126)	—	—	(1,046)	—
Distributions to:
MPC for acquisition	—	(936)	(3,164)	—	—	—	(4,100)
Unitholders and general partner	(176)	(171)	—	—	—	—	(347)
Noncontrolling interests	—	—	—	—	(3)	—	(3)
Contributions from:
MPC	—	—	—	—	—	1,046	1,046
Noncontrolling interests	—	—	—	—	1	—	1
Conversion of GP economic interests	—	(7,926)	7,926	—	—	—	—
Other	2	—	1	(2)	—	—	1
Balance at March 31, 2018	8,385	(1,537)	—	(16)	146	—	6,978

Balance at December 31, 2018	8,336	(1,612)	—	(16)	156	—	6,864
Net income (excludes amounts attributable to preferred units)	176	307	—	—	6	—	489
Distributions to:
Unitholders	(188)	(327)	—	—	—	—	(515)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
Noncontrolling interests	—	—	—	—	94	—	94
Other	2	—	—	1	—	—	3
Balance at March 31, 2019	$8,326	$(1,632)	$—	$(15)	$250	$—	$6,929

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. We are engaged in the transportation, storage and distribution of crude oil and refined petroleum products; the gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil and refined petroleum products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 9 for additional information regarding the operations and results of these segments.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 6.

2. Accounting Standards

Recently Adopted

ASU 2016-02, Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, electing the transition method which permits entities to adopt the provisions of the standard using the modified retrospective approach without adjusting comparative periods. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We have also elected the practical expedient to not recognize short-term leases on the balance sheet, the practical expedient related to right of way permits and land easements which allows us to carry forward our accounting treatment for those existing agreements, and the practical expedient to combine lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements and boat and barge equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.

Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all of the economic benefits and the right to direct the use of the asset during the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $505 million and $502 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. If such a modification were to occur, it may result in the de-recognition of existing assets, recognition of a receivable in the amount of the present value of fixed payments expected to be received by MPLX under the lease, and recognition of a corresponding gain or loss in the period of change. MPLX will evaluate the impacts of lease reassessments as modifications occur.

We also adopted the following standard during the first quarter of 2019, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2017-12	Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities	January 1, 2019

Not Yet Adopted
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
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an ASU related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this ASU to have a material impact on our consolidated financial statements.

3. Acquisitions

Mt. Airy Terminal

On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) from Pin Oak Holdings, LLC for total consideration of $451 million. At the time of the acquisition, the terminal included tanks with 4 million barrels of third-party leased storage capacity and a dock with 120 mbpd of capacity. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, is in close proximity to several Gulf Coast refineries including MPC’s Garyville Refinery and is near numerous rail lines and pipelines. The Mt. Airy Terminal is accounted for within the L&S segment. In the first quarter of 2019, an adjustment to the initial purchase price was made for approximately $5 million related to the final settlement of the acquisition. This reduced the total purchase price to $446 million and resulted in $336 million of property, plant and equipment, $121 million of goodwill and the remainder being attributable to net liabilities assumed.

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

Refining Logistics and Fuels Distribution Acquisition

On February 1, 2018, MPC and MPLX LP closed on an agreement for the dropdown of refining logistics assets and fuels distribution services to MPLX LP. MPC contributed these assets and services in exchange for $4.1 billion in cash and a fixed number of MPLX LP common units and general partner units of 111,611,111 and 2,277,778, respectively. The fair value of the common and general partner units issued as of the acquisition date was $4.3 billion based on the closing common unit price as of February 1, 2018, as recorded on the Consolidated Statements of Equity, for a total purchase price of $8.4 billion. The equity issued consisted of: (i) 85,610,278 common units to MPLX GP LLC (“MPLX GP”), (ii) 18,176,666 common units to MPLX Logistics Holdings LLC and (iii) 7,824,167 common units to MPLX Holdings Inc. MPLX also issued 2,277,778 general partner units to MPLX GP in order to maintain its two percent general partner interest (“GP Interest”) in MPLX. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter of 2018. Immediately following this transaction, the GP Interest was converted into a non-economic general partner interest.

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

As of the transaction date, the Refining Logistics assets included 619 tanks with approximately 56 million barrels of storage capacity (crude, finished products and intermediates), 32 rail and truck racks, 18 docks, and gasoline blenders. These assets generate revenue through storage services agreements with MPC. Refining Logistics provides certain services to MPC related to the receipt, storage, throughput, custody and delivery of petroleum products in and through certain storage and logistical facilities and assets associated with MPC’s refineries.

Fuels Distribution, which is a wholly-owned subsidiary of MPLXT, generates revenue through a fuels distribution services agreement with MPC. Fuels Distribution is structured to provide a broad range of scheduling and marketing services as MPC’s agent.

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	March 31,	March 31,	December 31,
(In millions, except ownership percentages)	2019	2019	2018

Explorer Pipeline Company	25%	$85	$90
Illinois Extension Pipeline Company, L.L.C.	35%	280	275
LOCAP LLC	59%	27	27
LOOP LLC	41%	232	226
MarEn Bakken Bakken Company LLC	25%	492	498
Centrahoma Processing LLC	40%	158	160
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	247	236
MarkWest Utica EMG, L.L.C.	56%	2,017	2,039
Sherwood Midstream LLC	50%	455	366
Sherwood Midstream Holdings LLC	56%	163	157
Other		114	100
Total		$4,270	$4,174

Summarized financial information for MPLX’s equity method investments for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$143	$340	$483
Costs and expenses	70	172	242
Income from operations	73	168	241
Net income	66	156	222
Income from equity method investments(1)	$24	$46	$70

	Three Months Ended March 31, 2018
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$106	$297	$403
Costs and expenses	62	155	217
Income from operations	44	142	186
Net income	44	129	173
Income from equity method investments(1)	$15	$46	$61

(1)	“Income from equity method investments” includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for MPLX’s equity method investments as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019
(In millions)	VIEs	Non-VIEs	Total
Current assets	$162	$327	$489
Noncurrent assets	4,438	4,693	9,131
Current liabilities	129	221	350
Noncurrent liabilities	$193	$843	$1,036

	December 31, 2018
(In millions)	VIEs	Non-VIEs	Total
Current assets	$235	$379	$614
Noncurrent assets	3,535	4,715	8,250
Current liabilities	155	246	401
Noncurrent liabilities	$189	$841	$1,030

As of March 31, 2019 and December 31, 2018, the carrying value of MPLX’s equity method investments exceeded the underlying net assets of its investees by $1.0 billion for the G&P segment. As of March 31, 2019 and December 31, 2018, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $112 million and $114 million, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $459 million and $39 million of excess related to goodwill for the G&P and L&S segments, respectively.

MarkWest Utica EMG

MarkWest Utica EMG, L.L.C.’s (“MarkWest Utica EMG”) is deemed to be a VIE. Neither MPLX nor any of its subsidiaries are deemed to be the primary beneficiary due to EMG Utica, LLC’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MarkWest Utica EMG holds an investment in its subsidiary, Ohio Gathering Company, L.L.C. (“Ohio Gathering”), which does not appear elsewhere in the tables above. The investment was $766 million and $750 million as of March 31, 2019 and December 31, 2018, respectively. MPLX did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the three months ended March 31, 2019.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of March 31, 2019, MPLX has an approximate 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.

Sherwood Midstream

Sherwood Midstream LLC (“Sherwood Midstream”) is deemed to be a VIE. Neither MPLX nor any of its subsidiaries are deemed to be the primary beneficiary of Sherwood Midstream due to Antero Midstream Partners, LP’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the three months ended March 31, 2019.

Sherwood Midstream also has an investment in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), which is a VIE, that it accounts for as an equity method investment as Sherwood Midstream does not control Ohio Fractionation. During the three months ended March 31, 2019, Sherwood Midstream acquired the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 4 fractionator; this transaction is shown as “Contributions from noncontrolling interests” on the Consolidated Statements of Cash Flows. MarkWest Liberty Midstream & Resources, L.L.C (“MarkWest Liberty Midstream”), a wholly-owned and consolidated subsidiary, has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over the decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation. The creditors of Ohio Fractionation do not have recourse to MPLX LP’s general credit through guarantees or other financial arrangements. The assets of Ohio Fractionation are the property of Ohio Fractionation and cannot be used to satisfy the obligations of MPLX LP. Sherwood Midstream’s interests are reflected in “Net income attributable to noncontrolling interests” on the Consolidated Statements of Income and “Noncontrolling interests” on the Consolidated Balance Sheets.

Sherwood Midstream Holdings

MPLX accounts for Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the three months ended March 31, 2019.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2019, MPLX has a 21.8 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

5. Related Party Agreements and Transactions

MPLX’s material related parties are:

•	MPC, which refines, markets and transports crude oil and petroleum products.

•
MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of March 31, 2019. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of March 31, 2019. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of March 31, 2019. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in the rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has a 78 percent total direct and indirect interest as of March 31, 2019. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and de-ethanization facilities.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), in which MPLX LP has a 67 percent interest as of March 31, 2019. Jefferson Dry Gas provides natural dry gas gathering and related services in the Utica Shale region of Ohio.

Related Party Agreements

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum throughput volumes on crude oil and refined products systems; fees for storage capacity; a fixed fee for substantially all available capacity for boats and barges under the marine transportation services agreement; operating and management fees; as well as reimbursements for certain direct and indirect costs. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services agreements as well as other various agreements.

MPLX is also party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC Investment makes a loan or loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on December 4, 2020. MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to December 4, 2020. Borrowings under the loan will bear interest at LIBOR plus 1.50 percent. Activity on the MPC Loan Agreement was as follows:

(In millions)	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Borrowings	$851	$3,962
Average interest rate of borrowings	3.988%	3.473%
Repayments	$851	$4,347
Outstanding balance at end of period(1)	$—	$—
(1) Included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

Related Party Revenue

Related party sales to MPC consist of crude oil and refined products pipeline transportation services based on tariff rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments.

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Service revenues - related parties
MPC	$578	$471
Rental income - related parties
MPC	193	145
Product sales - related parties(1)
MPC	11	4
Other income - related parties
MPC	10	10
MarkWest Utica EMG	4	4
Ohio Gathering	4	4
Sherwood Midstream	4	3
Jefferson Dry Gas	2	1
Other	2	1
Total Other income - related parties	$26	$23

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2019 and March 31, 2018, these sales totaled $86 million and $79 million, respectively.

Related Party Expenses

MPC provides executive management services and certain general and administrative services to MPLX under the terms of an omnibus agreement (“Omnibus charges”). Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX LP also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Rental cost of sales - related parties	$3	$1
Purchases - related parties	212	177
General and administrative expenses	50	39
Total	$265	$217

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three months ended March 31, 2019 and March 31, 2018, these charges totaled $41 million and $22 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 19 for additional information) and deferred revenue on minimum volume commitments. During the three months ended March 31, 2019 and the year ended December 31, 2018, MPC did not ship its minimum committed volumes on certain pipelines. Under MPLX’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay MPLX a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as “Current liabilities - related parties.” MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment in future periods under the terms of the applicable transportation services agreement. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, when it becomes impossible to physically transport volumes necessary to utilize the credits or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements.

(In millions)	March 31, 2019	December 31, 2018
Current assets - related parties
Receivables - MPC	$372	$281
Receivables - Other	7	8
Prepaid - MPC	7	1
Total	386	290
Noncurrent assets - related parties
Long-term receivables - MPC	24	24
Right of use assets - MPC	232	—
Total	256	24
Current liabilities - related parties
Payables - MPC	119	131
Payables - MarkWest Utica EMG	16	51
Payables - Sherwood Midstream	18	16
Payables - Other	5	5
Operating lease liabilities - MPC	1	—
Deferred revenue - Minimum volume deficiencies - MPC	38	44
Deferred revenue - Project reimbursements - MPC	7	7
Total	204	254
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	231	—
Long-term deferred revenue - Project reimbursements - MPC	42	43
Total	$273	$43

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to and purchases from related parties for the three months ended March 31, 2019 and 2018 were less than $1 million, respectively.

6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common limited partner units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. The classes of participating securities include common units, certain equity-based compensation awards and Series A Convertible preferred units.

For the three months ended March 31, 2019 and 2018, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2019 and 2018 were less than 1 million.

	Three Months Ended March 31,
(In millions)	2019	2018
Net income attributable to MPLX LP	$503	$421
Less: Limited partners’ distributions declared on preferred units(1)	20	16
Limited partners’ distributions declared on common units (including common units of general partner)(1)	523	467
Undistributed net loss attributable to MPLX LP	$(40)	$(62)

(1)	See Note 7 for distribution information.

	Three Months Ended March 31, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$523	$20	$543
Undistributed net loss attributable to MPLX LP	(40)	—	(40)
Net income attributable to MPLX LP(1)	$483	$20	$503
Weighted average units outstanding:
Basic	794	31	825
Diluted	795	31	826
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

	Three Months Ended March 31, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Redeemable Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared (including IDRs)	$467	$16	$483
Undistributed net loss attributable to MPLX LP	(62)	—	(62)
Net income attributable to MPLX LP(1)	$405	$16	$421
Weighted average units outstanding:
Basic	661	31	692
Diluted	661	31	692
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

7. Equity

The changes in the number of common units outstanding during the three months ended March 31, 2019 are summarized below:

(In units)	Common
Balance at December 31, 2018	794,089,518
Unit-based compensation awards	148,379
Balance at March 31, 2019	794,237,897

Cash distributions – In accordance with the Partnership Agreement, on April 29, 2019, MPLX declared a quarterly cash distribution, based on the results of the first quarter of 2019, totaling $523 million, or $0.6575 per common unit; this rate will also be received by preferred unitholders. These distributions will be paid on May 15, 2019 to common unitholders of record on May 9, 2019. Distributions for the first quarter of 2018 were $0.6175 per common unit.

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three months ended March 31, 2019 and 2018. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2019	2018
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$523	$467
Preferred unit distributions	20	16
Total cash distributions declared	$543	$483

8. Redeemable Preferred Units

Private Placement of Preferred Units – On May 13, 2016, MPLX LP completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the preferred units were used for capital expenditures, repayment of debt and general business purposes. The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On April 29, 2019, MPLX declared a quarterly cash distribution of $0.6575 per common unit representing the distribution of income earned during the first quarter of 2019. The preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

The changes in the redeemable preferred balance from December 31, 2018 through March 31, 2019 are summarized below:

(In millions)	Redeemable Preferred Units
Balance at December 31, 2018	$1,004
Net income allocated	20
Distributions received by preferred unitholders	(20)
Balance at March 31, 2019	$1,004

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
During the second quarter of 2018, our CEO began to evaluate the performance of our segments using Segment Adjusted EBITDA. We have modified our presentation of segment performance metrics to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, capital expenditures and total assets for our reportable segments:

	Three Months Ended March 31,
(In millions)	2019	2018
L&S
Service revenue	$612	$499
Rental income	199	145
Product related revenue	3	2
Income from equity method investments	41	44
Other income	11	12
Total segment revenues and other income(1)	866	702
Segment Adjusted EBITDA(2)	559	437
Maintenance capital expenditures	13	22
Growth capital expenditures	103	154
G&P
Service revenue	404	354
Rental income	88	79
Product related revenue	244	253
Income from equity method investments	29	17
Other income	15	15
Total segment revenues and other income(1)	780	718
Segment Adjusted EBITDA(2)	371	323
Maintenance capital expenditures	6	3
Growth capital expenditures	$261	$271

(1)
Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $82 million and $74 million for the three months ended March 31, 2019 and 2018, respectively. Third party revenues for the G&P segment were $757 million and $703 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

(In millions)	March 31, 2019	December 31, 2018
Segment assets
Cash and cash equivalents	$93	$68
L&S(1)	7,040	6,566
G&P(1)	16,451	16,145
Total assets	$23,584	$22,779

(1)
Equity method investments included in L&S assets were $1.12 billion at March 31, 2019 and December 31, 2018, respectively. Equity method investments included in G&P assets were $3.15 billion at March 31, 2019 and $3.05 billion at December 31, 2018.

The table below provides a reconciliation between “Net income” and Segment Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2019	2018
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$559	$437
G&P Segment Adjusted EBITDA	371	323
Total reportable segments	930	760
Depreciation and amortization(1)	(211)	(176)
Benefit/(provision) for income taxes	2	(4)
Amortization of deferred financing costs	(13)	(16)
Non-cash equity-based compensation	(6)	(4)
Net interest and other financial costs	(158)	(114)
Income from equity method investments	70	61
Distributions/adjustments related to equity method investments	(108)	(90)
Unrealized derivative (losses)/gains(2)	(4)	7
Acquisition costs	—	(3)
Adjusted EBITDA attributable to noncontrolling interests	7	2
Net income	$509	$423

(1)
Depreciation and amortization attributable to L&S was $70 million and $48 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization attributable to G&P was $141 million and $128 million for the three months ended March 31, 2019 and 2018, respectively.

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

10. Inventories

Inventories consist of the following:

(In millions)	March 31, 2019	December 31, 2018
NGLs	$3	$9
Line fill	10	9
Spare parts, materials and supplies	61	59
Total inventories	$74	$77

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	March 31, 2019	December 31, 2018
Natural gas gathering and NGL transportation pipelines and facilities	$6,128	$5,926
Processing, fractionation and storage facilities	5,343	5,336
Pipelines and related assets	2,620	2,560
Barges and towing vessels	635	620
Terminals and related assets	1,184	1,178
Refinery related assets	943	938
Land, building, office equipment and other	978	957
Construction-in-progress	858	801
Total	18,689	18,316
Less accumulated depreciation	3,873	3,677
Property, plant and equipment, net	$14,816	$14,639

12. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 13. The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	March 31, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(65)	$—	$(61)
Total carrying value on Consolidated Balance Sheets	$—	$(65)	$—	$(61)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.60 to $1.25 and (2) the probability of renewal of 91 percent for the first five-year term and 82 percent for the second five-year term of the gas purchase agreement and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of March 31, 2019 or December 31, 2018.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(61)	$(2)	$(64)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(6)	—	3
Settlements	—	2	—	3
Fair value at end of period	—	(65)	(2)	(58)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$—	$(5)	$—	$3

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

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and MPLX’s unsecured borrowing rate. The long-term debt and SMR liability fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of the long-term debt, excluding finance leases, and SMR liability:

	March 31, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$14,430	$13,921	$13,169	$13,484
SMR liability	$94	$85	$92	$86

13. Derivative Financial Instruments

As of March 31, 2019, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, the estimated fair value of this contract was a liability of $65 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2019 and December 31, 2018, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2019		December 31, 2018
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(8)	$—	$(7)
Other noncurrent assets / Deferred credits and other liabilities	—	(57)	—	(54)
Total	$—	$(65)	$—	$(61)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, including the effect of master netting arrangements or collateral, see Note 12. There were no material changes to MPLX’s policy regarding the accounting for Level 2 and Level 3 instruments as previously disclosed in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2018. MPLX does not designate any of its commodity derivative positions as hedges for accounting purposes.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended March 31,
(In millions)	2019	2018
Product sales
Realized (loss)/gain	$—	$—
Unrealized (loss)/gain	—	1
Total derivative (loss)/gain related to product sales	—	1
Purchased product costs
Realized (loss)/gain	(2)	(3)
Unrealized (loss)/gain	(4)	6
Total derivative (loss)/gain related to purchased product costs	(6)	3
Cost of revenues
Realized (loss)/gain	—	—
Unrealized (loss)/gain	—	—
Total derivative (loss)/gain related to cost of revenues	—	—
Total derivative (loss)/gain	$(6)	$4

14. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2019	December 31, 2018
MPLX LP:
Bank revolving credit facility due 2022	$425	$—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
Financing lease obligations(1)	8	6
Total	14,283	13,856
Unamortized debt issuance costs	(96)	(97)
Unamortized discount	(354)	(366)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$13,832	$13,392
(1)    See Note 19 for lease information.

Credit Agreements

MPLX has a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (the “MPLX Credit Agreement”). During the three months ended March 31, 2019, MPLX borrowed $825 million under the MPLX Credit Agreement, at an average interest rate of 3.916 percent, and repaid $400 million. At March 31, 2019, MPLX had $425 million outstanding borrowings and $3 million letters of credit outstanding under the facility, resulting in total availability of $1.822 billion, or 81.0 percent of the borrowing capacity.

Senior Notes

On December 10, 2018, MPLX redeemed all of the $750 million 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by the MarkWest subsidiary. These notes were redeemed at 101.833 percent of the principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent unsecured senior notes due February 2029 and $1.5 billion aggregate principal amount of 5.5 percent unsecured senior notes due February 2049 (collectively, the “November 2018 New Senior Notes”). The November 2018 New Senior Notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement and to redeem the $750 million 5.5 percent senior notes due February 2023, as well as for general business purposes. Interest on each series of the November 2018 New Senior Notes is payable semi-annually in arrears, commencing on February 15, 2019.

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent unsecured senior notes due April 2058 (collectively, the “February 2018 New Senior Notes”). The February 2018 New Senior Notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. Also on February 8, 2018, $4.1 billion of the net proceeds were used to repay a 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration for Refining Logistics and Fuels Distribution. The remaining proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general business purposes. Interest on each series of notes due in 2023 and 2028 is payable semi-annually in arrears, commencing on September 15, 2018. Interest on each series of notes due in 2038, 2048 and 2058 is payable semi-annually in arrears, commencing on October 15, 2018.

15. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$34	$404	$438
Service revenue - related parties	578	—	578
Service revenue - product related	—	34	34
Product sales	1	201	202
Product sales - related parties	2	9	11
Total revenues from contracts with customers	$615	$648	1,263
Non-ASC 606 revenue(1)			383
Total revenues and other income			$1,646

(1)	Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

	Three Months Ended March 31, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$28	$354	$382
Service revenue - related parties	471	—	471
Service revenue - product related	—	44	44
Product sales(1)	1	205	206
Product sales - related parties	1	3	4
Total revenues from contracts with customers	$501	$606	1,107
Non-ASC 606 revenue(2)			313
Total revenues and other income			$1,420

(1)	G&P “Product sales” for the three months ended March 31, 2018 includes approximately $1 million of revenue related to derivative gains and losses and mark-to-market adjustments.

(2)	Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

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

“Receivables, net” primarily relate to our commodity sales. Portions of the “Receivables, net” balance are attributed to the sale of commodity product controlled by MPLX prior to sale while a significant portion of the balance relates to the sale of commodity product on behalf of our producer customers. Both types of transactions are commingled and excluded from the table below. MPLX remits the net sales price back to our producer customers upon completion of the sale. Each period end, certain amounts within accounts payable relate to our payments to producer customers. Such amounts are not deemed material at period end as a result of when we settle with each producer.

The table below reflects the changes in our contract balances for the period ended March 31, 2019:

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2019
Contract assets	$4	$1	$—	$5
Deferred revenue	4	1	(1)	4
Deferred revenue - related parties	50	3	(9)	44
Long-term deferred revenue	10	3	—	13
Long-term deferred revenue - related parties	$42	$(1)	$—	$41

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	No significant revenue was recognized related to past performance obligations in the current period.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of March 31, 2019, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $100 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 25 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2019	$884
2020	1,178
2021	1,193
2022	1,179
2023 and thereafter	5,651
Total revenue on remaining performance obligations(1),(2),(3)	$10,085

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

16. Supplemental Cash Flow Information

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$93	$68
Restricted cash(1)	—	8
Cash, cash equivalents and restricted cash(2)	$93	$76

(1)	The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

(2)
As a result of the adoption of ASU 2016-18, Statement of Cash Flows - Restricted Cash, the Consolidated Statements of Cash Flows now explain the change during the period of both “Cash and cash equivalents” and “Restricted cash.”

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$143	$103
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	19	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	1	1
ROU assets obtained in exchange for new operating lease obligations	1	—
ROU assets obtained in exchange for new finance lease obligations	$2	$—

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2019	2018
Increase/(decrease) in capital accruals	$(74)	$(6)

17. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2018 through March 31, 2019.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2018(1)	$(14)	$(2)	$(16)
Other comprehensive income - remeasurements(2)	—	1	1
Balance at March 31, 2019(1)	$(14)	$(1)	$(15)

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2017 through March 31, 2018.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2017(1)	$(13)	$(1)	$(14)
Other comprehensive loss - remeasurements(2)	(1)	(1)	(2)
Balance at March 31, 2018(1)	$(14)	$(2)	$(16)

(1)
These components of “Accumulated other comprehensive loss” are included in the computation of net periodic benefit cost by LOOP and Explorer and are therefore included on the Consolidated Statements of Income under the caption “Income/(loss) from equity method investments.”

(2)
Components of other comprehensive income/loss - remeasurements relate to actuarial gains and losses as well as amortization of prior service costs. MPLX records an adjustment to “Comprehensive income” in accordance with its ownership interest in LOOP and Explorer.

18. Equity-Based Compensation

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common units for the three months ended March 31, 2019:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2018	1,154,335	$34.34
Granted	188,069	33.09
Settled	(210,846)	32.20
Forfeited	(9,375)	34.86
Outstanding at March 31, 2019	1,122,183	$34.53

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

The performance units granted in 2019 are hybrid awards having a three-year performance period of January 1, 2019 through December 31, 2021. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX LP’s distributable cash flow, and a market condition based on MPLX LP’s total unitholder return. The market condition was valued using a Monte Carlo valuation, resulting in a grant date fair value of $.68 per unit for the 2019 equity-classified performance units. Grant date fair value of the performance condition is based on potential payouts per unit of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

During the first quarter of 2018, a performance award was granted; however, a grant date could not be established based on the nature of the award terms. Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the fair value of the award will be recognized over the remaining performance period.

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the three months ended March 31, 2019:

Number of Units
Outstanding at December 31, 2018	1,941,750
Granted	987,994
Settled	(772,397)
Forfeited	—
Outstanding at March 31, 2019	2,157,347

19. Leases

For further information regarding the adoption of ASC 842, including the method of adoption and practical expedients elected, see Note 2.

Lessee

We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one year to 60 years. Some long-term leases include renewal options ranging from one to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.

Under ASC 842, the components of lease cost were as follows:

	Three Months Ended March 31, 2019
(In millions)	Related Party	Third Party
Components of lease costs:
Operating lease costs	$4	$14
Variable lease cost	—	2
Short-term lease cost	—	10
Total lease cost	$4	$26

Supplemental balance sheet data related to leases were as follows:

	March 31, 2019
(In millions)	Related Party	Third Party
Operating leases
Assets
Right of use assets	$232	$262
Liabilities
Operating lease liabilities	1	46
Long-term operating lease liabilities	231	216
Total operating lease liabilities	$232	$262
Weighted average remaining lease term	47.92 years	6.97 years
Weighted average discount rate	5.80%	4.33%

Finance leases
Assets
Property, plant and equipment, gross		$28
Accumulated depreciation		10
Property, plant and equipment, net		18
Liabilities
Other current liabilities		1
Long-term debt		7
Total finance lease liabilities		$8
Weighted average remaining lease term		31.05 years
Weighted average discount rate		5.76%

As of March 31, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2019	$11	$42	$1
2020	14	53	6
2021	14	51	—
2022	14	46	—
2023	14	43	—
2024 and thereafter	619	69	7
Gross lease payments	686	304	14
Less: Imputed interest	454	42	6
Total lease liabilities	$232	$262	$8

Future minimum commitments as of December 31, 2018, for capital lease obligations and for operating lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Operating Lease Obligations	Capital Lease Obligations
2019	$73	$2
2020	70	5
2021	67	—
2022	64	—
2023	58	—
2024 and thereafter	719	—
Total minimum lease payments	$1,051	7
Less: imputed interest costs		1
Present value of net minimum lease payments		$6

Lessor

Based on the terms of fee-based transportation and storage services agreements with MPC as well as certain natural gas gathering, transportation and processing agreements, MPLX is considered to be the lessor under several operating lease arrangements in accordance with GAAP. The agreements with MPC have remaining terms ranging from less than one year to 12 years with renewal options ranging from zero to 10 years. MPLX’s primary natural gas lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2023 and 2033. MPLX’s revenue from its lease arrangements, excluding executory costs, totaled approximately $248 million for the three months ended March 31, 2019.

MPLX did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contract allocated to the lease component based on relative standalone selling price. Lessor agreements are currently deemed operating, as we elected the practical expedient to grandfather in old conclusions. We are still determining the impact of the new standard on these arrangements if and when a modification occurs and they are required to be assessed under ASC 842. MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases.

MPLX’s lease arrangements related to the processing facilities contain contingent rental provisions whereby MPLX receives additional fees if the producer customer exceeds the monthly minimum processed volumes. During the three months ended March 31, 2019, MPLX did not receive any material contingent lease payments.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of March 31, 2019:

(In millions)	Related Party	Third Party	Total
2019	$562	$144	$706
2020	752	168	920
2021	632	162	794
2022	633	160	793
2023	621	154	775
2024 and thereafter	2,401	1,205	3,606
Total minimum future rentals	$5,601	$1,993	$7,594

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2018:

(In millions)	Related Party	Third Party	Total
2019	$748	$160	$908
2020	750	159	909
2021	627	150	777
2022	627	148	775
2023	616	142	758
2024 and thereafter	2,321	1,111	3,432
Total minimum future rentals	$5,689	$1,870	$7,559

The following schedule summarizes MPLX’s investment in assets held for operating lease by major classes as of March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Natural gas gathering and NGL transportation pipelines and facilities	$1,036	$964
Processing, fractionation and storage facilities	1,548	1,398
Pipelines and related assets	274	266
Barges and towing vessels	636	619
Terminals and related assets	1,184	1,178
Refinery related assets	943	938
Land, building, office equipment and other	204	162
Total	5,825	5,525
Less accumulated depreciation	2,155	2,038
Property, plant and equipment, net	$3,670	$3,487

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

At March 31, 2019 and December 31, 2018, accrued liabilities for remediation totaled $17 million and $14 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At March 31, 2019 there were $2 million in receivables from MPC for indemnification of environmental costs. At December 31, 2018 there were no balances with MPC for these costs.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on MPLX LP cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

In connection with our approximate 9 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of Bakken Pipeline system. As of March 31, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.

Contractual Commitments and Contingencies – At March 31, 2019, MPLX’s contractual commitments to acquire property, plant and equipment totaled $726 million. These commitments were primarily related to plant expansion projects for the

Marcellus and Southwest Operations. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2019, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

21. Subsequent Events

On May 8, 2019, MPC, MPLX and Andeavor Logistics LP (“ANDX”) announced that MPLX and ANDX have entered into a definitive merger agreement whereby MPLX will acquire ANDX in a unit-for-unit transaction. Under the terms of the merger agreement, ANDX public unitholders will receive 1.135 MPLX common units for each ANDX common unit held and MPC will receive 1.0328 MPLX common units for each ANDX common unit held. The MPLX common units to be issued in addition to the assumption of ANDX debt and ANDX preferred units represents an equity value of approximately $9 billion and an enterprise value of approximately $14 billion for the acquired entity. MPLX’s acquisition of ANDX will be treated as a common control transaction, which requires the recognition of assets and liabilities acquired using MPC’s historical basis as of October 1, 2018.
The transaction has been approved by MPLX’s and ANDX’s respective Conflicts Committees and both Boards of Directors. Subject to the satisfaction of customary closing conditions and receipt of regulatory approvals, the transaction is expected to close in the second half of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

Disclosures Regarding Forward-Looking Statements

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

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	the proposed transaction between MPLX and ANDX;

•
future levels of revenues and other income, income from operations, net income attributable to MPLX LP, earnings per unit, Adjusted EBITDA or DCF (see the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF);

•	the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;

•	the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products;

•	our ability to manage disruptions in credit markets or changes to our credit rating;

•	anticipated levels of drilling activity, production rates and volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the reliability of processing units and other equipment;

•	expectations regarding joint venture arrangements and other acquisitions, including the dropdowns completed by MPC, or divestitures of assets;

•	business strategies, growth opportunities and expected investment;

•	the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to pay distributions and access debt on commercially reasonable terms;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;

•	the potential effects of changes in tariff rates on our business, financial condition, results of operations and cash flows;

•	continued or further volatility in and/or degradation of general economic, market, industry or business conditions;

•	compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder;

•	our ability to successfully execute our business plans, growth strategy and self-funding model;

•	capital market conditions, including the cost of capital, and our ability to raise adequate capital to execute our business plan and implement our growth strategy; and

•	the anticipated effects of actions of third parties such as competitors; or federal, foreign, state or local regulatory authorities; or plaintiffs in litigation.

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

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	the ability to achieve strategic and financial objectives, including with respect to proposed projects and transactions;

•	accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters;

•	disruptions due to equipment interruption or failure, including electrical shortages and power grid failures;

•	acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance;

•	adverse changes in laws including with respect to tax and regulatory matters;

•	modifications to earnings and distribution growth objectives;

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

•	labor and material shortages;

•	changes to our capital budget;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	negative capital market conditions, including an increase of the current yield on MPLX LP common units, adversely affecting MPLX LP’s ability to meet its distribution growth guidance;

•
changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit, changes affecting the credit markets generally and our ability to manage such changes; and

For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended March 31, 2019 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S Segment Adjusted EBITDA increased approximately $122 million, or 28 percent, for the three months ended March 31, 2019 compared to the same period of 2018. This increase is primarily attributable to the inclusion of Refining Logistics and Fuels Distribution for the full first quarter of 2019 but only the last two months of the first quarter in 2018. This had an impact of approximately $68 million. Also contributing to the increase was higher transportation volumes, slightly offset by lower rates resulting in a $37 million increase in L&S Segment Adjusted EBITDA. The remainder of the increase is related to various factors including increased volume deficiency revenue, additional storage capacity and additional marine vessels as well as the acquisition of the Mt. Airy terminal in the third quarter of 2018.

•
G&P Segment Adjusted EBITDA increased approximately $48 million, or 15 percent, for the three months ended March 31, 2019 compared to the same period of 2018. The increase can be attributed to additional fees from increased volumes which were partially offset by price impacts. The G&P segment realized volume increases during the first quarter of 2019 primarily due to continued growth in the Marcellus and Southwest as volumes continue to increase at recently completed plants/expansions when comparing first quarter 2019 to the same period in 2018. Compared to the first quarter of 2018, processing volumes were up approximately 18 percent, fractionated volumes were up approximately 17 percent and gathering volumes were up approximately 19 percent.

Other Highlights

•	Processing capacity at our Omega I plant was expanded by 45 MMcf/d during the quarter to 120 MMcf/d.

•
During the three months ended March 31, 2019, we did not issue any common units under our ATM Program. As of March 31, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

RECENT DEVELOPMENTS

On May 8, 2019, MPC, MPLX and ANDX announced that MPLX and ANDX have entered into a definitive merger agreement whereby MPLX will acquire ANDX in a unit-for-unit transaction at a blended exchange ratio of 1.07x. This represents an equity value of approximately $9 billion and an enterprise value of $14 billion for the acquired entity. Under the terms of the merger agreement, ANDX public unitholders will receive 1.135 MPLX common units for each ANDX common unit held, representing a premium of 7.3%, and MPC will receive 1.0328 MPLX common units for each ANDX common unit held, representing a 2.4% discount, based on May 2, 2019 closing prices.

The anticipated transaction simplifies MPLX and ANDX into a single listed entity to create a leading, large-scale, diversified midstream company anchored by fee-based cash flows. The transaction is projected to be immediately accretive to MPLX unitholders on distributable cash flow. The combined entity will have an expanded geographic footprint that is expected to enhance its long-term growth opportunities and the sustainable cash flow profile of the business.
The transaction has been approved by MPLX’s and ANDX’s respective Conflicts Committees and both Boards of Directors. Subject to the satisfaction of customary closing conditions and receipt of regulatory approvals, the transaction is expected to close in the second half of 2019.
The above discussion contains forward-looking statements with respect to the proposed transaction between MPLX and ANDX. Factors that could affect the proposed transaction between MPLX and ANDX include, but are not limited to, the ability to complete the proposed transaction between MPLX and ANDX on the proposed terms and timetable; the ability to satisfy various conditions to the closing of the transaction contemplated by the merger agreement; the ability to obtain regulatory approvals for the proposed transaction on the proposed terms and schedule, and any conditions imposed on the combined entity in connection with the consummation of the proposed transaction; the risk that anticipated opportunities and any other synergies from or anticipated benefits of the proposed transaction may not be fully realized or may take longer to realize than expected, including whether the proposed transaction will be accretive within the expected timeframe or at all; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; risks relating to any unforeseen liabilities of ANDX; the amount and timing of future distributions; negative capital market conditions, including an increase of the current yield on common units; the ability to achieve strategic and financial objectives, including with respect to distribution coverage, future distribution levels, proposed projects and completed transactions; adverse changes in laws including with respect to tax and regulatory matters; the adequacy of capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions and access to debt on commercially reasonable terms, and the ability to successfully execute business plans, growth strategies and self-funding models; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; continued/further volatility in and/or degradation of market and industry conditions; changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto; completion of midstream infrastructure by competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under MPLX’s and ANDX’s commercial agreements; modifications to financial policies, capital budgets, and earnings and distributions; the ability to manage disruptions in credit markets or changes to credit ratings; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; adverse results in litigation; other risk factors inherent to MPLX’s and ANDX’s industry; and risks related to MPC. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors” herein, together with Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other non-cash items. MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

RESULTS OF OPERATIONS

The following tables and discussion is a summary of our results of operations for the three months ended March 31, 2019 and 2018, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” the most directly comparable GAAP financial measures.

	Three Months Ended March 31,
(In millions)	2019	2018	Variance
Total revenues and other income	$1,646	$1,420	$226
Costs and expenses:
Cost of revenues (excludes items below)	210	206	4
Purchased product costs	194	187	7
Rental cost of sales	37	29	8
Rental cost of sales - related parties	3	1	2
Purchases - related parties	212	177	35
Depreciation and amortization	211	176	35
General and administrative expenses	82	69	13
Other taxes	19	18	1
Total costs and expenses	968	863	105
Income from operations	678	557	121
Related party interest and other financial costs	1	1	—
Interest expense, net of amounts capitalized	156	112	44
Other financial costs	14	17	(3)
Income before income taxes	507	427	80
(Benefit)/provision for income taxes	(2)	4	(6)
Net income	509	423	86
Less: Net income attributable to noncontrolling interests	6	2	4
Net income attributable to MPLX LP	503	421	82

Adjusted EBITDA attributable to MPLX LP(1)	930	760	170
DCF(1)	757	619	138
DCF attributable to GP and LP unitholders(1)	$737	$603	$134

(1)	Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2019	2018	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$509	$423	$86
Provision for income taxes	(2)	4	(6)
Amortization of deferred financing costs	13	16	(3)
Net interest and other financial costs	158	114	44
Income from operations	678	557	121
Depreciation and amortization	211	176	35
Non-cash equity-based compensation	6	4	2
Income from equity method investments	(70)	(61)	(9)
Distributions/adjustments related to equity method investments	108	90	18
Unrealized derivative losses/(gains)(1)	4	(7)	11
Acquisition costs	—	3	(3)
Adjusted EBITDA	937	762	175
Adjusted EBITDA attributable to noncontrolling interests	(7)	(2)	(5)
Adjusted EBITDA attributable to MPLX LP(2)	930	760	170
Deferred revenue impacts	8	9	(1)
Net interest and other financial costs	(158)	(114)	(44)
Maintenance capital expenditures	(19)	(25)	6
Equity method investment capital expenditures paid out	(4)	(11)	7
DCF	757	619	138
Preferred unit distributions	(20)	(16)	(4)
DCF attributable to GP and LP unitholders	$737	$603	$134

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

(2)
For the three months ended March 31, 2019, the L&S and G&P segments made up $559 million and $371 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended March 31, 2018, the L&S and G&P segments made up $437 million and $323 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Three Months Ended March 31,
(In millions)	2019	2018	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$618	$450	$168
Changes in working capital items	141	178	(37)
All other, net	4	(3)	7
Non-cash equity-based compensation	6	4	2
Net (loss)/gain on disposal of assets	(1)	—	(1)
Net interest and other financial costs	158	114	44
Asset retirement expenditures	—	1	(1)
Unrealized derivative losses/(gains)(1)	4	(7)	11
Acquisition costs	—	3	(3)
Other adjustments to equity method investment distributions	7	22	(15)
Adjusted EBITDA	937	762	175
Adjusted EBITDA attributable to noncontrolling interests	(7)	(2)	(5)
Adjusted EBITDA attributable to MPLX LP(2)	930	760	170
Deferred revenue impacts	8	9	(1)
Net interest and other financial costs	(158)	(114)	(44)
Maintenance capital expenditures	(19)	(25)	6
Equity method investment capital expenditures paid out	(4)	(11)	7
DCF	757	619	138
Preferred unit distributions	(20)	(16)	(4)
DCF attributable to GP and LP unitholders	$737	$603	$134

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

(2)
For the three months ended March 31, 2019, the L&S and G&P segments made up $559 million and $371 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended March 31, 2018, the L&S and G&P segments made up $437 million and $323 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Total revenues and other income increased $226 million in the first quarter of 2019 compared to the same period of 2018. This variance was due mainly to a $104 million increase from the acquisition of Refining Logistics and Fuels Distribution; increased volumes for pipeline transportation, terminals and marine of $49 million, offset by decreased transportation rates of $6 million. We also experienced higher revenues from G&P volume growth in the Marcellus, Northeast and Southwest of approximately $103 million offset by decreased pricing on product sales of approximately $52 million. Equity method investments provided a $9 million increase which was mainly attributable to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as the Sherwood Midstream joint venture which had additional plants coming online at the end of 2018. The remainder of the increase relates to the Mt. Airy acquisition, the Robinson Butane Cavern and the recognition of revenue related to volume deficiencies.

Cost of revenues increased $4 million in the first quarter of 2019 compared to the same period of 2018. This variance was primarily due to increased costs to operate the expanded Ozark pipeline and additional marine vessels, as well as higher repairs, maintenance and operating costs in the Southwest, partially offset by lower project spend due to the timing of projects.

Purchased product costs increased $7 million in the first quarter of 2019 compared to the same period of 2018. This variance was primarily due to an increase from unrealized losses associated with derivatives. This was driven by an increasing fractionation spread in 2019 as compared to a decreasing fractionation spread in 2018. Also contributing to the variance were increased volumes in the Southwest and Northeast of approximately $36 million offset by lower prices which reduced purchased product costs by approximately $39 million in the Southwest and Northeast.

Rental cost of sales increased $8 million in the first quarter of 2019 compared to the same period of 2018. This variance is primarily due to the acquisition of the Mt. Airy Terminal.

Purchases - related parties increased $35 million in the first quarter of 2019 compared to the same period of 2018. This variance is primarily due to an increase from the acquisition of Refining Logistics and Fuels Distribution with a portion also being attributable to increases in employee-related costs and inventory purchases.

Depreciation and amortization expense increased $35 million in the first quarter of 2019 compared to the same period of 2018. This variance was primarily due the acquisitions of Refining Logistics and the Mt. Airy Terminal, additions to in-service property, plant and equipment throughout 2018 and the first three months of 2019, as well as a write-down of equipment no longer in use.

General and administrative expenses increased $13 million in the first quarter of 2019 compared to the same period of 2018. This variance was primarily due to increased employee related cost as well as the acquisition of Refining Logistics and Fuels Distribution.

Net interest expense and other financial costs increased $41 million in the first quarter of 2019 compared to the same period of 2018. The increase is mainly due to increased interest and financing costs related to the new senior notes.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three months ended March 31, 2019 and 2018.

L&S Segment

	Three Months Ended March 31,
(In millions)	2019	2018	Variance
Service revenue	$612	$499	$113
Rental income	199	145	54
Product related revenue	3	2	1
Income from equity method investments	41	44	(3)
Other income	11	12	(1)
Total segment revenues and other income	866	702	164
Cost of revenues	95	87	8
Purchases - related parties	170	138	32
Depreciation and amortization	70	48	22
General and administrative expenses	43	35	8
Other taxes	8	9	(1)
Segment income from operations	480	385	95
Depreciation and amortization	70	48	22
Income from equity method investments	(41)	(44)	3
Distributions/adjustments related to equity method investments	46	43	3
Acquisition costs	—	3	(3)
Non-cash equity-based compensation	4	2	2
Segment adjusted EBITDA(1)	559	437	122

Maintenance capital expenditures	$13	$22	$(9)

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Service revenue increased $113 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to an additional $65 million of revenue from the acquisition of Refining Logistics and Fuels Distribution; $37 million of revenue from increased transportation volumes, partially attributable to the completion of the Ozark expansion; $5 million from increased terminal throughput; a $5 million increase from additional marine vessels; and a $3 million increase in the recognition of revenue related to volume deficiencies. These increases were slightly offset by a decrease in transportation prices of $6 million.

Rental income increased $54 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to an additional $39 million of revenue from the acquisition of Refining Logistics, an additional $5 million from the completion of a new butane cavern, $6 million from the acquisition of the Mt. Airy Terminal, and a $2 million increase from additional marine vessels.

Cost of revenues increased $8 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern, partially offset by lower project spend due to the timing of projects.

Purchases related parties increased $32 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to the acquisition of Refining Logistics and Fuels Distribution.

Depreciation and amortization increased $22 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal as well as additions to in-service property, plant and equipment throughout 2018 and the first three months of 2019.

General and administrative expenses increased $8 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to a $4 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

MPC Minimum Volume Commitments

During the first quarter of 2019, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, MPC was obligated to make deficiency payments of $10 million. We record deficiency payments as “Current liabilities - related parties” on our Consolidated Balance Sheets. In the first quarter of 2019, we recognized revenue of $16 million related to MPC’s volume deficiency credits. At March 31, 2019, the cumulative balance of “Current liabilities - related parties” on our Consolidated Balance Sheets related to volume deficiencies was $38 million. The following table presents the future expiration dates of the associated deferred revenue credits as of March 31, 2019:

(In millions)
June 30, 2019	$7
September 30, 2019	15
December 31, 2019	10
March 31, 2020	6
Total	$38

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

G&P Segment

	Three Months Ended March 31,
(In millions)	2019	2018	Variance
Service revenue	$404	$354	$50
Rental income	88	79	9
Product related revenue	244	253	(9)
Income from equity method investments	29	17	12
Other income	15	15	—
Total segment revenues and other income	780	718	62
Cost of revenues	155	149	6
Purchased product costs	194	187	7
Purchases - related parties	42	39	3
Depreciation and amortization	141	128	13
General and administrative expenses	39	34	5
Other taxes	11	9	2
Segment income from operations	198	172	26
Depreciation and amortization	141	128	13
Income from equity method investments	(29)	(17)	(12)
Distributions/adjustments related to equity method investments	62	47	15
Unrealized derivative loss/(gain)(1)	4	(7)	11
Non-cash equity-based compensation	2	2	—
Adjusted EBITDA attributable to noncontrolling interests	(7)	(2)	(5)
Segment adjusted EBITDA(2)	371	323	48

Maintenance capital expenditures	$6	$3	$3

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

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Service revenue increased $50 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to higher fees from higher volumes in the Marcellus and Southwest.

Rental income increased $9 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to fees from higher volumes in the Marcellus.

Product related revenue decreased $9 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices in the Southwest, Northeast and Marcellus of $52 million offset by volume increases of $44 million in the same regions.

Income from equity method investments increased $12 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online at the end of 2018.

Cost of revenues increased $6 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to higher repairs and maintenance and operating costs in the Southwest.

Purchased product costs increased $7 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices of $39 million, partially offset by higher volumes of $36 million in the Southwest and Northeast. In addition, there was an increase from unrealized losses associated with derivatives which was driven by an increasing fractionation spread in 2019 as compared to a decreasing fractionation spread in 2018.

Depreciation and amortization increased $13 million in the first quarter of 2019 compared to the same period of 2018. This was primarily due to additions to in-service property, plant and equipment throughout 2018 and the first three months of 2019, as well as the write-down of equipment no longer in use.

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

Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors such as changes in transportation and travel patterns and variations in weather patterns from year to year. However, we manage the seasonality impact through the execution of our marketing strategy. We have access to up to 800 thousand barrels of propane storage capacity in the Southern Appalachia region provided by an arrangement with a third party which provides us with flexibility to manage the seasonality impact. Overall, our exposure to the seasonal fluctuations in the commodity markets is declining due to our growth in fee-based business.

OPERATING DATA

	Three Months Ended March 31,
	2019	2018
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	2,168	2,006
Product pipelines	1,242	1,056
Total pipelines	3,410	3,062

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.61	$0.56
Product pipelines	0.79	0.76
Total pipelines	$0.67	$0.63

Terminal throughput (mbpd)	1,431	1,445

Marine Assets (number in operation)(2)
Barges	256	244
Towboats	23	20

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,282	1,282	1,123	1,123
Utica Operations	—	2,109	—	1,570
Southwest Operations	1,581	1,581	1,476	1,478
Total gathering throughput	2,863	4,972	2,599	4,171

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,152	5,148	3,594	4,114
Utica Operations	—	817	—	936
Southwest Operations	1,599	1,599	1,326	1,326
Southern Appalachian Operations	235	235	253	253
Total natural gas processed	5,986	7,799	5,173	6,629

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	420	420	352	352
Utica Operations(5)	—	44	—	43
Southwest Operations	17	17	16	16
Southern Appalachian Operations(6)	13	13	12	12
Total C2 + NGLs fractionated(7)	450	494	380	423

	Three Months Ended March 31,
	2019	2018
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.87	$2.85
C2 + NGL Pricing ($ per gallon)(8)	$0.62	$0.73

(1)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(2)	Represents total at end of period.

(3)	This column represents operating data for entities that have been consolidated into the MPLX financial statements.

(4)	This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.

(5)
Hopedale is jointly owned by Ohio Fractionation and MarkWest Utica EMG. Ohio Fractionation is a subsidiary of MarkWest Liberty Midstream. MarkWest Liberty Midstream and MarkWest Utica EMG are entities that operate in the Marcellus and Utica regions, respectively. Marcellus Operations includes Ohio Fractionation’s portion utilized of the jointly owned Hopedale Fractionation Complex. Utica Operations includes MarkWest Utica EMG’s portion utilized of the jointly owned Hopedale Fractionation Complex. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 40 mbpd of capacity in the Hopedale 3 and Hopedale 4 fractionators.

(6)	Includes NGLs fractionated for the Marcellus Operations and Utica Operations.

(7)
Purity ethane makes up approximately 189 mbpd and 176 mbpd of total MPLX Operated, fractionated products for the three months ended March 31, 2019 and 2018, respectively. Purity ethane makes up approximately 176 mbpd and 163 mbpd of total MPLX LP consolidated, fractionated products for the three months ended March 31, 2019 and 2018, respectively.

(8)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash was $93 million at March 31, 2019 and $76 million at December 31, 2018. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$618	$450
Investing activities	(575)	(490)
Financing activities	(26)	37
Total	$17	$(3)

Net cash provided by operating activities increased $168 million in the first three months of 2019 compared to the first three months of 2018, primarily due to the increase in net income period over period which as most impacted by the inclusion of Refining Logistics and Fuels Distribution for the full first quarter of 2019 compared to only two months being included in the first quarter of 2018. Changes in working capital and increased distributions from equity method investments made up the majority of the remainder of the change.

Net cash used in investing activities increased $85 million in the first three months of 2019 compared to the first three months of 2018, primarily due to increased investments in equity method investments.

Financing activities were a $26 million use of cash in the first three months of 2019 compared to a $37 million source of cash in the first three months of 2018. The use of cash for the first three months of 2019 was primarily due to distributions of $515 million to common unitholders, distributions of $20 million to preferred unitholders and distributions of $6 million to noncontrolling interests offset by net borrowing of $425 million on the MPLX Credit Agreement and $94 million in contributions from noncontrolling interests.

Debt and Liquidity Overview

Our outstanding borrowings at March 31, 2019 and December 31, 2018 consist of the following:

(In millions)	March 31, 2019	December 31, 2018
MPLX LP:
Bank revolving credit facility due 2022	$425	$—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
Financing lease obligations	8	6
Total	14,283	13,856
Unamortized debt issuance costs	(96)	(97)
Unamortized discount	(354)	(366)
Amounts due within one year	(1)	(1)
Total long-term debt due after one year	$13,832	$13,392

The MPLX Credit Agreement includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of its type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of March 31, 2019, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.85 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As disclosed in Note 2 of the Notes to Consolidated Financial Statements, the adoption of the lease accounting standards update resulted in the recognition of a significant lease obligation. The MPLX Credit Agreement contains provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.

Our intention is to maintain an investment grade credit profile. As of March 31, 2019, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa3 (stable outlook)
Standard & Poor’s	BBB (stable outlook)
Fitch	BBB- (positive outlook)

The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

The MPLX Credit Agreement and senior notes do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings would, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and may limit our flexibility to obtain future financing.

Our liquidity totaled $2.92 billion at March 31, 2019 consisting of:

	March 31, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2022(1)	$2,250	$(428)	$1,822
MPC Loan Agreement	1,000	—	1,000
Total liquidity	$3,250	$(428)	2,822
Cash and cash equivalents			93
Total liquidity			$2,915

(1)	Outstanding borrowings include $3 million in letters of credit outstanding under this facility.

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

Equity and Preferred Units Overview

The table below summarizes the changes in the number of units outstanding through March 31, 2019:

(In units)
Balance at December 31, 2018	794,089,518
Unit-based compensation awards	148,379
Balance at March 31, 2019	794,237,897

MPLX expects the net proceeds, if any, from sales under our ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the three months ended March 31, 2019, we issued no common units under our ATM program. As of March 31, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $208 million per quarter, or $834 million per year, based on the number of common units outstanding at March 31, 2019. On April 29, 2019, we announced the board of directors of our general partner had declared a distribution of $0.6575 per unit that will be paid on May 15, 2019 to unitholders of record on May 9, 2019. This represents an increase of $0.0100 per unit, or 2 percent, above the fourth quarter 2018 distribution of $0.6475 per unit and an increase of 6 percent over the first quarter 2018 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2019 and 2018. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2019	2018
Distribution declared:
Limited partner units - public	$191	$179
Limited partner units - MPC	332	288
Total GP & LP distribution declared	523	467
Redeemable preferred units	20	16
Total distribution declared	543	483

Cash distributions declared per limited partner common unit	$0.6575	$0.6175

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

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2019	2018
Capital expenditures:
Maintenance	$19	$25
Growth	364	425
Total capital expenditures	383	450
Less: Increase (decrease) in capital accruals	(74)	(6)
Asset retirement expenditures	—	1
Additions to property, plant and equipment	457	455
Investments in unconsolidated affiliates	128	38
Acquisitions, net of cash acquired	(1)	—
Total capital expenditures and acquisitions	584	493
Less: Maintenance capital expenditures	19	25
Acquisitions	(1)	—
Total growth capital expenditures(1)	$566	$468

(1)
Amount excludes contributions from noncontrolling interests of $94 million and $1 million for the three months ended March 31, 2019 and 2018, respectively, as reflected in the financing section of our statement of cash flows.

Our organic growth capital plan for 2019 is $2.2 billion. The L&S organic growth capital plan includes the continued expansion of MPLX’s marine fleet. We also have other projects including long-haul crude oil, natural gas and NGL pipelines as well as projects to increase our export capability which will further enhance our L&S segment full value chain capture. The G&P segment organic growth capital plan includes the addition of approximately 825 MMcf/d of processing capacity at five gas processing plants, two in the Marcellus and three in the Southwest, which expands MPLX’s processing capacity in the Permian Basin and the STACK shale play of Oklahoma. The G&P segment capital plan also includes the addition of approximately 100 mbpd of fractionation capacity in the Marcellus and Utica basins. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

As of March 31, 2019, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2019, our long-term debt obligations increased by $425 million due to additional borrowings under the MPLX Credit Agreement and contracts to acquire property, plant and equipment for new or growing projects decreased by $20 million. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2018.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Note 20. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2019, MPC held 64 percent of the outstanding MPLX LP common units and the non-economic general partner interest.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 48 percent and 44 percent of our total revenues and other income for the first quarter of 2019 and 2018, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 27 percent and 25 percent for the first quarter of 2019 and 2018, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 5 of the Notes to Consolidated Financial Statements in this report.

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

As of March 31, 2019, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2019, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 2 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2019, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2019 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2018.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, the estimated fair value of this contract was a liability of $65 million and $61 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of March 31, 2019, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

Interest Rate Risk

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, excluding finance leases, is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair value as of Fair value as of March 31, 2019(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2019(3)
Long-term debt
Fixed-rate	$14,005	$1,475	N/A
Variable-rate	$425	N/A	$—

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2019.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2019.

At March 31, 2019, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of March 31, 2019, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first quarter of 2019, we entered into an agreement to settle NOVs received from the West Virginia Department of Environmental Protection relating to earth disturbance activities in connection with construction of an NGL line. We expect to make the $124,030 penalty payment in the second quarter of 2019.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than the risks described below related to the pending MPLX and ANDX merger.

The pending merger between MPLX and ANDX (the “MLP Merger”) is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the MLP merger could have a material and adverse effect on us and, even if completed, the MLP merger may not achieve some or all of the anticipated benefits.
On May 8, 2019, we, together with MPLX and ANDX, announced the MLP Merger. Completion of the MLP Merger is subject to a number of customary conditions set forth in the MLP Merger Agreement, including approval by a majority of ANDX’s unitholders, MPLX’s registration statement on Form S-4 having become effective under the Securities Act of 1933, the approval to list MPLX units issuable in connection with the MLP Merger on the New York Stock Exchange, the absence of any governmental order or law prohibiting the consummation of the MLP Merger, the accuracy of each party’s representations and warranties under the MLP Merger Agreement (subject to the materiality standards set forth in the MLP Merger Agreement), MPLX’s and ANDX’s performance of their respective obligations under the MLP Merger Agreement in all material respects, and the receipt by both parties from their respective counsels of a written opinion regarding the U.S. federal income tax treatment of the transaction. These and other conditions to the closing of the MLP Merger may not be fulfilled in a timely manner or at all, and, accordingly, the MLP Merger may be delayed or may not be completed.
If the MLP Merger is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the MLP Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the MLP Merger, such as legal, accounting and financial advisory expenses, whether or not MLP Merger is completed;

•	time and resources committed by our management to matters relating to MLP Merger could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common units could decline to the extent that the current market price reflects a market assumption that the MLP Merger will be completed.

In addition, even if completed there can be no assurance that the MLP Merger will deliver the strategic, financial and operational benefits anticipated by us.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fourth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2018	8-K	3.1	2/2/2018	001-35714
10.1	MPLX LP 2018 Incentive Compensation Plan Phantom Unit Award Agreement Officer Grant (3-year pro-rata vesting)					X
10.2	MPLX LP 2018 Incentive Compensation Plan Performance Unit Award Agreement 2019-2021 Performance Cycle					X
10.3	MPLX LP 2018 Incentive Compensation Plan Phantom Unit Award Agreement Marathon Petroleum Corporation Officer (3-year pro-rata vesting)					X
10.4	2018 Incentive Compensation Plan Performance Unit Award Agreement 2019-2021 Performance Cycle Marathon Petroleum Corporation Officer					X
10.5	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.6	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms	10-K	10.79	2/28/2019	001-35714
10.7	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation	8-K	10.1	5/8/2019	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 9, 2019	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)