Form 10-Q
period 2019-06-30
MPLX LP
filed 2019-08-05
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

MPLX LP had 1,057,188,255 common units outstanding at August 1, 2019.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2019	2018	2019	2018
Revenues and other income:
Service revenue	$448	$410	$886	$792
Service revenue - related parties	620	549	1,198	1,020
Service revenue - product related	26	51	60	95
Rental income	90	84	184	163
Rental income - related parties	158	190	351	335
Product sales	168	206	370	413
Product sales - related parties	14	13	25	17
Income from equity method investments	73	50	143	111
Other income	5	1	5	5
Other income - related parties	27	24	53	47
Total revenues and other income	1,629	1,578	3,275	2,998
Costs and expenses:
Cost of revenues (excludes items below)	233	233	443	439
Purchased product costs	166	204	360	391
Rental cost of sales	28	33	65	62
Rental cost of sales - related parties	2	—	5	1
Purchases - related parties	239	223	451	400
Depreciation and amortization	214	188	425	364
General and administrative expenses	69	72	151	141
Other taxes	19	17	38	35
Total costs and expenses	970	970	1,938	1,833
Income from operations	659	608	1,337	1,165
Related party interest and other financial costs	1	1	2	2
Interest expense (net of amounts capitalized of $9 million, $9 million, $16 million and $18 million, respectively)	156	135	312	247
Other financial costs	13	15	27	32
Income before income taxes	489	457	996	884
(Benefit)/provision for income taxes	1	1	(1)	5
Net income	488	456	997	879
Less: Net income attributable to noncontrolling interests	6	3	12	5
Net income attributable to MPLX LP	482	453	985	874
Less: Series A preferred unit distributions	21	20	41	36
Limited partners’ interest in net income attributable to MPLX LP	$461	$433	$944	$838
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.56	$0.55	$1.16	$1.15
Common - diluted	$0.55	$0.55	$1.16	$1.15
Weighted average limited partner units outstanding:
Common - basic	794	794	794	728
Common - diluted	795	794	795	728

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income	$488	$456	$997	$879
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	1	(2)
Comprehensive income	488	456	998	877
Less comprehensive income attributable to:
Noncontrolling interests	6	3	12	5
Comprehensive income attributable to MPLX LP	$482	$453	$986	$872

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$7	$68
Receivables, net	335	417
Current assets - related parties	333	290
Inventories	77	77
Other current assets	34	45
Total current assets	786	897
Equity method investments	4,409	4,174
Property, plant and equipment, net	15,021	14,639
Intangibles, net	405	424
Goodwill	2,581	2,586
Right of use assets	255	—
Noncurrent assets - related parties	253	24
Other noncurrent assets	36	35
Total assets	23,746	22,779
Liabilities
Current liabilities:
Accounts payable	134	162
Accrued liabilities	148	250
Current liabilities - related parties	224	254
Accrued property, plant and equipment	227	294
Accrued interest payable	173	143
Operating lease liabilities	47	—
Other current liabilities	95	83
Total current liabilities	1,048	1,186
Long-term deferred revenue	108	80
Long-term liabilities - related parties	271	43
Long-term debt	14,030	13,392
Deferred income taxes	11	13
Long-term operating lease liabilities	209	—
Deferred credits and other liabilities	195	197
Total liabilities	15,872	14,911
Commitments and contingencies (see Note 20)
Series A preferred units	1,005	1,004
Equity
Common unitholders - public (290 million and 289 million units issued and outstanding)	8,305	8,336
Common unitholder - MPC (505 million and 505 million units issued and outstanding)	(1,671)	(1,612)
Accumulated other comprehensive loss	(15)	(16)
Total MPLX LP partners’ capital	6,619	6,708
Noncontrolling interests	250	156
Total equity	6,869	6,864
Total liabilities, preferred units and equity	$23,746	$22,779

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$997	$879
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	26	30
Depreciation and amortization	425	364
Deferred income taxes	(2)	5
Asset retirement expenditures	(1)	(5)
Gain on disposal of assets	(4)	—
Income from equity method investments	(143)	(111)
Distributions from unconsolidated affiliates	220	175
Changes in:
Current receivables	82	(71)
Inventories	1	(5)
Fair value of derivatives	7	—
Current accounts payable and accrued liabilities	(76)	119
Current assets/current liabilities - related parties	(108)	(92)
Right of use assets/operating lease liabilities	3	—
Deferred revenue	29	16
All other, net	(4)	(14)
Net cash provided by operating activities	1,452	1,290
Investing activities:
Additions to property, plant and equipment	(884)	(862)
Acquisitions, net of cash acquired	6	—
Disposal of assets	8	4
Investments in unconsolidated affiliates	(310)	(112)
Distributions from unconsolidated affiliates - return of capital	2	15
All other, net	3	1
Net cash used in investing activities	(1,175)	(954)
Financing activities:
Long-term debt - borrowings	2,275	9,610
- repayments	(1,661)	(4,655)
Related party debt - borrowings	3,066	1,160
- repayments	(3,022)	(1,433)
Debt issuance costs	—	(53)
Distributions to MPC for acquisitions	—	(4,111)
Distributions to noncontrolling interests	(12)	(6)
Distributions to Series A preferred unitholders	(40)	(33)
Distributions to unitholders and general partner	(1,038)	(814)
Contributions from noncontrolling interests	94	5
All other, net	(8)	(6)
Net cash used in financing activities	(346)	(336)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(69)	—
Cash, cash equivalents and restricted cash at beginning of period	76	9
Cash, cash equivalents and restricted cash at end of period	$7	$9

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2017	$8,379	$2,099	$(637)	$(14)	$146	$—	$9,973
Net income (excludes amounts attributable to preferred units)	180	225	—	—	2	—	407
Allocation of MPC's net investment at acquisition	—	5,172	(4,126)	—	—	(1,046)	—
Distributions to:
MPC for acquisition	—	(936)	(3,164)	—	—	—	(4,100)
Unitholders and general partner	(176)	(171)	—	—	—	—	(347)
Noncontrolling interests	—	—	—	—	(3)	—	(3)
Contributions from:
MPC	—	—	—	—	—	1,046	1,046
Noncontrolling interests	—	—	—	—	1	—	1
Conversion of GP economic interests	—	(7,926)	7,926	—	—	—	—
Other	2	—	1	(2)	—	—	1
Balance at March 31, 2018	8,385	(1,537)	—	(16)	146	—	6,978
Net income (excludes amounts attributable to preferred units)	157	276	—	—	3	—	436
Distributions to:
Unitholders and general partner	(179)	(288)	—	—	—	—	(467)
Noncontrolling interests	—	—	—	—	(3)	—	(3)
Contributions from:
Noncontrolling interests	—	—	—	—	4	—	4
Other	3	1	—	—	—	—	4
Balance at June 30, 2018	$8,366	$(1,548)	$—	$(16)	$150	$—	$6,952

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2018	$8,336	$(1,612)	$(16)	$156	$6,864
Net income (excludes amounts attributable to preferred units)	176	307	—	6	489
Distributions to:
Unitholders	(188)	(327)	—	—	(515)
Noncontrolling interests	—	—	—	(6)	(6)
Contributions from:
Noncontrolling interests	—	—	—	94	94
Other	2	—	1	—	3
Balance at March 31, 2019	8,326	(1,632)	(15)	250	6,929
Net income (excludes amounts attributable to preferred units)	168	293	—	6	467
Distributions to:
Unitholders	(191)	(332)	—	—	(523)
Noncontrolling interests	—	—	—	(6)	(6)
Other	2	—	—	—	2
Balance at June 30, 2019	$8,305	$(1,671)	$(15)	$250	$6,869

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

On July 30, 2019, MPLX completed its acquisition by merger (the “Merger”) of Andeavor Logistics LP (“ANDX”). At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 3 for additional information regarding the Merger.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A preferred unitholders based on a fixed distribution schedule. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 6.

2. Accounting Standards

Recently Adopted

ASU 2016-02, Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, electing the transition method which permits entities to adopt the provisions of the standard using the modified retrospective approach without adjusting comparative periods. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We have also elected the practical expedient to not recognize short-term leases on the balance sheet, the practical expedient related to right of way permits and land easements which allows us to carry forward our accounting treatment for those existing agreements, and the practical expedient to combine lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements and boat and barge equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.

Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all of the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $505 million and $502 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. If such a modification were to occur, it may result in the de-recognition of existing assets and recognition of a receivable in the amount of the present value of fixed payments expected to be received by MPLX under the lease. MPLX will evaluate the impacts of lease reassessments as modifications occur.

We also adopted the following standard during the first six months of 2019, which did not have a material impact to our financial statements or financial statement disclosures:

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

3. Acquisitions

Acquisition of Andeavor Logistics LP

As previously disclosed, on May 7, 2019, ANDX, Tesoro Logistics GP, LLC, then the general partner of ANDX (“TLGP”), MPLX, MPLX GP LLC, the general partner of MPLX (“MPLX GP”), and MPLX MAX LLC, a wholly-owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly-owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by

ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units.

The assets of ANDX consist of a network of owned and operated crude oil, refined product and natural gas pipelines; terminals with crude oil and refined products storage capacity; rail loading and offloading facilities; marine terminals including storage; bulk petroleum distribution facilities; a trucking fleet; and natural gas processing and fractionation complexes. The assets are located in the western and inland regions of the United States.

MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. As a result of MPC’s relationship with both MPLX and ANDX, the Merger will be treated as a common control transaction, which requires the recognition of assets and liabilities acquired using MPC’s historical basis as of October 1, 2018. The fair value of assets acquired and liabilities assumed shown below have been pushed down from MPC and are considered preliminary as MPC has not yet completed a final determination of the respective fair values related to its acquisition of Andeavor. The preliminary purchase consideration allocation may change based on additional information received. Adjustments to this allocation can be made through the end of MPC’s measurement period, which is not to exceed one year from the Andeavor acquisition date. Values shown below have not been incorporated into the results of MPLX as of June 30, 2019 as the Merger was not closed until July 30, 2019.

(In millions)
Cash and cash equivalents	$83
Receivables, net	241
Inventories	21
Other current assets(1)	59
Equity method investments	731
Property, plant and equipment, net	6,709
Intangibles, net	960
Other noncurrent assets(2)	31
Total assets acquired	8,835
Accounts payable	198
Other current liabilities(3)	188
Long-term debt	4,916
Deferred credits and other long-term liabilities(4)	75
Total liabilities assumed	5,377
Net assets acquired excluding goodwill	3,458
Goodwill	7,428
Total purchase price	$10,886
(1) Includes both related party and third party other current assets.
(2) Includes both related party and third party other noncurrent assets as well as right of use assets associated with leases.
(3) Includes accrued liabilities, operating lease liabilities, long term debt due within one year, as well as related party and third party other current liabilities.
(4) Includes deferred revenue and deferred income taxes, as well as related party and third party other noncurrent liabilities.

Details of our valuation methodology and significant inputs for fair value measurements are included by asset class below. The fair value measurements for equity method investments, property, plant and equipment, intangible assets and long-term debt are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

Goodwill
The preliminary purchase consideration allocation resulted in the recognition of $7 billion in goodwill which will be split between the L&S and G&P segments once assigned to the relevant reporting units.

Inventory
The fair value of inventory was recorded at cost as of October 1, 2018 as these items are related to spare parts, materials and supplies and approximate fair value.

Equity Method Investments
The fair value of the equity method investments was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results. Discount rates for the discounted cash flow models were based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.

Property, Plant and Equipment
The preliminary fair value of property, plant and equipment is $7 billion, which is based primarily on the cost approach. Key assumptions in the cost approach include determining the replacement cost by evaluating recent purchases of similar assets or published data, and adjusting replacement cost for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable).

Acquired Intangible Assets
The preliminary fair value of the acquired identifiable intangible assets is $960 million, which represents the value of various customer contracts and relationships and other intangible assets. The preliminary fair value of customer contracts and relationships is $890 million, which was valued by applying the multi-period excess earnings method, which is an income approach. Key assumptions in the income approach include the underlying contract cash flow estimates, remaining contract term, probability of renewal, growth rates and discount rates. The intangible assets are all finite lived and will be amortized over 2 to 10 years.

Debt
The fair value of the ANDX unsecured notes was measured using a market approach, based upon the average of quotes for the acquired debt from major financial institutions and a third-party valuation service. Additionally, approximately $1.1 billion of borrowings under revolving credit agreements approximate fair value.

Acquisition Costs
We recognized $4 million in acquisition costs during the period which are reflected in general and administrative expenses.

Pro Forma Financial Information

The following unaudited pro forma information combines the historical operations of MPLX and ANDX, giving effect to the merger as if it had been consummated on January 1, 2018, the beginning of the earliest period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total revenues and other income	$2,224	$2,122	$4,461	$4,059
Net income attributable to MPLX LP	$652	$600	$1,324	$1,161

The pro forma information includes adjustments to align accounting policies which include adjustments for capitalization of assets and treatment of turnaround and major maintenance costs. The pro forma information also includes adjustments related to: reversing transactions between MPLX and ANDX which previously would have been recorded as transactions between related parties; basis differences on equity method investments as a result of recognition of MPC’s investments in ANDX’s equity method investments; depreciation and amortization expense to reflect the increased fair value of property, plant and equipment and increased amortization expense related to identifiable intangible assets; as well as adjustments to interest expense for the amortization of fair value adjustments over the remaining term of ANDX’s outstanding debt, reversal of ANDX’s historical amortization of debt issuance costs and debt discounts and to adjust for the difference in the weighted average interest rate between MPLX’s revolving credit facility and the ANDX revolving credit facilities.

Mt. Airy Terminal

On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) from Pin Oak Holdings, LLC for total consideration of $451 million. At the time of the acquisition, the terminal included tanks with 4 million barrels of third-party leased storage capacity and a dock with 120 mbpd of capacity. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, is in close proximity to several Gulf Coast refineries including MPC’s Garyville Refinery and is near numerous rail lines and pipelines. The Mt. Airy Terminal is accounted for within the L&S segment. In the first quarter of 2019, an adjustment to the initial purchase price was made for approximately $5 million related to the final settlement of the acquisition, which was paid in the first six months of 2019 as shown on the statement of cash flow. This reduced the total purchase price to $446 million and resulted in $336 million of property, plant and equipment, $121 million of goodwill and the remainder being attributable to net liabilities assumed.

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

Refining Logistics and Fuels Distribution Acquisition

On February 1, 2018, MPC and MPLX closed on an agreement for the dropdown of refining logistics assets and fuels distribution services to MPLX. MPC contributed these assets and services in exchange for $4.1 billion in cash and a fixed number of MPLX common units and general partner units of 111,611,111 and 2,277,778, respectively. The fair value of the common and general partner units issued as of the acquisition date was $4.3 billion based on the closing common unit price as of February 1, 2018, as recorded on the Consolidated Statements of Equity, for a total purchase price of $8.4 billion. The equity issued consisted of: (i) 85,610,278 common units to MPLX GP, (ii) 18,176,666 common units to MPLX Logistics Holdings LLC and (iii) 7,824,167 common units to MPLX Holdings Inc. MPLX also issued 2,277,778 general partner units to MPLX GP in order to maintain its two percent general partner interest (“GP Interest”) in MPLX. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter of 2018. Immediately following this transaction, the GP Interest was converted into a non-economic general partner interest.

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

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	June 30,	June 30,	December 31,
(In millions, except ownership percentages)	2019	2019	2018
Explorer Pipeline Company	25%	$83	$90
Illinois Extension Pipeline Company, L.L.C.	35%	278	275
LOCAP LLC	59%	27	27
LOOP LLC	41%	234	226
MarEn Bakken Company LLC	25%	487	498
Centrahoma Processing LLC	40%	155	160
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	269	236
MarkWest Utica EMG, L.L.C.	56%	2,026	2,039
Sherwood Midstream LLC	50%	491	366
Sherwood Midstream Holdings LLC	56%	162	157
Other		197	100
Total		$4,409	$4,174

Summarized financial information for MPLX’s equity method investments for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30, 2019
(In millions)	VIEs	Non-VIEs(2)	Total
Revenues and other income	$282	$608	$890
Costs and expenses	146	236	382
Income from operations	136	372	508
Net income	117	339	456
Income from equity method investments(1)	$48	$95	$143

	Six Months Ended June 30, 2018
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$209	$589	$798
Costs and expenses	127	305	432
Income from operations	82	284	366
Net income	81	256	337
Income from equity method investments(1)	$26	$85	$111

(1)	“Income from equity method investments” includes the impact of any basis differential amortization or accretion.

(2)	Includes three months of activity related to Johnson County Terminal, we sold our investment in this joint venture on April 1, 2019.

Summarized balance sheet information for MPLX’s equity method investments as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019
(In millions)	VIEs	Non-VIEs	Total
Current assets	$200	$357	$557
Noncurrent assets	4,597	4,656	9,253
Current liabilities	163	225	388
Noncurrent liabilities	$233	$845	$1,078

	December 31, 2018
(In millions)	VIEs	Non-VIEs	Total
Current assets	$235	$379	$614
Noncurrent assets	3,535	4,715	8,250
Current liabilities	155	246	401
Noncurrent liabilities	$189	$841	$1,030

As of June 30, 2019 and December 31, 2018, the carrying value of MPLX’s equity method investments exceeded the underlying net assets of its investees by approximately $1 billion for the G&P segment. As of June 30, 2019 and December 31, 2018, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $113 million and $114 million, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $459 million and $39 million of excess related to goodwill for the G&P and L&S segments, respectively.

MarkWest Utica EMG

MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”) is deemed to be a VIE. Neither MPLX nor any of its subsidiaries is deemed to be the primary beneficiary due to EMG Utica, L.L.C.’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MarkWest Utica EMG holds an investment in its subsidiary, Ohio Gathering Company, L.L.C. (“Ohio Gathering”), which does not appear elsewhere in the tables above. The investment was $788 million and $750 million as of June 30, 2019 and December 31, 2018, respectively. MPLX did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the six months ended June 30, 2019.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of June 30, 2019, MPLX has an approximate 34 percent indirect ownership interest in Ohio Gathering. As Ohio Gathering is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.

Sherwood Midstream

Sherwood Midstream LLC (“Sherwood Midstream”) is deemed to be a VIE. Neither MPLX nor any of its subsidiaries is deemed to be the primary beneficiary of Sherwood Midstream due to Antero Midstream Partners, LP’s voting rights on significant matters. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream that it was not contractually obligated to provide during the six months ended June 30, 2019.

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

Sherwood Midstream Holdings

MPLX accounts for Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), which is a VIE, as an equity method investment as Sherwood Midstream is considered to be the general partner and controls all decisions. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million. MPLX’s maximum exposure to loss as a result of its involvement with Sherwood Midstream Holdings includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to Sherwood Midstream Holdings that it was not contractually obligated to provide during the six months ended June 30, 2019.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of June 30, 2019, MPLX has a 22.2 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

5. Related Party Agreements and Transactions

As of June 30, 2019, MPLX’s material related parties are:

•	MPC, which refines, markets and transports crude oil and petroleum products.

•	MarkWest Utica EMG, in which MPLX LP has a 56 percent interest as of June 30, 2019. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which MPLX LP has a 34 percent indirect interest as of June 30, 2019. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•
Sherwood Midstream, in which MPLX LP has a 50 percent interest as of June 30, 2019. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in the rich-gas corridor of West Virginia.

•
Sherwood Midstream Holdings, in which MPLX LP has a 78 percent total direct and indirect interest as of June 30, 2019. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and de-ethanization facilities.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), in which MPLX LP has a 67 percent interest as of June 30, 2019. Jefferson Dry Gas provides natural dry gas gathering and related services in the Utica Shale region of Ohio.

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

(In millions)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Borrowings	$3,066	$3,962
Average interest rate of borrowings	3.845%	3.473%
Repayments	$3,022	$4,347
Outstanding balance at end of period(1)	$44	$—
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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Service revenues - related parties
MPC	$620	$549	$1,198	$1,020
Rental income - related parties
MPC	158	190	351	335
Product sales - related parties(1)
MPC	14	13	25	17
Other income - related parties
MPC	10	10	20	20
MarkWest Utica EMG	4	4	8	8
Ohio Gathering	5	4	9	8
Sherwood Midstream	3	2	7	5
Jefferson Dry Gas	1	2	3	3
Other	4	2	6	3
Total Other income - related parties	$27	$24	$53	$47
(1) There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2019, these sales totaled $118 million and $204 million, respectively. For the three and six months ended June 30, 2018, these sales totaled $112 million and $191 million, respectively.

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

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Rental cost of sales - related parties	$2	$—	$5	$1
Purchases - related parties	239	223	451	400
General and administrative expenses	43	44	93	83
Total	$284	$267	$549	$484

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three and six months ended June 30, 2019, these charges totaled $38 million and $79 million, respectively. For the three and six months ended June 30, 2018, these charges totaled $41 million and $63 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 19 for additional information) and deferred revenue on minimum volume commitments. During the six months ended June 30, 2019 and the year ended December 31, 2018, MPC did not ship its minimum committed volumes on certain pipelines. Under MPLX’s pipeline transportation services agreements, if MPC fails to transport its minimum throughput volumes during any quarter, then MPC will pay MPLX a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. The deficiency amounts are recorded as “Current liabilities - related parties.” MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment in future periods under the terms of the applicable transportation services agreement. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes transported in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements.

(In millions)	June 30, 2019	December 31, 2018
Current assets - related parties
Receivables - MPC	$318	$281
Receivables - Other	10	8
Prepaid - MPC	5	1
Total	333	290
Noncurrent assets - related parties
Long-term receivables - MPC	21	24
Right of use assets - MPC	232	—
Total	253	24
Current liabilities - related parties
Payables - MPC	157	131
Payables - MarkWest Utica EMG	10	51
Payables - Sherwood Midstream	17	16
Payables - Other	—	5
Operating lease liabilities - MPC	1	—
Deferred revenue - Minimum volume deficiencies - MPC	31	44
Deferred revenue - Project reimbursements - MPC	8	7
Total	224	254
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	231	—
Long-term deferred revenue - Project reimbursements - MPC	40	43
Total	$271	$43

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the six months ended June 30, 2019 and 2018 were less than $1 million and $3 million, respectively. Purchases from related parties for the six months ended June 30, 2019 and 2018 were less than $1 million and $1 million, respectively.

6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. Additional MPLX common units and MPLX Series B preferred units were issued on July 30, 2019 as a result of the merger with ANDX as discussed in Note 3. Distributions declared on these newly-issued common and Series B preferred units are a reduction to income available to MPLX common unit holders due to their participation in distributions of second quarter income. The classes of participating securities include common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units for the three and six months ended June 30, 2019 and common units, certain equity-based compensation awards and Series A preferred units for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2019 and 2018, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2019 and 2018 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income attributable to MPLX LP	$482	$453	$985	$874
Less: Distributions declared on Series A preferred units(1)	21	20	41	36
Distributions declared on Series B preferred units(1)	21	—	21	—
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)(2)	692	497	1,215	964
Undistributed net loss attributable to MPLX LP	$(252)	$(64)	$(292)	$(126)

(1) See Note 7 for distribution information.
(2) The three and six months ended June 30, 2019 amounts are net of $12.5 million of waived distributions with respect to units held by MPC and its affiliates.

	Three Months Ended June 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$692	$21	$21	$734
Undistributed net loss attributable to MPLX LP	(252)	—	—	(252)
Net income attributable to MPLX LP(1)	$440	$21	$21	$482
Weighted average units outstanding:
Basic(2)	794	31		825
Diluted(2)	795	31		826
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.56
Diluted	$0.55

(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.
(2) The Series B preferred units and the MPLX common units issued in connection with the merger were not outstanding during the three months ended June 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

	Three Months Ended June 30, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$497	$20	$517
Undistributed net loss attributable to MPLX LP	(64)	—	(64)
Net income attributable to MPLX LP(1)	$433	$20	$453
Weighted average units outstanding:
Basic	794	31	825
Diluted	794	31	825
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.55
Diluted	$0.55
(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

	Six Months Ended June 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1,215	$41	$21	$1,277
Undistributed net loss attributable to MPLX LP	(292)	—	—	(292)
Net income attributable to MPLX LP(1)	$923	$41	$21	$985
Weighted average units outstanding:
Basic(2)	794	31		825
Diluted(2)	795	31		826
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.16
Diluted	$1.16
(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.
(2) The Series B preferred units and the MPLX common units issued in connection with the merger were not outstanding during the six months ended June 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

	Six Months Ended June 30, 2018
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$964	$36	$1,000
Undistributed net loss attributable to MPLX LP	(126)	—	(126)
Net income attributable to MPLX LP(1)	$838	$36	$874
Weighted average units outstanding:
Basic	728	31	759
Diluted	728	31	759
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.15
Diluted	$1.15
(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the current period distribution priorities.

7. Equity

The changes in the number of common units outstanding during the six months ended June 30, 2019 are summarized below:

(In units)	Common
Balance at December 31, 2018	794,089,518
Unit-based compensation awards	260,101
Balance at June 30, 2019	794,349,619

Cash distributions – In accordance with the MPLX partnership agreement, on July 22, 2019, MPLX declared a quarterly cash distribution, based on the results of the second quarter of 2019, totaling $692 million, or $0.6675 per common unit, which includes common units issued on July 30, 2019 as a result of the Merger. This rate will also be received by Series A preferred unitholders. These distributions will be paid on August 14, 2019 to common unitholders of record on August 5, 2019.

Additionally, as a result of the Merger, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX (the “Series B preferred units”). Series B preferred unitholders are entitled to receive, when and if declared by the board, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15. Accordingly a cash distribution payment totaling $21 million will be paid to Series B unitholders on August 15, 2019.

Quarterly distributions for 2019 and 2018 are summarized below:

(Per common unit)	2019	2018
March 31,	$0.6575	$0.6175
June 30,	$0.6675	$0.6275

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and six months ended June 30, 2019 and 2018. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned, except for the Series B preferred unit distributions which were earned throughout 2019, prior to the merger being completed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$692	$497	$1,215	$964
Series A preferred unit distributions	21	20	41	36
Series B preferred unit distributions	21	—	21	—
Total cash distributions declared	$734	$517	$1,277	$1,000

The distribution on common units for the three and six months ended June 30, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with MPLX's acquisition of ANDX on July 30, 2019. Had the transaction been completed subsequent to our distribution record date, distributions would have been $163 million lower for the three and six months ended June 30, 2019. This is net of $12.5 million of waived distributions with respect to units held by MPC and its affiliates. The $12.5 million quarterly distribution waiver will continue through 2019. Total distributions excluding the newly issued common units associated with the merger and the Series B preferred units were $550 million and $1,093 for the three and six months ended June 30, 2019.

8. Redeemable Series A Preferred Units

Private Placement of Series A Preferred Units – On May 13, 2016, MPLX LP completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the preferred units were used for capital expenditures, repayment of debt and general business purposes. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On July 22, 2019, MPLX declared a quarterly cash distribution of $0.6675 per common unit representing the distribution of income earned during the second quarter of 2019. The Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

The changes in the redeemable preferred balance from December 31, 2018 through June 30, 2019 are summarized below:

(In millions)	Redeemable Preferred Units
Balance at December 31, 2018	$1,004
Net income allocated	41
Distributions received by Series A preferred unitholders	(40)
Balance at June 30, 2019	$1,005

The holders may convert their Series A preferred units into common units at any time after the third anniversary of the issuance date or prior to liquidation, dissolution or winding up of the Partnership, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, MPLX may convert the Series A preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX LP common units is greater than $48.75 for the 20-day trading period immediately preceding the conversion notice date. The conversion rate for the Series A preferred units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable preferred unit, divided by (b) $32.50, subject to adjustment for unit distributions, unit splits and similar transactions. The holders of the Series A preferred units are entitled to vote on an as-converted basis with the common unitholders and have certain other class voting rights with respect to any amendment to the MPLX partnership agreement that would adversely affect any rights, preferences or privileges of the preferred units. In addition, upon certain events involving a change of control, the holders of preferred units may elect, among other potential elections, to convert their Series A preferred units to common units at the then change of control conversion rate.

The Series A preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside MPLX’s control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Series A preferred units have been recorded at their issuance date fair value, net of issuance costs. Income allocations increase the carrying value and declared distributions decrease the carrying value of the Series A preferred units. As the Series A preferred units are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Series A preferred units would become redeemable.

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
Our CEO evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, capital expenditures and total assets for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
L&S
Service revenue	$653	$581	$1,265	$1,080
Rental income	164	190	363	335
Product related revenue	4	3	7	5
Income from equity method investments	47	36	88	80
Other income	17	12	28	24
Total segment revenues and other income(1)	885	822	1,751	1,524
Segment Adjusted EBITDA(2)	569	526	1,128	963
Maintenance capital expenditures	19	25	32	47
Growth capital expenditures	115	93	218	247
G&P
Service revenue	415	378	819	732
Rental income	84	84	172	163
Product related revenue	204	267	448	520
Income from equity method investments	26	14	55	31
Other income	15	13	30	28
Total segment revenues and other income(1)	744	756	1,524	1,474
Segment Adjusted EBITDA(2)	351	341	722	664
Maintenance capital expenditures	15	8	21	11
Growth capital expenditures	$268	$406	$529	$677

(1) Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $94 million and $176 million for the three and six months ended June 30, 2019, respectively, and $71 million and $145 million for the three and six months ended June 30, 2018, respectively. Third party revenues for the G&P segment were $716 million and $1,472 million for the three and six months ended June 30, 2019, respectively, and $731 million and $1,434 million for the three and six months ended June 30, 2018, respectively.
(2) See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

(In millions)	June 30, 2019	December 31, 2018
Segment assets
Cash and cash equivalents	$7	$68
L&S(1)	7,083	6,566
G&P(1)	16,656	16,145
Total assets	$23,746	$22,779
(1) Equity method investments included in L&S assets were $1.17 billion at June 30, 2019 and $1.12 billion at December 31, 2018. Equity method investments included in G&P assets were $3.24 billion at June 30, 2019 and $3.05 billion at December 31, 2018.

The table below provides a reconciliation between “Net income” and Segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$569	$526	$1,128	$963
G&P Segment Adjusted EBITDA	351	341	722	664
Total reportable segments	920	867	1,850	1,627
Depreciation and amortization(1)	(214)	(188)	(425)	(364)
(Provision)/benefit for income taxes	(1)	(1)	1	(5)
Amortization of deferred financing costs	(13)	(15)	(26)	(31)
Non-cash equity-based compensation	(3)	(5)	(9)	(9)
Net interest and other financial costs	(157)	(136)	(315)	(250)
Income from equity method investments	73	50	143	111
Distributions/adjustments related to equity method investments	(120)	(112)	(228)	(202)
Unrealized derivative losses(2)	—	(8)	(4)	(1)
Acquisition costs	(4)	—	(4)	(3)
Adjusted EBITDA attributable to noncontrolling interests	7	4	14	6
Net income	$488	$456	$997	$879

(1) Depreciation and amortization attributable to L&S was $70 million and $140 million for the three and six months ended June 30, 2019, respectively, and $61 million and $109 million for the three and six months ended June 30, 2018, respectively. Depreciation and amortization attributable to G&P was $144 million and $285 million for the three and six months ended June 30, 2019, respectively, and $127 million and $255 million for the three and six months ended June 30, 2018, respectively.
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

10. Inventories

Inventories consist of the following:

(In millions)	June 30, 2019	December 31, 2018
NGLs	$5	$9
Line fill	7	9
Spare parts, materials and supplies	65	59
Total inventories	$77	$77

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	June 30, 2019	December 31, 2018
Natural gas gathering and NGL transportation pipelines and facilities	$6,211	$5,926
Processing, fractionation and storage facilities	5,365	5,336
Pipelines and related assets	2,630	2,560
Barges and towing vessels	657	620
Terminals and related assets	1,185	1,178
Refinery related assets	949	938
Land, building, office equipment and other	1,005	957
Construction-in-progress	1,084	801
Total	19,086	18,316
Less accumulated depreciation	4,065	3,677
Property, plant and equipment, net	$15,021	$14,639

12. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 13. The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	June 30, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(65)	$—	$(61)
Total carrying value on Consolidated Balance Sheets	$—	$(65)	$—	$(61)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.46 to $1.14 and (2) the probability of renewal of 92 percent for the first five-year term and 82 percent for the second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of June 30, 2019 or December 31, 2018.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(65)	$(2)	$(58)
Total losses (realized and unrealized) included in earnings(1)	—	(1)	(1)	(11)
Settlements	—	1	1	3
Fair value at end of period	—	(65)	(2)	(66)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$—	$(2)	$(1)	$(10)

(1) Gains and losses on commodity derivative contracts classified as Level 3 are recorded in “Product sales” on the Consolidated Statements of Income. Gains and losses on derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues” on the Consolidated Statements of Income.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(61)	$(2)	$(64)
Total losses (realized and unrealized) included in earnings(1)	—	(7)	(1)	(8)
Settlements	—	3	1	6
Fair value at end of period	—	(65)	(2)	(66)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$—	$(5)	$—	$(5)
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

	June 30, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$15,282	$14,123	$13,169	$13,484
SMR liability	$94	$83	$92	$86

13. Derivative Financial Instruments

As of June 30, 2019, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of June 30, 2019 and December 31, 2018, the estimated fair value of this contract was a liability of $65 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2019 and December 31, 2018, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	June 30, 2019		December 31, 2018
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(7)	$—	$(7)
Other noncurrent assets / Deferred credits and other liabilities	—	(58)	—	(54)
Total	$—	$(65)	$—	$(61)
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

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Product sales
Realized (loss)/gain	$—	$(1)	$—	$(1)
Unrealized (loss)/gain	—	—	—	1
Product sales derivative (loss)/gain	—	(1)	—	—
Purchased product costs
Realized (loss)/gain	(1)	(3)	(3)	(6)
Unrealized (loss)/gain	—	(8)	(4)	(2)
Purchased product costs derivative (loss)/gain	(1)	(11)	(7)	(8)
Cost of revenues
Realized (loss)/gain	—	—	—	—
Unrealized (loss)/gain	—	—	—	—
Cost of revenues derivative (loss)/gain	—	—	—	—
Total derivative (loss)/gain	$(1)	$(12)	$(7)	$(8)

14. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2019	December 31, 2018
MPLX LP:
Bank revolving credit facility due 2022	$615	$—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
Financing lease obligations(1)	8	6
Total	14,473	13,856
Unamortized debt issuance costs	(95)	(97)
Unamortized discount	(342)	(366)
Amounts due within one year	(6)	(1)
Total long-term debt due after one year	$14,030	$13,392
(1)    See Note 19 for lease information.

Credit Agreement

MPLX has a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (the “MPLX Credit Agreement”). During the six months ended June 30, 2019, MPLX borrowed $2,275 million under the MPLX Credit Agreement, at an average interest rate of 3.802 percent, and repaid $1,660 million. At June 30, 2019, MPLX had $615 million outstanding borrowings and $3 million letters of credit outstanding under the facility, resulting in total availability of $1.632 billion, or 72.5 percent of the borrowing capacity.

Senior Notes

On December 10, 2018, MPLX redeemed all $750 million of its 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by the MarkWest subsidiary. These notes were redeemed at 101.833 percent of the principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent unsecured senior notes due February 2029 and $1.5 billion aggregate principal amount of 5.5 percent unsecured senior notes due February 2049 (collectively, the “November 2018 New Senior Notes”). The November 2018 New Senior Notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement and to redeem all $750 million of its 5.5 percent senior notes due February 2023, as well as for general business purposes. Interest on each series of the November 2018 New Senior Notes is payable semi-annually in arrears, commencing on February 15, 2019.

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

15. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$33	$415	$448
Service revenue - related parties	620	—	620
Service revenue - product related	—	26	26
Product sales(1)	2	166	168
Product sales - related parties	2	12	14
Total revenues from contracts with customers	$657	$619	1,276
Non-ASC 606 revenue(2)			353
Total revenues and other income			$1,629

	Three Months Ended June 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$32	$378	$410
Service revenue - related parties	549	—	549
Service revenue - product related	—	51	51
Product sales(1)	1	207	208
Product sales - related parties	2	11	13
Total revenues from contracts with customers	$584	$647	1,231
Non-ASC 606 revenue(2)			347
Total revenues and other income			$1,578

	Six Months Ended June 30, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$67	$819	$886
Service revenue - related parties	1,198	—	1,198
Service revenue - product related	—	60	60
Product sales(1)	3	367	370
Product sales - related parties	4	21	25
Total revenues from contracts with customers	$1,272	$1,267	2,539
Non-ASC 606 revenue(2)			736
Total revenues and other income			$3,275

	Six Months Ended June 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$60	$732	$792
Service revenue - related parties	1,020	—	1,020
Service revenue - product related	—	95	95
Product sales(1)	2	412	414
Product sales - related parties	3	14	17
Total revenues from contracts with customers	$1,085	$1,253	2,338
Non-ASC 606 revenue(2)			660
Total revenues and other income			$2,998

(1) G&P “Product sales” for the three and six months ended June 30, 2018 includes approximately $2 million and $1 million of revenue related to derivative gains and losses and mark-to-market adjustments, respectively. There were no adjustments for the three and six months ended June 30, 2019.
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

The table below reflects the changes in our contract balances for the period ended June 30, 2019:

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at June 30, 2019
Contract assets	$4	$2	$(1)	$5
Deferred revenue	4	2	(1)	5
Deferred revenue - related parties	50	4	(17)	37
Long-term deferred revenue	10	3	—	13
Long-term deferred revenue - related parties	$42	$(2)	$—	$40
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

As of June 30, 2019, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $93 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 25 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2019	$587
2020	1,181
2021	1,196
2022	1,181
2023 and thereafter	5,655
Total revenue on remaining performance obligations(1),(2),(3)	$9,800
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

16. Supplemental Cash Flow Information

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$7	$68
Restricted cash(1)	—	8
Cash, cash equivalents and restricted cash	$7	$76
(1) The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$284	$154
Income taxes paid	—	1
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	35	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	1	2
ROU assets obtained in exchange for new operating lease obligations	6	—
ROU assets obtained in exchange for new finance lease obligations	$3	$—

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Six Months Ended June 30,
(In millions)	2019	2018
(Decrease)/increase in capital accruals	$(85)	$115

17. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2018 through June 30, 2019.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2018(1)	$(14)	$(2)	$(16)
Other comprehensive income - remeasurements(2)	—	1	1
Balance at June 30, 2019(1)	$(14)	$(1)	$(15)

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

18. Equity-Based Compensation

Phantom Units – The following is a summary of phantom unit award activity of MPLX LP common units for the six months ended June 30, 2019:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2018	1,154,335	$34.34
Granted	197,345	33.08
Settled	(377,559)	33.42
Forfeited	(16,255)	34.82
Outstanding at June 30, 2019	957,866	$34.44

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

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the six months ended June 30, 2019:

Number of Units
Outstanding at December 31, 2018	1,941,750
Granted	987,994
Settled	(772,397)
Forfeited	—
Outstanding at June 30, 2019	2,157,347

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

Under ASC 842, the components of lease costs were as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Components of lease costs:
Operating lease costs	$4	$14	$8	$28
Variable lease cost	—	1	—	3
Short-term lease cost	—	11	—	21
Total lease cost	$4	$26	$8	$52

Supplemental balance sheet data related to leases were as follows:

	June 30, 2019
(In millions)	Related Party	Third Party
Operating leases
Assets
Right of use assets	$232	$255
Liabilities
Operating lease liabilities	1	47
Long-term operating lease liabilities	231	209
Total operating lease liabilities	$232	$256
Weighted average remaining lease term	47.67 years	6.74 years
Weighted average discount rate	5.80%	4.31%

Finance leases
Assets
Property, plant and equipment, gross		$27
Accumulated depreciation		9
Property, plant and equipment, net		18
Liabilities
Other current liabilities		6
Long-term debt		2
Total finance lease liabilities		$8
Weighted average remaining lease term		16.82 years
Weighted average discount rate		5.76%

As of June 30, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2019	$8	$30	$1
2020	14	55	6
2021	14	52	—
2022	14	47	—
2023	14	43	—
2024 and thereafter	619	68	7
Gross lease payments	683	295	14
Less: imputed interest	451	39	6
Total lease liabilities	$232	$256	$8

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

Lessor

Based on the terms of fee-based transportation and storage services agreements with MPC as well as certain natural gas gathering, transportation and processing agreements, MPLX is considered to be the lessor under several operating lease arrangements in accordance with GAAP. The agreements with MPC have remaining terms ranging from less than one year to 12 years with renewal options ranging from zero to 10 years. MPLX’s primary natural gas lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2023 and 2033, these contracts will continue thereafter on a year-to-year basis until terminated by either party. MPLX’s revenue from its lease arrangements, excluding executory costs, totaled approximately $216 million and $464 million for the three and six months ended June 30, 2019, respectively.

MPLX did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contract allocated to the lease component based on relative standalone selling price. Lessor agreements are currently deemed operating, as we elected the practical expedient to carry forward historical classification conclusions. We will determine the impact of the new standard on these arrangements if and when a modification occurs and they are required to be assessed under ASC 842. MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases.

MPLX’s lease arrangements related to the processing facilities contain contingent rental provisions whereby MPLX receives additional fees if the producer customer exceeds the monthly minimum processed volumes. During the three and six months ended June 30, 2019, MPLX received less than $1 million of contingent lease payments.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of June 30, 2019:

(In millions)	Related Party	Third Party	Total
2019	$316	$90	$406
2020	633	178	811
2021	636	169	805
2022	635	166	801
2023	623	161	784
2024 and thereafter	2,409	1,264	3,673
Total minimum future rentals	$5,252	$2,028	$7,280

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2018:

(In millions)	Related Party	Third Party	Total
2019	$748	$160	$908
2020	750	159	909
2021	627	150	777
2022	627	148	775
2023	616	142	758
2024 and thereafter	2,321	1,111	3,432
Total minimum future rentals	$5,689	$1,870	$7,559

The following schedule summarizes MPLX’s investment in assets held for operating lease by major classes as of June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Natural gas gathering and NGL transportation pipelines and facilities	$1,038	$964
Processing, fractionation and storage facilities	1,550	1,398
Pipelines and related assets	275	266
Barges and towing vessels	656	619
Terminals and related assets	1,185	1,178
Refinery related assets	949	938
Land, building, office equipment and other	207	162
Total	5,860	5,525
Less accumulated depreciation	2,230	2,038
Property, plant and equipment, net	$3,630	$3,487

20. Commitments and Contingencies

MPLX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which MPLX has not recorded an accrued liability, MPLX is unable to estimate a range of possible losses for the reasons discussed in more detail below. For matters for which MPLX has recorded an accrued liability, MPLX does not consider it reasonably possible that a loss resulting from such matter in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental Matters – MPLX is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance.

At June 30, 2019 and December 31, 2018, accrued liabilities for remediation totaled $16 million and $14 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At June 30, 2019 and December 31, 2018, there were no balances with MPC for indemnification of environmental costs.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on MPLX LP cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Other Lawsuits – MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in Pennsylvania, West Virginia and Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania,

West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties sought in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon sought in excess of $40 million, plus an unspecified amount of punitive damages. On July 31, 2019, Westcon and the MPLX Parties reached an agreement to resolve the disputes among those parties relating to the Bluestone processing complex in Pennsylvania. The settlement will not have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX does not consider it reasonably possible that a loss resulting from the remaining lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In connection with our approximate 9 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of Bakken Pipeline system. As of June 30, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Contractual Commitments and Contingencies – At June 30, 2019, MPLX’s contractual commitments to acquire property, plant and equipment totaled $528 million. These commitments were primarily related to plant expansion projects for the

Marcellus and Southwest Operations. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2019, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

21. Subsequent Events

As previously disclosed, on May 7, 2019, ANDX, TLGP, MPLX, MPLX GP and Merger Sub, entered into a Merger Agreement that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly-owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. Also effective July 30, 2019 in connection with the closing of the Merger, MPLX amended and restated its existing $2.25 billion revolving credit facility to increase borrowing capacity to up to $3.5 billion and extend its term to July 30, 2024. ANDX’s revolving credit facilities totaling $2.1 billion in borrowing capacity were terminated upon the closing and repaid with borrowings under the MPLX revolving credit facility. Additionally, on July 31, 2019, MPLX upsized its existing $1.0 billion intercompany loan agreement with MPC to $1.5 billion. See Note 3 for additional information related to this transaction.

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

•	MPLX’s acquisition of ANDX;

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

•
the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe, and the effects of any such divestitures on the business, financial condition, results of operations and cash flows;

•	adverse changes in laws including with respect to tax and regulatory matters;

•	modifications to financial policies, capital budgets, and earnings and distributions;

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

•
changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit, changes affecting the credit markets generally and our ability to manage such changes; and

For additional risk factors affecting our business, see “Item 1A. Risk Factors” below, together with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the three months ended June 30, 2019 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•
L&S Segment Adjusted EBITDA increased approximately $43 million, or 8 percent, for the three months ended June 30, 2019 compared to the same period of 2018. This increase is primarily attributable to higher transportation volumes and rates. L&S Segment Adjusted EBITDA was also impacted by increased fees from Refining Logistics and Fuels Distribution, increased terminal throughputs and marine vessels as well as the acquisition of the Mt. Airy terminal in the third quarter of 2018.

•
G&P Segment Adjusted EBITDA increased approximately $10 million, or 3 percent, for the three months ended June 30, 2019 compared to the same period of 2018. The increase can be attributed to additional fees from increased volumes which were partially offset by price impacts and major maintenance downtime at our Javelina facility. The G&P segment realized volume increases during the second quarter of 2019 primarily due to continued growth in the Marcellus and Southwest as volumes continue to increase at recently completed plants/expansions when comparing second quarter 2019 to the same period in 2018. Compared to the second quarter of 2018, processing volumes were up approximately 15 percent, fractionated volumes were up approximately 13 percent and gathering volumes were up approximately 15 percent.

Other Highlights

•
Announced a final investment decision to move forward with the design and construction of the Whistler Pipeline after having secured sufficient firm transportation agreements with shippers. The majority of available capacity on the planned pipeline has been subscribed and committed by long-term transportation agreements. The Whistler Pipeline is being designed to transport approximately 2 Bcf/d of natural gas through approximately 475 miles of 42-inch pipeline from Waha, Texas, to the Agua Dulce area in South Texas.

•
During the six months ended June 30, 2019, we did not issue any common units under our ATM Program. As of June 30, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

•	Continued focus on portfolio optimization, which could include asset divestitures

RECENT DEVELOPMENTS

As previously disclosed, on May 7, 2019, ANDX, Tesoro Logistics GP, LLC, then the general partner of ANDX (“TLGP”), MPLX, MPLX GP LLC, the general partner of MPLX (“MPLX GP”), and MPLX MAX LLC, a wholly-owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly-owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units.

The assets of ANDX consist of a network of owned and operated crude oil, refined product and natural gas pipelines; terminals with crude oil and refined products storage capacity; rail loading and offloading facilities; marine terminals including storage;

bulk petroleum distribution facilities; a trucking fleet; and natural gas processing and fractionation complexes. The assets are located in the western and inland regions of the United States.

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

RESULTS OF OPERATIONS

The following tables and discussion is a summary of our results of operations for the three and six months ended June 30, 2019 and 2018, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” the most directly comparable GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Total revenues and other income	$1,629	$1,578	$51	$3,275	$2,998	$277
Costs and expenses:
Cost of revenues (excludes items below)	233	233	—	443	439	4
Purchased product costs	166	204	(38)	360	391	(31)
Rental cost of sales	28	33	(5)	65	62	3
Rental cost of sales - related parties	2	—	2	5	1	4
Purchases - related parties	239	223	16	451	400	51
Depreciation and amortization	214	188	26	425	364	61
General and administrative expenses	69	72	(3)	151	141	10
Other taxes	19	17	2	38	35	3
Total costs and expenses	970	970	—	1,938	1,833	105
Income from operations	659	608	51	1,337	1,165	172
Related party interest and other financial costs	1	1	—	2	2	—
Interest expense, net of amounts capitalized	156	135	21	312	247	65
Other financial costs	13	15	(2)	27	32	(5)
Income before income taxes	489	457	32	996	884	112
(Benefit)/provision for income taxes	1	1	—	(1)	5	(6)
Net income	488	456	32	997	879	118
Less: Net income attributable to noncontrolling interests	6	3	3	12	5	7
Net income attributable to MPLX LP	482	453	29	985	874	111

Adjusted EBITDA attributable to MPLX LP(1)	920	867	53	1,850	1,627	223
DCF(1)	741	695	46	1,498	1,314	184
DCF attributable to GP and LP unitholders(1)	$699	$675	$24	$1,436	$1,278	$158
(1) Non-GAAP financial measure. See the following tables for reconciliations to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$488	$456	$32	$997	$879	$118
Provision for income taxes	1	1	—	(1)	5	(6)
Amortization of deferred financing costs	13	15	(2)	26	31	(5)
Net interest and other financial costs	157	136	21	315	250	65
Income from operations	659	608	51	1,337	1,165	172
Depreciation and amortization	214	188	26	425	364	61
Non-cash equity-based compensation	3	5	(2)	9	9	—
Income from equity method investments	(73)	(50)	(23)	(143)	(111)	(32)
Distributions/adjustments related to equity method investments	120	112	8	228	202	26
Unrealized derivative losses/(gains)(1)	—	8	(8)	4	1	3
Acquisition costs	4	—	4	4	3	1
Adjusted EBITDA	927	871	56	1,864	1,633	231
Adjusted EBITDA attributable to noncontrolling interests	(7)	(4)	(3)	(14)	(6)	(8)
Adjusted EBITDA attributable to MPLX LP(2)	920	867	53	1,850	1,627	223
Deferred revenue impacts	9	2	7	17	11	6
Net interest and other financial costs	(157)	(136)	(21)	(315)	(250)	(65)
Maintenance capital expenditures	(34)	(33)	(1)	(53)	(58)	5
Equity method investment capital expenditures paid out	(5)	(5)	—	(9)	(16)	7
Other	8	—	8	8	—	8
DCF	741	695	46	1,498	1,314	184
Preferred unit distributions	(42)	(20)	(22)	(62)	(36)	(26)
DCF attributable to GP and LP unitholders	699	675	24	1,436	1,278	158
Series B preferred unit distributions	21	—	21	21	—	21
Adjusted DCF attributable to GP and LP unitholders	$720	$675	$45	$1,457	$1,278	$179
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
(2) For the three months ended June 30, 2019, the L&S and G&P segments made up $569 million and $351 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended June 30, 2018, the L&S and G&P segments made up $526 million and $341 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2019, the L&S and G&P segments made up $1,128 million and $722 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2018, the L&S and G&P segments made up $963 million and $664 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Six Months Ended June 30,
(In millions)	2019	2018	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,452	$1,290	$162
Changes in working capital items	62	33	29
All other, net	4	14	(10)
Non-cash equity-based compensation	9	9	—
Net (loss)/gain on disposal of assets	4	—	4
Net interest and other financial costs	315	250	65
Current income taxes	1	—	1
Asset retirement expenditures	1	5	(4)
Unrealized derivative losses/(gains)(1)	4	1	3
Acquisition costs	4	3	1
Other adjustments to equity method investment distributions	8	27	(19)
Other	—	1	(1)
Adjusted EBITDA	1,864	1,633	231
Adjusted EBITDA attributable to noncontrolling interests	(14)	(6)	(8)
Adjusted EBITDA attributable to MPLX LP(2)	1,850	1,627	223
Deferred revenue impacts	17	11	6
Net interest and other financial costs	(315)	(250)	(65)
Maintenance capital expenditures	(53)	(58)	5
Equity method investment capital expenditures paid out	(9)	(16)	7
Other	8	—	8
DCF	1,498	1,314	184
Preferred unit distributions	(62)	(36)	(26)
DCF attributable to GP and LP unitholders	1,436	1,278	158
Series B preferred unit distributions	21	—	21
Adjusted DCF attributable to GP and LP unitholders	$1,457	$1,278	$179
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
(2) For the six months ended June 30, 2019, the L&S and G&P segments made up $1,128 million and $722 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2018, the L&S and G&P segments made up $963 million and $664 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Total revenues and other income increased $51 million in the second quarter of 2019 compared to the same period of 2018. This variance was due mainly to increased volumes and prices for pipeline transportation, terminals and marine of approximately $41 million. Equity method investments provided a $23 million increase which was mainly attributable to increased volumes in the Sherwood Midstream, MarEn Bakken Company LLC, Utica EMG, Jefferson Dry Gas and the Explorer Pipeline Company joint ventures. G&P volumes in the Marcellus and Southwest also contributed to the increase in revenues of approximately $74 million. These increases were offset by lower revenues in the G&P segment due to lower prices in the Marcellus, Southern Appalachia and Southwest of approximately $100 million as well as by a decrease in the Delaware Basin Residue, LLC and LOOP LLC joint ventures. The remainder of the increase relates to the Mt. Airy acquisition, the Robinson Butane Cavern and the recognition of revenue related to volume deficiencies.

Purchased product costs decreased $38 million in the second quarter of 2019 compared to the same period of 2018. This variance was primarily due to lower prices of $70 million, partially offset by higher volumes of $40 million in the Southwest. In addition, there was a decrease in unrealized losses associated with derivatives which was driven by higher unrealized losses in 2018 as a result of an increasing fractionation spread during the period.

Purchases - related parties increased $16 million in the second quarter of 2019 compared to the same period of 2018. This variance is primarily due to increases in employee-related costs.

Depreciation and amortization expense increased $26 million in the second quarter of 2019 compared to the same period of 2018. This variance was primarily due to the acquisitions of the Mt. Airy Terminal, additions to in-service property, plant and equipment throughout 2018 and the first six months of 2019 as well as write-downs of equipment no longer in use.

Net interest expense and other financial costs increased $19 million in the second quarter of 2019 compared to the same period of 2018. The increase is mainly due to increased interest and financing costs related to the new senior notes.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Total revenues and other income increased $277 million in the first six months of 2019 compared to the same period of 2018. This variance was due mainly to a $110 million increase from the acquisition of Refining Logistics and Fuels Distribution and increased volumes and prices for pipeline transportation, terminals and marine of $82 million. We also experienced higher revenues from G&P volume growth in the Marcellus and Southwest of approximately $180 million offset by decreased pricing on product sales of approximately $156 million in the Marcellus, Southern Appalachia and Southwest. Equity method investments provided a $32 million increase which was mainly attributable to increased volumes in the MarEn Bakken Company, LLC, Sherwood Midstream, Jefferson Dry Gas, Lincoln Pipeline LLC, and Utica EMG. These increases were partially offset by a decrease in the Explorer Pipeline Co., Delaware Basin Residue, LLC, LOCAP LLC and LOOP LLC joint ventures. The remainder of the increase relates to the Mt. Airy acquisition, the Robinson Butane Cavern and the recognition of revenue related to volume deficiencies.

Purchased product costs decreased $31 million in the first six months of 2019 compared to the same period of 2018. This was primarily due to lower prices of $112 million in the Southwest and Southern Appalachia, partially offset by higher volumes of $79 million in the Southwest in addition to a slight increase in unrealized derivative losses.

Purchases-related parties increased $51 million in the first six months of 2019 compared to the same period of 2018. The increase was primarily due to the acquisition of Refining Logistics and Fuels Distribution with a portion also being attributable to increases in employee-related costs.

Depreciation and amortization expense increased $61 million in the first six months of 2019 compared to the same period of 2018. This variance was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal, additions to in-service property, plant and equipment throughout 2018 and the first six months of 2019, as well as write-downs of equipment no longer in use.

General and administrative expenses increased $10 million in the first six months of 2019 compared to the same period of 2018. This variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution and other employee-related costs.

Net interest expense and other financial costs increased $60 million in the first six months of 2019 compared to the same period of 2018. The increase is primarily due to increased interest and financing costs related to the new senior notes.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and six months ended June 30, 2019 and 2018.

L&S Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Service revenue	$653	$581	$72	$1,265	$1,080	$185
Rental income	164	190	(26)	363	335	28
Product related revenue	4	3	1	7	5	2
Income from equity method investments	47	36	11	88	80	8
Other income	17	12	5	28	24	4
Total segment revenues and other income	885	822	63	1,751	1,524	227
Cost of revenues	102	103	(1)	197	190	7
Purchases - related parties	190	181	9	360	319	41
Depreciation and amortization	70	61	9	140	109	31
General and administrative expenses	29	35	(6)	72	70	2
Other taxes	8	8	—	16	17	(1)
Segment income from operations	486	434	52	966	819	147
Depreciation and amortization	70	61	9	140	109	31
Income from equity method investments	(47)	(36)	(11)	(88)	(80)	(8)
Distributions/adjustments related to equity method investments	55	64	(9)	101	107	(6)
Acquisition costs	4	—	4	4	3	1
Non-cash equity-based compensation	1	3	(2)	5	5	—
Segment adjusted EBITDA(1)	569	526	43	1,128	963	165

Maintenance capital expenditures	$19	$25	$(6)	$32	$47	$(15)
(1) See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Service revenue increased $72 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to $13 million of revenue from increased transportation volumes, partially attributable to the completion of the Ozark expansion; $14 million of revenue from increased transportation prices; $4 million from increased fees from Refining Logistics and Fuels Distribution; $7 million from increased terminal throughput; $3 million from additional storage capacity; a $7 million increase from additional marine vessels; and a $27 million increase in service revenue with a corresponding decrease to rental income due to a change in lease classification. These increases were offset by a $2 million decrease in the recognition of revenue related to volume deficiencies.

Rental income decreased $26 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to a $27 million decrease to rental income with a corresponding increase to service revenue due to a change in lease classification and a $7 million decrease due to the acceleration of straight-line rent, both due to a change in lease classification. These decreases were partially offset by an additional $7 million from the acquisition of the Mt. Airy Terminal.

Income from Equity method investments increased $11 million in the second quarter of 2019 compared to the same period of 2018 due to increased income from MarEn Bakken, Explorer, and Lincoln, primarily due to increased throughput volumes, slightly offset by decreased income from LOCAP primarily due to lower throughput volumes.

Purchases - related parties increased $9 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to increased employee-related charges.

Depreciation and amortization increased $9 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to the acquisition of the Mt. Airy Terminal as well as additions to in-service property, plant and equipment throughout 2018 and the first six months of 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Service revenue increased $185 million in the first six months of 2019 compared to the same period of 2018. This was primarily due to an additional $69 million of revenue due to the acquisition of Refining Logistics and Fuels Distribution as well as from the annual fee escalation; $50 million of revenue from increased transportation volumes, partially attributable to the completion of the Ozark expansion; $8 million of revenue from increased transportation prices; $6 million of revenue from additional storage capacity; $12 million from increased terminal throughput; $12 million from additional marine vessels, and a $27 million increase due to the reclassification of certain lease revenue from rental income to service revenue.

Rental income increased $28 million in the first six months of 2019 compared to the same period of 2018. This was primarily due to an additional $41 million of revenue from the acquisition of Refining Logistics, $5 million from the completion of a new butane cavern, and $13 million from the acquisition of the Mt. Airy Terminal. These increases were offset by a $27 million decrease due to the reclassification of certain lease revenue from rental income to service revenue and by a $7 million decrease due to the acceleration of straight-line rent, both due to a change in lease classification.

Income from Equity method investments increased 8 million in the first six months of 2019 compared to the same period of 2018. This increase was due to increased income from MarEn Bakken and Lincoln, primarily due to increased throughput volumes, offset by decreased income from LOCAP primarily due to lower throughput volumes and decreased income from Explorer primarily due to an upward adjustment to income in 2018 for a change in corporate tax rate.

Cost of revenues increased $7 million in the first six months of 2019 compared to the same period of 2018. This was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern, partially offset by lower project spend due to the timing of projects.

Purchases - related parties increased $41 million in the first six months of 2019 compared to the same period of 2018. This was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as increased employee-related costs.

Depreciation and amortization increased $31 million in the first six months of 2019 compared to the same period of 2018. This was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal as well as additions to in-service property, plant and equipment throughout 2018 and the first six months of 2019.

MPC Minimum Volume Commitments

During both the second quarter and first six months of 2019, MPC did not ship its minimum committed volumes on certain of our pipeline systems. As a result, for the first six months, MPC was obligated to make a $14 million deficiency payment, of which $4 million was paid in the second quarter of 2019. We record deficiency payments as “Current liabilities - related parties” on our Consolidated Balance Sheets. In the second quarter and first six months of 2019, we recognized revenue of $11 million and $27 million related to MPC’s volume deficiency credits, respectively. At June 30, 2019, the cumulative balance of “Current liabilities - related parties” on our Consolidated Balance Sheets related to volume deficiencies was $31 million. The following table presents the future expiration dates of the associated deferred revenue credits as of June 30, 2019:

(In millions)
September 30, 2019	$11
December 31, 2019	10
March 31, 2020	6
June 30, 2020	4
Total	$31

We will recognize revenue for the deficiency payments in future periods at the earlier of when volumes are transported in excess of the minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon expiration of the credits. Deficiency payments are included in the determination of DCF in the period in which a deficiency occurs.

G&P Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Service revenue	$415	$378	$37	$819	$732	$87
Rental income	84	84	—	172	163	9
Product related revenue	204	267	(63)	448	520	(72)
Income from equity method investments	26	14	12	55	31	24
Other income	15	13	2	30	28	2
Total segment revenues and other income	744	756	(12)	1,524	1,474	50
Cost of revenues	161	163	(2)	316	312	4
Purchased product costs	166	204	(38)	360	391	(31)
Purchases - related parties	49	42	7	91	81	10
Depreciation and amortization	144	127	17	285	255	30
General and administrative expenses	40	37	3	79	71	8
Other taxes	11	9	2	22	18	4
Segment income from operations	173	174	(1)	371	346	25
Depreciation and amortization	144	127	17	285	255	30
Income from equity method investments	(26)	(14)	(12)	(55)	(31)	(24)
Distributions/adjustments related to equity method investments	65	48	17	127	95	32
Unrealized derivative loss/(gain)(1)	—	8	(8)	4	1	3
Non-cash equity-based compensation	2	2	—	4	4	—
Adjusted EBITDA attributable to noncontrolling interests	(7)	(4)	(3)	(14)	(6)	(8)
Segment adjusted EBITDA(2)	351	341	10	722	664	58

Maintenance capital expenditures	$15	$8	$7	$21	$11	$10
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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Service revenue increased $37 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to higher fees from higher volumes in the Marcellus and Southwest.

Product related revenue decreased $63 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices in the Southwest, Southern Appalachia and Marcellus of approximately $100 million offset by volume increases in the Southwest. A portion of the volume increase in the Southwest was offset by a volume decrease due to downtime at the Javelina facility.

Income from equity method investments increased $12 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to growth in the Sherwood Midstream joint venture due to additional plants coming online at the end of 2018, an increase in the Utica EMG joint venture as a result of assets written off in the prior period, and an increase in the Jefferson Dry Gas joint venture as a result of higher dry gas gathering volumes, partially offset by a decrease in the Delaware Basin Residue, LLC joint venture driven by unrealized derivative losses.

Purchased product costs decreased $38 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices of $70 million in the Southwest, partially offset by higher volumes of $40 million in the Southwest. In addition, there was a decrease in unrealized losses associated with derivatives which was driven by higher unrealized losses in 2018 as a result of an increasing fractionation spread during the period.

Purchases - related parties increased $7 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to increases in employee-related costs.

Depreciation and amortization increased $17 million in the second quarter of 2019 compared to the same period of 2018. This was primarily due to additions to in-service property, plant and equipment throughout 2018 and the first six month of 2019, as well as the write-down of equipment no longer in use.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Service revenue increased $87 million in the first half of 2019 compared to the same period of 2018. This was primarily due to higher fees from higher volumes in the Marcellus and Southwest.

Rental income increased $9 million in the first half of 2019 compared to the same period of 2018. This was primarily due to fees from higher volumes in the Marcellus.

Product related revenue decreased $72 million in the first half of 2019 compared to the same period of 2018. This was primarily due to lower prices in the Southwest, Southern Appalachia and Marcellus of $156 million offset by volume increases in the Southwest. A portion of the volume increase in the Southwest was offset by a volume decrease due to downtime at the Javelina facility.

Income from equity method investments increased $24 million in the first half of 2019 compared to the same period of 2018. This was primarily due to growth in the Sherwood Midstream joint venture due to additional plants coming online at the end of 2018, an increase in the Jefferson Dry Gas joint venture as a result of higher dry gas gathering volumes, and an increase in the Utica EMG joint venture as a result of assets written off in the prior period, partially offset by a decrease in the Delaware Basin Residue, LLC joint venture driven by unrealized derivative losses.

Purchased product costs decreased $31 million in the first half of 2019 compared to the same period of 2018. This was primarily due to lower prices of $112 million in the Southwest and Southern Appalachia, partially offset by higher volumes of $79 million in the Southwest in addition to a slight increase in unrealized derivative losses.

Purchases - related parties increased $10 million in the first half of 2019 compared to the same period of 2018. This was primarily due to increases in employee-related costs.

Depreciation and amortization increased $30 million in the first half of 2019 compared to the same period of 2018. This was primarily due to additions to in-service property, plant and equipment throughout 2018 and the first six months of 2019, as well as the write-down of equipment no longer in use.

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

OPERATING DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	2,263	2,229	2,216	2,119
Product pipelines	1,226	1,164	1,234	1,110
Total pipelines	3,489	3,393	3,450	3,229

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.63	$0.58	$0.62	$0.57
Product pipelines	0.84	0.76	0.82	0.76
Total pipelines	$0.71	$0.64	$0.69	$0.64

Terminal throughput (mbpd)	1,509	1,485	1,470	1,465

Marine Assets (number in operation)(2)
Barges	261	256	261	256
Towboats	23	20	23	20

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,266	1,266	1,147	1,147
Utica Operations	—	2,066	—	1,654
Southwest Operations	1,617	1,617	1,492	1,494
Total gathering throughput	2,883	4,949	2,639	4,295

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,216	5,202	3,716	4,286
Utica Operations	—	823	—	876
Southwest Operations	1,558	1,558	1,401	1,401
Southern Appalachian Operations	243	243	254	254
Total natural gas processed	6,017	7,826	5,371	6,817

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	440	440	362	362
Utica Operations(5)	—	40	—	45
Southwest Operations	3	3	19	19
Southern Appalachian Operations(6)	12	12	13	13
Total C2 + NGLs fractionated(7)	455	495	394	439

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,274	1,274	1,135	1,135
Utica Operations	—	2,087	—	1,612
Southwest Operations	1,600	1,600	1,484	1,486
Total gathering throughput	2,874	4,961	2,619	4,233

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,185	5,175	3,656	4,201
Utica Operations	—	820	—	906
Southwest Operations	1,578	1,578	1,364	1,364
Southern Appalachian Operations	239	239	253	253
Total natural gas processed	6,002	7,812	5,273	6,724

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	430	430	357	357
Utica Operations(5)	—	43	—	45
Southwest Operations	10	10	17	17
Southern Appalachian Operations(6)	12	12	13	13
Total C2 + NGLs fractionated(7)	452	495	387	432

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.51	$2.83	$2.69	$2.84
C2 + NGL Pricing ($ per gallon)(8)	$0.52	$0.78	$0.57	$0.76
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
(6) Includes NGLs fractionated for the Marcellus Operations and Utica Operations.
(7) Purity ethane makes up approximately 195 mbpd and 176 mbpd of total MPLX Operated, fractionated products for the three months ended June 30, 2019 and 2018, respectively, and approximately 192 mbpd and 176 mbpd of total fractionated products for the six months ended June 30, 2019 and 2018, respectively. Purity ethane makes up approximately 189 mbpd and 161 mbpd of total MPLX LP consolidated, fractionated products for the three months ended June 30, 2019 and 2018, respectively, and approximately 183 mbpd and 162 mbpd of total fractionated products for the six months ended June 30, 2019 and 2018, respectively.
(8) C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash was $7 million at June 30, 2019 and $76 million at December 31, 2018. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$1,452	$1,290
Investing activities	(1,175)	(954)
Financing activities	(346)	(336)
Total	$(69)	$—

Net cash provided by operating activities increased $162 million in the first six months of 2019 compared to the first six months of 2018, primarily due to the increase in net income period over period which was most impacted by the inclusion of Refining Logistics and Fuels Distribution for the full six months of 2019 compared to only five months being included in the first six months of 2018. Changes in working capital and increased distributions from equity method investments made up the majority of the remainder of the change.

Net cash used in investing activities increased $221 million in the first six months of 2019 compared to the first six months of 2018, primarily due to increased investments in equity method investments.

Financing activities were a $346 million use of cash in the first six months of 2019 compared to a $336 million use of cash in the first six months of 2018. The use of cash for the first six months of 2019 was primarily due to distributions of $1,038 million to common unitholders, distributions of $40 million to Series A preferred unitholders and distributions of $12 million to noncontrolling interests offset by net borrowings of $44 million on the MPC Loan Agreement, net borrowings of $615 million on the revolving credit facility, and $94 million in contributions from noncontrolling interests.

Debt and Liquidity Overview

Our outstanding borrowings at June 30, 2019 and December 31, 2018 consist of the following:

(In millions)	June 30, 2019	December 31, 2018
MPLX LP:
Bank revolving credit facility due 2022	$615	$—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
4.875% senior notes due December 2024	1,149	1,149
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
Financing lease obligations	8	6
Total	14,473	13,856
Unamortized debt issuance costs	(95)	(97)
Unamortized discount	(342)	(366)
Amounts due within one year	(6)	(1)
Total long-term debt due after one year	$14,030	$13,392

The MPLX Credit Agreement includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of its type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of June 30, 2019, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.70 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As disclosed in Note 2 of the Notes to Consolidated Financial Statements, the adoption of the lease accounting standards update resulted in the recognition of a significant lease obligation. The MPLX Credit Agreement contains provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.

Effective July 30, 2019 in connection with the closing of the Merger, MPLX amended and restated the MPLX Credit Agreement to increase its borrowing capacity to up to $3.5 billion and extend its term to July 30, 2024.

Our intention is to maintain an investment grade credit profile. As of July 30, 2019, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (stable outlook)
Standard & Poor’s	BBB (stable outlook)
Fitch	BBB (stable outlook)

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

Our liquidity totaled $2.6 billion at June 30, 2019 consisting of:

	June 30, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2022(1)	$2,250	$(618)	$1,632
MPC Loan Agreement	1,000	(44)	956
Total liquidity	$3,250	$(662)	2,588
Cash and cash equivalents			7
Total liquidity			$2,595
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

Equity and Preferred Units Overview

The table below summarizes the changes in the number of units outstanding through June 30, 2019:

(In units)
Balance at December 31, 2018	794,089,518
Unit-based compensation awards	260,101
Balance at June 30, 2019	794,349,619

MPLX expects the net proceeds, if any, from sales under our ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the six months ended June 30, 2019, we issued no common units under our ATM program. As of June 30, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $209 million per quarter, or $834 million per year, based on the number of common units outstanding at June 30, 2019. On July 22, 2019, we announced the board of directors of our general partner had declared a distribution of $0.6675 per unit that will be paid on August 14, 2019 to unitholders of record on August 5, 2019. This represents an increase of $0.0100 per unit, or 1.5 percent, above the first quarter 2019 distribution of $0.6575 per unit and an increase of 6.4 percent over the second quarter 2018 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2019 and 2018. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. The distribution on common units for the three and six months ended June 30, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with MPLX's acquisition of ANDX on July 30, 2019 while the Series B preferred units were issued as a result of the Merger, for which 600,000 ANDX preferred units were converted into 600,000 Series B preferred units of MPLX. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15. Accordingly a cash distribution payment totaling $21 million will be paid to Series B unitholders on August 15, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Distribution declared:
Limited partner units - public	$261	$181	$452	$360
Limited partner units - MPC(1)	431	316	763	604
Total GP & LP distribution declared	692	497	1,215	964
Series A preferred units	21	20	41	36
Series B preferred units	21	—	21	—
Total distribution declared	734	517	1,277	1,000

Cash distributions declared per limited partner common unit	$0.6675	$0.6275	$1.3250	$1.2450
(1) The three and six months ended June 30, 2019 amounts are net of $12.5 million of waived distributions with respect to units held by MPC and its affiliates.

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

Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2019	2018
Capital expenditures:
Maintenance	$53	$58
Growth	747	924
Total capital expenditures	800	982
Less: Increase (decrease) in capital accruals	(85)	115
Asset retirement expenditures	1	5
Additions to property, plant and equipment	884	862
Investments in unconsolidated affiliates	310	112
Acquisitions	(6)	—
Total capital expenditures and acquisitions	1,188	974
Less: Maintenance capital expenditures	53	58
Acquisitions	(6)	—
Total growth capital expenditures(1)	$1,141	$916
(1) Amount excludes contributions from noncontrolling interests of $94 million and $5 million for the six months ended June 30, 2019 and 2018, respectively, as reflected in the financing section of our statement of cash flows.

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

Contractual Cash Obligations

As of June 30, 2019, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2019, our long-term debt obligations increased by $615 million due to additional borrowings under the MPLX Credit Agreement and contracts to acquire property, plant and equipment for new or growing projects decreased by $218 million. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2018.

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

TRANSACTIONS WITH RELATED PARTIES

At June 30, 2019, MPC held 64 percent of the outstanding MPLX LP common units and the non-economic general partner interest.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 49 percent and 48 percent of our total revenues and other income for the second quarter of 2019 and 2018, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 29 percent and 28 percent for the second quarter of 2019 and 2018, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of June 30, 2019, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2019, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 2 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2019, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2019 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2018.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, these natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of June 30, 2019 and December 31, 2018, the estimated fair value of this contract was a liability of $65 million and $61 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of June 30, 2019, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of June 30, 2019(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2019(3)
Long-term debt
Fixed-rate	$14,667	$1,577	N/A
Variable-rate	$615	N/A	$1
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2019.
(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2019.

At June 30, 2019, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of June 30, 2019, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in Pennsylvania, West Virginia and Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties sought in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon sought in excess of $40 million, plus an unspecified amount of punitive damages. On July 31, 2019, Westcon and the MPLX Parties reached an agreement to resolve the disputes among those parties relating to the Bluestone processing complex in Pennsylvania. The settlement will not have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than the risks described below related to our acquisition of ANDX.
The number of our outstanding common units has increased, and we have outstanding an additional class of preferred units as a result of the Merger, which could make it more difficult for us to pay the current level of quarterly distributions.
As of July 29, 2019, there were 794,358,663 MPLX common units outstanding. We issued approximately 263 million common units in connection with the Merger. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all our common units has increased, which could increase the likelihood that MPLX will not have sufficient funds to pay the current level of quarterly distributions to all unitholders.
Further, we issued 600,000 new Series B preferred units in the Merger. We must pay distributions that have accrued on the Series A preferred units and the new Series B preferred units prior to paying any distributions on our common units. Distributions are payable on the Series A preferred units at a rate of the greater of $0.528125 per quarter per Series A preferred unit or the quarterly distribution that the holder would have received on an as-converted basis. We paid approximately $20 million in distributions on the Series A preferred units for the first quarter of 2019. Distributions will initially accrue on the Series B preferred units at a rate of $68.75 per unit per annum, payable on a semi-annual basis, which amounts to total annual distributions of approximately $41 million. The requirement to pay distributions on the new Series B preferred units increases the likelihood that we will not have sufficient funds to pay the current level of distributions to our common unitholders following the completion of the Merger.
A downgrade in our credit ratings could impact our access to capital and costs of doing business, and independent third parties control and maintain our credit ratings.
Following the Merger, we have more debt outstanding on a consolidated basis we had prior to the Merger, and the Merger may cause rating agencies to reevaluate our ratings. A downgrade of our credit ratings might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of its credit ratings and other disruptions.
Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure that we will maintain our current credit ratings.
The Merger may not be accretive, and may be dilutive, to our earnings per unit, which may negatively affect the market price of our common units.
In connection with the completion of the Merger, we issued approximately 263 million common units. The issuance of these new common units could have the effect of depressing the market price of the common units, through dilution of earnings per unit or otherwise. Any dilution of, or delay of any accretion to, our earnings per unit could cause the price of our common units to decline or increase at a reduced rate.
We have incurred and will continue to incur significant transaction and Merger-related costs in connection with the Merger, which may be in excess of those anticipated by us.

We expect to continue to incur a number of non-recurring costs associated with the Merger, combining the operations of the two partnerships and achieving desired synergies. These costs have been, and will continue to be, substantial.
We have incurred and will continue to incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two partnerships’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.
The integration of MPLX and ANDX may not be as successful as anticipated.
The Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of ANDX’s internal control over financial reporting. Difficulties in integrating MPLX and ANDX may result in ANDX performing differently than expected, in operational challenges or in the failure to realize anticipated efficiencies. MPLX’s and ANDX’s existing businesses could also be negatively impacted by the Merger. Potential difficulties that may be encountered in the integration process include, among other factors:

•	the inability to successfully integrate the businesses of MPLX and ANDX in a manner that permits MPLX to achieve the full revenue and cost savings anticipated from the Merger;

•	complexities associated with managing the larger, more complex, integrated business;

•	not realizing anticipated operating synergies;

•	integrating personnel who provide services to the two partnerships while maintaining focus on providing consistent, high-quality products and services;

•	potential unknown liabilities and unforeseen expenses associated with the Merger;

•	loss of key personnel who provide services to the two partnerships;

•	performance shortfalls at one or both of the partnerships as a result of the diversion of management’s attention caused by completing the Merger and integrating the operations of MPLX and ANDX; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

We may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger depends, in part, on our ability to realize the anticipated benefits and cost savings from combining MPLX’s and ANDX’s businesses. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies and the expansion in opportunities for logistics growth in crude oil production basins and regions, may not be realized. The integration process may result in the loss of key personnel who provide services to the two partnerships, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.
The market price of our common units may decline in the future as a result of the sale of common units held by former ANDX unitholders or current MPLX unitholders.
Following their receipt of our common units as consideration in the Merger, former ANDX common unitholders may seek to sell the MPLX common units delivered to them. Other MPLX common unitholders may also seek to sell common units held by them following completion of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of MPLX common units, may affect the market for, and the market price of, MPLX common units in an adverse manner.
The combined partnership will record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined partnership in the future.
The Merger will be accounted for as a reorganization of entities under common control in accordance with accounting principles generally accepted in the United States. Under a reorganization of entities under common control, the assets and liabilities of ANDX transferred between entities under common control will be recorded by MPLX based on MPC’s historical cost basis resulting from its preliminary purchase price accounting. MPLX will record ANDX’s assets and liabilities at MPC’s basis as of October 1, 2018, the date that common control was first established.
Effective October 1, 2018, MPC acquired Andeavor, including a controlling interest in ANDX, thus establishing common control between MPLX, ANDX, MPLX GP and ANDX GP. Under MPC’s application of the acquisition method of accounting, a portion of the total purchase price was allocated to ANDX’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of October 1, 2018. The excess of the allocated purchase price over those fair values was recorded as goodwill. MPC’s basis in ANDX’s tangible assets, liabilities, identifiable intangible assets and goodwill will be transferred to MPLX upon completion of the Merger. To the extent the value of goodwill or intangible assets becomes impaired, the combined partnership may be required to incur material non-cash charges relating to such impairment. The combined partnership’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Certain of the crude oil and natural gas gathering facilities we acquired through our acquisition of ANDX are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.
Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, BLM, and the Office of Natural Resources Revenue, along with each Native American tribe, regulate natural gas and oil operations on Native American tribal lands, including drilling and production requirements and environmental standards. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue operations on Native American tribal lands. One or more of these factors may increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our natural gas and oil gathering and transmission operations on such lands.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019	8-K	3.1	8/1/2019	001-35714
10.1	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation	8-K	10.1	5/8/2019	001-35714
10.2
Amended and Restated Credit Agreement, dated as of July 26, 2019, by and among MPLX, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	8/1/2019	001-35714
10.3	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC.	8-K	10.2	8/1/2019	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 5, 2019	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)