Form 10-Q
period 2019-09-30
MPLX LP
filed 2019-11-04
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

MPLX LP had 1,058,355,304 common units outstanding at October 31, 2019.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
Merger	MPLX acquisition by merger of Andeavor Logistics LP (“ANDX”) on July 30, 2019
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
Predecessor
Collectively:
- The related assets, liabilities and results of operations of Hardin Street Marine LLC (“HSM”) prior to the date of the acquisition, March 31, 2016, effective January 1, 2015
- The related assets, liabilities and results of operations of Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”) prior to the date of the acquisition, March 1, 2017, effective January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT
- The related assets, liabilities and results of operations of Andeavor Logistics LP (“ANDX”) prior to the date of the acquisition, July 30, 2019, effective October 1, 2018

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2019	2018	2019	2018
Revenues and other income:
Service revenue	$632	$456	$1,865	$1,248
Service revenue - related parties	899	568	2,549	1,588
Service revenue - product related	26	59	86	154
Rental income	99	89	291	252
Rental income - related parties	293	190	904	525
Product sales	171	239	576	652
Product sales - related parties	32	18	109	35
Income from equity method investments	95	64	255	175
Other income	2	3	6	8
Other income - related parties	31	26	84	73
Total revenues and other income	2,280	1,712	6,725	4,710
Costs and expenses:
Cost of revenues (excludes items below)	407	241	1,099	680
Purchased product costs	129	241	489	632
Rental cost of sales	37	32	103	94
Rental cost of sales - related parties	45	1	124	2
Purchases - related parties	303	228	894	628
Depreciation and amortization	302	201	916	565
General and administrative expenses	102	76	293	217
Other taxes	29	20	84	55
Total costs and expenses	1,354	1,040	4,002	2,873
Income from operations	926	672	2,723	1,837
Related party interest and other financial costs	5	2	8	4
Interest expense (net of amounts capitalized of $13 million, $9 million, $36 million and $27 million, respectively)	212	134	640	381
Other financial costs	16	17	38	49
Income before income taxes	693	519	2,037	1,403
Provision for income taxes	4	3	2	8
Net income	689	516	2,035	1,395
Less: Net income attributable to noncontrolling interests	8	6	20	11
Less: Net income attributable to Predecessor	52	—	401	—
Net income attributable to MPLX LP	629	510	1,614	1,384
Less: Series A preferred unit distributions	20	19	61	55
Less: Series B preferred unit distributions	7	—	7	—
Limited partners’ interest in net income attributable to MPLX LP	$602	$491	$1,546	$1,329
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.61	$0.62	$1.78	$1.77
Common - diluted	$0.61	$0.62	$1.78	$1.77
Weighted average limited partner units outstanding:
Common - basic	974	794	855	750
Common - diluted	975	794	855	750

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$689	$516	$2,035	$1,395
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	1	(2)
Comprehensive income	689	516	2,036	1,393
Less comprehensive income attributable to:
Noncontrolling interests	8	6	20	11
Income attributable to Predecessor	52	—	401	—
Comprehensive income attributable to MPLX LP	$629	$510	$1,615	$1,382

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2019	December 31, 2018(1)
Assets
Current assets:
Cash and cash equivalents	$41	$77
Receivables, net	570	611
Current assets - related parties	660	556
Inventories	104	98
Other current assets	65	98
Total current assets	1,440	1,440
Equity method investments	5,182	4,901
Property, plant and equipment, net	21,892	21,525
Intangibles, net	1,309	1,359
Goodwill	10,735	10,016
Right of use assets	366	—
Noncurrent assets - related parties	302	24
Other noncurrent assets	55	60
Total assets	41,281	39,325
Liabilities
Current liabilities:
Accounts payable	196	266
Accrued liabilities	185	272
Current liabilities - related parties	562	502
Accrued property, plant and equipment	346	399
Accrued interest payable	226	184
Operating lease liabilities	61	—
Other current liabilities	656	645
Total current liabilities	2,232	2,268
Long-term deferred revenue	189	132
Long-term liabilities - related parties	293	46
Long-term debt	19,190	17,922
Deferred income taxes	15	14
Long-term operating lease liabilities	309	—
Deferred credits and other liabilities	193	208
Total liabilities	22,421	20,590
Commitments and contingencies (see Note 20)
Series A preferred units	968	1,004
Equity
Common unitholders - public (392 million and 289 million units issued and outstanding)	11,289	8,336
Common unitholder - MPC (666 million and 505 million units issued and outstanding)	5,767	(1,612)
Series B preferred units	601	—
Equity of Predecessor	—	10,867
Accumulated other comprehensive loss	(15)	(16)
Total MPLX LP partners’ capital	17,642	17,575
Noncontrolling interests	250	156
Total equity	17,892	17,731
Total liabilities, preferred units and equity	$41,281	$39,325

(1) Financial information has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$2,035	$1,395
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	29	45
Depreciation and amortization	916	565
Deferred income taxes	1	7
Asset retirement expenditures	(1)	(7)
(Gain)/loss on disposal of assets	(3)	1
Income from equity method investments	(255)	(175)
Distributions from unconsolidated affiliates	379	279
Changes in:
Current receivables	38	(157)
Inventories	(3)	(10)
Fair value of derivatives	(4)	16
Current accounts payable and accrued liabilities	(81)	151
Current assets/current liabilities - related parties	(148)	(108)
Right of use assets/operating lease liabilities	6	—
Deferred revenue	58	30
All other, net	23	(5)
Net cash provided by operating activities	2,990	2,027
Investing activities:
Additions to property, plant and equipment	(1,720)	(1,383)
Acquisitions, net of cash acquired	6	(451)
Disposal of assets	14	5
Investments in unconsolidated affiliates	(494)	(215)
Distributions from unconsolidated affiliates - return of capital	2	16
All other, net	3	1
Net cash used in investing activities	(2,189)	(2,027)
Financing activities:
Long-term debt - borrowings	8,674	10,735
- repayments	(7,423)	(4,781)
Related party debt - borrowings	7,708	2,395
- repayments	(7,583)	(2,781)
Debt issuance costs	(20)	(53)
Distributions to MPC for acquisitions	—	(4,111)
Distributions to noncontrolling interests	(20)	(10)
Distributions to Series A preferred unitholders	(61)	(52)
Distributions to Series B preferred unitholders	(21)	—
Distributions to unitholders and general partner	(1,731)	(1,312)
Distributions to common and Series B preferred unitholders from Predecessor	(502)
Contributions from MPC	52	—
Contributions from noncontrolling interests	94	8
All other, net	(12)	(8)
Net cash used in financing activities	(845)	30
Net (decrease)/increase in cash, cash equivalents and restricted cash	(44)	30
Cash, cash equivalents and restricted cash at beginning of period	85	9
Cash, cash equivalents and restricted cash at end of period	$41	$39

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2017	$8,379	$2,099	$(637)	$(14)	$146	$—	$9,973
Net income (excludes amounts attributable to preferred units)	180	225	—	—	2	—	407
Allocation of MPC's net investment at acquisition	—	5,172	(4,126)	—	—	(1,046)	—
Distributions to:
MPC for acquisition	—	(936)	(3,164)	—	—	—	(4,100)
Unitholders and general partner	(176)	(171)	—	—	—	—	(347)
Noncontrolling interests	—	—	—	—	(3)	—	(3)
Contributions from:
MPC	—	—	—	—	—	1,046	1,046
Noncontrolling interests	—	—	—	—	1	—	1
Conversion of GP economic interests	—	(7,926)	7,926	—	—	—	—
Other	2	—	1	(2)	—	—	1
Balance at March 31, 2018	8,385	(1,537)	—	(16)	146	—	6,978
Net income (excludes amounts attributable to preferred units)	157	276	—	—	3	—	436
Distributions to:
Unitholders and general partner	(179)	(288)	—	—	—	—	(467)
Noncontrolling interests	—	—	—	—	(3)	—	(3)
Contributions from:
Noncontrolling interests	—	—	—	—	4	—	4
Other	3	1	—	—	—	—	4
Balance at June 30, 2018	8,366	(1,548)	—	(16)	150	—	6,952
Net income (excludes amounts attributable to preferred units)	179	312	—	—	6	—	497
Distributions to:
Unitholders and general partner	(182)	(316)	—	—	—	—	(498)
Noncontrolling interests	—	—	—	—	(4)	—	(4)
Contributions from:
Noncontrolling interests	—	—	—	—	3	—	3
Other	4	(1)	—	—	—	—	3
Balance at September 30, 2018	$8,367	$(1,553)	$—	$(16)	$155	$—	$6,953

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total(1)
Balance at December 31, 2018	$8,336	$(1,612)	$—	$(16)	$156	10,867	$17,731
Net income (excludes amounts attributable to preferred units)	176	307	—	—	6	180	669
Distributions to:
Unitholders	(188)	(327)	—	—	—	(261)	(776)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:			—
MPC	—	—	—	—	—	15	15
Noncontrolling interests	—	—	—	—	94	—	94
Other	2	—	—	1	—	—	3
Balance at March 31, 2019	8,326	(1,632)	—	(15)	250	$10,801	17,730
Net income (excludes amounts attributable to preferred units)	168	293	—	—	6	169	636
Distributions to:
Unitholders	(191)	(332)	—	—	—	(241)	(764)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
MPC	—	—	—	—	—	13	13
Other	2	—	—	—	—	—	2
Balance at June 30, 2019	8,305	(1,671)	—	(15)	250	$10,742	17,611
Net income (excludes amounts attributable to Series A preferred units)	222	380	7	—	8	52	669
Allocation of MPC's net investment at acquisition	2,983	7,199	615	—	—	(10,797)	—
Distributions to:
Unitholders	(262)	(432)	(21)	—	—	—	(715)
Noncontrolling interests	—	—	—	—	(8)	—	(8)
Contributions from:
MPC	—	292	—	—	—	3	295
Conversion of Series A preferred units	36	—	—	—	—	—	36
Other	5	(1)	—	—	—	—	4
Balance at September 30, 2019	$11,289	$5,767	$601	$(15)	$250	$—	$17,892
(1) Financial information has been retrospectively adjusted for the acquisition of ANDX for the first and second quarters of 2019. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. We are engaged in the transportation, storage and distribution of crude oil, asphalt and refined petroleum products; the gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil, asphalt and refined petroleum products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 9 for additional information regarding the operations and results of these segments.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

In relation to the Merger described above and in Note 3, ANDX’s assets, liabilities and results of operations prior to the Merger are collectively included in what we refer to as the “Predecessor” from October 1, 2018, which was the date that MPC acquired Andeavor. MPLX’s acquisition of ANDX is considered a transfer between entities under common control due to MPC’s relationship with ANDX prior to the Merger. As an entity under common control with MPC, MPLX recorded the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. Accordingly, the accompanying financial statements and related notes of MPLX LP have been retrospectively adjusted to include the historical results of ANDX beginning October 1, 2018.

MPLX’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in a VIE in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders based on a fixed distribution schedule. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 6.

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

Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all of the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $629 million and $629 million, respectively, as of January 1, 2019. This is inclusive of ROU assets and lease liabilities related to ANDX of $124 million and $127 million respectively. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 19 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur.

We also adopted the following standard during the first nine months of 2019, which did not have a material impact to our financial statements or financial statement disclosures:

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

3. Acquisitions

Acquisition of Andeavor Logistics LP

As previously disclosed, on May 7, 2019, ANDX, Tesoro Logistics GP, LLC, then the general partner of ANDX (“TLGP”), MPLX, MPLX GP LLC, the general partner of MPLX (“MPLX GP”), and MPLX MAX LLC, a wholly-owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly-owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 7 for information on units issued in connection with the Merger.

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for Western Refining Southwest, Inc. (“Southwest, Inc.”), a wholly-owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger. As a result of the Merger, the ANDX Special Limited Partner Interest outstanding immediately prior to the effective time of the Merger was converted into a right for Southwest Inc., as the holder of all such interest, to receive a substantially equivalent special limited partner interest in MPLX (the “MPLX Special Limited Partner Interest”). By virtue of the conversion, the ANDX Special Limited Partner Interest was cancelled and ceased to exist as of the effective time of the Merger. For information on ANDX’s preferred units, please see Note 7.

The assets of ANDX consist of a network of owned and operated crude oil, refined product and natural gas pipelines; crude oil and water gathering systems; refining logistics assets; terminals with crude oil and refined products storage capacity; rail facilities; marine terminals including storage; bulk petroleum distribution facilities; a trucking fleet; and natural gas processing and fractionation systems and complexes. The assets are located in the western and inland regions of the United States and complement MPLX’s existing business and assets.

MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019, and the results of ANDX have been incorporated into the results of MPLX as of October 1, 2018, which is the date that common control was established. As a result of MPC’s relationship with both MPLX and ANDX, the Merger has been treated as a common control transaction, which requires the recasting of MPLX’s historical results and the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. The fair value of assets acquired and liabilities assumed shown below represents MPC’s historical carrying values as of October 1, 2018.

(In millions)	As Originally Reported	Adjustments(1)	As Adjusted
Cash and cash equivalents	$83	$(53)	$30
Receivables, net	241	256	497
Inventories	21	—	21
Other current assets(2)	59	(7)	52
Equity method investments	731	(89)	642
Property, plant and equipment, net	6,709	(427)	6,282
Intangibles, net	960	74	1,034
Other noncurrent assets(3)	31	(8)	23
Total assets acquired	8,835	(254)	8,581
Accounts payable	198	265	463
Other current liabilities(4)	188	(41)	147
Long-term debt	4,916	—	4,916
Deferred credits and other long-term liabilities(5)	75	1	76
Total liabilities assumed	5,377	225	5,602
Net assets acquired excluding goodwill	3,458	(479)	2,979
Goodwill	7,428	727	8,155
Net assets acquired	$10,886	$248	$11,134
(1) Inclusive of activity recorded subsequent to the acquisition of ANDX on July 30, 2019, a portion of which was recorded as a non-cash contribution from MPC.
(2) Includes both related party and third party other current assets.
(3) Includes both related party and third party other noncurrent assets.
(4) Includes accrued liabilities, operating lease liabilities and long-term debt due within one year, as well as related party and third party other current liabilities.
(5) Includes deferred revenue and deferred income taxes, as well as related party and third party other noncurrent liabilities.

Details of the valuation methodology and significant inputs for fair value measurements are included below. The fair value measurements for equity method investments; property, plant and equipment; intangible assets and long-term debt are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

Goodwill

The purchase consideration allocation resulted in the recognition of $8.2 billion in goodwill, which has been allocated between the L&S segment and the G&P segment at $7.2 billion and $1.0 billion, respectively.

Inventory

The fair value of inventory was recorded at cost as of October 1, 2018, as these items are related to spare parts as well as materials and supplies and approximate fair value.

Equity Method Investments

The fair value of the equity method investments is $642 million, which was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results. Discount rates for the discounted cash flow models were based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.

Property, Plant and Equipment

The fair value of property, plant and equipment is $6.3 billion, which is based primarily on the cost approach. Key assumptions in the cost approach include determining the replacement cost by evaluating recent purchases of similar assets or published data, and adjusting replacement cost for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable).

Acquired Intangible Assets

The fair value of the acquired identifiable intangible assets is $1.0 billion, which represents the value of various customer contracts and relationships and other intangible assets. The fair value of customer contracts and relationships is $950 million, which was valued by applying the multi-period excess earnings method, which is an income approach. Key assumptions in the income approach include the underlying contract cash flow estimates, remaining contract term, probability of renewal, growth rates and discount rates. The intangible assets are all finite lived and will be amortized over 2 to 10 years.

Debt

The fair value of the ANDX unsecured notes was measured using a market approach, based upon the average of quotes for the acquired debt from major financial institutions and a third-party valuation service. Additionally, approximately $1.1 billion of borrowings under revolving credit agreements approximate fair value. The ANDX revolving credit facilities with total capacity of $2.1 billion were terminated upon closing of the Merger and were repaid with borrowings under the MPLX revolving credit facility.

Acquisition Costs

We recognized $14 million in acquisition costs during 2019 which are reflected in general and administrative expenses.

ANDX Revenue and Net Income

For the three and nine months ended September 30, 2019, we recognized $612 million and $1,789 million of revenues and other income, respectively, related to ANDX. For the three and nine months ended September 30, 2019, we recognized $191 million and $539 million of net income, respectively, related to ANDX.

Pro Forma Financial Information

The following unaudited pro forma information combines the historical operations of MPLX and ANDX, giving effect to the Merger as if it had been consummated on January 1, 2018, the beginning of the earliest period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total revenues and other income	$2,280	$2,312	$6,725	$6,371
Net income attributable to MPLX LP	$681	$679	$2,015	$1,840

The pro forma information includes adjustments to align accounting policies, which include adjustments for capitalization of assets and treatment of turnaround and planned major maintenance costs. The pro forma information also includes adjustments related to: eliminating transactions between MPLX and ANDX which previously would have been recorded as transactions between related parties; basis differences on equity method investments as a result of recognition of MPC’s investments in ANDX’s equity method investments; depreciation and amortization expense to reflect the increased fair value of property, plant and equipment and increased amortization expense related to identifiable intangible assets; as well as adjustments to interest expense for the amortization of fair value adjustments over the remaining term of ANDX’s outstanding debt, reversal of ANDX’s historical amortization of debt issuance costs and debt discounts and to adjust for the difference in the weighted average interest rate between MPLX’s revolving credit facility and the ANDX revolving credit facilities.

The following table presents MPLX’s previously reported Consolidated Balance Sheet Data as of December 31, 2018 retrospectively adjusted for the Merger:

	December 31, 2018
(In millions)	MPLX LP (Previously Reported)	Predecessor	MPLX LP (Currently Reported)
Assets
Current assets:
Cash and cash equivalents	$68	$9	$77
Receivables, net	417	194	611
Current assets - related parties	290	266	556
Inventories	77	21	98
Other current assets	45	53	98
Total current assets	897	543	1,440
Equity method investments	4,174	727	4,901
Property, plant and equipment, net	14,639	6,886	21,525
Intangibles, net	424	935	1,359
Goodwill	2,586	7,430	10,016
Noncurrent assets - related parties	24	—	24
Other noncurrent assets	35	25	60
Total assets	22,779	16,546	39,325
Liabilities
Current liabilities:
Accounts payable	162	104	266
Accrued liabilities	250	22	272
Current liabilities - related parties	254	248	502
Accrued property, plant and equipment	294	105	399
Accrued interest payable	143	41	184
Other current liabilities	83	562	645
Total current liabilities	1,186	1,082	2,268
Long-term deferred revenue	80	52	132
Long-term liabilities - related parties	43	3	46
Long-term debt	13,392	4,530	17,922
Deferred income taxes	13	1	14
Deferred credits and other liabilities	197	11	208
Total liabilities	14,911	5,679	20,590
Commitments and contingencies (see Note 20)
Series A preferred units	1,004	—	1,004
Equity
Common unitholders - public	8,336	—	8,336
Common unitholder - MPC	(1,612)	—	(1,612)
Equity of Predecessor	—	10,867	10,867
Accumulated other comprehensive loss	(16)	—	(16)
Total MPLX LP partners’ capital	6,708	10,867	17,575
Noncontrolling interests	156	—	156
Total equity	6,864	10,867	17,731
Total liabilities, preferred units and equity	$22,779	$16,546	$39,325

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

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	September 30,	September 30,	December 31,
(In millions, except ownership percentages)	2019	2019	2018
L&S
MarEn Bakken Company LLC	25%	$483	$498
Illinois Extension Pipeline Company, L.L.C.	35%	275	275
LOOP LLC	41%	239	226
Andeavor Logistics Rio Pipeline LLC(1)	67%	201	181
Minnesota Pipe Line Company, LLC(1)	17%	192	197
Explorer Pipeline Company	25%	83	90
Other(1)		199	51
Total L&S		1,672	1,518
G&P
MarkWest Utica EMG, L.L.C.	56%	2,017	2,039
Sherwood Midstream LLC	50%	502	366
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	291	236
Rendezvous Gas Services, L.L.C.(1)	78%	174	248
Sherwood Midstream Holdings LLC	54%	159	157
Centrahoma Processing LLC	40%	155	160
Other(1)		212	177
Total G&P		3,510	3,383
Total		$5,182	$4,901

(1)
These investments as well as certain investments included within “Other” for both L&S and G&P are investments acquired as part of the Merger. The September 30, 2019 balance reflects all purchase accounting adjustments identified by MPC as part of its acquisition of Andeavor.

As a result of the Merger, MPLX LP acquired an ownership interest in Rendezvous Gas Services, L.L.C. (“RGS”), Minnesota Pipe Line Company, LLC (“MNPL”) and Andeavor Logistics Rio Pipeline LLC (“ALRP”), among others. RGS and ALRP have been deemed to be VIEs, however, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. For all of the investments acquired through the Merger, we have the ability to exercise influence through participation in the management committees which make all significant decisions. However, since we have equal or proportionate influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

In addition to the investments acquired through the Merger, MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), Sherwood Midstream LLC (“Sherwood Midstream”), MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”) and Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) are also deemed to be VIEs. However, consistent with the investments above, neither MPLX nor any of its subsidiaries are deemed to be the primary beneficiary due to voting rights on significant matters. Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of September 30, 2019, MPLX has a 22.9 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2019.

Summarized financial information for MPLX’s equity method investments for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30, 2019(1)
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$479	$1,116	$1,595
Costs and expenses	251	434	685
Income from operations	228	682	910
Net income	192	605	797
Income from equity method investments(2)	$89	$166	$255

	Nine Months Ended September 30, 2018(1)
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$340	$967	$1,307
Costs and expenses	202	495	697
Income from operations	138	472	610
Net income	135	417	552
Income from equity method investments(2)	$44	$131	$175

(1)
The financial information for equity method investments for the nine months ended September 30, 2019 includes the financial information of equity method investments acquired as part of the Merger while the financial information for the nine months ended September 30, 2018 does not. See Note 3 for additional details.

(2)	Includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for MPLX’s equity method investments as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019(1)
(In millions)	VIEs	Non-VIEs	Total
Current assets	$378	$388	$766
Noncurrent assets	5,469	5,164	10,633
Current liabilities	328	254	582
Noncurrent liabilities	$265	$843	$1,108

	December 31, 2018(1)
(In millions)	VIEs	Non-VIEs	Total
Current assets	$252	$415	$667
Noncurrent assets	3,796	5,290	9,086
Current liabilities	158	280	438
Noncurrent liabilities	$191	$845	$1,036

(1)
The financial information for equity method investments at September 30, 2019 and December 31, 2018 is inclusive of financial information of equity method investments acquired as part of the Merger. See Note 3 for additional details.

As of September 30, 2019 and December 31, 2018, the carrying value of MPLX’s equity method investments in the G&P segment exceeded the underlying net assets of its investees by approximately $1.0 billion and $1.3 billion, respectively. As of September 30, 2019 and December 31, 2018, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $329 million and $187 million, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $542 million and $167 million of excess related to goodwill for the G&P and L&S segments, respectively.

5. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

Related Party Agreements

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum throughput volumes on crude oil, refined products and other fees for storage capacity; a fixed fee for substantially all available capacity for boats and barges under the marine transportation services agreement; operating and management fees; as well as reimbursements for certain direct and indirect costs. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as other various agreements.

Many of the material related party agreements acquired through the merger were consistent with MPLX’s existing agreements; however, one additional agreement that MPLX is now a party to is a keep-whole commodity agreement. ANDX was responsible for processing gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, the producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is typically determined by the spread between NGLs sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). ANDX entered into the “Keep-Whole Commodity Agreement” with its sponsor at that time, whereby the sponsor paid ANDX a processing fee for NGLs related to keep-whole agreements and delivered Shrink Gas to the producers on its behalf. ANDX then paid its Sponsor a marketing fee in exchange for assuming the commodity risk. This agreement was modified in 2016 which adjusted the contract to provide for a tiered pricing structure for different NGL production levels. This contract continued as part of MPC’s acquisition of Andeavor, and MPLX is now party to this agreement.

MPLX is also party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC Investment makes a loan or loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. On April 27, 2018, MPLX and MPC Investment amended and restated the MPC Loan Agreement to, among other things, increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1.0 billion. In connection with the Merger, on July 31, 2019, MPLX and MPC Investment entered into a second amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to July 31, 2024. Borrowings under the MPC Loan Agreement prior to July 31, 2019 bore interest at LIBOR plus 1.50 percent while borrowings as of and after July 31, 2019 will bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement. Activity on the MPC Loan Agreement was as follows:

(In millions)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Borrowings	$6,935	$3,962
Average interest rate of borrowings	3.640%	3.473%
Repayments	$6,810	$4,347
Outstanding balance at end of period(1)	$125	$—
(1) Included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

Prior to the Merger, ANDX was also party to a loan agreement with MPC (“ANDX-MPC Loan Agreement”). This facility was entered into on December 21, 2018, with a borrowing capacity of $500 million. In connection with the Merger, on July 31, 2019, MPLX repaid the entire outstanding balance and terminated the ANDX-MPC Loan Agreement. Activity on the ANDX-MPC Loan Agreement prior to the Merger was as follows:

(In millions)	Nine Months Ended September 30, 2019
Borrowings	$773
Average interest rate of borrowings	4.249%
Repayments	$773
Outstanding balance at end of period	$—

Related Party Revenue

Related party sales to MPC consist of crude oil and refined products pipeline transportation services based on tariff/contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments.

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Service revenues - related parties
MPC	$899	$568	$2,549	$1,588
Rental income - related parties
MPC	293	190	904	525
Product sales - related parties(1)
MPC	32	18	109	35
Other income - related parties
MPC	14	11	34	31
Other	17	15	50	42
Total Other income - related parties	$31	$26	$84	$73
(1) There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2019, these sales totaled $301 million and $819 million, respectively. For the three and nine months ended September 30, 2018, these sales totaled $137 million and $328 million, respectively.

Related Party Expenses

MPC provides executive management services and certain general and administrative services to MPLX under the terms of omnibus agreements (“Omnibus charges”). Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX LP also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Rental cost of sales - related parties	$45	$1	$124	$2
Purchases - related parties
MPC	297	228	878	628
Other	6	—	16	—
General and administrative expenses	59	48	174	131
Total	$407	$277	$1,192	$761

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2019, these charges totaled $48 million and $127 million, respectively. For the three and nine months ended September 30, 2018, these charges totaled $46 million and $109 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 19 for additional information) and deferred revenue on minimum volume commitments. During the nine months ended September 30, 2019 and the year ended December 31, 2018, MPC did not meet its minimum committed volumes based on the agreements identified above. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts are recorded as “Current liabilities - related parties.” In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements or in some cases as an equity contribution from its sponsor.

(In millions)	September 30, 2019	December 31, 2018
Current assets - related parties
Receivables - MPC	$623	$542
Receivables - Other	22	9
Prepaid - MPC	6	5
Other - MPC	6	—
Lease Receivables - MPC	3	—
Total	660	556
Noncurrent assets - related parties
Long-term receivables - MPC	20	24
Right of use assets - MPC	232	—
Long-term lease receivables - MPC	44	—
Unguaranteed residual asset - MPC	6	—
Total	302	24
Current liabilities - related parties
Payables - MPC	477	360
Payables - Other	34	76
Operating lease liabilities - MPC	1	—
Deferred revenue - Minimum volume deficiencies - MPC	40	57
Deferred revenue - Project reimbursements - MPC	9	9
Deferred revenue - Other	1	—
Total	562	502
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	231	—
Long-term deferred revenue - Project reimbursements - MPC	53	46
Long-term deferred revenue - Other	9	—
Total	$293	$46

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the nine months ended September 30, 2019 and 2018 were $1 million and $3 million, respectively. Purchases from related parties for the nine months ended September 30, 2019 and 2018 were less than $1 million and $2 million, respectively.

6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. Additional MPLX common units and MPLX Series B preferred units were issued on July 30, 2019 as a result of the merger with ANDX as discussed in Note 3. Distributions declared on these newly issued common and Series B preferred units are a reduction to income available to MPLX common unit holders due to their participation in distributions of income. The classes of participating securities include common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units for the three and nine months ended September 30, 2019 and common units, certain equity-based compensation awards and Series A preferred units for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2019 and 2018, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2019 and 2018 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income attributable to MPLX LP	$629	$510	$1,614	$1,384
Less: Distributions declared on Series A preferred units(1)	20	19	61	55
Distributions declared on Series B preferred units(1)	10	—	31	—
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)(2)	704	507	1,919	1,471
Undistributed net loss attributable to MPLX LP	$(105)	$(16)	$(397)	$(142)

(1) See Note 7 for distribution information.
(2) The three and nine months ended September 30, 2019 amounts are net of $12.5 million and $25 million of quarterly waived distributions with respect to units held by MPC and its affiliates.

	Three Months Ended September 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$704	$20	$10	$734
Undistributed net loss attributable to MPLX LP	(105)	—	—	(105)
Net income attributable to MPLX LP(1)	$599	$20	$10	$629
Weighted average units outstanding:
Basic(2)	974	31	—	1,005
Diluted(2)	975	31	—	1,006
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.
(2) The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the entire three months ended September 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

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
(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Nine Months Ended September 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1,919	$61	$31	$2,011
Undistributed net loss attributable to MPLX LP	(397)	—	—	(397)
Net income attributable to MPLX LP(1)	$1,522	$61	$31	$1,614
Weighted average units outstanding:
Basic(2)	855	31	—	886
Diluted(2)	855	31	—	886
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.78
Diluted	$1.78
(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.
(2) The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the entire nine months ended September 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

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
(1) Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

7. Equity

The changes in the number of common units outstanding during the nine months ended September 30, 2019 are summarized below:

(In units)	Common
Balance at December 31, 2018	794,089,518
Unit-based compensation awards	287,019
Issuance of units in connection with the Merger	262,829,592
Conversion of Series A preferred units	1,148,330
Balance at September 30, 2019	1,058,354,459

In connection with the Merger and as discussed in Note 3, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units while ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. This resulted in the issuance of MPLX common units of approximately 102 million units to public unitholders and approximately 161 million units to MPC in connection with MPLX's acquisition of ANDX on July 30, 2019. Also during the quarter, certain holders of Series A preferred units exercised their rights to convert their Series A preferred units into common units as discussed in Note 8.

Series B Preferred Units

Prior to the Merger, ANDX issued 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. Upon completion of the Merger the ANDX preferred units converted to preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year through and including February 15, 2023. After February 15, 2023, the distribution will be made quarterly in arrears on the 15th day, or the first business day thereafter, of February, May, August and November of each year to holders of record as of the record date, which is generally the close of business on the first business day of the month of the applicable payment date.

The changes in the Series B preferred unit balance from the Merger through September 30, 2019 are summarized below and are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Equity of Predecessor” for the period prior to the Merger and within “Series B preferred units” for the period following the Merger. The Series B preferred units are recorded at fair value as of July 30, 2019.

(In millions)	Series B Preferred Units
Beginning Balance at the Merger date	$615
Net income allocated	7
Distributions received by Series B preferred unitholders	(21)
Balance at September 30, 2019	$601

Cash distributions – In accordance with the MPLX partnership agreement, on October 25, 2019, MPLX declared a quarterly cash distribution for the third quarter of 2019, totaling $704 million, or $0.6775 per common unit, which includes common units issued on July 30, 2019 as a result of the Merger. This rate will also be received by Series A preferred unitholders. These distributions will be paid on November 14, 2019 to common unitholders of record on November 4, 2019. The $704 million of common unit distributions is net of $12.5 million in quarterly waived distributions by MPC. This waiver was instituted in 2017 under the terms of ANDX’s historical partnership agreement with Andeavor. The waiver will remain in effect through 2019 which is the original term of the waiver agreement.

Additionally, as a result of the Merger, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX. Series B preferred unitholders are entitled to receive, when and if declared by the board, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter. MPLX made a cash distribution to holders of the Series B preferred unitholders on August 15, 2019 for approximately $21 million.

Quarterly distributions for 2019 and 2018 are summarized below:

(Per common unit)	2019	2018
March 31,	$0.6575	$0.6175
June 30,	0.6675	0.6275
September 30,	$0.6775	$0.6375

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and nine months ended September 30, 2019 and 2018. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$704	$507	$1,919	$1,471
Series A preferred unit distributions	20	19	61	55
Series B preferred unit distributions	10	—	31	—
Total cash distributions declared	$734	$526	$2,011	$1,526

The distribution on common units for the three and nine months ended September 30, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above for the second quarter include distributions on MPLX common units issued to former ANDX unitholders in connection with the Merger. Due to the waiver mentioned above, the distributions on common units exclude $12.5 million of waived distributions for the three months ended September 30, 2019 and $25 million of waived distributions for the nine months ended September 30, 2019. Also included in the table above is $10 million of distributions earned by the Series B preferred units for the three months ended September 30, 2019 as well as $21 million of distributions earned on the Series B units and declared and paid by MPLX during the third quarter.

8. Series A Preferred Units

On May 13, 2016, MPLX LP completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the preferred units were used for capital expenditures, repayment of debt and general business purposes. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On October 25, 2019, MPLX declared a quarterly cash distribution of $0.6775 per common unit for the third quarter of 2019. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

The holders may convert their Series A preferred units into common units at any time, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, MPLX may convert the Series A preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX LP common units is greater than $48.75 for the 20-day trading period immediately preceding the conversion notice date. The conversion rate for the Series A preferred units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable preferred unit, divided by (b) $32.50, subject to adjustment for unit distributions, unit splits and similar transactions. The holders of the Series A preferred units are entitled to vote on an as-converted basis with the common unitholders and have certain other class voting rights with respect to any amendment to the MPLX partnership agreement that would adversely affect any rights, preferences or privileges of the preferred units. In addition, upon certain events involving a change of control, the holders of preferred units may elect, among other potential elections, to convert their Series A preferred units to common units at the then change of control conversion rate.

On September 20, 2019, certain holders exercised their right to convert a total of 1.2 million Series A preferred units into common units. As a result of the transaction, approximately 29.6 million Series A preferred units remain outstanding as of September 30, 2019.

The changes in the redeemable preferred balance from December 31, 2018 through September 30, 2019 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2018	$1,004
Net income allocated	61
Distributions received by Series A preferred unitholders	(61)
Conversion of Series A preferred units to common units	(36)
Balance at September 30, 2019	$968

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

•
L&S – transports, stores, distributes and markets crude oil, asphalt, refined petroleum products and water. Also includes an inland marine business, terminals, rail facilities, storage caverns and refining logistics.

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

The tables below present information about revenues and other income, capital expenditures and total assets for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
L&S
Service revenue	$976	$602	$2,787	$1,682
Rental income	304	191	935	526
Product related revenue	22	5	57	10
Income from equity method investments	60	43	159	123
Other income	17	12	45	36
Total segment revenues and other income(1)	1,379	853	3,983	2,377
Segment Adjusted EBITDA(2)	766	547	1,895	1,510
Maintenance capital expenditures	57	31	128	78
Growth capital expenditures	216	78	618	325
G&P
Service revenue	555	422	1,627	1,154
Rental income	88	88	260	251
Product related revenue	207	311	714	831
Income from equity method investments	35	21	96	52
Other income	16	17	45	45
Total segment revenues and other income(1)	901	859	2,742	2,333
Segment Adjusted EBITDA(2)	399	390	1,120	1,054
Maintenance capital expenditures	18	9	46	20
Growth capital expenditures	$302	$380	$861	$1,057

(1) Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $182 million and $498 million for the three and nine months ended September 30, 2019, respectively, and $82 million and $227 million for the three and nine months ended September 30, 2018, respectively. Third party revenues for the G&P segment were $843 million and $2,581 million for the three and nine months ended September 30, 2019, respectively, and $828 million and $2,262 million for the three and nine months ended September 30, 2018, respectively.
(2) See below for the reconciliation from Segment Adjusted EBITDA to net income.

(In millions)	September 30, 2019	December 31, 2018
Segment assets
Cash and cash equivalents	$41	$77
L&S	20,579	19,963
G&P	20,661	19,285
Total assets	$41,281	$39,325

The table below provides a reconciliation between net income and Segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$766	$547	$1,895	$1,510
G&P Segment Adjusted EBITDA	399	390	1,120	1,054
Total reportable segments	1,165	937	3,015	2,564
Depreciation and amortization(1)	(302)	(201)	(916)	(565)
Provision for income taxes	(4)	(3)	(2)	(8)
Amortization of deferred financing costs	(10)	(14)	(29)	(45)
Non-cash equity-based compensation	(5)	(6)	(17)	(15)
Net interest and other financial costs	(223)	(139)	(657)	(389)
Income from equity method investments	95	64	255	175
Distributions/adjustments related to equity method investments	(145)	(112)	(399)	(314)
Unrealized derivative gains/(losses)(2)	11	(17)	7	(18)
Acquisition costs	(9)	—	(14)	(3)
Other	(1)	—	(1)	—
Adjusted EBITDA attributable to noncontrolling interests	9	7	23	13
Adjusted EBITDA attributable to Predecessor(3)	108	—	770	—
Net income	$689	$516	$2,035	$1,395

(1) Depreciation and amortization attributable to L&S was $113 million and $373 million for the three and nine months ended September 30, 2019, respectively, and $62 million and $171 million for the three and nine months ended September 30, 2018, respectively. Depreciation and amortization attributable to G&P was $189 million and $543 million for the three and nine months ended September 30, 2019, respectively, and $139 million and $394 million for the three and nine months ended September 30, 2018, respectively.
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
(3) The adjusted EBITDA adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP prior to the Merger.

10. Inventories

Inventories consist of the following:

(In millions)	September 30, 2019	December 31, 2018
NGLs	$4	$9
Line fill	8	9
Spare parts, materials and supplies	92	80
Total inventories	$104	$98

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	September 30, 2019	December 31, 2018
Natural gas gathering and NGL transportation pipelines and facilities	$6,909	$6,349
Processing, fractionation and storage facilities	6,113	6,045
Pipelines and related assets	5,058	5,111
Barges and towing vessels	675	621
Terminals and related assets	2,422	2,757
Refinery related assets	1,398	1,447
Land, building, office equipment and other	2,324	1,562
Construction-in-progress	1,429	1,321
Total	26,328	25,213
Less accumulated depreciation	4,436	3,688
Property, plant and equipment, net	$21,892	$21,525

12. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 13. The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	September 30, 2019		December 31, 2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(54)	$—	$(61)
Total carrying value on Consolidated Balance Sheets	$—	$(54)	$—	$(61)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.41 to $1.07 and (2) the probability of renewal of 93 percent for the first five-year term and 82.5 percent for the second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of September 30, 2019 or December 31, 2018.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(65)	$(2)	$(66)
Total gains/(losses) (realized and unrealized) included in earnings(1)	—	9	(1)	(19)
Settlements	—	2	1	3
Fair value at end of period	—	(54)	(2)	(82)
The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$9	$(2)	$(19)

(1) Gains and losses on commodity derivative contracts classified as Level 3 are recorded in “Product sales” on the Consolidated Statements of Income. Gains and losses on derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues” on the Consolidated Statements of Income.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(61)	$(2)	$(64)
Total gains/(losses) (realized and unrealized) included in earnings(1)	—	2	(2)	(27)
Settlements	—	5	2	9
Fair value at end of period	—	(54)	(2)	(82)
The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$5	$(1)	$(21)
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

	September 30, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$21,290	$19,789	$18,070	$18,511
SMR liability	$93	$82	$92	$86

13. Derivative Financial Instruments

As of September 30, 2019, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2019 and December 31, 2018, the estimated fair value of this contract was a liability of $54 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2019 and December 31, 2018, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	September 30, 2019		December 31, 2018
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(5)	$—	$(7)
Other noncurrent assets / Deferred credits and other liabilities	—	(49)	—	(54)
Total	$—	$(54)	$—	$(61)
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

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Product sales
Realized (loss)/gain	$—	$(1)	$—	$(2)
Unrealized (loss)/gain	—	(1)	—	—
Product sales derivative (loss)/gain	—	(2)	—	(2)
Purchased product costs
Realized (loss)/gain	(2)	(4)	(5)	(10)
Unrealized gain/(loss)	11	(16)	7	(18)
Purchased product costs derivative (loss)/gain	9	(20)	2	(28)
Cost of revenues
Realized (loss)/gain	—	—	—	—
Unrealized (loss)/gain	—	—	—	—
Cost of revenues derivative (loss)/gain	—	—	—	—
Total derivative gain/(loss)	$9	$(22)	$2	$(30)

14. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2019	December 31, 2018
MPLX LP:
Bank revolving credit facility due 2024	$—	$—
Term loan facility due 2021	500	—
Floating rate senior notes due September 2021	1,000	—
Floating rate senior notes due September 2022	1,000	—
6.250% senior notes due October 2022	266	—
3.500% senior notes due December 2022	486	—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
6.375% senior notes due May 2024	381	—
4.875% senior notes due December 2024	1,149	1,149
5.250% senior notes due January 2025	708	—
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.250% senior notes due December 2027	732	—
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
5.200% senior notes due December 2047	487	—
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
ANDX - 3.500% - 6.375% senior notes, due 2019-2047	690	3,750
ANDX credit facilities	—	1,245
Financing lease obligations(1)	20	21
Total	20,120	18,866
Unamortized debt issuance costs	(109)	(97)
Unamortized discount/premium	(311)	(334)
Amounts due within one year	(510)	(513)
Total long-term debt due after one year	$19,190	$17,922
(1)    See Note 19 for lease information.

Credit Agreement

Effective July 30, 2019, in connection with the closing of the Merger, MPLX amended and restated its existing revolving credit facility (the “MPLX Credit Agreement”) to, among other things, increase borrowing capacity to up to $3.5 billion and extend its term from July 2022 to July 2024. During the nine months ended September 30, 2019, MPLX borrowed $5,310 million under the MPLX Credit Agreement, at an average interest rate of 3.548 percent, and repaid $5,310 million. At September 30, 2019, MPLX had no outstanding borrowings and $3 million letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $3.497 billion, or 99.9 percent of the borrowing capacity.

Prior to the Merger, ANDX had revolving credit facilities (the “ANDX credit facilities”) totaling $2.1 billion in borrowing capacity which were set to mature January 29, 2021. The ANDX credit facilities were terminated upon closing of the Merger and repaid with borrowings under the MPLX revolving credit facility. During the nine months ended September 30, 2019, there were borrowings of $864 million under the ANDX credit facilities, at an average interest rate of 4.129 percent, and repayments of $2.1 billion.

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement which provides for a committed term loan facility for up to an aggregate of $1 billion available to be drawn in up to four separate borrowings, subject to the satisfaction or waiver of certain customary conditions. If not fully utilized, the term loan commitments expire 90 days after September 26, 2019. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). The proceeds from borrowings under the Term Loan Agreement are to be used to fund the repayment of MPLX’s existing indebtedness and/or for general business purposes. Amounts borrowed under the Term Loan Agreement will be due and payable on September 26, 2021. As of September 30, 2019, MPLX had drawn $500 million on the term loan at an average interest rate of 2.795 percent.

The Term Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type and are substantially similar to those contained in the MPLX Credit Agreement, including a covenant that requires MPLX’s ratio of Consolidated Total Debt to Consolidated EBITDA (as both terms are defined in the Term Loan Agreement) for the four prior fiscal quarters not to exceed 5.0 to 1.0 as of the last day of each fiscal quarter (or during the six-month period following certain acquisitions, 5.5 to 1.0). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period.

Floating Rate Senior Notes

On September 9, 2019, MPLX issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1.0 billion aggregate principal amount of notes due September 2021 and $1.0 billion aggregate principal amount of notes due September 2022 (collectively, the “Floating Rate Senior Notes”). The Floating Rate Senior Notes were offered at a price to the public of 100 percent of par. The proceeds were used to repay MPLX’s existing indebtedness and/or for general business purposes. Interest on the Floating Rate Senior Notes is payable quarterly in March, June, September and December, commencing on December 9, 2019. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9 percent per annum. The interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1 percent per annum.

Senior Notes

In connection with the Merger, MPLX assumed ANDX’s outstanding senior notes, which had an aggregate principal amount of $3.75 billion, interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of approximately $3.06 billion new unsecured senior notes (the “Exchange Notes”) issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes held by ANDX. Of this, $500 million is related to 5.5 percent unsecured senior notes due 2019. The principal amount of $500 million and accrued interest of $13.75 million was paid on October 15, 2019 using proceeds from the Floating Rate Senior Notes and borrowings under the Term Loan Agreement discussed above and includes interest through the payoff date.

The Exchange Notes consist of $266 million in aggregate principal amount of 6.25 percent unsecured senior notes due October 2022, $486 million in aggregate principal amount of 3.5 percent unsecured senior notes due December 2022, $381 million in aggregate principal amount of 6.375 percent unsecured senior notes due May 2024, $708 million in aggregate principal amount of 5.25 percent unsecured senior notes due January 2025, $732 million in aggregate principal amount of 4.25 percent unsecured senior notes due December 2027 and $487 million in aggregate principal amount of 5.2 percent unsecured senior notes due December 2047. Interest on each series of Exchange Notes is payable semi-annually in arrears according to the table below.

Senior Notes	Interest payable semi-annually in arrears
6.250% senior notes due October 2022	April 15th and October 15th
3.500% senior notes due December 2022	June 1st and December 1st
6.375% senior notes due May 2024	May 1st and November 1st
5.250% senior notes due January 2025	January 15th and July 15th
4.250% senior notes due December 2027	June 1st and December 1st
5.200% senior notes due December 2047	June 1st and December 1st

On December 10, 2018, MPLX redeemed all $750 million of its 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by its MarkWest subsidiary. These notes were redeemed at 101.833 percent of the principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

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

15. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$95	$537	$632
Service revenue - related parties	881	18	899
Service revenue - product related	—	26	26
Product sales(1)	14	157	171
Product sales - related parties	8	24	32
Total revenues from contracts with customers	$998	$762	1,760
Non-ASC 606 revenue(2)			520
Total revenues and other income			$2,280

	Three Months Ended September 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$34	$422	$456
Service revenue - related parties	568	—	568
Service revenue - product related	—	59	59
Product sales(1)	3	237	240
Product sales - related parties	2	16	18
Total revenues from contracts with customers	$607	$734	1,341
Non-ASC 606 revenue(2)			371
Total revenues and other income			$1,712

	Nine Months Ended September 30, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$260	$1,605	$1,865
Service revenue - related parties	2,527	22	2,549
Service revenue - product related	—	86	86
Product sales(1)	40	536	576
Product sales - related parties	17	92	109
Total revenues from contracts with customers	$2,844	$2,341	5,185
Non-ASC 606 revenue(2)			1,540
Total revenues and other income			$6,725

	Nine Months Ended September 30, 2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$94	$1,154	$1,248
Service revenue - related parties	1,588	—	1,588
Service revenue - product related	—	154	154
Product sales(1)	5	649	654
Product sales - related parties	5	30	35
Total revenues from contracts with customers	$1,692	$1,987	3,679
Non-ASC 606 revenue(2)			1,031
Total revenues and other income			$4,710

(1) G&P “Product sales” for the three and nine months ended September 30, 2018 includes approximately $1 million and $2 million of revenue related to derivative gains and losses and mark-to-market adjustments, respectively. There were no adjustments for the three and nine months ended September 30, 2019.
(2) Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

Contract Balances

Contract assets typically relate to aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer or for deficiency payments associated with minimum volume commitments which have not been billed to customers. Contract assets are generally classified as current and included in “Other current assets” on the Consolidated Balance Sheets.

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

The table below reflects the changes in our contract balances for the nine-month period ended September 30, 2019:

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at September 30, 2019
Contract assets	$36	$(6)	$(2)	$28
Deferred revenue	13	11	(4)	20
Deferred revenue - related parties	65	34	(50)	49
Long-term deferred revenue	56	26	—	82
Long-term deferred revenue - related parties	$52	$5	$—	$57
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

As of September 30, 2019, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $207 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 25 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2019	$408
2020	1,620
2021	1,601
2022	1,567
2023 and thereafter	6,581
Total revenue on remaining performance obligations(1),(2),(3)	$11,777
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

16. Supplemental Cash Flow Information

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$41	$77
Restricted cash(1)	—	8
Cash, cash equivalents and restricted cash	$41	$85
(1) The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$648	$293
Income taxes paid	—	1
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	62	—
Interest payment under finance lease obligations	1	—
Net cash provided by financing activities included:
Principal payments under finance lease obligations	4	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	1	2
MPLX terminal lease classification change	21	—
ROU assets obtained in exchange for new operating lease obligations	13	—
ROU assets obtained in exchange for new finance lease obligations	$4	$—

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Nine Months Ended September 30,
(In millions)	2019	2018
(Decrease)/increase in capital accruals	$(67)	$90

17. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2018 through September 30, 2019.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2018(1)	$(14)	$(2)	$(16)
Other comprehensive income - remeasurements(2)	—	1	1
Balance at September 30, 2019(1)	$(14)	$(1)	$(15)

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

18. Equity-Based Compensation

Phantom Units – Upon the completion of the Merger, each phantom unit held by employees of ANDX was converted into 1.135 MPLX phantom units. These units retained their original vesting terms and are accounted for using the fair value per unit calculated by MPC as of October 1, 2018.

The following is a summary of phantom unit award activity of MPLX LP common units for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2018	1,154,335	$34.34
Granted	207,515	32.96
Legacy ANDX phantom units converted to MPLX phantom units at the Merger	208,533	43.64
Settled	(420,374)	33.76
Forfeited	(42,464)	33.53
Outstanding at September 30, 2019	1,107,545	$36.09

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

The performance units granted in 2019 are hybrid awards having a three-year performance period of January 1, 2019 through December 31, 2021. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX LP’s distributable cash flow, and a market condition based on MPLX LP’s total unitholder return. The market condition was valued using a Monte Carlo valuation, resulting in a grant date fair value of $0.68 per unit for the 2019 equity-classified performance units. Grant date fair value of the performance condition is based on potential payouts per unit of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

During the first quarter of 2018, a performance award was granted; however, a grant date could not be established based on the nature of the award terms. Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the fair value of the award will be recognized over the remaining performance period.

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the nine months ended September 30, 2019:

Number of Units
Outstanding at December 31, 2018	1,941,750
Granted	987,994
Settled	(772,397)
Forfeited	—
Outstanding at September 30, 2019	2,157,347

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

Under ASC 842, the components of lease cost were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Components of lease cost:
Operating lease cost	$4	$19	$11	$56

Finance lease cost:
Amortization of ROU assets	—	1	—	4
Interest on lease liabilities	—	—	—	1
Total finance lease cost	—	1	—	5

Variable lease cost	—	3	—	7
Short-term lease cost	—	20	—	56
Total lease cost	$4	$43	$11	$124

Supplemental balance sheet data related to leases is as follows:

	September 30, 2019
(In millions)	Related Party	Third Party
Operating leases
Assets
Right of use assets	$232	$366
Liabilities
Operating lease liabilities	1	61
Long-term operating lease liabilities	231	309
Total operating lease liabilities	$232	$370
Weighted average remaining lease term	47.44 years	8.86 years
Weighted average discount rate	5.80%	4.48%

Finance leases
Assets
Property, plant and equipment, gross		$49
Accumulated depreciation		21
Property, plant and equipment, net		28
Liabilities
Other current liabilities		9
Long-term debt		11
Total finance lease liabilities		$20
Weighted average remaining lease term		10.00 years
Weighted average discount rate		5.81%

As of September 30, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2019	$5	$21	$1
2020	14	74	10
2021	14	68	2
2022	14	59	2
2023	14	55	2
2024 and thereafter	619	173	11
Gross lease payments	680	450	28
Less: imputed interest	448	80	8
Total lease liabilities	$232	$370	$20

Future minimum commitments as of December 31, 2018, for capital lease obligations and for operating lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Operating Lease Obligations	Capital Lease Obligations
2019	$90	$5
2020	88	8
2021	83	3
2022	76	2
2023	70	2
2024 and thereafter	825	4
Total minimum lease payments	$1,232	24
Less: imputed interest costs		3
Present value of net minimum lease payments		$21

Lessor

Based on the terms of fee-based transportation and storage services agreements with MPC as well as certain natural gas gathering, transportation and processing agreements, MPLX is considered to be the lessor under several operating lease arrangements in accordance with GAAP. The agreements with MPC have remaining terms ranging from less than one year to 12 years with renewal options ranging from zero to 10 years. MPLX’s primary natural gas lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which we earn a fixed fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed fee charged to the producer is adjusted to include the additional gathering assets in the lease with the fee being recorded on a straight-line basis over the life of the agreement. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2023 and 2033 with the contracts continuing thereafter on a year-to-year basis until terminated by either party.

MPLX did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contract allocated to the lease component based on relative standalone selling price. Some lessor agreements are currently deemed operating, as we elected the practical expedient to carry forward historical classification conclusions. If and when a modification of an existing agreement occurs and the agreement is required to be assessed under ASC 842, MPLX assesses the amended agreement and makes a determination as to whether a reclassification of the lease is required.

During the three months ended September 30, 2019, there was a modification to MPLX terminal agreements with MPC. Based on the modification, certain terminals within the MPLX terminal agreement were reclassified from operating leases to sales-type leases. As a result, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-types lease were derecognized and the net investment in the lease (i.e. the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable. When determining the net investment in the lease, certain variable payments were excluded from the total contract consideration, primarily related to fees for which there are no minimum volume commitments. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded through equity given that the dropdown of MPLXT was a common control transaction. During the three months ended September 30, 2019, MPLX derecognized approximately $29 million of property, plant and equipment, derecognized approximately $3 million of existing deferred rent receivable, recorded a lease receivable of approximately $47 million, recorded an unguaranteed residual asset of approximately $6 million and equity of $21 million.

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$248	$63	$773	$196

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	N/A	—	N/A
Interest income (Sales-type lease revenue- fixed minimum)	3	N/A	3	N/A
Interest income (Revenue from variable lease payments)	$1	N/A	$1	N/A

(1)	These amounts are presented net of executory costs.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of September 30, 2019:

(In millions)	Related Party	Third Party	Total
2019	$294	$47	$341
2020	1,179	186	1,365
2021	1,175	178	1,353
2022	1,171	176	1,347
2023	1,118	170	1,288
2024 and thereafter	3,904	1,269	5,173
Total minimum future rentals	$8,841	$2,026	$10,867

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2018:

(In millions)	Related Party	Third Party	Total
2019	$1,277	$171	$1,448
2020	1,275	163	1,438
2021	1,146	154	1,300
2022	1,143	151	1,294
2023	1,094	145	1,239
2024 and thereafter	3,786	1,114	4,900
Total minimum future rentals	$9,721	$1,898	$11,619

The following is a schedule of minimum future revenue on the sales-type leases with MPC as of September 30, 2019:

(In millions)	Related Party
2019	$3
2020	14
2021	14
2022	14
2023	15
2024 and thereafter	34
Total minimum future rentals	94
Less: present value discount	47
Lease receivable	$47

The following schedule summarizes MPLX’s investment in assets held for operating lease by major classes as of September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Natural gas gathering and NGL transportation pipelines and facilities	$1,061	$964
Processing, fractionation and storage facilities	1,911	1,670
Pipelines and related assets	364	376
Barges and towing vessels	674	619
Terminals and related assets	1,316	1,415
Refinery related assets	998	981
Land, building, office equipment and other	270	187
Total	6,594	6,212
Less accumulated depreciation	2,271	2,074
Property, plant and equipment, net	$4,323	$4,138

20. Commitments and Contingencies

MPLX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which MPLX has not recorded an accrued liability, MPLX is unable to estimate a range of possible losses because the issues involved have not been fully developed through pleadings, discovery or court proceedings. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental Matters – MPLX is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance.

At September 30, 2019 and December 31, 2018, accrued liabilities for remediation totaled $19 million and $20 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At September 30, 2019 and December 31, 2018, there were no balances with MPC for indemnification of environmental costs.

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

(“Westcon”) that were instituted in 2016 and 2017 in Pennsylvania, West Virginia and Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties sought in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon sought in excess of $40 million, plus an unspecified amount of punitive damages. On July 31, 2019, Westcon and the MPLX Parties reached an agreement to resolve the disputes among those parties relating to the Bluestone processing complex in Pennsylvania. The settlement resolves a significant portion of the disputes with Westcon. The settlement will not have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, MPLX believes the resolution of the remaining litigation with Westcon will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In connection with our approximate 9 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of Bakken Pipeline system. As of September 30, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Contractual Commitments and Contingencies – At September 30, 2019, MPLX’s contractual commitments to acquire property, plant and equipment totaled $788 million. These commitments were primarily related to G&P plant expansion, terminal, pipeline and refining logistics projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2019, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Also, in connection with the Merger, we assumed ANDX obligations related to future purchase obligations included in fuel costs associated with the wholesale product supply agreement, NGLs transportation costs, fractionation fees, and fixed charges with MPC. This increased our future obligations by approximately $11.9 billion as of September 30, 2019.

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

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	MPLX’s acquisition of ANDX;

•	MPC’s ongoing review of strategic alternatives for its midstream business;

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

•
changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit, changes affecting the credit markets generally and our ability to manage such changes; and

For additional risk factors affecting our business, see “Item 1A. Risk Factors” below, together with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended September 30, 2019 and September 30, 2018 are shown in the chart below. These results include the recast of ANDX financial information into MPLX’s financial information as a result of the Merger. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.
(1)    Includes Adjusted EBITDA attributable to Predecessor and portion of DCF adjustments attributable to Predecessor.

Other Highlights

•
MPLX completed the acquisition of ANDX via Merger on July 30, 2019. The historical results of ANDX have been incorporated into the MPLX results from October 1, 2018, which is the date that MPC acquired Andeavor. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. The assets of ANDX complement and enhance MPLX’s existing asset base and further expand MPLX’s existing footprint.

•
During the quarter, MPLX: entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1 billion; issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering; increased its borrowing capacity on the MPLX Credit Agreement to $3.5 billion; and extended the MPLX Credit Agreement term to July 30, 2024.

•
In connection with the Merger, MPLX also assumed all outstanding ANDX senior notes, which had an aggregate principal amount of $3.75 billion with interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of approximately $3.06 billion new unsecured senior notes issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes held by ANDX.

•
During the nine months ended September 30, 2019, we did not issue any common units under our ATM Program. As of September 30, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

•	MPLX continues to focus on portfolio optimization, which could include asset divestitures.

RECENT DEVELOPMENTS

•
MPC’s board of directors has formed a special committee to enhance its evaluation of potential value-creating options for its Midstream business. Among other aspects, the special committee will analyze the strategic fit of assets with MPC, the ability to realize full valuation credit for midstream earnings and cash flow, balance sheet impacts including liquidity and credit ratings, transaction tax impacts, separation costs, and overall complexity.

•
On October 15, 2019, MPLX borrowed the remaining $500 million in term loan capacity under the Term Loan Agreement. On the same day, MPLX paid off $500 million of outstanding ANDX 5.5 percent unsecured senior notes due 2019 and related accrued interest of $13.75 million

NON-GAAP FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS

The following tables and discussion is a summary of our results of operations for the three and nine months ended September 30, 2019 and 2018, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” the most directly comparable GAAP financial measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Total revenues and other income	$2,280	$1,712	$568	$6,725	$4,710	$2,015
Costs and expenses:
Cost of revenues (excludes items below)	407	241	166	1,099	680	419
Purchased product costs	129	241	(112)	489	632	(143)
Rental cost of sales	37	32	5	103	94	9
Rental cost of sales - related parties	45	1	44	124	2	122
Purchases - related parties	303	228	75	894	628	266
Depreciation and amortization	302	201	101	916	565	351
General and administrative expenses	102	76	26	293	217	76
Other taxes	29	20	9	84	55	29
Total costs and expenses	1,354	1,040	314	4,002	2,873	1,129
Income from operations	926	672	254	2,723	1,837	886
Related party interest and other financial costs	5	2	3	8	4	4
Interest expense, net of amounts capitalized	212	134	78	640	381	259
Other financial costs	16	17	(1)	38	49	(11)
Income before income taxes	693	519	174	2,037	1,403	634
Provision for income taxes	4	3	1	2	8	(6)
Net income	689	516	173	2,035	1,395	640
Less: Net income attributable to noncontrolling interests	8	6	2	20	11	9
Less: Net income attributable to Predecessor	52	—	52	401	—	401
Net income attributable to MPLX LP	629	510	119	1,614	1,384	230

Adjusted EBITDA attributable to MPLX LP (excluding Predecessor results)(1)	1,165	937	228	3,015	2,564	451
Adjusted EBITDA attributable to MPLX LP (including Predecessor results)(2)	1,273	N/A	N/A	3,785	N/A	N/A
DCF attributable to GP and LP unitholders (including Predecessor results)(2)	$997	$747	$250	$2,963	$2,025	$938

(1)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Excludes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(2)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Includes adjusted EBITDA and DCF adjustments attributable to Predecessor.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$689	$516	$173	$2,035	$1,395	$640
Provision for income taxes	4	3	1	2	8	(6)
Amortization of deferred financing costs	10	14	(4)	29	45	(16)
Net interest and other financial costs	223	139	84	657	389	268
Income from operations	926	672	254	2,723	1,837	886
Depreciation and amortization	302	201	101	916	565	351
Non-cash equity-based compensation	5	6	(1)	17	15	2
Income from equity method investments	(95)	(64)	(31)	(255)	(175)	(80)
Distributions/adjustments related to equity method investments	145	112	33	399	314	85
Unrealized derivative (gains)/losses(1)	(11)	17	(28)	(7)	18	(25)
Acquisition costs	9	—	9	14	3	11
Other	1	—	1	1	—	1
Adjusted EBITDA	1,282	944	338	3,808	2,577	1,231
Adjusted EBITDA attributable to noncontrolling interests	(9)	(7)	(2)	(23)	(13)	(10)
Adjusted EBITDA attributable to Predecessor(2)	(108)	—	(108)	(770)	—	(770)
Adjusted EBITDA attributable to MPLX LP(3)	1,165	937	228	3,015	2,564	451
Deferred revenue impacts	36	13	23	67	24	43
Net interest and other financial costs	(223)	(139)	(84)	(657)	(389)	(268)
Maintenance capital expenditures	(75)	(40)	(35)	(174)	(98)	(76)
Maintenance capital expenditures reimbursements	18	—	18	34	—	34
Equity method investment capital expenditures paid out	(8)	(6)	(2)	(16)	(22)	6
Other	6	1	5	16	1	15
Portion of DCF adjustments attributable to Predecessor(2)	27	—	27	159	—	159
DCF	946	766	180	2,444	2,080	364
Preferred unit distributions	(30)	(19)	(11)	(92)	(55)	(37)
DCF attributable to GP and LP unitholders	916	747	169	2,352	2,025	327
Adjusted EBITDA attributable to Predecessor	108	—	108	770	—	770
Portion of DCF adjustments attributable to Predecessor	(27)	—	(27)	(159)	—	(159)
DCF attributable to GP and LP unitholders (including Predecessor results)	$997	$747	$250	$2,963	$2,025	$938
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
(2) The adjusted EBITDA and DCF adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders prior to the acquisition date.
(3) For the three months ended September 30, 2019, the L&S and G&P segments made up $766 million and $399 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended September 30, 2018, the L&S and G&P segments made up $547 million and $390 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2019, the L&S and G&P segments made up $1,895 million and $1,120 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2018, the L&S and G&P segments made up $1,510 million and $1,054 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Nine Months Ended September 30,
(In millions)	2019	2018	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$2,990	$2,027	$963
Changes in working capital items	134	78	56
All other, net	(23)	5	(28)
Non-cash equity-based compensation	17	15	2
Net gain/(loss) on disposal of assets	3	(1)	4
Net interest and other financial costs	657	389	268
Current income taxes	1	1	—
Asset retirement expenditures	1	7	(6)
Unrealized derivative (gains)/losses(1)	(7)	18	(25)
Acquisition costs	14	3	11
Other adjustments to equity method investment distributions	20	35	(15)
Other	1	—	1
Adjusted EBITDA	3,808	2,577	1,231
Adjusted EBITDA attributable to noncontrolling interests	(23)	(13)	(10)
Adjusted EBITDA attributable to Predecessor(2)	(770)	—	(770)
Adjusted EBITDA attributable to MPLX LP(3)	3,015	2,564	451
Deferred revenue impacts	67	24	43
Net interest and other financial costs	(657)	(389)	(268)
Maintenance capital expenditures	(174)	(98)	(76)
Maintenance capital expenditures reimbursements	34	—	34
Equity method investment capital expenditures paid out	(16)	(22)	6
Other	16	1	15
Portion of DCF adjustments attributable to Predecessor(2)	159	—	159
DCF	2,444	2,080	364
Preferred unit distributions	(92)	(55)	(37)
DCF attributable to GP and LP unitholders	2,352	2,025	327
Adjusted EBITDA attributable to Predecessor	770	—	770
Portion of DCF adjustments attributable to Predecessor	(159)	—	(159)
DCF attributable to GP and LP unitholders (including Predecessor results)	$2,963	$2,025	$938
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
(2) The adjusted EBITDA and DCF adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders prior to the acquisition date.
(3) For the nine months ended September 30, 2019, the L&S and G&P segments made up $1,895 million and $1,120 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2018, the L&S and G&P segments made up $1,510 million and $1,054 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Total revenues and other income increased $568 million in the third quarter of 2019 compared to the same period of 2018, of which $611 million was due to the Merger. There was also increased volumes and prices for pipeline transportation, terminals and marine of approximately $38 million as well as an increase in equity method investments of $23 million which was mainly attributable to increased volumes in MarEn Bakken Company, LLC, Sherwood Midstream, Jefferson Dry Gas, Lincoln Pipeline

LLC, and Utica EMG. G&P volumes in the Marcellus and Southwest also contributed to the increase in revenues of approximately $55 million. These increases were offset by lower revenues in the G&P segment due to lower prices in the Marcellus, Southern Appalachia and Southwest of approximately $151 million as well as by a decrease in the Delaware Basin Residue, LLC and LOCAP LLC joint ventures. The remainder of the increase relates to increased fees from Refining Logistics and Fuels Distribution, the Mt. Airy acquisition, the Robinson Butane Cavern and the recognition of revenue related to volume deficiencies.

Cost of Revenues increased $166 million in the third quarter of 2019 compared to the same period of 2018, of which $152 million was due to the Merger. The remaining variance was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern, as well as increased other miscellaneous expenses.

Purchased product costs decreased $112 million in the third quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices of $98 million in the Southwest and Southern Appalachia, partially offset by higher volumes of $13 million in the same regions. In addition, there was a decrease of $27 million in unrealized losses associated with derivatives which was driven by an unrealized gain in 2019 as a result of changes in commodity prices.

Rental Cost of Sales - related parties increased $44 million in the third quarter of 2019 compared to the same period of 2018 primarily due to the Merger, the acquisition of the Mt. Airy Terminal and to operate the new butane cavern.

Purchases - related parties increased $75 million in the third quarter of 2019 compared to the same period of 2018, of which $63 million was due to the Merger. The remainder of the change was due to increased employee-related costs.

Depreciation and amortization expense increased $101 million in the third quarter of 2019 compared to the same period of 2018, of which $88 million was due to the Merger. The remaining variance was primarily due to the acquisition of the Mt. Airy Terminal and additions to in-service property, plant and equipment throughout 2018 and the first nine months of 2019, slightly offset by write-downs of equipment no longer in use in the prior year.

General and Administrative expenses increased $26 million in the third quarter of 2019 compared to the same period of 2018, which was due to the Merger, including $9 million of transaction related costs.

Net interest expense and other financial costs increased $80 million in the third quarter of 2019 compared to the same period of 2018. The increase is mainly due to increased interest and financing costs related to the new senior notes issued in the fourth quarter of 2018, interest on the new variable rate notes and term loan issued in the third quarter of 2019, and inclusion of the exchange notes during the full year 2019 but not 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Total revenues and other income increased $2,015 million in the first nine months of 2019 compared to the same period of 2018, of which $1,791 million was due to the Merger. The remaining variance was due mainly to a $114 million increase from the acquisition of Refining Logistics and Fuels Distribution and its annual fee escalation as well as increased volumes and prices for pipeline transportation, terminals and marine of $122 million. We also experienced higher revenues from G&P volume growth in the Marcellus and Southwest of approximately $255 million offset by decreased pricing on product sales of approximately $311 million in the Marcellus, Southern Appalachia and Southwest. Equity method investments provided a $50 million increase which was mainly attributable to increased volumes in MarEn Bakken Company, LLC, Sherwood Midstream, Jefferson Dry Gas, Lincoln Pipeline LLC, and Utica EMG. These increases were partially offset by a decrease in the Explorer Pipeline Co., Delaware Basin Residue, LLC, and LOCAP LLC ventures. There were also increase related to the Mt. Airy acquisition, the Robinson Butane Cavern and the recognition of revenue related to volume deficiencies of $30 million in total. The remainder of the difference is due to lower cost reimbursements in the Marcellus.

Cost of Revenues increased $419 million in the first nine months of 2019 compared to the same period of 2018, of which $400 million is due to the Merger. The remaining variance was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern.

Purchased product costs decreased $143 million in the first nine months of 2019 compared to the same period of 2018. This was primarily due to lower prices of $216 million in the Southwest and Southern Appalachia as well as a decrease in unrealized derivative losses which was driven an unrealized gain in 2019 as a result of changes in commodity prices. These decreases were partially offset by higher volumes of $98 million in the Southwest and Southern Appalachia.

Rental Cost of Sales increased $9 million in the first nine months of 2019 compared to the same period of 2018 due to the acquisition of the Mt. Airy Terminal and to operate the new butane cavern.

Rental Cost of Sales - related parties increased $122 million in the first nine months of 2019 compared to the same period of 2018, of which $116 million is due to the Merger.

Purchases-related parties increased $266 million in the first nine months of 2019 compared to the same period of 2018, of which $204 million was due to the Merger. The remaining increase was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as to increases in employee-related costs

Depreciation and amortization expense increased $351 million in the first nine months of 2019 compared to the same period of 2018, of which $277 million was due to the Merger. The remaining variance was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal; additions to in-service property, plant and equipment throughout 2018 and the first nine months of 2019; slightly offset by write-downs of equipment no longer in use in the prior year.

General and administrative expenses increased $76 million in the first nine months of 2019 compared to the same period of 2018, of which $65 million was due to the Merger, including $14 million of acquisitions costs related to the Merger. The remaining variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution and other employee-related costs.

Other taxes increased $29 million in the first nine months of 2019 compared to the same period of 2018, primarily due to the Merger.

Net interest expense and other financial costs increased $252 million in the first nine months of 2019 compared to the same period of 2018. The increase is primarily due to increased interest and financing costs related to the new senior notes issued in the fourth quarter of 2018, interest on the new variable rate notes and term loan issued in the third quarter of 2019 and inclusion of the exchange notes during the full year 2019 but not 2018.

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

L&S Segment

(1) Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Service revenue	$976	$602	$374	$2,787	$1,682	$1,105
Rental income	304	191	113	935	526	409
Product related revenue	22	5	17	57	10	47
Income from equity method investments	60	43	17	159	123	36
Other income	17	12	5	45	36	9
Total segment revenues and other income	1,379	853	526	3,983	2,377	1,606
Cost of revenues	262	92	170	707	282	425
Purchases - related parties	216	182	34	633	501	132
Depreciation and amortization	113	62	51	373	171	202
General and administrative expenses	59	38	21	152	108	44
Other taxes	16	11	5	43	28	15
Segment income from operations	713	468	245	2,075	1,287	788
Depreciation and amortization	113	62	51	373	171	202
Income from equity method investments	(60)	(43)	(17)	(159)	(123)	(36)
Distributions/adjustments related to equity method investments	70	57	13	184	164	20
Acquisition costs	9	—	9	14	3	11
Non-cash equity-based compensation	3	3	—	10	8	2
Other	1	—	1	1	—	1
Adjusted EBITDA attributable to Predecessor	(83)	—	(83)	(603)	—	(603)
Segment adjusted EBITDA(1)	766	547	219	1,895	1,510	385

Maintenance capital expenditures	$57	$31	$26	$128	$78	$50
(1) See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Service revenue increased $374 million in the third quarter of 2019 compared to the same period of 2018. This was primarily due to the Merger which increased service revenue by $300 million. The remaining variance was primarily due to a $30 million increase in transportation volumes and prices, partially attributable to the completion of the Ozark expansion; $2 million from increased fees from Refining Logistics and Fuels Distribution; $1 million from additional storage capacity; a $6 million increase from additional marine vessels; a $30 million increase in service revenue with a corresponding decrease to rental income due to a change in marine lease income classification, and a $3 million increase in revenue recognized from volume deficiency payments.

Rental income increased $113 million in the third quarter of 2019 compared to the same period of 2018, of which $134 million was due to the Merger. The remaining variance was primarily due to a $30 million decrease to rental income with a corresponding increase to service revenue due to a change in marine lease income classification. There was also an increase of $7 million from the acquisition of the Mt. Airy Terminal and an increase of $2 million from the annual Refining Logistics fee escalation.

Product related revenue increased $17 million in the third quarter of 2019 compared to the same period of 2018, which was due to the Merger.

Income from Equity method investments increased $17 million in the third quarter of 2019 compared to the same period of 2018, of which $10 million was due to the Merger. The remaining variance was primarily due to increased income from MarEn Bakken, Explorer, and Lincoln, primarily due to increased throughput volumes, slightly offset by decreased income from LOCAP primarily due to lower throughput volumes.

Cost of Revenues increased $170 million in the third quarter of 2019 compared to the same period of 2018, of which $148 million was due to the Merger. The remaining variance was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, the completed Robinson Butane cavern, increased employee related costs and other miscellaneous expenses.

Purchases - related parties increased $34 million in the third quarter of 2019 compared to the same period of 2018, of which $25 million was due to the Merger, with the remainder of the variance being due to employee-related costs.

Depreciation and amortization increased $51 million in the third quarter of 2019 compared to the same period of 2018, of which $42 million was due to the Merger. The remaining variance was primarily due to the acquisition of the Mt. Airy Terminal as well as additions to in-service property, plant and equipment throughout 2018 and the first nine months of 2019.

General and Administrative expenses increased $21 million in the third quarter of 2019 compared to the same period of 2018, which was due to the Merger, including $9 million of transaction related costs.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Service revenue increased $1,105 million in the first nine months of 2019 compared to the same period of 2018, of which $848 million was due to the Merger. The remaining variance was primarily due to an additional $71 million of revenue due to the acquisition of Refining Logistics and Fuels Distribution as well as from annual fee escalation; $83 million of revenue from increased transportation volumes and prices, partially attributable to the completion of the Ozark expansion; $4 million from increased revenue from volume deficiency credits; $7 million of revenue from additional storage capacity; $7 million from increased terminal throughput; $18 million from additional marine vessels; and a $57 million increase due to the reclassification of certain lease revenue from rental income to service revenue.

Rental income increased $409 million in the first nine months of 2019 compared to the same period of 2018, of which $402 million was due to the Merger. The remaining variance was primarily due to an additional $43 million of revenue from the acquisition of Refining Logistics, $5 million from the completion of a new butane cavern, and $20 million from the acquisition of the Mt. Airy Terminal. These increases were offset by a $57 million decrease due to the reclassification of certain lease revenue from rental income to service revenue and by a $7 million decrease due to the acceleration of straight-line rent, both due to a change in lease classification.

Product related revenue increased $47 million in the first nine months of 2019 compared to the same period of 2018, of which $46 million was due to the Merger.

Income from Equity method investments increased $36 million in the first nine months of 2019 compared to the same period of 2018, of which $19 million was due to the Merger. The remaining variance was due to increased income from MarEn Bakken and Lincoln, primarily due to increased throughput volumes, offset by decreased income from LOCAP primarily due to lower throughput volumes and decreased income from Explorer primarily due to an upward adjustment to income in 2018 for a change in the corporate tax rate.

Other income increased $9 million in the first nine months of 2019 compared to the same period of 2018, primarily related to a gain recognized on the sale of assets.

Cost of revenues increased $425 million in the first nine months of 2019 compared to the same period of 2018, of which $396 million was due to the Merger. The remaining variance was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern.

Purchases - related parties increased $132 million in the first nine months of 2019 compared to the same period of 2018, of which $83 million was due to the Merger. The remainder was primarily related to the acquisition of Refining Logistics and Fuels Distribution and increased employee-related costs.

Depreciation and amortization increased $202 million in the first nine months of 2019 compared to the same period of 2018, of which $162 million was due to the Merger. The remaining variance was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal as well as additions to in-service property, plant and equipment throughout 2018 and the first nine months of 2019.

General and administrative expenses increased $44 million in the first nine months of 2019 compared to the same period of 2018, which was primarily due to the Merger and included $14 million of acquisitions costs related to the Merger.

Other taxes increased by $15 million in the first nine months of 2019 compared to the same period of 2018, primarily due to the Merger.

G&P Segment

(1) Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Service revenue	$555	$422	$133	$1,627	$1,154	$473
Rental income	88	88	—	260	251	9
Product related revenue	207	311	(104)	714	831	(117)
Income from equity method investments	35	21	14	96	52	44
Other income	16	17	(1)	45	45	—
Total segment revenues and other income	901	859	42	2,742	2,333	409
Cost of revenues	227	182	45	619	494	125
Purchased product costs	129	241	(112)	489	632	(143)
Purchases - related parties	87	46	41	261	127	134
Depreciation and amortization	189	139	50	543	394	149
General and administrative expenses	43	38	5	141	109	32
Other taxes	13	9	4	41	27	14
Segment income from operations	213	204	9	648	550	98
Depreciation and amortization	189	139	50	543	394	149
Income from equity method investments	(35)	(21)	(14)	(96)	(52)	(44)
Distributions/adjustments related to equity method investments	75	55	20	215	150	65
Unrealized derivative (gains)/losses(1)	(11)	17	(28)	(7)	18	(25)
Non-cash equity-based compensation	2	3	(1)	7	7	—
Adjusted EBITDA attributable to Predecessor	(25)	—	(25)	(167)	—	(167)
Adjusted EBITDA attributable to noncontrolling interests	(9)	(7)	(2)	(23)	(13)	(10)
Segment Adjusted EBITDA(2)	399	390	9	1,120	1,054	66

Maintenance capital expenditures	$18	$9	$9	$46	$20	$26
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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Service revenue increased $133 million in the third quarter of 2019 compared to the same period of 2018. This was primarily due to the Merger which increased service revenue by $123 million. The remaining increase was due to higher fees from higher volumes in the Marcellus and Southwest, partially offset by lower cost reimbursement revenue in the Marcellus.

Product related revenue decreased $104 million in the third quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices in the Southwest, Southern Appalachia and Marcellus of approximately $151 million offset by $25 million of volume increases in the Southwest and increased revenues due to the Merger of $22 million.

Income from equity method investments increased $14 million in the third quarter of 2019 compared to the same period of 2018. This was primarily due to growth in the Sherwood Midstream joint venture due to additional plants coming online at the end of 2018, an increase in the Utica EMG joint venture as a result of assets written off in the prior period, an increase in the Jefferson Dry Gas joint venture as a result of higher dry gas gathering volumes and assets placed in service and a small increase due to the Merger. These increases were partially offset by a decrease in the Delaware Basin Residue, LLC joint venture driven by unrealized derivative losses.

Cost of revenues increased $45 million in the third quarter of 2019 compared to the same period of 2018, which is attributable to the Merger.

Purchased product costs decreased $112 million in the third quarter of 2019 compared to the same period of 2018. This was primarily due to lower prices of $98 million in the Southwest and Southern Appalachia, partially offset by higher volumes of $13 million in the same regions. In addition, there was a decrease of $27 million in unrealized losses associated with derivatives which was driven by an unrealized gain in 2019 as a result of changes in commodity prices.

Purchases - related parties increased $41 million in the third quarter of 2019 compared to the same period of 2018, with the majority of the increase being attributable to the Merger of approximately $38 million. The remainder of the variance relates to increased employee related costs.

Depreciation and amortization increased $50 million in the third quarter of 2019 compared to the same period of 2018, with the majority of the increase being attributable to the Merger of approximately $46 million. The remainder of the variance relates to additions to in-service property, plant and equipment throughout 2018 and the first nine month of 2019, slightly offset by write-downs of equipment no longer in use in the prior year.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Service revenue increased $473 million in the first nine months of 2019 compared to the same period of 2018. The increase was primarily due to the Merger which increased service revenue by $375 million. Higher fees from higher volumes in the Marcellus and Southwest, partially offset by lower cost reimbursement revenue in the Marcellus also increased service revenue.

Rental income increased $9 million in the first nine months of 2019 compared to the same period of 2018. This was primarily due to fees from higher volumes in the Marcellus.

Product related revenue decreased $117 million in the first nine months of 2019 compared to the same period of 2018. This was primarily due to lower prices in the Southwest, Southern Appalachia and Marcellus of $311 million offset by volume increases in the Southwest of $114 million. A portion of the volume increase in the Southwest was offset by a volume decrease due to downtime at the Javelina facility. The overall decrease was offset by higher revenues as a result of the Merger which increased product related revenue by $88 million.

Income from equity method investments increased $44 million in the first nine months of 2019 compared to the same period of 2018. This was primarily due to growth in the Sherwood Midstream joint venture due to additional plants coming online at the end of 2018, an increase in the Jefferson Dry Gas joint venture as a result of higher dry gas gathering volumes and assets placed in service, an increase in the Utica EMG joint venture as a result of assets written off in the prior period and income from three additional joint ventures acquired in the Merger which accounted for $11 million of the increase. These increases were partially offset by a decrease in the Delaware Basin Residue, LLC joint venture driven by unrealized derivative losses.

Cost of revenues increased $125 million in the first nine months of 2019 compared to the same period of 2018. The Merger increased costs by $122 million with the remaining increase being attributable to higher repairs and maintenance costs in the Southwest.

Purchased product costs decreased $143 million in the first nine months of 2019 compared to the same period of 2018. This was primarily due to lower prices of $216 million in the Southwest and Southern Appalachia as well as a decrease in unrealized derivative losses which was driven by an unrealized gain in 2019 as a result of changes in commodity prices. These decreases were partially offset by higher volumes of $98 million in the Southwest and Southern Appalachia.

Purchases - related parties increased $134 million in the first nine months of 2019 compared to the same period of 2018. This was primarily due to an increase of $121 million related to the Merger with a portion of the increase also being attributable to an increases in employee-related costs.

Depreciation and amortization increased $149 million in the first nine months of 2019 compared to the same period of 2018. The Merger increased depreciation by $115 million with the remainder of the increase being attributable to additions to in-service property, plant and equipment throughout 2018 and the first nine months of 2019 which was slightly offset by write-downs of equipment no longer in use in the prior year.

General and administrative expenses increased $32 million in the first nine months of 2019 compared to the same period of 2018. The Merger increased general and administrative expenses by $20 million with the remainder of the increase being attributable to higher employee related costs.

Other taxes increased $14 million in the first nine months of 2019 compared to the same period of 2018. The Merger increased other taxes by $9 million with the remainder of the increase being attributable to higher property taxes.

SEASONALITY

The volume of crude oil and refined products transported and stored utilizing our assets is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Many effects of seasonality on the L&S segment’s revenues will be mitigated through the use of our fee-based transportation and storage services agreements with MPC that include minimum volume commitments. Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors. We are able to manage the above impacts through the execution of our marketing strategy and via our storage capabilities. Overall, our exposure to the seasonal fluctuations is declining due to our growth in fee-based business.

OPERATING DATA(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,367	2,208	3,240	2,149
Product pipelines	1,859	1,182	1,875	1,135
Total pipelines	5,226	3,390	5,115	3,284

Average tariff rates ($ per barrel)(2)
Crude oil pipelines	$0.97	$0.60	$0.94	$0.58
Product pipelines	0.77	0.86	0.73	0.80
Total pipelines	$0.90	$0.69	$0.86	$0.66

Terminal throughput (mbpd)	3,292	1,474	3,267	1,468

Marine Assets (number in operation)(3)
Barges	264	256	264	256
Towboats	23	20	23	20

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	MPLX LP(4)	MPLX LP Operated(5)	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,271	1,271	1,201	1,201
Utica Operations	—	2,381	—	1,936
Southwest Operations	1,653	1,653	1,599	1,600
Bakken Operations	149	149	—	—
Rockies Operations	627	827	—	—
Total gathering throughput	3,700	6,281	2,800	4,737

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,264	5,300	4,004	4,609
Utica Operations	—	866	—	857
Southwest Operations	1,667	1,667	1,479	1,479
Southern Appalachian Operations	254	254	226	226
Bakken Operations	149	149	—	—
Rockies Operations	568	568	—	—
Total natural gas processed	6,902	8,804	5,709	7,171

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	433	433	405	405
Utica Operations(6)	—	49	—	49
Southwest Operations	19	19	20	20
Southern Appalachian Operations(7)	13	13	14	14
Bakken Operations	29	29	—	—
Rockies Operations	4	4	—	—
Total C2 + NGLs fractionated(8)	498	547	439	488

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	MPLX LP(4)	MPLX LP Operated(5)	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,273	1,273	1,157	1,157
Utica Operations	—	2,186	—	1,722
Southwest Operations	1,618	1,618	1,523	1,524
Bakken Operations	149	149	—	—
Rockies Operations	639	835	—	—
Total gathering throughput	3,679	6,061	2,680	4,403

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,211	5,218	3,775	4,338
Utica Operations	—	835	—	889
Southwest Operations	1,608	1,608	1,403	1,403
Southern Appalachian Operations	244	244	244	244
Bakken Operations	149	149	—	—
Rockies Operations	575	575	—	—
Total natural gas processed	6,787	8,629	5,422	6,874

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	431	431	374	374
Utica Operations(6)	—	45	—	46
Southwest Operations	13	13	18	18
Southern Appalachian Operations(7)	12	12	13	13
Bakken Operations	22	22	—	—
Rockies Operations	4	4	—	—
Total C2 + NGLs fractionated(8)	482	527	405	451

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.33	$2.86	$2.57	$2.85
C2 + NGL Pricing ($ per gallon)(9)	$0.44	$0.90	$0.53	$0.81
(1) Operating data is inclusive of operating data for ANDX for all of 2019.
(2) Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.
(3) Represents total at end of period.
(4) This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(5) This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
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
(7) Includes NGLs fractionated for the Marcellus Operations and Utica Operations.

(8) Purity ethane makes up approximately 182 mbpd and 198 mbpd of total MPLX Operated, fractionated products for the three months ended September 30, 2019 and 2018, respectively, and approximately 189 mbpd and 183 mbpd of total fractionated products for the nine months ended September 30, 2019 and 2018, respectively. Purity ethane makes up approximately 172 mbpd and 183 mbpd of total MPLX LP consolidated, fractionated products for the three months ended September 30, 2019 and 2018, respectively, and approximately 179 mbpd and 169 mbpd of total fractionated products for the nine months ended September 30, 2019 and 2018, respectively.
(9) C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash was $41 million at September 30, 2019 and $85 million at December 31, 2018. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$2,990	$2,027
Investing activities	(2,189)	(2,027)
Financing activities	(845)	30
Total	$(44)	$30

Net cash provided by operating activities increased $963 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to the increase in net income period over period which was most impacted by the Merger which is included for all nine months in 2019 and not in 2018. Net income related to the Merger was approximately $539 million. Other less significant impacts include adjustments for depreciation and amortization, adjustments related to equity method investments and adjustments for changes in working capital items which were also impacted by the previously mentioned acquisitions.

Net cash used in investing activities increased $162 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to spending related to the capital budget as well as increased investments in equity method investments, offset by a decrease in cash used for acquisitions (related to the Mt. Airy acquisition in 2018).

Financing activities were an $845 million use of cash in the first nine months of 2019 compared to a $30 million source of cash in the first nine months of 2018. The use of cash for the first nine months of 2019 was primarily due to distributions of $1,731 million to common unitholders, distributions of $61 million to Series A preferred unitholders, distributions of $21 million to Series B preferred unitholders, distributions of $20 million to noncontrolling interests, Predecessor distributions of $502 million, repayment of $1,245 million under credit facilities and debt issuance costs of $20 million. These uses of cash were offset by net borrowings of $125 million on the MPC Loan Agreement, net borrowings of $500 million on the term loan, $2,000 million of borrowings related to the floating rate senior notes and $94 million and $52 million in contributions from noncontrolling interests and MPC, respectively.

Debt and Liquidity Overview

Our outstanding borrowings at September 30, 2019 and December 31, 2018 consist of the following:

(In millions)	September 30, 2019	December 31, 2018
MPLX LP:
Bank revolving credit facility due 2024	—	—
Term loan facility due 2021	500	—
Floating rate senior notes due September 2021	1,000	—
Floating rate senior notes due September 2022	1,000	—
6.250% senior notes due October 2022	266	—
3.500% senior notes due December 2022	486	—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
6.375% senior notes due May 2024	381	—
4.875% senior notes due December 2024	1,149	1,149
5.250% senior notes due January 2025	708	—
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.250% senior notes due December 2027	732	—
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
5.200% senior notes due December 2047	487	—
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
ANDX - 3.500% - 6.375% senior notes, due 2019-2047	690	3,750
ANDX credit facilities	—	1,245
Financing lease obligations	20	21
Total	20,120	18,866
Unamortized debt issuance costs	(109)	(97)
Unamortized discount/premium	(311)	(334)
Amounts due within one year	(510)	(513)
Total long-term debt due after one year	$19,190	$17,922

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement which provides for a committed term loan facility for up to an aggregate of $1 billion available to be drawn in up to four separate borrowings, subject to the satisfaction or waiver of certain customary conditions. If not fully utilized, the term loan commitments expire 90 days after September 26, 2019. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). The proceeds from borrowings under the Term Loan Agreement were used to fund the repayment of MPLX’s existing indebtedness and/or for general business purposes. Amounts borrowed under the Term Loan Agreement will be due and payable on September 26, 2021.

The Term Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type and are substantially similar to those contained in the MPLX Credit Agreement, including a covenant that requires MPLX’s ratio of Consolidated Total Debt to Consolidated EBITDA (as both terms are defined in the Term Loan Agreement) for the four prior fiscal quarters not to exceed 5.0 to 1.0 as of the last day of each fiscal quarter (or during the six-month period following certain acquisitions, 5.5 to 1.0). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period.

Floating Rate Senior Notes

On September 9, 2019, MPLX issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1.0 billion aggregate principal amount of notes due September 2021 and $1.0 billion aggregate principal amount of notes due September 2022 (collectively, the “Floating Rate Senior Notes”). The Floating Rate Senior Notes were offered at a price to the public of 100 percent of par. The proceeds were used to repay MPLX’s existing indebtedness and/or for general business purposes. Interest on the Floating Rate Senior Notes is payable quarterly in March, June, September and December, commencing on December 9, 2019. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9 percent per annum. The interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1 percent per annum.

Fixed Rate Senior Notes

In connection with the Merger, MPLX assumed ANDX’s outstanding senior notes which had an aggregate principal amount of $3.75 billion, interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of approximately $3.06 billion new unsecured senior notes (the “Exchange Notes”) issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes held by ANDX. Of this, $500 million is related to 5.5 percent unsecured senior notes due 2019. The principal amount of $500 million and accrued interest of $13.75 million was paid on October 15, 2019 using proceeds from the Floating Rate Senior Notes and borrowings under the Term Loan Agreement discussed above and includes interest through the payoff date.

The Exchange Notes consist of $266 million in aggregate principal amount of 6.25 percent unsecured senior notes due October 2022, $486 million in aggregate principal amount of 3.5 percent unsecured senior notes due December 2022, $381 million in aggregate principal amount of 6.375 percent unsecured senior notes due May 2024, $708 million in aggregate principal amount of 5.25 percent unsecured senior notes due January 2025, $732 million in aggregate principal amount of 4.25 percent unsecured senior notes due December 2027 and $487 million in aggregate principal amount of 5.2 percent unsecured senior notes due December 2047. Interest on each series of Exchange Notes is payable semi-annually in arrears according to the table below.

Senior Notes	Interest payable semi-annually in arrears
6.250% senior notes due October 2022	April 15th and October 15th
3.500% senior notes due December 2022	June 1st and December 1st
6.375% senior notes due May 2024	May 1st and November 1st
5.250% senior notes due January 2025	January 15th and July 15th
4.250% senior notes due December 2027	June 1st and December 1st
5.200% senior notes due December 2047	June 1st and December 1st

Credit Agreement

Effective July 30, 2019 in connection with the closing of the Merger, MPLX amended and restated the MPLX Credit Agreement to, among other things, increase its borrowing capacity to up to $3.5 billion and extend its term to July 30, 2024. The MPLX Credit Agreement includes certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of its type. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of September 30, 2019, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.80 to 1.0, as well as other covenants contained in the MPLX Credit Agreement. As disclosed in Note 2 of the Notes to Consolidated Financial Statements, the adoption of the lease accounting standards update resulted in the recognition of a significant lease obligation. The MPLX Credit Agreement contains provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.

MPC Loan Agreement

In connection with the Merger, on July 31, 2019, MPLX and MPC Investment amended and restated the MPC Loan Agreement to, among other things, increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to July 31, 2024.

Our intention is to maintain an investment grade credit profile. As of November 1, 2019, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (negative outlook)
Standard & Poor’s	BBB (stable outlook)
Fitch	BBB (stable outlook)

The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

The MPLX Credit Agreement and senior notes do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings would, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and the Term Loan Agreement and may limit our flexibility to obtain future financing.

Our liquidity totaled $5.4 billion at September 30, 2019 consisting of:

	September 30, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$(3)	$3,497
Term Loan Agreement	1,000	(500)	500
MPC Loan Agreement	1,500	(125)	1,375
Total liquidity	$6,000	$(628)	5,372
Cash and cash equivalents			41
Total liquidity			$5,413
(1) Outstanding borrowings include $3 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under the MPC Loan Agreement and the MPLX Credit Agreement. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through September 30, 2019:

(In units)
Balance at December 31, 2018	794,089,518
Unit-based compensation awards	287,019
Issuance of units in connection with the Merger	262,829,592
Conversion of Series A Preferred Units	1,148,330
Balance at September 30, 2019	1,058,354,459

In connection with the Merger on July 30, 2019, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units while ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. This resulted in the issuance of MPLX common units of approximately 102 million units to public unitholders and approximately 161 million units to MPC.

Unrelated to the Merger, during the quarter certain holders of our Series A preferred units exercised their rights to convert their Series A preferred units into common units. These impacts are reflected in the table above.

Series B Preferred Units

In connection with the Merger, we converted ANDX’s outstanding 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX into preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year through and including February 15, 2023. After February 15, 2023, the distribution will be made quarterly in arrears on the 15th day, or the first business day thereafter, of February, May, August and November of each year to holders of record as of the record date, which is generally the close of business on the first business day of the month of the applicable payment date.

ATM

MPLX expects the net proceeds, if any, from sales under our ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the nine months ended September 30, 2019, we issued no common units under our ATM program. As of September 30, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

Distributions

We intend to pay at least the minimum quarterly distribution of $0.2625 per unit per quarter, which equates to $278 million per quarter, or $1,111 million per year, based on the number of common units outstanding at September 30, 2019. On October 25, 2019, we announced the board of directors of our general partner had declared a distribution of $0.6775 per unit that will be paid on November 14, 2019 to unitholders of record on November 4, 2019. This represents an increase of $0.0100 per unit, or 1.5 percent, above the second quarter 2019 distribution of $0.6675 per unit and an increase of 6.3 percent over the third quarter 2018 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over an extended period of time. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2019 and 2018. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned for the distributions being declared in October. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter. Included in the table below is $10 million of distributions earned by the Series B preferred units for the three months ended September 30, 2019 assuming a distribution is declared by the Board of Directors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Distribution declared:
Limited partner units - public	$266	$185	$718	$545
Limited partner units - MPC(1)	438	322	1,201	926
Total GP & LP distribution declared	704	507	1,919	1,471
Series A preferred units	20	19	61	55
Series B preferred units	10	—	31	—
Total distribution declared	734	526	2,011	1,526

Cash distributions declared per limited partner common unit	$0.6775	$0.6375	$2.0025	$1.8825
(1) The three and nine months ended September 30, 2019 amounts are net of $12.5 million and $25 million of waived distributions, respectively, with respect to units held by MPC and its affiliates.

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

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2019	2018
Capital expenditures:
Maintenance	$174	$98
Maintenance reimbursements	(34)	—
Growth	1,479	1,382
Growth reimbursements	(17)	—
Total capital expenditures	1,602	1,480
Less: Increase (decrease) in capital accruals	(67)	90
Asset retirement expenditures	1	7
Additions to property, plant and equipment, net of reimbursements(1)	1,668	1,383
Investments in unconsolidated affiliates	494	215
Acquisitions	(5)	451
Total capital expenditures and acquisitions	2,157	2,049
Less: Maintenance capital expenditures (including reimbursements)	140	98
Acquisitions	(5)	451
Total growth capital expenditures(2)	$2,022	$1,500

(1) This amount is represented in the Consolidated Statements of Cash Flows as Additions to property, plant and equipment after excluding growth and maintenance reimbursements. Reimbursements are shown as Contributions from MPC within the Financing activities section of the Consolidated Statements of Cash Flows.
(2) Amount excludes contributions from noncontrolling interests of $94 million and $8 million for the nine months ended September 30, 2019 and 2018, respectively, as reflected in the financing section of our statement of cash flows.

Contractual Cash Obligations

As of September 30, 2019, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2019, our long-term debt obligations increased by $1.26 billion. Also, in connection with the Merger, we assumed ANDX obligations related to future purchase obligations included in fuel costs associated with the wholesale product supply agreement, NGLs transportation costs, fractionation fees, and fixed charges with MPC. This increased our future obligations by approximately $11.9 billion as of September 30, 2019. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2018.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Note 20. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

TRANSACTIONS WITH RELATED PARTIES

At September 30, 2019, MPC held approximately 63 percent of the outstanding MPLX LP common units and the non-economic general partner interest.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 54 percent and 46 percent of our total revenues and other income for the third quarter of 2019 and 2018, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 30 percent and 27 percent for the third quarter of 2019 and 2018, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of September 30, 2019, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2019, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

ACCOUNTING STANDARDS NOT YET ADOPTED

As discussed in Note 2 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2019, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and nine months ended September 30, 2019 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2018.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, these agreements have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2019 and December 31, 2018, the estimated fair value of this contract was a liability of $54 million and $61 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of September 30, 2019, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of September 30, 2019(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2019(3)
Long-term debt
Fixed-rate	$18,783	$1,820	N/A
Variable-rate	$2,507	$48	$4
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2019.
(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2019. This analysis does not include the ANDX credit facilities which were terminated upon closing of the Merger.

At September 30, 2019, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments under our revolving credit facility, term loan facility and floating rate senior notes. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of September 30, 2019, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in Pennsylvania, West Virginia and Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties sought in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon sought in excess of $40 million, plus an unspecified amount of punitive damages. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, in July 2019, Westcon and the MPLX Parties reached an agreement to resolve the disputes among those parties relating to the Bluestone processing complex in Pennsylvania. The settlement will not have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
MPC’s ongoing review of strategic alternatives for its midstream business could materially impact our strategic direction, business and results of operations.
MPC’s board of directors has formed a special committee to enhance its evaluation of potential value-creating options for its midstream business, of which MPLX is the primary component. MPC’s exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks: significant fluctuations in our unit price occur in response to developments relating to the strategic review process or market speculation regarding any such developments; we may encounter difficulties in hiring, retaining and motivating key personnel who provide services to us during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third party advisors; and we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives. On November 1, 2019, Moody’s announced it had changed its outlook for MPC’s and MPLX’s credit ratings from stable to negative following the recent announcements regarding MPC’s planned spin-off of its Speedway business and its midstream review, and the midstream review could be a factor causing or contributing to a future determination by one or more of the rating agencies to lower MPLX’s credit ratings. The strategic review process also requires significant time and attention from management, which could distract them from other tasks in operating our business. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities

In connection with the closing of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units.

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for Western Refining Southwest, Inc. (“Southwest”), a wholly-owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent special limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger. As a result of the Merger, the ANDX Special Limited Partner Interest outstanding immediately prior to the effective time of the Merger was converted into a right for Southwest, as the holder of all such interest, to receive a substantially equivalent special limited partner interest in MPLX (the “MPLX Special Limited Partner Interest”). By virtue of the conversion, the ANDX Special Limited Partner Interest was cancelled and ceased to exist as of the effective time of the Merger.

The issuance of MPLX TexNew Mex Units and the MPLX Special Limited Partner Interest was effected in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
1.1	Underwriting Agreement, dated as of September 4, 2019, among the Issuer, MPLX GP LLC, the general partner of the Issuer, and each of Citigroup Global Markets Inc., Barclays Capital Inc. and RBC Capital Markets, LLC, acting as representatives of the several underwriters named therein	8-K	1.1	9/9/2019	001-35714
2.1*	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019	8-K/A	3.1	8/14/2019	001-35714
4.1	Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee , relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	10-Q	4.3	10/31/2014	001-03473 (Andeavor)
4.2	Sixth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of October 29, 2014, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.1	9/9/2019	001-35714
4.3	Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.375% Senior Notes due 2024	10-K	4.33	2/21/2017	001-03473 (Andeavor)
4.4	Fourth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of May 12, 2016, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.2	9/9/2019	001-35714

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
4.5	Indenture, dated as of December 2, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2025	10-K	4.34	2/21/2017	001-03473 (Andeavor)
4.6	Fourth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of December 2, 2016, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.3	9/9/2019	001-35714
4.7	Indenture, dated as of November 28, 2017, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.500% Senior Notes due 2022, 4.250% Senior Notes due 2027 and 5.200% Senior Notes due 2047	8-K	4.1	11/28/2017	001-35143 (ANDX)
4.8	Second Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of November 28, 2017, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.4	9/9/2019	001-35714
4.9	Fifteenth Supplemental Indenture, dated as of September 9, 2019, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.5	9/9/2019	001-35714
4.10	Sixteenth Supplemental Indenture, dated as of September 9, 2019, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.6	9/9/2019	001-35714
4.11	Seventeenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.1	9/27/2019	001-35714
4.12	Eighteenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.2	9/27/2019	001-35714
4.13	Nineteenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.3	9/27/2019	001-35714

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
4.14	Twentieth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.4	9/27/2019	001-35714
4.15	Twenty-First Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.5	9/27/2019	001-35714
4.16	Twenty-Second Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.6	9/27/2019	001-35714
4.17	Registration Rights Agreement, dated as of September 23, 2019, by and among MPLX LP, MPLX GP LLC, Barclays Capital Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC	8-K	4.7	9/27/2019	001-35714
10.10	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation	8-K	10.1	5/8/2019	001-35714
10.20
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
		8-K	10.1	8/1/2019	001-35714
10.30	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC.	8-K	10.2	8/1/2019	001-35714

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.40	Term Loan Agreement, dated as of September 26, 2019, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the syndication agents, documentation agents and lenders that are parties thereto	8-K	10.1	9/27/2019	001-35714
10.41	Fourth Amended and Restated Omnibus Agreement, dated as of October 30, 2017, among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.2	10/31/2017	001-35143 (ANDX)
10.42	First Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of January 30, 2019, among Andeavor LLC, Marathon Petroleum Company LP, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-K	10.77	2/28/2019	001-35054
10.43	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC and Marathon Petroleum Company LP.	8-K	10.3	8/1/2019	001-35054
10.44	Third Amended and Restated Schedules to Fourth Amended and Restated Omnibus Agreement, effective August 6, 2018, by and among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-Q	10.2	11/17/2018	001-35143 (ANDX)
10.45	Secondment Agreement, dated as of January 30, 2019, by and among Marathon Refining Logistics Services, LLC, Andeavor Logistics LP, Tesoro Logistics GP, LLC and certain other parties thereto	8-K	10.1	2/5/2019	001-35143 (ANDX)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.46	Secondment Agreement, dated as of January 30, 2019, by and among Marathon Petroleum Logistics Services, LLC, Andeavor Logistics LP, Tesoro Logistics GP, LLC and certain other parties thereto	8-K	10.2	2/5/2019	001-35143 (ANDX)
10.47	Form of MPLX LP Replacement Award for 2017 ANDX Award					X
10.48	Form of MPLX LP Replacement Award for 2018 ANDX Award					X
10.49	Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC	8-K	10.9	12/8/2014	001-35143 (ANDX)
10.50	First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC	8-K	10.3	2/3/2016	001-35143 (ANDX)
10.51	Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc.	8-K	10.2	10/16/2014	001-36114 (WNRL)
10.52	Amendment No. 1 to Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc.	10-Q	10.20	8/7/2018	001-35143 (ANDX)
10.53	Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	8-K	10.1	10/16/2014	001-36114 (WNRL)
10.54	Amendment No. 1 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.7	8/7/2018	001-35143 (ANDX)
10.55	Amendment No. 2 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.8	8/7/2018	001-35143 (ANDX)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.56	Amendment No. 3 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.9	8/7/2018	001-35143 (ANDX)
10.57	Amendment No. 4 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.10	8/7/2018	001-35143 (ANDX)
10.58	Amendment No. 5 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.11	8/7/2018	001-35143 (ANDX)
31.10	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.20	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.20	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 4, 2019	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)