Form 10-K
period 2019-12-31
MPLX LP
filed 2020-02-28
CIK 1552000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________
Commission file number 001-35714
MPLX LP
(Exact name of registrant as specified in its charter)

Delaware	27-0005456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 E. Hardin Street, Findlay, OH 45840-3229
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
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒
The aggregate market value of common units held by non-affiliates as of June 28, 2019 was approximately $9.3 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 28, 2019. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 1,058,415,865 common units outstanding at February 17, 2020.

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

2

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel (Bbl)	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
DOT	United States Department of Transportation
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
IDR	Incentive Distribution Right
Initial Offering	Initial public offering on October 31, 2012
IRS	Internal Revenue Service
Joint-Interest Acquisition
On September 1, 2017, MPLX acquired certain ownership interests in joint venture entities indirectly held by Marathon Petroleum Corporation (“MPC”), collectively:
- Illinois Extension Pipeline Company, L.L.C. (“Illinois Extension”)
- LOOP LLC (“LOOP”)
- LOCAP LLC (“LOCAP”)
- Explorer Pipeline Company (“Explorer”)

LIBOR	London Interbank Offered Rate
MarkWest Merger	On December 4, 2015, a wholly-owned subsidiary of MPLX merged with MarkWest Energy Partners, L.P. (“MarkWest”)
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
mcf	One thousand cubic feet
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
Partnership Agreement	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPI	Producer Price Index

Predecessor
Collectively:
- The related assets, liabilities and results of operations of Hardin Street Marine LLC (“HSM”) prior to the date of the acquisition, March 31, 2016, effective January 1, 2015
- The related assets, liabilities and results of operations of Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”) prior to the date of the acquisition, March 1, 2017, effective January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT
- The related assets, liabilities and results of operations of Andeavor Logistics LP (“ANDX”) prior to the date of the acquisition, July 30, 2019, effective October 1, 2018.

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

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “proposition,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
Forward-looking statements include, among other things, statements regarding:

•
future levels of revenues and other income, income from operations, net income attributable to MPLX LP, earnings per unit, Adjusted EBITDA or DCF (see the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF);

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the amount and timing of future distributions; and

•	the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	Marathon Petroleum Corporation’s (“MPC”) ability to achieve its strategic objectives and the effects of those strategic decisions on us;

•
the risk that anticipated opportunities and any other synergies from or anticipated benefits of the Andeavor Logistics LP (“ANDX”) acquisition may not be fully realized or may take longer to realize than expected, including whether the transaction will be accretive within the expected timeframe or at all;

•	disruption from the ANDX acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•	risks relating to any unforeseen liabilities of ANDX;

•	further impairments;

•	negative capital market conditions, including an increase of the current yield on common units;

•	the ability to achieve strategic and financial objectives, including with respect to distribution coverage, future distribution levels, proposed projects and completed transactions;

•
the success of MPC’s portfolio optimization, including the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe, and the effects of any such divestitures on the business, financial condition, results of operations and cash flows;

•	adverse changes in laws including with respect to tax and regulatory matters;

•
the adequacy of capital resources and liquidity, including the availability of sufficient cash flow to pay distributions and access to debt on commercially reasonable terms, and the ability to successfully execute business plans, growth strategies and self-funding models; and

•	the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products;

•	volatility in or degradation of market and industry conditions;

•	changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto;

•	completion of midstream infrastructure by competitors;

•	disruptions due to equipment interruption or failure, including electrical shortages and power grid failures;

•	the suspension, reduction or termination of MPC’s obligations under MPLX’s commercial agreements;

•	modifications to financial policies, capital budgets, and earnings and distributions;

•	the ability to manage disruptions in credit markets or changes to credit ratings;

•	compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations or enforcement actions initiated thereunder;

•	adverse results in litigation;

•	the reliability of processing units and other equipment;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of changes in tariff rates on our business, financial condition, results of operations and cash flows;

•	foreign imports and exports of crude oil, refined products, natural gas and NGLs;

•	changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•
actions taken by our competitors, including pricing adjustments and the expansion and retirement of pipeline capacity, processing, fractionation and treating facilities in response to market conditions;

•	expectations regarding joint venture arrangements and other acquisitions, including the dropdowns completed by MPC, or divestitures of assets;

•	midstream and refining industry overcapacity or under capacity;

•	accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;

•	acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products;

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

Part I

Item 1. Business

OVERVIEW

We are a diversified, large-cap master limited partnership (“MLP”) formed in 2012 by MPC (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The operation of these assets are conducted in our Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”) operating segments. Our assets are positioned throughout the United States as depicted in the map below. Our L&S segment primarily engages in the transportation, storage, distribution and marketing of crude oil, asphalt and refined petroleum products. The L&S segment also includes the operation of our inland marine business, terminals, rail facilities, storage caverns and refining logistics. Our G&P segment primarily engages in the gathering, processing and transportation of natural gas as well as the gathering, transportation, fractionation, storage and marketing of NGLs. The assets and operations of our L&S and G&P segments described above include the assets and operations of ANDX acquired via merger on July 30, 2019. This acquisition complemented our existing business in addition to expanding our operations to the West Coast. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties provide information about our assets as of December 31, 2019:

MEXICO
MPLX
MPLX Owned and Part-Owned Light Product Terminals
MPLX Owned Asphalt/Heavy Oil Terminals
MPC Refineries
Cavern
MPC/MPLX Pipelines(a)
MPLX Refining Logistics Assets
MPLX Gathering System
MPLX Owned Marine Facility
Natural Gas Processing Complex(b)

Note: Illustrative representation of asset map

(a) Includes MPC/MPLX owned and operated lines, MPC/MPLX interest lines operated by others and MPC/MPLX operated lines owned by others.

(b) Includes MPLX owned and operated natural gas processing complexes

We continue to have a strategic relationship with MPC, which is a large source of our revenues. We have executed numerous long-term, fee-based agreements with minimum volume commitments with MPC which provide us with a stable and predictable revenue stream and source of cash flows. This includes agreements obtained through our acquisition of ANDX, whereby ANDX had similar agreements with MPC. As of December 31, 2019, MPC owned approximately 63 percent of our outstanding common units. MPC will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many crude oil and natural gas resource plays, including the Permian Basin, Marcellus Shale, Utica Shale, STACK Shale and Bakken Shale, among others.

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

2019 RESULTS

The following table summarizes the operating performance for each segment for the year ended December 31, 2019. For further discussion of our segments and a reconciliation to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.

(1)	Includes goodwill impairment of $1.2 billion within our G&P operating segment.

(2)	Includes segment adjusted EBITDA attributable to predecessor.

2019 ACQUISITIONS, INVESTMENTS AND OTHER HIGHLIGHTS

MPLX completed its acquisition of ANDX (the “Merger”) on July 30, 2019. The historical results of ANDX have been incorporated into the MPLX results from October 1, 2018, which is the date that MPC acquired Andeavor (the former sponsor of ANDX). At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. The assets of ANDX complement and enhance MPLX’s asset base and further expand MPLX’s existing footprint.

In connection with the Merger, MPLX assumed all outstanding ANDX senior notes, which had an aggregate principal amount of $3.75 billion with interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of $3.06 billion new unsecured senior notes issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving $690 million aggregate principal of outstanding senior notes issued by ANDX, of which $500 million aggregate principal amount of outstanding ANDX 5.5 percent senior notes due 2019 were paid off at maturity on October 15, 2019.

During the year, MPLX also: entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1.0 billion; issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering; increased its borrowing capacity on the MPLX Credit Agreement (as defined below) to $3.5 billion; and extended the maturity of the MPLX Credit Agreement to July 30, 2024.

MPLX entered into a joint venture agreement (“Wink to Webster Pipeline JV”) related to the Wink-to-Webster crude oil pipeline, which remains on schedule to be completed in the first half of 2021 and has 100 percent of the contractible capacity committed with minimum volume commitments. This pipeline is designed to be a 36-inch diameter pipeline with a capacity of 1.5 million barrels per day originating in the Permian Basin and with destination points in the Houston market, including MPC’s Galveston Bay refinery.

We also entered into a joint venture agreement related to the design and construction of the Whistler Pipeline. The Whistler Pipeline is designed to be a 42-inch diameter pipeline, which will transport approximately 2 billion Bcf/d of natural gas from Waha, Texas, to the Agua Dulce area in South Texas. The majority of available capacity on the planned pipeline has been committed with minimum volume commitments. The pipeline is expected to be in service in the third quarter of 2021.

Additionally, we continue to execute on our organic growth plan through terminal and marine fleet expansions, the expansion of processing and fractionating capacity at numerous plants, as well as having a continued focus on the optimization of our portfolio of assets, which could include asset divestitures.

RECENT DEVELOPMENTS

On February 21, 2020, MPLX, through a wholly-owned subsidiary, formed a joint venture with Delek US Energy, Inc. ("Delek") (the "WWP Project Financing JV") for the specific purpose of financing a portion of MPLX’s and Delek’s combined construction costs for the Wink to Webster pipeline system. Both MPLX and Delek contributed their respective 15 percent ownership interests in the Wink to Webster Pipeline JV to the WWP Project Financing JV. Also on February 21, 2020, the WWP Project Financing JV, through a wholly-owned subsidiary, entered into a committed term loan facility with a syndicate of lenders providing for up to approximately $608 million in term loan borrowings to, among other things, fund future capital calls received from the Wink to Webster Pipeline JV and pay debt service costs under the term loan facility prior to the commercial operation date of the Wink to Webster pipeline system. The WWP Project Financing JV pledged the combined 30 percent interest in the Wink to Webster Pipeline JV contributed to it by MPLX and Delek to secure its obligations under the term loan facility.

On January 23, 2020, we announced the board of directors of our general partner had declared a distribution of $0.6875 per common unit that was paid on February 14, 2020 to common unitholders of record on February 4, 2020.

MPC’s board of directors has formed a special committee to evaluate strategies to enhance shareholder value through a review of its Midstream business and to analyze, among other things, the strategic fit of assets with MPC, the ability to realize full valuation credit for midstream earnings and cash flow, balance sheet impacts including liquidity and credit ratings, transaction tax impacts, separation costs, and overall complexity.

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
Enhance Cash Flow Stability: We are focused on growing our fee-based services through long-term contracts which provide through-cycle cash flow stability. Planned investments in long-haul pipelines are expected to connect supply to demand markets while adding a source of stable cash flow to the company and expanding our export capabilities will enhance our ability to meet significant growing market needs both domestically and globally.
Growth in Premier Basins: Our assets are located in some of the premier production areas in the United States. Our business strategy and investments are focused on connecting supply to global demand markets. We intend to increase operating cash flow by investing in opportunities that may arise in our areas of operations and increasing the utilization of our existing facilities. We will evaluate organic growth projects both within our geographic footprint as well as in new areas that we consider strategic.
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

ORGANIZATIONAL STRUCTURE

The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 17, 2020.

We are an MLP with outstanding common units held by MPC and public unitholders as well as two series of preferred units. Our common units are publicly traded on the NYSE under the symbol “MPLX.” Our Series A preferred units rank senior to all common units and pari passu with our Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. The holders of the Series B preferred units are entitled to receive a fixed annual distribution equal to $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent.

INDUSTRY OVERVIEW

As of December 31, 2019, our diversified services in the midstream sector are across the hydrocarbon value chain. The types of services provided by the midstream sector, broken down by our segments, are as follows:

L&S:

The midstream sector plays a crucial role in the oil and gas industry by providing transportation, storage and marketing services across the hydrocarbon value chain as depicted below.

Crude oil is the primary raw material for transportation fuels and the basis for many products including plastics and petrochemicals, in addition to heating oil for homes once it is refined and prepared for use. Pipelines bring advantaged North American crude oil from the upper Great Plains, Louisiana, Texas, Canada and West Coast to numerous refineries throughout the United States. Terminals provide for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products via pipeline, rail, marine and over the road modes of transportation. This network of logistics infrastructure also allows for export opportunities by connecting supply to global demand markets. The hydrocarbon market is often volatile and the ability to take advantage of fast-moving market conditions is enhanced by the ability to store crude oil and other hydrocarbon-based products at tank farms, caverns, and tanks at refineries and terminals. The ability to store both crude and refined petroleum products provides flexibility and logistics optionality which allows participants within the industry to take advantage of changing market conditions.

G&P:

The midstream natural gas industry is the link between the exploration for, and production of, natural gas and the delivery of its hydrocarbon components to end-use markets. The components of this value chain are graphically depicted and further described below:

•
Gathering. The natural gas production process begins with the drilling of wells into gas-bearing rock formations. At the initial stages of the midstream value chain, a network of pipelines known as gathering systems directly connect to wellheads in the production area. These gathering systems then transport raw, or untreated, natural gas to a central location for treating and processing.

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

•
Fractionation. Fractionation is the separation of the mixture of extracted NGLs into individual components for end-use sale. Fractionation systems typically exist either as an integral part of a gas processing plant or as a central fractionator.

•
Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas is delivered to downstream transmission pipelines and NGL components are stored, transported and marketed to end-use markets.

Due to advances in well completion technology and horizontal drilling techniques, unconventional sources, such as shale and tight sand formations, have become a source of current and expected future natural gas production. The industry as a whole is characterized by regional competition, based on the proximity of gathering systems and processing/fractionating plants to producing natural gas wells, or to facilities that produce natural gas as a byproduct of refining crude oil. Due to the shift in the source of natural gas production, midstream providers with a significant presence in the shale plays will likely have a competitive advantage. Well-positioned operations allow access to all major NGL markets and provide for the development of export solutions for producers. This proximity is enhanced by infrastructure build-out and pipeline projects.

OUR RELATIONSHIP WITH MPC

One of our competitive strengths is our strategic relationship with MPC, which, with its acquisition of Andeavor effective October 1, 2018, is the largest crude oil refiner in the United States in terms of refining capacity. MPC owns and operates 16 refineries in the West Coast, Gulf Coast and Mid-Continent regions of the United States and distributes refined products through transportation, storage, distribution and marketing services provided by its midstream segment, which primarily consists of MPLX. MPLX, through its fuels distribution services, distributes refined products under the Marathon brand through an extensive network of retail locations owned or operated by independent entrepreneurs, and through company owned and operated convenience stores across the United States, including under the Speedway brand.

MPC retains a significant interest in us through its non-economic ownership of our general partner and holding approximately 63 percent of the outstanding common units of MPLX as of December 31, 2019. Given MPC’s significant interest in us, we believe MPC will promote and support the successful execution of our business strategies.

OUR OPERATING SEGMENTS

We conduct our operations in two segments, which include L&S and G&P. As of December 31, 2019, our assets and operations in each of these segments are described below.

L&S:

The L&S segment includes transportation, storage and marketing of crude oil, refined products and other hydrocarbon-based products. These assets consist of a network of wholly and jointly-owned common carrier crude oil and refined product pipelines and associated storage assets, terminals, storage caverns, tank farm assets including rail and truck racks, an inland marine business, an export terminal and a fuels distribution business. Our pipeline network includes over 13,000 miles of pipeline throughout the continental United States and Alaska. Our storage caverns consist of butane, propane, and liquefied petroleum gas storage with a combined capacity of 4.7 million barrels located in Neal, West Virginia; Woodhaven, Michigan; Robinson, Illinois; and Jal, New Mexico. Our terminal facilities for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products are also located throughout the continental United States and Alaska, and have a combined total shell capacity of approximately 34 million barrels. We also own tank farm assets at certain MPC refineries in addition to stand-alone tank farms. Our network of terminals and refinery assets also includes rail and truck loading lanes/racks in addition to barge docks which support the transportation of hydrocarbon products via rail, over the road or marine. Our marine business owns and operates 23 boats and 286 barges, including third-party chartered equipment, and includes a Marine Repair Facility (“MRF”), which is a full-service marine shipyard located on the Ohio River adjacent to MPC’s Catlettsburg, Kentucky refinery. We also have ownership in various joint-interests, including LOOP LLC, the only U.S. deep-water oil port, located offshore of Louisiana, which is used to import and export crude oil. Additionally, our fuels distribution business provides MPC with a broad range of scheduling and marketing services. Our L&S assets are integral to the success of MPC’s operations. We continue to evaluate projects and opportunities that will further enhance our existing operations and provide valuable services to MPC and third parties. The following table summarizes projects and expansions that are expected to be completed in upcoming years.

Projects	New or expanded capacity	Expected in-service of expansion capacity
Mt. Airy Terminal Expansion-construction of second export dock	120 mbpd	2020
Mt. Airy Terminal Expansion-incremental refined product storage	TBD	2020
Wink to Webster Pipeline-crude oil pipeline	1,500 mbpd	2021
Whistler Pipeline-natural gas pipeline	2,000 MMcf/d	2021
BANGL Pipeline-NGL pipeline	500 mbpd	2021
Gulf Coast C2+ Fractionation-construction of NGL fractionators	450 mbpd	2021-2024
Texas City Export Terminal-NGL storage and export facilities	TBD	2022
Carson Crude Terminal Expansion-incremental crude storage	2,000 mbbls	2022

We generate revenue in the L&S segment primarily by charging tariffs for crude gathering, transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil and refined products at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month while our wholesale business includes the operations of several bulk petroleum distribution plants and a fleet of refined product delivery trucks that distribute commercial wholesale petroleum products. We are also the operator of additional crude oil and refined product pipelines owned by MPC and third parties for which we are paid operating fees. For the year ended December 31, 2019, approximately 91 percent of L&S segment operating income was generated from MPC.

G&P:

We operate several natural gas gathering systems with the scope of gathering services that we provide dependent upon the producers need and the composition of the raw or untreated gas at our producer customers’ wellheads. For dry gas, we gather and, if necessary, treat the gas and deliver it to downstream transmission systems. For wet gas that contains heavier and more valuable hydrocarbons, we gather the gas for processing at a processing complex. Our natural gas processing complexes remove the heavier and more valuable hydrocarbon components from natural gas. This allows the residue gas remaining after extraction of the NGLs to meet the quality specifications for long-haul pipeline transportation or commercial use. The capacities of our gathering systems and processing complexes are supported by long-term, fee-based agreements with certain major producers and a number of these agreements include acreage dedications. Once natural gas has been processed at a natural gas processing complex, the heavier and more valuable hydrocarbon components, which have been extracted as a mixed NGL stream, can be further separated into their component parts through the process of fractionation. Our NGL fractionation facilities separate the mixture of extracted NGLs into individual purity product components for end-use sale. Our fractionation facilities for propane and heavier NGLs are also supported by long-term, fee-based agreements with certain major producers.

As a result of natural gas production, we recover ethane from the natural gas stream for certain producer customers, which allows them to meet residue gas pipeline quality specifications and downstream pipeline commitments. Depending on market conditions, producer customers may also benefit from the potential price uplift received from the sale of their ethane. We have connections to several downstream ethane pipelines from many of our systems that benefit our customers.

As production in geographic regions and market demand continues to evolve, so do our planned capital expenditures. The following table summarizes our properties that are expected to be constructed or have planned expansions in upcoming years. As of December 31, 2019, our gathering and processing assets include approximately 9.0 Bcf/d of gathering capacity, 11.6 Bcf/d of natural gas processing capacity and 831 mbpd of fractionation and stabilization capacity. For a summary of our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines see Item 2. Properties - Gathering and Processing.

Plant	Existing capacity	New or expanded capacity	Expected in-service of expansion capacity	Geographic Region
Processing (MMcf/d):
Smithburg Complex(1)	—	1,200	TBD	Marcellus Operations
Western Oklahoma Complex	545	180	2020	Southwest Operations
Preakness Complex	—	200	2020	Southwest Operations
Fractionation (mbpd):
Hopedale Complex	240	80	2020	Marcellus/ Utica Operations

(1)
This is a Sherwood Midstream LLC (“Sherwood Midstream”) investment. The first of six processing plants within this complex is scheduled to be in-service during 2020 with a processing capacity of 200 MMcf/d. The estimated completion dates for the five remaining plants are to be determined.

A significant portion of our business comes from a limited number of key customers. For the year ended December 31, 2019, revenues earned from two customers are significant to the segment, each accounting for approximately 14 percent of G&P operating revenues and six percent of consolidated operating revenues, respectively.

The following table summarizes our key producer customers and attributes for each geographic region:

	Key Producer Customers	Volume Protection
Marcellus Operations(2)	Antero Resources,(1) Range Resources, Penn Energy, Southwestern,(1) CNX, EQT,(1) HG Energy,(1) and others	74% of 2019 capacity contains minimum volume commitments
Utica Operations(2)	Ascent, Gulfport, Antero Resources,(1) Marathon, EQT and others	27% of 2019 capacity contains minimum volume commitments
Southern Appalachian Operations	Diversified Southern Midstream,(1) and Core Appalachia Midstream	24% of 2019 capacity contains minimum volume commitments
Southwest Operations(2)	Encana, WSGP Gas Producing LLC, Chevron USA, BP and others	5% of 2019 capacity contains minimum volume commitments
Bakken Operations(2)	Whiting Oil and Gas Corporation,(1) Oasis Petroleum,(1) Equinor Energy(1)	N/A
Rockies Operations(2)	Pinedale Energy Partners,(1) XTO,(1) EOG(1)	39% of 2019 capacity contains minimum volume commitments

(1)	We do not provide gathering services for these producer customers.

(2)	Region includes some contracts which contain acreage dedications.

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

OUR L&S CONTRACTS WITH MPC AND THIRD PARTIES

Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC

Our L&S assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation, terminal and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation, terminal and storage services to MPC and, other than under our marine transportation services agreement, most of these agreements include minimum committed volumes from MPC. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation services agreement. We also have two fuels distribution agreements with MPC under which we provide scheduling and marketing services of MPC’s products.

The following table sets forth additional information regarding our transportation, terminal, fuels distribution, and storage services agreements with MPC:

Agreement	Initiation Date	Term (years)(1)	MPC minimum commitment(2)
Transportation Services (mbpd):
Crude pipelines	Various	4-15	1,842
Refined product pipelines	Various	6-15	1,910
Marine	January 2015	6	N/A(3)
Trucking Services	October 2014	1-10	50
Storage Services (mbbls):
Caverns	Various	10-17	4,375
Tank Farms(4)	Various	3-10	125,499
Terminal Services(5)	Various	Various	206,272
Fuels Distribution Services (million gallons)	Various	10	23,774

(1)
Renewal terms on our agreements include multiple two to five-year terms for transportation services agreements, one to two additional five-year terms for our terminal services agreements, various renewal terms ranging from zero to 10 years for our cavern storage services agreements, various renewal terms ranging from one to five years for our tank farm storage services agreements, two additional five-year terms for our marine transportation services agreement and one additional five-year term for one of our two Fuels Distribution Services Agreements. These renewals are automatic, unless terminated by either party.

(2)
Commitments for our transportation services agreements refer to throughput in thousands of barrels per day and, for crude oil transportation services agreements, are adjusted for crude viscosities. Commitments for our cavern storage services agreements refer to thousands of barrels. Commitments for our terminal services agreements refer to quarterly terminal throughput or stipulated volumes in thousands of barrels. Commitments for the fuels distribution services agreements refers to millions of gallons per year. Minimum commitments on some agreements are reduced by any third-party throughput volumes.

(3)	MPC has committed to utilize 100 percent of our available capacity of boats and barges.

(4)	Volume shown represents total capacity in thousands of barrels (includes refining logistics tanks).

(5)	Some terminal services agreements also contain minimum commitments for activities such as blending, additives, on-loading and off-loading, and storage.

Under transportation services agreements containing minimum volume commitments, if MPC fails to transport its minimum throughput volumes during any period, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Under these transportation services agreements, the amount of any deficiency payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline in excess of MPC’s minimum volume commitment during a limited number of succeeding periods, after which time any unused credits will expire.

We have crude oil and asphalt trucking transportation services agreements with MPC. Under these trucking transportation services agreements, we receive a service fee per barrel for gathering barrels and providing trucking, dispatch, delivery and data services. Under some of our trucking transportation agreements, if MPC fails to request the minimum volume commitment to be gathered and delivered, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the trucking rate then in effect.

Under most of our terminal services agreements, if MPC fails to meet its minimum volume commitment during any period, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual fee then in effect. Some of our terminal services agreements contain minimum commitments for various additional services such as storage and blending.

We have a fuels distribution service agreement with MPC in which MPC pays MPLX a tiered monthly fee based on the volume of MPC’s products sold by MPLX each month, subject to a maximum annual volume. MPLX has agreed to use commercially reasonable efforts to sell not less than a minimum quarterly volume of MPC’s products during each calendar quarter. If MPLX sells less than the minimum quarterly volume of MPC’s products during any calendar quarter despite its commercially reasonable efforts, MPC will pay MPLX a deficiency payment equal to the volume deficiency multiplied by the applicable tiered fee. The dollar amount of actual sales volume of MPC’s products that exceeds the minimum quarterly volume (an “Excess Sale”) for a particular quarter will be applied as a credit, on a first-in-first-out basis, against any future deficiency payment owed by MPC to MPLX during the four calendar quarters immediately following the calendar quarter in which the Excess Sale occurs. Additionally, we have a wholesale fuels distribution services agreement as a result of the Merger, under which we are required to sell and deliver product to MPC, and MPC is required to purchase and accept delivery of product from us. MPC pays us an amount equal to our product cost at each terminal, plus applicable taxes and fees, actual transportation cost and a contracted margin. In the event that MPC fails to purchase the committed volume, MPC pays an agreed upon amount for each gallon below the committed volume and will receive a credit for excess volumes purchased in subsequent months to the extent that shortfall payment were made in the prior twelve months. MPC also provides us margin shortfall support for non-delivered rack sales.

Pipeline Operating Agreements with MPC

We operate various pipelines owned by MPC under operating services agreements. Under these operating services agreements, we receive an operating fee for operating the assets, which include certain MPC wholly-owned or partially-owned crude oil, natural gas, and refined product pipelines, and for providing various operational services with respect to those assets. We are generally reimbursed for all direct and indirect costs associated with operating the assets and providing such operational services. These agreements vary in length and automatically renew with most agreements being indexed for inflation.

Pipeline Operating Agreements with Third Parties

We maintain and operate five joint interest pipelines including Andeavor Logistics Rio Pipeline LLC, Capline Pipeline Company LLC, Centennial Pipeline LLC, Louisville-Lexington Operation and Muskegon Pipeline LLC. We receive an operating fee for each of these pipelines, which is subject to adjustment for inflation. In addition, we are reimbursed for specific costs associated with operating each pipeline. The length and renewal terms for each agreement vary.

Terminal Services Agreements with Third Parties

We have multiple terminal services agreements with third parties under which we provide use of pipelines and tank storage, and provide services, facilities and other infrastructure related to the receipt, storage, throughput, blending and delivery of commodities. Some of these agreements are subject to prepaid throughput volumes under which we agree to handle a certain amount of product throughput each month in exchange for a predetermined fixed fee, with any excess throughput or ancillary services subject to additional charges. Under the remaining agreements we receive an agreed upon fee based on actual product throughput following the completion of services.

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

Other Agreements with MPC

We have omnibus agreements with MPC that address our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain services to us, as well as MPC’s indemnification of us for certain matters, including certain environmental, title and tax matters. In addition, we indemnify MPC for certain matters under these agreements.
We also have various employee services agreements and a secondment agreement under which we reimburse MPC for the provision of certain operational and management services to us. All of the employees that conduct our business are directly employed by affiliates of our general partner.

Additionally, we have certain indemnification agreements with MPC under which MPC retains responsibility for remediation of known environmental liabilities due to the use or operation of the assets prior to our ownership, and indemnifies us for any losses we incurred arising out of those remediation obligations. The indemnification for unknown pre-closing remediation liabilities is generally limited to five years.

OUR G&P CONTRACTS WITH MPC AND THIRD PARTIES

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

Keep-whole agreement with MPC

MPLX has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGL’s related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year. This agreement renews automatically on a year-to-year basis, unless terminated by either party.

COMPETITION

Within our L&S segment, our competition primarily comes from independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies, distribution companies with marketing and trading arms and from other wholesale petroleum products distributors. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in the area, and in areas where no refinery is present, by the availability of products and the cost of transportation to the area from other locations.

As a result of our contractual relationship with MPC under our transportation and storage services agreements, our terminal services agreement, and our physical asset connections to MPC’s refineries and terminals, we believe that MPC will continue to utilize our assets for transportation, storage, distribution and marketing services. If MPC’s customers reduced their purchases of refined products from MPC due to increased availability of less expensive refined product from other suppliers or for other reasons, MPC may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which could decrease our revenues.

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

We believe that our customer focus, demonstrated by our ability to offer an integrated package of services and our flexibility in considering various types of contractual arrangements, allows us to compete more effectively. This includes having access to both NGL and natural gas markets to allow for flexibility in our gathering and processing in addition to having critical connections to a strong sponsor and key market outlets for NGLs and natural gas. Our strategic gathering and processing agreements with key producers enhances our competitive position to participate in the further development of our resource plays. The strategic location of our assets, including those connected to MPC, and the long-term nature of many of our contracts also provide a significant competitive advantage.

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

Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors including variations in weather patterns from year to year. We are able to manage the seasonality impacts through the execution of our marketing strategy and via our storage capabilities. Overall, our exposure to the seasonality fluctuations is declining due to our growth in fee-based business.

REGULATORY MATTERS

Our operations are subject to extensive regulations. The failure to comply with applicable laws and regulations or to obtain, maintain and comply with requisite permits and authorizations can result in substantial penalties and other costs to MPLX. The regulatory burden on our operations increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

Pipeline Regulations

Common Carrier Liquids Pipeline Operations.

We have liquids pipelines that are common carriers subject to regulation by various federal, state and local agencies. FERC regulates interstate transportation on liquids pipelines under the Interstate Commerce Act (“ICA”), Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate pipelines that transport crude oil, NGLs (including purity ethane) and refined petroleum products (collectively referred to as “petroleum pipelines”), be just and reasonable and the terms and conditions of service must not be unduly discriminatory or confer any undue preference upon any shipper.

The ICA requires that interstate petroleum pipeline transportation rates and terms and conditions of service be filed with the governing agency, which is FERC, and posted publicly. Under the ICA, persons with a substantial economic interest in a petroleum pipeline’s rate or service may challenge that rate or service before FERC. FERC is authorized to investigate such challenges and may suspend the effectiveness of a newly filed rate or term or condition of service for up to seven months. A successful protest to a new rate or term of condition of service could result in a petroleum pipeline paying refunds, together with interest, for the period that the rate or term or condition of service was in effect. A successful protest could also result in FERC disallowing the rate or service. A successful complaint to an existing rate or service could result in a petroleum pipeline paying reparations, together with interest, for the period beginning two years prior to the date of the filing of the complaint until the just and reasonable rate or service was established. FERC may also investigate, upon complaint, protest, or on its own motion, newly proposed rates and terms of service, existing rates and related rules, and may order a pipeline to change them prospectively or may bar a pipeline from implementing the proposed new or changed rates or terms of service.

EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates for interstate transportation service in effect for the 365-day period ending on the date of the passage of EPAct 1992 were deemed just and reasonable and therefore are grandfathered. Subsequent changes to those rates are not grandfathered. New rates have since been established after EPAct 1992 for certain pipelines, and the rates for certain of our refined products pipelines have subsequently been approved as market-based rates.

EPAct 1992 required FERC to establish a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines. As a result, FERC adopted an indexed rate methodology which, as currently in effect, allows petroleum pipelines to change their rates within prescribed ceiling levels that are tied to annual changes in the producer price index-finished goods (“PPI-FG”). FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, petroleum pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by the change in the PPI-FG plus an adder that is currently set at 1.23 percent. The current adder will be in effect until June 30, 2021 or until revised by a formal rulemaking by FERC. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates and settlement rates (unless permitted under the settlement). A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so, and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s costs. However, FERC is currently evaluating how indexed adjustments to rates can be challenged as well as how pipelines must demonstrate their annual costs and incomes. Therefore, we cannot guarantee FERC will not make changes to its current policy regarding challenges in the future. Under the indexing rate methodology, in any year in which the index is negative, a pipeline must lower the rate ceiling and file to lower rates if any of the pipelines’ rates would otherwise be above the new rate ceiling, unless the pipeline makes a filing attesting that all shippers that pay the rate have approved the pipeline not lowering the rate or the pipeline can demonstrate substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index.

While petroleum pipelines often use the indexing methodology to change their rates, petroleum pipelines may elect to support proposed rates by using other methodologies such as cost-of-service ratemaking, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement if agreed upon by all current shippers. At various times, we have used index rates, settlement rates and market-based rates to change the rates for our different FERC-regulated petroleum pipelines.

FERC issued a policy statement in May 2005 stating that it would permit interstate petroleum pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s 2005 policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. FERC’s 2005 income tax policy was the subject of various appeals by shippers, before FERC and the courts, and United States Court of Appeals for the District of Columbia Circuit issued a ruling that remanded a case related to pass-through entities and the income tax allowance back to FERC for further review and consideration. In response, FERC issued a Revised Policy Statement on the Treatment of Income Taxes on March 15, 2018 indicating, among other things, that interstate petroleum pipelines held by master limited partnerships would no longer be allowed to recover an income tax allowance in cost-of-service rates. This particular matter is currently in briefing before the United States Court of Appeals for the District of Columbia Circuit, and we cannot guarantee that FERC or the courts will not make changes to the policy in the future.

Intrastate services provided by certain of our liquids pipelines are subject to regulation by state regulatory authorities. Much of the state regulation is complaint-based, both as to rates and priority of access. Not all state regulatory bodies allow for changes based on an index method similar to that used by FERC. In those instances, rates are generally changed only through a rate case process. The state regulators could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could, if permitted under state law, require the payment of refunds to shippers.

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

FERC-Regulated Natural Gas Pipelines.

Our natural gas pipeline operations are subject to federal, state and local regulatory authorities. Specifically, we have FERC gas tariffs on file for MarkWest New Mexico, L.L.C. and MarkWest Pioneer, L.L.C., with respect to our Hobbs Pipeline and the Arkoma Connector Pipeline. In addition, gas tariffs are on file for Rendezvous Pipeline Company LLC, which moves gas into Kern River Transmission. Additionally, we have ownership interests in joint ventures with FERC gas tariffs on file.

Under the Natural Gas Act (“NGA”), FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services and various other matters. Natural gas companies may not charge rates that have been determined to be unjust and unreasonable, or unduly discriminatory by FERC. In addition, FERC prohibits FERC-regulated natural gas companies from unduly preferring, or unduly discriminating against, any person with respect to pipeline rates or terms and conditions of service or other matters. The rates and terms and conditions for the Hobbs Pipeline and the Arkoma Connector Pipeline can be found in their respective FERC-approved tariffs and in negotiated rate agreements entered into under those tariffs. Rendezvous Pipeline Company has authority to charge market-based rates, and its tariffs and pertinent operational information can be found on its website. Pursuant to FERC’s jurisdiction, existing rates and/or other tariff provisions may be challenged (e.g., by complaint) and rate increases proposed by the pipeline or other tariff changes may be challenged (e.g., by protest). We also cannot be assured that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules, rights of access, capacity and other issues that impact natural gas facilities. Any successful complaint or protest related to our services or facilities could have an adverse impact on our revenues.

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

Natural Gas Gathering Pipeline Regulation.

Section 1(b) of the NGA exempts natural gas production and gathering from the jurisdiction of FERC. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Rather, FERC looks at a number of factors, including length and diameter of pipeline facilities, extension beyond the central point of the field, geographic configuration, location of compressors and processing plants, location of wells along all or part of the facility and operating pressure of the facilities. We own a number of facilities that we believe qualify as production and gathering facilities not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so we cannot provide assurance that FERC will not at some point assert that these facilities are within its jurisdiction or that such an assertion would not adversely affect our results of operations and revenues. In such a case, we would possibly be required to file a tariff with FERC, potentially provide a cost justification for the transportation charge and obtain certificate(s) of public convenience and necessity for the FERC-regulated pipelines, and comply with additional FERC reporting requirements.

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

Our NGL pipelines are also subject to safety regulation by the DOT under 49 C.F.R. Part 195 for operators of hazardous liquid pipelines. In October 2019, PHMSA finalized rulemaking reviewing the scope and applicability of 49 C.F.R. Part 195, including, among other things, expansion of reporting obligations, additional inspection requirements, emergency order authority, expansion of integrity management principles and expansion of the use of leak detection systems. These changes became effective in 2020 and could have an impact upon MPLX LP and other pipeline operators. Our NGL pipelines and operations may also be or become subject to state public utility or related jurisdiction which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL gathering facilities.

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

ENVIRONMENTAL REGULATION

Our management is responsible for ensuring that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations, and for reviewing our overall environmental performance. We also have a Corporate Emergency Response Team that oversees our response to any major environmental or other emergency incident involving us or any of our facilities.

We believe it is likely that the scientific and political attention to greenhouse gas emissions, climate change and climate adaptation will continue, with the potential for further regulations that could affect our operations. Currently, legislative and regulatory measures to address greenhouse gas emissions are in various phases of review, discussion or implementation. The cost to comply with these laws and regulations cannot be estimated at this time, but could be significant. For additional information, see Item 1A. Risk Factors. Additionally, we continuously strive to improve operational and energy efficiencies through resource and energy conservation where practicable.

Our operations are subject to numerous laws and regulations relating to the protection of the environment. Such laws and regulations include, among others, the ICA with respect to liquids pipelines, the Clean Air Act with respect to air emissions, the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where we operate have similar laws. New laws are being enacted and regulations are being adopted on a continuing basis, and the costs of compliance with such new laws and regulations are very difficult to estimate until finalized.

For a discussion of environmental capital expenditures and costs of compliance, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters and Compliance Costs.

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

Remediation

A comprehensive framework of environmental laws and regulations governs our operations as they relate to the possible release of hazardous substances or non-hazardous or hazardous wastes into soils, groundwater and surface water and measures taken to mitigate pollution into the environment. CERCLA, also known as the “Superfund” law, as well as comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and prior owners or operators of a site where a release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances released from the site. Under CERCLA, these persons may be subject to strict joint and several liability for the costs of removing or remediating hazardous substances that have been released into the environment and for restoration costs and damages to natural resources. RCRA and similar state laws may also impose liability for removing or remediating releases of hazardous or non-hazardous wastes from impacted properties.

We currently own or lease, and have in the past owned or leased, properties that have been used over the years for natural gas gathering, processing and transportation, for NGL fractionation, for the storage, gathering and transportation of crude oil, or for the storage and transportation of refined products. During the normal course of operation, whether by us or prior owners or operators, releases of petroleum hydrocarbons or other non-hazardous or hazardous wastes have or may have occurred. We could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, or to perform remedial operations to prevent future contamination. We do not believe that we have any current material liability for cleanup costs under such laws or for third-party claims.

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

We are also entitled to indemnification from MPC for certain assets we acquired from MPC. In addition, from time to time, we have acquired, and we may acquire in the future, facilities from third parties or MPC that previously have been or currently are the subject of investigatory, remedial or monitoring activities relating to environmental matters. The terms of each acquisition will vary, and in some cases, we may receive contractual indemnification from the prior owner or operator for some or all of the liabilities relating to such matters, and in other cases we may agree to accept some or all of such liabilities. We do not believe that the portion of any such liabilities that MPLX may bear with respect to any such properties previously acquired by MPLX will have a material adverse impact on our financial condition or results of operations.

Hazardous and Solid Wastes

We may incur liability under RCRA, and comparable or more stringent state statutes, which impose requirements relating to the handling and disposal of non-hazardous and hazardous wastes. In the course of our operations, we generate some amount of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. It is possible that some wastes generated by us that are currently classified as non-hazardous wastes may in the future be designated as hazardous wastes, resulting in the wastes being subject to more rigorous and costly transportation, storage, treatment and disposal requirements.

Water

We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and have implemented systems to oversee our compliance with these permits. In addition, we are regulated under OPA-90, which, among other things, requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. OPA-90 also requires the responsible company to pay resulting removal costs and damages and provides for civil penalties and criminal sanctions for violations of its provisions. We operate tank vessels and facilities from which spills of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established Spill Prevention, Control and Countermeasures plans for all facilities subject to such requirements.

Additionally, OPA-90 requires that new tank vessels entering or operating in U.S. waters be double-hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from U.S. service. All barges used for river transport of our raw materials and refined products meet the double-hulled requirements of OPA-90. Some coastal states in which we operate have passed state laws similar to OPA-90, but with expanded liability provisions, that include provisions for cargo owner responsibility as well as ship owner and operator responsibility.

Construction or maintenance of our plants, compressor stations, pipelines, barge dock and storage facilities may impact wetlands, which are also regulated under the CWA by the EPA, the United States Army Corps of Engineers and state water quality agencies. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. We believe that we are in substantial compliance with the CWA and analogous state laws. However, there is no assurance that we will not incur material increases in our operating costs or delays in the construction or expansion of our facilities because of future developments, the implementation of new laws and regulations, the reinterpretation of existing laws and regulations, or otherwise, including, for example, increased construction activities, potential inadvertent releases arising from pursuing borings for pipelines, and earth slips due to heavy rain and/or other causes.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements. However, we may be required to incur capital expenditures in the future for installation of air pollution control equipment and encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs.

In 2015, the EPA finalized a revision to the National Ambient Air Quality Standards (“NAAQS”) for ozone. The EPA lowered the primary ozone NAAQS from 75 ppb to 70 ppb. This revision initiated a multi-year process in which nonattainment designations will be made based on more recent ozone measurements that includes data from 2016. On November 6, 2017, the EPA finalized ozone attainment/unclassifiable designations for certain areas under the new standard. In actions dated April 30, 2018 and July 25, 2018, the EPA finalized nonattainment designations for certain areas under the lower primary ozone standard. In some areas, these nonattainment designations could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities. For areas designated nonattainment, states will be required to adopt State Implementation Plans (“SIPs”) for nonattainment areas. These SIPs may include NOx and/or volatile organic compound (“VOC”) reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various SIPs requirements at this time.

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

Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and it is possible that such legislation could be enacted in the future. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. The EPA’s 2016 New Source Performance Standards (“NSPS”) for the oil and gas industry are aimed at minimizing fugitive emissions and establishing methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the former Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. This rule is currently being challenged in court by various affected states, and in September 2019, the EPA proposed amendments that would rescind the methane emission regulations from the NSPS rule. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and natural gas produced by our exploration and production customers that, in turn, could reduce the demand for our services and thus adversely affect our cash available for distribution to our unitholders.

Under the National Environmental Policy Act, environmental assessments must be performed for certain projects, including construction of certain new pipelines. It is uncertain the extent to which an environmental assessment must consider direct and indirect greenhouse gas emissions from a new project. This uncertainty can result in delay and increased costs in completing new projects.

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

At manned facilities, the workplaces associated with the processing and storage facilities and the pipelines we operate are subject to oversight pursuant to the federal Occupational Safety and Health Act, as amended (“OSHA”), as well as comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard-communication standard requires that we maintain information about hazardous materials used or produced in operations, and that this information be provided to employees, state and local government authorities and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

At manned and unmanned facilities, the EPA’s Risk Management Planning requirements at regulated facilities are intended to protect the safety of the surrounding public. The application of these regulations can result in increased compliance expenditures.

In general, we expect industry and regulatory safety standards to become stricter over time, resulting in increased compliance expenditures. While these expenditures cannot be accurately estimated at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

The DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans. These regulations are discussed more fully below.

PHMSA Regulation

We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979, also known as the HLPSA. The HLPSA delegated to the DOT the authority to develop, prescribe and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, also known as the PSA, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, also known as the APSPA, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, also known as the PIPES Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. Additionally, we are subject to the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, which required PHMSA to develop underground gas storage standards within two years and provided PHMSA with significant new authority to issue industry-wide emergency orders if an unsafe condition or practices results in an imminent hazard.

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

Pipeline Control and Monitoring

The majority of our pipelines are operated from central control rooms. These control centers operate with a SCADA (supervisory control and data acquisition) system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. These systems include leak detection monitoring and alarms if pre-established operating parameters are exceeded. These control centers operate remote pumps, motors and valves associated with the receipt and delivery of products, and provide for the remote-controlled shutdown of pump stations on the pipelines. These systems also include fully functional back-up operations maintained and routinely operated throughout the year to ensure safe and reliable operations.

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

Product Quality Standards

Refined products and other hydrocarbon-based products that we transport are generally sold by us or our customers for consumption by the public. Various federal, state and local agencies have the authority to prescribe product quality specifications for products. The EPA established sulfur specifications for natural gasoline sold as certified ethanol denaturant effective January 1, 2017. The EPA has also proposed product quality specifications for natural gasoline used for blendstock in ethanol flex fuel. The EPA has also established product quality specifications related to butane blending, which we perform at certain of our light products storage facilities. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. In addition, changes in the product quality of the products we receive on our product pipelines could reduce or eliminate our ability to blend products.

Tribal Lands

Various federal agencies, including the EPA and the Department of the Interior, along with certain Native American tribes, promulgate and enforce regulations pertaining to oil and gas operations on Native American tribal lands where we operate. These regulations include such matters as lease provisions, drilling and production requirements, and standards to protect environmental quality and cultural resources. For example, the EPA has established a preconstruction permitting program for new and modified minor sources throughout Native American tribal lands, and new and modified major sources in nonattainment areas in those areas. In addition, each Native American tribe is a sovereign nation having the right to enforce certain laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These laws and regulations may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our operations on such lands.

EMPLOYEES

We are managed and operated by the board of directors and executive officers of MPLX GP LLC (“MPLX GP”), our general partner. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are directly employed by affiliates of our general partner. Our general partner and its affiliates have approximately 6,200 full-time employees that provide services to us under our employee services agreements. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

Item 1A. Risk Factors

You should carefully consider each of the following risks and all the other information contained in this Annual Report on Form 10-K in evaluating us and our common units. Some of these risks relate principally to our business, the business and operations of MPC and the industry in which we operate, while others relate principally to tax matters, ownership of our common units and the securities markets generally.

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

We have significant debt obligations, which totaled $20.7 billion as of December 31, 2019. We may incur significant debt obligations in the future, including under our loan agreement with MPC. Our existing and future indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:

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

A significant decrease in oil and natural gas production in our areas of operation, whether due to sustained declines in oil, natural gas and NGL prices, natural declines in well production, or otherwise, may adversely affect our revenues, financial condition, and cash available for distribution.

A significant portion of our operations is dependent on the continued availability of natural gas and crude oil production. The production from oil and natural gas reserves and wells owned by our producer customers will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels and the utilization rate of our facilities, we must continually obtain new oil, natural gas, NGL and refined product supplies, which depend in part on the level of successful drilling activity near our facilities, our ability to compete for volumes from successful new wells and our ability to expand our system capacity as needed.

We have no control over the level of drilling activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, drilling costs per mcf or barrel, demand for hydrocarbons, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Because of these factors, even if oil or natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Reductions in exploration or production activity in our areas of operations could lead to reduced throughput on our pipelines and utilization rates of our facilities.

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

The number of our outstanding common units has increased significantly, and we have outstanding an additional class of preferred units as a result of the Merger, which could make it more difficult for us to pay the current level of quarterly distributions.
We issued approximately 263 million common units in connection with the Merger. Accordingly, the aggregate dollar amount required to pay the quarterly distribution on all our common units has increased, which could increase the likelihood that we will not have sufficient funds to pay the current level of quarterly distributions to all unitholders.
Further, we issued 600,000 new Series B preferred units in the Merger. We must pay distributions that have accrued on the Series A preferred units and the new Series B preferred units prior to paying any distributions on our common units. Distributions are payable on the Series A preferred units at a rate of the greater of $0.528125 per quarter per Series A preferred unit or the quarterly distribution that the holder would have received with respect to common units on an as-converted basis. The requirement to pay distributions on the new Series B preferred units increases the likelihood that we will not have sufficient funds to pay the current level of distributions to our common unitholders following the completion of the Merger.
Global economic conditions may have adverse impacts on our business and financial condition.

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including gross domestic product, consumer interest rates, government spending, consumer confidence and debt levels, retail trends, inflation, tariffs, trade agreements and foreign currency exchange rates, may generally affect our business. Recessionary economic cycles, higher unemployment rates, higher fuel and other energy costs, higher tax rates and global outbreaks of infectious diseases, such as the coronavirus first detected in Wuhan, China, may adversely affect demand for natural gas, NGLs and crude oil. Also, any tightening of the capital markets could adversely impact our ability to execute our long-term organic growth projects and meet our obligations to our customers and limit our ability to raise capital and, therefore, have an adverse impact on our ability to otherwise take advantage of business opportunities or react to changing economic and business conditions. These factors could have a material adverse effect on our revenues, income from operations, cash flows and our quarterly distribution on our common units.

Our investments in joint ventures decrease our ability to manage risk.
We conduct some of our operations through joint ventures in which we share control over certain economic and business interests with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have an interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our business, financial condition, results of operations and cash flows.
Our expansion of existing assets and the construction of new assets will be subject to regulatory, environmental, political, legal and economic risks that could adversely impact our business, financial condition, results of operations and cash flows.

One of the ways we intend to grow our business is through the construction of, or additions to, our existing gathering, transportation, treating, processing, storage and fractionation facilities. We may also grow our business by constructing new pipelines or expanding existing pipelines by adding horsepower or pump stations or by adding additional pipelines along existing pipelines. Such construction requires the expenditure of significant amounts of capital, which may exceed our expectations, and involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond are control. Factors beyond our control include delays caused by third-party landowners, unavailability of materials, labor shortages or disruptions, environmental constraints, financing, accidents, weather and other factors. Additionally, we are subject to numerous regulatory, environmental, political, legal and inflationary uncertainties, including societal sentiment regarding the development and use of carbon-based fuels, political pressures and the influence of environmental or other special interest groups, as well as stringent and lengthy federal, state and local permitting, zoning, consent, or authorizations requirements, or new laws, regulations, requirements or enforcement actions, which may cause us to incur additional capital expenditures, delay, interfere with or impair our construction activities, including by requiring the redesign of facilities, the acquisition of additional equipment, and relocations or rerouting of facilities, and subject us to additional expenses or penalties and adversely affect our operations and cash flows available for distribution to unitholders. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to pipelines, negative public perception regarding the oil and gas industry, and concerns regarding greenhouse gas emissions downstream of pipeline operations. If we undertake these projects, we may not be able to complete them on schedule, or at all, or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly.

For example, certain of our processing, fractionation and pipeline facilities are located in mountainous areas such as our Utica, Marcellus and southern Appalachian operations, which may require specially designed foundations, retaining walls and other structures or facilities. If such foundations, retaining walls or other facilities are not designed or installed correctly, do not perform as intended or fail, we may be required to incur significant capital expenditures to correct or repair the deficiencies, or may incur significant damage to or loss of facilities, and our operations may be interrupted as a result of deficiencies or failures. In addition, such deficiencies may cause damages to the surrounding environment, including slope failures, stream impacts and other natural resource damages, and we may as a result also be subject to increased operating expenses or environmental penalties and fines. In addition, certain agreements with our customers contain substantial financial penalties or give the producer the right to repurchase certain assets and terminate their contracts with us if construction deadlines are not achieved. Any such penalty or contract termination could have a material adverse effect on our income from operations and cash available for distribution.

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

A significant portion of our supply of oil, natural gas, refinery off-gas, NGLs and refined products comes from a limited number of key producers/suppliers, who may be under no obligation to deliver a specific volume to our facilities. If any of these significant suppliers, or a significant number of smaller producers, were to decrease the supply of oil, natural gas, refinery off-gas, NGLs or refined products to our systems and facilities for any reason, we could experience difficulty in replacing those lost volumes. In some cases, the producers or suppliers are responsible for gathering or delivering oil, natural gas, refinery off-gas, NGLs or refined products to our facilities or we rely on other third parties to deliver volumes to us on behalf of the producers or suppliers. If such producers, suppliers or other third parties are unable, or otherwise fail to, deliver the volumes to our facilities, or if our agreements with any of these third parties terminate or expire such that our facilities are no longer connected to their gathering or transportation systems or the third parties modify the flow of natural gas, refinery off-gas or NGLs on those systems away from our facilities, the throughput on and utilization of our facilities may be reduced, or we may be required to incur significant capital expenditures to construct and install gathering pipelines or other facilities to be able to receive such volumes. Because our operating costs are primarily fixed, a reduction in the volumes delivered to us would result not only in a reduction of revenues, but also a decline in net income and cash flow.

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

We are indemnified for certain environmental liabilities arising from properties on which certain of our facilities are located and our results of operations and our ability to make distributions to our unitholders could be adversely affected if an indemnifying party fails to perform its indemnification obligations.

Prior third-party owners or operators of certain of our facilities, or such parties’ successors-in-interest, have in certain circumstances agreed to retain full or partial liability and responsibility for, or to indemnify us against, any environmental liabilities associated with these facilities to the extent such liabilities arose prior to the effective date of the agreements pursuant to which such properties were acquired or leased and to the extent not contributed to by us. Our results of operations and our ability to make cash distributions to our unitholders could be adversely affected if in the future any of these third parties fail to perform their indemnification obligations. In addition, from time to time, we have acquired, and may acquire in the future, facilities from third parties which previously have been or currently are the subject of investigatory, remedial or monitoring activities relating to environmental matters. In some cases, we may receive indemnification from the prior owner or operator for some or all of such liabilities, and in other cases we may accept some or all of such liabilities. There is no assurance that any such third parties will perform any such indemnification obligations, or that the obligations and liabilities that we may accept in connection with any such acquisition will not be larger than anticipated, and in such event, our results of operations and cash available for distribution could be adversely affected.

Our operations could be disrupted if we are unable to maintain or obtain real property rights required for our business.
We do not own all of the land on which our assets are located, but rather obtain the rights to construct and operate such assets on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to retain necessary land use if our leases, rights-of-way or other property rights lapse, terminate or are reduced or it is determined that we do not have valid leases, rights-of-way or other property rights. Any loss of or reduction in these rights, including loss or reduction due to legal, governmental or other actions or difficulty renewing leases, right-of-way agreements or permits on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
Certain of our facilities are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.
Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, Bureau of Land Management, and the Office of Natural Resources Revenue, along with each Native American tribe, regulate natural gas and oil operations on Native American tribal lands, including drilling and production requirements and environmental standards. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue operations on Native American tribal lands. One or more of these factors may increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our operations on such lands.

Many of our assets have been in service for many years and, as a result, our maintenance or repair costs may increase in the future.
Our pipelines, terminals, fractionator and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.
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

The Shipping Act of 1916 and Merchant Marine Act of 1920 (collectively, the “Maritime Laws”), generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, entities that own such vessels must be owned at least 75 percent by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, we would be prohibited from operating vessels in the U.S. inland waters. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Strategic Transactions
MPC’s ongoing review of strategic alternatives for its midstream business could materially impact our strategic direction, business and results of operations.
MPC’s board of directors has formed a special committee to evaluate strategies to enhance shareholder value through a review of its Midstream business, of which MPLX is the primary component. MPC’s exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks: significant fluctuations in our unit price could occur in response to developments or actions relating to the strategic review process or market speculation regarding any such developments or actions; we may encounter difficulties in hiring, retaining and motivating key personnel who provide services to us during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives. The strategic review process also requires significant time and attention from management, which could distract them from other tasks in operating our business. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
We have incurred substantial expenses in connection with the Merger. We expect to continue to incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs. These fees and costs have been, and may continue to be, substantial.
Additional unanticipated costs may be incurred in the integration of the two partnerships’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be sufficient to allow us to offset integration-related costs over time. These integration costs, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.
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
The combined partnership recorded goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined partnership in the future.
The Merger was accounted for as a reorganization of entities under common control in accordance with accounting principles generally accepted in the United States. Under a reorganization of entities under common control, the assets and liabilities of ANDX transferred between entities under common control were recorded by MPLX based on MPC’s historical cost basis resulting from its preliminary purchase price accounting. We recorded ANDX’s assets and liabilities at MPC’s basis as of October 1, 2018, the date that common control was first established.
Effective October 1, 2018, MPC acquired Andeavor, including a controlling interest in ANDX, thus establishing common control between MPLX, ANDX and their respective general partners. Under MPC’s application of the acquisition method of accounting, a portion of the total purchase price was allocated to ANDX’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of October 1, 2018. The excess of the allocated purchase price over those fair values was recorded as goodwill. MPC’s basis in ANDX’s tangible assets, liabilities, identifiable intangible assets and goodwill was transferred to MPLX upon completion of the Merger. As a result of our annual impairment review for goodwill, we determined that a portion of the goodwill that resulted from the Merger was impaired. The remaining goodwill and intangible assets could become impaired in the future and result in additional, material non-cash charges to our future results of operations. The combined partnership’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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

Significant future transactions involving the addition of new assets or businesses will present potential risks, which may include, among others:

•	inaccurate assumptions about future synergies, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate, or a delay in the successful integration of, assets or businesses we acquire;

•	a decrease in our liquidity resulting from using a portion of our available cash or borrowing capacity under our revolving credit agreement to finance transactions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance transactions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	the loss of customers or key employees from the acquired businesses; and
the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Risks Relating to our Industry

Certain of our pipelines may be subject to federal or state rate and service regulation, and the imposition and cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders.

Some of our natural gas, crude oil, NGL, and refined product pipelines are, or may in the future be, subject to siting, public necessity or service regulations by FERC or various state or other regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas, NGLs, crude oil and refined products in interstate commerce and FERC’s regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities (for natural gas pipelines only); rates; operations; accounts and records; and depreciation and amortization policies. FERC’s action in any of these areas or modifications of its current regulations can adversely impact our ability to compete for business, the costs we incur in our operations, the construction of new facilities or our ability to recover the full cost of operating our pipelines. FERC also may conduct audits of these facilities, and if FERC determines that we are not in compliance with our tariff or applicable regulations, we may incur additional costs, expenses or penalties. For certain natural gas, NGL, crude oil and refined product common carrier pipelines, we have FERC tariffs on file and we may have additional pipelines in the future that may be subject to these requirements. We also own and are constructing pipelines, including pipelines that carry NGLs between our processing and fractionation facilities, that we believe are either not subject to FERC’s jurisdiction or would otherwise meet the qualifications for a waiver from many or all of FERC’s requirements. However, we cannot provide assurance that FERC will not at some point find that some or all of these pipelines are subject to FERC’s requirements or are otherwise not exempt from certain requirements. Such a finding could subject us to potentially burdensome and expensive operational, reporting and other requirements as well as fines, penalties or other sanctions.

Pipelines and operations not subject to regulation by FERC may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that our rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services and that we offer service to our shippers on a not unduly discriminatory basis. FERC rate cases can involve complex and expensive proceedings. For more information regarding regulatory matters that could affect our business, please read Item 1. Business – Regulatory Matters as set forth in this Annual Report on Form 10-K.

Some of our natural gas, NGL, crude oil and refined product pipelines are subject to FERC’s rate-making policies that could have an adverse impact on our ability to establish rates that would allow us to recover the full cost of operating our pipelines including a reasonable return.

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

Certain of our senior notes, our revolving credit facility and our loan agreement with MPC Investment LLC (“MPC Investment”) have variable interest rates. As a result, future interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future prior to the applicable stated maturity.

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

Uncertainty relating to the calculation of LIBOR, and other reference rates and their potential discontinuance may adversely affect interest expense related to our outstanding debt.
National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, it appears highly likely that LIBOR will be discontinued or modified by the end of 2021.
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may, have on LIBOR, other benchmarks or floating rate indebtedness. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our floating rate indebtedness to be materially different than expected and could materially adversely impact our ability to refinance such floating rate indebtedness or raise future indebtedness on a cost effective basis.
Meeting the requirements of evolving environmental or other laws or regulations may result in substantial capital expenditures and operating costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Various laws and regulations are expected to impose increasingly stringent and costly requirements on our operations, which may reduce our cash available for distribution. Laws and regulations expected to become more stringent relate to the following:

•	the emission or discharge of materials into the environment,

•	solid and hazardous waste management,

•	the regulatory classification of materials presently used in our business,

•	pollution prevention,

•	greenhouse gas emissions,

•	climate change,

•	public and employee safety and health,

•	inherently safer technology, and

•	facility security.
The specific impact of laws and regulations on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities and production processes. As a result of these laws and regulations, we have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations. Such expenditures could materially and adversely affect our business, financial condition, results of operations and cash flows.
Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could delay or impede producer’s gas production or result in reduced volumes available for our midstream assets to gather, process and fractionate. While we do not conduct hydraulic fracturing operations, we do provide gathering, processing and fractionation services with respect to natural gas and natural gas liquids produced by our customers as a result of such operations. If federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in shale formations and increase producers’ costs of compliance.
For more information regarding the environmental, safety and other regulatory matters that could affect our business, please read Item 1. Business - Regulatory Matters and Item 1. Business - Environmental Regulation, each as set forth in this Annual Report on Form 10-K.
Climate change and greenhouse gas emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could affect our results of operations and financial condition.
Currently, multiple legislative and regulatory measures to address greenhouse gas (including carbon dioxide, methane and nitrous oxides) and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our greenhouse gas or other emissions, establish a carbon tax and decrease the demand for refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
Regional and state climate change and air emissions goals and regulatory programs are complex, subject to change and considerable uncertainty due to a number of factors including technological feasibility, legal challenges and potential changes in federal policy. Increasing concerns about climate change and carbon intensity have also resulted in societal concerns and a number of international and national measures to limit greenhouse gas emissions. Additional stricter measures and investor pressure can be expected in the future and any of these changes may have a material adverse impact on our business or financial condition.
International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, may impact the regulatory framework of states whose policies directly influence our present and future operations. Though the United States has announced its intention to withdraw from the Paris Agreement, U.S. climate change strategy and implementation of that strategy through legislation and regulation may change under future administrations; therefore, the impact to our industry and operations due to greenhouse gas regulation is unknown at this time.
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

Maintenance of the United States inland waterway system is vital to our marine transportation operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by approximately 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, planned and unplanned maintenance may create more frequent outages, resulting in delays and additional operating expenses. Part of the costs for new construction and major rehabilitation of locks and dams is funded by marine transportation companies through taxes and the other portion is funded by general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products to our customers on a timely basis. Furthermore, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase our operating expenses.

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

We rely on the performance of our information technology systems, and the interruption or failure of any information technology system, including an interruption or failure due to a cybersecurity breach, could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are heavily dependent on our information technology systems, including our network infrastructure and cloud applications, for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personally identifiable information such as contractor, customer and investor data, and to manage or support a variety of business processes, including our pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions. Our systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, malware, power failures, cyber-attacks and other events. We also face various other cybersecurity threats from criminal hackers, state-sponsored intrusion, industrial espionage and contractor malfeasance, including threats to gain unauthorized access to sensitive information or to render data or systems unusable.

Certain vendors have access to sensitive information, including personally identifiable investor and contractor data and a breakdown of their technology systems or infrastructure as a result of a cyber-attack or otherwise could result in unauthorized disclosure of such information.

Our cybersecurity protections, infrastructure protection technologies, disaster recovery plans and employee training may not be sufficient to defend us against all unauthorized attempts to access our information. We have been and may in the future be subject to attempts to gain unauthorized access to our computer network and systems. To date, prior events have not had a material adverse effect on us.

Any cybersecurity incident could result in theft, destruction, loss, misappropriation or release of confidential financial and other data or intellectual property; give rise to remediation or other expense; expose us to liability under federal and state laws; reduce our customers’ willingness to do business with us; disrupt the services we provide to customers; and subject us to litigation and legal liability under federal and state laws. Any of such results could have an adverse effect on our reputation, business, financial condition, results of operations and cash flows available for distribution to our unitholders.

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

Risks Relating to the Business and Operations of MPC

MPC accounted for a large portion of our revenues in 2019 and will continue to do so on a go-forward basis. If MPC changes its business strategy, is unable to satisfy its obligations to us or significantly reduces the volumes transported through our facilities or stored at our storage assets, our revenues would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

For the year ended December 31, 2019, excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that were treated as third-party revenues for accounting purposes, MPC accounted for approximately 56 percent of our operating revenues, including 91 percent of the operating revenues within our L&S segment, and we believe MPC will continue to account for a large portion of our revenues on a go forward basis. As we expect to continue to derive a portion of our revenues from MPC for the foreseeable future, any event that materially and adversely affects MPC’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business decisions and risks of MPC, which include the following:

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

•	changes to the routing of volumes shipped by MPC on our crude oil and refined product pipelines or the ability of MPC to utilize third-party pipeline connections to access our pipelines;

•	MPC’s ability to remain in compliance with the terms of its outstanding indebtedness;

•
changes in the cost or availability of third-party pipelines, railways, vessels, terminals and other means of delivering and transporting crude oil, feedstocks, refined products and other hydrocarbon-based products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities;

•	operational hazards and other incidents at MPC’s refineries and other facilities, such as explosions and fires, that result in temporary or permanent shut downs of those refineries and facilities;

•	changes in crude oil and refined product inventory levels and carrying costs; and

•	disruptions due to hurricanes, tornadoes or other forces of nature.

We have no control over MPC’s business decisions and operations, and MPC may elect to pursue a business strategy that does not favor us and our business. In addition, significant stockholders of MPC may attempt to effect changes at MPC or acquire control of the company, which could impact the pursuit of MPC’s business strategies. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. As a result, stockholder campaigns at MPC could directly or indirectly adversely affect our results of operations and financial condition and our ability to sustain or increase distributions to our unitholders.

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

MPC is not obligated to use our services with respect to volumes of crude oil or refined products in excess of the minimum volume commitments under the transportation services agreements with us. Our cash available for distribution will be materially and adversely affected to the extent that we do not transport volumes in excess of the minimum volume commitments under our transportation services agreements or if MPC’s obligations under our transportation, terminal, fuels distribution, marketing and storage services agreements are suspended, reduced or terminated. If MPC fails to use our assets and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to unitholders may be materially and adversely affected.

In addition, under our transportation services agreements, MPC must pay us a deficiency payment if it fails to transport its minimum throughput commitment. MPC may then apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline in excess of its minimum volume commitment during a specified period under the terms of the applicable transportation services agreement. Upon the expiration or termination of a transportation services agreement, MPC may use any remaining credits against any volumes shipped by MPC on the applicable pipeline for the specified period, as applicable, without regard to any minimum volume commitment that may have been in place during the term of the agreement. If that were to occur, we would not receive any cash payments for volumes shipped on the applicable pipeline until any such remaining credits were fully used or until the expiration of the specified period.

MPC’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business and our ability to make distributions to our unitholders. Our ability to obtain credit in the future may also be adversely affected by MPC’s credit rating.

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2019, MPC had consolidated long-term indebtedness of approximately $28 billion, of which $8 billion was a direct obligation of MPC. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.

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

On November 1, 2019, Moody’s announced it had changed its outlook for MPC’s and MPLX’s credit ratings from stable to negative following the recent announcements regarding MPC’s planned spinoff of its Speedway business and its midstream review, and these developments could cause or contribute to a future determination by one or more of the rating agencies to lower MPLX’s credit ratings. If these ratings are lowered in the future, the interest rate and fees MPC pays on its credit facilities may increase. Credit rating agencies will likely consider MPC’s debt ratings when assigning ours because of MPC’s ownership interest in us, the significant commercial relationships between MPC and us, and our reliance on MPC for a portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of us or MPC, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make distributions to our unitholders.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21 percent, and likely would pay state and local income tax at varying rates. Distributions to unitholders generally would be taxed again as corporate dividends, and no income, gains, losses, deductions, or credits would flow through to our unitholders. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. Changes in current state or local law may subject us to additional entity-level taxation by individual states and localities. Imposition of any such additional taxes on us may substantially reduce the cash available for distribution to unitholders.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Furthermore, a tax-exempt entity’s gain on sale of common units may be treated, at least in part, as unrelated business taxable income. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Non-U.S. persons will also potentially have tax filings and payment obligations in additional jurisdictions. Furthermore, non-U.S. persons may be subject to tax on the gain on sale of their common units to the extent the gain is attributable to effectively connected income. Tax-exempt entities and non-U.S. persons should consult their tax advisor before investing in our common units.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in approximately 35 states. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

MPC owns our general partner and approximately 63 percent of our outstanding common units as of February 17, 2020. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, MPC.

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

Our Partnership Agreement requires that we distribute all of our available cash to our unitholders. As a result, we may require external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash available to distribute to our unitholders.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 17, 2020, our general partner and its affiliates owned approximately 63 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

In order to avoid (1) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by the FERC or analogous regulatory body and (2) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate-eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If unitholders are not persons who meet the requirements to be citizenship-eligible holders and rate-eligible holders, they run the risk of having their units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. In addition, if unitholders are not persons who meet the requirements to be citizenship eligible holders, they will not be entitled to voting rights.

Cost reimbursements, which will be determined in our general partner’s sole discretion, and fees due our general partner and its affiliates for services provided will be substantial and will reduce our cash available for distribution.

Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreements or our employee services agreements, our general partner determines the amount of these expenses. Under the terms of the omnibus agreements, we will be required to reimburse MPC for the provision of certain general and administrative services to us. Under the terms of our employee services agreements, we have agreed to reimburse MPC or its affiliates for the provision of certain operational and management services to us in support of our facilities. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash available for distribution to unitholders.

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

As of February 17, 2020, MPC held 665,997,540 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including MPC, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

MPC and other affiliates of our general partner are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, MPC and other affiliates of our general partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from MPC and other affiliates of our general partner could materially and adversely impact our results of operations and cash available for distribution to unitholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

LOGISTICS AND STORAGE

Crude Oil and Refined Product Pipelines

The following table sets forth information regarding our crude oil and refined product pipeline systems, which we own or have an interest in as of December 31, 2019.

	Diameter	Length (miles) (1)(2)(3)	Capacity
Total Crude Systems	2” - 48”	7,917	Various
Total Refined Products Systems	4” - 36”	5,672	Various

(1)	Includes approximately 21 miles of crude pipeline and approximately 158 miles of refined product pipeline leased from third parties.

(2)
Includes approximately 1,921 miles of crude pipeline in which we have a 9.2 percent ownership interest, 168 miles of crude pipeline in which we have a 35.0 percent ownership interest, 48 miles of crude pipeline in which we have a 40.7 percent ownership interest, 57 miles of crude pipeline in which we have a 58.5 percent ownership interest, 118 miles of crude pipeline in which we have a 67.0 percent ownership interest and 975 miles of crude pipeline in which we have a 17.0 percent ownership interest. Also includes approximately 1,830 miles of refined product pipeline in which we have a 24.5 percent ownership interest and 87 miles of refined product pipeline in which we have a 65.16 percent ownership interest.

(3)	Includes approximately 399 miles of inactive crude pipeline and 232 miles of inactive refined product pipeline.

Our crude oil pipeline and related assets are strategically positioned to support diverse and flexible crude oil supply options for MPC’s refineries, which receive imported and domestic crude oil through a variety of sources. Imported and domestic crude oil is transported to supply hubs from a variety of regions, including: Cushing, Oklahoma on the Ozark pipeline; Western Canada, Wyoming and North Dakota on the Keystone, Platte, Mustang and Enbridge pipelines; and the Gulf Coast on the Capline crude oil pipeline. Crude oil pipelines from the Delaware and Midland Basins, as well as from the Bakken region transport crude oil into major regional takeaway pipelines and refining centers. Our major crude oil pipelines are connected to these supply hubs and transport crude oil to refineries owned by MPC and third parties.

Our pipelines are strategically positioned to supply feedstocks to MPC refineries and transport refined products from certain MPC refineries to MPC and MPLX marketing operations, as well as those of third parties. These refined product pipelines are integrated with MPC’s and MPLX’s expansive network of refined product marketing terminals, which support MPC’s integrated midstream business.

Terminal Assets

The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2019.

Owned and Operated Terminals (1)	Number of Terminals	Tank Shell Capacity (mbbls)	Number of Tanks	Number of Loading Lanes
Refined Product Terminals:
Alabama	2	443	16	4
Alaska	3	1,310	31	9
California	9	5,367	90	54
Florida	4	3,407	64	22
Georgia	4	998	31	9
Idaho	3	988	55	8
Illinois	4	1,221	33	14
Indiana	6	3,229	60	17
Kentucky	6	2,587	56	25
Louisiana	1	97	7	2
Michigan	8	2,440	73	26
Minnesota	1	12	5	8
New Mexico	4	551	47	15
North Carolina	4	1,509	34	13
North Dakota	1	2	6	15
Ohio	12	3,218	101	28
Pennsylvania	1	390	12	2
South Carolina	1	371	8	3
Tennessee	4	1,149	30	12
Utah	1	44	9	9
Washington	4	825	32	11
West Virginia	2	1,587	25	2
Total Refined Product Terminals	85	31,745	825	308
Asphalt Terminals:
Arizona	3	536	53	10
California	3	755	37	11
Minnesota	1	489	8	3
Nevada(2)	1	252	15	4
New Mexico	1	6	9	2
Texas	1	178	18	5
Total Asphalt Terminals	10	2,216	140	35
Total Terminals	95	33,961	965	343

(1)	MPLX also operates one leased terminal and has partial ownership interest in one terminal, with a combined tank shell capacity of 1,045 mbbls.

(2)	This terminal is accounted for as an equity method investment.

Marine Assets

The following table sets forth certain information regarding our marine assets as of December 31, 2019. The marine business currently has an associated transportation service agreement with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (thousand barrels)
Inland tank barges:	286	7,523
Inland towboats:	23	N/A

Our fleet of boats and barges transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from refineries and terminals owned by MPC in the Mid-Continent and Gulf Coast regions. We also have an MRF which is a full-service marine shipyard located on the Ohio River, adjacent to MPC’s Catlettsburg, Kentucky refinery. The MRF is responsible for the preventive routine and unplanned maintenance of towing vessels, barges and local terminal facilities.

Refining Logistics Assets

The following table outlines the tankage, rail and truck racks, and docks owned by us, serving MPC’s refineries as of December 31, 2019. Each of the following assets are currently included in storage services agreements with MPC.

MPC Refining Logistics Assets	Tank Capacity (mbbls)
Galveston Bay, Texas City, Texas	18,936
Garyville, Louisiana	17,320
Los Angeles, California	13,838
Robinson, Illinois	6,987
Anacortes, Washington	6,126
Martinez, California	5,771
El Paso, Texas	5,240
Catlettsburg, Kentucky	5,177
Detroit, Michigan	4,986
St. Paul Park, Minnesota	4,228
Kenai, Alaska	3,573
Mandan, North Dakota	2,739
Canton, Ohio	2,700
Salt Lake City, Utah	2,056
Gallup, New Mexico	993
Total	100,670

Other L&S Assets

The following tables set forth certain information regarding our other midstream assets as of December 31, 2019, each of which currently have an associated transportation services agreement or storage services agreement with MPC.

Asset Name	Capacity (1)		Associated MPC Refineries
LOOP(2)	N/A		Garyville, LA
Barge Docks	2,910	mbbls	Multiple
Mt. Airy Terminal(3)	4,099 mbbls		Garyville, LA
Tank Farms(4)	26,264	mbbls	N/A
Caverns	4,709	mbbls	N/A

Pipeline Name	Diameter (inches)	Length (miles)	Capacity (mbpd)(5)
Belfield water system	4" - 8"	103	20	mbpd
Green River water system	3" - 4"	12	15	mbpd

(1)
Capacity for Tank Farms is shown as 100 percent of the available storage capacity. Capacity for the Barge Dock is shown as 100 percent of the throughput capacity. Capacity for caverns is shown as the storage commitment.

(2)	We have a 40.7 percent interest in LOOP, which includes a deep-water oil port and crude oil storage.

(3)	The Mt. Airy Terminal includes 37 tanks, 2-bay ethanol loading rack, 3-vessel barge/ship dock and 7 dock loading lines.

(4)	We own and operate 28 tank farms and operate two leased tank farms.

(5)	All capacities reflect 100 percent of the pipeline systems’ capacity in thousands of barrels per day.

GATHERING AND PROCESSING

The following tables set forth certain information relating to our consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2019. All throughputs and utilizations included are weighted-averages for days in operation. See further discussion about our joint ventures in Item 8. Financial Statements and Supplementary Data - Note 5.

Gas Processing Complexes

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Shale	6,120	5,248	91%
Utica Shale	1,325	810	61%
Southern Appalachia	620	244	39%
Southwest(2)	1,887	1,364	79%
Bakken	190	151	83%
Rockies	1,472	572	39%
Total Gas Processing	11,614	8,389	76%

(1)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)
Centrahoma Processing LLC’s processing capacity of 550 MMcf/d and actual throughput of 272 MMcf/d, that exceeded our 40 percent share of the capacity of 220 MMcf/d, are not included in this table as we own a non-operating interest.

Fractionation & Condensate Stabilization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale(2)(3)	347	290	84%
Utica Shale(2)(3)(4)	23	9	39%
Southern Appalachia(2)(5)	24	12	50%
Southwest	11	6	55%
Bakken	34	24	83%
Rockies	61	4	7%
Total C3+ Fractionation and Condensate Stabilization	500	345	70%

(1)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)
Certain complexes have above-ground NGL storage with a usable capacity of 938 thousand barrels, large-scale truck and rail loading. We also have access to up to an additional 800 thousand barrels of propane storage capacity that can be utilized by our assets in the Marcellus Shale, Utica Shale, and Appalachia region under an agreement with a third party. Lastly, we have up to 240 thousand barrels of propane storage with third parties that can be utilized by our assets in the Marcellus Shale and Utica Shale.

(3)
The capacity, throughput and utilization of design capacity at the Hopedale fractionation complex is presented in the Marcellus Shale totals, however, the Hopedale fractionation complex is jointly owned by MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”). Ohio Fractionation is a joint venture between MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and Sherwood Midstream (a joint venture between MarkWest Liberty Midstream and Antero Midstream LLC). MarkWest Liberty Midstream and Sherwood Midstream are entities that operate in the Marcellus region, and MarkWest Utica EMG is an entity that operates in the Utica region. During the year ended December 31, 2019, the Marcellus Operations and Utica Operations utilized an average of 83 percent and 17 percent of the Hopedale fractionation complex, respectively. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 40 mbpd of capacity in the Hopedale 3 and Hopedale 4 fractionators.

(4)	We have access to 100 thousand barrels of condensate storage in this region.

(5)
This region includes complexes with both above-ground, pressurized NGL storage facilities, with usable capacity of 48 thousand barrels, and underground storage facilities, with usable capacity of 238 thousand barrels. Product can be received by truck, pipeline or rail and can be transported from the facility by truck, rail or barge. We also have large-scale truck and rail loading and unloading capabilities, and a river barge facility capable of loading a 20 thousand barrel barge.

De-ethanization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale	273	179	72%
Utica Shale	40	10	25%
Southwest	18	9	50%
Total De-ethanization	331	198	64%

(1)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Shale	1,547	1,287	84%
Utica Shale	3,183	2,200	70%
Southwest	2,570	1,628	72%
Bakken	194	151	78%
Rockies(2)	1,486	701	47%
Total Natural Gas Gathering	8,980	5,967	69%

(1)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(2)
This region does not include our operated joint venture, Rendezvous Gas Services, L.L.C. (“RGS”), which has a gathering capacity of 1,032 MMcf/d; this system supports other systems which are included in the Rockies region and that throughput is presented in the table above. The third party volumes gathered for RGS during the year ended December 31, 2019 were 127 MMcf/d.

NGL Pipelines

Region	Diameter	Length (miles)	Design Throughput Capacity (mbpd)
Marcellus Shale	4” - 20”	399	Various
Utica Shale	4” - 12”	119	Various
Southern Appalachia	6” - 8”	138	35
Southwest(1)	6”	50	39
Bakken	8” - 12”	84	80
Rockies	8”	10	15

(1)	Includes 38 miles of inactive pipeline.

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. In many instances, lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants, as well as potential conflicts with other mineral or surface use owners. We have obtained, where determined necessary, permits, leases, license agreements and franchise ordinances from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, as applicable. We also have obtained easements and license agreements from railroad companies to cross over or under railroad properties or rights-of-way. Some of the property rights we have obtained are revocable at the election of the grantor. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. In addition, our L&S segment leases vehicles, building spaces, and pipeline equipment under long-term operating leases, most of which include renewal options. Our L&S segment also leases certain pipelines under a capital lease that has a fixed price purchase option in 2020. Many of our compression, processing, fractionation and other facilities, including certain fractionation plants and certain of our pipelines and other facilities, are on land that we either own in fee or that is held under long-term leases, but for any such facilities that are on land that we lease, we could be required to remove our facilities upon the termination or expiration of the leases.

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances that were transferred to us required the consent of the then-current landowner to transfer these rights, which in some instances was a governmental entity. We believe that we have obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for us to operate our business. We also believe we have satisfactory title or other right to all of our material land assets. Title to these properties is subject to encumbrances in some cases, such as coal, that may require payment to other holders of title in the property at issue; however, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties, or will materially interfere with their use in the operation of our business. See Item 8. Financial Statements and Supplementary Data – Note 22, for additional information regarding our leases.

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

Litigation

MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) were parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits related to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, in July 2019, Westcon and the MPLX Parties reached an agreement to resolve the disputes among those parties relating to the Bluestone processing complex in Pennsylvania. In the quarter ended December 31, 2019, Westcon and the MPLX Parties reached agreements to resolve the remaining disputes among those parties relating to the Mobley and Cadiz processing complexes in West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. The settlements will not have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common limited partner units are listed on the NYSE and traded under the symbol “MPLX”. As of February 17, 2020, there were 267 registered holders of 392,418,325 outstanding common units held by the public, including 392,045,653 common units held in street name. In addition, as of February 17, 2020, MPC and its affiliates owned 665,997,540 of our common units, constituting approximately 63 percent of the outstanding common units. In addition, MPC, through our general partner, owns a non-economic general partnership interest in us.

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

Preferred Unit Distributions

The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent. MPLX may not pay any distributions for any quarter on any junior securities, including any of the common units, unless the distribution payable to the preferred units with respect to such quarter, together with any previously accrued and unpaid distributions to the preferred units, have been paid in full.

Recent Sales of Unregistered Units

In connection with the closing of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units.

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for Western Refining Southwest, Inc. (“Southwest, Inc.”), a wholly-owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent special limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger. As a result of the Merger, the ANDX Special Limited Partner Interest outstanding immediately prior to the effective time of the Merger was converted into a right for Southwest, Inc., as the holder of all such interest, to receive a substantially equivalent special limited partner interest in MPLX (the “MPLX Special Limited Partner Interest”). By virtue of the conversion, the ANDX Special Limited Partner Interest was cancelled and ceased to exist as of the effective time of the Merger.

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

(In millions, except per unit data)	2019(1)	2018(1)	2017	2016	2015
Consolidated Statements of Income Data
Total revenues and other income	$9,041	$7,005	$3,867	$3,029	$1,101
Income from operations	2,377	2,728	1,191	683	381
Net income	1,462	2,006	836	434	333
Net income attributable to MPLX LP	1,033	1,818	794	233	156
Limited partners’ interest in net income attributable to MPLX LP	935	1,743	411	1	99
Per Unit Data
Net income attributable to MPLX LP per limited partner unit:
Common - basic	1.00	2.29	1.07	—	1.23
Common - diluted	1.00	2.29	1.06	—	1.22
Subordinated - basic and diluted	—	—	—	—	0.11
Cash distributions declared per limited partner common unit	2.6900	2.5300	2.2975	2.0500	1.8200
Consolidated Balance Sheets Data (at period end)
Property, plant and equipment, net	22,145	21,525	12,187	11,408	10,214
Total assets	40,430	39,325	19,500	17,509	16,404
Long-term debt, including finance leases(2)	19,704	17,922	6,945	4,422	5,255
Series A preferred units	968	1,004	1,000	1,000	—
Consolidated Statements of Cash Flows Data
Net cash provided by (used in):
Operating activities	4,082	3,071	1,907	1,491	427
Investing activities	(3,063)	(2,878)	(2,308)	(1,417)	(1,681)
Financing activities	(1,089)	(117)	171	113	1,275
Additions to property, plant and equipment(3)	2,408	2,111	1,411	1,313	334
Other Financial Data
Adjusted EBITDA attributable to MPLX LP(4)(5)	4,334	3,475	2,004	1,419	498
DCF attributable to MPLX LP(4)(5)	3,489	2,781	1,628	1,140	399
Cash distributions declared on limited partner common units	$2,635	$1,985	$895	$692	$255

(1)
On July 30, 2019, MPLX completed the acquisition of ANDX. ANDX’s assets, liabilities and results of operations prior to the Merger are collectively included in what we refer to as the “Predecessor” from October 1, 2018, which was the date that MPC acquired Andeavor. MPLX’s acquisition of ANDX is considered a transfer between entities under common control due to MPC’s prior relationship with ANDX. As an entity under common control with MPC, MPLX recorded the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. Accordingly, the table above includes the historical results of ANDX beginning October 1, 2018.

(2)
During 2015, in connection with the MarkWest Merger, MPLX LP assumed MarkWest senior notes with an aggregate principal amount of $4.1 billion and used its credit facility to repay $850 million of the $943 million of borrowings under MarkWest’s credit facility. In connection with the Merger, MPLX LP assumed ANDX senior notes with an aggregate principal amount of $3.75 billion as of October 1, 2018.

(3)	Represents cash capital expenditures as reflected on the Consolidated Statements of Cash Flows for the periods indicated, which are included in cash used in investing activities.

(4)	The 2015 Adjusted EBITDA attributable to MPLX LP includes pre-merger EBITDA from MarkWest and the 2015 DCF includes undistributed DCF from MarkWest.

(5)	For all years presented, Predecessor is excluded from Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP.

Operating Data

	2019	2018	2017	2016	2015
L&S
Crude oil transported for (mbpd)(1):
MPC	2,671	2,446	1,622	1,461	1,443
Third parties	557	675	314	182	197
Total	3,228	3,121	1,936	1,643	1,640
% MPC	83%	78%	84%	89%	88%

Refined products transported for (mbpd)(2):
MPC(3)	1,629	1,571	928	844	966
Third parties	257	252	157	146	27
Total	1,886	1,823	1,085	990	993
% MPC	86%	86%	86%	85%	97%

Average tariff rates ($ per Bbl)(4):
Crude oil pipelines	$0.94	$0.67	$0.56	$0.57	$0.55
Refined product pipelines	0.75	0.75	0.74	0.68	0.65
Total pipelines	$0.87	$0.70	$0.63	$0.61	$0.59

Terminal throughput (mbpd)(5)	3,279	3,148	1,477	1,505	N/A

Marine Assets (number in operation)(6)
Barges	286	256	232	222	219
Towboats	23	23	18	18	18

	2019	2018	2017	2016	2015(7)
G&P Consolidated entities(8)
Gathering Throughput (MMcf/d)
Marcellus Operations	1,287	1,155	1,004	910	889
Utica Operations	—	—	—	—	—
Southwest Operations	1,625	1,566	1,410	1,431	1,439
Bakken Operations	151	147	N/A	N/A	N/A
Rockies Operations	630	654	N/A	N/A	N/A
Total gathering throughput	3,693	3,522	2,414	2,341	2,328

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,192	3,826	3,619	3,210	2,964
Utica Operation	—	—	—	—	—
Southwest Operations	1,629	1,438	1,326	1,226	1,125
Southern Appalachian Operations	244	247	265	253	243
Bakken Operations	151	147	N/A	N/A	N/A
Rockies Operations	572	573	N/A	N/A	N/A
Total natural gas processed	6,788	6,231	5,210	4,689	4,332

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(10)	435	379	320	260	220
Utica Operations	—	—	—	—	—
Southwest Operations	15	18	20	18	24
Southern Appalachian Operations(11)	12	15	14	15	12
Bakken Operations	24	15	N/A	N/A	N/A
Rockies Operations	4	4	N/A	N/A	N/A
Total C2 + NGLs fractionated(12)	490	431	354	293	256

	2019	2018	2017	2016	2015(7)
G&P Consolidated entities plus Partnership-Operated Equity Method Investments(9)
Gathering Throughput (MMcf/d)
Marcellus Operations	1,287	1,155	1,004	910	889
Utica Operations	2,200	1,809	1,192	932	745
Southwest Operations	1,628	1,567	1,412	1,433	1,441
Bakken Operations	151	147	N/A	N/A	N/A
Rockies Operations	828	841	N/A	N/A	N/A
Total gathering throughput	6,094	5,519	3,608	3,275	3,075

Natural Gas Processed (MMcf/d)
Marcellus Operations	5,248	4,448	3,885	3,210	2,964
Utica Operations	810	886	984	1,072	1,136
Southwest Operations	1,636	1,438	1,326	1,226	1,125
Southern Appalachian Operations	244	247	265	253	243
Bakken Operations	151	147	N/A	N/A	N/A
Rockies Operations	572	573	N/A	N/A	N/A
Total natural gas processed	8,661	7,739	6,460	5,761	5,468

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(10)	435	379	320	260	220
Utica Operations(10)	44	47	40	42	51
Southwest Operations	15	18	20	18	24
Southern Appalachian Operations(11)	12	15	14	15	12
Bakken Operations	24	15	N/A	N/A	N/A
Rockies Operations	4	4	N/A	N/A	N/A
Total C2 + NGLs fractionated(12)	534	478	394	335	307

	2019	2018	2017	2016	2015
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$2.53	$3.07	$3.02	$2.55	2.04
C2 + NGL Pricing/Gal(13)	$0.52	$0.78	$0.66	$0.47	0.40

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

(12)
Purity ethane makes up approximately 179 mbpd, 171 mbpd, 141 mbpd, 114 mbpd and 83 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Purity ethane makes up approximately 189 mbpd, 185 mbpd, 146 mbpd, 118 mbpd and 89 mbpd of MPLX operated total fractionated products for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

MPLX OVERVIEW

We are a diversified, large-cap MLP formed by MPC that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The operation of these assets are conducted in our Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”) operating segments. Our assets are positioned throughout the United States. Our L&S segment primarily engages in the transportation, storage, distribution and marketing of crude oil, asphalt and refined petroleum products. The L&S segment also includes the operation of our inland marine business, terminals, rail facilities, storage caverns and refining logistics. Our G&P segment primarily engages in the gathering, processing and transportation of natural gas as well as the gathering, transportation, fractionation, storage and marketing of NGLs. The assets and operations of our L&S and G&P segments described above include the assets and operations of Andeavor Logistics LP (“ANDX”) acquired via merger on July 30, 2019, which complemented our existing business in addition to expanding our operations to the West Coast.

RECENT DEVELOPMENTS

On February 21, 2020, MPLX, through a wholly-owned subsidiary, formed a joint venture with Delek US Energy, Inc. ("Delek") (the "WWP Project Financing JV") for the specific purpose of financing a portion of MPLX’s and Delek’s combined construction costs for the Wink to Webster pipeline system. Both MPLX and Delek contributed their respective 15 percent ownership interests in the Wink to Webster Pipeline JV to the WWP Project Financing JV. Also on February 21, 2020, the WWP Project Financing JV, through a wholly-owned subsidiary, entered into a committed term loan facility with a syndicate of lenders providing for up to approximately $608 million in term loan borrowings to, among other things, fund future capital calls received from the Wink to Webster Pipeline JV and pay debt service costs under the term loan facility prior to the commercial operation date of the Wink to Webster pipeline system. The WWP Project Financing JV pledged the combined 30 percent interest in the Wink to Webster Pipeline JV contributed to it by MPLX and Delek to secure its obligations under the term loan facility.

On January 23, 2020, we announced the board of directors of our general partner had declared a distribution of $0.6875 per common unit that was paid on February 14, 2020 to common unitholders of record on February 4, 2020.

MPC’s board of directors has formed a special committee to evaluate strategies to enhance shareholder value through a review of its Midstream business and to analyze, among other things, the strategic fit of assets with MPC, the ability to realize full valuation credit for midstream earnings and cash flow, balance sheet impacts including liquidity and credit ratings, transaction tax impacts, separation costs, and overall complexity.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

During 2019, we were able to focus and execute on our strategic vision by growing our business across the midstream value chain and investing in new or existing assets to enhance the stability of our cash flows, while at the same maintaining our investment grade credit profile. Significant financial and other highlights for the year ended December 31, 2019 are shown in the chart below. Refer to the Results of Operations and the Liquidity and Capital Resources sections for further details.

(1)    Includes goodwill impairment of $1.2 billion within our G&P operating segment.
(2)    Includes Adjusted EBITDA attributable to Predecessor and DCF adjustments attributable to Predecessor.

Additional highlights for the year ended December 31, 2019 include:

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

•
MPLX entered into a joint venture agreement related to the Wink-to-Webster crude oil pipeline, which remains on schedule to be completed in the first half of 2021 and has 100 percent of the contractible capacity committed with minimum volume commitments. This is a 36-inch diameter pipeline with a capacity of 1.5 million barrels per day which will originate in the Permian Basin and have destination points in the Houston market, including MPC’s Galveston Bay refinery.

•
We also entered into a joint venture agreement related to the design and construction of the Whistler Pipeline. The Whistler Pipeline is designed to be a 42-inch diameter pipeline, which will transport approximately 2 Bcf/d of natural gas from Waha, Texas, to the Agua Dulce area in South Texas. The majority of available capacity on the planned pipeline has been committed with minimum volume commitments. The pipeline is expected to be in service in the second half of 2021.

•
Additionally, we continue to execute on our organic growth plan through terminal and marine fleet expansions, the expansion of processing and fractionating capacity at numerous plants, as well as having a continued focus on the optimization of our portfolio of assets, which could include asset divestitures.

Financing Activities

•
During the year, MPLX: entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1.0 billion; issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering; increased its borrowing capacity on the MPLX Credit Agreement to $3.5 billion; extended the maturity of the MPLX Credit Agreement to July 30, 2024; and paid off $500 million aggregate principal amount of the outstanding ANDX 5.5 percent senior notes due 2019 at maturity.

•
In connection with the Merger, MPLX also assumed all outstanding ANDX senior notes, which had an aggregate principal amount of $3.75 billion with interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of $3.06 billion new senior notes issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving $690 million aggregate principal of outstanding senior notes issued by ANDX, of which $500 million aggregate principal amount of outstanding ANDX 5.5 percent senior notes due 2019 were paid off on October 15, 2019 at maturity as described above.

•
During the year ended December 31, 2019, we did not issue any common units under our ATM Program. As of December 31, 2019, $1.7 billion of common units remain available for issuance through the ATM Program.

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interests and (xiii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) net maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other non-cash items. We make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

COMPARABILITY OF OUR FINANCIAL RESULTS

The comparability of our financial results has been impacted by acquisitions, dispositions, performance of our equity method investments, and impairments among others (see Item 8. Financial Statements and Supplementary Data – Notes 4, 5 and 14).

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the years ended 2019, 2018 and 2017, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for common control transactions.

(In millions)	2019	2018	$ Change	2017	$ Change
Revenues and other income:
Service revenue	$2,498	$1,856	$642	$1,156	$700
Service revenue - related parties	3,455	2,404	1,051	1,082	1,322
Service revenue - product related	140	220	(80)	—	220
Rental income	388	352	36	277	75
Rental income - related parties	1,196	846	350	279	567
Product sales	806	887	(81)	889	(2)
Product sales - related parties	142	87	55	8	79
Income from equity method investments(1)	290	247	43	78	169
Other income	12	7	5	6	1
Other income - related parties	114	99	15	92	7
Total revenues and other income	9,041	7,005	2,036	3,867	3,138
Costs and expenses:
Cost of revenues (excludes items below)	1,489	1,096	393	528	568
Purchased product costs	686	824	(138)	651	173
Rental cost of sales	141	135	6	62	73
Rental cost of sales - related parties	165	31	134	2	29
Purchases - related parties	1,231	925	306	455	470
Depreciation and amortization	1,254	867	387	683	184
Impairment expense	1,197	—	1,197	—	—
General and administrative expenses	388	316	72	241	75
Other taxes	113	83	30	54	29
Total costs and expenses	6,664	4,277	2,387	2,676	1,601
Income from operations	2,377	2,728	(351)	1,191	1,537
Related party interest and other financial costs	11	5	6	2	3
Interest expense (net of amounts capitalized)	851	590	261	296	294
Other financial costs	53	119	(66)	56	63
Income before income taxes	1,462	2,014	(552)	837	1,177
Provision for income taxes	—	8	(8)	1	7
Net income	1,462	2,006	(544)	836	1,170
Less: Net income attributable to noncontrolling interests	28	16	12	6	10
Less: Net income attributable to Predecessor	401	172	229	36	136
Net income attributable to MPLX LP	1,033	1,818	(785)	794	1,024

Adjusted EBITDA attributable to MPLX LP (excluding Predecessor results)(2)	4,334	3,475	859	2,004	1,471
Adjusted EBITDA attributable to MPLX LP (including Predecessor results)(3)	5,104	3,810	1,294	2,051	1,759
DCF attributable to GP and LP unitholders (including Predecessor results)(3)	$3,978	$2,950	$1,028	$1,608	$1,342

(1)	Includes impairment expense of $42 million related to two equity method investments in 2019.

(2)	Non-GAAP measure. See reconciliation below for the most directly comparable GAAP measures. Excludes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(3)	Non-GAAP measure. See reconciliation below for the most directly comparable GAAP measures. Includes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(In millions)	2019	2018	2017
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$1,462	$2,006	$836
Provision for income taxes	—	8	1
Amortization of deferred financing costs	42	55	53
Loss on extinguishment of debt	—	46	—
Net interest and other financial costs	873	613	301
Income from operations	2,377	2,728	1,191
Depreciation and amortization	1,254	867	683
Non-cash equity-based compensation	22	23	15
Impairment expense	1,197	—	—
Income from equity method investments(1)	(290)	(247)	(78)
Distributions/adjustments related to equity method investments	562	458	231
Unrealized derivative (gains)/losses(2)	(1)	(5)	6
Acquisition costs	14	4	11
Other	1	—	—
Adjusted EBITDA	5,136	3,828	2,059
Adjusted EBITDA attributable to noncontrolling interests	(32)	(18)	(8)
Adjusted EBITDA attributable to Predecessor(3)	(770)	(335)	(47)
Adjusted EBITDA attributable to MPLX LP	4,334	3,475	2,004
Deferred revenue impacts	94	28	33
Net interest and other financial costs	(873)	(613)	(301)
Maintenance capital expenditures	(262)	(175)	(103)
Maintenance capital expenditures reimbursements	53	8	—
Equity method investment capital expenditures paid out	(28)	(31)	(13)
Other	12	8	6
Portion of DCF adjustments attributable to Predecessor(2)	159	81	2
DCF	3,489	2,781	1,628
Preferred unit distributions(4)	(122)	(85)	(65)
DCF attributable to GP and LP unitholders	3,367	2,696	1,563
Adjusted EBITDA attributable to Predecessor(3)	770	335	47
Portion of DCF adjustments attributable to Predecessor(3)	(159)	(81)	(2)
DCF attributable to GP and LP unitholders (including Predecessor results)	$3,978	$2,950	$1,608

(1)	Includes impairment expense of $42 million related to two equity method investments in 2019.

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

(3)	The Adjusted EBITDA and DCF adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders prior to the acquisition dates.

(4)
Includes MPLX distributions declared on the Series A and Series B preferred units as well as cash distributions earned by the Series B preferred (as the Series B preferred units are declared and payable semi-annually) assuming a distribution is declared by the Board of Directors. Cash distributions declared/to be paid to holders of the Series A and Series B preferred units are not available to common unitholders.

(In millions)	2019	2018	2017
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$4,082	$3,071	$1,907
Changes in working capital items	108	31	(147)
All other, net	(9)	(5)	(28)
Non-cash equity-based compensation	22	23	15
Net gain/(loss) on disposal of assets	6	(3)	—
Net interest and other financial costs	873	613	301
Loss on extinguishment of debt	—	46	—
Current income taxes	2	—	2
Asset retirement expenditures	1	7	2
Unrealized derivative (gains)/losses(1)	(1)	(5)	6
Acquisition costs	14	4	11
Other adjustments to equity method investment distributions	37	46	(10)
Other	1	—	—
Adjusted EBITDA	5,136	3,828	2,059
Adjusted EBITDA attributable to noncontrolling interests	(32)	(18)	(8)
Adjusted EBITDA attributable to Predecessor(2)	(770)	(335)	(47)
Adjusted EBITDA attributable to MPLX LP	4,334	3,475	2,004
Deferred revenue impacts	94	28	33
Net interest and other financial costs	(873)	(613)	(301)
Maintenance capital expenditures	(262)	(175)	(103)
Maintenance capital expenditures reimbursements	53	8	—
Equity method investment capital expenditures paid out	(28)	(31)	(13)
Other	12	8	6
Portion of DCF adjustments attributable to Predecessor(2)	159	81	2
DCF	3,489	2,781	1,628
Preferred unit distributions(3)	(122)	(85)	(65)
DCF attributable to GP and LP unitholders	3,367	2,696	1,563
Adjusted EBITDA attributable to Predecessor(2)	770	335	47
Portion of DCF adjustments attributable to Predecessor(2)	(159)	(81)	(2)
DCF attributable to GP and LP unitholders (including Predecessor results)	$3,978	$2,950	$1,608

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

(2)	The Adjusted EBITDA and DCF adjustments related to Predecessor are excluded from Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders prior to the acquisition dates.

(3)
Includes MPLX distributions declared on the Series A and Series B preferred units as well as cash distributions earned by the Series B preferred (as the Series B preferred units are declared and payable semi-annually) assuming a distribution is declared by the Board of Directors. Cash distributions declared/to be paid to holders of the Series A and Series B preferred units are not available to common unitholders.

2019 Compared to 2018

Service revenue increased $642 million in 2019 compared to 2018, of which $490 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. Additionally, higher fees from higher volumes in the Marcellus, Southwest and Bakken regions, partially offset by lower cost reimbursement revenue in the Marcellus region resulted in a net increase of $130 million. The remainder of the variance is related to a slight increase in volume and transportation rates of crude and refined products shipped.

Service revenue-related parties increased $1,051 million in 2019 compared to 2018, of which $731 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to an additional $74 million of revenue from the acquisition of MPLX Refining Logistics LLC (“Refining Logistics”) and MPLX Fuels Distribution LLC (“Fuels Distribution”) on February 1, 2018, as well as from annual fee escalations; $98 million from increased volume and transportation rates of crude and refined product shipped; a $24 million increase from additional marine vessels; $8 million from storage services revenue due to increased capacity; $16 million from increased terminal throughput; and $2 million from the recognition of revenue related to volume deficiencies. The remaining variance is due to reclassifications of certain lease revenue between rental income and service revenue as well as to other miscellaneous items.

Rental income increased $36 million in 2019 compared to 2018, of which $13 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to an increase from the acquisition of the Mt. Airy Terminal as well as increased volumes in the Marcellus region.

Rental income-related parties increased $350 million in 2019 compared to 2018, of which $389 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. Also contributing to the variance was an additional $46 million of revenue from the acquisition of Refining Logistics; an additional $6 million from the completion of a new butane cavern; a $3 million increase in terminal throughput; and an additional $5 million from the acquisition of the Mt. Airy Terminal. These increases were offset by a $96 million decrease due to reclassification of certain lease revenue between rental income and service revenue.

Service revenue-product related, product sales and product sales-related parties decreased $106 million in 2019 compared to 2018, primarily due to lower prices in the Southwest, Southern Appalachia and Marcellus region of $422 million offset by volume increases in the Southwest of $162 million. A portion of the volume increase in the Southwest was offset by a volume decrease due to downtime at the Javelina facility. The overall decrease was also offset by an increase of $137 million due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018 and by an increase of $22 million due to stronger margins in the wholesale fuels business. The remainder of the variance is due to a decrease from commodity contracts in 2018.

Income (loss) from equity method investments increased $43 million in 2019 compared to 2018, of which $30 million was due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to increases in our MarEn Bakken Company, LLC, Sherwood Midstream, MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), Lincoln Pipeline LLC, and Utica EMG joint ventures, partially offset by decreases in our Explorer Pipeline Co., Three Rivers Gathering LLC, Ohio Condensate Company, LLC, and LOCAP L.L.C. joint ventures. This includes impairment charges recognized related to our Ohio Condensate Company, L.L.C. and Three Rivers Gathering LLC joint ventures of $42 million.

Other income and Other income-related parties increased $20 million in 2019 compared to 2018. This variance was primarily due to an increase in management fees from our joint ventures and net gains on sales of assets during the year.

Cost of revenues increased $393 million in 2019 compared to 2018. This variance was primarily due to an increase of $400 million due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern. There was also increased spend on projects, as well as other miscellaneous items. These increases were partially offset by decreases in reimbursable costs as well as certain employee-related costs.

Purchased product costs decreased $138 million in 2019 compared to 2018. This was primarily due to lower prices of $280 million in the Southwest and Southern Appalachia as well as a decrease in unrealized derivative gains from prior year. These decreases were partially offset by higher volumes of $119 million in the Southwest and Southern Appalachia and an increase of $20 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018.

Rental cost of sales increased $6 million in 2019 compared to 2018 primarily due to the acquisition of the Mt. Airy Terminal.

Rental cost of sales-related parties increased $134 million in 2019 compared to 2018, of which $116 million was due to the Merger. The remainder of the variance relates to the acquisition of the Mt. Airy Terminal and other miscellaneous items.

Purchases-related parties increased $306 million in 2019 compared to 2018, of which $204 million was due to the Merger. The remaining variance was primarily due the acquisition of Refining Logistics and Fuels Distribution as well as to increases in certain employee-related costs.

Depreciation and amortization expense increased $387 million in 2019 compared to 2018, of which $277 million was due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The acquisitions of Refining Logistics and the Mt. Airy Terminal resulted in an increase of approximately $25 million with the remainder of the variance being related to additions to in-service property, plant and equipment throughout the year.

Impairment expense increased $1,197 million in 2019 compared to 2018. This variance is due to the fourth quarter of 2019 goodwill impairment.

General and administrative expenses increased $72 million in 2019 compared to 2018. This variance was primarily due to an increase of $65 million due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018; this includes $14 million of acquisition costs related to the Merger. The remaining variance is due to the acquisition of Refining Logistics and Fuels Distribution and other employee-related costs.

Other taxes increased $30 million in 2019 compared to 2018. This variance was primarily due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018.

Interest expense and other financial costs (including related parties) increased $201 million in 2019 compared to 2018. The increase is primarily due to increased interest and financing costs related to the senior notes issued in the fourth quarter of 2018, interest on the new variable rate notes and term loan issued in the third quarter of 2019 and inclusion of the ANDX senior notes during the full year 2019 but only for the last three months of 2018.
2018 Compared to 2017

Service revenue increased $700 million in 2018 compared to 2017, of which $152 million was attributable to the Merger. The remaining variance was primarily due to a $167 million increase in fees from volume growth in the Marcellus and the Southwest regions; a $13 million increase related to increases in volume and transportation rates of crude oil and refined products shipped, partially attributable to the Ozark pipeline acquisition and expansion; and an increase of $369 million due to ASC 606 gross ups. The remainder of the change can be attributable to impacts related to ASC 606 classification changes and other miscellaneous items.

Service revenue-related parties increased $1,322 million in 2018 compared to 2017, of which $245 million was attributable to the Merger. The remaining variance was primarily due to a $947 million increase from the acquisition of Refining Logistics and Fuels Distribution; a $100 million increase related to higher volumes and transportation rates of related-party crude oil and refined products shipped, partially attributable to the Ozark pipeline acquisition and expansion; a $15 million increase from additional boats and barges; a $10 million increase from higher terminal throughputs; and a $12 million increase in the recognition of revenue related to volume deficiencies. These increases were partially offset by ASC 606 classification changes of $7 million.

Service revenue-product related increased $220 million in 2018 compared to 2017, of which $22 million was attributable to the Merger. The remaining variance was primarily due to ASC 606 classification and non-cash changes.

Rental income increased $75 million in 2018 compared to 2017, of which $3 million was attributable to the Merger. The remaining variance was primarily due to a $6 million increase from the acquisition of the Mt. Airy Terminal as well as $65 million related to higher ASC 606 cost reimbursements.

Rental income-related parties increased $567 million in 2018 compared to 2017, of which $128 million was attributable to the Merger. The remaining variance was primarily due to a $411 million increase from the acquisition of Refining Logistics with the remainder of the variance being primarily related to the acquisition of additional marine vessels and the completion of the Robinson Butane Cavern.

Product sales and product sales-related parties increased $77 million in 2018 compared to 2017, of which $23 million was attributable to the Merger. The remaining variance was primarily due to higher prices in the Southwest, Northeast and Marcellus regions of $113 million, volume impacts of $9 million as well as a change in unrealized gains associated with derivatives of $10 million, driven by favorable product hedges in 2018 compared to unfavorable product hedges in 2017. These increases were partially offset by ASC 606 classification and non-cash changes of $78 million.

Income (loss) from equity method investments increased $169 million in 2018 compared to 2017, of which $7 million was attributable to the Merger. The remaining variance was primarily due to the MarEn Bakken acquisition, the Joint-Interest Acquisition, growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes, as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of an equity method investment partner.

Other income and Other income-related parties increased $8 million in 2018 compared to 2017. This variance was primarily due to an increase in management fees from our joint ventures.

Cost of revenues increased $568 million in 2018 compared to 2017, of which $148 million was attributable to the Merger. The remaining variance was primarily due to ASC 606 gross-ups of $369 million, higher repairs and maintenance and operating costs in the Marcellus and Southwest regions of $32 million as well as from the acquisition of Refining Logistics and the acquisition and expansion of the Ozark pipeline.

Purchased product costs increased $173 million in 2018 compared to 2017, of which a $21 million decrease was attributable to the Merger. The remaining variance was primarily due to higher NGL and gas prices and volumes of approximately $68 million and $36 million, respectively, primarily in the Southwest and Northeast areas; and an increase due to ASC 606 imbalances and non-cash consideration of approximately $105 million with the remaining variance being related to derivative activity.

Rental cost of sales and rental cost of sales-related parties increased $102 million in 2018 compared to 2017, of which $26 million was attributable to the Merger. The remaining variance was primarily due to ASC 606 gross ups of $65 million in addition to the acquisition of Mt. Airy Terminal and increased maintenance, repairs, and operating costs.

Purchases-related parties increased $470 million in 2018 compared to 2017, of which $65 million was attributable to the Merger. The remaining variance was primarily due to $372 million from the acquisition of Refining Logistics and Fuels Distribution with the remainder of the variance primarily being related to increases in employee-related costs.

Depreciation and amortization expense increased $184 million in 2018 compared to 2017, of which $101 million was attributable to the Merger. The remaining variance was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal for approximately $76 million, as well as additions to in-service property, plant and equipment, slightly offset by accelerated depreciation expense incurred in 2017 related to decommissioned assets.

General and administrative expenses increased $75 million in 2018 compared to 2017, of which $25 million was attributable to the Merger. The remaining variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as increased labor and benefits costs.

Other taxes increased $29 million in 2018 compared to 2017, of which $11 million was attributable to the Merger. The remaining variance was primarily due to the acquisition of Refining Logistics as well as the Ozark pipeline acquisition and expansion.

Interest expense and other financial costs increased $360 million in 2018 compared to 2017, of which $53 million was attributable to the Merger. The remaining variance was primarily due to increased interest expense due to the new senior notes issued in February 2018 and November 2018 and the loss on debt extinguishment associated with the redemption of all of the outstanding 5.5 percent senior notes due February 2023.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the years ended December 31, 2019, 2018 and 2017.

L&S Segment

L&S Segment Financial Highlights (in millions)

(1)	Includes results of Predecessor.

(In millions)	2019	2018	$ Change	2017	$ Change
Service revenue	$3,765	$2,575	$1,190	$1,200	$1,375
Rental income	1,235	856	379	279	577
Product related revenue	91	23	68	—	23
Income from equity method investments	200	171	29	36	135
Other income	61	47	14	47	—
Total segment revenues and other income	5,352	3,672	1,680	1,562	2,110
Cost of revenues	966	536	430	370	166
Purchases - related parties	872	698	174	299	399
Depreciation and amortization	503	308	195	163	145
General and administrative expenses	198	161	37	106	55
Other taxes	61	45	16	22	23
Segment income from operations	2,752	1,924	828	602	1,322
Depreciation and amortization	503	308	195	163	145
Income from equity method investments	(200)	(171)	(29)	(36)	(135)
Distributions/adjustments related to equity method investments	267	242	25	76	166
Acquisition costs	14	4	10	11	(7)
Non-cash equity-based compensation	14	12	2	6	6
Other	1	—	1	—	—
Adjusted EBITDA attributable to Predecessor	(603)	(262)	(341)	(47)	(215)
Segment Adjusted EBITDA(1)	$2,748	$2,057	$691	$775	$1,282

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

2019 Compared to 2018

Service revenue increased $1,190 million in 2019 compared to 2018, of which $848 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. Other impacts include an additional $74 million of revenue from the acquisition of Refining Logistics and Fuels Distribution on February 1, 2018, as well as from annual fee escalations; $122 million from increased volume and transportation rates of crude and refined product shipped; $24 million from additional marine vessels; $8 million from storage services revenue due to increased capacity; $16 million from increased terminal throughput; and $2 million from the recognition of revenue related to volume deficiencies. The remaining variance is due to a $89 million increase due to reclassification of certain lease revenue between rental income and service revenue as well as to other miscellaneous items.

Rental income increased $379 million in 2019 compared to 2018, of which $402 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to an additional $46 million of revenue from the acquisition of Refining Logistics on February 1, 2018; an additional $6 million from the completion of a new butane cavern; a $3 million increase in terminal throughput; and an additional $21 million from the acquisition of the Mt. Airy Terminal. These increases were offset by a $96 million decrease due to reclassification of certain lease revenue between rental income and service revenue and other miscellaneous items.

Product related revenue increased $68 million in 2019 compared to 2018, of which $46 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance is primarily due to stronger margins in the wholesale fuels business.

Income from equity method investments increased $29 million in 2019 compared to 2018, of which $19 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was due to increases in our MarEn Bakken Company, LLC and Lincoln Pipeline LLC joint ventures due to increased throughput volumes partially offset by decreases in our Explorer Pipeline Co. joint venture due to an upward adjustment to income in 2018 for a change in the corporate tax rate and our LOCAP LLC joint venture due to lower throughput volumes.

Other Income increased $14 million in 2019 compared to 2018, primarily related to a gain recognized on the sale of assets and other miscellaneous items.

Cost of revenues increased $430 million in 2019 compared to 2018, of which $396 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to increased costs to operate new and expanded assets such as the Mt. Airy Terminal, the expanded Ozark pipeline, additional marine vessels, and the completed Robinson Butane cavern. There was also increased spend on projects, as well as other miscellaneous items. These increases were partially offset by a decrease due to certain employee-related costs.

Purchases - related parties increased $174 million in 2019 compared to 2018, of which $83 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution and increased employee-related costs.

Depreciation and amortization increased $195 million in 2019 compared to 2018, of which $162 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance was primarily due to the acquisitions of Refining Logistics and the Mt. Airy Terminal as well as additions to in-service property, plant and equipment throughout the year.

General and administrative expenses increased $37 million in 2019 compared to 2018, of which $34 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. There was also an increase due to acquisition costs incurred during 2019, which were offset by lower employee related costs in the fourth quarter of 2019 when compared to the fourth quarter of 2018 as it relates to ANDX.

Other taxes increased $16 million in 2019 compared to 2018 due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018.

2018 Compared to 2017

Service revenue increased $1,375 million in 2018 compared to 2017, of which $286 million was attributable to the Merger. The remaining variance was primarily due to an additional $947 million of revenue from the acquisition of Refining Logistics and Fuels Distribution; a $113 million increase in volume and transportation rates of crude and refined product shipped, partially attributable to the Ozark pipeline acquisition and expansion; a $15 million increase from additional marine vessels; an additional $10 million from increased terminal throughput; and a $12 million increase in the recognition of revenue related to volume deficiencies. These increases were partially offset by ASC 606 classification changes and other miscellaneous items.

Rental income increased $577 million in 2018 compared to 2017, of which $131 million was attributable to the Merger. The remaining variance was primarily due to an additional $411 million of revenue from the acquisition of Refining Logistics and Fuels Distribution, an additional $16 million from the completion of a new butane cavern, a $14 million increase from additional marine vessels, and an additional $6 million from the acquisition of the Mt. Airy Terminal.

Product related revenue increased $23 million in 2018 compared to 2017, of which $9 million was attributable to the Merger. The remaining variance was primarily due to ASC 606 classification changes.

Income from equity method investments increased $135 million in 2018 compared to 2017, of which $5 million was attributable to the Merger. The remaining variance was primarily due to the Joint-Interest Acquisition and the acquisition of MarEn Bakken.

Cost of revenues increased $166 million in 2018 compared to 2017, of which $135 million was attributable to the Merger. The remaining variance was primarily due to an additional $13 million from the acquisition of Refining Logistics and Fuels Distribution, $7 million from the acquisition of Ozark pipeline and related expansion, $4 million from the acquisition of the Mt. Airy Terminal and $7 million for other miscellaneous items.

Purchases - related parties increased $399 million in 2018 compared to 2017, of which $13 million was attributable to the Merger. The remaining variance was primarily due to a $372 million increase from the acquisition of Refining Logistics and Fuels Distribution as well as an increase in employee-related costs.

Depreciation and amortization increased $145 million in 2018 compared to 2017, of which $68 million was attributable to the Merger. The remaining variance was primarily due to the acquisitions of Refining Logistics, Fuels Distribution and the Mt. Airy Terminal.

General and administrative expenses increased $55 million in 2018 compared to 2017, of which $19 million was attributable to the Merger. The remaining variance was primarily due to an additional $22 million from the acquisition of Refining Logistics and Fuels Distribution as well as increased other miscellaneous expenses.

Other taxes increased $23 million in 2018 compared to 2017, of which $9 million was attributable to the Merger. The remaining variance was primarily due to the acquisition of Refining Logistics and Fuels Distribution as well as the Ozark pipeline acquisition and expansion.

G&P Segment

G&P Segment Financial Highlights (in millions)

(1)	Includes results of Predecessor.

(In millions)	2019	2018	$ Change	2017	$ Change
Service revenue	$2,188	$1,685	$503	$1,038	$647
Rental income	349	342	7	277	65
Product related revenue	997	1,171	(174)	897	274
Income from equity method investments	90	76	14	42	34
Other income	65	59	6	51	8
Total segment revenues and other income	3,689	3,333	356	2,305	1,028
Cost of revenues	829	726	103	222	504
Purchased product costs	686	824	(138)	651	173
Purchases - related parties	359	227	132	156	71
Depreciation and amortization	751	559	192	520	39
Impairment expense	1,197	—	1,197	—	—
General and administrative expenses	190	155	35	135	20
Other taxes	52	38	14	32	6
Income/(loss) from operations	(375)	804	(1,179)	589	215
Depreciation and amortization	751	559	192	520	39
Impairment expense	1,197	—	1,197	—	—
Income from equity method investments	(90)	(76)	(14)	(42)	(34)
Distributions/adjustments related to equity method investments	295	216	79	155	61
Unrealized derivative (gains)/losses(1)	(1)	(5)	4	6	(11)
Non-cash equity-based compensation	8	12	(4)	9	3
Adjusted EBITDA attributable to noncontrolling interests	(32)	(19)	(13)	(8)	(11)
Adjusted EBITDA attributable to Predecessor	(167)	(73)	(94)	—	(73)
Segment Adjusted EBITDA(2)	$1,586	$1,418	$168	$1,229	$189

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

2019 Compared to 2018

Service revenue increased $503 million in 2019 compared to 2018, of which $375 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance is a result of higher fees from higher volumes of $189 million in the Marcellus, Southwest and Bakken regions partially offset by lower cost reimbursement revenue in the Marcellus region of $59 million and other miscellaneous decreases.

Rental income increased $7 million in 2019 compared to 2018. This variance was primarily due to increased volumes in the Marcellus region.

Product related revenue decreased $174 million in 2019 compared to 2018 due to lower prices in the Southwest, Southern Appalachia, Marcellus, Bakken and Rockies regions of $422 million offset by volume increases in the Southwest, Bakken and Rockies of $162 million. A portion of the volume increase in the Southwest was offset by a volume decrease due to downtime at the Javelina facility. The overall decrease was also offset by an increase of $91 million due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remainder of the variance is due to a decrease from commodity contracts in 2018.

Income from equity method investments increased $14 million in 2019 compared to 2018, of which $11 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. There was also an increase of $49 million related to three of our joint ventures. The Sherwood Midstream joint venture increased due to additional plants coming online at the end of 2018 while the Jefferson Dry Gas joint venture increased as a result of higher dry gas gathering volumes and assets placed in service and the Utica EMG joint venture increased as a result of assets written off in the prior period. These increases were partially offset by a decrease in our Ohio Condensate Company, LLC and Three Rivers Gathering LLC joint ventures, which had impairments of approximately $42 million in 2019. Additionally, Delaware Basin Residue, LLC joint venture decreased due to unrealized derivative losses.

Other income increased $6 million in 2019 compared to 2018. This variance was primarily due to an increase in management fees from our joint ventures and net gains on sales of assets during the year.

Cost of revenues increased $103 million in 2019 compared to 2018, of which $122 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. Additionally, we experienced higher repairs and maintenance costs in the Southwest and Marcellus regions of $37 million which were offset by lower reimbursable costs of $59 million in the same regions.

Purchased product costs decreased $138 million in 2019 compared to 2018. This was primarily due to lower prices of $280 million in the Southwest and Southern Appalachia. These decreases were partially offset by higher volumes of $119 million in the Southwest and Southern Appalachia and an increase of $20 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018, as well as a decrease in unrealized derivative gains from prior year.

Purchases - related parties increased $132 million in 2019 compared to 2018, of which $121 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance is attributable to an increases in employee-related costs.

Depreciation and amortization increased $192 million in 2019 compared to 2018, of which $115 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance is attributable to additions to in-service property, plant and equipment throughout 2018 and 2019 and accelerated depreciation recorded in 2019, which was slightly offset by write-downs of equipment no longer in use in the prior year.

Impairment expense increased $1,197 million as a result of our 2019 annual impairment test over goodwill. The impairment was primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

General and administrative expenses increased $35 million in 2019 compared to 2018, of which $20 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remainder of the variance is attributable to higher employee related costs.

Other taxes increased $14 million in 2019 compared to 2018, of which $9 million is due to ANDX being included in 2019 results for the full year, but only for the last three months of 2018. The remaining variance is attributable to higher property taxes.

2018 Compared to 2017

Service revenue increased $647 million in 2018 compared to 2017, of which $111 million was attributable to the Merger. The remaining variance was primarily due to ASC 606 cost reimbursements of $369 million and higher fees from higher volumes in the Marcellus and Southwest regions of $167 million.

Rental income increased $65 million in 2018 compared to 2017. This variance was primarily due to higher ASC 606 cost reimbursements of $65 million.

Product related revenue increased $274 million in 2018 compared to 2017, of which $36 million was attributable to the Merger. The remaining variance was primarily due to higher prices in the Southwest, Northeast and Marcellus regions of $113 million, volume impacts of $9 million as well as ASC 606 classification and non-cash changes of $106 million. In addition, there was a change in unrealized gains associated with derivatives of $10 million, driven by favorable product hedges in 2018 compared to unfavorable product hedges in 2017.

Income from equity method investments increased $34 million in 2018 compared to 2017, of which $2 million was attributable to the Merger. The remaining variance was primarily due to growth in the Jefferson Dry Gas joint venture as a result of an increase in dry gas gathering volumes as well as growth in the Sherwood Midstream joint venture due to additional plants coming online. This was partially offset by a decrease in our Utica EMG joint venture as a result of decreased volumes and the buy-out of an equity method investment partner.

Other income increased $8 million in 2018 compared to 2017. This variance was primarily due to an increase in management fees from our joint ventures.

Cost of revenues increased $504 million in 2018 compared to 2017, of which $39 million was attributable to the Merger. The remaining variance was primarily due to ASC 606 gross ups of $433 million as well as higher repairs and maintenance and operating costs in the Marcellus and Southwest regions of $32 million.

Purchased product costs increased $173 million in 2018 compared to 2017. This variance was primarily due to higher prices of $68 million and volumes of $36 million in the Southwest and Northeast as well as ASC 606 imbalances and non-cash consideration of $105 million. These increases were partially offset by a $21 million decrease due to the Merger and unrealized gains and losses associated with derivatives of $15 million, which was driven by NGL prices creating a smaller fractionation spread.

Purchases - related parties increased $71 million in 2018 compared to 2017, of which $52 million was attributable to the Merger. The remaining variance was primarily due to employee-related costs.

Depreciation and amortization increased $39 million in 2018 compared to 2017, of which $33 million was attributable to the Merger. The remaining variance primarily relates to accelerated depreciation taken in 2017 of approximately $33 million offset by additions to in-service property, plant and equipment throughout 2017 and 2018 as well as a write-down of construction in progress projects of approximately $10 million, which are no longer expected to be completed.

General and administrative expenses increased $20 million in 2018 compared to 2017, of which $6 million was attributable to the Merger. The remaining variance was primarily due to increases in labor and benefits costs and general increases in office expense.

Other taxes increased $6 million in 2018 compared to 2017, of which $2 million was attributable to the Merger. The remaining variance was primarily due to an increase in property taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash balance was $15 million at December 31, 2019, compared to $85 million at December 31, 2018. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2019	2018	2017
Net cash provided by/(used in):
Operating activities	$4,082	$3,071	$1,907
Investing activities	(3,063)	(2,878)	(2,308)
Financing activities	(1,089)	(117)	171
Total	$(70)	$76	$(230)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities increased $1,011 million in 2019 compared to 2018. This change is a result of a decrease in net income of $544 million offset by a goodwill impairment recognized in the amount of approximately $1.2 billion. Changes related to depreciation and amortization, equity method investments and working capital items also had an impact on the overall change from prior year, most of which were directly impacted by the Merger.

Net cash provided by operating activities increased $1,164 million in 2018 compared to 2017, of which $245 million is due to the Merger. The majority of the remaining $919 million increase is related to the increase in net income net of non-cash adjustments of approximately $931 million period over period. 2018 includes Refining Logistics and Fuels Distribution as of February 1, 2018 as well as Joint-Interest Acquisition assets as of September 1, 2017.

Cash Flows Used in Investing Activities. Net cash used in investing activities increased $185 million in 2019 compared to 2018 primarily due to spending related to the capital budget as well as increased investments in equity method investments, offset by a decrease in cash used for acquisitions due to the Mt. Airy Terminal acquisition in 2018.

Net cash used in investing activities increased $570 million in 2018 compared to 2017, of which $192 million is due to the Merger. The majority of the remaining $378 million increase was primarily due to the Mt. Airy Terminal acquisition as well as various capital projects that have taken place throughout 2018 in-line with MPLX’s capital growth plan. The impact of this activity in 2018 was partially offset by the Ozark pipeline acquisition and higher investments in unconsolidated affiliates which occurred in 2017.

Cash Flows Used in and Provided by Financing Activities. The change in financing activities was a $1,089 million use of cash in 2019 compared to a $117 million use of cash in 2018. The uses of cash in 2019 primarily consisted of $8,719 million of repayments of borrowings under loan agreements with MPC, the $500 million redemption of the 5.5 percent senior notes due October 2019, $7,424 million of repayments under the MPLX and ANDX Credit Agreements and including payments on financing leases, debt issuance costs of $20 million, distributions of $102 million and $30 million to preferred unitholders and noncontrolling interests respectively, distributions of $2,435 million to unitholders related to the increase in units outstanding as well as an increase in the distribution per limited partner unit, and distributions of $502 million to common and preferred unitholders of the Predecessor. This was partially offset by sources of cash primarily related to $6,174 million of proceeds from the MPLX and ANDX Credit Agreements, $2.0 billion of net proceeds from the floating rate senior notes issued on September 9, 2019, $1.0 billion of net proceeds from the term loan, $9,313 million of net proceeds from draws on loan agreements with MPC, and $169 million from contributions from MPC and noncontrolling interests.

The change in financing activities was a $117 million use of cash in 2018 compared to a $171 million source of cash in 2017. For 2018, $44 million of the $117 million use of cash was due to the Merger. The remaining $73 million use of cash in 2018 primarily consisted of distributions to MPC of $4.1 billion for the acquisition of Refining Logistics and Fuels Distribution, the $4.1 billion repayment of the 364-day term loan facility, the $4,347 million repayment of borrowings under the MPC Loan Agreement, the $750 million redemption of the 5.5 percent senior notes due February 2023 and $14 million of related debt extinguishment charges, the $1,915 million repayment of the MPLX Credit Agreement, debt issuance costs and discounts of $76 million and $74 million respectively, distributions of $71 million and $17 million to preferred unitholders and noncontrolling interests respectively, and distributions of $1,819 million to unitholders and our general partner due mainly to the increase in units outstanding as well as an increase in the distribution per limited partner unit. This was partially offset by sources of cash primarily related to $1,410 million of proceeds from the MPLX Credit Agreement, $5.5 billion of net proceeds from the senior notes issued on February 8, 2018, $2.25 billion of net proceeds from the senior notes issued on November 15, 2018, $4.1 billion of net proceeds under the 364-day term loan facility that was drawn on February 1, 2018, and $3,962 million of net proceeds from draws on the MPC Loan Agreement.

The sources of cash in 2017 primarily consisted of $2.2 billion of net proceeds from the senior notes issued in February 2017, $670 million of proceeds under the bank revolving credit facility, $129 million in contributions from noncontrolling interests, and $483 million of net proceeds from sales of common units under the ATM Program. These items were partially offset by distributions to MPC of $1.9 billion for the acquisition of HST, WHC and MPLXT and the Joint-Interest Acquisition, $250 million repayment of the term loan facility, $165 million repayment of the bank revolving credit facility, distributions of $65 million to preferred unitholders, and distributions of $1.1 billion to unitholders and our general partner.

Long-term debt borrowings and repayments were a net $1.2 billion source of cash in 2019 compared to a $6.5 billion source of cash in 2018 and a $2.5 billion source of cash in 2017. During 2019, we used proceeds from the term loan and floating rate senior notes issued during the year to pay off ANDX’s credit facilities, repay ANDX’s senior notes maturing in 2019 and for general business purposes. During 2018, we used proceeds from senior notes issued during the year to redeem $750 million of 5.5 percent senior notes due February 2023, for the acquisition of Refining Logistics and Fuels Distribution and to repay amounts outstanding under the MPLX Credit Agreement and MPC Loan Agreement, as well as for general business purposes. During 2017, we used proceeds from the issuance of the February 2017 senior notes and MPLX Credit Agreement for general business purposes, including the acquisitions of HST, WHC, MPLXT and the Joint-Interest Acquisition from MPC, the acquisition of our equity interest in MarEn Bakken, the acquisition of the Ozark pipeline and capital expenditures.

Debt and Liquidity Overview

Credit Agreements

On July 30, 2019, in connection with the closing of the Merger, we amended our previously existing revolving credit facility (the “MPLX Credit Agreement”) to, among other things, increase the borrowing capacity from $2.25 billion to $3.5 billion and extend its maturity from July 2022 to July 2024. Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. We are charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain fees fluctuate based on the credit ratings in effect from time to time on MPLX’s long-term debt.

The MPLX Credit Agreement includes letter of credit issuing capacity of up to $300 million and swingline capacity of up to $150 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $1.0 billion, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended for up to two additional one-year periods subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. During 2019, we borrowed $5,310 million under the MPLX Credit Agreement, at an average interest rate of 3.547 percent, and repaid $5,310 million of borrowings under the MPLX Credit Agreement. At December 31, 2019, we had no outstanding borrowings under this facility and had less than $1.0 million in letters of credit outstanding, resulting in total availability of approximately $3.5 billion, or almost 100 percent of the borrowing capacity.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2019, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.9 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

Prior to the Merger, ANDX had revolving credit facilities (the “ANDX credit facilities”) totaling $2.1 billion in borrowing capacity, which were set to mature January 29, 2021. The ANDX credit facilities were terminated upon closing of the Merger and repaid with borrowings under the MPLX revolving credit facility. During the year ended December 31, 2019, there were borrowings of $864 million under the ANDX credit facilities, at an average interest rate of 4.129 percent, and repayments of $2.1 billion.

For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 17.

Term Loan

On September 26, 2019, MPLX entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1.0 billion. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). Amounts borrowed under the Term Loan Agreement are due and payable on September 26, 2021. As of December 31, 2019, MPLX had drawn the full $1.0 billion available on the term loan at an average interest rate of 2.561 percent. The proceeds from the borrowings were used to repay existing indebtedness and for general business purposes.

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

Senior Notes

As of December 31, 2019, we had $19.1 billion in aggregate principal amount of senior notes outstanding. The increase compared to year-end 2018 resulted primarily from the assumption of ANDX’s senior notes and the issuance of variable rate senior notes as discussed below. As of December 31, 2019, minimum principal payments due during the next five years include $1.0 billion to repay our floating rate notes due September 2021, $1.0 billion to repay our floating rate notes due September 2022, $300 million to repay our 6.250 percent senior notes due October 2022, $500 million to repay our 3.500 percent senior notes due December 2022, $500 million to repay our 3.375 percent senior notes due March 2023, $1.0 billion to repay our 4.500 percent senior notes due July 2023, $450 million to repay our 6.375 percent senior notes due May 2024 and $1.15 billion to repay our 4.875 percent senior notes due December 2024.

On September 9, 2019, MPLX issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1.0 billion aggregate principal amount of notes due September 2021 and $1.0 billion aggregate principal amount of notes due September 2022 (collectively, the “Floating Rate Senior Notes”). The Floating Rate Senior Notes were offered at a price to the public of 100 percent of par. The Floating Rate Senior Notes are callable, in whole or in part, at par plus accrued and unpaid interest at any time on or after September 10, 2020. The proceeds were used to repay MPLX’s existing indebtedness and for general business purposes. Interest on the Floating Rate Senior Notes is payable quarterly in March, June, September and December, commencing on December 9, 2019. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9 percent per annum. The interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1 percent per annum.

In connection with the Merger, MPLX assumed ANDX’s outstanding senior notes, which had an aggregate principal amount of $3.75 billion, interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of approximately $3.06 billion new senior notes (the “Exchange Notes”) issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes issued by ANDX. Of this, $500 million aggregate principal amount was related to 5.5 percent senior notes due 2019. The aggregate principal amount of $500 million and accrued interest of $13.75 million was paid on October 15, 2019 at maturity using net proceeds from the issuance of the Floating Rate Senior Notes and borrowings under the Term Loan Agreement discussed above and includes interest through the payoff date. The Exchange Notes consist of $266 million in aggregate principal amount of 6.25 percent senior notes due October 2022, $486 million in aggregate principal amount of 3.5 percent senior notes due December 2022, $381 million in aggregate principal amount of 6.375 percent senior notes due May 2024, $708 million in aggregate principal amount of 5.25 percent senior notes due January 2025, $732 million in aggregate principal amount of 4.25 percent senior notes due December 2027 and $487 million in aggregate principal amount of 5.2 percent senior notes due December 2047.

For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 17.

Our intention is to maintain an investment grade credit profile. As of February 1, 2020, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (negative outlook)
Fitch	BBB (stable outlook)
Standard & Poor’s	BBB (stable outlook)

The ratings shown above reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings could, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and the Term Loan Agreement, which may limit our flexibility to obtain future financing.

Our liquidity totaled $4.4 billion at December 31, 2019, consisting of:

	December 31, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2024	$3,500	$—	$3,500
Term Loan Agreement	1,000	(1,000)	—
MPC Loan Agreement	1,500	(594)	906
Total	$6,000	$(1,594)	4,406
Cash and cash equivalents			15
Total liquidity			$4,421

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facilities and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short term and long-term funding requirements, including working capital requirements, capital expenditure requirements, acquisitions, contractual obligations, and quarterly cash distributions. We may, from time to time, repurchase notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.

MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

The following table summarizes the changes in the number of units outstanding through December 31, 2019:

(In units)	Common	Class B	General Partner	Total
Balance at December 31, 2016	357,193,288	3,990,878	7,371,105	368,555,271
Unit-based compensation awards	268,167	—	5,472	273,639
Issuance of units under the ATM Program	13,846,998	—	282,591	14,129,589
Contribution of HST/WHC/Terminals	12,960,376	—	264,497	13,224,873
Class B Conversion	4,350,057	(3,990,878)	7,330	366,509
Contribution of the Joint-Interest Acquisition	18,511,134	—	377,778	18,888,912
Balance at December 31, 2017	407,130,020	—	8,308,773	415,438,793
Unit-based compensation awards	348,387	—	140	348,527
Contribution of Refining Logistics and Fuels Distribution	111,611,111	—	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	—	(10,586,691)	264,413,309
Balance at December 31, 2018	794,089,518	—	—	794,089,518
Unit-based compensation awards	288,031	—	—	288,031
Issuance of units in connection with the Merger	262,829,592	—	—	262,829,592
Conversion of Series A preferred units	1,148,330	—	—	1,148,330
Balance at December 31, 2019	1,058,355,471	—	—	1,058,355,471

For more details on equity activity, see Item 8. Financial Statements and Supplementary Data – Notes 8 and 9.

Preferred Units

Series A Preferred Units - On May 13, 2016, MPLX completed the private placement of approximately 30.8 million Series A preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the preferred units were used for capital expenditures, repayment of debt and general business purposes.

The Series A preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to Series A preferred unitholders during the years ended December 31, 2019, 2018 and 2017 were $81 million, $71 million and $65 million, respectively.

On September 20, 2019, certain holders exercised their right to convert a total of 1.2 million Series A preferred units into common units. As a result of the transaction, approximately 29.6 million Series A preferred units remain outstanding as of December 31, 2019.

Series B Preferred Units - Prior to the Merger, ANDX issued 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. Upon completion of the Merger, the ANDX preferred units converted to preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually through February 15, 2023, and quarterly thereafter. Distributions paid to Series B preferred unitholders during the year ended December 31, 2019 were $21 million.

Class B Units

On July 1, 2016, the previously outstanding 3,990,878 Class B units each automatically converted into 1.09 MPLX LP common units and the right to receive $6.20 per unit in cash. MPC funded the $6.20 per unit cash payment, which reduced our liability payable to Class B unitholders by approximately $25 million on July 1, 2016. In connection with the Class B conversion on July 1, 2016, MPLX GP contributed less than $1 million in exchange for 7,330 general partner units to maintain its two percent general partner interest. On July 1, 2017, all of the remaining 3,990,878 Class B units each automatically converted into 1.09 MPLX LP common units and the right to receive $6.20 per unit in cash. MPC funded this cash payment, which reduced our liability payable to Class B unitholders by approximately $25 million on July 1, 2017. In connection with the Class B units conversion on July 1, 2017, MPLX GP contributed less than $1 million in exchange for 7,330 general partner units to maintain its then two percent general partner interest. As common units outstanding as of the August 7, 2017 record date, the converted Class B units participated in the second quarter 2017 distribution.

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

ATM Program

On March 13, 2018, MPLX entered into a Third Amended and Restated Distribution Agreement providing for the at-the-market issuances of common units having an aggregate offering price of up to approximately $1.7 billion, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings. There were no issuances made under the ATM Program during the years ended December 31, 2019 or December 31, 2018. In 2017, the sale of common units under the ATM Program generated net proceeds of approximately $473 million. MPLX used the net proceeds from sales under the ATM Program for general business purposes, including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures.

Distributions

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $278 million per quarter, or $1,111 million per year, based on the number of common units. On January 23, 2020, we announced that the board of directors of our general partner had declared a distribution of $0.6875 per common unit that was paid on February 14, 2020 to common unitholders of record on February 4, 2020. This represents a 6 percent increase over the fourth quarter 2018 distribution. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

In connection with MPLX’s acquisition of ANDX, MPC waived $12.5 million in quarterly distributions. The waiver was instituted in 2017 under the terms of ANDX's historical partnership agreement and was to remain in effect through 2019, the original term of the waiver agreement. This resulted in total waived distributions by MPLX in 2019 of $37.5 million.

MPC also agreed to waive the fourth quarter 2017 distributions on the common units issued in connection with the acquisition of Refining Logistics and Fuels Distribution, which took place on February 1, 2018. MPC also agreed to waive the portion of the fourth quarter 2017 distributions on common units received on February 1, 2018 in the GP/IDR Exchange in excess of what would have been distributable to MPC for its economic general partner interest, including IDRs, absent the exchange. Together, the value of these waived distributions was $135 million.

Additionally, in connection with our acquisition of a partial, indirect equity interest in the Bakken Pipeline system on February 15, 2017, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters beginning with the distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated from the acquisition date. This waiver is no longer applicable as a result of the GP/IDR Exchange on February 1, 2018.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2019, 2018 and 2017. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data - Note 7.

(In millions)	2019	2018	2017
Distribution declared:
Limited partner common units - public	$988	$732	$656
Limited partner common units - MPC	1,647	1,253	338
General partner units - MPC	—	—	18
IDRs - MPC	—	—	211
Total GP & LP distribution declared	2,635	1,985	1,223
Series A preferred units	81	75	65
Series B preferred units	42	—	—
Total distribution declared	$2,758	$2,060	$1,288

Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.6575	$0.6175	$0.5400
Quarter ended June 30,	0.6675	0.6275	0.5625
Quarter ended September 30,	0.6775	0.6375	0.5875
Quarter ended December 31,	0.6875	0.6475	0.6075
Year ended December 31,	$2.6900	$2.5300	$2.2975

The distribution on common units for the year ended December 31, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above include second quarter distributions on MPLX common units issued to former ANDX unitholders in connection with the Merger. Due to the waiver mentioned above, the distributions on common units exclude $12.5 million of waived distributions for the three months ended December 31, 2019 and $37.5 million of waived distributions for the year ended December 31, 2019. Also included in the table above is $21 million of distributions on the Series B preferred units subsequent to the Merger as well as $21 million of distributions on the Series B units prior to the Merger and declared and paid by MPLX during the third quarter.

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

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2019	2018	2017
Capital expenditures(1):
Maintenance	$262	$175	$103
Maintenance Reimbursements	(53)	(8)	—
Growth	2,001	2,078	1,381
Growth Reimbursements	(21)	(16)	—
Total capital expenditures	2,189	2,229	1,484
Less: Increase (decrease) in capital accruals	(146)	135	71
Asset retirement expenditures	1	7	2
Additions to property, plant and equipment, net(2)	2,334	2,087	1,411
Investments in unconsolidated affiliates	713	341	761
Acquisitions	(6)	451	249
Total capital expenditures and acquisitions	3,041	2,879	2,421
Less: Maintenance capital expenditures (including reimbursements)	209	167	103
Acquisitions	(6)	451	249
Total growth capital expenditures(3)	$2,838	$2,261	$2,069

(1)	Includes capital expenditures of the Predecessor for all periods presented.

(2)
This amount is represented in the Consolidated Statements of Cash Flows as Additions to property, plant and equipment after excluding growth and maintenance reimbursements. Reimbursements are shown as Contributions from MPC within the Financing activities section of the Consolidated Statements of Cash Flows.

(3)
Amount excludes contributions from noncontrolling interests of $95 million, $11 million and $129 million for the years ended December 31, 2019, 2018 and 2017, respectively, as reflected in the financing section of our Consolidated Statements of Cash Flows.

Our organic growth capital plan for 2020 is $1.5 billion. The L&S organic growth capital plan includes the continued expansion of the Mt. Airy Terminal in addition to projects which increase our long-haul crude oil, natural gas and NGL pipeline transportation capabilities. Many of our projects also increase our export capabilities, which provides for additional flexibility and competitive advantages in how we operate our assets as these projects further enhance our L&S segment full value chain capture. The G&P segment organic growth capital plan includes the addition of approximately 580 MMcf/d of processing capacity at three gas processing plants, one in the Marcellus region and two in the Southwest region. The G&P segment capital plan also includes the addition of approximately 80 mbpd of fractionation capacity in the Marcellus and Utica regions. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2019:

(In millions)	Total	2020	2021-2022	2023-2024	Later Years
Bank revolving credit facility(1)	$25	$6	$11	$8	$—
Term loan(1)	1,044	25	1,019	—	—
Intercompany loan(1)	675	18	35	622	—
Floating rate senior notes(1)	2,129	59	2,070	—	—
Long-term debt(1)	28,915	804	2,409	4,552	21,150
Finance lease obligations	27	10	4	3	10
Operating leases(2)	1,120	92	164	120	744
Contracts to acquire property, plant & equipment(3)	753	720	33	—	—
Natural gas purchase obligations(4)	15	5	10	—	—
SMR liability(5)	177	17	34	34	92
Transportation and terminalling(6)	10,811	2,246	4,421	3,953	191
Other long-term liabilities reflected on the Consolidated Balance Sheets:
AROs(7)	27	1	—	—	26
Other contracts(8)	3,182	146	234	219	2,583
Total contractual cash obligations	$48,900	$4,149	$10,444	$9,511	$24,796

(1)	Amounts represent outstanding borrowings at December 31, 2019, plus any commitment and administrative fees and interest.

(2)
Amounts relate primarily to facilities and equipment under leases, including ground leases, building space, office and field equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 22 for further discussion about our lease obligations.

(3)	Represents purchase orders and contracts related to the purchase or build out of property, plant and equipment.

(4)
Natural gas purchase obligations consist primarily of a purchase agreement with a producer in our Southern Appalachia Operations. The contract provides for the purchase of keep-whole volumes at a specific price and is a component of a broader regional arrangement. The contract price is designed to share a portion of the frac spread with the producer and as a result, the amounts reflected for the obligation exceed the cost of purchasing the keep-whole volumes at a market price. The contract is considered an embedded derivative (see Item 8. Financial Statements and Supplementary Data – Note 16 for the fair value of the frac spread sharing component). We use the estimated future frac spreads as of December 31, 2019 for calculating this obligation. The counterparty to the contract has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five-year terms after 2022, which is not included in the natural gas purchase obligations line item.

(5)	Represents amounts due under a product supply agreement (see Item 8. Financial Statements and Supplementary Data – Note 23 for further discussion of the product supply agreement).

(6)
Represents transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which will range from four to 20 years. We expect to pass any minimum payment commitments through to producer customers. Minimum fees due under transportation agreements do not include potential fee increases as required by FERC.

(7)	Excludes estimated accretion expense of $24 million. The total amount to be paid is approximately $51 million.

(8)	Other contracts include various service agreements and easements including right of way obligations.

In addition to the obligations included in the table above, we have omnibus agreements and employee services agreements with MPC. The omnibus agreements with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us. The omnibus agreement remains in full force and effect as long as MPC controls our general partner.

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

We incurred $1,787 million of costs under the omnibus and employee services agreements for 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any transactions, agreements or other arrangements that would result in off-balance sheet liabilities.

Effects of Inflation

Inflation did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 or 2017. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire, build or replace property, plant and equipment. It may also increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along all or a portion of increased costs to our customers in the form of higher fees.

TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2019, MPC owned our general partner and an approximate 62.9 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined petroleum products via pipeline, truck or marine as well as terminal services, storage services and fuels distribution and marketing services, among other. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. We believe that transactions with related parties are conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business and Item 8. Financial Statements and Supplementary Data – Note 6.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 54 percent, 48 percent and 36 percent of our total revenues and other income for 2019, 2018 and 2017, respectively. Of our total costs and expenses, MPC accounted for 24 percent, 27 percent and 22 percent for 2019, 2018 and 2017, respectively.

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

Future expenditures may be required to comply with the CAA and other federal, state and local requirements for our various facilities. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. MPC will indemnify us for certain of these costs.

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

(In millions)	2019	2018	2017
Capital	$39	$29	$5
Percent of total capital expenditures	2%	1%	—%
Compliance:
Operating and maintenance	$40	$35	$26
Remediation(1)	10	9	4
Total	$50	$44	$30

(1)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash accruals for environmental remediation.

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

Our environmental capital expenditures are expected to approximate $66 million in 2020. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (i) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.
The policies and estimates discussed below are considered by management to be critical to an understanding of our financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Item 8. Financial Statements and Supplementary Data – Note 2 for additional information on these policies and estimates, as well as a discussion of additional accounting policies and estimates.

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

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data - Note 15 for disclosures regarding our fair value measurements.
Significant uses of fair value measurements include:

•	assessment of impairment of long-lived assets, intangible assets, goodwill and equity method investments;

•	assessment of values for assets in implicit leases;

•	recorded values for assets acquired and liabilities assumed in connection with acquisitions; and

•	recorded values of derivative instruments.

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

•
Future Operating Performance. Our estimates of future operating performance are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions as well as commodity prices. Such estimates are consistent with those used in our planning and capital investment reviews.

•
Future volumes. Our estimates of future throughput of crude oil, natural gas, NGL and refined product volumes are based on internal forecasts and depend, in part, on assumptions about our customers’ drilling activity which is inherently subjective and contingent upon a number of variable factors (including future or expected pricing considerations), many of which are difficult to forecast. Management considers these volume forecasts and other factors when developing our forecasted cash flows.

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
Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, without exceeding the recorded amount of goodwill. As of December 31, 2019, we had a total of $9.5 billion of goodwill recorded on the Consolidated Balance Sheets associated with all but one of our six reporting units.
Prior to performing our annual impairment assessment as of November 30, 2019, MPLX had goodwill totaling approximately $10.7 billion. As part of that assessment, MPLX recorded approximately $1,197 million of impairment expense in the fourth quarter of 2019 related to our Western G&P reporting unit within the G&P operating segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from our producer customers. For the remaining reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The annual impairment assessment resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8 percent to 457 percent. The reporting unit whose fair value exceeded its carrying amount by 8 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at December 31, 2019. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the annual impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. Our Eastern G&P reporting unit had fair value exceeding its carrying value of approximately 18 percent and had goodwill totaling $1.8 billion as of December 31, 2019. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of November 30, 2019. No other reporting units had had fair values exceeding carrying values of less than 20 percent.

Significant assumptions used to estimate the reporting units’ fair value included estimates of future cash flows and market information for comparable assets. If estimates for future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements, were to decline, the overall reporting units’ fair value would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future. See Item 8. Financial Statements and Supplementary Data - Note 14 for additional information relating to our reporting units and goodwill.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the fourth quarter of 2019, two of the joint ventures in which we have an interest recorded impairments, which impacted the amount of income from equity method investments during the period by approximately $28 million. For one of the joint ventures, we also had a basis difference, which was being amortized over the life of the underlying assets. As a result of the impairment recorded by the joint venture, we also assessed this basis difference for impairment and recorded approximately $14 million of impairment during the quarter related to this investment, which was recorded through “Income from equity method investments”. This impairment was largely due to a reduction in forecasted volumes of the joint venture related to the loss of one of its customers. At December 31, 2019, we had $5.3 billion of equity method investments recorded on the Consolidated Balance Sheets.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
See Item 8. Financial Statements and Supplementary Data - Note 5 for additional information on our equity method investments and Note 14 for additional information on our goodwill and intangibles.
Leases

In accounting for leases, MPLX may be required to analyze new or existing leases for lease classification. One of the key inputs into the lease classification analysis is the fair value of the leased assets. Significant assumptions used to estimate the leased assets’ fair value included market information for comparable assets and cost estimates to replace the service capacity of an asset.

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
See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information on our acquisitions, which includes a discussion of common control transactions and the related impact of how such transactions are recorded. See Item 8. Financial Statements and Supplementary Data - Note 15 for additional information on fair value measurements.
Derivatives
We record all derivative instruments at fair value on the Consolidated Balance Sheets. To the extent that we have any, our crude oil and natural gas commodity derivatives are Level 2 financial instruments. Our NGL commodity derivatives and any option contracts are Level 3 financial instruments due to option volatilities and NGL prices that are interpolated and extrapolated due to inactive markets. Substantially all of our commodity derivative instruments are traded in OTC markets and are appropriately adjusted for non-performance risk.
We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreements for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative which is a Level 3 financial instrument and is appropriately adjusted for non-performance risk (the “Natural Gas Embedded Derivative”). The significant unobservable inputs to the valuation of the Natural Gas Embedded Derivative include:

•
Probability of Renewal. As of December 31, 2019, we believe there is a 94 percent and 83 percent probability that the customer will exercise its first and second term extending options, respectively. The customer must exercise the first term extending option in order for the second term extending option to become available.

•	Commodity Prices. Third-party forward price curves are not available after 2023, which requires us to extrapolate NGL and natural gas prices.

A ten percent difference in the estimated fair value of the Natural Gas Embedded Derivative at December 31, 2019 would have affected income before taxes by $6.0 million for the year ended December 31, 2019. If the probabilities of renewal for the Natural Gas Embedded Derivative were changed to 84 percent and 73 percent, the liability would have been reduced by $5.0 million as of December 31, 2019. If the probabilities of renewal for the Natural Gas Embedded Derivative were changed to 99 percent and 87 percent, the liability would have been increased by $2.3 million as of December 31, 2019. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data - Note 15 and Note 16. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
For additional information on contingent liabilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters and Compliance Costs and Item 8. Financial Statements and Supplementary Data - Note 23.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2019, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

We may at times use a variety of commodity derivative instruments, including futures and options, as part of an overall program to economically hedge commodity price risk. A portion of our profitability is directly affected by prevailing commodity prices primarily as a result of purchasing and selling NGLs and natural gas at index-related prices. To the extent that commodity prices influence the level of drilling by our producer customers, such prices also indirectly affect profitability. We may enter into derivative contracts, which are primarily swaps traded on the OTC market as well as fixed price forward contracts. Our risk management policy does not allow us to enter into speculative positions with our derivative contracts.

Execution of our hedge strategy and the continuous monitoring of commodity markets and our open derivative positions are carried out by our hedge committee, comprised of members of senior management.

To mitigate our cash flow exposure to fluctuations in the price of NGLs, we may use NGL derivative swap contracts. A small portion of our NGL price exposure may be managed by using crude oil contracts. To mitigate our cash flow exposure to fluctuations in the price of natural gas, we may use natural gas derivative swap contracts, taking into account the partial offset of our long and short natural gas positions resulting from normal operating activities.

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

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of December 31, 2019 and 2018, the estimated fair value of this contract was a liability of $60 million and $61 million, respectively.

Open Derivative Positions and Sensitivity Analysis

The estimated fair value of our Level 2 and 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a ten percent difference in our estimated fair value of Level 2 and 3 commodity derivatives (excluding embedded derivatives) as of December 31, 2019 would not have affected income before income taxes for the year ended December 31, 2019, given we had no open commodity derivative contracts during the year. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2019(1)	Change in Fair Value (2)	Change in Income before income taxes for the Year Ended December 31, 2019 (3)
Long-term debt
Fixed-rate	$18,045	$1,749	N/A
Variable-rate	$3,009	$43	$20

(1)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(2)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2019.

(3)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2019.

At December 31, 2019, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including our term loan, floating rate senior notes and our revolving credit facility. We had no outstanding balance under the revolving credit facility at December 31, 2019. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of December 31, 2019, we did not have any commodity or financial derivative instruments to hedge the risks related to commodity price or interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Credit Risk

We are subject to risk of loss resulting from non-payment by our customers to whom we provide services, lease assets, or sell natural gas or NGLs. We believe that certain contracts would allow us to pass those losses through to our customers, thus reducing our risk, when we are selling NGLs and acting as our producer customers’ agent. Our credit exposure related to these customers is represented by the value of our trade receivables or lease receivables. Where exposed to credit risk, we analyze the customer’s financial condition prior to entering into a transaction or agreement, establish credit terms and monitor the appropriateness of these terms on an ongoing basis. In the event of a customer default, we may sustain a loss and our cash receipts could be negatively impacted.

We would also be subject to risk of loss resulting from non-payment or non-performance by the counterparties to our derivative contracts. Our credit exposure related to commodity derivative instruments is represented by the fair value of contracts with a net positive fair value at the reporting date. Outstanding instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements. Should the creditworthiness of one or more of our counterparties decline, our ability to mitigate non-performance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted.

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

/s/ Michael J. Hennigan	/s/ Pamela K.M. Beall	/s/ C. Kristopher Hagedorn
Michael J. Hennigan Director, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Pamela K.M. Beall Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Michael J. Hennigan	/s/ Pamela K.M. Beall
Michael J. Hennigan Director, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Pamela K.M. Beall Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Tests - Eastern and Western Gathering and Processing and Crude Gathering Reporting Units
As described in Notes 2 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $9.5 billion as of December 31, 2019. As disclosed by management, of that amount, the goodwill associated with the Eastern Gathering and Processing reporting unit amounted to $1.8 billion and goodwill associated with the Crude Gathering reporting unit amounted to $1.1 billion. In addition, an impairment charge of $1.2 billion was recorded in 2019 related to the Western Gathering and Processing reporting unit, which brought the amount of goodwill recorded within this reporting unit to zero. Management conducts impairment tests as of November 30 of each year or more frequently if events or circumstances indicate that reporting unit carrying values of goodwill may be impaired. As a result of a change in reporting units during 2019, management performed impairment tests on these reporting units prior to and immediately following the change in reporting units. The fair value of each reporting unit is determined using a combination of income and market approach methods. The significant assumptions that were used to develop the estimates of the fair values of each reporting unit under the income approach include the discount rate as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements.

The principal consideration for our determination that performing procedures relating to the goodwill impairment tests of the Company’s Eastern Gathering and Processing, Western Gathering and Processing, and Crude Gathering reporting units, as well as certain related reporting units prior to the change, is a critical audit matter as there was significant judgment by management when estimating the fair values of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating evidence related to management’s fair value estimates and significant assumptions related to producer customers’ development plans, which impact future volumes and capital requirements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the estimation of the fair values of the Eastern Gathering and Processing, Western Gathering and Processing, and Crude Gathering reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the valuation methods used; testing the completeness and accuracy of underlying data used by management; and evaluating the reasonableness of significant assumptions related to producer customers’ development plans, which impact future volumes and capital requirements used in determining the fair values of each reporting unit under the income approach. Professionals with specialized skill and knowledge were utilized to assist in evaluating the appropriateness of the Company’s income and market approach methods. Evaluating the assumptions related to producer customers’ development plans, which impact future volumes and capital requirements involved (i) considering whether the assumptions used were reasonable considering past performance of each reporting unit, producer customers’ historical and future production volumes, historical and approved future capital projects, and industry outlook reports, and (ii) considering whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
February 28, 2020
We have served as the Company’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2019	2018	2017
Revenues and other income:
Service revenue	$2,498	$1,856	$1,156
Service revenue - related parties	3,455	2,404	1,082
Service revenue - product related	140	220	—
Rental income	388	352	277
Rental income - related parties	1,196	846	279
Product sales	806	887	889
Product sales - related parties	142	87	8
Income from equity method investments	290	247	78
Other income	12	7	6
Other income - related parties	114	99	92
Total revenues and other income	9,041	7,005	3,867
Costs and expenses:
Cost of revenues (excludes items below)	1,489	1,096	528
Purchased product costs	686	824	651
Rental cost of sales	141	135	62
Rental cost of sales - related parties	165	31	2
Purchases - related parties	1,231	925	455
Depreciation and amortization	1,254	867	683
Impairment expense	1,197	—	—
General and administrative expenses	388	316	241
Other taxes	113	83	54
Total costs and expenses	6,664	4,277	2,676
Income from operations	2,377	2,728	1,191
Related party interest and other financial costs	11	5	2
Interest expense (net of amounts capitalized of $51 million, $37 million and $32 million, respectively)	851	590	296
Other financial costs	53	119	56
Income before income taxes	1,462	2,014	837
Provision for income taxes	—	8	1
Net income	1,462	2,006	836
Less: Net income attributable to noncontrolling interests	28	16	6
Less: Net income attributable to Predecessor	401	172	36
Net income attributable to MPLX LP	1,033	1,818	794
Less: Series A preferred unit distributions	81	75	65
Less: Series B preferred unit distributions	17	—	—
Less: General partner’s interest in net income attributable to MPLX LP	—	—	318
Limited partners’ interest in net income attributable to MPLX LP	$935	$1,743	$411
Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.00	$2.29	$1.07
Common - diluted	$1.00	$2.29	$1.06
Weighted average limited partner units outstanding:
Common - basic	906	761	385
Common - diluted	907	761	388
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2019	2018	2017
Net income	$1,462	$2,006	$836
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	1	(2)	—
Comprehensive income	1,463	2,004	836
Less comprehensive income attributable to:
Noncontrolling interests	28	16	6
Income attributable to Predecessor	401	172	36
Comprehensive income attributable to MPLX LP	$1,034	$1,816	$794
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$15	$77
Receivables, net	593	611
Current assets - related parties	656	556
Inventories	110	98
Other current assets	110	98
Total current assets	1,484	1,440
Equity method investments	5,275	4,901
Property, plant and equipment, net	22,145	21,525
Intangibles, net	1,270	1,359
Goodwill	9,536	10,016
Right of use assets	365	—
Noncurrent assets - related parties	303	24
Other noncurrent assets	52	60
Total assets	40,430	39,325
Liabilities
Current liabilities:
Accounts payable	242	266
Accrued liabilities	187	272
Current liabilities - related parties	1,008	502
Accrued property, plant and equipment	283	399
Accrued interest payable	210	184
Operating lease liabilities	66	—
Other current liabilities	136	645
Total current liabilities	2,132	2,268
Long-term deferred revenue	217	132
Long-term liabilities - related parties	290	46
Long-term debt	19,704	17,922
Deferred income taxes	12	14
Long-term operating lease liabilities	302	—
Deferred credits and other liabilities	192	208
Total liabilities	22,849	20,590
Commitments and contingencies (see Note 23)
Series A preferred units	968	1,004
Equity
Common unitholders - public (392 million and 289 million units issued and outstanding)	10,800	8,336
Common unitholder - MPC (666 million and 505 million units issued and outstanding)	4,968	(1,612)
Series B preferred units (.6 million and zero units issued and outstanding)	611	—
Equity of Predecessor	—	10,867
Accumulated other comprehensive loss	(15)	(16)
Total MPLX LP partners’ capital	16,364	17,575
Noncontrolling interests	249	156
Total equity	16,613	17,731
Total liabilities, preferred units and equity	$40,430	$39,325
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2019	2018	2017
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income	$1,462	$2,006	$836
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	42	55	53
Depreciation and amortization	1,254	867	683
Impairment expense	1,197	—	—
Deferred income taxes	(2)	8	(1)
Asset retirement expenditures	(1)	(7)	(2)
Gain on disposal of assets	(6)	3	—
Income from equity method investments	(290)	(247)	(78)
Distributions from unconsolidated affiliates	525	412	241
Changes in:
Current receivables	17	(104)	8
Inventories	(9)	(5)	(3)
Fair value of derivatives	2	(10)	6
Current accounts payable and accrued liabilities	(59)	88	48
Current assets/current liabilities - related parties	(163)	(61)	55
Right of use assets/operating lease liabilities	4	—	—
Deferred revenue	100	61	33
All other, net	9	5	28
Net cash provided by operating activities	4,082	3,071	1,907
Investing activities:
Additions to property, plant and equipment	(2,408)	(2,111)	(1,411)
Acquisitions, net of cash acquired	6	(451)	(249)
Investments - net related party loans	—	—	80
Disposal of assets	30	8	7
Investments in unconsolidated affiliates	(713)	(341)	(761)
Distributions from unconsolidated affiliates - return of capital	18	16	26
All other, net	4	1	—
Net cash used in investing activities	(3,063)	(2,878)	(2,308)
Financing activities:
Long-term debt - borrowings	9,174	13,476	2,911
- repayments	(7,924)	(6,946)	(416)
Related party debt - borrowings	9,313	3,962	2,369
- repayments	(8,719)	(4,347)	(1,983)
Debt issuance costs	(20)	(76)	(29)
Net proceeds from equity offerings	—	—	483
Distributions to Series A preferred unitholders	(81)	(71)	(65)
Distributions to Series B preferred unitholders	(21)	—	—
Distributions to MPC for acquisitions	—	(4,111)	(1,951)
Distributions to MPC from Predecessor	—	—	(113)
Distributions to unitholders and general partner	(2,435)	(1,819)	(1,120)
Distributions to common and Series B preferred unitholders from Predecessor	(502)	(239)	—
Distributions to noncontrolling interests	(30)	(17)	(7)
Contributions from MPC	74	41	—
Contributions from noncontrolling interests	95	11	129
Consideration payment to Class B unitholders	—	—	(25)
All other, net	(13)	19	(12)
Net cash used in financing activities	(1,089)	(117)	171
Net (decrease)/increase in cash, cash equivalents and restricted cash	(70)	76	(230)
Cash, cash equivalents and restricted cash at beginning of period	85	9	239
Cash, cash equivalents and restricted cash at end of period	$15	$85	$9
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity

	Partnership
(In millions)	Common Unit-holder Public	Class B Unit-holder Public	Common Unit-holder MPC	Series B Preferred Unit-holders	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2016	$8,086	$133	$1,069	$—	$1,013	$—	$18	$791	$11,110
Net income (excludes amounts attributable to Series A preferred units)	301	—	110	—	318	—	6	36	771
Unit issuances under ATM Program	473	—	—	—	10	—	—	—	483
Class B unit conversion	133	(133)	—	—	—	—	—	—	—
Allocation of MPC's net investment at acquisition	—	—	1,669	—	(266)	—	—	(1,403)	—
Distributions to:
MPC from Predecessor	—	—	—	—	—	—	—	(113)	(113)
MPC for acquisition	—	—	(537)	—	(1,394)	—	—	—	(1,931)
Unitholders and general partner	(622)	—	(212)	—	(286)	—	—	—	(1,120)
Noncontrolling interests	—	—	—	—	—	—	(7)	—	(7)
MPC of cash received from Joint-Interest Acquisition entities	—	—	—	—	(32)	—	—	—	(32)
Contributions from:
MPC	—	—	—	—	—	(14)	—	689	675
Noncontrolling interests	—	—	—	—	—	—	129	—	129
Other	8	—	—	—	—	—	—	—	8
Balance at December 31, 2017	8,379	—	2,099	—	(637)	(14)	146	—	9,973
Net income (excludes amounts attributable to Series A preferred units)	667	—	1,076	—	—	—	16	172	1,931
Allocation of MPC's net investment at acquisition	—	—	5,172	—	(4,126)	—	—	(1,046)	—
Conversion of GP economic interests	—	—	(7,926)	—	7,926	—	—	—	—
Distributions to:
MPC for acquisition	—	—	(936)	—	(3,164)	—	—	—	(4,100)
Unitholders and general partner	(722)	—	(1,097)	—	—	—	—	(239)	(2,058)
Noncontrolling interests	—	—	—	—	—	—	(17)	—	(17)
Contributions from:
MPC	—	—	—	—	—	—	—	11,980	11,980
Noncontrolling interests	—	—	—	—	—	—	11	—	11
Other	12	—	—	—	1	(2)	—	—	11
Balance at December 31, 2018	8,336	—	(1,612)	—	—	(16)	156	10,867	17,731
Net income (excludes amounts attributable to Series A preferred units)	340	—	595	17	—	—	28	401	1,381
Allocation of MPC's net investment at acquisition	2,983	—	7,199	615	—	—	—	(10,797)	—
Conversion of Series A preferred units	36	—	—	—	—	—	—	—	36
Distributions to:
Unitholders and general partner	(907)	—	(1,529)	(21)	—	—	—	(502)	(2,959)
Noncontrolling interests	—	—	—	—	—	—	(30)	—	(30)
Contributions from:
MPC	—	—	315	—	—	—	—	31	346
Noncontrolling interests	—	—	—	—	—	—	95	—	95
Other	12	—	—	—	—	1	—	—	13
Balance at December 31, 2019	$10,800	$—	$4,968	$611	$—	$(15)	$249	$—	$16,613

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

On July 30, 2019, MPLX completed its acquisition by merger (the “Merger”) of Andeavor Logistics LP (“ANDX”). At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 4 for additional information regarding the Merger.

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

In relation to the Merger described above and in Note 4, ANDX’s assets, liabilities and results of operations prior to the Merger are collectively included in what we refer to as the “Predecessor” from October 1, 2018, which was the date that MPC acquired Andeavor. MPLX’s acquisition of ANDX is considered a transfer between entities under common control due to MPC’s relationship with ANDX prior to the Merger. As an entity under common control with MPC, MPLX recorded the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. Accordingly, the accompanying financial statements and related notes of MPLX LP have been retrospectively adjusted to include the historical results of ANDX beginning October 1, 2018.

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

Revenue Recognition – Revenue is measured based on consideration specified in a contract with a customer. MPLX recognizes revenue when it satisfies a performance obligation by transferring control over a product or providing services to a customer.

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

•
Percent-of-proceeds arrangements – Under percent-of-proceeds arrangements, MPLX: gathers and processes natural gas on behalf of producers; sells the resulting residue gas, condensate and NGLs at market prices; and remits to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, MPLX delivers an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sells the volumes MPLX retains to third parties or related parties. Revenue is recognized on a net basis when MPLX acts as an agent and does not have control of the gross amount of gas and/or NGLs prior to it being sold. Percent-of-proceeds revenue is reported as “Service revenue - product related” on the Consolidated Statements of Income.

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

Restricted Cash – Restricted cash consists of cash and investments that must be maintained as collateral for letters of credit issued to certain third-party producer customers. The balances will be outstanding until certain capital projects are completed and the third party releases the restriction. Restricted cash also consists of cash advances to be used for the operation and maintenance of an operated pipeline system. Restricted cash is included in “Other current assets” on the Consolidated Balance Sheets.

Receivables – Receivables primarily consist of customer accounts receivable, which are recorded at the invoiced amount and generally do not bear interest. Allowances for doubtful accounts are generally recorded when it becomes probable that the receivable will not be collected and are recorded to bad debt expense. We review the allowance quarterly with past-due balances over 90 days and other higher-risk amounts being reviewed individually for collectability. Balances that remain outstanding after reasonable collection efforts have been unsuccessful are written off through a charge to the valuation allowance and a credit to accounts receivable.

Lease Receivables - Lease receivables are the present value of the sum of the future minimum lease payments and the unguaranteed residual value of the leased assets under arrangements where MPLX is the lessor. Management assesses these lease receivables for recoverability quarterly.

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

Goodwill and Intangibles – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined using an income and/or market approach which is compared to the carrying value of the reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future operating performance, future volumes, discount rates, and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess, if any, of the book value over the fair value of the reporting unit up to the amount of goodwill recorded is charged to net income as an impairment expense.
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

As a result of MPLX’s November 30, 2019 annual goodwill impairment analysis, we recorded an impairment charge of approximately $1.2 billion, which resulted in a goodwill balance of $9.5 billion at December 31, 2019. See Note 14 for further details. No impairments were recorded as a result of our 2018 annual goodwill impairment analysis.

Other Taxes – Other taxes primarily include real estate taxes.

Environmental Costs – Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. MPLX recognizes remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.

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

MPLX believes the equity method is an appropriate means for it to recognize increases or decreases measured by GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. MPLX uses evidence of a loss in value to identify if an investment has an other than a temporary decline. During the fourth quarter of 2019, two of the joint ventures in which we have an interest recorded impairments, which impacted the amount of income from equity method investments during the period by approximately $28 million. For one of the joint ventures, we also had a basis difference which was being amortized over the life of the underlying assets. As a result of the impairment recorded by the joint venture, we also assessed this basis difference for impairment and recorded approximately $14 million of impairment during the quarter related to this investment, which was recorded through “Income from equity method investments”. This impairment was largely due to a reduction in forecasted volumes of the joint venture related to the loss of one of its customers.

Deferred Financing Costs – Deferred financing costs are an asset for credit facility costs and netted against debt for senior notes. These costs are amortized over the contractual term of the related obligations using the effective interest method or, in certain circumstances, accelerated if the obligation is refinanced.

Derivative Instruments – MPLX may use commodity derivatives to economically hedge a portion of its exposure to commodity price risk. All derivative instruments (including derivatives embedded in other contracts) are recorded at fair value. Certain commodity derivatives are reflected on the consolidated balance sheets on a net basis by counterparty as they are governed by master netting arrangements. MPLX discloses the fair value of all derivative instruments under the captions “Other noncurrent assets,” “Other current liabilities” and “Deferred credits and other liabilities” on the Consolidated Balance Sheets. Changes in the fair value of derivative instruments are reported on the Consolidated Statements of Income in accounts related to the item whose value or cash flows are being managed. All derivative instruments are marked to market through “Product sales,” “Purchased product costs,” or “Cost of revenues” on the Consolidated Statements of Income. Revenue gains and losses relate to contracts utilized to manage the cash flow for the sale of a product, typically NGLs. Purchased product costs gains and losses relate to contracts utilized to manage the cost of natural gas purchases, typically related to keep-whole arrangements. Cost of revenues gains and losses relate to a contract utilized to manage electricity costs. Changes in risk management for unrealized activities are reported as an adjustment to net income in computing cash flow from operating activities on the accompanying Consolidated Statements of Cash Flows.

During the years ended December 31, 2019, 2018 and 2017, MPLX did not elect hedge accounting for any derivatives. MPLX has elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power and the sale of some commodities.

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

Equity-Based Compensation Arrangements – MPLX issues phantom units under its share-based compensation plan as described further in Note 21. A phantom unit entitles the grantee a right to receive a common unit upon the issuance of the phantom unit. The fair value of phantom unit awards granted to employees and non-employee directors is based on the fair market value of MPLX LP common units on the date of grant. The fair value of the units awarded is amortized into earnings using a straight-line amortization schedule over the period of service corresponding with the vesting period. For phantom units that vest immediately and are not forfeitable, equity-based compensation expense is recognized at the time of grant.

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

Income Taxes – MPLX is not a taxable entity for United States federal income tax purposes or for the majority of the states that impose an income tax. Taxes on MPLX’s net income generally are borne by its partners through the allocation of taxable income. MPLX’s taxable income or loss, which may vary substantially from the net income or loss reported on the Consolidated Statements of Income, is includable in the federal income tax returns of each partner. MPLX and certain legal entities are, however, taxable entities under certain state jurisdictions.

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

Distributions – In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders based on a fixed distribution schedule, as discussed in Notes 8 and 9, and subsequently allocated to the general partner and limited partner unitholders. Distributions, although earned, are not accrued as a liability until declared. However, when distributions related to the eliminated IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings are allocated to the limited partner unitholders based on their respective ownership percentages. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in below.

Net Income Per Limited Partner Unit – MPLX uses the two-class method when calculating the net income per unit applicable to limited partners, because there is more than one class of participating security. The classes of participating securities include common units, general partner units, Series A and Series B preferred units, certain equity-based compensation awards and eliminated IDRs. Class B units were considered to be a separate class of common units that did not participate in distributions.

Net income attributable to MPLX LP is allocated to the unitholders differently for preparation of the Consolidated Statements of Equity and the calculation of net income per limited partner unit. In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders based on a fixed distribution schedule and subsequently allocated to remaining unitholders in accordance with their respective ownership percentages. However, prior to 2018 when distributions related to the eliminated IDRs were made, earnings equal to the amount of those distributions are first allocated to the general partner before the remaining earnings are allocated to the unitholders, except Class B unitholders, based on their respective ownership percentages. Subsequent to the conversion of the general partner to a non-economic interest as described in Note 8, no earnings are allocated to the general partner. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 7.

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

Business Combinations – MPLX recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. Depending on the nature of the transaction, management may engage an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interests, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, MPLX will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interests, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, NGL prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. Acquisition-related costs are expensed as incurred in connection with each business combination.

Acquisitions in which the company or business being acquired by MPLX had an existing relationship with MPC may result in the transaction being considered a transfer between entities under common control. In this situations, MPLX records the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. See Note 4 for more information about the acquisitions.

Accounting for Changes in Ownership Interests in Subsidiaries – MPLX’s ownership interest in a consolidated subsidiary may change if it sells a portion of its interest or acquires additional interest or if the subsidiary issues or repurchases its own shares. If the transaction does not result in a change in control over the subsidiary, the transaction is accounted for as an equity transaction. If a sale results in a loss of control, it would result in the deconsolidation of a subsidiary with a gain or loss recognized on the Consolidated Statements of Income unless the subsidiary meets the definition of in-substance real estate. Deconsolidation of in-substance real estate is recorded at cost with no gain or loss recognized. If the purchase of additional interest occurs that changes the acquirer’s ownership interest from noncontrolling to controlling, the acquirer’s preexisting interest in the acquiree is remeasured to its fair value, with a resulting gain or loss recorded in earnings upon consummation of the business combination. Once an entity has control of a subsidiary, its acquisitions of some or all of the noncontrolling interests in that subsidiary are accounted for as equity transactions and are not considered to be a business combination.

3. Accounting Standards

Recently Adopted

ASU 2016-02, Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, electing the transition method, which permits entities to adopt the provisions of the standard using the modified retrospective approach without adjusting comparative periods. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We have also elected the practical expedient to not recognize short-term leases on the balance sheet, the practical expedient related to right of way permits and land easements which allows us to carry forward our accounting treatment for those existing agreements, and the practical expedient to combine lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements and boat and barge equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.

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

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $629 million and $629 million, respectively, as of January 1, 2019. This is inclusive of ROU assets and lease liabilities related to ANDX of $124 million and $127 million, respectively. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 22 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur.

ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In connection with our annual goodwill impairment test, we adopted ASU 2017-04 prospectively during the fourth quarter of 2019. Under ASU 2017-04, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the former method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. During the fourth quarter of 2019, we recorded certain goodwill impairment charges as described in Note 14.
We also adopted the following standard during 2019, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2017-12	Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities	January 1, 2019

Not Yet Adopted

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an ASU related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The application of this ASU will not have a material impact on our consolidated financial statements.

4. Acquisitions

Acquisition of Andeavor Logistics LP

On May 7, 2019, ANDX, Tesoro Logistics GP, LLC, then the general partner of ANDX (“TLGP”), MPLX, MPLX GP LLC, the general partner of MPLX (“MPLX GP”), and MPLX MAX LLC, a wholly-owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly-owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 8 for information on common units issued in connection with the Merger as well as Series B preferred units.

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for Western Refining Southwest, Inc. (“Southwest, Inc.”), a wholly-owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger. As a result of the Merger, the ANDX Special Limited Partner Interest outstanding immediately prior to the effective time of the Merger was converted into a right for Southwest Inc., as the holder of all such interest, to receive a substantially equivalent special limited partner interest in MPLX (the “MPLX Special Limited Partner Interest”). By virtue of the conversion, the ANDX Special Limited Partner Interest was cancelled and ceased to exist as of the effective time of the Merger. For information on ANDX’s preferred units, please see Note 8.

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

(In millions)	As Originally Reported	Adjustments(1)	As Adjusted
Cash and cash equivalents	$83	$(53)	$30
Receivables, net	241	259	500
Inventories	21	—	21
Other current assets(2)	59	(7)	52
Equity method investments	731	(89)	642
Property, plant and equipment, net	6,709	(427)	6,282
Intangibles, net(3)	960	74	1,034
Other noncurrent assets(4)	31	(8)	23
Total assets acquired	8,835	(251)	8,584
Accounts payable	198	265	463
Other current liabilities(5)	188	(41)	147
Long-term debt	4,916	—	4,916
Deferred credits and other long-term liabilities(6)	75	1	76
Total liabilities assumed	5,377	225	5,602
Net assets acquired excluding goodwill	3,458	(476)	2,982
Goodwill	7,428	724	8,152
Total purchase price	$10,886	$248	$11,134

(1)	Inclusive of activity recorded subsequent to the acquisition of ANDX on July 30, 2019, a portion of which was recorded as a non-cash contribution from MPC.

(2)	Includes both related party and third party other current assets.

(3)
Includes approximately $4 million of favorable lease assets. In connection with the implementation of ASC 842, this balance was reclassed to “Right of use assets” on the Consolidated Balance Sheets during 2019.

(4)	Includes both related party and third party other noncurrent assets as well as right of use assets associated with leases.

(5)	Includes accrued liabilities, operating lease liabilities, long-term debt due within one year, as well as related party and third party other current liabilities.

(6)	Includes deferred revenue and deferred income taxes, as well as related party and third party other noncurrent liabilities.

Details of our valuation methodology and significant inputs for fair value measurements are included by asset class below. The fair value measurements for equity method investments; property, plant and equipment; intangible assets and long-term debt are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

Goodwill
The purchase consideration allocation resulted in the recognition of $8.2 billion in goodwill, which has been allocated between the L&S segment and the G&P segment at $7.2 billion and $1.0 billion, respectively. See Note 14 for further information related to goodwill.

Inventory
The fair value of inventory was recorded at cost as of October 1, 2018, as these items are related to spare parts as well as materials and supplies and approximate fair value.

Equity Method Investments
The fair value of the equity method investments was $642 million, which was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results. Discount rates for the discounted cash flow models were based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.

Property, Plant and Equipment
The fair value of property, plant and equipment was $6.3 billion, which was based primarily on the cost approach. Key assumptions in the cost approach include determining the replacement cost by evaluating recent purchases of similar assets or published data, and adjusting replacement cost for economic and functional obsolescence, location, normal useful lives, and capacity (if applicable).

Acquired Intangible Assets
The fair value of the acquired identifiable intangible assets was $1.0 billion, which represents the value of various customer contracts and relationships and other intangible assets. The fair value of customer contracts and relationships was $950 million, which was valued by applying the multi-period excess earnings method, which is an income approach. Key assumptions in the income approach include the underlying contract cash flow estimates, remaining contract term, probability of renewal, growth rates and discount rates. The intangible assets are all finite lived and will be amortized over two to 10 years.

Debt
The fair value of the ANDX notes was measured using a market approach, based upon the average of quotes for the acquired debt from major financial institutions and a third-party valuation service. Additionally, approximately $1.1 billion of borrowings under revolving credit agreements approximated fair value. The ANDX revolving credit facilities with total capacity of $2.1 billion were terminated upon closing of the Merger and were repaid with borrowings under the MPLX revolving credit facility.

Acquisition Costs
We recognized $14 million in acquisition costs during 2019, which are reflected in general and administrative expenses.

ANDX Revenue and Net Income
For the year ended December 31, 2019, we recognized $2,400 million of revenues and other income related to ANDX and $266 million of net loss related to ANDX, which was impacted by the goodwill impairment discussed in Note 14. For the year ended December 31, 2018, we recognized $580 million of revenues and other income related to ANDX and $172 million of net income related to ANDX.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of MPLX and ANDX, giving effect to the Merger as if it had been consummated on January 1, 2018, the beginning of the earliest period presented.

(In millions)	2019	2018
Total revenues and other income	$9,041	$8,666
Net income attributable to MPLX LP	$1,434	$2,446

The pro forma information includes adjustments to align accounting policies, which include adjustments for capitalization of assets and treatment of planned major maintenance costs. The pro forma information also includes adjustments related to: eliminating transactions between MPLX and ANDX, which previously would have been recorded as transactions between related parties; basis differences on equity method investments as a result of recognition of MPC’s investments in ANDX’s equity method investments; depreciation and amortization expense to reflect the increased fair value of property, plant and equipment and increased amortization expense related to identifiable intangible assets, as well as adjustments to interest expense for the amortization of fair value adjustments over the remaining term of ANDX’s outstanding debt, reversal of ANDX’s historical amortization of debt issuance costs and debt discounts and to adjust for the difference in the weighted average interest rate between MPLX’s revolving credit facility and ANDX’s revolving credit facilities.

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

Based on the fair value estimates of assets acquired and liabilities assumed at the acquisition date, the purchase price was allocated as follows:

(In millions)	Balance as of September 26, 2018
Receivables, net	$3
Other current assets	1
Property, plant and equipment, net	336
Intangibles, net	9
Goodwill	121
Accounts payable	(17)
Other current liabilities	(7)
Net assets acquired	$446

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

Joint-Interest Acquisition

On September 1, 2017, MPLX entered into a Membership Interests and Shares Contributions Agreement with MPLX GP, MPLX Logistics, MPLX Holdings and MPC Investment LLC (“MPC Investment”), each a wholly-owned subsidiary of MPC, whereby MPLX agreed to acquire certain ownership interests in joint venture entities indirectly held by MPC. Pursuant to the agreement, MPC Investment agreed to contribute: all of the membership interests of Lincoln Pipeline LLC, which holds a 35 percent interest in Illinois Extension; all of the membership interests of MPL Louisiana Holdings LLC, which holds a 41 percent interest in LOOP; a 59 percent interest in LOCAP; and a 25 percent interest in Explorer, through a series of intercompany contributions to MPLX for an agreed upon purchase price of approximately $420 million in cash and equity consideration valued at approximately $630 million, for total consideration of $1.05 billion (collectively, the “Joint-Interest Acquisition”). The number of common units representing the equity consideration was then determined by dividing the contribution amount by the simple average of the ten-day trailing volume weighted average NYSE price of a common unit for the ten trading days ending at market close on August 31, 2017. The fair value of the common and general partner units issued was approximately $653 million based on the closing common unit price as of September 1, 2017, as recorded on the Consolidated Statements of Equity, for a total purchase price of $1.07 billion. The equity issued consisted of: (i) 13,719,017 common units to MPLX GP; (ii) 3,350,893 common units to MPLX Logistics and (iii) 1,441,224 common units to MPLX Holdings. MPLX also issued 377,778 general partner units to MPLX GP in order to maintain its two percent GP Interest in MPLX.

Illinois Extension operates the 168-mile, 24-inch diameter Southern Access Extension crude oil pipeline from Flanagan, Illinois to Patoka, Illinois, as well as additional tankage and two pump stations. LOOP owns and operates midstream crude oil infrastructure, including a deep-water oil port offshore of Louisiana, pipelines and onshore storage facilities. LOOP also manages the operations of LOCAP, an affiliate pipeline system. LOCAP owns and operates a crude oil pipeline and tank facility in St. James, Louisiana, that distributes oil received from LOOP’s storage facilities and other connecting pipelines to nearby refineries and into the Mid-Continent region of the United States. Explorer owns and operates an approximate 1,830-

mile common carrier pipeline that primarily transports gasoline, diesel, diluent and jet fuel from the Gulf Coast region to the Midwest United States. MPLX accounts for the Joint-Interest Acquisition entities as equity method investments within its L&S segment.

As a transfer between entities under common control, MPLX recorded the Joint-Interest Acquisition on its Consolidated Balance Sheets at MPC’s historical basis, which included accumulated other comprehensive loss. MPLX recognizes an “Accumulated other comprehensive loss” on its Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by the LOOP and Explorer joint-interests to their employees. MPLX is not a sponsor of these benefit plans.

Distributions of cash received from the entities and interests acquired in the Joint-Interest Acquisition related to periods prior to the acquisition were prorated on a daily basis with MPLX retaining the portion of distributions beginning on the closing date. All amounts distributed to MPLX related to periods before the acquisition have been paid to MPC. Additionally, MPLX agreed to pay MPC for any distributions of cash from LOOP related to the sale of LOOP’s excess crude oil inventory. Because the future distributions or payments could not be reasonably quantified, a liability was not recorded in connection with the acquisition. MPLX subsequently received distributions related to the time period prior to the acquisition, which it remitted to MPC and recorded a corresponding decrease to the general partner’s equity for $32 million.

MPLX accounts for the interests acquired in the Joint-Interest Acquisition one month in arrears, which is the most recently available information. The amount of income associated with these investments included on the Consolidated Statements of Income under the caption “Income from equity method investments” for the twelve months ended December 31, 2019, December 31, 2018 and December 31, 2017 totaled $110 million, $118 million and $21 million, respectively. MPC agreed to waive approximately two-thirds of the third quarter 2017 distributions on the common units issued in connection with the Joint-Interest Acquisition. As a result of this waiver, MPC did not receive approximately two-thirds of the distributions or IDRs that would have otherwise accrued on such common units with respect to the third quarter 2017 distributions. The value of these waived distributions was $10 million.

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

Assuming the acquisition of the Ozark pipeline had occurred on January 1, 2017, the consolidated pro forma results would not have been materially different from reported results.

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

MPLX accounts for its investment in MarEn Bakken as an equity method investment and bases the equity method accounting for this joint venture one month in arrears which is the most recently available information. The amount of income or loss associated with these investments included on the Consolidated Statements of Income under the caption “Income from equity method investments” for the twelve months ended December 31, 2019, December 31, 2018 and December 31, 2017 totaled $72 million, $48 million and $15 million, respectively. In connection with MPLX’s acquisition of a partial, indirect equity interest in the Bakken Pipeline system, MPC agreed to waive its right to receive incentive distributions of $1.6 million per quarter for twelve consecutive quarters, beginning with distributions declared in the first quarter of 2017 and paid to MPC in the second quarter of 2017, which was prorated to $0.8 million from the acquisition date. This waiver is no longer applicable as a result of the conversion of the GP Interest to a non-economic general partner interest as discussed in Note 8.

5. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	December 31,	December 31,
(In millions, except ownership percentages)	2019	2019	2018
L&S
MarEn Bakken Company LLC	25%	$481	$498
Illinois Extension Pipeline Company, L.L.C.	35%	265	275
LOOP LLC	41%	238	226
Andeavor Logistics Rio Pipeline LLC(1)	67%	202	181
Minnesota Pipe Line Company, LLC(1)	17%	190	197
Whistler Pipeline LLC	38%	134	—
Wink to Webster Pipeline LLC	15%	126	—
Explorer Pipeline Company	25%	83	90
Other(1)		55	51
Total L&S		1,774	1,518
G&P
MarkWest Utica EMG, L.L.C.	56%	1,984	2,039
Sherwood Midstream LLC	50%	537	366
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67%	302	236
Rendezvous Gas Services, L.L.C.(1)	78%	170	248
Sherwood Midstream Holdings LLC	53%	157	157
Centrahoma Processing LLC	40%	153	160
Other(1)		198	177
Total G&P		3,501	3,383
Total		$5,275	$4,901

(1)
These investments as well as certain investments included within “Other” for both L&S and G&P are investments acquired as part of the Merger. The December 31, 2019 balance reflects all purchase accounting adjustments identified by MPC as part of its acquisition of Andeavor.

As a result of the Merger, MPLX acquired an ownership interest in Rendezvous Gas Services, L.L.C. (“RGS”), Minnesota Pipe Line Company, LLC (“MNPL”) and Andeavor Logistics Rio Pipeline LLC (“ALRP”), among others. RGS and ALRP have been deemed to be VIEs; however, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. For all of the investments acquired through the Merger, we have the ability to exercise influence through participation in the management committees which make all significant decisions. However, since we have equal or proportionate influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

In addition to the investments acquired through the Merger, MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), Sherwood Midstream LLC (“Sherwood Midstream”), MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”) and Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) are also deemed to be VIEs. However, consistent with the investments above, neither MPLX nor any of its subsidiaries are deemed to be the primary beneficiary due to voting rights on significant matters. Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of December 31, 2019, MPLX has a 23.7 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream. During 2019, MPLX acquired equity interests in Whistler Pipeline LLC and Wink to Webster Pipeline LLC. Both joint ventures are located in the Permian Basin and will transport crude oil or natural gas to the U.S. Gulf Coast. These investments are deemed to be VIEs; however, MPLX does not operate these joint ventures and is not deemed to be the primary beneficiary due to voting rights on significant matters as described above.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2019, 2018 and 2017.

During the fourth quarter of 2019, two joint ventures in which we have an interest recorded impairments, which impacted the amount of income from equity method investments during the period by approximately $28 million and took the carrying value of one of the investments to zero. For the other joint venture, we had a basis difference recorded which was being amortized over the life of the underlying assets. As a result of the impairment recorded by the joint venture, we assessed our investment, including the related basis difference, for impairment and recorded an additional $14 million of impairment during the quarter related to our basis difference. The fair value of the investment was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability-weighted average set of cash flow forecasts and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment of the basis difference was also recorded through “Income from equity method investments” for a total impact during the quarter of approximately $42 million. The impairments were largely due to a reduction in forecasted volumes of the joint ventures.

Summarized financial information for MPLX’s equity method investments for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31, 2019(1)
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$650	$1,417	$2,067
Costs and expenses	375	568	943
Income from operations	275	849	1,124
Net income	215	752	967
Income from equity method investments(2)	$103	$187	$290

	December 31, 2018(1)
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$484	$1,421	$1,905
Costs and expenses	286	738	1,024
Income from operations	198	683	881
Net income	197	606	803
Income from equity method investments(2)	$67	$180	$247

	December 31, 2017(1)
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$273	$954	$1,227
Costs and expenses	139	520	659
Income from operations	134	434	568
Net income	133	345	478
Income from equity method investments(2)	$30	$48	$78

(1)
The financial information for equity method investments for 2019 includes financial information of equity method investments acquired as part of the Merger. The financial information for equity method investments for 2018 includes financial information of equity method investments acquired as part of the Merger for the last three months of 2018. The financial information for equity method investments for 2017 does not include financial information of equity method investments acquired as part of the Merger. See Note 1 for additional information.

(2)	“Income from equity method investments” includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for MPLX’s equity method investments as of December 31, 2019 and 2018 is as follows:

	December 31, 2019
(In millions)	Other VIEs	Non-VIEs	Total
Current assets	$534	$330	$864
Noncurrent assets	5,862	5,134	10,996
Current liabilities	192	245	437
Noncurrent liabilities	$305	$822	$1,127

	December 31, 2018
(In millions)	Other VIEs	Non-VIEs	Total
Current assets	$252	$415	$667
Noncurrent assets	3,796	5,290	9,086
Current liabilities	158	280	438
Noncurrent liabilities	$191	$845	$1,036

As of December 31, 2019 and 2018, the carrying value of MPLX’s equity method investments in the G&P segment exceeded the underlying net assets of its investees by $1.0 billion and $1.3 billion, respectively. As of December 31, 2019 and 2018, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $329 million and $187 million, respectively. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $498 million and $167 million of excess related to goodwill for the G&P and L&S segments, respectively, as of December 31, 2019 and $542 million and $167 million of excess related to goodwill for the G&P and L&S segments, respectively, as of December 31, 2018.

6. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; as well as reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as other various agreements as discussed below.

The commercial agreements with MPC include:

•
MPLX has fuels distribution agreements with MPC under which MPC pays MPLX for marketing and selling MPC’s products. This can include MPC paying MPLX a tiered monthly fee based on the volume of products sold or thought margin support under a related product supply agreement. Agreements are subject to minimum volume commitments and are subject various terms and renewal periods.

•
MPLX has various pipeline transportation agreements under which MPC pays MPLX fees for transporting crude and refined products on MPLX’s pipeline systems. These agreements are subject to minimum throughput volumes under which MPC will pay MPLX deficiency payments for any period in which they do not ship the minimum committed volume. These deficiency payments can be applied as credits to future periods in which MPC ships volumes in excess of the minimum volume, subject to a limited period of time. These agreements are subject to various terms and renewal periods.

•	MPLX has a six-year marine transportation agreement under which MPC pays MPLX fees for providing marine transportation of crude oil, feedstock and refined petroleum products, and related services.

•
MPLX has various trucking transportation services agreements with terms ranging from month-to-month to 10 years, under which MPC pays MPLX fees for gathering barrels and providing trucking, dispatch, delivery and data services. Most of these agreements are subject to minimum volume commitments and have various terms regarding carry-forward of deficiency payments as credits towards excess volumes shipped in future periods. These agreements are subject to various terms and renewal periods.

•
MPLX has numerous storage services agreements governing storage services at various types of facilities including terminals, pipeline tank farms, caverns and refineries, under which MPC pays MPLX per-barrel fees for providing storage services. Some of these agreements provide MPC with exclusive access to storage at certain locations, such as storage located at MPC’s refineries or storage in certain caverns. Under these agreements, MPC pays MPLX a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Many of the refinery storage agreements also contain provisions for logistical services to be provided by MPLX, for which MPC pays monthly fees. These agreements are subject to terms ranging from three to 17 years and are subject to various renewal periods.

•
MPLX has a 10-year terminal services agreement governing certain terminals under which MPC pays MPLX fees for terminal storage for refined petroleum products. Under this agreement MPC pays MPLX agreed upon fees relating to MPC product deliveries as well as any viscosity surcharges, loading, handling, transfers or other related charges. This agreement is subject to minimum volume throughput commitments under which MPC pays a deficiency payment for any period in which they do not meet the minimum committed volume. The terminal services agreement with MPC includes automatic renewal terms ranging from one to five years. MPLX also has numerous additional terminal services agreements governing terminals acquired through the Merger. Under these agreements, MPC pays MPLX agreed upon fees relating to various terminal activities including throughput, blending, on and offloading and additives. Many of these agreements contain various minimum commitments for some or all of these activities. Some of these agreements allow for deficiency payments to be applied as credits to future periods with excess throughput volumes. These agreements have terms ranging from one to 10 years with varying renewal terms.

•
MPLX has a year to year keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGL’s related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year.

In many cases, agreements are location-based hybrid agreements, containing provisions relating to multiple of the types of agreements and services described above.

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

Co-location Services Agreements

MPLX is party to co-location services agreements with MPC’s refineries, under which MPC provides management, operational and other services to the subsidiaries of Refining Logistics. Refining Logistics pays MPC monthly fixed fees and direct reimbursements for such services calculated as set forth in the agreements. These agreements have initial terms of 50 years.

Ground Lease Agreements

MPLX is party to ground lease agreements with certain of MPC’s refineries under which MPLX is the lessor of certain sections of property which contain facilities owned by Refining Logistics and are within the premises of MPC’s refineries. Refining Logistics pays MPC monthly fixed fees under these ground leases. These agreements have initial terms of 50 years.

Management Services Agreement

MPLX, through its subsidiary, HSM, has a management services agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. HSM receives a fixed annual fee for providing the required management services. This fee is adjusted annually on the anniversary of the contract for inflation and any changes in the scope of the management services provided. This agreement is set to expire on January 1, 2021 and automatically renews for two additional renewal terms of 5 years each unless terminated by either party.

Omnibus Agreements

MPLX has omnibus agreements with MPC that address MPLX’s payment of fixed annual fees to MPC for the provision of executive management services by certain executive officers of the general partner and MPLX’s reimbursement of MPC for the provision of certain general and administrative services to it. They also provide for MPC’s indemnification to MPLX for certain matters, including environmental, title and tax matters; as well as our indemnification of MPC for certain matters under these agreements. Certain environmental indemnifications related to the Los Angeles Logistics Assets Acquisition are excluded from coverage under omnibus agreements and are instead covered by a Carson Assets Indemnity Agreement.

Employee Services Agreements

MPLX has various employee services agreements and secondment agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our L&S and G&P segments’ operations.

Loan Agreement

MPLX is party to a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment makes a loan or loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion. In connection with the Merger, on July 31, 2019, MPLX and MPC Investment entered into a second amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to July 31, 2024. Borrowings under the MPC Loan Agreement prior to July 31, 2019 bore interest at LIBOR plus 1.50 percent, while borrowings as of and after July 31, 2019 will bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement. Activity on the MPC Loan Agreement was as follows:

(In millions)	December 31, 2019	December 31, 2018
Borrowings	$8,540	$3,962
Average interest rate of borrowings	3.441%	3.473%
Repayments	$7,946	$4,347
Outstanding balance at end of period	$594	$—

Prior to the Merger, ANDX was also party to a loan agreement with MPC (“ANDX-MPC Loan Agreement”). This facility was entered into on December 21, 2018, with a borrowing capacity of $500 million. In connection with the Merger, on July 31, 2019, MPLX repaid the entire outstanding balance and terminated the ANDX-MPC Loan Agreement. There was no activity on the ANDX-MPC Loan Agreement in 2018. Activity on the agreement during 2019 prior to the Merger was as follows:

(In millions)	December 31, 2019
Borrowings	$773
Average interest rate of borrowings	4.249%
Repayments	$773
Outstanding balance at end of period	$—

Related Party Revenue

Related party sales to MPC consist of crude oil and refined products pipeline and trucking transportation services based on tariff/contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments.

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

(In millions)	2019	2018	2017
Service revenue
MPC	$3,455	$2,404	$1,082
Rental income
MPC	1,196	846	279
Product sales(1)
MPC	140	87	8
Other	2	—	—
Total Product sales - related parties	142	87	8
Other income
MPC	47	41	40
Other	67	58	52
Total Other income - related parties	$114	$99	$92

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For 2019, 2018 and 2017, these sales totaled $1,120 million, $607 million and $254 million, respectively.

Related Party Expenses

MPC provides executive management services and certain general and administrative services to MPLX under the terms of our omnibus agreements. Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

(In millions)	2019	2018	2017
Rental cost of sales - related parties	$165	$31	$2
Purchases - related parties
MPC	1,210	919	455
Other	21	6	—
General and administrative expenses	243	199	138
Total	$1,639	$1,155	$595

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For 2019, 2018 and 2017, these charges totaled $169 million, $152 million and $42 million, respectively.

Related Party Assets and Liabilities

	December 31,
(In millions)	2019	2018
Current assets - related parties
Receivables - MPC	$621	$542
Receivables - Other	22	9
Prepaid - MPC	9	5
Lease Receivables - MPC	4	—
Total	656	556
Noncurrent assets - related parties
Long-term receivables - MPC	21	24
Right of use assets - MPC	232	—
Long-term lease receivables - MPC	43	—
Unguaranteed residual asset - MPC	7	—
Total	303	24
Current liabilities - related parties
Payables - MPC	911	360
Payables - Other	37	76
Operating lease liabilities - MPC	1	—
Deferred revenue - Minimum volume deficiencies - MPC	42	57
Deferred revenue - Project reimbursements - MPC	16	9
Deferred revenue - Project reimbursements - Other	1	—
Total	1,008	502
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	230	—
Long-term deferred revenue - Project reimbursements - MPC	53	46
Long-term deferred revenue - Project reimbursements - Other	7	—
Total	$290	$46

From time to time, MPLX may also sell to or purchase from related parties assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties during the years ended December 31, 2019 and 2018 were $10 million and $6 million, respectively. Purchases from related parties during the years ended December 31, 2019 and 2018 were approximately $5 million and $8 million, respectively.

7. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common limited partner units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. Additional MPLX common units and MPLX Series B preferred units were issued on July 30, 2019 as a result of the merger with ANDX as discussed in Note 4. Distributions declared on these newly issued common and Series B preferred units are a reduction to income available to MPLX common unit holders due to their participation in distributions of income.

Classes of participating securities for 2019, 2018 and 2017 include:

	2019	2018	2017
Common Units	✓	✓	✓
Equity-based compensation awards	✓	✓	✓
Series A preferred units	✓	✓	✓
Series B preferred units	✓
General partner units and IDRs			✓

The HST, WHC and MPLXT acquisitions and the Merger were transfers between entities under common control as discussed in Note 4. As entities under common control with MPC, prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the prior period earnings have been allocated to the general partner and do not affect the net income/(loss) per unit calculation. The earnings for the entities acquired under common control will be included in the net income/(loss) per unit calculation prospectively as described above.

In 2019 and 2018, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. In 2017, MPLX had dilutive potential common units consisting of certain equity-based compensation awards and Class B units. Potential common units omitted from the diluted earnings per unit calculation for the years ended December 31, 2019, 2018 and 2017 were less than 1 million.

(In millions)	2019	2018	2017
Net income attributable to MPLX LP	$1,033	$1,818	$794
Less: Distributions declared on Series A preferred units(1)	81	75	65
Distributions declared on Series B preferred units(1)	42	—	—
General partner’s distributions declared (includes IDRs)(1)(2)	—	—	328
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)	2,635	1,985	895
Undistributed net loss attributable to MPLX LP	$(1,725)	$(242)	$(494)

(1)	See Note 8 for distribution information.

(2)
Distributions declared on January 25, 2018 on general partner common units issued on February 1, 2018 in exchange for the economic general partner interest, including IDRs, are shown as general partner distributions declared.

	2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$2,635	$81	$42	$2,758
Undistributed net loss attributable to MPLX LP	(1,725)	—	—	(1,725)
Net income attributable to MPLX LP(1)	$910	$81	$42	$1,033
Weighted average units outstanding:
Basic(2)	906			906
Diluted(2)	907			907
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.00
Diluted	$1.00

	2018
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$1,985	$75	$2,060
Undistributed net loss attributable to MPLX LP	(242)	—	(242)
Net income attributable to MPLX LP(1)	$1,743	$75	$1,818
Weighted average units outstanding:
Basic	761		761
Diluted	761		761
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.29
Diluted	$2.29

	2017
(In millions, except per unit data)	General Partner	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared (including IDRs)	$328	$895	$65	$1,288
Undistributed net loss attributable to MPLX LP	(10)	(484)	—	(494)
Net income attributable to MPLX LP(1)	$318	$411	$65	$794
Weighted average units outstanding:
Basic	8	385		393
Diluted	8	388		396
Net income attributable to MPLX LP per limited partner unit:
Basic		$1.07
Diluted		$1.06

(1)	Allocation of net income/(loss) attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

(2)
The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the entire year. See Notes 4 and 8 for additional information about the treatment of these units.

8. Equity

Units Outstanding – MPLX had 1,058,355,471 common units outstanding as of December 31, 2019. Of that number, 665,997,540 were owned by MPC, which also owns the non-economic GP interest as described below. MPLX had 600,000 Series B preferred units outstanding as of December 31, 2019. The sections below describe activities and events which impacted our unit balances throughout the year.

Merger - In connection with the Merger and as discussed in Note 4, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units while ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. This resulted in the issuance of MPLX common units of approximately 102 million units to public unitholders and approximately 161 million units to MPC in connection with MPLX's acquisition of ANDX on July 30, 2019.

Series A Redeemable Preferred Unit Conversions - During 2019, certain holders of Series A preferred units exercised their rights to convert their Series A preferred units into approximately 1.2 million common units as discussed in Note 9.

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

Class B Conversions - On July 1, 2016 and July 1, 2017, each Class B unit of MPLX LP was converted, in two equal installments, into 1.09 MPLX LP common units and the right to receive $6.20 in cash. Upon the conversion of each tranche of the Class B units, the right of the unitholder, M&R MWE Liberty LLC and certain of its affiliates (“M&R”), to vote as a common unitholder of MPLX was limited to a maximum of five percent of MPLX’s outstanding common units. Additionally, M&R was given the right with respect to such converted units to participate in MPLX’s underwritten offerings of our common units including continuous equity or similar programs in an amount up to 20 percent of the total number of common units offered by MPLX. M&R may freely transfer such converted units, and M&R has the right to demand that MPLX conduct up to three underwritten offerings beginning in 2017, but restricted to no more than one offering in any twelve-month period. Following the July 1, 2017 conversion, all MPLX Class B units were eliminated, are no longer outstanding and no longer participate in distributions of cash from MPLX.

ATM Program – On March 13, 2018, MPLX entered into a Third Amended and Restated Distribution Agreement, providing for the at-the-market issuances of common units having an aggregate offering price of up to approximately $1.7 billion, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program is referred to as the “ATM Program”). During the years ended December 31, 2019 and 2018, MPLX issued no common units under the ATM Program. During the year ended December 31, 2017, MPLX issued an aggregate of 13,846,998 common units under the ATM Program generating net proceeds of approximately $473 million. MPLX used the net proceeds from sales under the ATM Program for general business purposes, including repayment or refinancing of debt, and funding for acquisitions, working capital requirements and capital expenditures.

The table below summarizes the changes in the number of units outstanding for the years ended December 31, 2017, 2018, and 2019:

(In units)	Common	Class B	General Partner(1)	Total
Balance at December 31, 2016	357,193,288	3,990,878	7,371,105	368,555,271
Unit-based compensation awards	268,167	—	5,472	273,639
Issuance of units under the ATM Program	13,846,998	—	282,591	14,129,589
Contribution of HST/WHC/MPLXT (See Note 4)	12,960,376	—	264,497	13,224,873
Contribution of the Joint-Interest Acquisition (See Note 4)	18,511,134	—	377,778	18,888,912
Class B Conversion	4,350,057	(3,990,878)	7,330	366,509
Balance at December 31, 2017	407,130,020	—	8,308,773	415,438,793
Unit-based compensation awards	348,387	—	140	348,527
Contribution of Refining Logistics and Fuels Distribution (See Note 4)	111,611,111	—	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	—	(10,586,691)	264,413,309
Balance at December 31, 2018	794,089,518	—	—	794,089,518
Unit-based compensation awards	288,031	—	—	288,031
Issuance of units in connection with the Merger	262,829,592	—	—	262,829,592
Conversion of Series A preferred units	1,148,330	—	—	1,148,330
Balance at December 31, 2019	1,058,355,471	—	—	1,058,355,471

(1)
Changes to the number of general partner units outstanding, other than changes due to contributions made to MPC for the acquisitions of HSM, HST, WHC, MPLXT, the Joint-Interest Acquisition and Refining Logistics and Fuels Distribution, are the result of cash contributions made by the general partner in order to maintain its two percent GP Interest.

Series B Preferred Units - Prior to the Merger, ANDX issued 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. Upon completion of the Merger, the ANDX preferred units converted to preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. After February 15,

2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent.

The changes in the Series B preferred unit balance from the Merger through December 31, 2019 are summarized below and are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Equity of Predecessor” for the period prior to the Merger and within “Series B preferred units” for the period following the Merger. The Series B preferred units are recorded at fair value as of July 30, 2019.

(In millions)	Series B Preferred Units
Beginning Balance at the Merger date	$615
Net income allocated	17
Distributions received by Series B preferred unitholders	(21)
Balance at December 31, 2019	$611

TexNew Mex Units - Prior to the Merger, MPC held 80,000 Andeavor Logistics TexNew Mex units, representing all outstanding units. At the time of the Merger, each Andeavor Logistics TexNew Mex unit was automatically converted into TexNew Mex units of MPLX with substantially the same rights and obligations as the Andeavor Logistics TexNew Mex units. The TexNew Mex units represent the right to receive quarterly distribution payments in an amount calculated using the distributable cash flow generated by a particular portion of the TexNew Mex pipeline system, in excess of a base amount and adjusted for previously agreed upon stipulations and contingencies. No distributions were payable to TexNew Mex unitholders for distributable cash flow generated during the post-Merger period in 2018. In 2019, distributions of less than $1 million were earned by the TexNew Mex units, which were declared in January of 2020 and paid in February 2020.

Issuance of Additional Securities – The Partnership Agreement authorizes MPLX to issue an unlimited number of additional securities for the consideration and on the terms and conditions determined by the general partner without the approval of the unitholders.

Net Income Allocation – In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders first and subsequently allocated to the limited partner unitholders in accordance with their respective ownership percentages. Prior to 2018, when distributions related to the IDRs were made, earnings equal to the amount of those distributions were first allocated to the general partner before the remaining earnings are allocated to the unitholders, based on their respective ownership percentages. The following table presents the allocation of the general partner’s GP Interest in net income attributable to MPLX, for income statement periods occurring prior to the exchange of the GP economic interests:

(In millions)	2017
Net income attributable to MPLX LP	$794
Less: Preferred unit distributions	65
General partner's IDRs and other	310
Net income attributable to MPLX LP available to general and limited partners	419

General partner's two percent GP Interest in net income attributable to MPLX LP	8
General partner's IDRs and other	310
General partner's GP Interest in net income attributable to MPLX LP	$318

Cash Distributions – The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. In accordance with the Partnership Agreement, on January 23, 2020, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2019, totaling $715 million, or $0.6875 per common unit. This rate was also received by Series A preferred unitholders. These distributions were paid on February 14, 2020 to unitholders of record on February 4, 2020. Distributions for the fourth quarter of 2018 were $0.6475 per common unit while distributions for the twelve months ended December 31, 2019 and 2018 were $2.6900 and $2.5300 per common unit, respectively. The $715 million of common unit distributions is net of $12.5 million in quarterly distributions waived by MPC. This waiver was instituted in 2017 under the terms of ANDX’s historical partnership agreement with Andeavor. The waiver is no longer applicable after 2019 based on the original term in the waiver agreement.

Additionally, as a result of the Merger, 600,000 ANDX preferred units were converted into 600,000 Series B preferred units of MPLX. Series B preferred unitholders are entitled to receive, when and if declared by the board, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent. MPLX made a cash distribution to holders of the Series B preferred unitholders on February 15, 2020 for approximately $21 million.

The allocation of total quarterly cash distributions to general, limited, and preferred unitholders is as follows for the years ended December 31, 2019, 2018 and 2017. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2019	2018	2017
General partner's distributions:
General partner's distributions on general partner units	$—	$—	$25
General partner's distributions on IDRs(1)	—	—	303
Total distribution on general partner units and IDRs	—	—	328
Limited partners' distributions:
Common unitholders, includes common units of general partner	2,635	1,985	895
Series A preferred unit distributions	81	75	65
Series B preferred unit distribution	42	—	—
Total cash distributions declared	$2,758	$2,060	$1,288

(1)	Includes distributions of fourth quarter 2017 income declared on general partner common units issued February 1, 2018 in exchange for the economic general partner interest.

The distribution on common units for the year ended December 31, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above include second quarter distributions on MPLX common units issued to former ANDX unitholders in connection with the Merger. Due to the waiver mentioned above, the distributions on common units exclude $12.5 million of waived distributions for the three months ended December 31, 2019 and $37.5 million of waived distributions for the year ended December 31, 2019. Also included in the table above is $21 million of distributions earned by the Series B preferred units for 2019 as well as $21 million of distributions earned on the Series B units prior to the Merger and declared and paid by MPLX during the third quarter.

9. Series A Preferred Units

Private Placement of Preferred Units – On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Series A preferred units were used for capital expenditures, repayment of debt and general business purposes.

Preferred Unit Distribution Rights - The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On January 23, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the fourth quarter of 2019. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

The holders may convert their Series A preferred units into common units at any time, in full or in part, subject to minimum conversion amounts and conditions. After the fourth anniversary of the issuance date, MPLX may convert the Series A preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the closing price of MPLX common units is greater than $48.75 for the 20-day trading period immediately preceding the conversion notice date. The conversion rate for the Series A preferred units shall be the quotient of (a) the sum of (i) $32.50, plus (ii) any unpaid cash distributions on the applicable preferred unit, divided by (b) $32.50, subject to adjustment for unit distributions, unit splits and similar transactions. The holders of the Series A preferred units are entitled to vote on an as-converted basis with the common unitholders and have certain other class voting rights with respect to any amendment to the MPLX partnership agreement that would adversely affect any rights, preferences or privileges of the preferred units. In addition, upon certain events involving a change of control, the holders of preferred units may elect, among other potential elections, to convert their Series A preferred units to common units at the then applicable change of control conversion rate.

On September 20, 2019, certain holders exercised their right to convert a total of 1.2 million Series A preferred units into common units. As a result of the transaction, approximately 29.6 million Series A preferred units remain outstanding as of December 31, 2019.

The changes in the redeemable preferred balance for 2019 and 2018 are summarized below:

(In millions)	2019	2018
Balance at beginning of period	$1,004	$1,000
Net income allocated	81	75
Distributions received by preferred unitholders	(81)	(71)
Conversion of preferred units to common units	(36)	—
Balance at end of period	$968	$1,004

The Series A preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event, which is outside MPLX’s control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Series A preferred units have been recorded at their issuance date fair value, net of issuance costs. Income allocations increase the carrying value and declared distributions decrease the carrying value of the Series A preferred units. As the Series A preferred units are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Series A preferred units would become redeemable.

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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates for the years ended December 31, 2019, 2018 and 2017 as well as total assets for our reportable segments as of December 31, 2019 and 2018:

(In millions)	2019	2018	2017
L&S
Service revenue	$3,765	$2,575	$1,200
Rental income	1,235	856	279
Product related revenue	91	23	—
Income from equity method investments	200	171	36
Other income	61	47	47
Total segment revenues and other income(1)	5,352	3,672	1,562
Segment Adjusted EBITDA(2)	2,748	2,057	775
Capital expenditures	1,060	708	512
Investments in unconsolidated affiliates	289	3	533
G&P
Service revenue	2,188	1,685	1,038
Rental income	349	342	277
Product related revenue	997	1,171	897
Income from equity method investments	90	76	42
Other income	65	59	51
Total segment revenues and other income(1)	3,689	3,333	2,305
Segment Adjusted EBITDA(2)	1,586	1,418	1,229
Capital expenditures	1,203	1,545	972
Investments in unconsolidated affiliates	$424	$338	$228

(1)
Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $660 million, $371 million and $160 million for 2019, 2018 and 2017, respectively. Third party revenues for the G&P segment were $3,474 million, $3,198 million and $2,246 million for 2019, 2018 and 2017, respectively.

(2)	See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

	December 31,
(In millions)	2019	2018
Segment Assets
Cash and cash equivalents	$15	$77
L&S	20,810	19,963
G&P	19,605	19,285
Total assets	$40,430	$39,325

The table below provides a reconciliation between “Net income” and Segment Adjusted EBITDA.

(In millions)	2019	2018	2017
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$2,748	$2,057	$775
G&P Segment Adjusted EBITDA	1,586	1,418	1,229
Total reportable segments	4,334	3,475	2,004
Depreciation and amortization(1)	(1,254)	(867)	(683)
(Provision)/benefit for income taxes	—	(8)	(1)
Amortization of deferred financing costs	(42)	(55)	(53)
Loss on extinguishment of debt	—	(46)	—
Non-cash equity-based compensation	(22)	(23)	(15)
Impairment expense	(1,197)	—	—
Net interest and other financial costs	(873)	(613)	(301)
Income from equity method investments	290	247	78
Distributions/adjustments related to equity method investments	(562)	(458)	(231)
Unrealized derivative gains/(losses)(2)	1	5	(6)
Acquisition costs	(14)	(4)	(11)
Other	(1)	—	—
Adjusted EBITDA attributable to noncontrolling interests	32	18	8
Adjusted EBITDA attributable to Predecessor(3)	770	335	47
Net income	$1,462	$2,006	$836

(1)
Depreciation and amortization attributable to L&S was $503 million, $308 million and $163 million for the years ended 2019, 2018 and 2017, respectively. Depreciation and amortization attributable to G&P was $751 million, $559 million and $520 million for 2019, 2018 and 2017, respectively.

(2)
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

11. Major Customers and Concentration of Credit Risk

The table below shows, by segment, the percentage of operating revenues as well as total revenues and other income with MPC which is our most significant customer and our largest concentration of credit risk.

	2019(1)	2018(1)	2017(1)
Operating revenues(2)
L&S	91%	94%	92%
G&P	4%	3%	0%
Total	56%	50%	37%
Total revenues and other income
L&S	88%	90%	90%
G&P	4%	2%	0%
Total	54%	48%	36%

(1)	The percent calculations exclude revenues attributable to volumes shipped by MPC under joint tariffs with third parties, which are treated as third-party revenue for accounting purposes.

(2)	Operating revenues consist of service revenue, service revenue - product related, rental income and product sales.

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

12. Inventories

Inventories consist of the following:

	December 31,
(In millions)	2019	2018
NGLs	$5	$9
Line fill	10	9
Spare parts, materials and supplies	95	80
Total inventories	$110	$98

13. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2019	2018
Natural gas gathering and NGL transportation pipelines and facilities	5 - 40 years	$7,037	$6,349
Processing, fractionation and storage facilities	5 - 46 years	6,410	6,045
Pipelines and related assets	2 - 51 years	5,117	5,111
Barges and towing vessels	15 - 20 years	739	621
Terminals and related assets	4 - 45 years	2,222	2,757
Refinery related assets	13 - 38 years	1,383	1,447
Land, building, office equipment and other	2 - 45 years	2,554	1,562
Construction-in-progress		1,405	1,321
Total		26,867	25,213
Less accumulated depreciation		4,722	3,688
Property, plant and equipment, net		$22,145	$21,525

14. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. As a result of the Merger and subsequent changes to our internal organization structure, the number of reporting units was reduced from 12 to 6 in conjunction with our annual impairment test, however, this change in structure did not have an impact on our operating segments. Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. As a result of our change in reporting units, we performed our goodwill impairment assessment prior to the change in reporting units in addition to performing an impairment assessment immediately following the change in our reporting units. Significant assumptions used to estimate the reporting units’ fair value include the discount rate as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements. After performing our evaluations related to the impairment of goodwill, we recorded an impairment of $1,156 million prior to our change in reporting units and an additional impairment of $41 million subsequent to our change in reporting units, both within the G&P operating segment. The remainder of the reporting units fair values were in excess of their carrying values. The impairment was primarily driven by updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from our producer customers. This resulted in goodwill totaling approximately $9.5 billion as of December 31, 2019, with all but one of our six reporting units having goodwill.

The fair value of the reporting units for the interim goodwill impairment analysis described above was determined based on applying both a discounted cash flow or income approach as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rates, which range from 9.0 percent to 10.0 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values, and the fair values of the goodwill assigned thereto, represent Level 3 measurements.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2017	$162	$2,213	$2,375
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2017	162	2,083	2,245
Acquisitions(1)	7,072	699	7,771
Balance as of December 31, 2018	7,234	2,782	10,016
Impairment losses	—	(1,197)	(1,197)
Acquisitions(1)	488	229	717
Balance as of December 31, 2019	7,722	1,814	9,536

Gross goodwill as of December 31, 2019	7,722	3,141	10,863
Accumulated impairment losses	—	(1,327)	(1,327)
Balance as of December 31, 2019	$7,722	$1,814	$9,536

(1)
Acquisitions in 2018 are inclusive of the Mt. Airy Terminal acquisition as well as the Merger while acquisitions in 2019 are inclusive of measurement period adjustments related to the previously mentioned transactions.

Intangible Assets

MPLX’s intangible assets are comprised of customer contracts and relationships. The weighted average amortization period for intangible assets acquired during 2019 was approximately 9 years. Gross intangible assets with accumulated amortization as of December 31, 2019 and 2018 is shown below:

		December 31, 2019			December 31, 2018
(In millions)	Useful Life	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
L&S	6 - 8 years	$283	$(45)	$238	$249	$(14)	$235
G&P	6 - 25 years	1,288	(256)	1,032	1,253	(129)	1,124
		$1,571	$(301)	$1,270	$1,502	$(143)	$1,359

(1)
Amortization expense attributable to the G&P segment for the years ended December 31, 2019 and 2018 was $127 million and $49 million, respectively. Amortization expense attributable to the L&S segment for the year ended December 31, 2019 and 2018 was $31 million and $14 million, respectively.

Estimated future amortization expense related to the intangible assets at December 31, 2019 is as follows:

(In millions)
2020	$155
2021	155
2022	155
2023	155
2024	150
Thereafter	500
Total	$1,270

15. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 16. The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2019 and 2018 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	December 31,
	2019		2018
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(60)	$—	$(61)
Total carrying value on Consolidated Balance Sheets	$—	$(60)	$—	$(61)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.43 to $1.23 and (2) the probability of renewal of 94 percent for the first five-year term and 83 percent for the second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of December 31, 2019 or December 31, 2018.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	2019		2018
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(61)	$(2)	$(64)
Total gains/(losses) (realized and unrealized) included in earnings(1)	—	(5)	6	(9)
Settlements	—	6	(4)	12
Fair value at end of period	—	(60)	—	(61)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at end of period	$—	$(5)	$—	$(8)

(1)
Gains and losses on commodity derivatives classified as Level 3 are recorded in “Product sales” on the Consolidated Statements of Income. Gains and losses on derivatives embedded in commodity contracts are recorded in “Purchased product costs” and “Cost of revenues” on the Consolidated Statements of Income.

Fair Values – Reported

MPLX’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, lease receivables from related parties, accounts payable, payables to related parties and long-term debt. MPLX’s fair value assessment incorporates a variety of considerations, including (1) the duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. MPLX believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 16).

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and MPLX’s unsecured borrowing rate. The long-term debt and SMR liability fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of the long-term debt, excluding finance leases, and SMR liability.

	December 31,
	2019		2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$21,054	$19,800	$18,070	$18,511
SMR liability	$90	$80	$92	$86

16. Derivative Financial Instruments

As of December 31, 2019, MPLX had no outstanding commodity contracts.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of December 31, 2019 and 2018, the estimated fair value of this contract was a liability of $60 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of December 31, 2019 and 2018, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

	December 31,
(In millions)	2019		2018
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets /Other current liabilities	$—	$(5)	$—	$(7)
Other noncurrent assets /Deferred credits and other liabilities	—	(55)	—	(54)
Total	$—	$(60)	$—	$(61)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, including the effect of master netting arrangements or collateral, see Note 15. See Note 2 for a discussion of derivatives MPLX may use and the reasons for them.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

(In millions)	2019	2018	2017
Product sales
Realized gains/(losses)	$—	$4	$(9)
Unrealized gains	—	2	4
Total derivative gains/(losses) related to product sales	—	6	(5)
Purchased product costs
Realized losses	(6)	(12)	(9)
Unrealized gains/(losses)	1	3	(10)
Total derivative loss related to purchased product costs	(5)	(9)	(19)
Cost of revenues
Realized gains/(losses)	—	—	—
Unrealized gains/(losses)	—	—	—
Total derivative losses related to cost of revenues	—	—	—
Total derivative losses	$(5)	$(3)	$(24)

17. Debt

MPLX’s outstanding borrowings at December 31, 2019 and 2018 consisted of the following:

	December 31,
(In millions)	2019	2018
MPLX LP:
Bank revolving credit facility due 2024	$—	$—
Term loan facility due 2021	1,000	—
Floating rate senior notes due September 2021	1,000	—
Floating rate senior notes due September 2022	1,000	—
6.250% senior notes due October 2022	266	—
3.500% senior notes due December 2022	486	—
3.375% senior notes due March 2023	500	500
4.500% senior notes due July 2023	989	989
6.375% senior notes due May 2024	381	—
4.875% senior notes due December 2024	1,149	1,149
5.250% senior notes due January 2025	708	—
4.000% senior notes due February 2025	500	500
4.875% senior notes due June 2025	1,189	1,189
4.125% senior notes due March 2027	1,250	1,250
4.250% senior notes due December 2027	732	—
4.000% senior notes due March 2028	1,250	1,250
4.800% senior notes due February 2029	750	750
4.500% senior notes due April 2038	1,750	1,750
5.200% senior notes due March 2047	1,000	1,000
5.200% senior notes due December 2047	487	—
4.700% senior notes due April 2048	1,500	1,500
5.500% senior notes due February 2049	1,500	1,500
4.900% senior notes due April 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
ANDX - 3.500% - 6.375% senior notes, due 2019-2047	190	3,750
ANDX credit facilities	—	1,245
Financing lease obligations(1)	19	21
Total	20,119	18,866
Unamortized debt issuance costs	(106)	(97)
Unamortized discount/premium	(300)	(334)
Amounts due within one year	(9)	(513)
Total long-term debt due after one year	$19,704	$17,922

(1)	See Note 22 for lease information.

The following table shows five years of scheduled debt payments, including payments on finance lease obligations:

(In millions)
2020	$10
2021	2,002
2022	1,802
2023	1,502
2024	$1,601

Credit Agreements

MPLX Credit Agreement

Effective July 30, 2019, in connection with the closing of the Merger, MPLX amended and restated its existing revolving credit facility (the “MPLX Credit Agreement”) to, among other things, increase borrowing capacity to up to $3.5 billion, extend its term from July 2022 to July 2024, increase the letter of credit issuing capacity to $300 million and increase the swingline capacity to $150 million. The financial covenants and the interest rate terms contained in the new credit agreement are substantially the same as those contained in the previous bank revolving credit facility.

The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $1 billion, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended, for up to two additional one-year periods, subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. MPLX is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain fees fluctuate based on the credit ratings in effect from time to time on MPLX’s long-term debt.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2019, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

During the year ended December 31, 2019, MPLX borrowed $5,310 million under the MPLX Credit Agreement, at a weighted average interest rate of 3.547 percent, and repaid $5,310 million of these borrowings. At December 31, 2019, MPLX had no outstanding borrowings under the new facility and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of $3.5 billion, or almost 100.0 percent of the borrowing capacity.

During the year ended December 31, 2018, MPLX borrowed $1,410 million under the MPLX Credit Agreement, at a weighted average interest rate of 3.464 percent, and repaid $1,915 million of these borrowings. At December 31, 2018, MPLX had no outstanding borrowings and $3 million in letters of credit outstanding under this facility, resulting in total availability of $2.2 billion, or 99.9 percent of the borrowing capacity.

ANDX Credit Facilities

Prior to the Merger, ANDX had revolving credit facilities (the “ANDX credit facilities”) totaling $2.1 billion in borrowing capacity which were set to mature January 29, 2021. The ANDX credit facilities were terminated upon closing of the Merger and repaid with borrowings under the MPLX revolving credit facility. During the year ended December 31, 2019, there were borrowings of $864 million under the ANDX credit facilities, at an average interest rate of 4.129 percent, and repayments of $2.1 billion.

On October 1, 2018, the date on which common control was established, there were outstanding borrowings on the ANDX credit facilities of $1.1 billion. From October 1, 2018 through December 31, 2018, ANDX borrowed $760 million at an average interest rate of 4.061 percent and repaid $635 million, resulting in a balance of $1.2 billion at December 31, 2018.

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1 billion. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). The proceeds from borrowings under the Term Loan Agreement are to be used to fund the repayment of MPLX’s existing indebtedness and/or for general business purposes. Amounts borrowed under the Term Loan Agreement will be due and payable on September 26, 2021. As of December 31, 2019, MPLX had drawn $1.0 billion on the term loan at an average interest rate of 2.561 percent.

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

Floating Rate Senior Notes

On September 9, 2019, MPLX issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1.0 billion aggregate principal amount of notes due September 2021 and $1.0 billion aggregate principal amount of notes due September 2022 (collectively, the “Floating Rate Senior Notes”). The Floating Rate Senior Notes were offered at a price to the public of 100 percent of par. The Floating Rate Senior Notes are callable, in whole or in part, at par plus accrued and unpaid interest at any time on or after September 10, 2020. The net proceeds were used to repay MPLX’s existing indebtedness and/or for general business purposes. Interest on the Floating Rate Senior Notes is payable quarterly in March, June, September and December, commencing on December 9, 2019. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9 percent per annum. The interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1 percent per annum.

Fixed Rate Senior Notes

Interest on each series of MPLX LP, MarkWest and ANDX senior notes is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
6.250% senior notes due October 2022	April 15th and October 15th
3.500% senior notes due December 2022	June 1st and December 1st
3.375% senior notes due March 2023	March 15th and September 15th
4.500% senior notes due July 2023	January 15th and July 15th
6.375% senior notes due May 2024	May 1st and November 1st
4.875% senior notes due December 2024	June 1st and December 1st
5.250% senior notes due January 2025	January 15th and July 15th
4.000% senior notes due February 2025	February 15th and August 15th
4.875% senior notes due June 2025	June 1st and December 1st
4.125% senior notes due March 2027	March 1st and September 1st
4.250% senior notes due December 2027	June 1st and December 1st
4.000% senior notes due March 2028	March 15th and September 15th
4.800% senior notes due February 2029	February 15th and August 15th
4.500% senior notes due April 2038	April 15th and October 15th
5.200% senior notes due March 2047	March 1st and September 1st
5.200% senior notes due December 2047	June 1st and December 1st
4.700% senior notes due April 2048	April 15th and October 15th
5.500% senior notes due February 2049	February 15th and August 15th
4.900% senior notes due April 2058	April 15th and October 15th

In connection with the Merger, MPLX assumed ANDX’s outstanding senior notes, which had an aggregate principal amount of $3.75 billion, interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of $3.06 billion unsecured senior notes (the “Exchange Notes”) issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving $690 million aggregate principal of outstanding senior notes issued by ANDX. Of this, $500 million aggregate principal amount is related to ANDX 5.5 percent senior notes due 2019. The aggregate principal amount of $500 million and accrued interest of $13.75 million was paid on October 15, 2019 using net proceeds from the Floating Rate Senior Notes and borrowings under the Term Loan Agreement discussed above and includes interest through the payoff date.

The Exchange Notes consist of $266 million in aggregate principal amount of 6.25 percent senior notes due October 2022, $486 million in aggregate principal amount of 3.5 percent senior notes due December 2022, $381 million in aggregate principal amount of 6.375 percent senior notes due May 2024, $708 million in aggregate principal amount of 5.25 percent senior notes due January 2025, $732 million in aggregate principal amount of 4.25 percent senior notes due December 2027 and $487 million in aggregate principal amount of 5.2 percent senior notes due December 2047. Interest on each series of Exchange Notes is payable semi-annually in arrears according to the table above.

On December 10, 2018, MPLX redeemed all of the $750 million aggregate principal amount of 5.5 percent senior notes due February 15, 2023, $40 million of which was issued by the MarkWest subsidiary. These notes were redeemed at 101.833 percent of the aggregate principal amount, which resulted in a payment of $14 million related to the note premium and the immediate recognition of $46 million of unamortized debt issuance costs.

On November 15, 2018, MPLX issued $2.25 billion aggregate principal amount of senior notes in a public offering, consisting of $750 million aggregate principal amount of 4.8 percent senior notes due February

2029 and $1.5 billion aggregate principal amount of 5.5 percent senior notes due February 2049 (collectively, the “November 2018 New Senior Notes”). The November 2018 New Senior Notes were offered at a price to the public of 99.432 percent and 98.031 percent of par, respectively. The net proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement and to redeem the $750 million aggregate principal amount of 5.5 percent senior notes due February 2023, as well as for general business purposes. Interest on each series of notes in the November 2018 New Senior Notes is payable semi-annually in arrears, commencing on February 15, 2019.

On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent senior notes due March 2023, $1.25 billion aggregate principal amount of 4.0 percent senior notes due March 2028, $1.75 billion aggregate principal amount of 4.5 percent senior notes due April 2038, $1.5 billion aggregate principal amount of 4.7 percent senior notes due April 2048, and $500 million aggregate principal amount of 4.9 percent senior notes due April 2058 (collectively, the “February 2018 New Senior Notes”). The February 2018 New Senior Notes were offered at a price to the public of 99.931 percent, 99.551 percent, 98.811 percent, 99.348 percent, and 99.289 percent of par, respectively. Also on February 8, 2018, $4.1 billion of the net proceeds from the offering were used to repay the 364-day term loan facility, which was drawn on February 1, 2018 to fund the cash portion of the dropdown consideration for Refining Logistics and Fuels Distribution. The remaining net proceeds were used to repay outstanding borrowings under the MPLX Credit Agreement and the MPC Loan Agreement, as well as for general business purposes. Interest on each series of notes due in 2023 and 2028 is payable semi-annually in arrears, commencing on September 15, 2018. Interest on each series of notes due in 2038, 2048 and 2058 is payable semi-annually in arrears, commencing on October 15, 2018.

SMR Transaction

On September 1, 2009, MarkWest completed the sale of the SMR (the “SMR Transaction”). At that time, MarkWest had begun constructing the SMR at its Javelina gas processing and fractionation complex in Corpus Christi, Texas. Under the terms of the agreement, MarkWest received proceeds of $73 million and the purchaser completed the construction of the SMR. MarkWest and the purchaser also executed a related product supply agreement under which MPLX will receive the entire product produced by the SMR through 2030 in exchange for processing fees and the reimbursement of certain other expenses. The processing fee payments began when the SMR commenced operations in March 2010. MarkWest was deemed to have continuing involvement with the SMR as a result of certain provisions in the related agreements. Therefore, the transaction is treated as a financing arrangement under GAAP. MPLX imputes interest on the SMR liability at 6.39 percent annually, its incremental borrowing rate at the time of the purchase accounting valuation. Each processing fee payment has multiple elements: reduction of principal of the SMR liability, interest expense associated with the SMR liability and facility expense related to the operation of the SMR. As part of purchase accounting, the SMR Transaction has been recorded at fair value. As of December 31, 2019 and 2018, the following amounts related to the SMR are included in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2019	2018
Assets
Property, plant and equipment, net	$46	$51
Liabilities
Other current liabilities	5	5
Deferred credits and other liabilities	$75	$81

18. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the years ended December 31, 2019 and 2018:

	2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$346	$2,152	$2,498
Service revenue - related parties	3,419	36	3,455
Service revenue - product related	—	140	140
Product sales(1)	65	741	806
Product sales - related parties	26	116	142
Total revenues from contracts with customers	$3,856	$3,185	7,041
Non-ASC 606 revenue(2)			2,000
Total revenues and other income			$9,041

	2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$174	$1,682	$1,856
Service revenue - related parties	2,401	3	2,404
Service revenue - product related	—	220	220
Product sales(1)	12	870	882
Product sales - related parties	11	76	87
Total revenues from contracts with customers	$2,598	$2,851	5,449
Non-ASC 606 revenue(2)			1,556
Total revenues and other income			$7,005

(1)
G&P “Product sales” for the year ended December 31, 2018 was adjusted in the table above by $5 million related to derivative gains and mark-to-market adjustments. There were no adjustments for the year ended December 31, 2019.

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

The table below reflects the changes in our contract balances for the years ended December 31, 2019 and 2018:

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at December 31, 2019
Contract assets	$36	$5	$(2)	$39
Deferred revenue	13	17	(7)	23
Deferred revenue - related parties	65	55	(67)	53
Long-term deferred revenue	56	34	—	90
Long-term deferred revenue - related parties	$52	$3	$—	$55

(In millions)	Balance at January 1, 2018(1)	Additions/ (Deletions)(3)	Revenue Recognized(2)	Balance at December 31, 2018
Contract assets	$4	$32	$—	$36
Deferred revenue	5	19	(11)	13
Deferred revenue - related parties	42	60	(37)	65
Long-term deferred revenue	5	51	—	56
Long-term deferred revenue - related parties	$43	$9	$—	$52

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	No significant revenue was recognized related to past performance obligations for the years ended December 31, 2019 and 2018.

(3)	Includes opening balances related to the Merger.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of December 31, 2019, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $220 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 24 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2020	$1,717
2022	1,693
2022	1,640
2023	1,555
2024 and thereafter	5,317
Total revenue on remaining performance obligations(1)(2)(3)	$11,922

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

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

19. Supplemental Cash Flow Information

	December 31,
(In millions)	2019	2018
Cash and cash equivalents	$15	$77
Restricted cash(1)	—	8
Cash, cash equivalents and restricted cash	$15	$85
(1)    The restricted cash balance is included within “Other current assets” on the Consolidated Balance Sheets.

(In millions)	2019	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$835	$568	$263
Income taxes paid	1	1	3
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	85	—	—
Interest payment under finance lease obligations	1	—	—
Net cash provided by financing activities included
Principal payments under finance lease obligations	5	—	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	2	2	6
MPLX terminal lease classification change	21	—	—
ROU assets obtained in exchange for new operating lease obligations	26	—	—
ROU assets obtained in exchange for new finance lease obligations	4	—	—
Contribution - fixed assets to joint venture(1)	—	—	337
Contribution - common units issued(2)	$7,722	$4,236	$1,133

(1)	Contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings.

(2)
For 2017, includes limited and general partner units issued to MPC as consideration in the acquisitions of the joint-interests, HST, WHC and MPLXT. For 2018, includes limited and general partner units issued to MPC as consideration in the acquisition of Refining Logistics and Fuels Distribution. For 2019, includes limited partner units issued to MPC and public unitholders as consideration in the Merger. See Note 4.

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

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

(In millions)	2019	2018	2017
Increase/(decrease) in capital accruals	$(146)	$135	$71

20. Accumulated Other Comprehensive Loss

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

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2017 through December 31, 2019:

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2017(1)	$(13)	$(1)	$(14)
Other comprehensive loss - remeasurements(2)	(1)	(1)	(2)
Balance at December 31, 2018(1)	(14)	(2)	(16)
Other comprehensive income - remeasurements(2)	—	1	1
Balance as of December 31, 2019(1)	$(14)	$(1)	$(15)

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

21. Equity-Based Compensation

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

MPLX has granted phantom units under the MPLX 2018 Plan and the MPLX 2012 Plan to certain officers and non-officers of MPLX, MPLX’s general partner and MPC who make significant contributions to our business. These grants are accounted for as employee awards. In general, these phantom units will vest over a requisite service period of up to three years. Prior to vesting, these phantom unit recipients will not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at December 31, 2019 and 2018 were $6 million and $4 million, respectively.

The fair values of phantom units are based on the fair value of MPLX common units on the grant date.

Performance Units – MPLX has granted performance units under the MPLX 2018 Plan and the MPLX 2012 Plan to certain officers of the general partner and certain eligible MPC officers who make significant contributions to our business. Performance units are designed to pay out 75 percent in cash and 25 percent in MPLX common units. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards.

The performance units granted in 2017 are hybrid awards having a three-year performance period of January 1, 2017 through December 31, 2019. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX’s DCF during the last twelve months of the performance period, and a market condition based on MPLX’s total unitholder return over the entire three-year performance period.

During the first quarter of 2018, a performance award was granted; however, a grant date could not be established based on the nature of the award terms. Given that a grant date cannot be established, no expense or units have been recorded. When a grant date is established, the fair value of the award will be recognized over the remaining service period.

The performance units granted in 2019 are hybrid awards having a three-year performance period of January 1, 2019 through December 31, 2021. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX’s DCF during the performance period and a market condition based on MPLX’s total unitholder return over the performance period. The market condition was valued using a Monte Carlo valuation, resulting in a grant date fair value of $0.68 per unit for the 2019 equity-classified performance units. Grant date fair value of the performance condition is based on potential payouts per unit of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

Outstanding Phantom Unit Awards

The following is a summary of phantom unit award activity of MPLX common units in 2019:

	Phantom Units
	Number of Units	Weighted Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2018	1,154,335	$34.34
Granted	219,488	32.62
Legacy ANDX phantom units converted to MPLX phantom units at the Merger	208,533	43.64
Settled	(426,451)	33.84
Forfeited	(46,337)	33.63
Outstanding at December 31, 2019	1,109,568	35.97
Vested and expected to vest at December 31, 2019	1,104,552	35.98	$28
Non-forfeitable at December 31, 2019(1)	507,471	$37.32	$13

(1)
Represents a subset of phantom units held by our non-employee directors and certain of our officers and non-officer employees that are generally non-forfeitable and that would be paid out as common units upon the holder’s separation from service.

The following is a summary of the values related to phantom units:

	Phantom Units
	Intrinsic Value of Units Issued During the Period (in millions)	Weighted Average Grant Date Fair Value of Units Granted During the Period
2019	$14	$32.62
2018	18	33.84
2017	$15	$36.26

As of December 31, 2019, unrecognized compensation cost related to phantom unit awards was $9 million, which is expected to be recognized over a weighted average period of 1.3 years.

Outstanding Performance Unit Awards

The following table presents a summary of the 2019 activity for performance unit awards to be settled in MPLX common units:

	Performance Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2018	1,941,750	$0.80
Granted	987,994	0.76
Settled	(772,397)	0.63
Forfeited	—	—
Outstanding at December 31, 2019	2,157,347	$0.84

The number of common units that would be issued upon target vesting, using the closing price of our common units on December 31, 2019 would be 84,735 common units.

As of December 31, 2019, unrecognized compensation cost related to equity-classified performance unit awards was $1 million which is expected to be recognized over a weighted average period of 2.0 years.

Performance units paying out in MPLX common units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of the weighted average inputs used for these assumptions:

	2019	2018	2017
Risk-free interest rate	2.51%	N/A	1.52%
Look-back period	2.84 years	N/A	2.83 years
Expected volatility	25.01%	N/A	49.34%
Grant date fair value of performance units granted	$0.76	N/A	$0.90

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

Total Unit-Based Compensation Expense

Total unit-based compensation expense for awards settling in MPLX common units was $22 million in 2019, $24 million in 2018 and $18 million in 2017.

MPC’s Stock-based Compensation

Stock-based compensation expenses charged to MPLX under our employee services agreement with MPC were $10 million, $8 million and $2 million for 2019, 2018 and 2017, respectively.

22. Leases

Lessee

We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one to 59 years. Some long-term leases include renewal options ranging from one to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.

Under ASC 840, operating lease costs were $89 million in 2018 and $64 million in 2017. Under ASC 842, the components of lease cost were as follows:

	2019
(In millions)	Related Party	Third Party
Components of lease costs:
Operating lease costs	$14	$75

Finance lease cost:
Amortization of ROU assets	—	5
Interest on lease liabilities	—	1
Total finance lease cost	—	6

Variable lease cost	1	11
Short-term lease cost	—	80
Total lease cost	$15	$172

Supplemental balance sheet data related to leases were as follows:

	December 31, 2019
(In millions)	Related Party	Third Party
Operating leases
Assets
Right of use assets	$232	$365
Liabilities
Operating lease liabilities	1	66
Long-term operating lease liabilities	230	302
Total operating lease liabilities	$231	$368
Weighted average remaining lease term	47.20 years	8.59 years
Weighted average discount rate	5.80%	4.38%

Finance leases
Assets
Property, plant and equipment, gross		$46
Accumulated depreciation		19
Property, plant and equipment, net		27
Liabilities
Other current liabilities		9
Long-term debt		10
Total finance lease liabilities		$19
Weighted average remaining lease term		10.16 years
Weighted average discount rate		5.87%

As of December 31, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2020	$14	$78	$10
2021	14	73	2
2022	14	63	2
2023	14	56	2
2024	14	36	1
2025 and thereafter	605	139	10
Gross lease payments	675	445	27
Less: Imputed interest	444	77	8
Total lease liabilities	$231	$368	$19

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

Lessor

Based on the terms of fee-based transportation and storage services agreements with MPC and third parties , MPLX is considered to be the lessor under several operating lease arrangements in accordance with GAAP. These agreements have remaining terms ranging from less than 1 year to 11 years with renewal options ranging from 1 year to 5 years, with some agreements having multiple renewal options. We are also considered to be the lessor under operating lease agreements related to certain fee-based natural gas gathering, transportation and processing agreements. MPLX’s primary natural gas lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2023 and 2033, these contracts will continue thereafter on a year-to-year basis until terminated by either party.

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

During the year ended December 31, 2019, there was a modification to MPLX terminal agreements with MPC. Based on the modification, certain terminals within the MPLX terminal agreement were reclassified from operating leases to sales-type leases. As a result, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type leases were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable. When determining the net investment in the lease, certain variable payments were excluded from the total contract consideration, primarily related to fees for which there are no minimum volume commitments. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded through equity given that the dropdown of MPLXT was a common control transaction. During the year, MPLX derecognized approximately $29 million of property, plant and equipment, derecognized approximately $3 million of existing deferred rent receivable, recorded a lease receivable of approximately $47 million, recorded an unguaranteed residual asset of approximately $6 million and equity of $21 million.

Under ASC 840, MPLX’s revenue from its implicit lease arrangements, excluding executory costs, totaled approximately $1,032 million in 2018 and $601 million in 2017. Lease revenues included on the Consolidated Statements of Income during 2019 were as follows:

	2019
(In millions)	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$1,020	$257

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	N/A
Interest income (Sales-type rental revenue- fixed minimum)	6	N/A
Interest income (Revenue from variable lease payments)	$1	N/A

(1)	These amounts are presented net of executory costs.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2019:

(In millions)	Related Party	Third Party	Total
2020	$1,134	$186	$1,320
2021	1,130	179	1,309
2022	1,127	177	1,304
2023	1,074	170	1,244
2024	1,015	167	1,182
2025 and thereafter	2,699	1,072	3,771
Total minimum future rentals	$8,179	$1,951	$10,130

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2018:

(In millions)	Related Party	Third Party	Total
2019	$1,277	$171	$1,448
2020	1,275	163	1,438
2021	1,146	154	1,300
2022	1,143	151	1,294
2023	1,094	145	1,239
2024 and thereafter	3,786	1,114	4,900
Total minimum future rentals	$9,721	$1,898	$11,619

The following is a schedule of minimum future revenue on the sales-type leases with MPC as of December 31, 2019:

(In millions)	Related Party
2020	$14
2021	14
2022	14
2023	15
2024	15
2025 and thereafter	20
Total minimum future rentals	92
Less: present value discount	45
Lease receivable	$47

The following schedule summarizes MPLX’s investment in assets held for operating lease by major classes as of December 31, 2019 and 2018:

	December 31,
(In millions)	2019	2018
Natural gas gathering and NGL transportation pipelines and facilities	$1,120	$964
Processing, fractionation and storage facilities	2,176	1,670
Pipelines and related assets	362	376
Barges and towing vessels	738	619
Terminals and related assets	1,232	1,415
Refinery related assets	1,083	981
Land, building, office equipment and other	236	187
Total	6,947	6,212
Less accumulated depreciation	2,355	2,074
Property, plant and equipment, net	$4,592	$4,138

23. Commitments and Contingencies

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

At December 31, 2019 and 2018, accrued liabilities for remediation totaled $19 million and $20 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At December 31, 2019 and 2018, there were no balances with MPC for indemnification of environmental costs.

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

Other Lawsuits – MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) were parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits related to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, in July 2019, Westcon and the MPLX Parties reached an agreement to resolve the disputes among those parties relating to the Bluestone processing complex in Pennsylvania. In the quarter ended December 31, 2019, Westcon and the MPLX Parties reached agreements to resolve the remaining disputes among those parties relating to the Mobley and Cadiz processing complexes in West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. The settlements will not have a material adverse effect on MPLX’s consolidated financial position, results of operations or cash flows.

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

In connection with our approximate 9 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of Bakken Pipeline system. At December 31, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.

Contractual Commitments and Contingencies – At December 31, 2019, MPLX’s contractual commitments to acquire property, plant and equipment totaled $753 million. These commitments were primarily related to G&P plant expansion, terminal, pipeline and refining logistics projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2019, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Other Contractual Obligations – MPLX executed transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which range from four to 20 years. After the minimum volume commitments are met in the transportation and terminalling agreements, MPLX pays additional amounts based on throughput. There are escalation clauses in the transportation and terminalling agreements, which are based on Consumer Price Index adjustments. The minimum future payments under these agreements as of December 31, 2019 are as follows:

(In millions)
2020	$2,246
2021	2,222
2022	2,199
2023	2,200
2024	1,753
2025 and thereafter	191
Total	$10,811

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

(In millions)
2020	$17
2021	17
2022	17
2023	17
2024	17
2024 and thereafter	92
Total minimum payments	177
Less: Services element	68
Less: Interest	29
Total SMR liability	80
Less: Current portion of SMR liability	5
Long-term portion of SMR liability	$75

Select Quarterly Financial Data (Unaudited)

	2019
(In millions, except per unit data)	1st Qtr.(1)	2nd Qtr.(1)	3rd Qtr.	4th Qtr.
Total revenues and other income	$2,235	$2,210	$2,280	$2,316
Income from operations	912	885	926	(346)
Net income	689	657	689	(573)
Net income attributable to MPLX LP	503	482	629	(581)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	0.61	0.56	0.61	(0.58)
Common - diluted	0.61	0.55	0.61	(0.58)
Cash distributions declared per limited partner common unit	0.6575	0.6675	0.6775	0.6875
Distributions declared:
Limited partner units - Public	191	261	266	270
Limited partner units - MPC	332	431	438	446
Series A preferred units	20	21	20	20
Series B preferred units	—	21	10	11
Total distributions declared	$543	$734	$734	$747

	2018
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.(1)
Total revenues and other income	$1,420	$1,578	$1,712	$2,295
Income from operations	557	608	672	891
Net income	423	456	516	611
Net income attributable to MPLX LP	421	453	510	434
Net income attributable to MPLX LP per limited partner unit:
Common - basic	0.61	0.55	0.62	0.52
Common - diluted	0.61	0.55	0.62	0.52
Cash distributions declared per limited partner common unit	0.6175	0.6275	0.6375	0.6475
Distributions declared:
Limited partner units - Public	179	181	185	187
Limited partner units - MPC	288	316	322	327
Series A preferred units	16	20	19	20
Total distributions declared	$483	$517	$526	$534

(1)
As discussed in Note 1, MPLX’s acquisition of ANDX is considered a transfer between entities under common control due to MPC’s prior relationship with ANDX. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. Accordingly, the tables above include the historical results of ANDX beginning October 1, 2018. Amounts shown for the fourth quarter of 2018 as well as the first and second quarters of 2019 are different than amounts previously reported for Total revenues and other income, Income from operations and Net income as a results of this retrospective adjustment for ANDX. Total revenues and other income originally reported for the fourth quarter of 2018 and the first and second quarters of 2019 was $1,715 million, $1,646 million and $1,629 million, respectively. Income from operations originally reported for the fourth quarter of 2018 and the first and second quarters of 2019 was $666 million, $678 million and $659 million, respectively. Net income originally reported for the fourth quarter of 2018 and the first and second quarters of 2019 was $439 million, $509 million and $488 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

MPLX’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934 Act, as amended, as of December 31, 2019. Based on this evaluation, MPLX’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF MPLX LP

MPLX GP LLC, our general partner, is a wholly-owned subsidiary of MPC. Our general partner manages our operations and activities through its directors and executive officers. Our unitholders do not nominate candidates for, or vote for the election of, the directors of our general partner. Through its indirect ownership of all of the membership interests in our general partner, MPC elects all members of our general partner’s board of directors (the “Board”). Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Our general partner’s executive officers are appointed by, and serve at the discretion of, the Board.

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
DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC

The following table shows information for our directors, and executive and corporate officers as of January 31, 2020.

Name	Age	Position with MPLX GP LLC
Gary R. Heminger	66	Chairman of the Board of Directors
Michael J. Hennigan	60	Director, President and Chief Executive Officer
Pamela K.M. Beall	63	Director, Executive Vice President and Chief Financial Officer
Michael L. Beatty	72	Director
Christopher A. Helms	65	Director
Garry L. Peiffer	68	Director
Dan D. Sandman	71	Director
Frank M. Semple	68	Director
J. Michael Stice	60	Director
John P. Surma	65	Director
Donald C. Templin	56	Director
Gregory S. Floerke	56	Executive Vice President, Gathering and Processing
John S. Swearingen	60	Executive Vice President, Logistics and Storage
Suzanne Gagle	54	General Counsel
Raymond L. Brooks*	59	Senior Vice President
Rick D. Hessling*	53	Senior Vice President
Brian K. Partee*	46	Senior Vice President
David L. Whikehart*	60	Senior Vice President
Timothy J. Aydt*	56	Vice President, Business Development
Molly R. Benson*	53	Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary
Peter Gilgen*	63	Vice President and Treasurer
C. Kristopher Hagedorn	43	Vice President and Controller
Kristina A. Kazarian*	37	Vice President, Investor Relations
Shawn M. Lyon*	52	Vice President, Operations

*	Corporate officer

Mr. Heminger has served as Chairman of the Board since June 2012 and as Chief Executive Officer from June 2012 through October 2019. He has served as MPC’s Chairman of the Board since April 2016, as its Chief Executive Officer since June 2011, and as its President from 2011 to 2017. Mr. Heminger began his career with Marathon in 1975 and has served in roles in finance and administration, auditing, marketing and commercial, and business development, including as President of Marathon Pipe Line Company; Manager, Business Development and Joint Interest of Marathon Oil Company; and Vice President and Senior Vice President, Business Development, Marathon Ashland Petroleum LLC. In 2001, he was named Executive Vice President, Supply, Transportation and Marketing, and was appointed President of Marathon Petroleum Company LLC and Executive Vice President-Downstream of Marathon Oil Corporation later that year. Mr. Heminger has announced his plans to retire from the Board and from MPC effective April 29, 2020.

Mr. Heminger serves on the boards of directors and executive committees of the American Petroleum Institute (API) and the American Fuel & Petrochemicals Manufacturers (AFPM), and is a member of the Oxford Institute for Energy Studies. He is Chair of The Ohio State University Board of Trustees and past Chair of the Tiffin University Board of Trustees. Mr. Heminger holds a bachelor’s degree in accounting from Tiffin University and a master’s degree in business administration from the University of Dayton, and he is a graduate of the Wharton School Advanced Management Program at the University of Pennsylvania.
Qualifications: Mr. Heminger brings to the Board energy industry expertise, extensive knowledge of all aspects of our business and a breadth of transactional experience. As our former Chief Executive Officer, he leverages that expertise in advising on our strategic direction and apprising the Board on issues of significance to our industry and to us.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2011); Tesoro Logistics GP, LLC (2018-2019); Fifth Third Bancorp (since 2006); PPG Industries, Inc. (since 2017)
Mr. Hennigan was appointed Chief Executive Officer effective November 2019 and has served as President since June 2017. He has also served on the Board of Directors since June 2017. Prior to joining us in 2017, Mr. Hennigan was President, Crude, NGL and Refined Products of the general partner of Energy Transfer Partners L.P., an energy service provider. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P., an oil and gas transportation, terminalling and storage company, from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development beginning in 2009. Mr. Hennigan holds a bachelor’s degree in chemical engineering from Drexel University.
Qualifications: Mr. Hennigan brings to the Board a unique perspective and valued guidance gained from more than 38 years of industry experience, including as the president and chief executive officer of a successful growth-oriented master limited partnership.
Other Public Company Directorships: Tesoro Logistics GP, LLC (2018-2019); Sunoco Partners LLC (2010-2017); Niska Gas Storage Partners LLC (2014-2016)
Ms. Beall was appointed Executive Vice President and Chief Financial Officer effective 2016, and was elected a member of the Board in January 2014. Ms. Beall began her career with Marathon in 1978 as an auditor. She then served as General Manager, Treasury Services, at USX Corporation; Vice President and Treasurer at NationsRent, Inc. and OHM Corporation; and as a member of the boards of directors of System One Services, Inc. and Boyle Engineering. Ms. Beall rejoined Marathon in 2002, serving in areas of increasing responsibility, including as Director, Corporate Affairs; Organizational Vice President, Business Development - Downstream; Vice President of Global Procurement, Marathon Oil Company; and Vice President of Products, Supply & Optimization. She served as MPC’s Vice President, Investor Relations and Government & Public Affairs from 2011 to 2014, when she was named President of MPLX GP. Ms. Beall was also named Executive Vice President, Corporate Planning and Strategy of MPLX GP in 2016. She serves on the University of Findlay Board of Trustees and is a member of the Ohio Society of CPAs. Ms. Beall holds a bachelor’s degree in accounting from the University of Findlay and a master’s degree in business administration from Bowling Green State University, and she has attended the Oxford Institute for Energy Studies. She is licensed as a certified public accountant in Ohio.
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
Other Public Company Directorships: Tesoro Logistics GP, LLC (2018-2019); National Retail Properties, Inc. (since 2016)
Mr. Beatty was elected a member of the Board in December 2015, at the time of the MarkWest Merger. Mr. Beatty served on the board of directors of MarkWest’s general partner from 2008 to 2015, and prior to that, on the board of directors of MarkWest Hydrocarbon. Mr. Beatty is a former Chairman of the law firm of Beatty & Wozniak, P.C., with a practice focused exclusively on energy, including oil and gas exploration, regulatory affairs, public lands, litigation and title. He began his career in the energy industry as in-house counsel for Colorado Interstate Gas Company, and ultimately became Executive Vice President, General Counsel and Director of The Coastal Corporation. He also served as Chief of Staff to Governor Roy Romer of Colorado. Mr. Beatty holds an undergraduate degree from the University of California, Berkeley and a juris doctor degree from Harvard Law School. He also serves on the board of directors of the Cystic Fibrosis Foundation.
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
Other Public Company Directorships: Denbury Resources Inc. (2007-2015); MarkWest Energy GP, L.L.C. (2008-2015)
Mr. Helms was elected a member of the Board effective October 2012. Mr. Helms is President and Chief Executive Officer of US Shale Management Company, a wholly-owned subsidiary of US Shale Energy Advisors LLC. Mr. Helms is the co-founder of US Shale Energy Advisors LLC, a privately owned entity engaged in the development, ownership and operation of midstream energy assets. He also serves on the board of directors of TRC Companies, L.L.C. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer. He was Group President, Pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission, storage and midstream businesses. Prior to joining NiSource, Mr. Helms held senior executive positions with CMS Energy Corporation, and subsidiaries of Duke Energy Corporation and PanEnergy Corp. from 1990 to 2005. Mr. Helms holds a bachelor’s degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.

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
Other Public Company Directorships: Range Resources Corporation (2014-2019); Questar Corporation (2013-2016)
Mr. Peiffer was elected a member of the Board in June 2012, and served as our President from 2012 until his retirement in January 2014. He also served as MPC’s Executive Vice President, Corporate Planning and Investor & Government Relations from 2011 until his retirement. He is a member of the board of directors of the Fifth Third Bank (Northwestern Ohio). Mr. Peiffer is also a member of the boards of trustees of the Blanchard Valley Health System and the Findlay-Hancock County Community Foundation and serves on the Blanchard Valley Port Authority Board. He began his career with Marathon in 1974, where he held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, Mr. Peiffer was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
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
Other Public Company Directorships: None within the last five years
Mr. Sandman was elected a member of the Board effective October 2012. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. He serves on the CONSOL Coal Resources GP LLC Board of Directors and has served on the board of directors of Roppe Corporation, a privately held company, since 1987. Additionally, Mr. Sandman serves on the boards of directors of the Carnegie Science Center, the Carnegie Hero Commission and Grove City College. He has served as a court-appointed mediator of commercial cases pending in U.S. federal courts and has lectured on corporate governance law at Oxford University. Mr. Sandman began his career with Marathon in 1973, serving in various legal positions of increasing responsibility, ultimately being named General Counsel and Secretary of Marathon in 1986. In 1993, he was named General Counsel and Secretary of USX Corporation. Upon the spinoff of United States Steel Corporation from USX in 2002, Mr. Sandman was named Vice Chairman of the Board of Directors and Chief Legal and Administrative Officer of United States Steel, where he served until his retirement in 2007. During his time with United States Steel, Mr. Sandman was also responsible at various times for management and oversight of aspects of Human Resources, Executive Compensation, Public Relations, Environmental and Government Affairs, the Law Organization and the Corporate Secretary’s office. Mr. Sandman holds a bachelor’s degree from The Ohio State University and a juris doctor degree from The Ohio State University College of Law, and he attended the Stanford Executive Program in 1989.
Qualifications: Mr. Sandman brings to the Board considerable experience in legal and business affairs, transactional law, regulatory compliance and corporate governance, ethics and risk management matters, as well as an energy industry background.
Other Public Company Directorships:  CONSOL Coal Resources GP LLC (since 2017)
Mr. Semple was elected a member of the Board effective December 2015, at the time of the MarkWest Merger. He was appointed our Vice Chairman at the close of the MarkWest Merger and served in that position until his retirement in October 2016. He also served on the MPC Board of Directors from December 2015 until October 2018. Prior to joining us, Mr. Semple served as President and Chief Executive Officer of MarkWest beginning in 2003, and as Chairman of the Board beginning in 2008. Prior to his time at MarkWest, he served 22 years with The Williams Companies, Inc. and WilTel Communications, including as Chief Operating Officer of WilTel Communications, Senior Vice President/General Manager of Williams Natural Gas Company, Vice President of Operations and Engineering for Northwest Pipeline Company and division manager for Williams Pipe Line Company. Prior to joining Williams, Mr. Semple served in the United States Navy. He holds a bachelor’s degree in mechanical engineering from the United States Naval Academy and has completed the Program for Management Development at Harvard Business School.
Qualifications: Mr. Semple brings to the Board proven leadership ability in managing a complex business and a deep understanding of the midstream sector gained from his experience as Chairman and Chief Executive Officer of MarkWest, as well as significant experience regarding operations, strategic planning, finance and corporate governance matters.
Other Public Company Directorships: Tortoise Acquisition Corp (since 2019); Tesoro Logistics GP, LLC (2018-2019); Marathon Petroleum Corporation (2015-2018); MarkWest Energy GP, L.L.C. (2003-2015)
Mr. Stice was elected a member of the Board effective April 2018, and as a member of the MPC Board of Directors in February 2017. He has served as the Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since August 2015. Mr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P., a gathering and processing master limited partnership, in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. and Senior Vice President of natural gas projects of Chesapeake

Energy Corporation since 2008. Mr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.
Qualifications: Mr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and previously served on the board of directors of MarkWest, which we acquired in 2015. He has 35 years of experience in the upstream and midstream gas businesses.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2017); U.S. Silica Holdings, Inc. (since 2013); Spartan Energy Acquisition Corporation (since 2018); Access Midstream Partners GP, L.L.C. (2012-2015); MarkWest Energy GP, L.L.C. (2015); SandRidge Energy, Inc. (2015-2016); Williams Partners GP LLC (2015)
Mr. Surma was elected a member of the Board effective October 2012, and as a member of the MPC Board of Directors in July 2011. He retired as the Chief Executive Officer and Executive Chairman of United States Steel Corporation, an integrated steel producer, in 2013. Prior to joining United States Steel, Mr. Surma served in several executive positions with Marathon, including as Senior Vice President, Finance & Accounting of Marathon Oil Company in 1997; President, Speedway SuperAmerica LLC in 1998; Senior Vice President, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000; and President of Marathon Ashland Petroleum in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP, becoming a partner in 1987. In 1983, Mr. Surma participated in the President’s Executive Exchange Program in Washington, D.C., serving as Executive Staff Assistant to the Federal Reserve Board’s Vice Chairman. Mr. Surma is on the board of the University of Pittsburgh Medical Center, and formerly chaired the boards of the Federal Reserve Bank of Cleveland and the National Safety Council. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations, serving from 2010 to 2014, including as Vice Chairman. Mr. Surma holds a bachelor’s degree in accounting from Pennsylvania State University.
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired chairman and chief executive officer of a large industrial firm and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2011); Concho Resources Inc. (since 2014); Ingersoll-Rand plc (since 2013); Public Service Enterprise Group Inc. (since 2019); United States Steel Corporation (2001-2013)
Mr. Templin was elected a member of the Board in June 2012. He was appointed Executive Vice President and Chief Financial Officer of MPC effective July 2019. Prior to this appointment, he served as President, Refining, Marketing and Supply of MPC beginning in October 2018, President of MPC beginning in 2017, President of MPLX GP and Executive Vice President of MPC beginning in 2016, Executive Vice President, Supply, Transportation and Marketing of MPC beginning in 2015, Vice President and Chief Financial Officer of MPLX GP beginning in 2012, and Senior Vice President and Chief Financial Officer of MPC beginning in 2011. Prior to joining MPC, Mr. Templin was a managing partner of the audit practice of PricewaterhouseCoopers LLP with more than 25 years of providing auditing and advisory services to a wide variety of private, public and multinational companies. He is a member of the Grove City College Board of Trustees and past Chairman of the Downstream Committee of API. Mr. Templin is a graduate of Grove City College, a certified public accountant, a member of the American Institute of Certified Public Accountants and has attended the Oxford Institute for Energy Studies.
Qualifications: Mr. Templin brings to the Board direct insight into all aspects of our business, from an operational and commercial perspective, and in the areas of accounting, audit and financial management. His long and successful background in public accounting for energy sector clients affords him insight into public company financial reporting requirements and related matters.

Other Public Company Directorships: Tesoro Logistics GP, LLC (2018-2019); Calgon Carbon Corporation (2013-2018)
Mr. Floerke was appointed Executive Vice President, Gathering and Processing effective 2018. Prior to this appointment, he served as Executive Vice President and Chief Operating Officer, MarkWest Operations beginning in July 2017, and Executive Vice President and Chief Commercial Officer, MarkWest Assets beginning in December 2015, at the time of the MarkWest Merger. Before joining us, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P., a gathering and processing master limited partnership, from 2011 until 2013.
Mr. Swearingen was appointed Executive Vice President, Logistics and Storage effective July 2017. Prior to this appointment, he served as Vice President, Crude Oil and Refined Products Pipelines and Chief Operating Officer, Pipeline Operations and as MPC’s Senior Vice President, Transportation and Logistics beginning in March 2015. He previously served in various leadership positions with MPC and its affiliates, including as MPC’s Vice President, Health, Environment, Safety and Security beginning in 2011 and President of Marathon Pipe Line LLC beginning in 2009.
Ms. Gagle was appointed General Counsel effective October 2017, and General Counsel of MPC effective March 2016. Prior to this appointment, she served as MPC’s Assistant General Counsel, Litigation and Human Resources beginning in April 2011, Senior Group Counsel, Downstream Operations beginning in 2010, and Group Counsel, Litigation beginning in 2003.
Mr. Brooks was appointed Senior Vice President effective February 2018, and MPC’s Executive Vice President, Refining effective October 2018. Prior to this appointment, he served as MPC’s Senior Vice President, Refining beginning in March 2016, General Manager of MPC’s Galveston Bay, Texas refinery beginning in February 2013, General Manager of MPC’s Robinson, Illinois refinery beginning in 2010, and General Manager of MPC’s St. Paul Park, Minnesota refinery beginning in 2006.
Mr. Hessling was appointed Senior Vice President, and MPC’s Senior Vice President, Crude Oil Supply and Logistics effective October 2018. Prior to this appointment, he served as MPC’s Manager, Crude Oil & Natural Gas Supply and Trading beginning in September 2014, and Crude Oil Logistics & Analysis Manager beginning in July 2011.
Mr. Partee was appointed Senior Vice President, and MPC’s Senior Vice President, Marketing effective October 2018. Prior to this appointment, he served as MPC’s Vice President, Business Development beginning in February 2018, Director of Business Development beginning in January 2017, Manager of Crude Oil Logistics beginning in September 2014, and Vice President, Business Development and Franchise at Speedway beginning in November 2012.
Mr. Whikehart was appointed Senior Vice President, and MPC’s Senior Vice President, Light Products, Supply and Logistics effective October 2018. Prior to this appointment, he served as MPC’s Vice President, Environment, Safety and Corporate Affairs beginning in February 2016, Vice President, Corporate Planning, Government & Public Affairs beginning in January 2016, and Director, Product Supply and Optimization beginning in March 2011.
Mr. Aydt was appointed Vice President, Business Development effective November 2018. Prior to this appointment, he served as Vice President, Operations and President of Marathon Pipe Line LLC beginning in January 2017, MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and Project Director for the Detroit Heavy Oil Upgrade Project beginning in 2008.
Ms. Benson was appointed Vice President, Chief Compliance Officer and Corporate Secretary for MPC and us effective March 2016, and Chief Securities and Governance Officer of MPC and us effective June 2018. Prior to her 2016 appointment, Ms. Benson was MPC’s Assistant General Counsel, Corporate and Finance beginning in April 2012, and Group Counsel, Corporate and Finance beginning in 2011.

Mr. Gilgen was appointed Vice President and Treasurer effective February 2017. Prior to that, he was our Assistant Treasurer beginning in 2012 and the Assistant Treasurer of MPC beginning in 2011.
Mr. Hagedorn was appointed Vice President and Controller effective October 2017. Prior to this appointment, he was Vice President and Controller at CONSOL Energy Inc., a Pennsylvania-based coal producer and exporter, beginning in 2015, Assistant Controller beginning in 2014 and Director, Financial Accounting beginning in 2012. He was Chief Accounting Officer for CONE Midstream Partners LP, a publicly traded master limited partnership with gathering assets in the Appalachian Basin, from 2014 to 2015. Previously, Mr. Hagedorn served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 1998.
Ms. Kazarian was appointed Vice President, Investor Relations for MPC and us effective April 2018. Prior to this appointment, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank, a global investment bank and financial services company, beginning in September 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
Mr. Lyon was appointed Vice President, Operations and President, Marathon Pipe Line LLC effective November 2018. Prior to that, he was Vice President of Operations for Marathon Pipe Line LLC beginning in 2011.
GOVERNANCE FRAMEWORK
Our Governance Principles provide the functional framework of our Board. They address, among other things, the primary roles, responsibilities and oversight functions of the Board and its committees, director independence, committee composition, the process for director selection and director qualifications, director compensation and director retirement and resignation.
Our Code of Business Conduct, which applies to all of our directors, officers and employees, defines our expectations for ethical decision-making, accountability and responsibility. Our Code of Ethics for Senior Financial Officers, which is specifically applicable to our Chief Executive Officer, Chief Financial Officer, Controller, and other leaders performing similar roles, affirms the principle that the honesty, integrity and sound judgment of our senior executives with responsibility for preparation and certification of our financial statements are essential to the proper functioning and success of our company. Printed copies of these documents are available upon request to our Corporate Secretary. We would post on our website any amendments to, or waivers from, either of these codes requiring disclosure under applicable rules within four business days following any such amendment or waiver.
Our Whistleblowing as to Accounting Matters Policy establishes procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters, and provides for the confidential, anonymous submission of concerns by employees or others regarding questionable accounting or auditing matters.
Copies of the Governance Principles, the Code of Business Conduct, the Code of Ethics for Senior Financial Officers, and the Whistleblowing as to Accounting Matters Policy are available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate-Governance.
DIRECTOR INDEPENDENCE
The Board currently consists of eleven directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised of at least three independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions, and has determined that each of Messrs. Beatty, Helms, Peiffer, Sandman, Semple, Stice and Surma meets the independence standards in our Governance Principles, has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.
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
When the CEO or another management director is elected Chairman, the Board has appointed an independent director as “Lead Director” to provide independent director oversight and preside over executive sessions of the Board or other Board meetings when the Chairman is absent.
Mr. Sandman, an independent director, currently serves as Lead Director of the Board. The Board believes that this leadership structure is in the best interests of our unitholders and us at this time because it strikes an effective balance between management and independent director participation in the Board process.
COMMITTEES OF THE BOARD
Our Board has a standing Audit Committee and Conflicts Committee, and may have such other committees as the Board shall determine from time to time. Each committee operates under a written charter, which is available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate-Governance. Each charter requires the applicable committee to annually assess and report to the Board on the adequacy of the charter.
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
Our Audit Committee is comprised of Messrs. Peiffer (Chair), Beatty, Helms and Sandman. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that Mr. Peiffer qualifies as an “audit committee financial expert,” as defined by SEC rules, based on the attributes, education and experience further described in his biography under “Directors and Executive Officers of MPLX GP LLC,” above.

Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2019 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP, the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s communications with the Audit Committee concerning independence, and has discussed with PricewaterhouseCoopers LLP its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the SEC.
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
COMMUNICATING WITH THE BOARD
All interested parties, including unitholders, may communicate directly with the Board, the Chairs of the Board’s standing committees and the independent directors as follows:
Mail:     Attn: Corporate Secretary, MPLX GP LLC, 200 East Hardin Street, Findlay, OH 45840.
Email:

•	Independent Directors (individually or as a group): non-managedirectors@mplx.com

•	Audit Committee Chair: auditchair@mplx.com

•	Conflicts Committee Chair: conflictschair@mplx.com
Our Corporate Secretary will forward to the directors all communications that, in her judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations and matters not relevant to the Partnership’s affairs.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

This Executive Compensation Discussion and Analysis (“CD&A”) provides an overview of our compensation philosophy and objectives and explains how and why 2019 compensation decisions were made for our named executive officers (our “NEOs”). We recommend that this section be read together with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11.
NAMED EXECUTIVE OFFICERS

This CD&A focuses on the compensation for our NEOs, which for 2019 included our Chairman and former Chief Executive Officer (“CEO”), current CEO, Chief Financial Officer, and three other most highly compensated executive officers serving at the end of 2019. Our NEOs for 2019 were:

Name	Title
Gary R. Heminger	Chairman
Michael J. Hennigan	President and Chief Executive Officer MPLX
Pamela K.M. Beall	Executive Vice President and Chief Financial Officer
John S. Swearingen	Executive Vice President, Logistics and Storage
Suzanne Gagle	General Counsel
Gregory S. Floerke	Executive Vice President, Gathering and Processing
Mr. Heminger has served as our Chairman since June 2012 and as CEO from June 2012 through October 31, 2019. Mr. Hennigan was appointed President and CEO effective November 1, 2019, having previously served as President since June 2017.
COMPENSATION DECISIONS AND ALLOCATION

We do not directly employ any of the personnel responsible for managing and operating our business, including our NEOs. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC or one of its affiliates. Under the terms of an omnibus agreement, described in Item 8. Financial Statements and Supplementary Data, Note 6 of this report, we pay MPC a fixed amount in return for these services, including services provided by our NEOs, which totaled approximately $10.3 million for 2019. The only direct compensation we provide our NEOs is in the form of long-term incentive awards of our equity, which are shown in the “2019 Grants of Plan-Based Awards” table and accompanying narrative below.

Compensation Decisions
We have adopted the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including MPC, who provide services to our business. The Compensation and Organization Development Committee of MPC’s board of directors (“MPC’s Compensation Committee”), currently comprised of five independent directors, recommends awards under the MPLX 2018 Plan for our NEOs, subject to approval by our Board, which typically considers such awards on an annual basis. Our Board makes all final determinations with respect to awards under this plan. All other compensation decisions for our NEOs are made by MPC's Compensation Committee and are not subject to approval by our Board or us.

Compensation Allocation

Mr. Heminger, our Chairman, is also CEO and Chairman of MPC, and is generally compensated by MPC for the services he provides to MPC and its affiliates, including us. Mr. Heminger devotes less than a majority of his total business time to us, and we reimburse MPC a fixed amount under our omnibus agreement in return for his services to us. We disclose in this CD&A the amount we reimburse MPC for Mr. Heminger’s services, as well as the long-term incentive awards we have granted him. Together, these represent all of the material elements of Mr. Heminger’s compensation attributable to the services he provides to our business.

As Ms. Beall and Messrs. Hennigan and Floerke devoted most of their total business time to us in 2019, this CD&A discloses all components of their compensation. This CD&A discloses all components of Mr. Swearingen’s compensation, with the non-equity elements generally prorated at 75% to reflect the portion of his time allocated to us for 2019 under our omnibus agreement, and all components of Ms. Gagle’s compensation, with the non-equity elements generally prorated at 50% to reflect the portion of her time allocated to us for 2019 under our omnibus agreement.

Compensation Consultant

Our Board does not have a standing compensation committee and has not hired its own compensation consultant. MPC’s Compensation Committee has engaged Pay Governance, LLC to provide compensation consulting services and comparative compensation information. This information is typically shared with our Board for use in making certain compensation decisions for our NEOs.
EXECUTIVE COMPENSATION PROGRAM
Base Salary

MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. In setting base salary, MPC’s Compensation Committee evaluates peer group and other market data, each individual’s experience, contribution and demonstrated performance, MPC’s current and future succession needs, business results and external competitiveness. Taking these matters into consideration, MPC’s Compensation Committee made the following adjustments to our NEOs’ base salaries for 2019:

Name	Previous Base Salary ($)	Base Salary Effective Apr. 1, 2019 ($)	Increase (%)
Hennigan	900,000	950,000	5.6%
Beall	545,000	560,000	2.8%
Swearingen	393,750	405,000	2.9%
Gagle	287,500	312,500	8.7%
Floerke	525,000	540,000	2.9%
The MPC Compensation Committee’s decisions to increase Mr. Hennigan’s and Ms. Gagle’s base salaries in particular were based on each NEO’s continued strong performance and the MPC Compensation Committee’s determination to bring each NEO closer to the market median for his or her position. Mr. Hennigan’s base salary was further increased to $1,050,000 (a 10.5% increase) effective November 1, 2019, in recognition of the additional responsibilities he assumed upon his appointment as CEO of MPLX effective on that date. The decisions to increase the base salaries of Ms. Beall, Mr. Swearingen and Mr. Floerke reflect annual merit program increases to maintain market competitiveness.
As noted above in “Compensation Decisions and Allocation,” the non-equity elements, including base salary, of Mr. Swearingen’s and Ms. Gagle’s compensation are reflected in this table and in the “2019 Summary Compensation Table” below at 75% and 50%, respectively, to reflect the portions of their time allocated to us for 2019 under our omnibus agreement.
As noted above in “Compensation Decisions and Allocation,” we reimburse MPC a fixed amount in return for Mr. Heminger's services to us. For 2019, this amount was $1,490,000, which is reflected under “Salary” in the “2019 Summary Compensation Table” below.
Annual Cash Bonus Program

Our NEOs were eligible to participate in MPC’s 2019 Annual Cash Bonus (“ACB”) program, which MPC’s Compensation Committee approved in February 2019, as part of their compensation for the services they provide to MPC and its affiliates, including us. MPC determines awards to our NEOs under the ACB program without input from our Board or us. Under our omnibus agreement, no portion of any bonus paid to our NEOs under the ACB is charged back to us. Awards under the ACB program for our NEOs are calculated as follows:

Year-End Base Salary	×	Bonus Target	×	Performance	=	Final Award

Bonus Target is a percentage of each NEO’s base salary. MPC’s Compensation Committee generally approves target bonus opportunities for our NEOs based on analysis of market-competitive data for MPC’s compensation peer group, while also taking into consideration each executive’s experience, relative scope of responsibility and potential, other market data, and any other information MPC’s Compensation Committee deems relevant in its discretion.

Performance metrics are established by MPC’s Compensation Committee at the beginning of the performance year. Once the performance year has ended, MPC’s Compensation Committee reviews and assesses company performance against the performance metrics, as well as other factors MPC’s Compensation Committee deems relevant in its discretion, including each NEO’s organizational and individual performance.

Payout results may be above or below target based on actual company and individual performance and are capped at 200% of each NEO’s target award.
There is no guaranteed minimum ACB payout.

2019 MPC Company Metrics and Performance

MPC's Compensation Committee believes it is important for the ACB program to emphasize pre-established financial and operational (including environmental and safety) performance measures, and has determined to collectively weight these measures at 70%. The following table provides the goals for each metric, target weighting and MPC’s performance achieved in 2019 ($ in millions):

Category	Performance Metric	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout	Result	Target Weighting	Performance Achieved
Financial	Operating Income Per Barrel	5th or 6th Position	3rd or 4th Position	1st or 2nd Position	3rd Position	15%	15%
					(100% of target)
	Synergy Capture	$240	$480	$960	$1,404	10%	20%
					(200% of target)
	Distributable Cash Flow at MPLX LP	$3,797	$4,219	$4,430	$4,100	10%	8.59%
					(85.9% of target)
	EBITDA	$6,500	$10,800	$12,850	$10,351	5%	4.74%
					(94.78% of target)
Operational	Mechanical Availability	94.5%	95.5%	96.5%	96.7%	10%	20%
					(200% of target)
	Marathon Safety Performance Index	1.00	0.65	0.40	0.67	5%	4.86%
					(97.14% of target)
	Process Safety Events Rate	0.55	0.37	0.25	0.32	5%	7.08%
					(141.67% of target)
	Designated Environmental Incidents	180	145	110	85	5%	10%
					(200% of target)
	Quality Incidents	$0.8	$0.4	$0.2	$0.055	5%	10%
					(200% of target)
					Total	70%	100.27%

Operating Income per Barrel of crude oil throughput compared to a group of MPC’s peer companies: BP p.l.c.; Chevron Corporation; Exxon Mobil Corporation; HollyFrontier Corporation; PBF Energy Inc.; Phillips 66; and Valero Energy Corporation.

Synergy Capture tracks annualized ongoing enhanced revenue or margin, cost savings and avoided planned capital outlays realized in connection with MPC’s acquisition of Andeavor.

Distributable Cash Flow at MPLX is a non-GAAP measure reflecting cash flow available to be paid to our common unitholders, as disclosed in our consolidated financial statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information for more information about this non-GAAP measure. This metric also includes distributable cash flow at ANDX, which we acquired by merger effective July 30, 2019.

EBITDA is a non-GAAP performance metric derived from MPC’s consolidated financial statements. It is calculated as MPC’s earnings before interest and financing costs, interest income, income taxes, depreciation and amortization expense, adjusted for certain items, including impairment expenses, inventory market valuation adjustments, effects of acquisitions and divestitures, and certain other non-cash charges and credits.

Mechanical Availability measures the availability of the processing equipment in MPC’s refineries and the critical equipment in MPC’s midstream assets.

Marathon Safety Performance Index measures MPC’s success and commitment to employee safety. Goals are set annually at best-in-class industry performance, focusing on continual improvement and include common industry metrics.

Process Safety Events Rate measures MPC’s ability to identify, understand and control certain process hazards.

Designated Environmental Incidents measures certain internal environmental performance metrics.

Quality Incidents measures the impact of product quality incidents and cumulative costs to MPC.
The performance levels for each metric were established for 2019 by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2019, MPC's business plan and MPC’s overall strategy. At the time the performance levels were set, the threshold levels were viewed as likely achievable, the target levels were viewed as challenging but achievable, and the maximum levels were viewed as extremely difficult to achieve.
The remaining 30% of MPC company performance is evaluated by MPC’s Compensation Committee based upon a number of discretionary factors, including business results in light of opportunities and challenges encountered during the year and adjustments due to the volatility in petroleum-related commodity prices throughout the year, which makes it difficult to establish reliable, pre-determined goals and individual performance achievements. Key factors considered for 2019 included:

•	MPC achieved full-year earnings for 2019 of $2.6 billion.

•	MPC’s sustained focus on shareholder returns, with $3.3 billion returned to shareholders through dividends and share repurchases.

•	Successful integration of Andeavor into MPC, with the synergies realized well over first-year target.

•	Successful merger of ANDX into MPLX.
2019 NEO Individual Performance

In addition to an evaluation of MPC company performance, MPC’s Compensation Committee reviews the NEOs’ performance, both collectively as a team and individually, in executing MPC’s and our business objectives. As a team, our NEOs focused on enhancing value for MPC’s shareholders and our unitholders in the following general categories:

•	Enhancement of MPC shareholder and MPLX unitholder value through return of capital and unlocking midstream asset value.

•	Successful integration of Andeavor and ANDX into MPC and MPLX operations.

•	Excellence in environmental, personal safety and process safety improvement.

•	Talent development, retention, succession and acquisition.

•	System integration, optimization and removing bottlenecks.

•	Growth through organic expansion and acquisition opportunities.

•	Growth of market share for gasoline and diesel.

•	Progress on diversity and inclusion initiatives.
In addition to these areas of general team focus, MPC’s Compensation Committee evaluated our NEOs based upon their responsibility for certain strategic projects and initiatives and their contribution to the successful execution of MPC’s and our business objectives.
ACB Payments for 2019

In February 2020, MPC's Compensation Committee certified the results under the performance metrics for the 2019 ACB program and, taking into consideration MPC's performance relative to the pre-established metrics, the key factors discussed above and each NEO's organizational and individual performance, awarded the following amounts under the ACB program to our NEOs for 2019:

Name	2019 Year-End Base Salary ($)	Bonus Target as a % of Base Salary	Target Bonus ($)		Final Award as a % of Target	Final Award ($)
Hennigan	1,050,000	125	1,112,000	*	180	2,000,000
Beall	560,000	70	392,000		172	675,000
Swearingen	405,000	70	283,500		164	465,000
Gagle	312,500	70	218,750		171	375,000
Floerke	540,000	70	378,000		164	620,000

*	Mr. Hennigan’s Target Bonus amount was adjusted to reflect his change in base salary and bonus target as he transitioned from his role as our President to service as our President and CEO.
As noted above in “Compensation Decisions and Allocation,” the non-equity elements, including base salary and ACB payouts, of Mr. Swearingen’s and Ms. Gagle’s compensation are reflected in this table and in the “2019 Summary Compensation Table” below at 75% and 50%, respectively, to reflect the portions of their time allocated to us for 2019 under our omnibus agreement.
MPLX Long-Term Incentive Compensation Program

Our long-term incentive (“LTI”) compensation program is designed to promote achievement of our long-term business objectives by linking our NEOs’ compensation directly to long-term company and equity performance, thereby strengthening alignment between our NEOs’ interests and our unitholders’ interests. Awards to our NEOs under our LTI program are granted by a committee of our Board comprised of the independent directors (the “MPLX Committee”) following a recommendation by MPC's Compensation Committee. For 2019, the MPLX Committee determined that our NEOs would receive 50% of their MPLX LTI award in the form of performance units and 50% in the form of phantom units.

MPLX Performance Units align our NEOs’ long-term interests with the long-term interests of our unitholders by conditioning payout on the performance of our total unitholder return and distributable cash flow relative to that of our peers over a three-year period.

MPLX Phantom Units promote our NEOs’ ownership of our common units, strengthening alignment between our NEOs’ interests and the interests of our unitholders, and help them comply with our unit ownership guidelines.

See the “2019 Grants of Plan-Based Awards” table and accompanying narrative below for more information about the specific awards granted to our NEOs in 2019.

2017 MPLX Performance Unit Payouts
The 2017 performance units, awarded in February 2017 to certain of our NEOs as part of our 2017 LTI program, were based 50% on our total unitholder return (“TUR”) relative to a peer group of midstream companies and 50% on a metric that measures the growth of our distributable cash flow (“DCF”), in each case measured over a three-year performance cycle. The MPLX Committee believes the relative TUR and DCF metrics are important indicators of performance as they are commonly used by unitholders to measure a master limited partnership’s performance against others within the same industry.

TUR Calculation		Measurement Periods

(Ending Unit Price - Beginning Unit Price) + Cumulative Cash Distributions		First 12 months
Beginning Unit Price		Second 12 months
The beginning and ending unit price is the average of each company’s closing unit price for the 20 trading days immediately preceding each applicable date.		Third 12 months
Entire 36-month period

2017 MPLX Performance Unit Peer Group
Andeavor Logistics LP*	Enterprise Products Partners L.P.	Valero Energy Partners LP*
Buckeye Partners, L.P.*	Magellan Midstream Partners, L.P.	Western Midstream Operating, LP
Enbridge Energy Partners, L.P.**	Phillips 66 Partners LP	Williams Partners L.P.**
Energy Transfer Partners, L.P.**	Plains All American Pipeline, L.P.

*Removed effective January 1, 2019 due to industry consolidation.
**Removed effective January 1, 2018 due to industry consolidation.
Our relative TUR performance percentile was measured for each measurement period, with the payout for performance between quartiles determined using linear interpolation:

TUR Percentile	Below 25th*	25th*	50th	100th (Highest)
Payout (% of Target)	0%	50%	100%	200%
*Increased to the 30th percentile for awards granted in 2018 and thereafter.
The DCF metric threshold, target and maximum levels were calculated by applying 8%, 10% and 12% compound annual growth rates, respectively, over the DCF per MPLX common unit at December 31, 2016 ($2.35), with the payout for performance between quartiles determined using linear interpolation:

DCF per common unit at 12/31/2019	Below $2.96	$2.96	$3.12	$3.30
Payout (% of Target)	0%	50%	100%	200%
In January 2020, the MPLX Committee certified the final relative TUR and DCF results for the 2017 MPLX performance units:

TUR Measurement Period	Actual TUR (%)	Position	Percentile Ranking (%)	TUR Payout Percentage (% of Target)
1/1/2017 - 12/31/2017	17.5	1st of 12	100.00	200.00
1/1/2018 - 12/31/2018	(4.2)	6th of 9	37.50	75.00
1/1/2019 - 12/31/2019	(13.8)	5th of 6	20.00	—
1/1/2017 - 12/31/2019	(0.7)	4th of 6	40.00	80.00
			Average:	88.75

	Below Threshold	Threshold	Target	Maximum	Actual DCF
DCF per common unit at 12/31/2019	Below $2.96	2.96	3.12	3.30	$3.71
DCF Payout Percentage (% of Target)	0%	50%	100%	200%	200%

Each MPLX performance unit had a target value of $1.00, and the actual payout could vary from $0.00 to $2.00 (0% to 200% of target). The 2017 MPLX performance units final payout percentage was determined by averaging the TUR payout percentage and the DCF payout percentage. Based on the resulting average, each MPLX performance unit granted was multiplied by 144.38%, and the MPLX Committee approved the following payouts to our participating NEOs:

	Heminger	Beall	Swearingen	Gagle	Floerke
Target Number of MPLX 2017 Performance Units	1,200,000	340,000	250,000	120,000	320,000
Payout ($)	1,732,560	490,892	360,950	173,256	462,016
The 2017 MPLX performance units settled 25% in MPLX common units and 75% in cash. MPLX performance units granted to our NEOs in 2018 and 2019 remain outstanding. See the “Outstanding Equity Awards at 2019 Fiscal Year-End” table below for additional information about these awards.
MPC Long-Term Incentive Compensation Program
As part of their total equity package, our NEOs also receive LTI awards from MPC. For 2019, MPC's Compensation Committee determined that our NEOs would receive 50% of their MPC LTI award in the form of MPC performance units, 30% in the form of MPC stock options and 20% in the form of MPC restricted stock.

MPC Performance Units align our NEOs’ long-term interests with MPC’s shareholders’ long-term interests by conditioning payout on the performance of MPC’s total shareholder return relative to that of MPC’s peers over a three-year period. The percentage shown does not include a special grant in 2019 of additional synergy performance units intended to promote the capture of synergies following MPC’s acquisition of Andeavor in October 2018. These awards are discussed in more detail below.

MPC Stock Options drive behaviors and actions that enhance long-term MPC shareholder value and are inherently performance-based, as MPC’s stock price must increase before the NEO can recognize any benefit.

MPC Restricted Stock/Restricted Stock Units (“RSUs”) promote our NEOs’ ownership of MPC’s common stock, aid in retention, and help our NEOs comply with MPC’s stock ownership guidelines.

In addition to the annual awards described above, in 2019 MPC’s Compensation Committee made a special grant of MPC synergy performance units designed to promote the capture of synergies following MPC’s acquisition of Andeavor in 2018. These awards are discussed in more detail below. See the “2019 Grants of Plan-Based Awards” table and the accompanying narrative below for more information about the specific awards granted to our NEOs in 2019.
2017 MPC Performance Unit Payouts
The 2017 MPC performance units, awarded by MPC’s Compensation Committee in February 2017 to certain of our NEOs as part of MPC’s 2017 LTI program, evaluated MPC’s total shareholder return (“TSR”) relative to a peer group of petroleum industry competitors and a market index over a 36-month performance cycle. This relative evaluation recognizes the cyclical nature of MPC’s business and commodity prices and prevents volatility from directly advantaging or disadvantaging the payout percentage.

TSR Calculation		Measurement Periods

(Ending Stock Price - Beginning Stock Price) + Cumulative Cash Dividends		First 12 months
Beginning Stock Price		Second 12 months
The beginning and ending stock price is the average of each company’s closing stock price for the 20 trading days immediately preceding each applicable date.		Third 12 months
Entire 36-month period

2017 MPC Performance Unit Peer Group
Andeavor*	PBF Energy Inc.	Valero Energy Corporation
Chevron Corporation	Phillips 66	S&P 500 Energy Index
HollyFrontier Corporation

*Removed effective January 1, 2018 due to industry consolidation.
MPC’s relative TSR performance percentile was measured for each measurement period, with the payout for performance between quartiles determined using linear interpolation:

TSR Percentile	Below 25th*	25th*	50th	100th (Highest)
Payout (% of Target)	0%	50%	100%	200%
*Increased to 30th percentile for awards granted in 2018 and thereafter.
In January 2020, MPC’s Compensation Committee certified the final TSR results for the 2017 MPC performance units:

TSR Measurement Period	Actual TSR (%)	Position	Percentile Ranking (%)	TSR Payout Percentage (% of Target)
1/1/2017 - 12/31/2017	34.6	3rd of 8	71.43	142.86
1/1/2018 - 12/31/2018	(4.6)	4th of 7	50.00	100.00
1/1/2019 - 12/31/2019	3.2	4th of 7	50.00	100.00
1/1/2017 - 12/31/2019	32.4	4th of 7	50.00	100.00
			Average:	110.72
Each MPC performance unit had a target value of $1.00, and the actual payout could vary from $0.00 to $2.00 (0% to 200% of target). Based on the resulting average, each performance unit granted was multiplied by 110.72%, and MPC’s Compensation Committee approved the following payouts to our participating NEOs:

	Beall	Swearingen	Gagle	Floerke
Target Number of 2017 MPC Performance Units	68,000	200,000	384,000	64,000
Payout ($)	75,290	221,440	425,165	70,861
The 2017 MPC performance units settled 25% in MPC common stock and 75% in cash. MPC performance units granted to our NEOs in 2018 and 2019 remain outstanding. See the “Outstanding Equity Awards at 2019 Fiscal Year-End” table below for additional information about these awards.
MPC Synergy Performance Unit Payouts
In January 2019, MPC’s Compensation Committee awarded our NEOs synergy performance units under a new performance unit incentive program intended to promote MPC’s realization of annual run-rate synergies in connection with the integration of Andeavor, which MPC acquired October 1, 2018. The MPC synergy performance units are payable in cash upon the achievement of the following performance targets during each applicable performance period, with the payout for performance between levels determined using linear interpolation.

	Performance Period
	October 1, 2018 through December 31, 2019		January 1, 2020 through December 31, 2020		January 1, 2021 through December 31, 2021
Performance Level	Synergy Capture Performance	Payout Percentage	Synergy Capture Performance	Payout Percentage	Synergy Capture Performance	Payout Percentage
Maximum	$960 million	200%	$1,420 million	200%	$2,000 million	200%
Target	$480 million	100%	$710 million	100%	$1,000 million	100%
Threshold (MPC CEO)	$288 million	60%	$426 million	60%	$600 million	60%
Threshold (Other NEOs)	$240 million	50%	$355 million	50%	$500 million	50%
Below threshold (MPC CEO)	Below $288 million	0%	Below $426 million	0%	Below $600 million	0%
Below threshold (Other NEOs)	Below $240 million	0%	Below $355 million	0%	Below $500 million	0%
The MPC synergy performance units generally vest and are payable following completion of each performance period. Earlier vesting may occur in the event of a participant’s death or termination of employment, a change in control or if the captured synergies reach $2.0 billion prior to the completion of the final performance period.
Each MPC synergy performance unit had a target value of $1.00, and the actual payout could vary from $0.00 to $2.00 (0% to 200% of target). In February 2020, MPC’s Compensation Committee certified the final synergy capture performance for the October 1, 2018 through December 31, 2019 performance period at $1,404 million, which was above the maximum performance level, and approved the following payouts:

	Hennigan	Beall	Swearingen	Gagle	Floerke
Target Number of MPC Synergy Performance Units for 2019	583,333	166,666	125,000	133,333	166,666
Payout ($)	1,166,666	333,332	249,999	266,666	333,332
As noted above in “Compensation Decisions and Allocation,” the non-equity elements, including the MPC synergy performance unit payouts, of Mr. Swearingen’s and Ms. Gagle’s compensation are reflected in this table and in the “2019 Summary Compensation Table” below at 75% and 50%, respectively, to reflect the portions of their time allocated to us for 2019 under our omnibus agreement.
The MPC synergy performance units for the January 1, 2020 through December 31, 2020 and January 1, 2021 through December 31, 2021 performance periods remain outstanding. See the “Outstanding Equity Awards at 2019 Fiscal Year-End” table below for additional information about these awards.
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
Retirement Benefits
Retirement benefits provided to our NEOs are designed by MPC to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits for 2019” and “2019 Nonqualified Deferred Compensation.”
Severance Benefits
We and MPC maintain change in control plans designed to (i) preserve executives’ economic motivation to consider a business combination that might result in job loss and (ii) compete effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures. Our change in control benefits are described further in “Potential Payments upon Termination or Change in Control.”

Perquisites

Our NEOs receive limited perquisites, which are consistent with those offered by MPC’s peer group companies.

Tax and Financial Planning Services
MPC generally reimburses our NEOs for certain tax, estate and financial planning services up to $15,000 per year while serving as an executive officer and $3,000 in the year following retirement or death.

Health and Well-being
Under MPC’s enhanced annual physical health program, our senior management, including our NEOs, are eligible for a comprehensive physical (generally in the form of a one-day appointment), with procedures similar to those available to all other employees under MPC’s health program.

Reportable values for these perquisite programs, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2019 Summary Compensation Table.”
COMPENSATION GOVERNANCE

Unit Ownership Guidelines

Our unit ownership guidelines align our executive officers’ long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to hold a specified level of MPLX common units. The targeted levels vary depending upon the executive’s position and responsibilities:

Position	Number of Units to Be Held
Chairman of the Board	25,000
President and Chief Executive Officer	25,000
Executive Vice Presidents	15,000
General Counsel	10,000
Senior Vice Presidents	10,000
Vice Presidents	5,000
Each executive is expected to meet these guidelines within five years of his or her assumption of the applicable position. The guidelines also require that these officers hold all common units distributed in settlement of phantom units or performance units for a minimum of one year following the vesting date. Compliance with these guidelines is assessed annually. As of the most recent assessment in February 2020, all of our NEOs had met their unit ownership guidelines.

Prohibition on Derivatives and Hedging

Under our policy on trading of securities, none of our directors, officers, including our NEOs, or certain MPC employees designated under the policy may purchase or sell any financial instrument, including but not limited to put or call options, the price of which is affected in whole or in part by changes in the price of our securities, unless such financial instrument was issued by us to such director, officer or covered employee.  Further, no director, officer or covered employee may participate in any hedging transaction related to our securities. This policy ensures that our directors, officers and covered employees bear the full risk of MPLX common unit ownership.

Recoupment/Clawback Policy

MPC’s ACB and LTI programs provide for recoupment in the case of certain forfeiture events. In addition, our incentive compensation plans provide that all awards granted thereunder will be subject to clawback or recoupment in the case of certain forfeiture events. If the SEC or our Audit Committee requires us to prepare a material accounting restatement due to noncompliance with any financial reporting requirement under applicable securities laws as a result of misconduct, the Audit Committee may determine that a forfeiture event has occurred based on an assessment of whether an executive officer: (i) knowingly engaged in misconduct; (ii) was grossly negligent with respect to misconduct; (iii) knowingly failed or was grossly negligent in failing to prevent misconduct; or (iv) engaged in fraud, embezzlement or other similar misconduct materially harmful to us.

If it is determined that a forfeiture event has occurred, an executive officer’s unvested phantom units and performance units would be subject to immediate forfeiture. If a forfeiture event occurred either while the executive officer was employed, or within three years after termination of employment, and the executive officer has received any payment in settlement of performance units, we may recoup an amount in cash or units up to the amount paid in settlement of the performance units.

These recoupment provisions are in addition to any clawback provisions under Section 304 of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing standards and other applicable law.

Compensation-Based Risk Assessment

Our Chairman and the independent directors of our Board review our policies and practices in compensating our service providers (including both executive officers and non-executives, if any) as they relate to our risk management profile. Our Chairman and the independent directors of our Board completed their review of our 2019 programs in February 2020, and concluded that any risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on our financial statements.

Compensation Committee Interlocks and Insider Participation
Compensation matters are determined by Mr. Heminger, our Chairman, and the independent directors of our Board. See “Director Independence” in Item 10. Directors, Executive Officers and Corporate Governance for more information about our independent directors. Mr. Heminger is also an executive officer and director of MPC. During 2019, none of our other executive officers served as a member of a compensation committee or board of directors of another entity that has an executive officer serving as a member of our Board.
COMPENSATION COMMITTEE REPORT

Our Chairman and independent directors have reviewed and discussed the Executive Compensation Discussion and Analysis for 2019 with management and, based on such review and discussions, recommended to the Board that the Executive Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2019.

Gary R. Heminger, Chairman
Michael L. Beatty
Christopher A. Helms
Garry L. Peiffer
Dan D. Sandman
J. Michael Stice
John P. Surma

EXECUTIVE COMPENSATION TABLES
2019 SUMMARY COMPENSATION TABLE

The following table provides information regarding compensation for our 2019 NEOs for the years shown:

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa-tion	Change in Pension Value and Nonquali-fied Deferred Compensa-tion Earnings	All Other Compensa-tion	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gary R. Heminger	2019	1,490,000	—	2,112,700	—	—	—	—	3,602,700
Chairman	2018	1,350,000	—	1,512,459	—	—	—	—	2,862,459
	2017	1,310,000	—	2,282,185	—	—	—	—	3,592,185
Michael J. Hennigan	2019	954,167	—	2,215,393	888,005	3,166,666	245,801	186,835	7,656,867
President and Chief Executive Officer MPLX	2018	875,000	—	1,949,566	525,008	1,600,000	152,366	161,740	5,263,680
	2017	429,589	1,000,000	5,000,052	—	800,000	126,322	157,086	7,513,049
Pamela K.M. Beall	2019	556,250	—	598,772	240,009	1,008,332	197,733	98,844	2,699,940
Executive Vice President and Chief Financial Officer	2018	540,000	—	557,058	150,007	670,000	178,266	96,657	2,191,988
	2017	525,000	—	743,215	68,010	670,000	245,643	88,828	2,340,696
John S. Swearingen	2019	402,188	—	598,772	240,009	714,999	783,720	63,084	2,802,772
Executive Vice President, Logistics and Storage	2018	389,063	—	557,058	150,007	457,500	—	61,608	1,615,236
Suzanne Gagle	2019	306,250	—	1,077,758	432,007	641,666	218,049	61,176	2,736,906
General Counsel
Gregory S. Floerke	2019	536,250	—	598,772	240,009	953,332	125,985	87,453	2,541,801
Executive Vice President, Gathering and Processing	2018	506,250	—	557,058	150,007	610,000	93,153	84,350	2,000,818
	2017	442,500	—	699,511	64,009	600,000	78,750	67,633	1,952,403

Salary shows the actual amount earned during the year. With respect to Mr. Heminger, amounts reflect the annualized fixed fee we pay MPC for his services under an omnibus agreement. With respect to Mr. Swearingen and Ms. Gagle, amounts are shown at 75% and 50%, respectively, to reflect the portions of their time allocated to us under our omnibus agreement for each applicable year. With respect to the other NEOs, amounts reflect actual salary earned during each applicable year. Compensation is reviewed after the end of each year, and salary increases, if any, are generally effective April 1 of the following year. See the base salary overview in the CD&A for additional information on base salaries for 2019.
Stock Awards and Option Awards reflect the aggregate grant date fair value of LTI awarded in the applicable year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). See Item 8. Financial Statements and Supplementary Data, Note 21 of this report and Note 24 to MPC’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 for assumptions used to determine the values of these awards.
Performance Units granted in 2019 are included in the Stock Awards column for 2019. Their maximum value, assuming the highest level of performance achieved, is:

	Heminger	Hennigan	Beall	Swearingen	Gagle	Floerke
MPLX Performance Units ($)	2,800,000	740,000	200,000	200,000	360,000	200,000
MPC Performance Units ($)	—	2,960,000	800,000	800,000	1,440,000	800,000
Non-Equity Incentive Plan Compensation reflects the total ACB award earned for the year indicated, paid the following year. Amounts for 2019 also include payouts under the synergy performance units for the performance period from October 1, 2018 through December 31, 2019. ACB and synergy performance unit amounts for Mr. Swearingen and Ms. Gagle reflect 75% and 50%, respectively, of the total value of their awards to reflect the portions of their time allocated to us under the omnibus agreement.
Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects the annual change in actuarial present value of accumulated benefits under the MPC retirement plans. See “Post-Employment Benefits for 2019” for more information about the defined benefit plans and the assumptions used to calculate these amounts. No deferred compensation earnings are reported as our nonqualified deferred compensation plans do not provide above-market or preferential earnings. For Mr. Swearingen and Ms. Gagle, these amounts are shown at 75% and 50%, respectively, to reflect the portions of their time allocated to us under the omnibus agreement.
All Other Compensation aggregates contributions to defined contribution plans and the limited perquisites MPC offers to our NEOs, which are described in more detail in the perquisites overview in the CD&A.

Name	Company Physicals ($)	Tax and Financial Planning ($)	Company Contributions to Defined Contribution Plans ($)	Other ($)	Total All Other Compensation ($)
Heminger	—	—	—	—	—
Hennigan	3,827	—	178,835	4,173	186,835
Beall	3,827	8,975	86,042	—	98,844
Swearingen	3,827	—	59,257	—	63,084
Gagle	3,827	11,347	46,002	—	61,176
Floerke	3,827	3,200	80,426	—	87,453
Company Contributions to Defined Contribution Plans reflect MPC’s contributions under our tax-qualified retirement plans and related nonqualified deferred compensation plans. For Mr. Swearingen and Ms. Gagle, these amounts are shown at 75% and 50%, respectively, to reflect the portions of their time allocated to us for 2019 under the omnibus agreement. See “Post-Employment Benefits for 2019” and “2019 Nonqualified Deferred Compensation” for more information.
Other reflects reimbursement for the following amounts in connection with Mr. Hennigan’s 2017 move to our headquarters in Findlay, Ohio: $2,323 in reimbursement for relocation expenses and $1,851 in reimbursement for taxes due on the relocation reimbursement. The 2018 amount in the Summary Compensation Table for Mr. Hennigan includes $10,000 in reimbursement for relocation expenses and $7,968 in reimbursement for taxes due on the relocation reimbursement that were not previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

2019 GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding all MPLX plan-based awards granted by the MPLX Committee to our NEOs in 2019, as well as all MPC plan-based awards, including cash-based incentive awards and equity-based awards, granted by MPC’s Compensation Committee to our NEOs in 2019.

Name	Type of Award	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Heminger
MPLX Phantom Units		3/1/2019							42,195			1,400,030
MPLX Performance Units		3/1/2019				87,500	1,400,000	2,800,000				712,670
Hennigan
MPLX Phantom Units		3/1/2019							11,152			370,023
MPLX Performance Units		3/1/2019				23,125	370,000	740,000				188,349
MPC Stock Options		3/1/2019								61,925	62.68	888,005
MPC Restricted Stock		3/1/2019							9,445			592,013
MPC Performance Units		3/1/2019				185,000	1,480,000	2,960,000				1,065,008
MPC Synergy Performance Units		2/1/2019	—	1,750,000	3,500,000
MPC Annual Cash Bonus			—	1,112,000	2,224,000
Beall
MPLX Phantom Units		3/1/2019							3,014			100,005
MPLX Performance Units		3/1/2019				6,250	100,000	200,000				50,905
MPC Stock Options		3/1/2019								16,737	62.68	240,009
MPC Restricted Stock		3/1/2019							2,553			160,022
MPC Performance Units		3/1/2019				50,000	400,000	800,000				287,840
MPC Synergy Performance Units		2/1/2019	—	500,000	1,000,000
MPC Annual Cash Bonus			—	392,000	784,000
Swearingen
MPLX Phantom Units		3/1/2019							3,014			100,005
MPLX Performance Units		3/1/2019				6,250	100,000	200,000				50,905
MPC Stock Options		3/1/2019								16,737	62.68	240,009
MPC Restricted Stock		3/1/2019							2,553			160,022
MPC Performance Units		3/1/2019				50,000	400,000	800,000				287,840
MPC Synergy Performance Units		2/1/2019	—	375,000	750,000
MPC Annual Cash Bonus			—	283,500	567,000
Gagle
MPLX Phantom Units		3/1/2019							5,425			180,002
MPLX Performance Units		3/1/2019				11,250	180,000	360,000				91,629
MPC Stock Options		3/1/2019								30,126	62.68	432,007
MPC Restricted Stock		3/1/2019							4,595			288,015
MPC Performance Units		3/1/2019				90,000	720,000	1,440,000				518,112
MPC Synergy Performance Units		2/1/2019	—	400,000	800,000
MPC Annual Cash Bonus			—	218,750	437,500
Floerke
MPLX Phantom Units		3/1/2019							3,014			100,005
MPLX Performance Units		3/1/2019				6,250	100,000	200,000				50,905
MPC Stock Options		3/1/2019								16,737	62.68	240,009
MPC Restricted Stock		3/1/2019							2,553			160,022
MPC Performance Units		3/1/2019				50,000	400,000	800,000				287,840
MPC Synergy Performance Units		2/1/2019	—	500,000	1,000,000
MPC Annual Cash Bonus			—	378,000	756,000

Approval Dates. The MPC awards granted on February 1, 2019 and March 1, 2019 were approved by MPC’s Compensation Committee on January 26, 2019 and February 26, 2019, respectively. The MPLX awards granted on March 1, 2019 were approved by the MPLX Committee on February 27, 2019.
MPC Stock Options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years after the grant date. The exercise price is generally equal to the closing price of MPC’s common stock on the grant date. Option holders do not have voting rights or receive dividends on the underlying stock.
MPC Restricted Stock generally vests in equal installments on the first, second and third anniversaries of the grant date. Unvested restricted stock awards accrue dividends, which are paid on the scheduled vesting dates. Holders of unvested restricted stock have voting rights.
MPC Performance Units generally vest following a 36-month performance period and are settled 25% in MPC common stock and 75% in cash. Unvested performance units do not receive dividends and do not have voting rights. The target amounts shown reflect the number of performance units granted, each of which has a target value of $1.00. The threshold, which is the minimum possible payout, is achieved when the payout percentage is 50% for one TSR measurement period and 0% for the other three TSR measurement periods, resulting in an average payout percentage of 12.5%. The maximum payout is 200% of target.
MPC Synergy Performance Units vest upon completion of each performance period and are settled in cash. Earlier vesting may occur in the event of a participant’s death or termination of employment, a change in control, or if the captured synergies reach $2.0 billion prior to the completion of the final performance period. The performance periods are described in our CD&A. The target amounts shown reflect the number of performance units granted, at $1.00 per unit. No threshold amount is disclosed as MPC’s Compensation Committee has discretion to award nothing under the synergy performance units. The maximum payout is 200% of target.
MPLX Phantom Units generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPLX common units. Distribution equivalents accrue on the phantom unit awards and are paid on the scheduled vesting dates. Holders of unvested phantom units have no voting rights.
MPLX Performance Units generally vest following a 36-month performance period and are settled 25% in MPLX common units and 75% in cash. Unvested performance units do not receive cash distributions or have voting rights. The target amounts shown reflect the number of performance units granted, each of which has a target value of $1.00. The threshold, which is the minimum possible payout, is achieved when the payout percentage is 0% for the DCF metric, 50% for one TUR measurement period and 0% for the other three TUR measurement periods, resulting in an average payout percentage of 6.25%. The maximum payout is 200% of target.
Modified Vesting Dates. To promote the retention of Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle, their award agreements for MPC stock options, MPC restricted stock, MPC performance units, MPLX phantom units and MPLX performance units granted in 2017, 2018 and 2019 were amended such that any such unvested awards now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC.
Grant Date Fair Value reflects the total grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718, as discussed further in Note 21 to our financial statements included in Item 8. Financial Statements and Supplementary Data and in Note 24 to MPC’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019. The Black-Scholes value used for the MPC stock options was $14.34 per share. The MPC restricted stock value was based on the MPC common stock closing price of $62.68 on the grant date. The MPC performance units have a grant date fair value of $0.7196 per unit, using a Monte Carlo valuation model. The MPLX phantom unit value was based on the MPLX common unit closing price of $33.18 on the grant date. The portion (50%) of the MPLX performance units attributable to the TUR metric has a grant date fair value of $0.6848 per unit using a Monte Carlo valuation model, and the portion (50%) attributable to the DCF metric has grant date fair values of $1.00, $0.00 and $0.00 for the respective 2019, 2020 and 2021 performance years.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2019.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Heminger						MPLX
						77,852	1,982,112	2,750,000	5,500,000
Hennigan	3/1/2018	10,075	20,150	64.79	3/1/2028	MPLX
	3/1/2019	—	61,925	62.68	3/1/2029	113,543	2,890,805	1,245,000	2,490,000
		10,075	82,075			MPC
						26,858	1,618,195	2,355,000	4,710,000
Beall	3/1/2014	21,874	—	41.69	3/1/2024
	3/1/2015	20,150	—	50.89	3/1/2025
	3/1/2016	17,052	—	34.63	3/1/2026
	3/1/2017	3,184	1,592	50.99	3/1/2027	MPLX
	3/1/2018	2,878	5,758	64.79	3/1/2028	10,773	274,281	350,000	700,000
	3/1/2019	—	16,737	62.68	3/1/2029	MPC
		65,138	24,087			3,806	229,312	650,000	1,300,000
Swearingen	5/25/2011	40,750	—	22.36	5/25/2021
	2/29/2012	33,614	—	20.78	3/1/2022
	2/27/2013	16,610	—	41.37	2/27/2023
	3/1/2014	17,372	—	41.69	3/1/2024
	3/1/2015	20,150	—	50.89	3/1/2025
	3/1/2016	32,097	—	34.63	3/1/2026
	3/1/2017	9,363	4,682	50.99	3/1/2027	MPLX
	3/1/2018	2,878	5,758	64.79	3/1/2028	9,984	254,193	350,000	700,000
	3/1/2019	—	16,737	62.68	3/1/2029	MPC
		172,834	27,177			4,237	255,279	650,000	1,300,000
Gagle	5/25/2011	8,080	—	22.36	5/25/2021
	12/5/2011	1,310	—	17.20	12/5/2021
	4/2/2012	4,210	—	21.72	4/2/2022
	4/1/2013	2,370	—	44.92	4/1/2023
	4/1/2014	3,006	—	44.77	4/1/2024
	4/1/2015	4,120	—	50.88	4/1/2025
	3/1/2016	25,678	—	34.63	3/1/2026
	3/1/2017	17,978	8,989	50.99	3/1/2027	MPLX
	3/1/2018	4,605	9,212	64.79	3/1/2028	14,122	359,546	580,000	1,160,000
	3/1/2019	—	30,126	62.68	3/1/2029	MPC
		71,357	48,327			7,498	451,755	1,120,000	2,240,000

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Floerke	3/1/2017	2,996	1,499	50.99	3/1/2027	MPLX
	3/1/2018	2,878	5,758	64.79	3/1/2028	47,074	1,198,504	350,000	700,000
	3/1/2019	—	16,737	62.68	3/1/2029	MPC
		5,874	23,994			3,793	228,528	650,000	1,300,000
MPC Stock Options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years after the grant date; however, to promote the retention of Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle, their award agreements for the 2017, 2018 and 2019 MPC stock options shown in this table were amended such that any such unvested awards now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. The stock option exercise price is generally equal to the closing price of MPC’s common stock on the grant date. Option holders do not have voting rights or receive dividends on the underlying stock.
Unvested Shares and Units reflect the number of unvested MPLX phantom units and shares of MPC restricted stock held on December 31, 2019. Phantom units and restricted stock generally vest in one-third increments on the first, second and third anniversaries of the grant date; however to promote the retention of Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle, their award agreements for the 2017, 2018 and 2019 MPLX phantom units and MPC restricted stock awards shown in the following table were amended such that any such unvested awards now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. The table below reflects the original vesting dates of these awards as they remain subject to distribution on their original vesting dates.

	MPLX LP Phantom Units			MPC Restricted Stock
Name	Grant Date	Number of Unvested Units	Vesting Dates	Grant Date	Number of Unvested Shares	Vesting Dates
Heminger	3/1/2017	10,098	3/1/2020
	3/1/2018	24,759	3/1/2020, 3/1/2021
	12/20/2018	2,496	3/1/2020, 3/1/2021
	3/1/2019	40,499	3/1/2020, 3/1/2021, 3/1/2022
		77,852
Hennigan	7/1/2017	15,577	7/1/2020	7/1/2017	2,511	7/1/2020
	7/1/2017	70,094	7/1/2020	7/1/2017	11,300	7/1/2020
	3/1/2018	16,720	3/1/2020, 3/1/2021	3/1/2018	3,602	3/1/2020, 3/1/2021
	3/1/2019	11,152	3/1/2020, 3/1/2021, 3/1/2022	3/1/2019	9,445	3/1/2020, 3/1/2021, 3/1/2022
		113,543			26,858
Beall	3/1/2017	2,981	3/1/2020	3/1/2017	223	3/1/2020
	3/1/2018	4,778	3/1/2020, 3/1/2021	3/1/2018	1,030	3/1/2020, 3/1/2021
	3/1/2019	3,014	3/1/2020, 3/1/2021, 3/1/2022	3/1/2019	2,553	3/1/2020, 3/1/2021, 3/1/2022
		10,773			3,806
Swearingen	3/1/2017	2,192	3/1/2020	3/1/2017	654	3/1/2020
	3/1/2018	4,778	3/1/2020, 3/1/2021	3/1/2018	1,030	3/1/2020, 3/1/2021
	3/1/2019	3,014	3/1/2020, 3/1/2021, 3/1/2022	3/1/2019	2,553	3/1/2020, 3/1/2021, 3/1/2022
		9,984			4,237

	MPLX LP Phantom Units			MPC Restricted Stock
Name	Grant Date	Number of Unvested Units	Vesting Dates	Grant Date	Number of Unvested Shares	Vesting Dates
Gagle	3/1/2017	1,053	3/1/2020	3/1/2017	1,256	3/1/2020
	3/1/2018	7,644	3/1/2020, 3/1/2021	3/1/2018	1,647	3/1/2020, 3/1/2021
	3/1/2019	5,425	3/1/2020, 3/1/2021, 3/1/2022	3/1/2019	4,595	3/1/2020, 3/1/2021, 3/1/2022
		14,122			7,498
Floerke	12/18/2015	36,476	Upon termination without cause
	3/1/2017	2,806	3/1/2020	3/1/2017	210	3/1/2020
	3/1/2018	4,778	3/1/2020, 3/1/2021	3/1/2018	1,030	3/1/2020, 3/1/2021
	3/1/2019	3,014	3/1/2020, 3/1/2021, 3/1/2022	3/1/2019	2,553	3/1/2020, 3/1/2021, 3/1/2022
		47,074			3,793
MPLX phantom unit and MPC restricted stock awards generally provide for full vesting upon termination of employment due to our general policy that our officers retire on the first day of the month after they reach age 65. Mr. Heminger became eligible for such retirement on October 1, 2018. Under applicable tax rules, this retirement eligibility caused him to “vest” in his phantom unit awards for payroll tax purposes, and in his MPC restricted stock awards for income tax and payroll tax (e.g., FICA taxes) purposes, notwithstanding that he continues to be employed, because there is no longer any substantial risk of forfeiture for these awards. While these awards continue to be reflected in this table, the portion used to pay the associated taxes has been excluded from this table, and is instead included in the “Option Exercises and Units Vested in 2019” table below.
Market Value of Unvested Shares reflects the aggregate value of all unvested MPLX phantom units and MPC restricted stock held on December 31, 2019, using the MPLX closing unit price of $25.46 and the MPC closing stock price of $60.25 on that date.
Unvested Equity Incentive Plan Awards reflect the number of unvested MPLX performance units and MPC performance units held on December 31, 2019.

Name	MPLX Performance Units			MPC Performance Units
	Grant Date	Number of Unvested Units	Performance Cycle	Grant Date	Number of Unvested Units	Performance Cycle
Heminger	3/1/2018	1,350,000	1/1/2018 - 12/31/2020
	3/1/2019	1,400,000	1/1/2019 - 12/31/2021
		2,750,000
Hennigan	3/1/2018	875,000	1/1/2018 - 12/31/2020	3/1/2018	875,000	1/1/2018 - 12/31/2020
	3/1/2019	370,000	1/1/2019 - 12/31/2021	3/1/2019	1,480,000	1/1/2019 - 12/31/2021
		1,245,000			2,355,000
Beall	3/1/2018	250,000	1/1/2018 - 12/31/2020	3/1/2018	250,000	1/1/2018 - 12/31/2020
	3/1/2019	100,000	1/1/2019 - 12/31/2021	3/1/2019	400,000	1/1/2019 - 12/31/2021
		350,000			650,000
Swearingen	3/1/2018	250,000	1/1/2018 - 12/31/2020	3/1/2018	250,000	1/1/2018 - 12/31/2020
	3/1/2019	100,000	1/1/2019 - 12/31/2021	3/1/2019	400,000	1/1/2019 - 12/31/2021
		350,000			650,000
Gagle	3/1/2018	400,000	1/1/2018 - 12/31/2020	3/1/2018	400,000	1/1/2018 - 12/31/2020
	3/1/2019	180,000	1/1/2019 - 12/31/2021	3/1/2019	720,000	1/1/2019 - 12/31/2021
		580,000			1,120,000

Name	MPLX Performance Units			MPC Performance Units
	Grant Date	Number of Unvested Units	Performance Cycle	Grant Date	Number of Unvested Units	Performance Cycle
Floerke	3/1/2018	250,000	1/1/2018 - 12/31/2020	3/1/2018	250,000	1/1/2018 - 12/31/2020
	3/1/2019	100,000	1/1/2019 - 12/31/2021	3/1/2019	400,000	1/1/2019 - 12/31/2021
		350,000			650,000

The MPLX performance units awarded in 2018 and 2019 have a 36-month performance cycle and settle 25% in MPLX common units and 75% in cash. Each performance unit has a target value of $1.00. Payout may vary from $0.00 to $2.00 per unit. Fifty percent of the payout will be determined based on MPLX’s TUR as compared to the applicable peer group, which for 2018 and 2019 was: Andeavor Logistics LP (removed effective January 1, 2019), Buckeye Partners, L.P. (removed effective January 1, 2019), Enterprise Products Partners LP, Magellan Midstream Partners, L.P., Phillips 66 Partners LP, Plains All American Pipeline, L.P., Valero Energy Partners LP (removed effective January 1, 2019), and Western Midstream Operating, LP. The other 50% is based on a DCF-per-MPLX-common-unit metric, which measures the growth of MPLX’s full-year DCF over the 36-month performance cycle. Performance units generally vest following a 36-month performance period; however, to promote the retention of Messrs. Hennigan, Floerke and Swearingen and Mses. Beall and Gagle, their award agreements for the 2018 and 2019 MPLX performance units shown in the table were amended such that any such unvested awards now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. The performance cycles for these awards remain unchanged.
The MPC performance units awarded in March 2018 and 2019 have 36-month performance cycles and settle 25% in MPC common stock and 75% in cash. Each performance unit has a target value of $1.00. Payout may vary from $0.00 to $2.00 per unit and is tied to MPC’s TSR as compared to the applicable peer group. The 2018 peer group was: Andeavor (removed effective January 1, 2018), Chevron Corporation, HollyFrontier Corporation, PBF Energy, Phillips 66, Valero Energy Corporation and the S&P 500 Energy Index. The 2019 performance unit peer group added BP p.l.c. and Exxon Mobil Corporation. Performance units generally vest following a 36-month performance period; however, to promote the retention of Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle, their award agreements for the 2018 and 2019 MPC performance units shown in the table were amended such that any such unvested awards now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. The performance cycles for these awards remain unchanged.
Market Value of Unvested Equity Incentive Plan Awards. Amounts shown for MPLX reflect the aggregate value of all MPLX performance units held on December 31, 2019, assuming payouts of 200.00% and 200.00% per unit for the 2018 and 2019 awards, respectively, which is the next higher performance achievement that exceeds the performance for these awards’ measurement period ended December 31, 2019.  Amounts shown for MPC reflect the aggregate value of all MPC performance units held on December 31, 2019, assuming payouts of 200.00% and 200.00% per unit for the 2018 and 2019 awards, respectively, which is the next higher performance achievement that exceeds the performance for these awards’ measurement period ended December 31, 2019.
OPTION EXERCISES AND UNITS VESTED IN 2019

The following table provides information regarding MPC stock options exercised by our NEOs in 2019, as well as MPLX phantom units, MPLX performance units, MPC restricted stock and MPC performance units that vested in 2019.

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units/Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Heminger	MPLX	—	—	39,998	1,329,534
Hennigan	MPLX	—	—	23,935	780,958
	MPC	—	—	4,312	253,592
Beall	MPLX	—	—	8,039	267,216
	MPC	18,302	451,565	1,555	97,436
Swearingen	MPLX	—	—	5,837	194,022
	MPC	—	—	2,709	169,746
Gagle	MPLX	—	—	5,879	195,418
	MPC	—	—	3,311	207,467
Floerke	MPLX	—	—	5,194	172,649
	MPC	—	—	723	45,303

Value Realized on Exercise reflects the actual pre-tax gain realized by our NEOs upon exercise of stock options, which is the fair market value of the shares at exercise less the per share grant price.
Number of Shares Acquired on Vesting for Mr. Heminger include 1,696 MPLX phantom units used to pay the taxes associated with the vesting of certain awards due to his retirement eligibility, as discussed further under “Outstanding Equity Awards at 2019 Fiscal Year-End.”
Value Realized on Vesting reflects the actual pre-tax gain realized upon vesting of MPLX phantom units, MPLX performance units, MPC restricted stock and MPC performance units, which is the fair market value of the units/shares on the vesting date.
POST-EMPLOYMENT BENEFITS FOR 2019

2019 Pension Benefits

MPC provides tax-qualified retirement benefits to its employees, including our NEOs, under the MPC Retirement Plan. In addition, MPC sponsors the MPC Excess Benefit Plan for the benefit of a select group of management or highly compensated employees.

The following table reflects the actuarial present value of accumulated benefits payable to our NEOs under the MPC Retirement Plan and the defined benefit portion of the MPC Excess Benefit Plan as of December 31, 2019. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Hennigan	MPC Retirement Plan	2.58	76,203	—
	MPC Excess Benefit Plan	2.58	448,286	—
Beall	MPC Retirement Plan	17.67	889,075	—
	MPC Excess Benefit Plan	17.67	1,798,128	—
Swearingen	MPC Retirement Plan	38.58	1,663,139	—
	MPC Excess Benefit Plan	38.58	2,792,957	—
Gagle	MPC Retirement Plan	26.67	577,285	—
	MPC Excess Benefit Plan	26.67	286,752	—
Floerke	MPC Retirement Plan	4.00	101,358	—
	MPC Excess Benefit Plan	4.00	259,377	—
Dollar values for Mr. Swearingen and Ms. Gagle are shown at 75% and 50%, respectively, to reflect the portions of their time allocated to us for 2019 under our omnibus agreement.
Number of Years Credited Service shows the number of years the NEO has participated in the plan. Plan participation service used to calculate each participant’s benefit under the MPC Retirement Plan legacy final average pay formula was frozen as of December 31, 2009.
Present Value of Accumulated Benefit for the MPC Retirement Plan was calculated assuming a weighted average discount rate of 3.20%, the RP2000 mortality table for lump sums, a 90% lump sum election rate and retirement at age 62 (or current age, if later). Under the MPC Retirement Plan provisions and actuarial assumptions, the discount rate for lump sum calculations was 0.25%. See “MPC Retirement Plan” below for more detail on the formulas.
MPC Retirement Plan
In general, our NEOs are eligible to participate in the MPC Retirement Plan, which is a tax-qualified defined benefit retirement plan primarily designed to provide participants with income after retirement. The plan has both a “legacy” retirement benefit and a “cash balance” retirement benefit. Prior to 2010, the monthly benefit was determined under the MPC legacy benefit formula.

	MPC Legacy Benefit Formula
	1.6%	×	Monthly Final Average Pay	×	Years of Participation

–	1.33%	×	Monthly Estimated Primary Social Security Benefit	×	Years of Participation
	Monthly Benefit
Effective January 1, 2010, the formula was amended to (i) cease future accruals of additional participation years, and (ii) as applied to eligible NEOs, cease further compensation updates. No more than 37.5 participation years may be recognized under the formula. Eligible earnings include, but are not limited to, pay for hours worked, pay for allowed hours, military leave allowance, commissions, 401(k) contributions to the MPC Thrift Plan and incentive compensation bonuses. Age continues to be updated under the formula.

Starting in 2010, benefit accruals are determined under a cash balance formula.

MPC Cash Balance Formula
	Annual Compensation	×	Pay Credit Percentage	ð	Participants receive pay credit percentages based on the sum of their age and cash balance service:
+	Account Balance	×	Interest Credit Rate		Participant Points	Fewer than 50 Points	50-69 Points	70 Points or More

	Cash Balance Benefit				Pay Credit Percentage	7%	9%	11%

Participants in the plan become fully vested upon completing three years of vesting service.  Normal retirement age under the plan is 65.  However, retirement-eligible participants are able to retire and receive an unreduced benefit under the MPC legacy benefit formula after reaching age 62.
Available benefits include various annuity options and a lump sum distribution option. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If an employee retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the MPC legacy benefit formula is reduced as follows:

Age at Retirement	62	61	60	59	58	57	56	55	54	53	52	51	50
Early Retirement Factor	100%	97%	94%	91%	87%	83%	79%	75%	71%	67%	63%	59%	55%

Of our NEOs providing a majority of their services to our business, only Mses. Beall and Gagle and Mr. Swearingen have accrued a benefit under the MPC legacy benefit formula. Mses. Beall and Gagle and Mr. Swearingen are currently eligible for early retirement benefits under the MPC legacy benefit formula.

Under the cash balance formula, plan participants receive pay credits based on age and cash balance service. For 2019, Mses. Beall and Gagle and Mr. Swearingen received pay credits equal to 11% of compensation, which is the highest level of pay credit available under the plan. Messrs. Hennigan and Floerke received pay credits equal to 9% of compensation. There are no early retirement subsidies under the cash balance formula.

MPC Excess Benefit Plan (Defined Benefit Portion)

The MPC Excess Benefit Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. This plan generally provides benefits that participants, including our NEOs, would have otherwise received under the tax-qualified MPC Retirement Plan were it not for Internal Revenue Code limitations. For our NEOs, eligible earnings under the plan include the items listed above, excluding bonuses, for the MPC Retirement Plan, as well as deferred compensation contributions, for the highest consecutive 36-month period over the 10-year period up to December 31, 2012. This plan also provides an enhancement for executive officers using the three highest bonuses earned over the 10-year period up to December 31, 2012, instead of the consecutive bonus formula in place for non-officers. MPC believes this enhancement is appropriate in light of the greater volatility of executive officer bonuses. As Messrs. Hennigan and Floerke have not accrued a benefit under the Marathon legacy benefit formula, they are not eligible for this enhancement.

MPC Thrift Plan

The MPC Thrift Plan is a tax-qualified, defined contribution retirement plan. In general, all of MPC’s employees, including our NEOs, are immediately eligible to participate in the plan. The purpose of the plan is to assist employees in maintaining a steady program of savings to supplement their retirement income and to meet other financial needs.

The MPC Thrift Plan allows eligible employees, such as our NEOs, to make elective deferral contributions to their plan accounts on a pre-tax or after-tax “Roth” basis from 1% to a maximum of 75% of their plan-considered gross pay, with such gross pay limited to the applicable Internal Revenue Code annual compensation limit ($280,000 for 2019). Beginning in 2020, eligible employees who are “highly compensated employees” as determined under the Internal Revenue Code, such as our NEOs, may additionally make after-tax contributions to their plan accounts from 1% to 2% of their plan-considered gross pay limited to the applicable Internal Revenue Code annual compensation limit ($285,000 for 2020). Employer matching contributions are made on such elective deferrals at a rate of 117% up to a maximum of 6% of an employee’s plan-considered gross pay. All employee elective deferrals and after-tax contributions, and all employer matching contributions made, are fully vested.
2019 NONQUALIFIED DEFERRED COMPENSATION

The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	MPC Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Heminger	MPLX LP 2012 Incentive Compensation Plan	—	—	—	148,161	88,822
Hennigan	MPC Deferred Compensation Plan	509,500	159,179	311,741	—	1,728,834
Beall	MPC Excess Benefit Plan	—	—	3,151	—	142,479
	MPC Deferred Compensation Plan	—	66,386	167,903	—	1,173,041
Swearingen	MPC Excess Benefit Plan	—	—	3,127	—	141,375
	MPC Deferred Compensation Plan	—	44,515	56,672	—	355,697
Gagle	MPC Excess Benefit Plan	—	—	1,176	—	53,151
	MPC Deferred Compensation Plan	—	36,174	19,036	—	106,061
Floerke	MPC Deferred Compensation Plan	—	60,770	51,351	—	248,224

Amounts for Mr. Swearingen and Ms. Gagle are shown at 75% and 50%, respectively, to reflect the portions of their time allocated to us for 2019 under our omnibus agreement.
Executive Contributions are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2019 Summary Compensation Table.”
Company Contributions are also included in the “All Other Compensation” column of the “2019 Summary Compensation Table.”
Aggregate Withdrawals/Distributions represent the payment of distribution equivalents accrued on non-forfeitable awards.
Aggregate Balance at Last Fiscal Year-End. Of the amounts shown, the following amounts have been reported in our “Summary Compensation Table” for previous years:

	Hennigan	Beall	Swearingen	Floerke
MPC Deferred Compensation Plan	791,567	175,298	43,361	133,004
MPC Excess Benefit Plan (Defined Contribution Portion)

Certain highly compensated non-officer employees (and, prior to January 1, 2006, executive officers who elected not to participate in the MPC Deferred Compensation Plan), are eligible for the MPC Excess Benefit Plan’s defined contribution portion. Participants receive employer matching contributions equal to the amount they would have otherwise received under the tax-qualified MPC Thrift Plan were it not for Internal Revenue Code limitations.

Defined contribution accruals in the MPC Excess Benefit Plan are credited with interest equal to that paid in a specified investment option of the MPC Thrift Plan, which was 2.23% for the year ended December 31, 2019. All plan distributions are paid in a lump sum following the participant’s separation from service. Our NEOs no longer participate in the defined contribution portion of the MPC Excess Benefit Plan. All nonqualified employer matching contributions for our NEOs now accrue under the MPC Deferred Compensation Plan.

MPC Deferred Compensation Plan

The MPC Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Participants may defer up to 20% of their salary and bonus each year in a tax-advantaged manner. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable. The plan credits matching contributions on a participant’s deferrals equal to the match under the MPC Thrift Plan (currently 117%) plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the MPC Thrift Plan. Participants are fully vested in their deferrals and matching contributions. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the MPC Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants generally receive payment of their plan benefits in a lump sum following separation from service.

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
POTENTIAL PAYMENTS UPON A TERMINATION OR CHANGE IN CONTROL

The following table provides information regarding the amount of compensation payable to each of our NEOs under the specified termination scenarios, assuming that the applicable termination event occurred on December 31, 2019, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name	Scenario	Severance ($)	Additional Pension Benefits ($)	Acceler-ated Options ($)	Acceler-ated Restricted Stock ($)	Acceler-ated Perform-ance Units ($)	Other Benefits ($)	Total ($)
Heminger	Retirement	—	—	—	1,982,112	7,250,000	—	9,232,112
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	—	—	—	—	—	—	—
	Death	—	—	—	1,982,112	7,250,000	—	9,232,112
Hennigan	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	4,509,000	4,766,667	—	9,275,667
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	7,950,000	—	—	4,509,000	4,766,667	58,830	17,284,497
	Death	—	—	—	4,509,000	4,766,667	—	9,275,667
Beall	Retirement	—	—	14,742	—	—	—	14,742
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	14,742	503,593	1,333,334	—	1,851,669
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	2,010,323	2,478,689	14,742	503,593	1,333,334	48,295	6,388,976
	Death	—	—	14,742	503,593	1,333,334	—	1,851,669
Swearingen	Retirement	—	—	43,355	—	—	—	43,355
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	43,355	509,472	1,333,334	—	1,886,161
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,450,000	7,111,487	43,355	509,472	1,333,334	48,102	12,495,750
	Death	—	—	43,355	509,472	1,333,334	—	1,886,161
Gagle	Retirement	—	—	83,238	—	—	—	83,238
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	83,238	811,301	2,233,334	—	3,127,873
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,975,000	8,075,567	83,238	811,301	2,233,334	64,355	15,242,795
	Death	—	—	83,238	811,301	2,233,334	—	3,127,873
Floerke	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	928,679	—	—	928,679
	Involuntary Termination without Cause or with Good Reason	—	—	13,881	1,427,032	1,333,334	—	2,774,247
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,450,000		13,881	1,427,032	1,333,334	53,910	6,278,157
	Death	—	—	13,881	1,427,032	1,333,334	—	2,774,247
Severance. Under the MPLX LP Executive Change in Control Severance Benefits Plan, as further described below, cash severance will only be paid upon a change in control if the NEO experiences a Qualified Termination (as defined below). If the Qualified Termination occurs within three years prior to the date the NEO reaches age 65, the NEO’s benefit will be limited to a pro rata portion of the benefit. As

Mr. Heminger has reached age 65, his cash severance benefits have been reduced to zero. Ms. Beall’s benefit has been reduced as she is within three years of reaching age 65.

Pension Benefits for our NEOs are reflected in the “2019 Pension Benefits Table” above. Amounts in this table represent additional pension benefits attributable solely to the final average pay formula in the applicable plans. The incremental retirement benefits included in these amounts were calculated using the following assumptions: individual life expectancies using the RP2000 Combined Healthy Table weighted 75% male and 25% female; a discount rate of 0.25% for NEOs who are retirement eligible (taking into account the additional three years of age and service credit) and 0.25% for our NEOs who are not retirement eligible; the current lump-sum interest rate for the relevant plans; and a lump-sum form of benefit. Only Mses. Beall and Gagle and Mr. Swearingen are eligible for this enhanced benefit.

Accelerated Options. Vesting of MPC stock options is accelerated upon retirement or a change in control with a Qualified Termination. In addition, unvested MPC stock options granted in 2017, 2018 and 2019 to Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. Amounts shown reflect the value realized if accelerated stock options were exercised on December 31, 2019, taking into account the spread (if any) between the options’ exercise prices and the closing price of MPC’s common stock ($60.25) on December 31, 2019.

Accelerated Restricted Stock. Vesting of MPC restricted stock and MPLX phantom units is accelerated upon a change in control with a Qualified Termination. In addition, unvested MPC restricted stock and MPLX phantom units granted in 2017, 2018 and 2019 to Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. Amounts shown reflect the value realized if MPC restricted stock/stock units and MPLX phantom unit awards vested on December 31, 2019, taking into account the closing price of MPC’s common stock ($60.25) and MPLX common units ($25.46) on December 31, 2019. In the event of Mr. Floerke’s termination of employment for any reason other than for cause, the unvested MPLX phantom units he received as part of his retention award in 2015 will vest and become payable.

Accelerated Performance Units. In the event of a change in control and a Qualified Termination, unvested MPC performance units and MPLX performance units will vest and be paid out based on actual performance for the period from the grant date to the change in control date, and target performance for the period from the change in control date to the end of the performance cycle. In addition, unvested MPC performance units and MPLX performance units granted in 2017, 2018 and 2019 to Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC. Unvested MPC synergy performance units will vest and be paid out at the greater of target or actual synergy capture performance. Amounts reflect the MPC performance unit, MPLX performance unit and MPC synergy performance unit target amounts payable in a change in control scenario, with each performance unit having a target value of $1.00.

Other Benefits include 36 months of continued health, dental and life insurance coverage. In the event of death, life insurance would be paid out to the estates of our NEOs in the following amounts: Mr. Hennigan, $1.8 million; Ms. Beall, $1.09 million; Mr. Swearingen, $1.05 million; Ms. Gagle $1.15 million; Mr. Floerke, $1.05 million.

Retirement

MPC’s employees, including our NEOs, generally are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2019, Messrs. Heminger and Swearingen and Mses. Beall and Gagle were retirement eligible. If an NEO retires on or after July 1 of the performance year, eligibility for a bonus under MPC’s ACB program is at the discretion of MPC’s Compensation Committee. Upon retirement, our NEOs are entitled to receive their vested benefits that have accrued under MPC’s employee and executive benefit programs. For more information about these retirement and deferred compensation programs, see “2019 Pension Benefits” and “2019 Nonqualified Deferred Compensation.”

In addition, upon retirement, our NEOs’ unvested MPC stock options become exercisable according to the grant terms. Unvested MPC restricted stock and MPLX phantom units are forfeited upon retirement (except in the case of a mandatory retirement at age 65, when they vest in full). If an NEO has worked more than nine months of the performance cycle, performance awards may vest on a prorated basis at the discretion of the MPLX Committee (MPC’s Compensation Committee, in the case of MPC performance units). In the case of mandatory retirement, performance units will fully vest; however, payout will occur following the full performance cycle based on its certified results.
Other Termination
Neither MPC nor we generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated without cause, or who terminates his employment with good reason, is eligible for the same termination allowance plan available to all other MPC employees, which would pay an amount between eight and 62 weeks of salary based either on service or salary level, in each case, at the discretion of MPC’s Compensation Committee.
Upon an NEO’s voluntary termination, or involuntary termination for cause, unvested LTI awards, including vested but unexercised MPC stock options, generally are forfeited unless provided otherwise in the applicable award agreement. Upon involuntary termination of an NEO without cause, vested MPC options are exercisable for 90 days following termination. To promote the retention of Messrs. Hennigan, Swearingen and Floerke and Mses. Beall and Gagle, their award agreements for MPLX phantom units, MPLX performance units, MPC stock options, MPC restricted stock and MPC performance units granted in 2017, 2018 and 2019 were amended such that any such unvested awards now become non-forfeitable on the earlier of December 31, 2020 or the date of such executive’s involuntary termination by MPC.
Death
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
Change in Control Plans

Our NEOs participate in two change in control severance plans: the MPC Amended and Restated Executive Change in Control Severance Benefits Plan (“MPC CIC Plan”) and the MPLX Executive Change in Control Severance Benefits Plan (“MPLX CIC Plan”). Benefits under each plan are payable only upon a change in control and a Qualified Termination. In the event of a change in control and Qualified Termination under both plans, our NEOs would receive benefits under only one plan: whichever provides the greater benefits at that time.

Qualified Termination
Generally occurs when an NEO’s employment with our affiliates and us ends in connection with, or within two years after, a change in control. Exceptions include:
●	Separation due to death or disability
●	Termination for cause
●
Voluntary termination without good reason (which includes a material reduction in roles, responsibilities, pay or benefits, or being required to relocate more than 50 miles from one’s current location)

●	Termination after age 65

The following table shows the benefits for which our NEOs would be eligible upon a change in control of MPC or MPLX and a Qualified Termination with the applicable entity:

Change in Control of MPC	Change in Control of MPLX

A cash payment of up to three times the sum of the NEO’s current annualized base salary plus three times the highest bonus paid in the three years before the termination or change in control

Life and health insurance benefits for up to 36 months after termination at the lesser of the current cost or the active employee cost	Life and health insurance benefits for up to 36 months after termination at the active employee cost

An additional three years of service credit and three years of age credit for purposes of retiree health and life insurance benefits

A cash payment equal to the actuarial equivalent of the difference between amounts receivable by the NEO under the final average pay formula in our pension plans and those payable if: (i) the NEO had an additional three years of participation service credit; (ii) the NEO’s final average pay were the higher of the NEO’s salary at the time of the change in control event or Qualified Termination plus the NEO’s highest annual bonus from the preceding three years (for purposes of determining early retirement commencement factors, the NEO is credited with three additional years of vesting service and three additional years of age); and (iii) the NEO’s pension had been fully vested

A cash payment equal to the difference between amounts receivable under our tax-qualified and nonqualified defined contribution type retirement and deferred compensation plans and amounts that would have been received if the NEO’s defined contribution plan account had been fully vested

Accelerated vesting of all outstanding MPC LTI awards	Accelerated vesting of all outstanding MPLX LTI awards

The MPLX CIC Plan also provides that NEOs who don’t technically incur a Qualifying Termination but separate from service with MPLX as a result of an MPLX change in control (in other words, where the NEO remains employed with MPC but no longer provides services to MPLX) will become fully vested in all outstanding MPLX LTI awards. NEOs who receive an offer for comparable employment from an acquirer or successor entity in an MPLX change in control will not be eligible to receive benefits under the MPLX CIC Plan.
CEO PAY RATIO

We do not determine the total compensation of our CEO or of any of the other personnel responsible for managing and operating our business, all of whom are employed by MPC and not by our general partner or us. Because we do not directly employ any employees and do not determine or pay total compensation to the employees of MPC who manage and operate our business, we do not have a median employee whose total compensation can be compared to the total compensation of our CEO.

DIRECTOR COMPENSATION

Officers or employees of our general partner or MPC who also serve as our directors do not receive additional compensation for their service as our director. Directors who are not officers or employees of our general partner or MPC receive compensation as “non-employee directors.”

Compensation Program for Non-Employee Directors

Following is the compensation package established for our non-employee directors for 2019:

Role	Cash Retainer ($)	Deferred Phantom Unit Equity Award ($)	Lead Director Retainer ($)	Committee Chair Retainer ($)	MLP Representative Retainer ($)	Total ($)
Lead Director	90,000	110,000	15,000	—		215,000
Audit Committee Chair	90,000	110,000	—	15,000		215,000
Conflicts Committee Chair	90,000	110,000	—	15,000		215,000
MLP Representative Board Observer	90,000	110,000	—	—	62,500	262,500
All Other Directors	90,000	110,000	—	—		200,000
The cash retainer, lead director retainer and committee chair retainers are paid in equal installments on a quarterly basis. Members of the Conflicts Committee also receive a meeting fee of $1,500 for each Conflicts Committee meeting attended in excess of six meetings per year.

The equity retainer, in the form of phantom units, is granted in equal installments on a quarterly basis.
Directors receive MPLX distribution equivalents in the form of additional MPLX phantom units. The phantom units, including those received as distribution equivalents, are deferred, payable in common units only upon a director’s departure from the Board.
Under MPC’s matching gifts program, non-employee directors may elect to have MPC match up to $10,000 of their contributions to certain tax-exempt educational institutions each year. The annual limit is applied based on the date of the director’s gift to the institution. Due to processing delays, the actual amount paid out on behalf of a director may exceed $10,000 in a given year.
2019 Director Compensation Table

The following table shows compensation earned by or paid to our non-employee directors during 2019.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)
Michael L. Beatty	135,000	110,000	10,000	255,000
Christopher A. Helms	150,000	110,000	—	260,000
Garry L. Peiffer	105,000	110,000	2,500	217,500
Dan D. Sandman	150,000	110,000	10,000	270,000
Frank M. Semple	177,500	110,000	—	287,500
J. Michael Stice	90,000	110,000	—	200,000
John P. Surma	90,000	110,000	—	200,000
Fees Earned or Paid in Cash reflect (i) cash retainers earned for Board service in 2019, (ii) for each of Messrs. Beatty, Helms, and Sandman, $45,000 in meeting fees for Conflicts Committee meetings held during 2019, (iii) for Mr. Semple, $62,500 in compensation for service as our Representative Observer, in which role he attends certain MPC Board and committee meetings as a liaison between the MPC Board and us, and $25,000 for his service in the same capacity with respect to an MPC Board special committee.
Unit Awards reflect the aggregate grant date fair value of phantom units, calculated in accordance with FASB ASC Topic 718. Non-employee directors generally received grants each quarter of phantom units valued at $27,500 based on the closing price of our common units on each grant date. The aggregate number of phantom units in respect of Board service outstanding for each non-employee director as of December 31, 2019 is: Messrs. Helms, Sandman, and Surma, 19,192; Mr. Peiffer, 16,091; Mr. Beatty, 12,942; Mr. Semple, 10,190; and Mr. Stice, 5,726.
All Other Compensation reflects contributions to educational institutions under MPC’s matching gifts program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors and Executive Officers

The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of January 31, 2020 by each director and NEO, and by all directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of January 31, 2020, there were 1,058,401,784 MPLX common units outstanding (including 665,997,540 common units held by MPC and its affiliates) and 649,486,869 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
	MPLX Common Units	MPC Common Stock	MPLX	MPC
Pamela K.M. Beall	40,201	112,560	*	*
Michael L. Beatty	41,374	—	*	*
Gregory S. Floerke	81,828	32,631	*	*
Suzanne Gagle	23,242	115,050	*	*
Christopher A. Helms	31,253	—	*	*
Gary R. Heminger	316,810	3,141,178	*	*
Michael J. Hennigan	137,305	82,845	*	*
Garry L. Peiffer	85,650	63,394	*	*
Dan D. Sandman	100,883	—	*	*
Frank M. Semple	588,540	4,892	*	*
J. Michael Stice	9,197	7,713	*	*
John P. Surma	31,502	47,412	*	*
John S. Swearingen	24,247	236,601	*	*
Donald C. Templin	102,111	640,716	*	*
All current Directors and Executive Officers as a group (15 individuals)	1,623,068	4,491,141	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.
MPLX Common Unit ownership amounts include:

•
Phantom unit awards, which settle in common units upon a director’s retirement from service on the Board, as follows: Mr. Beatty, 14,004; Mr. Helms, 20,253; Mr. Peiffer, 17,153; Mr. Sandman, 20,253; Mr. Semple, 12,246; Mr. Stice, 8,497; Mr. Surma, 24,002.

•
Phantom unit awards, which may be forfeited under certain conditions, as follows: Ms. Beall, 10,773; Mr. Floerke, 47,074; Ms. Gagle, 14,122; Mr. Hennigan, 113,543; Mr. Swearingen, 9,984; Mr. Templin, 30,221; all other executives, 4,613.

•	For Mr. Heminger, 77,852 phantom unit awards, which are no longer subject to forfeiture because Mr. Heminger has reached mandatory retirement age.

•	Common units indirectly beneficially held in trust as follows: Ms. Beall, 10,000; Mr. Heminger, 174,515; Mr. Peiffer, 68,497; Mr. Semple, 527,517; Mr. Stice, 700.

•	For Messrs. Semple and Templin, common units held by or with spouse, with spouse as co-trustee or by trust for the benefit of spouse.

MPC Common Stock ownership amounts include:

•
All stock options exercisable within 60 days of January 31, 2020 as follows: Ms. Beall, 75,188; Mr. Floerke, 15,831; Ms. Gagle, 94,994; Mr. Heminger, 2,541,680; Mr. Hennigan, 40,791; Mr. Swearingen, 185,974; Mr. Templin, 541,751; all other executive officers, 4,106. Includes 359,773 stock options exercisable by the applicable executive officers but not in the money as of January 31, 2020.

•	Shares of common stock indirectly beneficially held in trust as follows: Ms. Beall, 32,208; Mr. Heminger, 206,202; Mr. Peiffer, 63,394; Mr. Surma, 10,000.

•	For Messrs. Surma and Templin, shares of common stock held by or with spouse, with spouse as co-trustee or by trust for the benefit of spouse.

•	Restricted stock unit awards, which vest upon the director’s retirement from service on the MPC Board or observer status, as follows: Mr. Semple, 4,892; Mr. Stice, 7,713; Mr. Surma, 37,412.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2019:

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests
Marathon Petroleum Corporation	665,997,540	62.9%
539 S. Main Street
Findlay, Ohio 45840

Percent of Common Units is based on common units representing limited partner interests (“MPLX LP common units”) outstanding as of February 17, 2020.
Marathon Petroleum Corporation. The MPLX common units are directly held by MPC Investment LLC, MPLX GP LLC, MPLX Logistics Holdings LLC, Tesoro Logistics GP, LLC and Western Refining Southwest, Inc. Marathon Petroleum Corporation is the ultimate parent company of MPC Investment LLC, MPLX GP LLC, MPLX Logistics Holdings LLC, Tesoro Logistics GP, LLC and Western Refining Southwest, Inc. and may be deemed to beneficially own the MPLX LP common units directly held by these entities.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2019, with respect to common units that may be issued under the MPLX LP 2012 Plan and the MPLX LP 2018 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,424,846	N/A	15,226,794
Equity compensation plans not approved by security holders	—	—	—
Total	1,424,846		15,226,794

Number of Securities to Be Issued includes:

•	1,109,598 phantom unit awards granted pursuant to the MPLX 2012 Plan and the MPLX 2018 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2019.

•
315,248 units as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2019, pursuant to the MPLX 2012 Plan and the MPLX 2018 Plan based on the closing price of our common units on December 31, 2019, of $25.46 per unit. The number of units reported for this award vehicle may overstate dilution. See Item 8. Financial Statements and Supplementary Data – Note 21 for more information on performance unit awards granted under the MPLX 2012 Plan and the MPLX 2018 Plan.

Weighted Average Exercise Price. There is no exercise price associated with phantom unit awards or performance unit awards.
Number of Securities Remaining Available reflects the common units available for issuance pursuant to the MPLX 2018 Plan. The number of units reported in this column assumes 119,207 as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2019, pursuant to the MPLX 2018 Plan based on the closing price of our common units on December 31, 2019, of $25.46 per unit. The number of units assumed for this award vehicle may understate the number of common units available for issuance pursuant to the MPLX 2018 Plan. See Item 8. Financial Statements and Supplementary Data – Note 21 for more information on performance unit awards issued pursuant to the MPLX 2018 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures with Respect to Related Person Transactions

The Board has adopted a formal written related person transactions policy establishing procedures for the notification, review, approval, ratification and disclosure of related person transactions. Under the policy, a “related person” includes any director, nominee for director, executive officer, or a known beneficial holder of more than 5% of any class of our voting securities (other than MPC or its affiliates) or any immediate family member of a director, nominee for director, executive officer or more than 5% owner. This procedure applies to any transaction, arrangement or relationship and any series of similar transactions, arrangements or relationships in which (i) we are a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person has a direct or indirect material interest.

The Board has provided its standing pre-approval for the following transactions, arrangements and relationships:

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

Any related person transaction identified prior to its consummation must be approved in advance by the Board. If the related person transaction is identified after it commences, it will be promptly submitted to the Board or the Chairman for ratification, amendment or rescission. If the transaction has been completed, the Board or the Chairman will evaluate the transaction to determine if rescission is appropriate. Transactions entered into prior to the closing of the Initial Offering, when this policy was adopted, were approved by the Board apart from the policy.

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

This policy is available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate_Governance/Policies_and_Guidelines/.

Our Relationship with MPC
As of February 17, 2020, MPC owned through its affiliates 665,997,540 of our common units, representing approximately 63% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, various of our officers and directors also serve as officers and/or directors of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2019. Unless the context otherwise requires, references in the following discussion to “we” or “us” refer to our affiliates and us.

Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2019, we distributed approximately $1,529 million with respect to MPC’s limited partner interest.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2019 was $4 million.
Acquisition of ANDX

We completed the acquisition of ANDX (the “Merger”) on July 30, 2019. Prior to the Merger, MPC owned through its affiliates approximately 64% of ANDX’s outstanding common units and 100% of its general partner. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. Each ANDX common unit held by certain affiliates of MPC was converted into the right to receive 1.0328 MPLX common units. This resulted in the issuance of approximately 102 million MPLX common units to public unitholders and approximately 161 million MPLX common units to MPC. The units issued to MPC were valued at approximately $4.7 billion as of the transaction closing.
Transactions and Commercial and Other Agreements with MPC

We have multiple long-term, fee-based transportation and storage services agreements, as well as a variety of operating services agreements, management services agreements, licensing agreements, employee services agreements, omnibus agreements, a loan agreement, and an aircraft time-sharing agreement with MPC and its consolidated subsidiaries. See “Our L&S Contracts with MPC and Third Parties - Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC” in Item 1. Business, and Note 6 - Related Party Agreements and Transactions in the Notes to Consolidated Financial Statements, for information regarding related party activities with MPC.

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

Auditor Fees

Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2019, and December 31, 2018:

(In thousands)	2019	2018
Audit	$6,208	$3,617
Audit-Related	—	163
Tax	2,312	989
All Other	10	6
Total	$8,530	$4,775

Audit fees for the years ended December 31, 2019, and December 31, 2018, were primarily for professional services rendered for the audit of the financial statements and of internal controls over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.

Audit-Related fees for the year ended December 31, 2018, were for professional services rendered in relation to updating accounting processes and procedures in order to comply with new accounting pronouncements.

Tax fees for the years ended December 31, 2019, and December 31, 2018, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.

All Other fees for the years ended December 31, 2019, and December 31, 2018, were for subscriptions and licenses for online accounting resources provided by PricewaterhouseCoopers LLP.

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

For unbudgeted items, the Audit Committee has delegated pre-approval authority of up to $250,000 to the Chair of the Audit Committee; such items are reported to the full Audit Committee at its next scheduled meeting.
In 2019 and 2018, the Audit Committee pre-approved all audit, audit-related, tax and permissible non-audit services pursuant to this policy and did not use the de minimis exception.

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

Exhibits:

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
1.1	Third Amended and Restated Distribution Agreement, dated as of March 13, 2018, by and among the Partnership, the General Partner and each of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC	8-K	1.1	3/13/2018	001-35714
2.1	Partnership Interests Purchase Agreement dated February 26, 2014, by and between MPLX Operations LLC and MPL Investment LLC	8-K	2.1	3/4/2014	001-35714
2.2	Partnership Interests Purchase and Contribution Agreement, dated December 1, 2014, by and among MPLX Operations LLC, MPLX Logistics Holdings LLC, MPLX LP and MPL Investment LLC	8-K	2.1	12/2/2014	001-35714
2.3 †	Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation	10-Q	2.1	8/3/2015	001-35714
2.4	Amendment to Agreement and Plan of Merger, dated as of November 10, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation	8-K	2.1	11/12/2015	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
2.5	Amendment Number 2 to Agreement and Plan of Merger, dated as of November 16, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation	8-K	2.1	11/17/2015	001-35714
2.6	Membership Interests Contribution Agreement, dated March 14, 2016, between MPLX LP, MPLX Logistics Holdings LLC, MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/17/2016	001-35714
2.7	Membership Interests Contributions Agreement, dated March 1, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	3/2/2017	001-35714
2.8	Membership Interests and Shares Contributions Agreement, dated September 1, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	9/1/2017	001-35714
2.9	Membership Interests Contribution Agreement, dated November 13, 2017, between MPLX LP, MPLX Logistics Holdings LLC, MPLX Holdings Inc., MPLX GP LLC and MPC Investment LLC	8-K	2.1	11/13/2017	001-35714
2.10 †	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019	8-K/A	3.1	8/14/2019	001-35714
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	First Supplemental Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	2/12/2015	001-35714
4.3	Third Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.3	12/22/2015	001-35714
4.4	Fourth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.4	12/22/2015	001-35714
4.5	Fifth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.5	12/22/2015	001-35714
4.6	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
4.7	Sixth Supplemental Indenture, dated as of February 10, 2017, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/10/2017	001-35714
4.8	Seventh Supplemental Indenture, dated as of February 10, 2017, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	2/10/2017	001-35714
4.9	Eighth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/8/2018	001-35714
4.10	Ninth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	2/8/2018	001-35714
4.11	Tenth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.3	2/8/2018	001-35714
4.12	Eleventh Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.4	2/8/2018	001-35714
4.13	Twelfth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.5	2/8/2018	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
4.14	Thirteenth Supplemental Indenture, dated as of November 15, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.1	11/15/2018	001-35714
4.15	Fourteenth Supplemental Indenture, dated as of November 15, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.2	11/15/2018	001-35714
4.16	Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee , relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	10-Q	4.3	10/31/2014	001-03473 (Andeavor)
4.17	Sixth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of October 29, 2014, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.1	9/9/2019	001-35714
4.18	Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.375% Senior Notes due 2024	10-K	4.33	2/21/2017	001-03473 (Andeavor)

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
4.19	Fourth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of May 12, 2016, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.2	9/9/2019	001-35714
4.20	Indenture, dated as of December 2, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2025	10-K	4.34	2/21/2017	001-03473 (Andeavor)
4.21	Fourth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of December 2, 2016, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.3	9/9/2019	001-35714
4.22	Indenture, dated as of November 28, 2017, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.500% Senior Notes due 2022, 4.250% Senior Notes due 2027 and 5.200% Senior Notes due 2047	8-K	4.1	11/28/2017	001-35143 (ANDX)
4.23	Second Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of November 28, 2017, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.4	9/9/2019	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
4.24	Fifteenth Supplemental Indenture, dated as of September 9, 2019, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.5	9/9/2019	001-35714
4.25	Sixteenth Supplemental Indenture, dated as of September 9, 2019, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.6	9/9/2019	001-35714
4.26	Seventeenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.1	9/27/2019	001-35714
4.27	Eighteenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.2	9/27/2019	001-35714
4.28	Nineteenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.3	9/27/2019	001-35714
4.29	Twentieth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.4	9/27/2019	001-35714
4.30	Twenty-First Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.5	9/27/2019	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
4.31	Twenty-Second Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.6	9/27/2019	001-35714
4.32	Registration Rights Agreement, dated as of September 23, 2019, by and among MPLX LP, MPLX GP LLC, Barclays Capital Inc., MUFG Securities Americas Inc. and Wells Fargo Securities, LLC	8-K	4.7	9/27/2019	001-35714
4.33	Description of Securities					X
10.1*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.2	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC	8-K	10.1	11/6/2012	001-35714
10.3	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.4	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500
10.5	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500
10.6	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500
10.7	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500
10.8	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714
10.9	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500
10.10	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.11	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500
10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500
10.13	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500
10.14	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714
10.15	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.16	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.17	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714
10.18	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.19	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714
10.20	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714
10.21	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.22	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714
10.23*	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.24*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Equity Award Terms	10-K	10.30	2/24/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.25	First Amendment to Amended and Restated Operating Agreement, dated as of January 1, 2015, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	5/4/2015	001-35714
10.26	Operating Agreement, dated as of January 1, 2015, between Hardin Street Transportation LLC and Marathon Pipe Line LLC	10-Q	10.3	5/4/2015	001-35714
10.27	Transportation Services Agreement (Cornerstone Pipeline System and Utica Build-Out Projects), effective as of June 11, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	6/17/2015	001-35714
10.28	First Amendment to Storage Services Agreement, dated as of September 17, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	9/23/2015	001-35714
10.29	Employee Services Agreement, dated December 28, 2015, by and between MPLX LP and MW Logistics Services LLC	8-K	10.1	1/4/2016	001-35714
10.30+	Second Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG, L.L.C. dated December 4, 2015, between MarkWest Utica Operating Company, L.L.C. and EMG Utica, LLC	10-K	10.48	2/26/2016	001-35714
10.31	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.32	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714
10.33	Amended and Restated Management Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.3	4/6/2016	001-35714
10.34	Second Amended and Restated Employee Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Logistics Services LLC	8-K	10.4	4/6/2016	001-35714
10.35*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.9	5/1/2017	001-35714
10.36*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.7	5/2/2016	001-35714
10.37*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.8	5/1/2017	001-35714
10.38*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.9	5/2/2016	001-35714
10.39	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
10.40	Master Reorganization Agreement, dated September 1, 2016, by and among MPLX Holdings Inc., MarkWest Energy Partners, L.P., MWE GP LLC, MPLX LP, MPLX GP LLC, MPC Investment LLC, MPLX Logistics Holdings LLC and MarkWest Hydrocarbon, L.L.C.	8-K	10.1	9/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.41	Second Amendment to Amended and Restated Operating Agreement, dated August 1, 2016, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	10/31/2016	001-35714
10.42	First Amendment to Employee Services Agreement, dated May 10, 2016, by and between Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	10-Q	10.1	8/3/2016	001-35714
10.43	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714
10.44	First Amendment to Amended and Restated Management Services Agreement, effective as of November 1, 2016, between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.62	2/24/2017	001-35714
10.45	First Amendment to Transportation Services Agreement, dated November 1, 2016, between Marathon Pipeline LLC and Marathon Petroleum Company LP (Texas City Products System)	10-K	10.63	2/24/2017	001-35714
10.46	Second Amended and Restated Employee Services Agreement, dated March 1, 2017, between Marathon Petroleum Logistics Services LLC, Marathon Pipe Line LLC and MPLX GP LLC	8-K	10.1	3/2/2017	001-35714
10.47	Transportation Services Agreement, dated January 1, 2015, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.2	3/2/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.48	First Amendment to Transportation Services Agreement, dated December 1, 2016, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.3	3/2/2017	001-35714
10.49	Second Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.4	3/2/2017	001-35714
10.50	Third Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.5	3/2/2017	001-35714
10.51	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.52	Third Amended and Restated Employee Services Agreement, effective December 21, 2015, between MPLX Terminals LLC and Marathon Petroleum Logistics Services LLC	8-K	10.7	3/2/2017	001-35714
10.53*	Form of MPLX LP Phantom Unit Award Agreement - Officer, Cliff Vesting	10-Q	10.1	8/3/2017	001-35714
10.54*	Amended Restricted Stock Award Agreement	10-Q	10.2	10/30/2017	001-35714
10.55*	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.3	10/30/2017	001-35714
10.56	Transportation Services Agreement, dated November 1, 2017, between Marathon Pipe Line LLC and Marathon Petroleum Company LP	8-K	10.1	11/7/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.57	Fourth Amendment to Transportation Services Agreement, dated November 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.2	11/7/2017	001-35714
10.58	Partnership Interests Restructuring Agreement, dated as of December 15, 2017, among MPLX GP LLC and MPLX LP	8-K	10.1	12/19/2017	001-35714
10.59
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
		8-K	10.1	1/4/2018	001-35714
10.60+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.61+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.62	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.63+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.64	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.65*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.66*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.8	4/30/2018	001-35714
10.67*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.9	4/30/2018	001-35714
10.68*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.10	4/30/2018	001-35714
10.69*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.11	4/30/2018	001-35714
10.70*	Form of MPLX LP Phantom Unit Award Agreement - Officer - Three Year Cliff Vesting	10-Q	10.12	4/30/2018	001-35714
10.71*	First Amendment to the Loan Agreement by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	10-Q	10.13	4/30/2018	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.72*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.73*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms	10-K	10.79	2/28/2019	001-35714
10.74	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation.	8-K	10.1	5/8/2019	001-35714
10.75	First Amendment to the MPLX 2018 Incentive Compensation Plan					X
10.76	MPLX LP 2018 Incentive Compensation Plan Phantom Unit Award Agreement Officer Grant (3-year pro-rata vesting)	10-Q	10.1	5/9/2019	001-35714
10.77	MPLX LP 2018 Incentive Compensation Plan Performance Unit Award Agreement 2019-2021 Performance Cycle	10-Q	10.2	5/9/2019	001-35714
10.78	MPLX LP 2018 Incentive Compensation Plan Phantom Unit Award Agreement Marathon Petroleum Corporation Officer (3-year pro-rata vesting)	10-Q	10.3	5/9/2019	001-35714
10.79	2018 Incentive Compensation Plan Performance Unit Award Agreement 2019-2021 Performance Cycle Marathon Petroleum Corporation Officer	10-Q	10.4	5/9/2019	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.80	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation	8-K	10.1	5/8/2019	001-35714
10.81
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
		8-K	10.1	8/1/2019	001-35714
10.82	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC.	8-K	10.2	8/1/2019	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.83	Term Loan Agreement, dated as of September 26, 2019, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the syndication agents, documentation agents and lenders that are parties thereto	8-K	10.1	9/27/2019	001-35714
10.84	Fourth Amended and Restated Omnibus Agreement, dated as of October 30, 2017, among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.2	10/31/2017	001-35143 (ANDX)
10.85	First Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of January 30, 2019, among Andeavor LLC, Marathon Petroleum Company LP, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-K	10.77	2/28/2019	001-35054

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.86	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC and Marathon Petroleum Company LP.	8-K	10.3	8/1/2019	001-35054
10.87	Third Amended and Restated Schedules to Fourth Amended and Restated Omnibus Agreement, effective August 6, 2018, by and among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-Q	10.2	11/17/2018	001-35143 (ANDX)
10.88	Secondment Agreement, dated as of January 30, 2019, by and among Marathon Refining Logistics Services, LLC, Andeavor Logistics LP, Tesoro Logistics GP, LLC and certain other parties thereto	8-K	10.1	2/5/2019	001-35143 (ANDX)
10.89	Secondment Agreement, dated as of January 30, 2019, by and among Marathon Petroleum Logistics Services, LLC, Andeavor Logistics LP, Tesoro Logistics GP, LLC and certain other parties thereto	8-K	10.2	2/5/2019	001-35143 (ANDX)
10.90	Form of MPLX LP Replacement Award for 2017 ANDX Award	10-Q	10.47	11/4/2019	001-35143 (ANDX)
10.91	Form of MPLX LP Replacement Award for 2018 ANDX Award	10-Q	10.48	11/4/2019	001-35143 (ANDX)

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.92	Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC	8-K	10.9	12/8/2014	001-35143 (ANDX)
10.93	First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC	8-K	10.3	2/3/2016	001-35143 (ANDX)
10.94	Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc.	8-K	10.2	10/16/2014	001-36114 (WNRL)
10.95	Amendment No. 1 to Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc.	10-Q	10.20	8/7/2018	001-35143 (ANDX)
10.96	Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	8-K	10.1	10/16/2014	001-36114 (WNRL)
10.97	Amendment No. 1 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.7	8/7/2018	001-35143 (ANDX)

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.98	Amendment No. 2 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.8	8/7/2018	001-35143 (ANDX)
10.99	Amendment No. 3 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.9	8/7/2018	001-35143 (ANDX)
10.100	Amendment No. 4 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.10	8/7/2018	001-35143 (ANDX)
10.101	Amendment No. 5 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.11	8/7/2018	001-35143 (ANDX)
10.102	Fourth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
10.103	Fifth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	2/24/2017
21.1	List of Subsidiaries					X

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

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

Date: February 28, 2020	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Michael J. Hennigan	Director, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP) (principal executive officer)
Michael J. Hennigan

/s/ Pamela K.M. Beall	Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP) (principal financial officer)
Pamela K.M. Beall

/s/ C. Kristopher Hagedorn	Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP) (principal accounting officer)
C. Kristopher Hagedorn

*	Chairman of the Board of Directors of MPLX GP LLC (the general partner of MPLX LP)
Gary R. Heminger

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Michael L. Beatty

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christopher A. Helms

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Garry L. Peiffer

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Dan D. Sandman

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Frank M. Semple

*	Director of MPLX GP LLC (the general partner of MPLX LP)
J. Michael Stice

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John P. Surma

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Donald C. Templin

*
The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Michael J. Hennigan	February 28, 2020
Michael J. Hennigan Attorney-in-Fact