Form 10-Q
period 2020-03-31
MPLX LP
filed 2020-05-07
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

MPLX LP had 1,058,603,592 common units outstanding at May 1, 2020.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
Merger	MPLX acquisition by merger of Andeavor Logistics LP (“ANDX”) on July 30, 2019
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
Predecessor	The related assets, liabilities and results of operations of Andeavor Logistics LP (“ANDX”) prior to the date of the acquisition, July 30, 2019, effective October 1, 2018
Realized derivative gain/loss	The gain or loss recognized when a derivative matures or is settled
SEC	United States Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
Unrealized derivative gain/loss	The gain or loss recognized on a derivative due to changes in fair value prior to the instrument maturing or settling
VIE	Variable interest entity

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2020	2019(1)
Revenues and other income:
Service revenue	$612	$614
Service revenue - related parties	928	803
Service revenue - product related	39	34
Rental income	96	99
Rental income - related parties	234	325
Product sales	169	216
Product sales - related parties	33	41
Income/(loss) from equity method investments(2)	(1,184)	77
Other income	1	—
Other income - related parties	64	26
Total revenues and other income	992	2,235
Costs and expenses:
Cost of revenues (excludes items below)	368	339
Purchased product costs	135	194
Rental cost of sales	35	37
Rental cost of sales - related parties	46	43
Purchases - related parties	276	278
Depreciation and amortization	325	301
Impairment expense	2,165	—
General and administrative expenses	97	101
Other taxes	31	30
Total costs and expenses	3,478	1,323
Income/(loss) from operations	(2,486)	912
Related party interest and other financial costs	3	1
Interest expense (net of amounts capitalized of $13 million and $11 million, respectively)	211	214
Other financial costs	16	9
Income/(loss) before income taxes	(2,716)	688
(Benefit)/provision for income taxes	—	(1)
Net income/(loss)	(2,716)	689
Less: Net income attributable to noncontrolling interests	8	6
Less: Net income attributable to Predecessor	—	180
Net income/(loss) attributable to MPLX LP	(2,724)	503
Less: Series A preferred unit distributions	20	20
Less: Series B preferred unit distributions	11	—
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$(2,755)	$483
Per Unit Data (See Note 6)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$(2.60)	$0.61
Common - diluted	$(2.60)	$0.61
Weighted average limited partner units outstanding:
Common - basic	1,058	794
Common - diluted	1,058	795

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)	The 2020 period includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019(1)
Net income/(loss)	$(2,716)	$689
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	(1)	1
Comprehensive income/(loss)	(2,717)	690
Less comprehensive income attributable to:
Noncontrolling interests	8	6
Income attributable to Predecessor	—	180
Comprehensive income/(loss) attributable to MPLX LP	$(2,725)	$504

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$57	$15
Receivables, net	522	593
Current assets - related parties	600	656
Inventories	105	110
Other current assets	45	110
Total current assets	1,329	1,484
Equity method investments	3,992	5,275
Property, plant and equipment, net	21,829	22,145
Intangibles, net	1,055	1,270
Goodwill	7,722	9,536
Right of use assets, net	352	365
Noncurrent assets - related parties	677	303
Other noncurrent assets	50	52
Total assets	37,006	40,430
Liabilities
Current liabilities:
Accounts payable	138	242
Accrued liabilities	135	187
Current liabilities - related parties	297	1,008
Accrued property, plant and equipment	234	283
Accrued interest payable	214	210
Operating lease liabilities	67	66
Other current liabilities	129	136
Total current liabilities	1,214	2,132
Long-term deferred revenue	241	217
Long-term liabilities - related parties	290	290
Long-term debt	20,467	19,704
Deferred income taxes	11	12
Long-term operating lease liabilities	284	302
Deferred credits and other liabilities	175	192
Total liabilities	22,682	22,849
Commitments and contingencies (see Note 21)
Series A preferred units	968	968
Equity
Common unitholders - public (393 million and 392 million units issued and outstanding)	9,509	10,800
Common unitholder - MPC (666 million and 666 million units issued and outstanding)	3,014	4,968
Series B preferred units (.6 million and .6 million units issued and outstanding)	601	611
Accumulated other comprehensive loss	(16)	(15)
Total MPLX LP partners’ capital	13,108	16,364
Noncontrolling interests	248	249
Total equity	13,356	16,613
Total liabilities, preferred units and equity	$37,006	$40,430

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019(1)
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income/(loss)	$(2,716)	$689
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	14	7
Depreciation and amortization	325	301
Impairment expense	2,165	—
Deferred income taxes	—	(2)
(Gain)/loss on disposal of assets	—	1
Loss/(income) from equity method investments(2)	1,184	(77)
Distributions from unconsolidated affiliates	119	115
Changes in:
Current receivables	71	6
Inventories	3	4
Fair value of derivatives	(15)	7
Current accounts payable and accrued liabilities	(142)	(69)
Current assets/current liabilities - related parties	(52)	(157)
Right of use assets/operating lease liabilities	(4)	—
Deferred revenue	27	13
All other, net	30	15
Net cash provided by operating activities	1,009	853
Investing activities:
Additions to property, plant and equipment	(379)	(575)
Acquisitions, net of cash acquired	—	1
Disposal of assets	39	7
Investments in unconsolidated affiliates	(91)	(135)
Distributions from unconsolidated affiliates - return of capital	69	2
Net cash used in investing activities	(362)	(700)
Financing activities:
Long-term debt - borrowings	1,325	1,404
- repayments	(581)	(821)
Related party debt - borrowings	1,667	1,405
- repayments	(2,261)	(1,405)
Distributions to noncontrolling interests	(9)	(6)
Distributions to Series A preferred unitholders	(20)	(20)
Distributions to Series B preferred unitholders	(21)	—
Distributions to unitholders and general partner	(717)	(515)
Distributions to common and Series B preferred unitholders from Predecessor	—	(259)
Contributions from MPC	14	12
Contributions from noncontrolling interests	—	94
All other, net	(2)	(5)
Net cash used in financing activities	(605)	(116)
Net (decrease)/increase in cash, cash equivalents and restricted cash	42	37
Cash, cash equivalents and restricted cash at beginning of period	15	85
Cash, cash equivalents and restricted cash at end of period	$57	$122

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)	The 2020 period includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total(1)
Balance at December 31, 2018	$8,336	$(1,612)	$—	$(16)	$156	10,867	$17,731
Net income (excludes amounts attributable to Series A preferred units)	176	307	—	—	6	180	669
Distributions to:
Unitholders	(188)	(327)	—	—	—	(261)	(776)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
MPC	—	—	—	—	—	15	15
Noncontrolling interests	—	—	—	—	94	—	94
Other	2	—	—	1	—	—	3
Balance at March 31, 2019	8,326	(1,632)	—	(15)	250	10,801	17,730

Balance at December 31, 2019	10,800	4,968	611	(15)	249	—	16,613
Net income (excludes amounts attributable to Series A preferred units)	(1,022)	(1,733)	11	—	8	—	(2,736)
Distributions to:
Unitholders	(271)	(446)	(21)	—	—	—	(738)
Noncontrolling interests	—	—	—	—	(9)	—	(9)
Contributions from:
MPC	—	225	—	—	—	—	225
Other	2	—	—	(1)	—	—	1
Balance at March 31, 2020	$9,509	$3,014	$601	$(16)	$248	$—	$13,356

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

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

Impairments – The recent outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and resulted in a decline in the demand for the midstream services we provide. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products.

The overall deterioration in the economy and the environment in which MPLX and our customers operate, as well as a sustained decrease in unit price, were considered triggering events resulting in impairments of the carrying value of certain assets. During the first quarter of 2020 we recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers have continued to refine and update production forecasts in response to the current environment, which has impacted their current and expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which have experienced increased volatility as noted above. The table below provides information related to the impairments recognized during the first quarter of 2020 as well as the corresponding footnote where additional information can be found.

(In millions)	Impairment	Footnote Reference
Goodwill	$1,814	12
Equity method investments	1,264	4
Intangibles, net	177	12
Property, plant and equipment, net	174	11
Total impairments	$3,429

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

MPLX’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non wholly owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in VIEs in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders based on a fixed distribution schedule. Distributions, although earned, are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described in Note 6.

2. Accounting Standards

Recently Adopted

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method. This ASU requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The ASU requires the company to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. Adoption of the standard did not have a material impact on our financial statements.
We are exposed to credit losses, primarily as a result of the midstream services that we provide. We assess each customer’s ability to pay through our credit review process, which considers various factors such as external credit ratings; a review of financial statements to determine liquidity, leverage, trends and business specific risks; market information; pay history and our business strategy. We monitor our ongoing credit exposure through timely review of customer payment activity. At March 31, 2020, we reported $522 million of accounts receivable, net of allowances of $1 million.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt. See Note 21 for more information on these off-balance sheet exposures.

We also adopted the following ASU during the first three months of 2020, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020

3. Acquisitions

Acquisition of Andeavor Logistics LP

As previously disclosed, on May 7, 2019, ANDX, Tesoro Logistics GP, LLC, then the general partner of ANDX (“TLGP”), MPLX, MPLX GP LLC, the general partner of MPLX (“MPLX GP”), and MPLX MAX LLC, a wholly owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 7 for information on units issued in connection with the Merger.

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for Western Refining Southwest, Inc. (“Southwest, Inc.”), a wholly owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger. As a result of the Merger, the ANDX Special Limited Partner Interest outstanding immediately prior to the effective time of the Merger was converted into a right for Southwest Inc., as the holder of all such interest, to receive a substantially equivalent special limited partner interest in MPLX (the “MPLX Special Limited Partner Interest”). By virtue of the conversion, the ANDX Special Limited Partner Interest was cancelled and ceased to exist as of the effective time of the Merger. For information on ANDX’s preferred units, please see Note 7.

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

MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019, and the results of ANDX have been incorporated into the results of MPLX as of October 1, 2018, which is the date that common control was established. As a result of MPC’s relationship with both MPLX and ANDX, the Merger has been treated as a common control transaction, which requires the recasting of MPLX’s historical results and the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. We recognized $1 million in acquisition costs during the first quarter of 2019 related to the Merger, which are reflected in general and administrative expenses. For the three months ended March 31, 2019, we recognized $589 million of revenues and other income and $180 million of net income related to ANDX.

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	March 31,	March 31,	December 31,
(In millions, except ownership percentages)	2020	2020	2019
L&S
MarEn Bakken Company LLC	25%	$479	$481
Illinois Extension Pipeline Company, L.L.C.	35%	271	265
LOOP LLC	41%	239	238
Andeavor Logistics Rio Pipeline LLC(1)	67%	200	202
Minnesota Pipe Line Company, LLC	17%	190	190
Whistler Pipeline LLC(1)	38%	163	134
W2W Holdings LLC(1)(2)	50%	76	—
Wink to Webster Pipeline LLC(1)(2)	15%	—	126
Explorer Pipeline Company	25%	81	83
Other(1)		55	55
Total L&S		1,754	1,774
G&P
MarkWest Utica EMG, L.L.C.(1)	57%	712	1,984
Sherwood Midstream LLC(1)	50%	546	537
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(1)	67%	302	302
Rendezvous Gas Services, L.L.C.(1)	78%	167	170
Sherwood Midstream Holdings LLC(1)	52%	155	157
Centrahoma Processing LLC	40%	150	153
Other(1)		206	198
Total G&P		2,238	3,501
Total		$3,992	$5,275

(1)	Investments deemed to be VIE’s. Some investments included within “Other” have also been deemed to be VIE’s.

(2)	During the three months ended March 31, 2020, we contributed our ownership in Wink to Webster Pipeline LLC to W2W Holdings LLC.

For those entities that have been deemed to be VIE’s, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. While we have the ability to exercise influence through participation in the management committees which make all significant decisions, since we have equal influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2020, MPLX has a 24.1 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2020.

During the first quarter of 2020, we assessed certain of our equity method investments for impairment as a result of a number of first quarter events and circumstances as discussed in Note 1. During the first quarter of 2020, we recorded an other than temporary impairment for three joint ventures in which we have an interest. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures.

Summarized financial information for MPLX’s equity method investments for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$(217)	$337	$120
Costs and expenses	104	132	236
Income from operations	(321)	205	(116)
Net income	(337)	186	(151)
(Loss)/income from equity method investments(1)	$(1,222)	$38	$(1,184)

(1)	Includes the impact of any basis differential amortization or accretion in addition to the impairment of $1,264 million.

	Three Months Ended March 31, 2019(1)
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$155	$391	$546
Costs and expenses	77	198	275
Income from operations	78	193	271
Net income	71	181	252
Income from equity method investments	$27	$50	$77

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

Summarized balance sheet information for MPLX’s equity method investments as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020
(In millions)	VIEs	Non-VIEs	Total
Current assets	$320	$325	$645
Noncurrent assets	5,384	5,115	10,499
Current liabilities	153	195	348
Noncurrent liabilities	$544	$859	$1,403

	December 31, 2019
(In millions)	VIEs	Non-VIEs	Total
Current assets	$534	$330	$864
Noncurrent assets	5,862	5,134	10,996
Current liabilities	192	245	437
Noncurrent liabilities	$305	$822	$1,127

As of March 31, 2020, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $60 million, after the impairment charges recognized during the quarter. At December 31, 2019, the carrying value of MPLX’s equity method investments in the G&P segment exceeded the underlying net assets of its investees by approximately $1.0 billion. As of March 31, 2020 and December 31, 2019, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $330 million and $329 million, respectively. At March 31, 2020 and December 31, 2019, the G&P basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $31 million and $498 million of excess related to goodwill, respectively. At March 31, 2020 and December 31, 2019, the L&S basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $167 million of excess related to goodwill, respectively.

5. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; as well as reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement. MPLX also has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. Additionally, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as other various agreements.

Related Party Loan

MPLX is party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment makes a loan or loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. In connection with the Merger, on July 31, 2019, MPLX and MPC Investment amended and restated the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to July 31, 2024. Borrowings under the MPC Loan Agreement prior to July 31, 2019 bore interest at LIBOR plus 1.50 percent while borrowings as of and after July 31, 2019 bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement. Activity on the MPC Loan Agreement was as follows:

(In millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Borrowings	$1,667	$8,540
Average interest rate of borrowings	2.833%	3.441%
Repayments	$2,261	$7,946
Outstanding balance at end of period(1)	$—	$594

(1)	Included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

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

(In millions)	Year Ended December 31, 2019
Borrowings	$773
Average interest rate of borrowings	4.249%
Repayments	$773
Outstanding balance at end of period	$—

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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Service revenues - related parties
MPC	$927	$803
Other	1	—
Total Service revenue - related parties	928	803
Rental income - related parties
MPC	234	325
Product sales - related parties(1)
MPC	33	41
Other income - related parties
MPC	48	10
Other	16	16
Total Other income - related parties	$64	$26

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2020, these sales totaled $173 million. For the three months ended March 31, 2019, these sales totaled $223 million.

Related Party Expenses

MPC provides executive management services and certain general and administrative services to MPLX under the terms of our omnibus agreements (“Omnibus charges”). Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Rental cost of sales - related parties
MPC	$46	$43
Purchases - related parties
MPC	271	273
Other	5	5
Total Purchase - related parties	276	278
General and administrative expenses
MPC	$64	$62

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three months ended March 31, 2020 and 2019, these charges totaled $36 million and $41 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 20 for additional information) and deferred revenue on minimum volume commitments. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts are recorded as “Current liabilities - related parties.” In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized in income over the remaining term of the applicable agreements or in some cases as an equity contribution from its sponsor.

(In millions)	March 31, 2020	December 31, 2019
Current assets - related parties
Receivables - MPC	$538	$621
Receivables - Other	21	22
Prepaid - MPC	15	9
Lease Receivables - MPC	26	4
Total	600	656
Noncurrent assets - related parties
Long-term receivables - MPC	28	21
Right of use assets - MPC	231	232
Long-term lease receivables - MPC	399	43
Unguaranteed residual asset - MPC	19	7
Total	677	303
Current liabilities - related parties
Payables - MPC	227	911
Payables - Other	16	37
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	38	42
Deferred revenue - Project reimbursements - MPC	14	16
Deferred revenue - Project reimbursements - Other	1	1
Total	297	1,008
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	230	230
Long-term deferred revenue - Project reimbursements - MPC	54	53
Long-term deferred revenue - Project reimbursements - Other	6	7
Total	$290	$290

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to and purchases from related parties were not material for the three months ended March 31, 2020 and 2019.

6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding. Additional MPLX common units, MPLX Series B preferred units, and TexNew Mex units were issued on July 30, 2019 as a result of the merger with ANDX as discussed in Note 3. Distributions declared on these newly issued common and Series B preferred units are a reduction to income available to MPLX common unit holders due to their participation in distributions of income.

Classes of participating securities for the three months ended March 31, 2020 and 2019 include:

Three Months Ended March 31,
	2020	2019
Common Units	✓	✓
Equity-based compensation awards	✓	✓
Series A preferred units	✓	✓
Series B preferred units	✓
TexNew Mex units	✓

For the three months ended March 31, 2020 and 2019, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2020 and 2019 were 1 million and less than 1 million, respectively.

	Three Months Ended March 31,
(In millions)	2020	2019
Net income attributable to MPLX LP	$(2,724)	$503
Less: Distributions declared on Series A preferred units(1)	20	20
Distributions declared on Series B preferred units(1)	11	—
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)	728	523
Undistributed net loss attributable to MPLX LP	$(3,483)	$(40)

(1)	See Note 7 for distribution information.

	Three Months Ended March 31, 2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$728	$20	$11	$759
Undistributed net loss attributable to MPLX LP	(3,483)	—	—	(3,483)
Net income attributable to MPLX LP(1)	$(2,755)	$20	$11	$(2,724)
Weighted average units outstanding:
Basic	1,058
Diluted	1,058
Net income attributable to MPLX LP per limited partner unit:
Basic	$(2.60)
Diluted	$(2.60)

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Three Months Ended March 31, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$523	$20	$543
Undistributed net loss attributable to MPLX LP	(40)	—	(40)
Net income attributable to MPLX LP(1)	$483	$20	$503
Weighted average units outstanding:
Basic	794
Diluted	795
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

7. Equity

The changes in the number of common units outstanding during the three months ended March 31, 2020 are summarized below:

(In units)	Common
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	151,878
Balance at March 31, 2020	1,058,507,349

Merger

In connection with the Merger and as discussed in Note 3, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units while ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. This resulted in the issuance of MPLX common units of approximately 102 million units to public unitholders and approximately 161 million units to MPC on July 30, 2019.

Series B Preferred Units

Prior to the Merger, ANDX had outstanding 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. Upon completion of the Merger, the ANDX preferred units converted to preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent.

The changes in the Series B preferred unit balance from December 31, 2019 through March 31, 2020 are summarized below. Series B preferred units are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Equity of Predecessor” for the period prior to the Merger and within “Series B preferred units” for the period following the Merger.

(In millions)	Series B Preferred Units
Balance at December 31, 2019	$611
Net income allocated	11
Distributions received by Series B preferred unitholders	(21)
Balance at March 31, 2020	$601

TexNew Mex Units - Prior to the Merger, MPC held 80,000 Andeavor Logistics TexNew Mex units, representing all outstanding units. At the time of the Merger, each Andeavor Logistics TexNew Mex unit was automatically converted into TexNew Mex units of MPLX with substantially the same rights and obligations as the Andeavor Logistics TexNew Mex units. The TexNew Mex units represent the right to receive quarterly distribution payments in an amount calculated using the distributable cash flow generated by a particular portion of the TexNew Mex pipeline system, in excess of a base amount and adjusted for previously agreed upon stipulations and contingencies. In 2019, distributions of less than $1 million were earned by the TexNew Mex units, which were declared in January of 2020 and paid in February 2020. No distributions were earned by the TexNew Mex units in the first quarter of 2020.

Cash distributions – In accordance with the MPLX partnership agreement, on April 28, 2020, MPLX declared a quarterly cash distribution for the first quarter of 2020, totaling $728 million, or $0.6875 per common unit. This rate will also be received by Series A preferred unitholders. These distributions will be paid on May 15, 2020 to common unitholders of record on May 8, 2020. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. MPLX made a cash distribution to holders of the Series B preferred unitholders in February 2020 for approximately $21 million.

Quarterly distributions for the first quarter of 2020 and 2019 are summarized below:

(Per common unit)	2020	2019
March 31,	$0.6875	$0.6575

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three months ended March 31, 2020 and 2019. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2020	2019(1)
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$728	$523
Series A preferred unit distributions	20	20
Series B preferred unit distributions	11	—
Total cash distributions declared	$759	$543

(1)	The distribution on common units for the three months ended March 31, 2019 does not include the impact of the issuance of units in connection with the merger.

8. Series A Preferred Units

On May 13, 2016, MPLX LP issued approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On April 28, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the first quarter of 2020. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

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

Approximately 29.6 million Series A preferred units remaining outstanding as of March 31, 2020. The changes in the redeemable preferred balance from December 31, 2019 through March 31, 2020 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2019	$968
Net income allocated	20
Distributions received by Series A preferred unitholders	(20)
Balance at March 31, 2020	$968

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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

	Three Months Ended March 31,
(In millions)	2020	2019(1)
L&S
Service revenue	$1,004	$889
Rental income	242	335
Product related revenue	19	15
Income from equity method investments	50	45
Other income	51	12
Total segment revenues and other income(2)	1,366	1,296
Segment Adjusted EBITDA(3)	872	559
Capital expenditures	184	198
Investments in unconsolidated affiliates	54	7
G&P
Service revenue	536	528
Rental income	88	89
Product related revenue	222	276
(Loss)/income from equity method investments	(1,234)	32
Other income	14	14
Total segment revenues and other (loss)/income(2)	(374)	939
Segment Adjusted EBITDA(3)	422	371
Capital expenditures	134	306
Investments in unconsolidated affiliates	$37	$128

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)
Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $158 million and $153 million for the three months ended March 31, 2020 and 2019, respectively. Third party losses for the G&P segment were $425 million for the three months ended March 31, 2020 and third party revenues were $887 million for the three months ended March 31, 2019.

(3)	See below for the reconciliation from Segment Adjusted EBITDA to net income.

(In millions)	March 31, 2020	December 31, 2019
Segment assets
Cash and cash equivalents	$57	$15
L&S	20,891	20,810
G&P	16,058	19,605
Total assets	$37,006	$40,430

The table below provides a reconciliation between net (loss)/income and Segment Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2020	2019(1)
Reconciliation to Net (loss)/income:
L&S Segment Adjusted EBITDA	$872	$559
G&P Segment Adjusted EBITDA	422	371
Total reportable segments	1,294	930
Depreciation and amortization(2)	(325)	(301)
Benefit for income taxes	—	1
Amortization of deferred financing costs	(14)	(7)
Non-cash equity-based compensation	(5)	(7)
Impairment expense	(2,165)	—
Net interest and other financial costs	(216)	(217)
(Loss)/income from equity method investments	(1,184)	77
Distributions/adjustments related to equity method investments	(124)	(122)
Unrealized derivative gains/(losses)(3)	15	(4)
Acquisition costs	—	(1)
Other	(1)	—
Adjusted EBITDA attributable to noncontrolling interests	9	7
Adjusted EBITDA attributable to Predecessor(4)	—	333
Net (loss)/income	$(2,716)	$689

(1)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)
Depreciation and amortization attributable to L&S was $138 million and $126 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization attributable to G&P was $187 million and $175 million for the three months ended March 31, 2020 and 2019, respectively.

(3)
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

(4)	The adjusted EBITDA adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP prior to the Merger.

10. Inventories

Inventories consist of the following:

(In millions)	March 31, 2020	December 31, 2019
NGLs	$1	$5
Line fill	6	10
Spare parts, materials and supplies	98	95
Total inventories	$105	$110

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	Estimated Useful Lives	March 31, 2020	December 31, 2019
L&S
Pipelines	2-51 years	$5,637	$5,572
Refining Logistics	13-40 years	2,308	2,870
Terminals	2-40 years	1,176	1,109
Marine	15-20 years	960	906
Land, building and other	1-61 years	1,827	1,817
Construction-in progress		618	660
Total L&S property, plant and equipment		12,526	12,934
G&P
Gathering and transportation	5-40 years	7,349	7,159
Processing and fractionation	15-40 years	5,605	5,545
Land, building and other	3-40 years	491	484
Construction-in-progress		616	745
Total G&P property, plant and equipment		14,061	13,933
Total property, plant and equipment		26,587	26,867
Less accumulated depreciation(1)		4,758	4,722
Property, plant and equipment, net		$21,829	$22,145

(1)	The March 31, 2020 balance includes property, plant and equipment impairment charges recorded during the first quarter of 2020 as discussed below.

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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million was recorded to Impairment expense on the Consolidated Statements of Income. Fair value of the assets was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

12. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.

During the first quarter of 2020, we determined that an interim impairment analysis of the goodwill recorded was necessary based on consideration of a number of first quarter events and circumstances as discussed in Note 1. Our producer customers in our Eastern G&P region reduced production forecasts and drilling activity in response to the global economic downturn. Additionally, a decline in NGL prices impacted our future revenue forecast. After performing our evaluations related to the interim impairment of goodwill during the first quarter of 2020, we recorded an impairment of $1,814 million within the Eastern G&P reporting unit, which was recorded to Impairment expense on the Consolidated Statements of Income. The impairment was primarily driven by additional guidance related to the slowing of drilling activity, which has reduced production growth forecasts from our producer customers. This resulted in goodwill totaling approximately $7.7 billion as of March 31, 2020 within four reporting units. The fair value of the remaining reporting units with goodwill were in excess of their carrying value by percentages ranging from 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected.

Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. The fair value of our six reporting units was determined based on applying both a discounted cash flow or income approach as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rate, which ranged from 9.5 percent to 11.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements.

After performing our evaluations related to the impairment of goodwill during the fiscal year ending December 31, 2019, we recorded an impairment of $1,197 million within the Western G&P reporting unit. The remainder of the reporting units’ fair values were in excess of their carrying values. The impairment was primarily driven by updated guidance related to the slowing of drilling activity, which has reduced production growth forecasts from our producer customers. This resulted in goodwill totaling approximately $9.5 billion as of December 31, 2019, with all but one of our six reporting units having goodwill.

The changes in carrying amount of goodwill were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2018	$7,234	$2,912	$10,146
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2018	7,234	2,782	10,016
Impairment losses	—	(1,197)	(1,197)
Acquisitions	488	229	717
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Balance as of March 31, 2020	7,722	—	7,722

Gross goodwill as of March 31, 2020	7,722	3,141	10,863
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of March 31, 2020	$7,722	$—	$7,722

Intangible Assets

During the first quarter of 2020, we also determined that an impairment analysis of intangibles within our Western G&P reporting unit was necessary. See Note 11 for additional information regarding our assessment around the Western G&P reporting unit, and more specifically our East Texas G&P asset group. The fair value of the intangibles in our East Texas G&P asset group were determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. After performing our evaluations related to the impairment of intangible assets associated with our East Texas G&P asset group during the first quarter of 2020, we recorded an impairment of $177 million to Impairment expense on the Consolidated Statements of Income related to our customer relationships.

MPLX’s remaining intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of March 31, 2020 and December 31, 2019 is shown below:

		March 31, 2020			December 31, 2019
(In millions)	Useful Life	Gross	Accumulated Amortization(1)(2)	Net	Gross	Accumulated Amortization	Net
L&S	6 - 8 years	$283	$(54)	$229	$283	$(45)	$238
G&P	6 - 25 years	1,288	(462)	826	1,288	(256)	1,032
		$1,571	$(516)	$1,055	$1,571	$(301)	$1,270

(1)	Amortization expense attributable to the G&P and L&S segments for the three months ended March 31, 2020 was $29 million and $9 million, respectively.

(2)	Impairment charge of $177 million is included within the G&P accumulated amortization.

Estimated future amortization expense related to the intangible assets at March 31, 2020 is as follows:

(In millions)
2020	$96
2021	128
2022	128
2023	128
2024	124
Thereafter	451
Total	$1,055

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	March 31, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(45)	$—	$(60)
Total carrying value on Consolidated Balance Sheets	$—	$(45)	$—	$(60)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.26 to $0.68 per gallon with a weighted average of $0.39 per gallon per the current term of the embedded derivative and (2) the probability of renewal of 95 percent for the first five-year term and 83.5 percent for the second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of March 31, 2020 or December 31, 2019.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(60)	$—	$(61)
Total gains/(losses) (realized and unrealized) included in earnings(1)	—	14	—	(6)
Settlements	—	1	—	2
Fair value at end of period	—	(45)	—	(65)
The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$13	$—	$(5)

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

	March 31, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$18,352	$20,560	$21,054	$19,800
SMR liability	$77	$79	$90	$80

14. Derivative Financial Instruments

As of March 31, 2020, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of March 31, 2020 and December 31, 2019, the estimated fair value of this contract was a liability of $45 million and $60 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2020 and December 31, 2019, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2020		December 31, 2019
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(2)	$—	$(5)
Other noncurrent assets / Deferred credits and other liabilities	—	(43)	—	(55)
Total	$—	$(45)	$—	$(60)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, including the effect of master netting arrangements or collateral, see Note 13. There were no material changes to MPLX’s policy regarding the accounting for Level 2 and Level 3 instruments as previously disclosed in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2019. MPLX does not designate any of its commodity derivative positions as hedges for accounting purposes.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended March 31,
(In millions)	2020	2019
Product sales
Realized (loss)/gain	$—	$—
Unrealized (loss)/gain	—	—
Product sales derivative (loss)/gain	—	—
Purchased product costs
Realized (loss)/gain	(1)	(2)
Unrealized gain/(loss)	15	(4)
Purchased product costs derivative gain/(loss)	14	(6)
Cost of revenues
Realized (loss)/gain	—	—
Unrealized (loss)/gain	—	—
Cost of revenues derivative (loss)/gain	—	—
Total derivative gain/(loss)	$14	$(6)

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2020	December 31, 2019
MPLX LP:
Bank revolving credit facility	$750	$—
Term loan facility	1,000	1,000
Floating rate senior notes	2,000	2,000
Fixed rate senior notes	16,887	16,887
Consolidated subsidiaries:
MarkWest	23	23
ANDX	190	190
Financing lease obligations(1)	14	19
Total	20,864	20,119
Unamortized debt issuance costs	(103)	(106)
Unamortized discount/premium	(290)	(300)
Amounts due within one year	(4)	(9)
Total long-term debt due after one year	$20,467	$19,704
(1)    See Note 20 for lease information.

Credit Agreement

Effective July 30, 2019, in connection with the closing of the Merger, MPLX amended and restated its existing revolving credit facility (the “MPLX Credit Agreement”) to, among other things, increase borrowing capacity to up to $3.5 billion and extend its term from July 2022 to July 2024. During the three months ended March 31, 2020, MPLX borrowed $1,325 million under the MPLX Credit Agreement, at an average interest rate of 2.139 percent, and repaid $575 million. At March 31, 2020, MPLX had $750 million in outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $2.75 billion, or 78.6 percent of the borrowing capacity.

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement which provides for a committed term loan facility for up to an aggregate of $1 billion. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). Amounts borrowed under the Term Loan Agreement will be due and payable on September 26, 2021. As of March 31, 2020, MPLX had drawn $1.0 billion on the term loan at an average interest rate of 2.273 percent.

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

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes expiring between 2022 and 2058 with interest rates ranging from 3.375 percent to 6.375 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

16. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$84	$528	$612
Service revenue - related parties	920	8	928
Service revenue - product related	—	39	39
Product sales	15	154	169
Product sales - related parties	4	29	33
Total revenues from contracts with customers	$1,023	$758	1,781
Non-ASC 606 (loss)/revenue(1)			(789)
Total revenues and other income			$992

	Three Months Ended March 31, 2019(2)
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$86	$528	$614
Service revenue - related parties	803	—	803
Service revenue - product related	—	34	34
Product sales	11	205	216
Product sales - related parties	4	37	41
Total revenues from contracts with customers	$904	$804	1,708
Non-ASC 606 revenue(1)			527
Total revenues and other income			$2,235

(1)	Non-ASC 606 Revenue includes rental income, income/(loss) from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

(2)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

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

The tables below reflect the changes in our contract balances for the three-month periods ended March 31, 2020 and 2019:

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2020
Contract assets	$39	$(27)	$—	$12
Deferred revenue	23	5	(3)	25
Deferred revenue - related parties	53	12	(16)	49
Long-term deferred revenue	90	6	—	96
Long-term deferred revenue - related parties	$55	$1	$—	$56

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)(3)	Revenue Recognized(2)(3)	Balance at March 31, 2019(3)
Contract assets	$36	$(17)	$—	$19
Deferred revenue	13	1	(1)	13
Deferred revenue - related parties	65	9	(16)	58
Long-term deferred revenue	56	1	—	57
Long-term deferred revenue - related parties	$52	$—	$—	$52

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	No significant revenue was recognized related to past performance obligations in the current periods.

(3)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of March 31, 2020, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $224 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 31 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2020	$1,344
2021	1,747
2022	1,717
2023	1,638
2024 and thereafter	5,662
Total revenue on remaining performance obligations(1),(2),(3)	$12,108

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

17. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$210	$173
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from (to) materials and supplies inventories	(1)	1

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2020	2019
(Decrease)/increase in capital accruals	$(61)	$(71)

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2019 through March 31, 2020.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2019(1)	$(14)	$(1)	$(15)
Other comprehensive loss - remeasurements(2)	—	(1)	(1)
Balance at March 31, 2020(1)	(14)	(2)	(16)

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

19. Equity-Based Compensation

Phantom Units

The following is a summary of phantom unit award activity of MPLX LP common units for the three months ended March 31, 2020:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2019	1,109,568	$35.97
Granted	168,212	20.49
Settled	(174,888)	36.29
Forfeited	(335)	33.55
Outstanding at March 31, 2020	1,102,557	$33.56

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

The performance units granted in 2020 are hybrid awards having a three-year performance period of January 1, 2020 through December 31, 2022. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on MPLX LP’s distributable cash flow, and a market condition based on MPLX LP’s total unitholder return. The market condition was valued using a Monte Carlo valuation, resulting in a grant date fair value of $0.80 per unit for the 2020 equity-classified performance units. Grant date fair value of the performance condition is based on potential payouts per unit of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

During the first quarter of 2018, a performance award was granted; however, due to the nature of the award terms, the grant date for this award was not established until the first quarter of 2020 and we began recognizing units and expense related to this award at that time. The performance units granted in 2018 are hybrid awards having a three-year performance period of January 1, 2018 through December 31, 2020. The payout of the award is dependent on two independent conditions, each constituting 50 percent of the overall target units granted. The awards have a performance condition based on an average of MPLX LP’s distributable cash flow and a market condition based on MPLX LP’s total unitholder return. The market condition was valued using a Monte Carlo valuation, resulting in a grant date fair value of $0.45 per unit for the 2018 equity-classified performance units. Grant date fair value of the performance condition is based on potential payouts per unit of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the three months ended March 31, 2020:

Number of Units
Outstanding at December 31, 2019	2,157,347
Granted	2,147,211
Settled	(1,169,354)
Forfeited	(18,750)
Outstanding at March 31, 2020	3,116,454

20. Leases

For the three months ended March 31, 2020, reimbursements for projects at certain MPLX refining logistics locations were agreed to between MPLX and MPC. These reimbursements relate to the storage services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be reassessed under the leasing standard. As a result of the reassessment, one of our leases was reclassified from an operating lease to a sales-type lease. As a result, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type lease were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable. See Note 5 for the location of lease receivables and unguaranteed residual assets on the Consolidated Balance Sheets. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded as a Contribution from MPC in the Consolidated Statements of Equity given that the transaction related to refining logistics was a common control transaction. During the three months ended March 31, 2020, MPLX derecognized approximately $171 million of property, plant and equipment, recorded a lease receivable of approximately $370 million, recorded an unguaranteed residual asset of approximately $10 million and a Contribution from MPC of $209 million.

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)(2)	$186	$63	$279	$65

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	N/A	N/A	N/A
Interest income (Sales-type lease revenue- fixed minimum)	38	N/A	N/A	N/A
Interest income (Revenue from variable lease payments)	$—	N/A	N/A	N/A

(1)	These amounts are presented net of executory costs.

(2)	Financial information for the first quarter of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

The following is a schedule of future payments on the sales-type leases with MPC as of March 31, 2020:

(In millions)	Related Party
2020	$129
2021	157
2022	157
2023	158
2024	158
2025 and thereafter	461
Total minimum future rentals	1,220
Less: present value discount	795
Lease receivable	$425

21. Commitments and Contingencies

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

At March 31, 2020 and December 31, 2019, accrued liabilities for remediation totaled $17 million and $19 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At March 31, 2020 and December 31, 2019, there were no balances with MPC for indemnification of environmental costs.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

MPLX is also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these lawsuits and proceedings will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

In connection with our 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

In March 2020, the U.S. District Court for the District of Columbia ordered the U.S. Army Corps of Engineers, which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared. If the permit is vacated pending completion of the EIS and the vacatur is deemed temporary, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes while the pipeline is shutdown and its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the court vacates the permit and such action results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest, if any. As of March 31, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Contractual Commitments and Contingencies – At March 31, 2020, MPLX’s contractual commitments to acquire property, plant and equipment totaled $318 million. These commitments were primarily related to G&P plant expansion, terminal and pipeline projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2020, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

Disclosures Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “proposition,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.

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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•
the effects of the recent outbreak of COVID-19 and the adverse impact thereof on our business, financial condition, results of operations and cash flows, including our growth, operating costs, labor availability, logistical capabilities, customer demand for our services and industry demand generally, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

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

•	the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products;

•	volatility in or degradation of market and industry conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks or otherwise;

•	changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto;

•	completion of midstream infrastructure by competitors;

•	disruptions due to equipment interruption or failure, including electrical shortages and power grid failures;

•	the suspension, reduction or termination of MPC’s obligations under MPLX’s commercial agreements;

•	modifications to financial policies, capital budgets, and earnings and distributions;

•	the ability to manage disruptions in credit markets or changes to credit ratings;

•	compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations or enforcement actions initiated thereunder;

•	adverse results in litigation;

•	the reliability of processing units and other equipment;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of changes in tariff rates on our business, financial condition, results of operations and cash flows;

•	foreign imports and exports of crude oil, refined products, natural gas and NGLs;

•	changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	non-payment or non-performance by our producer and other customers;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•
actions taken by our competitors, including pricing adjustments and the expansion and retirement of pipeline capacity, processing, fractionation and treating facilities in response to market conditions;

•	expectations regarding joint venture arrangements and other acquisitions, including the dropdowns completed by MPC, or divestitures of assets;

•	midstream and refining industry overcapacity or under capacity;

•	accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;

•	acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products; and

•
political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs or other hydrocarbon-based products.

For additional risk factors affecting our business, see “Item 1A. Risk Factors” below, together with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended March 31, 2020 and March 31, 2019 are shown in the chart below. These results include the recast of ANDX financial information into MPLX’s financial information as a result of the Merger. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.

(1)	Q1 2020 includes impairment related to equity method investments of approximately $1.3 billion within our G&P operating segment.

(2)
Q1 2020 includes impairment related to equity method investments of approximately $1.3 billion, goodwill impairment of approximately $1.8 billion and long-lived asset impairments of approximately $0.3 billion, all within our G&P operating segment.

(3)	Q1 2019 includes Adjusted EBITDA attributable to Predecessor and portion of DCF adjustments attributable to Predecessor.

Other Highlights

•	Recognized approximately $3.4 billion of impairments during the quarter related to goodwill, equity method investments and long-lived assets (including intangibles).

•
MPC announced the unanimous decision of its board of directors to maintain MPC’s current midstream structure, with MPC remaining the general partner of MPLX. This was a result of a comprehensive evaluation by a special committee formed by MPC’s board of directors, which included extensive input from multiple external advisors and significant feedback from investors.

•	MPLX continues to focus on portfolio optimization, which could include asset divestitures.

RECENT DEVELOPMENTS

•
Announced plans to reduce 2020 capital spending to approximately $1.0 billion and expect to reduce forecasted annual operating expenses by approximately $200 million. Reduction in capital spending is primarily related to the BANGL project which is no longer being pursued as the company works with others to optimize existing pipeline capacity while continuing to meet producers’ needs for flow assurance and future growth. The reduction in operating expenses will be achieved through the deferral of certain expense projects.

•	Announced a first quarter distribution rate of $0.6875 per common unit.

CURRENT ECONOMIC ENVIRONMENT

The recent outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and resulted in a decline in the demand for products for which we provide midstream services. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products.

We are actively responding to the impacts that these matters are having on our business by:

•	Canceling or delaying certain capital expenditures that we had expected to make in 2020.

•	Taking actions to reduce operating expenses across the business.

•	Continuing to evaluate and high-grade our capital portfolio

Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 and how quickly national economies can recover once the pandemic ultimately subsides. However, the adverse impact will likely continue to have an impact on our business and our customers’ businesses. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

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

RESULTS OF OPERATIONS

The following tables and discussion are a summary of our results of operations for the three months ended March 31, 2020 and 2019, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for common control transactions.

	Three Months Ended March 31,
(In millions)	2020	2019	Variance
Total revenues and other income(1)	$992	$2,235	$(1,243)
Costs and expenses:
Cost of revenues (excludes items below)	368	339	29
Purchased product costs	135	194	(59)
Rental cost of sales	35	37	(2)
Rental cost of sales - related parties	46	43	3
Purchases - related parties	276	278	(2)
Depreciation and amortization	325	301	24
Impairment expense	2,165	—	2,165
General and administrative expenses	97	101	(4)
Other taxes	31	30	1
Total costs and expenses	3,478	1,323	2,155
Income/(loss) from operations	(2,486)	912	(3,398)
Related party interest and other financial costs	3	1	2
Interest expense, net of amounts capitalized	211	214	(3)
Other financial costs	16	9	7
Income/(loss) before income taxes	(2,716)	688	(3,404)
(Benefit)/provision for income taxes	—	(1)	1
Net income/(loss)	(2,716)	689	(3,405)
Less: Net income attributable to noncontrolling interests	8	6	2
Less: Net income attributable to Predecessor	—	180	(180)
Net income/(loss) attributable to MPLX LP	(2,724)	503	(3,227)

Adjusted EBITDA attributable to MPLX LP (excluding Predecessor results)(2)	1,294	930	364
Adjusted EBITDA attributable to MPLX LP (including Predecessor results)(3)	N/A	1,263	N/A
DCF attributable to GP and LP unitholders (including Predecessor results)(3)	$1,047	$991	$56

(1)	Includes impairment expense of approximately $1.3 billion related to three equity method investments in 2020.

(2)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Excludes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(3)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Includes adjusted EBITDA and DCF adjustments attributable to Predecessor.

	Three Months Ended March 31,
(In millions)	2020	2019	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$(2,716)	$689	$(3,405)
Provision for income taxes	—	(1)	1
Amortization of deferred financing costs	14	7	7
Net interest and other financial costs	216	217	(1)
Income from operations	(2,486)	912	(3,398)
Depreciation and amortization	325	301	24
Non-cash equity-based compensation	5	7	(2)
Impairment expense	2,165	—	2,165
Loss (Income) from equity method investments	1,184	(77)	1,261
Distributions/adjustments related to equity method investments	124	122	2
Unrealized derivative (gains)/losses(1)	(15)	4	(19)
Acquisition costs	—	1	(1)
Other	1	—	1
Adjusted EBITDA	1,303	1,270	33
Adjusted EBITDA attributable to noncontrolling interests	(9)	(7)	(2)
Adjusted EBITDA attributable to Predecessor(2)	—	(333)	333
Adjusted EBITDA attributable to MPLX LP(3)	1,294	930	364
Deferred revenue impacts	23	9	14
Net interest and other financial costs	(216)	(217)	1
Maintenance capital expenditures	(34)	(37)	3
Maintenance capital expenditures reimbursements	14	7	7
Equity method investment capital expenditures paid out	(7)	(4)	(3)
Other	4	—	4
Portion of DCF adjustments attributable to Predecessor(2)	—	69	(69)
DCF	1,078	757	321
Preferred unit distributions	(31)	(30)	(1)
DCF attributable to GP and LP unitholders	1,047	727	320
Adjusted EBITDA attributable to Predecessor(2)	—	333	(333)
Portion of DCF adjustments attributable to Predecessor(2)	—	(69)	69
DCF attributable to GP and LP unitholders (including Predecessor results)	$1,047	$991	$56

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

(3)
For the three months ended March 31, 2020, the L&S and G&P segments made up $872 million and $422 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended March 31, 2019, the L&S and G&P segments made up $559 million and $371 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Three Months Ended March 31,
(In millions)	2020	2019	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,009	$853	$156
Changes in working capital items	112	196	(84)
All other, net	(30)	(15)	(15)
Non-cash equity-based compensation	5	7	(2)
Net gain/(loss) on disposal of assets	—	(1)	1
Net interest and other financial costs	216	217	(1)
Current income taxes	—	1	(1)
Unrealized derivative (gains)/losses(1)	(15)	4	(19)
Acquisition costs	—	1	(1)
Other adjustments to equity method investment distributions	5	7	(2)
Other	1	—	1
Adjusted EBITDA	1,303	1,270	33
Adjusted EBITDA attributable to noncontrolling interests	(9)	(7)	(2)
Adjusted EBITDA attributable to Predecessor(2)	—	(333)	333
Adjusted EBITDA attributable to MPLX LP(3)	1,294	930	364
Deferred revenue impacts	23	9	14
Net interest and other financial costs	(216)	(217)	1
Maintenance capital expenditures	(34)	(37)	3
Maintenance capital expenditures reimbursements	14	7	7
Equity method investment capital expenditures paid out	(7)	(4)	(3)
Other	4	—	4
Portion of DCF adjustments attributable to Predecessor(2)	—	69	(69)
DCF	1,078	757	321
Preferred unit distributions	(31)	(30)	(1)
DCF attributable to GP and LP unitholders	1,047	727	320
Adjusted EBITDA attributable to Predecessor(2)	—	333	(333)
Portion of DCF adjustments attributable to Predecessor(2)	—	(69)	69
DCF attributable to GP and LP unitholders (including Predecessor results)	$1,047	$991	$56

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

(3)
For the three months ended March 31, 2020, the L&S and G&P segments made up $872 million and $422 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended March 31, 2019, the L&S and G&P segments made up $559 million and $371 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Total revenues and other income decreased $1,243 million in the first quarter of 2020 compared to the same period of 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, L.L.C. (“Markwest Utica EMG”), our indirect ownership in Ohio Gathering Company, L.L.C. through our investment of MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. The remaining increase of $21 million was primarily due to a $32 million increase in pipeline transportation volumes, prices and fees; $5 million from increased fees and shell capacity from Refining Logistics; a $13 million increase from additional marine vessels; $5 million from decreased expenses on the Explorer pipeline; and $38 million from higher fees as a result of higher volumes in the Marcellus, Southwest, Bakken and Rockies. These increases were partially offset by a decrease of $71 million due to lower prices, primarily in the Southwest, Southern Appalachia and Marcellus.

Cost of Revenues increased $29 million in the first quarter of 2020 compared to the same period of 2019, primarily due to higher project-related costs, which include repairs, maintenance and operating cost, in the L&S segment as well as in the Marcellus region within the G&P segment. These were partially offset by lower repairs, maintenance and operating costs in the Southwest, Southern Appalachia and Rockies regions in the G&P segment and lower miscellaneous costs and expenses within the L&S segment.

Purchased product costs decreased $59 million in the first quarter of 2020 compared to the same period of 2019. This was primarily due to lower prices of $46 million in the Southwest and Southern Appalachia, partially offset by higher volumes of $6 million in the Southwest. In addition, there was a decrease of $18 million in unrealized derivative gains from prior year.

Depreciation and amortization expense increased $24 million in the first quarter of 2020 compared to the same period of 2019, primarily due to additions to in-service property, plant and equipment throughout 2019 and the first three months of 2020 as well as accelerated depreciation of certain gathering assets, partially offset by a decrease due to the classification of certain assets as a sales-type lease.

Impairment expense increased $2,165 million in the first quarter of 2020 compared to the same period of 2019. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

Net interest expense and other financial costs increased $6 million in the first quarter of 2020 compared to the same period of 2019. The increase is primarily related to costs associated with debt facilities that were entered into during the second half of 2019

SEGMENT RESULTS

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three months ended March 31, 2020 and 2019. Prior period financial information has been retrospectively adjusted for common control transactions.

L&S Segment

(1)	Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended March 31,
(In millions)	2020	2019	Variance
Service revenue	$1,004	$889	$115
Rental income	242	335	(93)
Product related revenue	19	15	4
Income from equity method investments	50	45	5
Other income	51	12	39
Total segment revenues and other income	1,366	1,296	70
Cost of revenues	238	226	12
Purchases - related parties	199	190	9
Depreciation and amortization	138	126	12
General and administrative expenses	52	51	1
Other taxes	16	16	—
Segment income from operations	723	687	36
Depreciation and amortization	138	126	12
Income from equity method investments	(50)	(45)	(5)
Distributions/adjustments related to equity method investments	57	54	3
Acquisition costs	—	1	(1)
Non-cash equity-based compensation	3	5	(2)
Other	1	—	1
Adjusted EBITDA attributable to Predecessor	—	(269)	269
Segment adjusted EBITDA(1)	872	559	313

Capital expenditures	184	198	(14)
Investments in unconsolidated affiliates	$54	$7	$47

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Service revenue increased $115 million in the first quarter of 2020 compared to the same period of 2019. This was primarily due to a $55 million increase due to the classification of lease income between service revenue, rental income and other income based on the nature of the contract; a $32 million increase in pipeline transportation volumes, prices and fees; $5 million from increased fees and shell capacity from Refining Logistics; a $13 million increase from additional marine vessels; and $10 million from various immaterial items.

Rental income decreased $93 million in the first quarter of 2020 compared to the same period of 2019, primarily due to a net decrease of $93 million due to the classification of lease income between service revenue, rental income and other income based on the nature of the contract.

Income from equity method investments increased $5 million in the first quarter of 2020 compared to the same period of 2019, primarily due to lower expenses on the Explorer pipeline.

Other Income increased $39 million in the first quarter of 2020 compared to the same period of 2019, primarily due to an increase of $38 million due to the classification of lease income between service revenue, rental income and other income based on the nature of the contract.

Cost of Revenues increased $12 million in the first quarter of 2020 compared to the same period of 2019, primarily due to higher project-related costs partially offset by lower other miscellaneous expenses.

Purchases - related parties increased $9 million in the first quarter of 2020 compared to the same period of 2019, primarily due to increased employee-related costs and other miscellaneous expenses from MPC partially offset by higher reimbursements from MPC for reimbursable projects.

Depreciation and amortization increased $12 million in the first quarter of 2020 compared to the same period of 2019, primarily due to additions to in-service property, plant and equipment throughout 2019 and the first quarter of 2020 partially offset by a decrease due to the classification of certain assets as a sales-type lease.

G&P Segment

(1)	Includes impairment of equity method investments of $1,264 million.

(2)	Includes impairment of goodwill of $1,814 million, long-lived assets including intangibles of $351 million and equity method investments of $1,264 million.

(3)	Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended March 31,
(In millions)	2020	2019	Variance
Service revenue	$536	$528	$8
Rental income	88	89	(1)
Product related revenue	222	276	(54)
(Loss)/income from equity method investments	(1,234)	32	(1,266)
Other income	14	14	—
Total segment revenues and other (loss)/income	(374)	939	(1,313)
Cost of revenues	211	193	18
Purchased product costs	135	194	(59)
Purchases - related parties	77	88	(11)
Depreciation and amortization	187	175	12
Impairment expense	2,165	—	2,165
General and administrative expenses	45	50	(5)
Other taxes	15	14	1
Segment (loss)/income from operations	(3,209)	225	(3,434)
Depreciation and amortization	187	175	12
Impairment expense	2,165	—	2,165
Loss/(income) from equity method investments	1,234	(32)	1,266
Distributions/adjustments related to equity method investments	67	68	(1)
Unrealized derivative (gains)/losses(1)	(15)	4	(19)
Non-cash equity-based compensation	2	2	—
Adjusted EBITDA attributable to Predecessor	—	(64)	64
Adjusted EBITDA attributable to noncontrolling interests	(9)	(7)	(2)
Segment Adjusted EBITDA(2)	422	371	51

Capital expenditures	134	306	(172)
Investments in unconsolidated affiliates	$37	$128	$(91)

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

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Service revenue increased $8 million in the first quarter of 2020 compared to the same period of 2019. This was primarily due to higher fees from higher volumes in the Marcellus, Southwest and Bakken of $30 million, offset by lower volumes of $5 million in the Rockies as well as other miscellaneous decreases.

Product related revenue decreased $54 million in the first quarter of 2020 compared to the same period of 2019. This was primarily due to lower prices in the Southwest, Southern Appalachia and Marcellus of approximately $71 million. This was partially offset by $13 million of volume increases in the Southwest, Marcellus, Bakken and Rockies as well as other miscellaneous increases.

Income from equity method investments decreased $1,266 million in the first quarter of 2020 compared to the same period of 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, L.L.C. (“Markwest Utica EMG”), our indirect ownership in Ohio Gathering Company, L.L.C. through our investment of MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. Additionally, there was a decrease in various joint ventures due to lower volumes processed and lower NGL prices compared to the same period of 2019, offset by an increase in the Sherwood Midstream LLC joint venture due to additional plants coming online during 2019.

Cost of revenues increased $18 million in the first quarter of 2020 compared to the same period of 2019. The majority of the increase is attributable to aligning various expenses as a result of the ANDX acquisition as well as higher repairs, maintenance and operating costs in the Marcellus offset by lower repairs, maintenance and operating costs in the Southwest, Southern Appalachia and Rockies.

Purchased product costs decreased $59 million in the first quarter of 2020 compared to the same period of 2019. This was primarily due to lower prices of $46 million in the Southwest and Southern Appalachia, partially offset by higher costs from higher volumes of $6 million in the Southwest. In addition, there was an increase of $18 million in unrealized derivative gains from prior year.

Purchases - related parties decreased $11 million in the first quarter of 2020 compared to the same period of 2019, with this decrease primarily being attributable to aligning various expenses as a result of the ANDX acquisition.

Depreciation and amortization increased $12 million in the first quarter of 2020 compared to the same period of 2019, with the majority of the increase being due to additions to in-service property, plant and equipment throughout 2019 and the first three months of 2020 as well as accelerated depreciation of certain gathering assets.

Impairment expense increased $2,165 million in first quarter of 2020 compared to the same period of 2019. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

General and Administrative expenses decreased $5 million in the first quarter of 2020 compared to the same period of 2019, primarily due to lower employee related costs.

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

OPERATING DATA(1)

	Three Months Ended March 31,
	2020	2019
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,210	3,105
Product pipelines	1,905	1,897
Total pipelines	5,115	5,002

Average tariff rates ($ per barrel)(2)
Crude oil pipelines	$0.93	$0.96
Product pipelines	0.79	0.68
Total pipelines	$0.88	$0.85

Terminal throughput (mbpd)	2,966	3,220

Marine Assets (number in operation)(3)
Barges	305	256
Towboats	23	23

	Three Months Ended March 31, 2020
	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,420	1,420
Utica Operations	—	1,800
Southwest Operations	1,557	1,601
Bakken Operations	156	156
Rockies Operations	592	775
Total gathering throughput	3,725	5,752

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,198	5,522
Utica Operations	—	648
Southwest Operations	1,648	1,679
Southern Appalachian Operations	243	243
Bakken Operations	156	156
Rockies Operations	539	539
Total natural gas processed	6,784	8,787

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	456	456
Utica Operations(6)	—	34
Southwest Operations	15	15
Southern Appalachian Operations(7)	12	12
Bakken Operations	31	31
Rockies Operations	5	5
Total C2 + NGLs fractionated(8)	519	553

	Three Months Ended March 31, 2019
	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,282	1,282
Utica Operations	—	2,109
Southwest Operations	1,581	1,581
Bakken Operations	152	152
Rockies Operations	642	827
Total gathering throughput	3,657	5,951

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,152	5,148
Utica Operations	—	817
Southwest Operations	1,599	1,599
Southern Appalachian Operations	235	235
Bakken Operations	152	152
Rockies Operations	570	570
Total natural gas processed	6,708	8,521

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	420	420
Utica Operations(6)	—	44
Southwest Operations	17	17
Southern Appalachian Operations(7)	13	13
Bakken Operations	16	16
Rockies Operations	4	4
Total C2 + NGLs fractionated(8)	470	514

	Three Months Ended March 31,
	2020	2019
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$1.87	$2.87
C2 + NGL Pricing ($ per gallon)(9)	$0.40	$0.62

(1)	Operating data is inclusive of operating data for ANDX.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(3)	Represents total at end of period.

(4)	This column represents operating data for entities that have been consolidated into the MPLX financial statements.

(5)	This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.

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

(8)
Purity ethane makes up approximately 190 mbpd and 189 mbpd of total MPLX Operated, fractionated products for the three months ended March 31, 2020 and 2019, respectively. Purity ethane makes up approximately 183 mbpd and 176 mbpd of total MPLX LP consolidated, fractionated products for the three months ended March 31, 2020 and 2019, respectively.

(9)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents was $57 million at March 31, 2020 and $15 million at December 31, 2019. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$1,009	$853
Investing activities	(362)	(700)
Financing activities	(605)	(116)
Total	$42	$37

Net cash provided by operating activities increased $156 million in the first three months of 2020 compared to the first three months of 2019, primarily due to increased net income of $24 million, excluding impairments, as well as other changes related to depreciation and amortization and changes in working capital items.

Net cash used in investing activities decreased $338 million in the first three months of 2020 compared to the first three months of 2019, primarily due to decreased spending related to the capital budget, a return of capital from our investment in Wink to Webster, decreased contributions to equity method investments as well as cash received from the sale of certain assets.

Financing activities were a $605 million use of cash in the first three months of 2020 compared to a $116 million use of cash in the first three months of 2019. The use of cash for the first three months of 2020 was primarily due to distributions of $717 million to common unitholders, distributions of $20 million to Series A preferred unitholders, distributions of $21 million to Series B preferred unitholders, distributions of $9 million to noncontrolling interests, repayment of $575 million on the MPLX Credit Agreement, payments of $6 million related to financing leases, and repayment of $2,261 million on the MPC Loan Agreement. These uses of cash were offset by borrowings of $1,325 million on the revolving credit facility, $1,667 million on the MPC Loan Agreement, and $14 million of contributions from MPC.

Debt and Liquidity Overview

Our outstanding borrowings at March 31, 2020 consist of the following:

(In millions)	March 31, 2020
MPLX LP:
Bank revolving credit facility	750
Term loan facility	1,000
Floating rate senior notes	2,000
Fixed rate senior notes	16,887
Consolidated subsidiaries:
MarkWest	23
ANDX	190
Financing lease obligations	14
Total	20,864
Unamortized debt issuance costs	(103)
Unamortized discount/premium	(290)
Amounts due within one year	(4)
Total long-term debt due after one year	$20,467

Our intention is to maintain an investment grade credit profile. As of April 23, 2020, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (negative outlook)
Standard & Poor’s	BBB (negative outlook)
Fitch	BBB (negative outlook)

The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

The MPLX Credit Agreement and Term Loan Agreement contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2020, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.8 to 1.0.

The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings could, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and the Term Loan Agreement and may limit our ability to obtain future financing, including refinancing existing indebtedness.

Our liquidity totaled $4.3 billion at March 31, 2020 consisting of:

	March 31, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$(750)	$2,750
MPC Loan Agreement	1,500	—	1,500
Total liquidity	$5,000	$(750)	4,250
Cash and cash equivalents			57
Total liquidity			$4,307

(1)	Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under the MPC Loan Agreement, the MPLX Credit Agreement and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through March 31, 2020:

(In units)
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	151,878
Balance at March 31, 2020	1,058,507,349

ATM

MPLX expects the net proceeds, if any, from sales under our ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the three months ended March 31, 2020, we issued no common units under our ATM program. As of March 31, 2020, $1.7 billion of common units remain available for issuance through the ATM Program.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $278 million per quarter, or $1,111 million per year, based on the number of common units outstanding at March 31, 2020. On April 28, 2020, we announced the board of directors of our general partner had declared a distribution of $0.6875 per unit that will be paid on May 15, 2020 to unitholders of record on May 8, 2020. This is consistent with the fourth quarter 2019 distribution of $0.6875 per unit and an increase of 4.6 percent over the first quarter 2019 distribution. This rate will also be received by Series A preferred unitholders. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. MPLX made a cash distribution to holders of the Series B preferred unitholders in February 2020 for approximately $21 million.

The allocation of total quarterly cash distributions is as follows for the three months ended March 31, 2020 and 2019. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2020	2019
Distribution declared:
Limited partner units - public	$270	$191
Limited partner units - MPC	458	332
Total LP distribution declared	728	523
Series A preferred units	20	20
Series B preferred units	11	—
Total distribution declared	759	543

Cash distributions declared per limited partner common unit	$0.6875	$0.6575

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

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2020	2019
Capital expenditures:
Maintenance	$34	$37
Maintenance reimbursements	(14)	(7)
Growth	284	467
Growth reimbursements	—	(5)
Total capital expenditures	304	492
Less: Increase (decrease) in capital accruals	(61)	(71)
Additions to property, plant and equipment, net of reimbursements(1)	365	563
Investments in unconsolidated affiliates	91	135
Acquisitions	—	(1)
Total capital expenditures and acquisitions	456	697
Less: Maintenance capital expenditures (including reimbursements)	20	30
Acquisitions	—	(1)
Total growth capital expenditures(2)	$436	$668

(1)
This amount is represented in the Consolidated Statements of Cash Flows as Additions to property, plant and equipment after excluding growth and maintenance reimbursements. Reimbursements are shown as Contributions from MPC within the Financing activities section of the Consolidated Statements of Cash Flows.

(2)
Amount excludes contributions from noncontrolling interests of zero and $94 million for the three months ended March 31, 2020 and 2019, respectively, as reflected in the financing section of our statement of cash flows. Also excludes a $69 million return of capital from our Wink to Webster joint venture which is reflected in the investing section of our statement of cash flows for the three months ended March 31, 2020.

Contractual Cash Obligations

As of March 31, 2020, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2020, our third-party, long-term debt obligations increased by $750 million and was primarily used to repay our MPC Loan Agreement. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2019.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Note 21. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2020, MPC owned our non-economic general partnership interest and held approximately 63 percent of our outstanding common units.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, and excluding losses for impairment of equity method investments, MPC accounted for 55 percent and 53 percent of our total revenues and other income for the first quarter of 2020 and 2019, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, excluding impairment expense, MPC accounted for 29 percent and 29 percent for the first quarter of 2020 and 2019, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 5 of the Notes to Consolidated Financial Statements in this report.

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

As of March 31, 2020, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2020, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

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

Assumptions about the effects of COVID-19 and the macroeconomic environment are inherently subjective and contingent upon the duration of the pandemic and its impact on the macroeconomic environment, which is difficult to forecast. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.
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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1 of the Notes to Consolidated Financial Statements. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million of property, plant and equipment and $177 million of intangibles was recorded to Impairment expense on the Consolidated Statements of Income. Fair value of our PP&E was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

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
The “Current Economic Environment” section describes the effects that the recent outbreak of COVID-19 and its development into a pandemic and the recent decline in commodity prices have had on our business. Due to these developments, we performed impairment assessments as discussed further below.

Prior to performing our goodwill impairment assessment as of March 31, 2020, MPLX had goodwill totaling approximately $9,536 million. As part of that assessment, MPLX recorded approximately $1,814 million of impairment expense in the first quarter of 2020 related to our Eastern G&P reporting unit within the G&P operating segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from our producer customers. For the remaining reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The interim impairment assessment resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had had fair values exceeding carrying values of less than 20 percent.
Significant assumptions used to estimate the reporting units’ fair value included estimates of future cash flows and market information for comparable assets. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future. See Note 12 of the Notes to Consolidated Financial Statements for additional information relating to goodwill.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we assessed certain of our equity method investments for impairment as a result of a number of first quarter events and circumstances as discussed in Note 1 of the Notes to Consolidated Financial Statements. As a result, we recorded an other than temporary impairment for three joint ventures in which we have an interest. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At March 31, 2020 we had $3,992 million of equity method investments recorded on the Consolidated Balance Sheets.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions. See Note 4 of the Notes to Consolidated Financial Statements for additional information relating to equity method investments.
ACCOUNTING STANDARDS NOT YET ADOPTED

While new financial accounting pronouncements will be effective for our financial statements in the future, there are no standards that have not yet been adopted that are expected to have a material impact on our financial statements. Accounting standards are discussed in Note 2 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2020, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2020 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2019.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of March 31, 2020 and December 31, 2019, the estimated fair value of this contract was a liability of $45 million and $60 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of March 31, 2020, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of March 31, 2020(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2020(3)
Long-term debt
Fixed-rate	$14,638	$1,249	N/A
Variable-rate	$3,714	$37	$8
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2020.
(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2020.

At March 31, 2020, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including our term loan, floating rate senior notes and our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of March 31, 2020, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K.

Litigation

In connection with our 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

In March 2020, the U.S. District Court for the District of Columbia ordered the U.S. Army Corps of Engineers, which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared. If the permit is vacated pending completion of the EIS and the vacatur is deemed temporary, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes while the pipeline is shutdown and its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the court vacates the permit and such action results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest, if any.

Environmental Proceedings
On April 10, 2020, we received a Notice of Probable Violation and Proposed Civil Penalty from the Pipeline and Hazardous Materials Safety Administration’s Office of Pipeline Safety (OPS) for alleged violations arising from the release at the Hospah Station pump station in New Mexico on September 7, 2018. The NOPV alleged a failure to follow written procedures for responding to, investigating, and correcting the cause of an increase in pressure of flow rate outside its normal operating limits, and a failure to follow appropriate procedures regarding related personnel performance. This matter was resolved for a cash penalty of approximately $236,000.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent outbreak of COVID-19 and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers, suppliers and other counterparties.
The recent outbreak of COVID-19 and the responses of governmental authorities, companies and the self-imposed restrictions by many individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and substantially fewer people across the world have been traveling to work or leaving their home to purchase goods and services. This has also resulted, for example, in a dramatic reduction in airline flights and has reduced the number of cars on the road. As a result, there has been a decline in the demand for the fuels distribution services we provide and for the petroleum products that we transport and store.

Concerns over the negative effects of COVID-19 on economic and business prospects across the world have contributed to increased market and oil price volatility and have diminished expectations for the global economy. These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the recent abrupt oil price decline, may precipitate a prolonged economic slowdown and recession. Any such prolonged period of economic slowdown or recession, or a protracted period of depressed prices for crude oil or refined petroleum products could have significant adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity or trigger additional impairments.
The ultimate extent of the impact of COVID-19 on our business, financial condition, results of operations and cash flows will depend largely on future developments, including the duration and spread of the outbreak, particularly within the geographic areas where we operate, the related impact on overall economic activity and the timing of the lifting of restrictions and return of customer confidence, all of which are uncertain and cannot be predicted with certainty at this time.
The Court of Chancery of the State of Delaware will be, to the extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our limited partners.
Our limited partnership agreement provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any claims, actions or proceedings:

•	arising out of or relating in any way to our limited partnership agreement, or the rights or powers of, or restrictions on, our limited partners or the limited partnership;

•	brought in a derivative manner on behalf of the limited partnership;

•
asserting a claim of breach of a duty owed by any director, officer, or other employee of the limited partnership or the general partner, or owed by the general partner, to the partnership or the limited partners;

•	asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act; or

•	asserting a claim governed by the internal affairs doctrine.
The forum selection provision may restrict a limited partner's ability to bring a claim against us or directors, officers or other employee of ours or our general partner in a forum that it finds favorable, which may discourage limited partners from bringing such claims at all. Alternatively, if a court were to find the forum selection provision contained in our limited partnership agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations. However, the forum selection provision does not apply to any claims, actions or proceedings arising under the Securities Act or the Exchange Act.

Item 6. Exhibits

		Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
1.1	Underwriting Agreement, dated as of September 4, 2019, among the Issuer, MPLX GP LLC, the general partner of the Issuer, and each of Citigroup Global Markets Inc., Barclays Capital Inc. and RBC Capital Markets, LLC, acting as representatives of the several underwriters named therein	8-K	1.1	9/9/2019	001-35714
2.1*	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019	8-K/A	3.1	8/14/2019	001-35714
10.1	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPLX Officer					X
10.2	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPC Officer					X
10.3	Form of 2020 MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPLX Officer					X
10.4	Form of MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPC Officer					X
31.10	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.20	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.20	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 7, 2020	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)