Form 10-Q
period 2020-06-30
MPLX LP
filed 2020-08-03
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

MPLX LP had 1,058,750,442 common units outstanding at July 30, 2020.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2020	2019(1)	2020	2019(1)
Revenues and other income:
Service revenue	$563	$619	$1,175	$1,233
Service revenue - related parties	857	847	1,785	1,650
Service revenue - product related	22	26	61	60
Rental income	98	93	194	192
Rental income - related parties	237	286	471	611
Product sales	120	189	289	405
Product sales - related parties	30	36	63	77
Income/(loss) from equity method investments(2)	89	83	(1,095)	160
Other income	2	4	3	4
Other income - related parties	63	27	127	53
Total revenues and other income	2,081	2,210	3,073	4,445
Costs and expenses:
Cost of revenues (excludes items below)	315	353	683	692
Purchased product costs	87	166	222	360
Rental cost of sales	33	29	68	66
Rental cost of sales - related parties	41	36	87	79
Purchases - related parties	280	313	556	591
Depreciation and amortization	321	313	646	614
Impairment expense	—	—	2,165	—
General and administrative expenses	96	90	193	191
Other taxes	30	25	61	55
Total costs and expenses	1,203	1,325	4,681	2,648
Income/(loss) from operations	878	885	(1,608)	1,797
Related party interest and other financial costs	1	2	4	3
Interest expense (net of amounts capitalized of $10 million, $12 million, $23 million and $23 million, respectively)	206	214	417	428
Other financial costs	16	13	32	22
Income/(loss) before income taxes	655	656	(2,061)	1,344
(Benefit)/provision for income taxes	—	(1)	—	(2)
Net income/(loss)	655	657	(2,061)	1,346
Less: Net income attributable to noncontrolling interests	7	6	15	12
Less: Net income attributable to Predecessor	—	169	—	349
Net income/(loss) attributable to MPLX LP	648	482	(2,076)	985
Less: Series A preferred unit distributions	21	21	41	41
Less: Series B preferred unit distributions	10	—	21	—
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$617	$461	$(2,138)	$944
Per Unit Data (See Note 6)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$0.58	$0.56	$(2.02)	$1.16
Common - diluted	$0.58	$0.55	$(2.02)	$1.16
Weighted average limited partner units outstanding:
Common - basic	1,059	794	1,059	794
Common - diluted	1,059	795	1,059	795

(1)	Financial information for the three and six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)	The six months ended June 30, 2020 includes $1,264 million of impairment expense. See Note 4.
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019(1)	2020	2019(1)
Net income/(loss)	$655	$657	$(2,061)	$1,346
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	(1)	1
Comprehensive income/(loss)	655	657	(2,062)	1,347
Less comprehensive income attributable to:
Noncontrolling interests	7	6	15	12
Income attributable to Predecessor	—	169	—	349
Comprehensive income/(loss) attributable to MPLX LP	$648	$482	$(2,077)	$986

(1)	Financial information for the three and six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$67	$15
Receivables, net	562	593
Current assets - related parties	594	656
Inventories	115	110
Other current assets	48	110
Total current assets	1,386	1,484
Equity method investments	4,065	5,275
Property, plant and equipment, net	21,758	22,145
Intangibles, net	1,023	1,270
Goodwill	7,722	9,536
Right of use assets, net	341	365
Noncurrent assets - related parties	676	303
Other noncurrent assets	51	52
Total assets	37,022	40,430
Liabilities
Current liabilities:
Accounts payable	145	242
Accrued liabilities	138	187
Current liabilities - related parties	372	1,008
Accrued property, plant and equipment	154	283
Accrued interest payable	207	210
Operating lease liabilities	69	66
Other current liabilities	143	136
Total current liabilities	1,228	2,132
Long-term deferred revenue	261	217
Long-term liabilities - related parties	287	290
Long-term debt	20,556	19,704
Deferred income taxes	11	12
Long-term operating lease liabilities	274	302
Deferred credits and other liabilities	175	192
Total liabilities	22,792	22,849
Commitments and contingencies (see Note 21)
Series A preferred units	968	968
Equity
Common unitholders - public (393 million and 392 million units issued and outstanding)	9,469	10,800
Common unitholder - MPC (666 million and 666 million units issued and outstanding)	2,951	4,968
Series B preferred units (.6 million and .6 million units issued and outstanding)	611	611
Accumulated other comprehensive loss	(16)	(15)
Total MPLX LP partners’ capital	13,015	16,364
Noncontrolling interests	247	249
Total equity	13,262	16,613
Total liabilities, preferred units and equity	$37,022	$40,430

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019(1)
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net (loss)/income	$(2,061)	$1,346
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	29	19
Depreciation and amortization	646	614
Impairment expense	2,165	—
Deferred income taxes	(1)	(2)
Asset retirement expenditures	—	(1)
Loss/(gain) on disposal of assets	1	(2)
Loss/(income) from equity method investments(2)	1,095	(160)
Distributions from unconsolidated affiliates	226	245
Changes in:
Current receivables	31	75
Inventories	(7)	—
Fair value of derivatives	(9)	7
Current accounts payable and accrued liabilities	(102)	(117)
Current assets/current liabilities - related parties	27	(124)
Right of use assets/operating lease liabilities	(1)	1
Deferred revenue	49	46
All other, net	26	7
Net cash provided by operating activities	2,114	1,954
Investing activities:
Additions to property, plant and equipment	(708)	(1,136)
Acquisitions, net of cash acquired	—	6
Disposal of assets	43	8
Investments in unconsolidated affiliates	(222)	(323)
Distributions from unconsolidated affiliates - return of capital	110	2
All other, net	—	4
Net cash used in investing activities	(777)	(1,439)
Financing activities:
Long-term debt - borrowings	2,500	3,139
- repayments	(1,682)	(2,272)
Related party debt - borrowings	2,708	3,833
- repayments	(3,302)	(3,789)
Distributions to noncontrolling interests	(17)	(12)
Distributions to Series A preferred unitholders	(41)	(40)
Distributions to Series B preferred unitholders	(21)	—
Distributions to unitholders and general partner	(1,445)	(1,038)
Distributions to common and Series B preferred unitholders from Predecessor	—	(502)
Contributions from MPC	20	28
Contributions from noncontrolling interests	—	94
All other, net	(5)	(9)
Net cash used in financing activities	(1,285)	(568)
Net increase/(decrease) in cash, cash equivalents and restricted cash	52	(53)
Cash, cash equivalents and restricted cash at beginning of period	15	85
Cash, cash equivalents and restricted cash at end of period	$67	$32

(1)	Financial information for the six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)	The 2020 period includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total(1)
Balance at December 31, 2018	$8,336	$(1,612)	$—	$(16)	$156	$10,867	$17,731
Net income (excludes amounts attributable to preferred units)	176	307	—	—	6	180	669
Distributions to:
Unitholders	(188)	(327)	—	—	—	(261)	(776)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
MPC	—	—	—	—	—	15	15
Noncontrolling interests	—	—	—	—	94	—	94
Other	2	—	—	1	—	—	3
Balance at March 31, 2019	8,326	(1,632)	—	(15)	250	10,801	17,730
Net income (excludes amounts attributable to preferred units)	168	293	—	—	6	169	636
Distributions to:
Unitholders	(191)	(332)	—	—	—	(241)	(764)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
MPC	—	—	—	—	—	13	13
Other	2	—	—	—	—	—	2
Balance at June 30, 2019	8,305	(1,671)	—	(15)	250	10,742	17,611

Balance at December 31, 2019	10,800	4,968	611	(15)	249	—	16,613
Net (loss)/income (excludes amounts attributable to preferred units)	(1,022)	(1,733)	11	—	8	—	(2,736)
Distributions to:
Unitholders	(271)	(446)	(21)	—	—	—	(738)
Noncontrolling interests	—	—	—	—	(9)	—	(9)
Contributions from:
MPC	—	225	—	—	—	—	225
Other	2	—	—	(1)	—	—	1
Balance at March 31, 2020	9,509	3,014	601	(16)	248	—	13,356
Net income (excludes amounts attributable to preferred units)	229	388	10	—	7	—	634
Distributions to:
Unitholders	(270)	(458)	—	—	—	—	(728)
Noncontrolling interests	—	—	—	—	(8)	—	(8)
Contributions from:
MPC	—	6	—	—	—	—	6
Other	1	1	—	—	—	—	2
Balance at June 30, 2020	$9,469	$2,951	$611	$(16)	$247	$—	$13,262

(1)	Financial information for the first and second quarters of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

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

Impairments – The outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. Although there have been some signs of economic improvement, these events significantly reduced global economic activity and resulted in a decline in the demand for the midstream services we provide beginning with the first quarter of 2020. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products.

The overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in unit price, were considered triggering events resulting in impairments of the carrying value of certain assets during the first quarter of 2020. We recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers refined and updated production forecasts in response to the current environment, which impacted their current and expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which have experienced increased volatility as noted above. The table below provides information related to the impairments recognized during the first quarter of 2020 as well as the corresponding footnote where additional information can be found. No additional events or circumstances arose during the second quarter of 2020 which would indicate the need for any additional impairment beyond those recognized during the first quarter.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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
We are exposed to credit losses, primarily as a result of the midstream services that we provide. We assess each customer’s ability to pay through our credit review process, which considers various factors such as external credit ratings; a review of financial statements to determine liquidity, leverage, trends and business specific risks; market information; pay history and our business strategy. We monitor our ongoing credit exposure through timely review of customer payment activity. At June 30, 2020, we reported $562 million of accounts receivable, net of allowances of $1 million.

We also adopted the following ASU’s during the first six months of 2020, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	April 1, 2020

3. Acquisitions

Acquisition of Andeavor Logistics LP

As previously disclosed, on May 7, 2019, ANDX, Tesoro Logistics GP, LLC (then the general partner of ANDX (“TLGP”)), MPLX, MPLX GP LLC (the general partner of MPLX (“MPLX GP”)), and MPLX MAX LLC, a wholly owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 7 for information on units issued in connection with the Merger.

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger.

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

MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019, and the results of ANDX have been incorporated into the results of MPLX as of October 1, 2018, which is the date that common control was established. As a result of MPC’s relationship with both MPLX and ANDX, the Merger has been treated as a common control transaction, which requires the recasting of MPLX’s historical results and the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. We recognized $5 million in acquisition costs during the first half of 2019 related to the Merger, which are reflected in general and administrative expenses. For the three and six months ended June 30, 2019, we recognized $588 million and $1,177 million of revenues and other income, respectively, related to ANDX. For the three and six months ended June 30, 2019 we recognized $168 million and $348 million, respectively, of net income related to ANDX.

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	June 30,	June 30,	December 31,
(In millions, except ownership percentages)	2020	2020	2019
L&S
MarEn Bakken Company LLC(1)	25%	$477	$481
Illinois Extension Pipeline Company, L.L.C.	35%	268	265
LOOP LLC	41%	242	238
Andeavor Logistics Rio Pipeline LLC(2)	67%	196	202
Minnesota Pipe Line Company, LLC	17%	190	190
Whistler Pipeline LLC(2)	38%	188	134
Explorer Pipeline Company	25%	79	83
W2W Holdings LLC(2)(3)	50%	77	—
Wink to Webster Pipeline LLC(2)(3)	15%	—	126
Other(2)		60	55
Total L&S		1,777	1,774
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	725	1,984
Sherwood Midstream LLC(2)	50%	560	537
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	308	302
Rendezvous Gas Services, L.L.C.(2)	78%	166	170
Sherwood Midstream Holdings LLC(2)	51%	152	157
Centrahoma Processing LLC	40%	151	153
Other(2)		226	198
Total G&P		2,288	3,501
Total		$4,065	$5,275

(1)
The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.

(2)	Investments deemed to be VIEs. Some investments included within “Other” have also been deemed to be VIEs.

(3)	During the six months ended June 30, 2020, we contributed our ownership in Wink to Webster Pipeline LLC to W2W Holdings LLC.

For those entities that have been deemed to be VIEs, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. While we have the ability to exercise influence through participation in the management committees which make all significant decisions, we have equal influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest and as such we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of June 30, 2020, MPLX has a 24.47 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2020.

During the first quarter of 2020, we recorded an other than temporary impairment for three joint ventures in which we have an interest as discussed in Note 1. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. There were no additional impairments recorded during the second quarter of 2020.

Summarized financial information for MPLX’s equity method investments for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30, 2020
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$(43)	$640	$597
Costs and expenses	202	274	476
Income from operations	(245)	366	121
Net income	(283)	332	49
(Loss)/income from equity method investments(1)	$(1,178)	$83	$(1,095)

(1)	Includes the impact of any basis differential amortization or accretion in addition to the impairment of $1,264 million.

	Six Months Ended June 30, 2019(1)
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$306	$724	$1,030
Costs and expenses	159	295	454
Income from operations	147	429	576
Net income	127	383	510
Income from equity method investments(2)	$54	$106	$160

(1)	Financial information for the first six months of 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)	Includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for MPLX’s equity method investments as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020
(In millions)	VIEs	Non-VIEs	Total
Current assets	$357	$317	$674
Noncurrent assets	5,824	5,061	10,885
Current liabilities	265	181	446
Noncurrent liabilities	$656	$853	$1,509

	December 31, 2019
(In millions)	VIEs	Non-VIEs	Total
Current assets	$534	$330	$864
Noncurrent assets	5,862	5,134	10,996
Current liabilities	192	245	437
Noncurrent liabilities	$305	$822	$1,127

As of June 30, 2020, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $59 million. At December 31, 2019, the carrying value of MPLX’s equity method investments in the G&P segment exceeded the underlying net assets of its investees by approximately $1.0 billion. As of June 30, 2020 and December 31, 2019, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $330 million and $329 million, respectively. At June 30, 2020 and December 31, 2019, the G&P basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $31 million and $498 million of excess related to goodwill, respectively. At June 30, 2020 and December 31, 2019, the L&S basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $167 million of excess related to goodwill.

5. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; as well as reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement. MPLX also has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. Additionally, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services-type agreements as well as other various agreements.

Related Party Loan

MPLX is party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment makes a loan or loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. In connection with the Merger, on July 31, 2019, MPLX and MPC Investment amended and restated the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), shall become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to July 31, 2024. Borrowings under the MPC Loan Agreement prior to July 31, 2019 bore interest at LIBOR plus 1.50 percent while borrowings as of and after July 31, 2019 bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 15. Activity on the MPC Loan Agreement was as follows:

(In millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Borrowings	$2,708	$8,540
Average interest rate of borrowings	2.733%	3.441%
Repayments	$3,302	$7,946
Outstanding balance at end of period(1)	$—	$594

(1)	Included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Service revenues - related parties
MPC	$857	$847	$1,784	$1,650
Other	—	—	1	—
Total Service revenue - related parties	857	847	1,785	1,650
Rental income - related parties
MPC	237	286	471	611
Product sales - related parties(1)
MPC	30	36	63	77
Other income - related parties
MPC	48	10	96	20
Other	15	17	31	33
Total Other income - related parties	$63	$27	$127	$53

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2020, these sales totaled $52 million and $225 million. For the three and six months ended June 30, 2019, these sales totaled $295 million and $518 million.

Related Party Expenses

MPC provides executive management services and certain general and administrative services to MPLX under the terms of our omnibus agreements (“Omnibus charges”). Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain lease agreements with MPC.

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Rental cost of sales - related parties
MPC	$41	$36	$87	$79
Purchases - related parties
MPC	276	308	547	581
Other	4	5	9	10
Total Purchase - related parties	280	313	556	591
General and administrative expenses
MPC	$68	$53	$132	$115

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three and six months ended June 30, 2020, these charges totaled $15 million and $51 million, respectively. For the three and six months ended June 30, 2019, these charges totaled $38 million and $79 million, respectively.

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

(In millions)	June 30, 2020	December 31, 2019
Current assets - related parties
Receivables - MPC	$547	$621
Receivables - Other	7	22
Prepaid - MPC	11	9
Other - MPC	1	—
Lease Receivables - MPC	28	4
Total	594	656
Noncurrent assets - related parties
Long-term receivables - MPC	30	21
Right of use assets - MPC	231	232
Long-term lease receivables - MPC	395	43
Unguaranteed residual asset - MPC	20	7
Total	676	303
Current liabilities - related parties
Payables - MPC	260	911
Payables - Other	36	37
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	56	42
Deferred revenue - Project reimbursements - MPC	18	16
Deferred revenue - Project reimbursements - Other	1	1
Total	372	1,008
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	230	230
Long-term deferred revenue - Project reimbursements - MPC	51	53
Long-term deferred revenue - Project reimbursements - Other	6	7
Total	$287	$290

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to and purchases from related parties were not material for the six months ended June 30, 2020 and 2019.

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

Classes of participating securities for the three and six months ended June 30, 2020 and 2019 include:

Six Months Ended June 30,
	2020	2019
Common Units	✓	✓
Equity-based compensation awards	✓	✓
Series A preferred units	✓	✓
Series B preferred units	✓	✓

For the three and six months ended June 30, 2020 and 2019, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2020 and 2019 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income/(loss) attributable to MPLX LP	$648	$482	$(2,076)	$985
Less: Distributions declared on Series A preferred units(1)	21	21	41	41
Distributions declared on Series B preferred units(1)	10	21	21	21
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)(2)	715	692	1,443	1,215
Undistributed net loss attributable to MPLX LP	$(98)	$(252)	$(3,581)	$(292)

(1)	See Note 7 for distribution information.

(2)	The three and six months ended June 30, 2019 amounts are net of $12.5 million of waived distributions with respect to units held by MPC and its affiliates.

	Three Months Ended June 30, 2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$715	$21	$10	$746
Undistributed net loss attributable to MPLX LP	(98)	—	—	(98)
Net income attributable to MPLX LP(1)	$617	$21	$10	$648
Weighted average units outstanding:
Basic	1,059
Diluted	1,059
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.58
Diluted	$0.58

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Three Months Ended June 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$692	$21	$21	$734
Undistributed net loss attributable to MPLX LP	(252)	—	—	(252)
Net income attributable to MPLX LP(1)	$440	$21	$21	$482
Weighted average units outstanding:
Basic(2)	794
Diluted(2)	795
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.56
Diluted	$0.55

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

(2)
The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the three months ended June 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

	Six Months Ended June 30, 2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$1,443	$41	$21	$1,505
Undistributed net loss attributable to MPLX LP	(3,581)	—	—	(3,581)
Net (loss)/income attributable to MPLX LP(1)	$(2,138)	$41	$21	$(2,076)
Weighted average units outstanding:
Basic	1,059
Diluted	1,059
Net income attributable to MPLX LP per limited partner unit:
Basic	$(2.02)
Diluted	$(2.02)

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Six Months Ended June 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$1,215	$41	$21	$1,277
Undistributed net loss attributable to MPLX LP	(292)	—	—	(292)
Net income attributable to MPLX LP(1)	$923	$41	$21	$985
Weighted average units outstanding:
Basic(2)	794
Diluted(2)	795
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.16
Diluted	$1.16

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

(2)
The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the six months ended June 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

7. Equity

The changes in the number of common units outstanding during the six months ended June 30, 2020 are summarized below:

(In units)	Common
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	253,291
Balance at June 30, 2020	1,058,608,762

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

The changes in the Series B preferred unit balance from December 31, 2019 through June 30, 2020 are summarized below. Series B preferred units are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Equity of Predecessor” for the period prior to the Merger and within “Series B preferred units” for the period following the Merger.

(In millions)	Series B Preferred Units
Balance at December 31, 2019	$611
Net income allocated	21
Distributions received by Series B preferred unitholders	(21)
Balance at June 30, 2020	$611

TexNew Mex Units - Prior to the Merger, MPC held 80,000 Andeavor Logistics TexNew Mex units, representing all outstanding units. At the time of the Merger, each Andeavor Logistics TexNew Mex unit was automatically converted into TexNew Mex units of MPLX with substantially the same rights and obligations as the Andeavor Logistics TexNew Mex units. The TexNew Mex units represent the right to receive quarterly distribution payments in an amount calculated using the distributable cash flow generated by a particular portion of the TexNew Mex pipeline system, in excess of a base amount and adjusted for previously agreed upon stipulations and contingencies. In the fourth quarter of 2019, distributions of less than $1 million were earned by the TexNew Mex units, which were declared in January of 2020 and paid in February 2020. Distributions of $2 million were earned by the TexNew Mex units during the three months ended June 30, 2020.

Cash distributions – In accordance with the MPLX partnership agreement, on July 28, 2020, MPLX declared a quarterly cash distribution for the second quarter of 2020, totaling $715 million, or $0.6875 per common unit. This rate will also be received by Series A preferred unitholders. These distributions will be paid on August 14, 2020 to common unitholders of record on August 7, 2020. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. Accordingly, a cash distribution payment totaling $21 million will be paid to Series B unitholders on August 17, 2020.

Quarterly distributions for 2020 and 2019 are summarized below:

(Per common unit)	2020	2019
March 31,	$0.6875	$0.6575
June 30,	$0.6875	$0.6675

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and six months ended June 30, 2020 and 2019. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$715	$692	$1,443	$1,215
Series A preferred unit distributions	21	21	41	41
Series B preferred unit distributions	10	21	21	21
Total cash distributions declared	$746	$734	$1,505	$1,277

The distribution on common units for the three and six months ended June 30, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above include second quarter distributions on MPLX common units issued to former ANDX unitholders and Series B Unitholders in connection with the Merger. The distributions on common units exclude $12.5 million of waived distributions for the three and six months ended June 30, 2019.

8. Series A Preferred Units

On May 13, 2016, MPLX LP issued approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On July 28, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the second quarter of 2020. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

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

Approximately 29.6 million Series A preferred units remaining outstanding as of June 30, 2020. The changes in the redeemable preferred balance from December 31, 2019 through June 30, 2020 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2019	$968
Net income allocated	41
Distributions received by Series A preferred unitholders	(41)
Balance at June 30, 2020	$968

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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019(1)	2020	2019(1)
L&S
Service revenue	$931	$922	$1,935	$1,811
Rental income	246	296	488	631
Product related revenue	21	20	40	35
Income from equity method investments	40	54	90	99
Other income	52	16	103	28
Total segment revenues and other income(2)	1,290	1,308	2,656	2,604
Segment Adjusted EBITDA(3)	839	570	1,711	1,129
Capital expenditures	108	230	292	428
Investments in unconsolidated affiliates	74	61	128	68
G&P
Service revenue	489	544	1,025	1,072
Rental income	89	83	177	172
Product related revenue	151	231	373	507
Income/(loss) from equity method investments	49	29	(1,185)	61
Other income	13	15	27	29
Total segment revenues and other (loss)/income(2)	791	902	417	1,841
Segment Adjusted EBITDA(3)	388	350	810	721
Capital expenditures	110	326	244	632
Investments in unconsolidated affiliates	$57	$127	$94	$255

(1)	Financial information for the three and six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)
Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $146 million and $304 million for the three and six months ended June 30, 2020, respectively, and $163 million and $316 million for the three and six months ended June 30, 2019, respectively. Third party revenues for the G&P segment were $748 million and $323 million for the three and six months ended June 30, 2020, respectively, and $851 million and $1,738 million for the three and six months ended June 30, 2019, respectively.

(3)	See below for the reconciliation from Segment Adjusted EBITDA to net income.

(In millions)	June 30, 2020	December 31, 2019
Segment assets
Cash and cash equivalents	$67	$15
L&S	21,308	20,810
G&P	15,647	19,605
Total assets	$37,022	$40,430

The table below provides a reconciliation between net (loss)/income and Segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019(1)	2020	2019(1)
Reconciliation to Net (loss)/income:
L&S Segment Adjusted EBITDA	$839	$570	$1,711	$1,129
G&P Segment Adjusted EBITDA	388	350	810	721
Total reportable segments	1,227	920	2,521	1,850
Depreciation and amortization(2)	(321)	(313)	(646)	(614)
Benefit for income taxes	—	1	—	2
Amortization of deferred financing costs	(15)	(12)	(29)	(19)
Non-cash equity-based compensation	(3)	(5)	(8)	(12)
Impairment expense	—	—	(2,165)	—
Net interest and other financial costs	(208)	(217)	(424)	(434)
Income/(loss) from equity method investments	89	83	(1,095)	160
Distributions/adjustments related to equity method investments	(115)	(132)	(239)	(254)
Unrealized derivative (losses)/gains(3)	(6)	—	9	(4)
Acquisition costs	—	(4)	—	(5)
Other	(1)	—	(2)	—
Adjusted EBITDA attributable to noncontrolling interests	8	7	17	14
Adjusted EBITDA attributable to Predecessor(4)	—	329	—	662
Net (loss)/income	$655	$657	$(2,061)	$1,346

(1)	Financial information for the three and six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

(2)
Depreciation and amortization attributable to L&S was $138 million and $276 million for the three and six months ended June 30, 2020, respectively, and $134 million and $260 million for the three and six months ended June 30, 2019, respectively. Depreciation and amortization attributable to G&P was $183 million and $370 million for the three and six months ended June 30, 2020, respectively, and $179 million and $354 million for the three and six months ended June 30, 2019, respectively.

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

(4)	The adjusted EBITDA adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP prior to the Merger.

10. Inventories

Inventories consist of the following:

(In millions)	June 30, 2020	December 31, 2019
NGLs	$2	$5
Line fill	8	10
Spare parts, materials and supplies	105	95
Total inventories	$115	$110

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	Estimated Useful Lives	June 30, 2020	December 31, 2019
L&S
Pipelines	2-51 years	$5,719	$5,572
Refining Logistics	13-40 years	2,324	2,870
Terminals	4-40 years	1,281	1,109
Marine	15-20 years	960	906
Land, building and other	1-61 years	1,834	1,817
Construction-in progress		520	660
Total L&S property, plant and equipment		12,638	12,934
G&P
Gathering and transportation	5-40 years	7,374	7,159
Processing and fractionation	15-40 years	5,923	5,545
Land, building and other	3-40 years	489	484
Construction-in-progress		368	745
Total G&P property, plant and equipment		14,154	13,933
Total property, plant and equipment		26,792	26,867
Less accumulated depreciation(1)		5,034	4,722
Property, plant and equipment, net		$21,758	$22,145

(1)	The June 30, 2020 balance includes property, plant and equipment impairment charges recorded during the first quarter of 2020 as discussed below.

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

No impairment triggers were identified in the second quarter of 2020; however, during the first quarter of 2020, we did identify an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million was recorded to “Impairment expense” on the Consolidated Statements of Income in the first quarter of 2020. Fair value of the assets was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

12. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.

There were no events or changes in circumstances noted in the second quarter of 2020 which would indicate it is more likely than not that the fair value of our reporting units with goodwill is less than their carrying amount. During the first quarter of 2020, we determined that an interim impairment analysis of the goodwill recorded was necessary based on consideration of a number of first quarter events and circumstances as discussed in Note 1. Our producer customers in our Eastern G&P region reduced production forecasts and drilling activity in response to the global economic downturn. Additionally, a decline in NGL prices impacted our future revenue forecast. After performing our evaluations related to the interim impairment of goodwill during the first quarter of 2020, we recorded an impairment of $1,814 million within the Eastern G&P reporting unit, which was recorded to “Impairment expense” on the Consolidated Statements of Income. The impairment was primarily driven by additional guidance related to the slowing of drilling activity, which has reduced production growth forecasts from our producer customers. This resulted in goodwill totaling approximately $7.7 billion as of March 31, 2020 within four reporting units. The fair value of the remaining reporting units with goodwill were in excess of their carrying value by percentages ranging from 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit was not unexpected.

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

The changes in carrying amount of goodwill were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2018	$7,234	$2,912	$10,146
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2018	7,234	2,782	10,016
Impairment losses	—	(1,197)	(1,197)
Acquisitions	488	229	717
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Balance as of June 30, 2020	7,722	—	7,722

Gross goodwill as of June 30, 2020	7,722	3,141	10,863
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of June 30, 2020	$7,722	$—	$7,722

Intangible Assets

During the first quarter of 2020, we also determined that an impairment analysis of intangibles within our Western G&P reporting unit was necessary. See Note 11 for additional information regarding our assessment around the Western G&P reporting unit, and more specifically our East Texas G&P asset group. The fair value of the intangibles in our East Texas G&P asset group was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. After performing our evaluations related to the impairment of intangible assets associated with our East Texas G&P asset group during the first quarter of 2020, we recorded an impairment of $177 million to “Impairment expense” on the Consolidated Statements of Income related to our customer relationships.

MPLX’s remaining intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of June 30, 2020 and December 31, 2019 is shown below:

		June 30, 2020			December 31, 2019
(In millions)	Useful Life	Gross	Accumulated Amortization(1)(2)	Net	Gross	Accumulated Amortization	Net
L&S	6 - 8 years	$283	$(63)	$220	$283	$(45)	$238
G&P	6 - 25 years	1,288	(485)	803	1,288	(256)	1,032
		$1,571	$(548)	$1,023	$1,571	$(301)	$1,270

(1)	Amortization expense attributable to the G&P and L&S segments for the six months ended June 30, 2020 was $52 million and $18 million, respectively.

(2)	Impairment charge of $177 million is included within the G&P accumulated amortization.

Estimated future amortization expense related to the intangible assets at June 30, 2020 is as follows:

(In millions)
2020	$64
2021	128
2022	128
2023	128
2024	124
Thereafter	451
Total	$1,023

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	June 30, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(51)	$—	$(60)
Total carrying value on Consolidated Balance Sheets	$—	$(51)	$—	$(60)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.38 to $0.92 per gallon with a weighted average of $0.53 per gallon per the current term of the embedded derivative and (2) the probability of renewal of 100 percent for the first five-year term and second five-year term of the gas purchase commitment and related keep-whole processing agreement, respectively. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of June 30, 2020 or December 31, 2019.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(45)	$—	$(65)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(7)	—	(1)
Settlements	—	1	—	1
Fair value at end of period	—	(51)	—	(65)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$(6)	$—	$(2)

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(60)	$—	$(61)
Total gains/(losses) (realized and unrealized) included in earnings(1)	—	7	—	(7)
Settlements	—	2	—	3
Fair value at end of period	—	(51)	—	(65)
The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$7	$—	$(5)

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

	June 30, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$21,919	$20,646	$21,054	$19,800
SMR liability	$88	$78	$90	$80

14. Derivative Financial Instruments

As of June 30, 2020, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of June 30, 2020 and December 31, 2019, the estimated fair value of this contract was a liability of $51 million and $60 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2020 and December 31, 2019, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	June 30, 2020		December 31, 2019
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(3)	$—	$(5)
Other noncurrent assets / Deferred credits and other liabilities	—	(48)	—	(55)
Total	$—	$(51)	$—	$(60)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

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

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Purchased product costs
Realized (loss)/gain	$(1)	$(1)	$(2)	$(3)
Unrealized (loss)/gain	(6)	—	9	(4)
Purchased product costs derivative (loss)/gain	(7)	(1)	7	(7)

Total derivative (loss)/gain	$(7)	$(1)	$7	$(7)

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2020	December 31, 2019
MPLX LP:
Bank revolving credit facility	$825	$—
Term loan facility	1,000	1,000
Floating rate senior notes	2,000	2,000
Fixed rate senior notes	16,887	16,887
Consolidated subsidiaries:
MarkWest	23	23
ANDX	190	190
Financing lease obligations(1)	13	19
Total	20,938	20,119
Unamortized debt issuance costs	(100)	(106)
Unamortized discount/premium	(279)	(300)
Amounts due within one year	(3)	(9)
Total long-term debt due after one year	$20,556	$19,704
(1)    See Note 20 for lease information.

Credit Agreement

Effective July 30, 2019, in connection with the closing of the Merger, MPLX amended and restated its existing revolving credit facility (the “MPLX Credit Agreement”) to, among other things, increase borrowing capacity to up to $3.5 billion and extend its term from July 2022 to July 2024. During the six months ended June 30, 2020, MPLX borrowed $2.5 billion under the MPLX Credit Agreement, at an average interest rate of 1.525 percent, and repaid $1.675 billion. At June 30, 2020, MPLX had $825 million in outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $2.675 billion, or 76.4 percent of the borrowing capacity.

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement which provides for a committed term loan facility for up to an aggregate of $1 billion. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). Amounts borrowed under the Term Loan Agreement will be due and payable on September 26, 2021. As of June 30, 2020, MPLX had $1.0 billion outstanding on the term loan at an average interest rate of 1.665 percent.

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

16. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$77	$486	$563
Service revenue - related parties	854	3	857
Service revenue - product related	—	22	22
Product sales	17	103	120
Product sales - related parties	4	26	30
Total revenues from contracts with customers	$952	$640	1,592
Non-ASC 606 revenue(1)			489
Total revenues and other income			$2,081

	Three Months Ended June 30, 2019(2)
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$79	$540	$619
Service revenue - related parties	843	4	847
Service revenue - product related	—	26	26
Product sales	15	174	189
Product sales - related parties	5	31	36
Total revenues from contracts with customers	$942	$775	1,717
Non-ASC 606 revenue(1)			493
Total revenues and other income			$2,210

	Six Months Ended June 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$161	$1,014	$1,175
Service revenue - related parties	1,774	11	1,785
Service revenue - product related	—	61	61
Product sales	32	257	289
Product sales - related parties	8	55	63
Total revenues from contracts with customers	$1,975	$1,398	3,373
Non-ASC 606 loss(1)			(300)
Total revenues and other income			$3,073

	Six Months Ended June 30, 2019(2)
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$165	$1,068	$1,233
Service revenue - related parties	1,646	4	1,650
Service revenue - product related	—	60	60
Product sales	26	379	405
Product sales - related parties	9	68	77
Total revenues from contracts with customers	$1,846	$1,579	3,425
Non-ASC 606 revenue(1)			1,020
Total revenues and other income			$4,445

(1)	Non-ASC 606 Revenue includes rental income, income/(loss) from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

(2)	Financial information for the three and six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

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

The tables below reflect the changes in our contract balances for the six-month periods ended June 30, 2020 and 2019:

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at June 30, 2020
Contract assets	$39	$(20)	$(1)	$18
Deferred revenue	23	8	(5)	26
Deferred revenue - related parties	53	48	(29)	72
Long-term deferred revenue	90	11	—	101
Long-term deferred revenue - related parties	$55	$(2)	$—	$53

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)(3)	Revenue Recognized(2)(3)	Balance at June 30, 2019(3)
Contract assets	$36	$(8)	$(1)	$27
Deferred revenue	13	4	(3)	14
Deferred revenue - related parties	65	18	(30)	53
Long-term deferred revenue	56	14	—	70
Long-term deferred revenue - related parties	$52	$(2)	$—	$50

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	No significant revenue was recognized related to past performance obligations in the current periods.

(3)	Financial information for the six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of June 30, 2020, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $250 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 31 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2020	$938
2021	1,790
2022	1,759
2023	1,673
2024 and thereafter	5,915
Total revenue on remaining performance obligations(1),(2),(3)	$12,075

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

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$423	$402
Income taxes paid	1	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	$(1)	$1

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Six Months Ended June 30,
(In millions)	2020	2019
(Decrease)/increase in capital accruals	$(172)	$(77)

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2019 through June 30, 2020.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2019(1)	$(14)	$(1)	$(15)
Other comprehensive loss - remeasurements(2)	—	(1)	(1)
Balance at June 30, 2020(1)	$(14)	$(2)	$(16)

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

19. Equity-Based Compensation

Phantom Units

The following is a summary of phantom unit award activity of MPLX LP common units for the six months ended June 30, 2020:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2019	1,109,568	$35.97
Granted	195,461	19.43
Settled	(323,884)	35.67
Forfeited	(4,627)	36.40
Outstanding at June 30, 2020	976,518	$32.76

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

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the six months ended June 30, 2020:

Number of Units
Outstanding at December 31, 2019	2,157,347
Granted	2,147,211
Settled	(1,169,354)
Forfeited	(31,668)
Outstanding at June 30, 2020	3,103,536

20. Leases

During the first quarter of 2020, reimbursements for projects at certain MPLX refining logistics locations were agreed to between MPLX and MPC. These reimbursements relate to the storage services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be reassessed under the leasing standard. As a result of the reassessment, one of our leases was reclassified from an operating lease to a sales-type lease. As a result, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type lease were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable. See Note 5 for the location of lease receivables and unguaranteed residual assets on the Consolidated Balance Sheets. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded as a Contribution from MPC in the Consolidated Statements of Equity given that the transaction related to refining logistics was a common control transaction. During the first quarter of 2020, MPLX derecognized approximately $171 million of property, plant and equipment, recorded a lease receivable of approximately $370 million, recorded an unguaranteed residual asset of approximately $10 million and a Contribution from MPC of $209 million.

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)(2)	$195	$66	$246	$68

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	N/A	N/A
Interest income (Sales-type lease revenue- fixed minimum)	38	—	N/A	N/A
Interest income (Revenue from variable lease payments)	$—	$—	N/A	N/A

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)(2)	$381	$129	$525	$133

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	N/A	N/A
Interest income (Sales-type lease revenue- fixed minimum)	76	—	N/A	N/A
Interest income (Revenue from variable lease payments)	$—	$—	N/A	N/A

(1)	These amounts are presented net of executory costs.

(2)	Financial information for the three and six months ended June 30, 2019 has been retrospectively adjusted for the acquisition of ANDX. See Notes 1 and 3.

See Note 5 for additional information on where related party lease assets are recorded in the Consolidated Balance Sheets. Third party lease assets are less than $1 million as of June 30, 2020 and are included within the “Receivables, net” and “Other noncurrent assets” captions within the Consolidated Balance Sheets.

The following is a schedule of future payments on the sales-type leases as of June 30, 2020:

(In millions)	Related Party
2020	$78
2021	157
2022	157
2023	158
2024	158
2025 and thereafter	473
Total minimum future rentals	1,181
Less: present value discount	758
Lease receivable	$423

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

At June 30, 2020 and December 31, 2019, accrued liabilities for remediation totaled $18 million and $19 million, respectively. However, it is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, which may be imposed. At June 30, 2020 and December 31, 2019, there were no balances with MPC for indemnification of environmental costs.

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

In connection with our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

In March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.

On July 6, 2020, the D.D.C. ordered vacatur of the easement permit during the pendency of an EIS and further ordered shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps are appealing the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit. On July 14, 2020, the Circuit Court issued an administrative stay while the court considers Dakota Access and the Army Corps’ emergency motion for stay pending appeal.

If the pipeline is temporarily shutdown pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Other Legal Proceedings – In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covers the rights of way for 23 tracts of land and demands the immediate cessation of pipeline operations. The notification also assesses trespass damages of approximately $187 million. MPLX expects to receive a notification for an additional 11 tracts in the near future. We appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. We believe the trespass damage calculation is dependent on a novel interpretation of the applicable law, and we continue to actively negotiate settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Contractual Commitments and Contingencies – At June 30, 2020, MPLX’s contractual commitments to acquire property, plant and equipment totaled $293 million. These commitments were primarily related to G&P plant expansion, terminal and pipeline projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2020, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

22. Subsequent Events

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with Western Refining Southwest, Inc., an Arizona corporation (“WRSW”) and wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC, a Delaware limited liability company (“WRW”) to WRSW in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. The Redemption Agreement was approved by the conflicts committee and the board of directors of MPLX’s general partner. The conflicts committee, which is composed of independent members of the board of directors of MPLX’s general partner, retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction.

Per the terms of Redemption Agreement, MPLX redeemed 18,582,088 Common Units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX Common Unit for the ten trading days ending at market close on July 27, 2020.

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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•
the effects of the outbreak of COVID-19 and the adverse impact thereof on our business, financial condition, results of operations and cash flows, including our growth, operating costs, labor availability, logistical capabilities, customer demand for our services and industry demand generally, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

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

•	expectations regarding joint venture arrangements and other acquisitions or divestitures of assets;

•	midstream and refining industry overcapacity or under capacity;

•	accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;

•	acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products; and

•
political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs or other hydrocarbon-based products.

For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended June 30, 2020 and June 30, 2019 are shown in the chart below. These results include the recast of ANDX financial information into MPLX’s financial information as a result of the Merger. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.

(1)	Q2 2019 includes Adjusted EBITDA attributable to Predecessor and portion of DCF adjustments attributable to Predecessor.

Other Highlights

RECENT DEVELOPMENTS

•
On July 31, MPLX entered into a Redemption Agreement with WRSW, a wholly owned subsidiary of MPC, in which MPLX agreed to transfer the Western wholesale distribution business that it acquired as a result of its acquisition of ANDX to MPC in exchange for the redemption of $340 million of MPLX common units held by WRSW. The Redemption Agreement was approved by the MPLX board of directors following the approval of the terms of the transaction by its independent conflicts committee. The transaction closed on July 31.

•	Announced a second quarter distribution rate of $0.6875 per common unit.

CURRENT ECONOMIC ENVIRONMENT

The outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and resulted in a decline in the demand for products for which we provide midstream services. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products.

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

RESULTS OF OPERATIONS

The following tables and discussion are a summary of our results of operations for the three and six months ended June 30, 2020 and 2019, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for common control transactions.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Total revenues and other income(1)	$2,081	$2,210	$(129)	$3,073	$4,445	$(1,372)
Costs and expenses:
Cost of revenues (excludes items below)	315	353	(38)	683	692	(9)
Purchased product costs	87	166	(79)	222	360	(138)
Rental cost of sales	33	29	4	68	66	2
Rental cost of sales - related parties	41	36	5	87	79	8
Purchases - related parties	280	313	(33)	556	591	(35)
Depreciation and amortization	321	313	8	646	614	32
Impairment expense	—	—	—	2,165	—	2,165
General and administrative expenses	96	90	6	193	191	2
Other taxes	30	25	5	61	55	6
Total costs and expenses	1,203	1,325	(122)	4,681	2,648	2,033
Income/(loss) from operations	878	885	(7)	(1,608)	1,797	(3,405)
Related party interest and other financial costs	1	2	(1)	4	3	1
Interest expense, net of amounts capitalized	206	214	(8)	417	428	(11)
Other financial costs	16	13	3	32	22	10
Income/(loss) before income taxes	655	656	(1)	(2,061)	1,344	(3,405)
(Benefit)/provision for income taxes	—	(1)	1	—	(2)	2
Net income/(loss)	655	657	(2)	(2,061)	1,346	(3,407)
Less: Net income attributable to noncontrolling interests	7	6	1	15	12	3
Less: Net income attributable to Predecessor	—	169	(169)	—	349	(349)
Net income/(loss) attributable to MPLX LP	648	482	166	(2,076)	985	(3,061)

Adjusted EBITDA attributable to MPLX LP (excluding Predecessor results)(2)	1,227	920	307	2,521	1,850	671
Adjusted EBITDA attributable to MPLX LP (including Predecessor results)(3)	N/A	1,249	N/A	N/A	2,512	N/A
DCF attributable to GP and LP unitholders (including Predecessor results)(3)	$996	$975	$21	$2,043	$1,966	$77

(1)	The six months ended June 30, 2020 includes impairment expense of approximately $1.3 billion related to three equity method investments.

(2)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Excludes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(3)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Includes adjusted EBITDA and DCF adjustments attributable to Predecessor.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$655	$657	$(2)	$(2,061)	$1,346	$(3,407)
Provision for income taxes	—	(1)	1	—	(2)	2
Amortization of deferred financing costs	15	12	3	29	19	10
Net interest and other financial costs	208	217	(9)	424	434	(10)
Income from operations	878	885	(7)	(1,608)	1,797	(3,405)
Depreciation and amortization	321	313	8	646	614	32
Non-cash equity-based compensation	3	5	(2)	8	12	(4)
Impairment expense	—	—	—	2,165	—	2,165
(Income)/loss from equity method investments	(89)	(83)	(6)	1,095	(160)	1,255
Distributions/adjustments related to equity method investments	115	132	(17)	239	254	(15)
Unrealized derivative losses/(gains)(1)	6	—	6	(9)	4	(13)
Acquisition costs	—	4	(4)	—	5	(5)
Other	1	—	1	2	—	2
Adjusted EBITDA	1,235	1,256	(21)	2,538	2,526	12
Adjusted EBITDA attributable to noncontrolling interests	(8)	(7)	(1)	(17)	(14)	(3)
Adjusted EBITDA attributable to Predecessor(2)	—	(329)	329	—	(662)	662
Adjusted EBITDA attributable to MPLX LP(3)	1,227	920	307	2,521	1,850	671
Deferred revenue impacts	40	22	18	63	31	32
Net interest and other financial costs	(208)	(217)	9	(424)	(434)	10
Maintenance capital expenditures	(33)	(62)	29	(67)	(99)	32
Maintenance capital expenditures reimbursements	6	9	(3)	20	16	4
Equity method investment capital expenditures paid out	(4)	(4)	—	(11)	(8)	(3)
Other	(1)	10	(11)	3	10	(7)
Portion of DCF adjustments attributable to Predecessor(2)	—	63	(63)	—	132	(132)
DCF	1,027	741	286	2,105	1,498	607
Preferred unit distributions	(31)	(32)	1	(62)	(62)	—
DCF attributable to GP and LP unitholders	996	709	287	2,043	1,436	607
Adjusted EBITDA attributable to Predecessor(2)	—	329	(329)	—	662	(662)
Portion of DCF adjustments attributable to Predecessor(2)	—	(63)	63	—	(132)	132
DCF attributable to GP and LP unitholders (including Predecessor results)	$996	$975	$21	$2,043	$1,966	$77

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

(3)
For the three months ended June 30, 2020, the L&S and G&P segments made up $839 million and $388 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended June 30, 2019, the L&S and G&P segments made up $570 million and $350 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2020, the L&S and G&P segments made up $1,711 million and $810 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2019, the L&S and G&P segments made up $1,129 million and $721 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Six Months Ended June 30,
(In millions)	2020	2019	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$2,114	$1,954	$160
Changes in working capital items	12	112	(100)
All other, net	(26)	(7)	(19)
Non-cash equity-based compensation	8	12	(4)
Net (loss)/gain on disposal of assets	(1)	2	(3)
Net interest and other financial costs	424	434	(10)
Current income taxes	1	—	1
Asset retirement expenditures	—	1	(1)
Unrealized derivative (gains)/losses(1)	(9)	4	(13)
Acquisition costs	—	5	(5)
Other adjustments to equity method investment distributions	13	9	4
Other	2	—	2
Adjusted EBITDA	2,538	2,526	12
Adjusted EBITDA attributable to noncontrolling interests	(17)	(14)	(3)
Adjusted EBITDA attributable to Predecessor(2)	—	(662)	662
Adjusted EBITDA attributable to MPLX LP(3)	2,521	1,850	671
Deferred revenue impacts	63	31	32
Net interest and other financial costs	(424)	(434)	10
Maintenance capital expenditures	(67)	(99)	32
Maintenance capital expenditures reimbursements	20	16	4
Equity method investment capital expenditures paid out	(11)	(8)	(3)
Other	3	10	(7)
Portion of DCF adjustments attributable to Predecessor(2)	—	132	(132)
DCF	2,105	1,498	607
Preferred unit distributions	(62)	(62)	—
DCF attributable to GP and LP unitholders	2,043	1,436	607
Adjusted EBITDA attributable to Predecessor(2)	—	662	(662)
Portion of DCF adjustments attributable to Predecessor(2)	—	(132)	132
DCF attributable to GP and LP unitholders (including Predecessor results)	$2,043	$1,966	$77

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

(3)
For the six months ended June 30, 2020, the L&S and G&P segments made up $1,711 million and $810 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2019, the L&S and G&P segments made up $1,129 million and $721 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Total revenues and other income decreased $129 million in the second quarter of 2020 compared to the same period of 2019. This decrease was primarily due to lower G&P fees from lower volumes of $46 million as well as an unfavorable impact from lower prices of $87 million. There were also decreases due to lower L&S pipeline, terminal and storage volumes, including decreased throughputs on our Explorer and Bakken pipeline equity method investments. These decreases were offset by favorable L&S rate impacts as well as increased volume deficiency payments, favorable impacts from increased marine equipment and increased volumes in our Sherwood Midstream LLC joint venture due to additional plants coming online in the second half of 2019.

Cost of Revenues decreased $38 million in the second quarter of 2020 compared to the same period of 2019, primarily due to lower operating costs due to lower throughput, lower project-related spend and other miscellaneous expense decreases.

Purchased product costs decreased $79 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to lower prices of $49 million in the Southwest and Southern Appalachia and lower costs from lower volumes of $36 million in the Southwest. This was partially offset by an increase of $6 million in unrealized derivative losses from prior year.

Purchases - related parties decreased $33 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to lower project spend and product purchases from MPC.

Depreciation and amortization expense increased $8 million in the second quarter of 2020 compared to the same period of 2019, primarily due to property, plant and equipment placed in service in the second half of 2019 and the first six months of 2020.

Net interest expense and other financial costs decreased $6 million in the second quarter of 2020 compared to the same period of 2019 due to decreased interest on variable rate debt as a result of lower interest rates during the quarter.

General and administrative expenses increased $6 million in the second quarter of 2020 compared to the same period of 2019 primarily due to increased employee costs from MPC.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Total revenues and other income decreased $1,372 million in the first six months of 2020 compared to the same period of 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), our indirect ownership in Ohio Gathering Company, L.L.C. through our investment of MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. Also contributing to the decrease was lower G&P fees from lower volumes of $6 million and an unfavorable impact from lower prices of $171 million. There were also decreases due to lower L&S pipeline, terminal and storage volumes, including decreased throughputs on our Explorer and Bakken pipeline equity method investments. These decreases were offset by favorable L&S rate impacts as well as increased volume deficiency payments, favorable impacts from increased marine equipment and increased volumes in our Sherwood Midstream LLC joint venture due to additional plants coming online in the second half of 2019.

Cost of Revenues decreased $9 million in the first six months of 2020 compared to the same period of 2019, primarily due to lower project-related costs, which include repairs, maintenance and operating costs in the L&S and G&P segments.

Purchased product costs decreased $138 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to lower prices of $94 million in the Southwest and Southern Appalachia and $31 million from lower volumes in the Southwest. There was also a decrease of $13 million due to unrealized derivative gains in the current year compared to unrealized derivative losses in the prior year.

Rental cost of sales - related parties increased $8 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to project costs incurred, partially offset by lower operating costs due to reduced throughput.

Purchases - related parties decreased $35 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to lower product purchases from MPC, lower project spend and decreased other miscellaneous costs from
MPC.

Depreciation and amortization expense increased $32 million in the first six months of 2020 compared to the same period of 2019, primarily due to property, plant and equipment placed in service in the second half of 2019 and the first six months of 2020.

Impairment expense increased $2,165 million in the first six months of 2020 compared to the same period of 2019. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

Other taxes increased $6 million in the first six months of 2020 compared to the same period of 2019 primarily due to prior period refunds and credits.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and six months ended June 30, 2020 and 2019. Prior period financial information has been retrospectively adjusted for common control transactions.

L&S Segment

(1)	Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Service revenue	$931	$922	$9	$1,935	$1,811	$124
Rental income	246	296	(50)	488	631	(143)
Product related revenue	21	20	1	40	35	5
Income from equity method investments	40	54	(14)	90	99	(9)
Other income	52	16	36	103	28	75
Total segment revenues and other income	1,290	1,308	(18)	2,656	2,604	52
Cost of revenues	190	219	(29)	428	445	(17)
Purchases - related parties	211	227	(16)	410	417	(7)
Depreciation and amortization	138	134	4	276	260	16
General and administrative expenses	52	42	10	104	93	11
Other taxes	18	11	7	34	27	7
Segment income from operations	681	675	6	1,404	1,362	42
Depreciation and amortization	138	134	4	276	260	16
Income from equity method investments	(40)	(54)	14	(90)	(99)	9
Distributions/adjustments related to equity method investments	57	60	(3)	114	114	—
Acquisition costs	—	4	(4)	—	5	(5)
Non-cash equity-based compensation	2	2	—	5	7	(2)
Other	1	—	1	2	—	2
Adjusted EBITDA attributable to Predecessor	—	(251)	251	—	(520)	520
Segment adjusted EBITDA(1)	839	570	269	1,711	1,129	582

Capital expenditures	108	230	(122)	292	428	(136)
Investments in unconsolidated affiliates	$74	$61	$13	$128	$68	$60

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Service revenue increased $9 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to a $28 million increase due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts and a $12 million increase from additional marine equipment. There was also in increase in volume deficiency payments, favorable price impacts and other miscellaneous items. These increases were partially offset by reduced pipeline and storage volumes.

Rental income decreased $50 million in the second quarter of 2020 compared to the same period of 2019, primarily due to a decrease of $66 million due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts. The decrease was partially offset by an increase of $7 million from increased terminal storage revenue as well as other miscellaneous increases.

Income from equity method investments decreased $14 million in the second quarter of 2020 compared to the same period of 2019, primarily due to decreased throughput on the Explorer and Bakken pipelines due to declining demand during the second quarter of 2020.

Other income increased $36 million in the second quarter of 2020 compared to the same period of 2019, primarily due to an increase of $38 million due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts.

Cost of revenues decreased $29 million in the second quarter of 2020 compared to the same period of 2019, primarily due to lower operating costs due to lower throughput, lower project-related spend and other miscellaneous expense decreases.

Purchases - related parties decreased $16 million in the second quarter of 2020 compared to the same period of 2019, primarily due to lower project spend and other miscellaneous expenses.

General and administrative expenses increased $10 million in the second quarter of 2020 compared to the same period of 2019, primarily due to increased employee costs from MPC.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Service revenue increased $124 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to an $83 million increase due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts and a $25 million increase from additional marine equipment. There were also increases related to volume deficiency payments and favorable price impacts partially offset by unfavorable volume impacts.

Rental income decreased $143 million in the first six months of 2020 compared to the same period of 2019, primarily due to a decrease of $159 million due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts. The decrease was partially offset by an increase of $13 million from increased terminal storage revenue.

Income from equity method investments decreased $9 million in the first six months of 2020 compared to the same period of 2019, primarily due to decreased throughput on the Explorer and Bakken pipelines due to declining demand during the second quarter of 2020.

Other income increased $75 million in the first six months of 2020 compared to the same period of 2019, primarily due to an increase of $76 million due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts.

Cost of revenues decreased $17 million in the first six months of 2020 compared to the same period of 2019, primarily due to lower operating costs due to lower throughput, lower project-related spend and other miscellaneous expense decreases.

Purchases - related parties decreased $7 million in the first six months of 2020 compared to the same period of 2019, primarily due to lower project spend and other miscellaneous expenses.

Depreciation and amortization increased $16 million in the first six months of 2020 compared to the same period of 2019, primarily due to property, plant and equipment placed in service in the second half of 2019 and the first six months of 2020.

General and administrative expenses increased $11 million in the first six months of 2020 compared to the same period of 2019, primarily due to increased employee costs from MPC.

G&P Segment

(1)	Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Service revenue	$489	$544	$(55)	$1,025	$1,072	$(47)
Rental income	89	83	6	177	172	5
Product related revenue	151	231	(80)	373	507	(134)
Income/(loss) from equity method investments	49	29	20	(1,185)	61	(1,246)
Other income	13	15	(2)	27	29	(2)
Total segment revenues and other income/(loss)	791	902	(111)	417	1,841	(1,424)
Cost of revenues	199	199	—	410	392	18
Purchased product costs	87	166	(79)	222	360	(138)
Purchases - related parties	69	86	(17)	146	174	(28)
Depreciation and amortization	183	179	4	370	354	16
Impairment expense	—	—	—	2,165	—	2,165
General and administrative expenses	44	48	(4)	89	98	(9)
Other taxes	12	14	(2)	27	28	(1)
Segment income/(loss) from operations	197	210	(13)	(3,012)	435	(3,447)
Depreciation and amortization	183	179	4	370	354	16
Impairment expense	—	—	—	2,165	—	2,165
(Income)/loss from equity method investments	(49)	(29)	(20)	1,185	(61)	1,246
Distributions/adjustments related to equity method investments	58	72	(14)	125	140	(15)
Unrealized derivative losses/(gains)(1)	6	—	6	(9)	4	(13)
Non-cash equity-based compensation	1	3	(2)	3	5	(2)
Adjusted EBITDA attributable to Predecessor	—	(78)	78	—	(142)	142
Adjusted EBITDA attributable to noncontrolling interests	(8)	(7)	(1)	(17)	(14)	(3)
Segment Adjusted EBITDA(2)	388	350	38	810	721	89

Capital expenditures	110	326	(216)	244	632	(388)
Investments in unconsolidated affiliates	$57	$127	$(70)	$94	$255	$(161)

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

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Service revenue decreased $55 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to lower fees from lower volumes in the Southwest, Bakken and Rockies of $38 million, a decrease due to lower prices in the Bakken of $2 million as well as other miscellaneous decreases.

Rental income increased $6 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to higher rental income from higher volumes in the Marcellus.

Product related revenue decreased $80 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to lower prices in all of the G&P regions of approximately $85 million and lower volumes in the Southwest of $34 million. This was partially offset by $20 million of volume increases in the Marcellus, Rockies and at our Javelina plant in the Southwest (this plant experienced downtime for maintenance in 2019), as well as other miscellaneous increases.

Income from equity method investments increased $20 million in the second quarter of 2020 compared to the same period of 2019. This increase was due to lower basis differential amortization related to MarkWest Utica EMG as a result of impairments recorded in the first quarter of 2020 and an increase from the Sherwood Midstream LLC joint venture due to additional plants coming online during the second half of 2019.

Purchased product costs decreased $79 million in the second quarter of 2020 compared to the same period of 2019. This was primarily due to lower prices of $49 million in the Southwest and Southern Appalachia and lower costs from lower volumes of $36 million in the Southwest. This was partially offset by an increase of $6 million in unrealized derivative losses from prior year.

Purchases - related parties decreased $17 million in the second quarter of 2020 compared to the same period of 2019, with this decrease primarily being attributable to aligning various expenses as a result of the ANDX acquisition and lower product purchases from MPC.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Service revenue decreased $47 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to lower fees from lower volumes in the Rockies of $19 million and lower prices in the Bakken of $3 million as well as other miscellaneous decreases.

Rental income increased $5 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to fees from higher volumes in the Marcellus.

Product related revenue decreased $134 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to lower prices in all of the G&P regions of approximately $168 million and lower volumes of $21 million in the Southwest. This was partially offset by $21 million of volume increases in the Rockies and the Javelina plant in the Southwest (this plant experienced downtime for maintenance in 2019), as well as other miscellaneous increases.

Income from equity method investments decreased $1,246 million in the first six months of 2020 compared to the same period of 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment of MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. This was partially offset by an increase in the Sherwood Midstream LLC joint venture due to additional plants coming online during the second half of 2019.

Cost of revenues increased $18 million in the first six months of 2020 compared to the same period of 2019. The majority of the increase is attributable to aligning various expenses as a result of the ANDX acquisition as well as higher repairs, maintenance and operating costs in the Marcellus offset by lower repairs, maintenance and operating costs in the Southwest, Southern Appalachia and Rockies.

Purchased product costs decreased $138 million in the first six months of 2020 compared to the same period of 2019. This was primarily due to lower prices of $94 million in the Southwest and Southern Appalachia and $31 million from lower volumes in the Southwest. There was also a decrease of $13 million due to unrealized derivative gains in the current year compared to unrealized derivative losses in the prior year.

Purchases - related parties decreased $28 million in the first six months of 2020 compared to the same period of 2019. This decrease is primarily attributable to aligning various expenses as a result of the ANDX acquisition and lower product purchases from MPC.

Depreciation and amortization increased $16 million in the first six months of 2020 compared to the same period of 2019 primarily due to property, plant and equipment placed in service throughout the second half of 2019 and the first six months of 2020.

Impairment expense increased $2,165 million in the first six months of 2020 compared to the same period of 2019. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

General and administrative expenses decreased $9 million in the first six months of 2020 compared to the same period of 2019 due to lower employee related costs.

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

OPERATING DATA(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	2,733	3,242	2,971	3,174
Product pipelines	1,586	1,867	1,746	1,882
Total pipelines	4,319	5,109	4,717	5,056

Average tariff rates ($ per barrel)(2)
Crude oil pipelines	$0.99	$0.88	$0.96	$0.92
Product pipelines	0.84	0.75	0.81	0.72
Total pipelines	$0.94	$0.83	$0.90	$0.84

Terminal throughput (mbpd)	2,420	3,287	2,693	3,253

Marine Assets (number in operation)(3)
Barges	305	261	305	261
Towboats	23	23	23	23

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	MPLX LP(4)	MPLX LP Operated(5)	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,385	1,385	1,266	1,266
Utica Operations	—	1,903	—	2,066
Southwest Operations	1,365	1,393	1,617	1,617
Bakken Operations	126	126	147	147
Rockies Operations	495	683	649	852
Total gathering throughput	3,371	5,490	3,679	5,948

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,112	5,516	4,216	5,202
Utica Operations	—	585	—	823
Southwest Operations	1,412	1,510	1,558	1,558
Southern Appalachian Operations	223	223	243	243
Bakken Operations	126	126	147	147
Rockies Operations	516	516	585	585
Total natural gas processed	6,389	8,476	6,749	8,558

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	464	464	440	440
Utica Operations(6)	—	31	—	40
Southwest Operations	13	13	3	3
Southern Appalachian Operations(7)	12	12	12	12
Bakken Operations	19	19	21	21
Rockies Operations	4	4	3	3
Total C2 + NGLs fractionated(8)	512	543	479	519

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	MPLX LP(4)	MPLX LP Operated(5)	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,402	1,402	1,274	1,274
Utica Operations	—	1,852	—	2,087
Southwest Operations	1,461	1,497	1,600	1,600
Bakken Operations	141	141	150	150
Rockies Operations	544	729	644	839
Total gathering throughput	3,548	5,621	3,668	5,950

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,155	5,519	4,185	5,175
Utica Operations	—	616	—	820
Southwest Operations	1,530	1,595	1,578	1,578
Southern Appalachian Operations	233	233	239	239
Bakken Operations	141	141	150	150
Rockies Operations	528	528	578	578
Total natural gas processed	6,587	8,632	6,730	8,540

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	460	460	430	430
Utica Operations(6)	—	33	—	43
Southwest Operations	14	14	10	10
Southern Appalachian Operations(7)	12	12	12	12
Bakken Operations	25	25	18	18
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(8)	515	548	474	517

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$1.76	$2.51	$1.81	$2.69
C2 + NGL Pricing ($ per gallon)(9)	$0.34	$0.52	$0.37	$0.57

(1)	Operating data is inclusive of operating data for ANDX.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(3)	Represents total at end of period.

(4)	This column represents operating data for entities that have been consolidated into the MPLX financial statements.

(5)	This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.

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

(8)
Purity ethane makes up approximately 193 mbpd and 195 mbpd of total MPLX Operated, fractionated products for the three months ended June 30, 2020 and 2019, respectively, and approximately 191 mbpd and 192 mbpd of total fractionated products for the six months ended June 30, 2020 and 2019, respectively. Purity ethane makes up approximately 186 mbpd and 189 mbpd of total MPLX LP consolidated, fractionated products for the three months ended June 30, 2020 and 2019, respectively, and approximately 184 mbpd and 183 mbpd of total fractionated products for the six months ended June 30, 2020 and 2019, respectively.

(9)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents were $67 million at June 30, 2020 and $15 million at December 31, 2019. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$2,114	$1,954
Investing activities	(777)	(1,439)
Financing activities	(1,285)	(568)
Total	$52	$(53)

Net cash provided by operating activities increased $160 million in the first six months of 2020 compared to the first six months of 2019, primarily due to increased net income of $22 million, excluding impairments, as well as other changes related to depreciation and amortization and changes in working capital items.

Net cash used in investing activities decreased $662 million in the first six months of 2020 compared to the first six months of 2019, primarily due to decreased spending related to the capital budget, a return of capital from our investments in Wink to Webster and Whistler and decreased contributions to equity method investments.

Financing activities were a $1,285 million use of cash in the first six months of 2020 compared to a $568 million use of cash in the first six months of 2019. The use of cash for the first six months of 2020 was primarily due to distributions of $1,445 million to common unitholders, distributions of $41 million to Series A preferred unitholders, distributions of $21 million to Series B preferred unitholders, distributions of $17 million to noncontrolling interests, repayment of $1,675 million on the MPLX Credit Agreement, payments of $7 million related to financing leases, and repayment of $3,302 million on the MPC Loan Agreement. These uses of cash were offset by borrowings of $2,500 million on the revolving credit facility, $2,708 million on the MPC Loan Agreement, and $20 million of contributions from MPC.

Debt and Liquidity Overview

Our outstanding borrowings at June 30, 2020 consist of the following:

(In millions)	June 30, 2020
MPLX LP:
Bank revolving credit facility	$825
Term loan facility	1,000
Floating rate senior notes	2,000
Fixed rate senior notes	16,887
Consolidated subsidiaries:
MarkWest	23
ANDX	190
Financing lease obligations	13
Total	20,938
Unamortized debt issuance costs	(100)
Unamortized discount/premium	(279)
Amounts due within one year	(3)
Total long-term debt due after one year	$20,556

Our intention is to maintain an investment grade credit profile. As of June 30, 2020, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement and Term Loan Agreement contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2020, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.9 to 1.0.

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

Our liquidity totaled $4.2 billion at June 30, 2020 consisting of:

	June 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$(825)	$2,675
MPC Loan Agreement	1,500	—	1,500
Total liquidity	$5,000	$(825)	4,175
Cash and cash equivalents			67
Total liquidity			$4,242

(1)	Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.

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

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through June 30, 2020:

(In units)
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	253,291
Balance at June 30, 2020	1,058,608,762

ATM

MPLX expects the net proceeds, if any, from sales under our ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the six months ended June 30, 2020, we issued no common units under our ATM program. As of June 30, 2020, $1.7 billion of common units remain available for issuance through the ATM Program.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $278 million per quarter, or $1,112 million per year, based on the number of common units outstanding at June 30, 2020. On July 28, 2020, we announced the board of directors of our general partner had declared a distribution of $0.6875 per unit that will be paid on August 14, 2020 to unitholders of record on August 7, 2020. This is consistent with the first quarter 2020 distribution of $0.6875 per unit and an increase of 3.0 percent over the second quarter 2019 distribution. This rate will also be received by Series A preferred unitholders. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. Accordingly, a cash distribution payment totaling $21 million will be paid to Series B unitholders on August 17, 2020.

TexNew Mex units are entitled to receive quarterly distribution payments in an amount calculated using the distributable cash flow generated by a particular portion of the TexNew Mex pipeline system, in excess of a base amount and adjusted for previously agreed upon stipulations and contingencies. During the three months ended June 30, 2020 a distribution of $2 million was earned as a result of increased volumes on the TexNew Mex pipeline due to the idling of MPC’s Gallup, New Mexico refinery.

The allocation of total quarterly cash distributions is as follows for the three and six months ended June 30, 2020 and 2019. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2020	2019	2020	2019
Distribution declared:
Limited partner units - public	$270	$261	$540	$452
Limited partner units - MPC	445	431	903	763
Total LP distribution declared	715	692	1,443	1,215
Series A preferred units	21	21	41	41
Series B preferred units	10	21	21	21
Total distribution declared	746	734	1,505	1,277

Cash distributions declared per limited partner common unit	$0.6875	$0.6675	$1.3750	$1.3250

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

Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2020	2019
Capital expenditures:
Maintenance	$67	$99
Maintenance reimbursements	(20)	(16)
Growth	469	961
Growth reimbursements	—	(12)
Total capital expenditures	516	1,032
Less: (Decrease)/increase in capital accruals	(172)	(77)
Asset retirement expenditures	—	1
Additions to property, plant and equipment, net of reimbursements(1)	688	1,108
Investments in unconsolidated affiliates	222	323
Acquisitions	—	(6)
Total capital expenditures and acquisitions	910	1,425
Less: Maintenance capital expenditures (including reimbursements)	47	83
Acquisitions	—	(6)
Total growth capital expenditures(2)	$863	$1,348

(1)
This amount is represented in the Consolidated Statements of Cash Flows as Additions to property, plant and equipment after excluding growth and maintenance reimbursements. Reimbursements are shown as Contributions from MPC within the Financing activities section of the Consolidated Statements of Cash Flows.

(2)
Amount excludes contributions from noncontrolling interests of zero and $94 million for the six months ended June 30, 2020 and 2019, respectively, as reflected in the financing section of our statement of cash flows. Also excludes a $69 million return of capital from our Wink to Webster Pipeline joint venture in the first quarter of 2020 and a $41 million return of capital from our Whistler Pipeline joint venture in the second quarter of 2020. These are reflected in the investing section of our statement of cash flows for the six months ended June 30, 2020.

Contractual Cash Obligations

As of June 30, 2020, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2020, our third-party, long-term debt obligations increased by $825 million and was primarily used to repay our MPC Loan Agreement. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2019.

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

TRANSACTIONS WITH RELATED PARTIES

At June 30, 2020, MPC owned our non-economic general partnership interest and held approximately 63 percent of our outstanding common units.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 56 percent and 53 percent of our total revenues and other income for the second quarter of 2020 and 2019, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 32 percent and 30 percent for the second quarter of 2020 and 2019, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of June 30, 2020, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2020, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

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

No impairment triggers were identified in the second quarter of 2020, however, during the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1 of the Notes to Consolidated Financial Statements. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million of property, plant and equipment and $177 million of intangibles was recorded to “Impairment expense” on the Consolidated Statements of Income for the first quarter of 2020. Fair value of our PP&E was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

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

The “Current Economic Environment” section describes the effects that the outbreak of COVID-19 and its development into a pandemic and the decline in commodity prices have had on our business. Due to these developments in the first quarter of 2020, we performed impairment assessments as discussed further below.

Prior to performing our goodwill impairment assessment as of March 31, 2020, MPLX had goodwill totaling approximately $9,536 million. As part of that assessment, MPLX recorded approximately $1,814 million of impairment expense in the first quarter of 2020 related to our Eastern G&P reporting unit within the G&P operating segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from our producer customers. For the remaining reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The interim impairment assessment resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had had fair values exceeding carrying values of less than 20 percent. There were no events or changes in circumstances noted in the second quarter of 2020 which would indicate it is more likely than not that the fair value of our reporting units with goodwill is less than their carrying amount.
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
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we assessed certain of our equity method investments for impairment as a result of a number of first quarter events and circumstances as discussed in Note 1 of the Notes to Consolidated Financial Statements. As a result, we recorded an other than temporary impairment for three joint ventures in which we have an interest. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At June 30, 2020 we had $4,065 million of equity method investments recorded on the Consolidated Balance Sheets.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2020, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2020 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2019.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of June 30, 2020 and December 31, 2019, the estimated fair value of this contract was a liability of $51 million and $60 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of June 30, 2020, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of June 30, 2020(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2020(3)
Long-term debt
Fixed-rate	$18,121	$1,683	N/A
Variable-rate	$3,798	$33	$17
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2020.

(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2020.

At June 30, 2020, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including our term loan, floating rate senior notes and our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of June 30, 2020, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Litigation

Dakota Access Pipeline

In connection with our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.

On July 6, 2020, the D.D.C. ordered vacatur of the easement permit during the pendency of an EIS and further ordered shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps are appealing the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit. On July 14, 2020, the Circuit

Court issued an administrative stay while the court considers Dakota Access and the Army Corps’ emergency motion for stay pending appeal.

If the pipeline is temporarily shutdown pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest.

Tesoro High Plains Pipeline

In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covers the rights of way for 23 tracts of land and demands the immediate cessation of pipeline operations. The notification also assesses trespass damages of approximately $187 million. MPLX expects to receive a notification for an additional 11 tracts in the near future. We appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. We believe the trespass damage calculation is dependent on a novel interpretation of the applicable law, and we continue to actively negotiate settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Environmental Proceedings
Gathering and Processing
On May 7, 2020, we received a show cause letter from the U.S. EPA relating to alleged violations relating to MPLX’s compliance under its Sarsen facility LDAR consent decree. We have reached a settlement in principle to resolve this matter with a cash penalty of $150,000. We expect the settlement will be finalized and the penalty will be paid in the third quarter of 2020.
On May 13, 2020, we received an offer from the Texas Commission on Environmental Quality to settle alleged violations relating to the installation of high bleed pneumatic controllers at its Hancock Compressor Station and Carthage East Gas Plant. We have reached an agreement to settle this matter for a cash penalty of $165,600.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 5. Other Information

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with Western Refining Southwest, Inc., an Arizona corporation (“WRSW”) and wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer, following a series of intercompany transactions, all of the outstanding membership interests in Western Refining Wholesale, LLC, a Delaware limited liability company (“WRW”) to WRSW in exchange for the redemption of MPLX common units held by WRSW.  The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. The Redemption Agreement was approved by the conflicts committee and the board of directors of MPLX’s general partner. The conflicts committee, which is composed of independent members of the board of directors of MPLX’s general partner, retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction.

Consistent with the terms of the Redemption Agreement, effective as of 11:59 p.m. on July 31, 2020 (the “Closing”), all of the outstanding membership interests in WRW were transferred to WRSW, and WRW became an indirect, wholly owned subsidiary of MPC. At the Closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 Common Units (the “Redeemed Units”) held by WRSW. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX Common

Unit for the ten trading days ending at market close on July 27, 2020. Following the redemption of the Redeemed Units, and consistent with the terms of the Redemption Agreement, MPLX cancelled the Redeemed Units.

After giving effect to transactions contemplated under the Redemption Agreement (including the cancellation of the Redeemed Units as described above), MPC holds, indirectly through its subsidiaries, 647,415,452 common units constituting approximately 62% of the MPLX common units issued and outstanding as of August 3, 2020.

Each of MPLX and WRSW has agreed to customary representations, warranties and covenants, as well as customary indemnification obligations between the parties, in the Redemption Agreement.

The foregoing description of the Redemption Agreement is not complete and is qualified in its entirety by reference to the full text of the Redemption Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
1.1	Underwriting Agreement, dated as of September 4, 2019, among the Issuer, MPLX GP LLC, the general partner of the Issuer, and each of Citigroup Global Markets Inc., Barclays Capital Inc. and RBC Capital Markets, LLC, acting as representatives of the several underwriters named therein	8-K	1.1	9/9/2019	001-35714
2.1*	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019	8-K/A	3.1	8/14/2019	001-35714
10.1	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.					X
31.10	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.20	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.20	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 3, 2020	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)