Form 10-Q
period 2020-09-30
MPLX LP
filed 2020-11-06
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

MPLX LP had 1,040,169,324 common units outstanding at October 29, 2020.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offered Rate
mbpd	Thousand barrels per day
Merger	MPLX acquisition by merger of Andeavor Logistics LP (“ANDX”) on July 30, 2019
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
Predecessor	The related assets, liabilities and results of operations of ANDX prior to the date of the Merger, July 30, 2019, effective October 1, 2018
Realized derivative gain/loss	The gain or loss recognized when a derivative matures or is settled
SEC	United States Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
Unrealized derivative gain/loss	The gain or loss recognized on a derivative due to changes in fair value prior to the instrument maturing or settling
VIE	Variable interest entity
Wholesale Exchange	The transfer to MPC of the Western wholesale distribution business, which MPLX acquired as a result of its acquisition of ANDX on July 31, 2020.

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2020	2019	2020	2019
Revenues and other income:
Service revenue	$604	$632	$1,779	$1,865
Service revenue - related parties	909	899	2,694	2,549
Service revenue - product related	41	26	102	86
Rental income	102	99	296	291
Rental income - related parties	241	293	712	904
Product sales	165	171	454	576
Product sales - related parties	37	32	100	109
Income/(loss) from equity method investments(1)	83	95	(1,012)	255
Other income	2	2	5	6
Other income - related parties	63	31	190	84
Total revenues and other income	2,247	2,280	5,320	6,725
Costs and expenses:
Cost of revenues (excludes items below)	323	407	1,006	1,099
Purchased product costs	152	129	374	489
Rental cost of sales	33	37	101	103
Rental cost of sales - related parties	32	45	119	124
Purchases - related parties	297	303	853	894
Depreciation and amortization	346	302	992	916
Impairment expense	—	—	2,165	—
General and administrative expenses	96	102	289	293
Restructuring expenses	36	—	36	—
Other taxes	33	29	94	84
Total costs and expenses	1,348	1,354	6,029	4,002
Income/(loss) from operations	899	926	(709)	2,723
Related party interest and other financial costs	—	5	4	8
Interest expense (net of amounts capitalized of $8 million, $13 million, $31 million and $36 million, respectively)	207	212	624	640
Other financial costs	17	16	49	38
Income/(loss) before income taxes	675	693	(1,386)	2,037
Provision for income taxes	1	4	1	2
Net income/(loss)	674	689	(1,387)	2,035
Less: Net income attributable to noncontrolling interests	9	8	24	20
Less: Net income attributable to Predecessor	—	52	—	401
Net income/(loss) attributable to MPLX LP	665	629	(1,411)	1,614
Less: Series A preferred unit distributions	20	20	61	61
Less: Series B preferred unit distributions	10	7	31	7
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$635	$602	$(1,503)	$1,546
Per Unit Data (See Note 6)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$0.61	$0.61	$(1.43)	$1.78
Common - diluted	$0.61	$0.61	$(1.43)	$1.78
Weighted average limited partner units outstanding:
Common - basic	1,046	974	1,054	855
Common - diluted	1,047	975	1,054	855

(1)	The nine months ended September 30, 2020 includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income/(loss)	$674	$689	$(1,387)	$2,035
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	(1)	1
Comprehensive income/(loss)	674	689	(1,388)	2,036
Less comprehensive income attributable to:
Noncontrolling interests	9	8	24	20
Income attributable to Predecessor	—	52	—	401
Comprehensive income/(loss) attributable to MPLX LP	$665	$629	$(1,412)	$1,615

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$28	$15
Receivables, net	477	593
Current assets - related parties	591	656
Inventories	117	110
Other current assets	59	110
Total current assets	1,272	1,484
Equity method investments	4,081	5,275
Property, plant and equipment, net	21,615	22,145
Intangibles, net	991	1,270
Goodwill	7,657	9,536
Right of use assets, net	323	365
Noncurrent assets - related parties	675	303
Other noncurrent assets	48	52
Total assets	36,662	40,430
Liabilities
Current liabilities:
Accounts payable	140	242
Accrued liabilities	169	187
Current liabilities - related parties	364	1,008
Accrued property, plant and equipment	121	283
Long-term debt due within one year	307	9
Accrued interest payable	207	210
Operating lease liabilities	65	66
Other current liabilities	158	127
Total current liabilities	1,531	2,132
Long-term deferred revenue	291	217
Long-term liabilities - related parties	281	290
Long-term debt	20,042	19,704
Deferred income taxes	12	12
Long-term operating lease liabilities	258	302
Deferred credits and other liabilities	184	192
Total liabilities	22,599	22,849
Commitments and contingencies (see Note 21)
Series A preferred units	968	968
Equity
Common unitholders - public (393 million and 392 million units issued and outstanding)	9,436	10,800
Common unitholder - MPC (647 million and 666 million units issued and outstanding)	2,827	4,968
Series B preferred units (.6 million and .6 million units issued and outstanding)	601	611
Accumulated other comprehensive loss	(16)	(15)
Total MPLX LP partners’ capital	12,848	16,364
Noncontrolling interests	247	249
Total equity	13,095	16,613
Total liabilities, preferred units and equity	$36,662	$40,430

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net (loss)/income	$(1,387)	$2,035
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	44	29
Depreciation and amortization	992	916
Impairment expense	2,165	—
Deferred income taxes	(1)	1
Asset retirement expenditures	—	(1)
Loss/(gain) on disposal of assets	1	(3)
Loss/(income) from equity method investments(1)	1,012	(255)
Distributions from unconsolidated affiliates	350	379
Changes in:
Current receivables	69	38
Inventories	(8)	(3)
Fair value of derivatives	1	(4)
Current accounts payable and accrued liabilities	(27)	(81)
Current assets/current liabilities - related parties	36	(148)
Right of use assets/operating lease liabilities	(2)	6
Deferred revenue	85	58
All other, net	6	23
Net cash provided by operating activities	3,336	2,990
Investing activities:
Additions to property, plant and equipment	(982)	(1,720)
Acquisitions, net of cash acquired	—	6
Disposal of assets	54	14
Investments in unconsolidated affiliates	(244)	(494)
Distributions from unconsolidated affiliates - return of capital	112	2
All other, net	—	3
Net cash used in investing activities	(1,060)	(2,189)
Financing activities:
Long-term debt - borrowings	5,990	8,674
- repayments	(5,372)	(7,423)
Related party debt - borrowings	4,870	7,708
- repayments	(5,464)	(7,583)
Debt issuance costs	(23)	(20)
Distributions to noncontrolling interests	(26)	(20)
Distributions to Series A preferred unitholders	(61)	(61)
Distributions to Series B preferred unitholders	(41)	(21)
Distributions to unitholders and general partner	(2,162)	(1,731)
Distributions to common and Series B preferred unitholders from Predecessor	—	(502)
Contributions from MPC	34	52
Contributions from noncontrolling interests	—	94
All other, net	(8)	(12)
Net cash used in financing activities	(2,263)	(845)
Net increase/(decrease) in cash, cash equivalents and restricted cash	13	(44)
Cash, cash equivalents and restricted cash at beginning of period	15	85
Cash, cash equivalents and restricted cash at end of period	$28	$41

(1)	The 2020 period includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2018	$8,336	$(1,612)	$—	$(16)	$156	$10,867	$17,731
Net income (excludes amounts attributable to preferred units)	176	307	—	—	6	180	669
Distributions to:
Unitholders	(188)	(327)	—	—	—	(261)	(776)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
MPC	—	—	—	—	—	15	15
Noncontrolling interests	—	—	—	—	94	—	94
Other	2	—	—	1	—	—	3
Balance at March 31, 2019	8,326	(1,632)	—	(15)	250	10,801	17,730
Net income (excludes amounts attributable to preferred units)	168	293	—	—	6	169	636
Distributions to:
Unitholders	(191)	(332)	—	—	—	(241)	(764)
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Contributions from:
MPC	—	—	—	—	—	13	13
Other	2	—	—	—	—	—	2
Balance at June 30, 2019	8,305	(1,671)	—	(15)	250	10,742	17,611
Net income (excludes amounts attributable to Series A preferred units)	222	380	7	—	8	52	669
Allocation of MPC's net investment at acquisition	2,983	7,199	615	—	—	(10,797)	—
Distributions to:
Unitholders	(262)	(432)	(21)	—	—	—	(715)
Noncontrolling interests	—	—	—	—	(8)	—	(8)
Contributions from:
MPC	—	292	—	—	—	3	295
Conversion of Series A preferred units	36	—	—	—	—	—	36
Other	5	(1)	—	—	—	—	4
Balance at September 30, 2019	$11,289	$5,767	$601	$(15)	$250	$—	$17,892

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2019	$10,800	$4,968	$611	$(15)	$249	$—	$16,613
Net (loss)/income (excludes amounts attributable to preferred units)	(1,022)	(1,733)	11	—	8	—	(2,736)
Distributions to:
Unitholders	(271)	(446)	(21)	—	—	—	(738)
Noncontrolling interests	—	—	—	—	(9)	—	(9)
Contributions from:
MPC	—	225	—	—	—	—	225
Other	2	—	—	(1)	—	—	1
Balance at March 31, 2020	9,509	3,014	601	(16)	248	—	13,356
Net income (excludes amounts attributable to preferred units)	229	388	10	—	7	—	634
Distributions to:
Unitholders	(270)	(458)	—	—	—	—	(728)
Noncontrolling interests	—	—	—	—	(8)	—	(8)
Contributions from:
MPC	—	6	—	—	—	—	6
Other	1	1	—	—	—	—	2
Balance at June 30, 2020	9,469	2,951	611	(16)	247	—	13,262
Net income (excludes amounts attributable to preferred units)	236	399	10	—	9	—	654
Distributions to:
Unitholders	(271)	(445)	(20)	—	—	—	(736)
Noncontrolling interests	—	—	—	—	(9)	—	(9)
Contributions from:
MPC	—	13	—	—	—	—	13
Wholesale Exchange	—	(90)	—	—	—	—	(90)
Other	2	(1)	—	—	—	—	1
Balance at September 30, 2020	$9,436	$2,827	$601	$(16)	$247	$—	$13,095

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

On July 31, 2020, MPLX completed the exchange of Western Refining Wholesale, LLC (WRW”) to Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW (the “Wholesale Exchange”). See Note 3 for additional information regarding the Wholesale Exchange. These financial statements include the results of WRSW through July 31, 2020.

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

The overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in unit price, were considered triggering events resulting in impairments of the carrying value of certain assets during the first quarter of 2020. We recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers refined and updated production forecasts in response to the current environment, which impacted their current and expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which have experienced increased volatility as noted above. The table below provides information related to the impairments recognized during the first quarter of 2020 as well as the corresponding footnote where additional information can be found. No additional events or circumstances arose during the second or third quarters of 2020 which would indicate the need for any additional impairment beyond those recognized during the first quarter.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

In relation to the Merger described above and in Note 3, ANDX’s assets, liabilities and results of operations prior to the Merger are collectively included in what we refer to as the “Predecessor” from October 1, 2018, which was the date that MPC acquired Andeavor. MPLX’s acquisition of ANDX is considered a transfer between entities under common control due to MPC’s relationship with ANDX prior to the Merger. As an entity under common control with MPC, MPLX recorded the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. For the acquiring entity, transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. Accordingly, the accompanying financial statements and related notes of MPLX LP have been retrospectively adjusted to include the historical results of ANDX beginning October 1, 2018.

MPLX’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in VIEs in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

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
We are exposed to credit losses, primarily as a result of the midstream services that we provide. We assess each customer’s ability to pay through our credit review process, which considers various factors such as external credit ratings; a review of financial statements to determine liquidity, leverage, trends and business specific risks; market information; pay history and our business strategy. We monitor our ongoing credit exposure through timely review of customer payment activity. At September 30, 2020, we reported $477 million of accounts receivable, net of allowances of $4 million.

We also adopted the following ASUs during the first nine months of 2020, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	April 1, 2020

3. Acquisitions and Dispositions

Wholesale Exchange

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with WRSW, an Arizona corporation and wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in WRW in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX as described below. Per the terms of the Redemption Agreement, MPLX redeemed 18,582,088 common units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. MPLX canceled the Redeemed Units immediately following the Wholesale Exchange. The carrying value of the net assets of WRW transferred to MPC was approximately $90 million as of July 31, 2020, resulting in $250 million being recorded to “Common Unit-holder MPC” within the Consolidated Statements of Equity, in addition to the fair value of the redeemed units. Included within the $90 million carrying value of the WRW net assets was approximately $65 million of goodwill.

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

Additionally, as a result of the Merger, each ANDX TexNew Mex Unit issued and outstanding immediately prior to the effective time of the Merger was converted into a right for WRSW, a wholly owned subsidiary of MPC, as the holder of all such units, to receive a unit representing a substantially equivalent limited partner interest in MPLX (the “MPLX TexNew Mex Units”). By virtue of the conversion, all ANDX TexNew Mex Units were cancelled and ceased to exist as of the effective time of the Merger. The MPLX TexNew Mex Units are a new class of units in MPLX substantially equivalent to the ANDX TexNew Mex Units, including substantially equivalent rights, powers, duties and obligations that the ANDX TexNew Mex Units had immediately prior to the closing of the Merger.

As a result of the Merger, the ANDX Special Limited Partner Interest outstanding immediately prior to the effective time of the Merger was converted into a right for WRSW, as the holder of all such interest, to receive a substantially equivalent special limited partner interest in MPLX (the “MPLX Special Limited Partner Interest”). By virtue of the conversion, the ANDX Special Limited Partner Interest was cancelled and ceased to exist as of the effective time of the Merger. For information on ANDX’s preferred units, please see Note 7.

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

MPC accounted for its October 1, 2018 acquisition of Andeavor (through which it acquired control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019, and the results of ANDX have been incorporated into the results of MPLX as of October 1, 2018, which is the date that common control was established. As a result of MPC’s relationship with both MPLX and ANDX, the Merger has been treated as a common control transaction, which requires the recasting of MPLX’s historical results and the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. We recognized $14 million in acquisition costs during the first nine months of 2019 related to the Merger, which are reflected in general and administrative expenses. For the three and nine months ended September 30, 2019, we recognized $612 million and $1,789 million of revenues and other income, respectively, related to ANDX. For the three and nine months ended September 30, 2019 we recognized $191 million and $539 million, respectively, of net income related to ANDX.

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	September 30,	September 30,	December 31,
(In millions, except ownership percentages)	2020	2020	2019
L&S
MarEn Bakken Company LLC(1)	25%	$469	$481
Illinois Extension Pipeline Company, L.L.C.	35%	261	265
LOOP LLC	41%	249	238
Andeavor Logistics Rio Pipeline LLC(2)	67%	195	202
Minnesota Pipe Line Company, LLC	17%	189	190
Whistler Pipeline LLC(2)	38%	184	134
Explorer Pipeline Company	25%	78	83
W2W Holdings LLC(2)(3)	50%	77	—
Wink to Webster Pipeline LLC(2)(3)	15%	—	126
Other(2)		100	55
Total L&S		1,802	1,774
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	720	1,984
Sherwood Midstream LLC(2)	50%	560	537
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	307	302
Rendezvous Gas Services, L.L.C.(2)	78%	164	170
Sherwood Midstream Holdings LLC(2)	51%	151	157
Centrahoma Processing LLC	40%	147	153
Other(2)		230	198
Total G&P		2,279	3,501
Total		$4,081	$5,275

(1)
The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.

(2)	Investments deemed to be VIEs. Some investments included within “Other” have also been deemed to be VIEs.

(3)	During the nine months ended September 30, 2020, we contributed our ownership in Wink to Webster Pipeline LLC to W2W Holdings LLC.

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

Sherwood Midstream has been deemed the primary beneficiary of Sherwood Midstream Holdings due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of September 30, 2020, MPLX has a 24.51 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2020.

During the first quarter of 2020, we recorded an other than temporary impairment for three joint ventures in which we have an interest as discussed in Note 1. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. There were no additional impairments recorded during the second or third quarters of 2020.

Summarized financial information for MPLX’s equity method investments for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30, 2020
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$132	$933	$1,065
Costs and expenses	308	405	713
Income from operations	(176)	528	352
Net income	(230)	477	247
(Loss)/income from equity method investments(1)	$(1,138)	$126	$(1,012)

(1)	Includes the impact of any basis differential amortization or accretion in addition to the impairment of $1,264 million.

	Nine Months Ended September 30, 2019
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$479	$1,116	$1,595
Costs and expenses	251	434	685
Income from operations	228	682	910
Net income	192	605	797
Income from equity method investments(1)	$89	$166	$255

(1)	Includes the impact of any basis differential amortization or accretion.

Summarized balance sheet information for MPLX’s equity method investments as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020
(In millions)	VIEs	Non-VIEs	Total
Current assets	$774	$367	$1,141
Noncurrent assets	6,398	5,024	11,422
Current liabilities	304	194	498
Noncurrent liabilities	$1,611	$857	$2,468

	December 31, 2019
(In millions)	VIEs	Non-VIEs	Total
Current assets	$534	$330	$864
Noncurrent assets	5,862	5,134	10,996
Current liabilities	192	245	437
Noncurrent liabilities	$305	$822	$1,127

As of September 30, 2020, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $58 million. At December 31, 2019, the carrying value of MPLX’s equity method investments in the G&P segment exceeded the underlying net assets of its investees by approximately $1.0 billion. As of September 30, 2020 and December 31, 2019, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $331 million and $329 million, respectively. At September 30, 2020 and December 31, 2019, the G&P basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $31 million and $498 million of excess related to goodwill, respectively. At September 30, 2020 and December 31, 2019, the L&S basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $167 million of excess related to goodwill.

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

MPC has also been advancing certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond, which included an involuntary workforce reduction plan. The workforce reduction plan, together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During the third quarter of 2020, MPLX reimbursed MPC for $36 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions. These costs are shown on the Consolidated Statements of Income as “Restructuring expenses.”

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

(In millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Borrowings	$4,870	$8,540
Average interest rate of borrowings	2.380%	3.441%
Repayments	$5,464	$7,946
Outstanding balance at end of period(1)	$—	$594

(1)	Included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Service revenues - related parties
MPC	$908	$899	$2,692	$2,549
Other	1	—	2	—
Total Service revenue - related parties	909	899	2,694	2,549
Rental income - related parties
MPC	241	293	712	904
Product sales - related parties(1)
MPC	37	32	100	109
Other income - related parties
MPC	48	14	144	34
Other	15	17	46	50
Total Other income - related parties	$63	$31	$190	$84

(1)
There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2020, these sales totaled $107 million and $332 million, respectively. For the three and nine months ended September 30, 2019, these sales totaled $301 million and $819 million, respectively.

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

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Rental cost of sales - related parties
MPC	$32	$45	$119	$124
Purchases - related parties
MPC	293	297	840	878
Other	4	6	13	16
Total Purchase - related parties	297	303	853	894
General and administrative expenses
MPC	63	59	195	174
Restructuring expenses
MPC	$36	$—	$36	$—

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2020, these charges totaled $29 million and $80 million, respectively. For the three and nine months ended September 30, 2019, these charges totaled $48 million and $127 million, respectively.

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

(In millions)	September 30, 2020	December 31, 2019
Current assets - related parties
Receivables - MPC	$543	$621
Receivables - Other	7	22
Prepaid - MPC	11	9
Other - MPC	1	—
Lease Receivables - MPC	29	4
Total	591	656
Noncurrent assets - related parties
Long-term receivables - MPC	32	21
Right of use assets - MPC	231	232
Long-term lease receivables - MPC	390	43
Unguaranteed residual asset - MPC	22	7
Total	675	303
Current liabilities - related parties
Payables - MPC	247	911
Payables - Other	42	37
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	54	42
Deferred revenue - Project reimbursements - MPC	19	16
Deferred revenue - Project reimbursements - Other	1	1
Total	364	1,008
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	230	230
Long-term deferred revenue - Project reimbursements - MPC	45	53
Long-term deferred revenue - Project reimbursements - Other	6	7
Total	$281	$290

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to and purchases from related parties were immaterial for the nine months ended September 30, 2020 and 2019, respectively.
6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding.

Classes of participating securities for the three and nine months ended September 30, 2020 and 2019 include:

Nine Months Ended September 30,
	2020	2019
Common Units	✓	✓
Equity-based compensation awards	✓	✓
Series A preferred units	✓	✓
Series B preferred units	✓	✓

For the three and nine months ended September 30, 2020 and 2019, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2020 and 2019 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income/(loss) attributable to MPLX LP	$665	$629	$(1,411)	$1,614
Less: Distributions declared on Series A preferred units(1)	20	20	61	61
Distributions declared on Series B preferred units(1)	10	10	31	31
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)(2)	715	704	2,158	1,919
Undistributed net loss attributable to MPLX LP	$(80)	$(105)	$(3,661)	$(397)

(1)	See Note 7 for distribution information.

(2)	The three and nine months ended September 30, 2019 amounts are net of $12.5 million and $25 million, respectively, of waived distributions with respect to units held by MPC and its affiliates.

	Three Months Ended September 30, 2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$715	$20	$10	$745
Undistributed net loss attributable to MPLX LP	(80)	—	—	(80)
Net income attributable to MPLX LP(1)	$635	$20	$10	$665
Weighted average units outstanding:
Basic	1,046
Diluted	1,047
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Three Months Ended September 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$704	$20	$10	$734
Undistributed net loss attributable to MPLX LP	(105)	—	—	(105)
Net income attributable to MPLX LP(1)	$599	$20	$10	$629
Weighted average units outstanding:
Basic(2)	974
Diluted(2)	975
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.61
Diluted	$0.61

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

(2)
The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the entire three months ended September 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

	Nine Months Ended September 30, 2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$2,158	$61	$31	$2,250
Undistributed net loss attributable to MPLX LP	(3,661)	—	—	(3,661)
Net (loss)/income attributable to MPLX LP(1)	$(1,503)	$61	$31	$(1,411)
Weighted average units outstanding:
Basic	1,054
Diluted	1,054
Net income attributable to MPLX LP per limited partner unit:
Basic	$(1.43)
Diluted	$(1.43)

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Nine Months Ended September 30, 2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$1,919	$61	$31	$2,011
Undistributed net loss attributable to MPLX LP	(397)	—	—	(397)
Net income attributable to MPLX LP(1)	$1,522	$61	$31	$1,614
Weighted average units outstanding:
Basic(2)	855
Diluted(2)	855
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.78
Diluted	$1.78

(1)	Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

(2)
The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the entire nine months ended September 30, 2019. See Notes 3 and 7 for additional information about the treatment of these units.

7. Equity

The changes in the number of common units outstanding during the nine months ended September 30, 2020 are summarized below:

(In units)	Common
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	395,091
Units redeemed in Wholesale Exchange	(18,582,088)
Balance at September 30, 2020	1,040,168,474

Wholesale Exchange and Merger

In connection with the Wholesale Exchange as discussed in Note 3, 18,582,088 units were redeemed by MPC in exchange for all of the outstanding membership interests in WRW. These units were cancelled by MPLX immediately following the transaction.

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

The changes in the Series B preferred unit balance from December 31, 2019 through September 30, 2020 are summarized below. Series B preferred units are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Equity of Predecessor” for the period prior to the Merger and within “Series B preferred units” for the period following the Merger.

(In millions)	Series B Preferred Units
Balance at December 31, 2019	$611
Net income allocated	31
Distributions received by Series B preferred unitholders	(41)
Balance at September 30, 2020	$601

TexNew Mex Units - Prior to the Merger, MPC held 80,000 ANDX TexNew Mex units, representing all outstanding units. At the time of the Merger, each ANDX TexNew Mex unit was automatically converted into TexNew Mex units of MPLX with substantially the same rights and obligations as the ANDX TexNew Mex units. The TexNew Mex units represent the right to receive quarterly distribution payments in an amount calculated using the distributable cash flow generated by a particular portion of the TexNew Mex pipeline system, in excess of a base amount and adjusted for previously agreed upon stipulations and contingencies. Distributions earned by TexNew Mex units during the fourth quarter of 2019 and during the six months ended June 30, 2020 were immaterial. Distributions of $5 million were earned by TexNew Mex units during the three months ended September 30, 2020.

Cash distributions – In accordance with the MPLX partnership agreement, on October 27, 2020, MPLX declared a quarterly cash distribution for the third quarter of 2020, totaling $715 million, or $0.6875 per common unit. This rate will also be received by Series A preferred unitholders. These distributions will be paid on November 13, 2020 to common unitholders of record on November 6, 2020. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. Accordingly, MPLX made a cash distribution payment totaling $21 million to Series B unitholders on August 17, 2020.

Quarterly distributions for 2020 and 2019 are summarized below:

(Per common unit)	2020	2019
March 31,	$0.6875	$0.6575
June 30,	0.6875	0.6675
September 30,	$0.6875	$0.6775

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and nine months ended September 30, 2020 and 2019. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$715	$704	$2,158	$1,919
Series A preferred unit distributions	20	20	61	61
Series B preferred unit distributions	10	10	31	31
Total cash distributions declared	$745	$734	$2,250	$2,011

The distribution on common units for the three and nine months ended September 30, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above include second quarter distributions for MPLX common units and Series B preferred units issued to former ANDX unitholders in connection with the Merger. The distributions on common units exclude $12.5 million of waived distributions for the three months ended September 30, 2019 and $25 million of waived distributions for the nine months ended September 30, 2019.

8. Series A Preferred Units

On May 13, 2016, MPLX LP issued approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On October 27, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the third quarter of 2020. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

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

Approximately 29.6 million Series A preferred units remaining outstanding as of September 30, 2020. The changes in the redeemable preferred balance from December 31, 2019 through September 30, 2020 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2019	$968
Net income allocated	61
Distributions received by Series A preferred unitholders	(61)
Balance at September 30, 2020	$968

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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
L&S
Service revenue	$989	$976	$2,924	$2,787
Rental income	249	304	737	935
Product related revenue	9	22	49	57
Income from equity method investments	36	60	126	159
Other income	51	17	154	45
Total segment revenues and other income(1)	1,334	1,379	3,990	3,983
Segment Adjusted EBITDA(2)	893	766	2,604	1,895
Restructuring expenses	27	—	27	—
Capital expenditures	118	272	410	700
Investments in unconsolidated affiliates	4	95	132	163
G&P
Service revenue	524	555	1,549	1,627
Rental income	94	88	271	260
Product related revenue	234	207	607	714
Income/(loss) from equity method investments	47	35	(1,138)	96
Other income	14	16	41	45
Total segment revenues and other income(1)	913	901	1,330	2,742
Segment Adjusted EBITDA(2)	442	399	1,252	1,120
Restructuring expenses	9	—	9	—
Capital expenditures	131	321	375	953
Investments in unconsolidated affiliates	$18	$76	$112	$331

(1)
Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $139 million and $443 million for the three and nine months ended September 30, 2020, respectively, and $182 million and $498 million for the three and nine months ended September 30, 2019, respectively. Third party revenues for the G&P segment were $858 million and $1,181 million for the three and nine months ended September 30, 2020, respectively, and $843 million and $2,581 million for the three and nine months ended September 30, 2019, respectively.

(2)	See below for the reconciliation from Segment Adjusted EBITDA to net income.

(In millions)	September 30, 2020	December 31, 2019
Segment assets
Cash and cash equivalents	$28	$15
L&S	21,144	20,810
G&P	15,490	19,605
Total assets	$36,662	$40,430

The table below provides a reconciliation between net (loss)/income and Segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Reconciliation to Net income/(loss):
L&S Segment Adjusted EBITDA	$893	$766	$2,604	$1,895
G&P Segment Adjusted EBITDA	442	399	1,252	1,120
Total reportable segments	1,335	1,165	3,856	3,015
Depreciation and amortization(1)	(346)	(302)	(992)	(916)
Provision for income taxes	(1)	(4)	(1)	(2)
Amortization of deferred financing costs	(15)	(10)	(44)	(29)
Non-cash equity-based compensation	(4)	(5)	(12)	(17)
Impairment expense	—	—	(2,165)	—
Net interest and other financial costs	(223)	(223)	(647)	(657)
Gain on extinguishment of debt	14	—	14	—
Income/(loss) from equity method investments	83	95	(1,012)	255
Distributions/adjustments related to equity method investments	(130)	(145)	(369)	(399)
Unrealized derivative (losses)/gains(2)	(10)	11	(1)	7
Acquisition costs	—	(9)	—	(14)
Restructuring expenses	(36)	—	(36)	—
Other	(3)	(1)	(5)	(1)
Adjusted EBITDA attributable to noncontrolling interests	10	9	27	23
Adjusted EBITDA attributable to Predecessor(3)	—	108	—	770
Net income/(loss)	$674	$689	$(1,387)	$2,035

(1)
Depreciation and amortization attributable to L&S was $164 million and $440 million for the three and nine months ended September 30, 2020, respectively, and $113 million and $373 million for the three and nine months ended September 30, 2019, respectively. Depreciation and amortization attributable to G&P was $182 million and $552 million for the three and nine months ended September 30, 2020, respectively, and $189 million and $543 million for the three and nine months ended September 30, 2019, respectively.

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

(3)	The adjusted EBITDA adjustments related to Predecessor are excluded from adjusted EBITDA attributable to MPLX LP prior to the Merger.

10. Inventories

Inventories consist of the following:

(In millions)	September 30, 2020	December 31, 2019
NGLs	$3	$5
Line fill	11	10
Spare parts, materials and supplies	103	95
Total inventories	$117	$110

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	Estimated Useful Lives	September 30, 2020	December 31, 2019
L&S
Pipelines	2-51 years	$6,001	$5,572
Refining Logistics	13-40 years	2,196	2,870
Terminals	4-40 years	1,534	1,109
Marine	15-20 years	961	906
Land, building and other	1-61 years	1,576	1,817
Construction-in progress		403	660
Total L&S property, plant and equipment		12,671	12,934
G&P
Gathering and transportation	5-40 years	7,413	7,159
Processing and fractionation	10-40 years	5,944	5,545
Land, building and other	3-40 years	509	484
Construction-in-progress		382	745
Total G&P property, plant and equipment		14,248	13,933
Total property, plant and equipment		26,919	26,867
Less accumulated depreciation(1)		5,304	4,722
Property, plant and equipment, net		$21,615	$22,145

(1)	The September 30, 2020 balance includes property, plant and equipment impairment charges recorded during the first quarter of 2020 as discussed below.

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

No impairment triggers were identified in the second or third quarters of 2020; however, during the first quarter of 2020, we did identify an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group had a carrying value in excess of the fair value of its underlying assets. As a result, an impairment of $174 million was recorded to “Impairment expense” on the Consolidated Statements of Income in the first quarter of 2020. Fair value of the assets was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

12. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.

There were no events or changes in circumstances noted in the second or third quarters of 2020 which would indicate it is more likely than not that the fair value of our reporting units with goodwill is less than their carrying amount. During the first quarter of 2020, we determined that an interim impairment analysis of the goodwill recorded was necessary based on consideration of a number of first quarter events and circumstances as discussed in Note 1. Our producer customers in our Eastern G&P region reduced production forecasts and drilling activity in response to the global economic downturn. Additionally, a decline in NGL prices impacted our future revenue forecast. After performing our evaluations related to the interim impairment of goodwill during the first quarter of 2020, we recorded an impairment of $1,814 million within the Eastern G&P reporting unit, which was recorded to “Impairment expense” on the Consolidated Statements of Income. The impairment was primarily driven by additional guidance related to the slowing of drilling activity, which has reduced production growth forecasts from our producer customers. This resulted in goodwill totaling approximately $7.7 billion as of March 31, 2020 within four reporting units. The fair value of the remaining reporting units with goodwill were in excess of their carrying value by percentages ranging from 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (through which it acquired control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit was not unexpected.

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

The changes in carrying amount of goodwill were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2018	$7,234	$2,912	$10,146
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2018	7,234	2,782	10,016
Impairment losses	—	(1,197)	(1,197)
Acquisitions	488	229	717
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Wholesale Exchange (Note 3)	(65)	—	(65)
Balance as of September 30, 2020	7,657	—	7,657

Gross goodwill as of September 30, 2020	7,657	3,141	10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of September 30, 2020	$7,657	$—	$7,657

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

MPLX’s remaining intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of September 30, 2020 and December 31, 2019 is shown below:

		September 30, 2020			December 31, 2019
(In millions)	Useful Lives	Gross	Accumulated Amortization(1)(2)	Net	Gross	Accumulated Amortization	Net
L&S	6 - 8 years	$283	$(72)	$211	$283	$(45)	$238
G&P	6 - 25 years	1,288	(508)	780	1,288	(256)	1,032
		$1,571	$(580)	$991	$1,571	$(301)	$1,270

(1)	Amortization expense attributable to the G&P and L&S segments for the nine months ended September 30, 2020 was $75 million and $27 million, respectively.

(2)	Impairment charge of $177 million is included within the G&P accumulated amortization.

Estimated future amortization expense related to the intangible assets at September 30, 2020 is as follows:

(In millions)
2020	$32
2021	128
2022	128
2023	128
2024	124
Thereafter	451
Total	$991

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	September 30, 2020		December 31, 2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(61)	$—	$(60)
Total carrying value on Consolidated Balance Sheets	$—	$(61)	$—	$(60)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.46 to $0.97 per gallon with a weighted average of $0.58 per gallon and

(2) the probability of renewal of 100 percent for the first five-year term and second five-year term of the gas purchase commitment and related keep-whole processing agreement, respectively. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of September 30, 2020 or December 31, 2019.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(51)	$—	$(65)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(12)	—	9
Settlements	—	2	—	2
Fair value at end of period	—	(61)	—	(54)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$(11)	$—	$9

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(60)	$—	$(61)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(5)	—	2
Settlements	—	4	—	5
Fair value at end of period	—	(61)	—	(54)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized gains/(losses) relating to liabilities still held at end of period	$—	$(2)	$—	$5

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

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes. The fair value of the SMR liability is estimated using a discounted cash flow approach based on the contractual cash flows and MPLX’s unsecured borrowing rate. The long-term debt and SMR liability fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our debt, excluding finance leases, and SMR liability:

	September 30, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (including amounts due within one year)	$21,721	$20,455	$21,054	$19,800
SMR liability	$87	$76	$90	$80

14. Derivative Financial Instruments

As of September 30, 2020, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2020 and December 31, 2019, the estimated fair value of this contract was a liability of $61 million and $60 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2020 and December 31, 2019, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	September 30, 2020		December 31, 2019
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(4)	$—	$(5)
Other noncurrent assets / Deferred credits and other liabilities	—	(57)	—	(55)
Total	$—	$(61)	$—	$(60)

(1)	Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, see Note 13. There were no material changes to MPLX’s policy regarding the accounting for Level 2 and Level 3 instruments as previously disclosed in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2019. MPLX does not designate any of its commodity derivative positions as hedges for accounting purposes.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Purchased product costs
Realized (loss)/gain	$(2)	$(2)	$(4)	$(5)
Unrealized (loss)/gain	(10)	11	(1)	7
Purchased product costs derivative (loss)/gain	(12)	9	(5)	2

Total derivative (loss)/gain	$(12)	$9	$(5)	$2

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2020	December 31, 2019
MPLX LP:
Bank revolving credit facility	$95	$—
Term loan facility	—	1,000
Floating rate senior notes	1,000	2,000
Fixed rate senior notes	19,506	16,887
Consolidated subsidiaries:
MarkWest	23	23
ANDX	121	190
Financing lease obligations(1)	12	19
Total	20,757	20,119
Unamortized debt issuance costs	(118)	(106)
Unamortized discount/premium	(290)	(300)
Amounts due within one year	(307)	(9)
Total long-term debt due after one year	$20,042	$19,704
(1)    See Note 20 for lease information.

Credit Agreement

Effective July 30, 2019, in connection with the closing of the Merger, MPLX amended and restated its revolving credit facility (as amended, the “MPLX Credit Agreement”) to, among other things, increase borrowing capacity to up to $3.5 billion and extend its term from July 2022 to July 2024. During the nine months ended September 30, 2020, MPLX borrowed $2.995 billion under the MPLX Credit Agreement, at an average interest rate of 1.510 percent, and repaid $2.9 billion. At September 30, 2020, MPLX had $95 million in outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $3.405 billion, or 97.3 percent of the borrowing capacity.

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement which provides for a committed term loan facility for up to an aggregate of $1 billion. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). On August 18, 2020 MPLX fully repaid the $1.0 billion of outstanding borrowings on the Term Loan Agreement, which resulted in the recognition of $1 million of unamortized issuance costs, which is included on the Consolidated Statements of Income as “Other financial costs”.

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

On September 14, 2020 MPLX redeemed, at par value, all of the $1.0 billion aggregate principal amount of notes due September 2021 which resulted in the recognition of $3 million of unamortized issuance costs, which is included on the Consolidated Statements of Income as “Other financial costs”.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes expiring between 2022 and 2058 with interest rates ranging from 1.750 percent to 6.250 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

On August 18, 2020 MPLX issued $3 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030 (collectively, the “August 2020 New Senior Notes”). The August 2020 New Senior Notes were offered at a price to the public of 99.785 percent and 99.913 percent of par, respectively. Interest on each series of notes in the August 2020 New Senior Notes is payable semi-annually in arrears, commencing on March 1, 2021 for the senior notes due March 2026 and commencing on February 15, 2021 for the senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement, to repay the $1.0 billion floating rate notes due September 2021 and to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, $69 million of which was issued by ANDX. These notes were redeemed at 103.2 percent of the aggregate principal amount, which resulted in a payment of $14 million related to the note premium offset by the immediate recognition of $18 million of unamortized debt premium/discount and issuance costs, both of which are included on the Consolidated Statements of Income as “Other financial costs.” Proceeds were also used to reduce amounts outstanding under the MPLX Credit Agreement at the time and will be used to redeem the $300 million aggregate principal amount of 6.250 percent senior notes due October 15, 2022, including approximately $34 million in aggregate principal amount of senior notes issued by ANDX, in October of 2020. The 6.250 percent senior notes are included on the Consolidated Balance Sheets as “Long-term debt due within one year” at September 30, 2020.

16. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$87	$517	$604
Service revenue - related parties	902	7	909
Service revenue - product related	—	41	41
Product sales	7	158	165
Product sales - related parties	2	35	37
Total revenues from contracts with customers	$998	$758	1,756
Non-ASC 606 revenue(1)			491
Total revenues and other income			$2,247

	Three Months Ended September 30, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$95	$537	$632
Service revenue - related parties	881	18	899
Service revenue - product related	—	26	26
Product sales	14	157	171
Product sales - related parties	8	24	32
Total revenues from contracts with customers	$998	$762	1,760
Non-ASC 606 revenue(1)			520
Total revenues and other income			$2,280

	Nine Months Ended September 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$248	$1,531	$1,779
Service revenue - related parties	2,676	18	2,694
Service revenue - product related	—	102	102
Product sales	39	415	454
Product sales - related parties	10	90	100
Total revenues from contracts with customers	$2,973	$2,156	5,129
Non-ASC 606 loss(1)			191
Total revenues and other income			$5,320

	Nine Months Ended September 30, 2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$260	$1,605	$1,865
Service revenue - related parties	2,527	22	2,549
Service revenue - product related	—	86	86
Product sales	40	536	576
Product sales - related parties	17	92	109
Total revenues from contracts with customers	$2,844	$2,341	5,185
Non-ASC 606 revenue(1)			1,540
Total revenues and other income			$6,725

(1)	Non-ASC 606 Revenue includes rental income, income/(loss) from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

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

The tables below reflect the changes in our contract balances for the nine-month periods ended September 30, 2020 and 2019:

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at September 30, 2020
Contract assets	$39	$(9)	$(1)	$29
Deferred revenue	23	16	(6)	33
Deferred revenue - related parties	53	77	(60)	70
Long-term deferred revenue	90	25	—	115
Long-term deferred revenue - related parties	$55	$(7)	$—	$48

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at September 30, 2019
Contract assets	$36	$(6)	$(2)	$28
Deferred revenue	13	11	(4)	20
Deferred revenue - related parties	65	34	(50)	49
Long-term deferred revenue	56	26	—	82
Long-term deferred revenue - related parties	$52	$5	$—	$57

(1)	Balance represents ASC 606 portion of each respective line item.

(2)	No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of September 30, 2020, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $264 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 30 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2020	$461
2021	1,727
2022	1,701
2023	1,591
2024 and thereafter	5,869
Total revenue on remaining performance obligations(1),(2),(3)	$11,349

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

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$631	$648
Income taxes paid	1	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	(1)	1
Fair value of common units redeemed for Wholesale Exchange	$340	$—

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Nine Months Ended September 30,
(In millions)	2020	2019
(Decrease)/increase in capital accruals	$(197)	$(67)

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2019 through September 30, 2020.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2019(1)	$(14)	$(1)	$(15)
Other comprehensive loss - remeasurements(2)	—	(1)	(1)
Balance at September 30, 2020(1)	$(14)	$(2)	$(16)

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

19. Equity-Based Compensation

Phantom Units

The following is a summary of phantom unit award activity of MPLX LP common units for the nine months ended September 30, 2020:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2019	1,109,568	$35.97
Granted	215,677	19.31
Settled	(558,398)	37.73
Forfeited	(5,383)	35.87
Outstanding at September 30, 2020	761,464	$29.96

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

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the nine months ended September 30, 2020:

Number of Units
Outstanding at December 31, 2019	2,157,347
Granted	2,147,211
Settled	(1,169,354)
Forfeited	(31,668)
Outstanding at September 30, 2020	3,103,536

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

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$208	$70	$248	$63

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	N/A
Interest income (Sales-type lease revenue- fixed minimum)	37	—	3	N/A
Interest income (Revenue from variable lease payments)	$1	$—	$1	N/A

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$589	$199	$773	$196

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	N/A
Interest income (Sales-type lease revenue- fixed minimum)	113	—	3	N/A
Interest income (Revenue from variable lease payments)	$1	$—	$1	N/A

(1)	These amounts are presented net of executory costs.

See Note 5 for additional information on where related party lease assets are recorded in the Consolidated Balance Sheets. Third party lease assets are less than $1 million as of September 30, 2020 and are included within the “Receivables, net” and “Other noncurrent assets” captions within the Consolidated Balance Sheets.

The following is a schedule of future payments on the sales-type leases as of September 30, 2020:

(In millions)	Related Party
2020	$39
2021	157
2022	157
2023	158
2024	158
2025 and thereafter	473
Total minimum future rentals	1,142
Less: present value discount	723
Lease receivable	$419

21. Commitments and Contingencies

MPLX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which MPLX has not recorded a liability, MPLX is unable to estimate a range of possible loss because the issues involved have not been fully developed through pleadings, discovery or court proceedings. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental Matters – MPLX is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance.

At September 30, 2020 and December 31, 2019, accrued liabilities for remediation totaled $18 million and $19 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. At September 30, 2020 and December 31, 2019, there were no balances with MPC for indemnification of environmental costs.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

MPLX is also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these other lawsuits and proceedings will not, individually or collectively, have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

In connection with our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

In March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. In the D.D.C., briefing is ongoing for a renewed request for an injunction, which is expected to be completed by the end of 2020. Oral argument on the merits of the case at the Court of Appeals occurred on November 4, 2020. The pipeline remains operational.

If the pipeline is temporarily shutdown pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Other Legal Proceedings – In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. We appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue.

We continue to work towards a settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Contractual Commitments and Contingencies – At September 30, 2020, MPLX’s contractual commitments to acquire property, plant and equipment totaled $181 million. These commitments were primarily related to G&P plant expansion, terminal and pipeline projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2020, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•
the effects of the outbreak of COVID-19, including any related government policies and actions, and the adverse impact thereof on our business, financial condition, results of operations and cash flows, including our growth, operating costs, labor availability, logistical capabilities, customer demand for our services and industry demand generally, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

•	the ability of Marathon Petroleum Corporation (“MPC”) to achieve its strategic objectives and the effects of those strategic decisions on us;

•
the risk that anticipated opportunities and any other synergies from or benefits of the Andeavor Logistics LP (“ANDX”) acquisition may not be fully realized or may take longer to realize than expected, including whether the transaction will be accretive within the expected timeframe or at all;

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

•
volatility in or degradation of market and industry conditions as a result of the COVID-19 pandemic, including any related policies and actions, other infectious disease outbreaks, natural hazards, extreme weather events, or otherwise;

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended September 30, 2020 and September 30, 2019 are shown in the chart below. These results include the recast of ANDX financial information into MPLX’s financial information as a result of the Merger. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.

(1)	Q3 2019 includes Adjusted EBITDA attributable to Predecessor and portion of DCF adjustments attributable to Predecessor.

Other Highlights

RECENT DEVELOPMENTS

•
On July 31, 2020, MPLX completed the exchange of Western Refining Wholesale, LLC to Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW, valued at $340 million.

•
On August 18, 2020, MPLX issued $3 billion aggregate principal amount of new senior notes consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement, to repay the $1.0 billion floating rate notes due September 2021, to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, to reduce amounts outstanding under the MPLX Credit Agreement at the time and to redeem the $300 million aggregate principal amount of 6.250 percent senior notes due October 15, 2022 (these notes were redeemed on October 15, 2020).

•
On November 1, 2020, MPLX finalized the 2020 Terminal Services Agreement, which replaces and simplifies several existing terminal services agreements which were entered into by subsidiaries of Andeavor and Andeavor Logistics LP. The simplification is expected to have no economic impact to MPLX.

•
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date.

•	Announced a third quarter distribution rate of $0.6875 per common unit.

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

We are actively responding to the impacts that these matters are having on our business by:

•	Canceling or delaying certain capital expenditures that we had expected to make in 2020

•	Taking actions to reduce operating expenses across the business

•	Continuing to evaluate and high-grade our capital portfolio

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other adjustments as deemed necessary. MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

Management also utilizes Segment Adjusted EBITDA in evaluating the financial performance of our segments. The use of this measure allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources.

COMPARABILITY OF OUR FINANCIAL RESULTS

Our acquisitions have impacted comparability of our financial results (see Note 3 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following tables and discussion are a summary of our results of operations for the three and nine months ended September 30, 2020 and 2019, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” the most directly comparable GAAP financial measures. Prior period financial information has been retrospectively adjusted for common control transactions.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Total revenues and other income(1)	$2,247	$2,280	$(33)	$5,320	$6,725	$(1,405)
Costs and expenses:
Cost of revenues (excludes items below)	323	407	(84)	1,006	1,099	(93)
Purchased product costs	152	129	23	374	489	(115)
Rental cost of sales	33	37	(4)	101	103	(2)
Rental cost of sales - related parties	32	45	(13)	119	124	(5)
Purchases - related parties	297	303	(6)	853	894	(41)
Depreciation and amortization	346	302	44	992	916	76
Impairment expense	—	—	—	2,165	—	2,165
General and administrative expenses	96	102	(6)	289	293	(4)
Restructuring expenses	36	—	36	36	—	36
Other taxes	33	29	4	94	84	10
Total costs and expenses	1,348	1,354	(6)	6,029	4,002	2,027
Income/(loss) from operations	899	926	(27)	(709)	2,723	(3,432)
Related party interest and other financial costs	—	5	(5)	4	8	(4)
Interest expense, net of amounts capitalized	207	212	(5)	624	640	(16)
Other financial costs	17	16	1	49	38	11
Income/(loss) before income taxes	675	693	(18)	(1,386)	2,037	(3,423)
Provision for income taxes	1	4	(3)	1	2	(1)
Net income/(loss)	674	689	(15)	(1,387)	2,035	(3,422)
Less: Net income attributable to noncontrolling interests	9	8	1	24	20	4
Less: Net income attributable to Predecessor	—	52	(52)	—	401	(401)
Net income/(loss) attributable to MPLX LP	665	629	36	(1,411)	1,614	(3,025)

Adjusted EBITDA attributable to MPLX LP (excluding Predecessor results)(2)	1,335	1,165	170	3,856	3,015	841
Adjusted EBITDA attributable to MPLX LP (including Predecessor results)(3)	N/A	1,273	N/A	N/A	3,785	N/A
DCF attributable to GP and LP unitholders (including Predecessor results)(3)	$1,032	$997	$35	$3,075	$2,963	$112

(1)	The nine months ended September 30, 2020 includes impairment expense of approximately $1.3 billion related to three equity method investments.

(2)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Excludes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(3)	Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures. Includes adjusted EBITDA and DCF adjustments attributable to Predecessor.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income/(loss)	$674	$689	$(15)	$(1,387)	$2,035	$(3,422)
Provision for income taxes	1	4	(3)	1	2	(1)
Amortization of deferred financing costs	15	10	5	44	29	15
Gain on extinguishment of debt	(14)	—	(14)	(14)	—	(14)
Net interest and other financial costs	223	223	—	647	657	(10)
Income from operations	899	926	(27)	(709)	2,723	(3,432)
Depreciation and amortization	346	302	44	992	916	76
Non-cash equity-based compensation	4	5	(1)	12	17	(5)
Impairment expense	—	—	—	2,165	—	2,165
(Income)/loss from equity method investments	(83)	(95)	12	1,012	(255)	1,267
Distributions/adjustments related to equity method investments	130	145	(15)	369	399	(30)
Unrealized derivative losses/(gains)(1)	10	(11)	21	1	(7)	8
Restructuring expenses	36	—	36	36	—	36
Acquisition costs	—	9	(9)	—	14	(14)
Other	3	1	2	5	1	4
Adjusted EBITDA	1,345	1,282	63	3,883	3,808	75
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)	(27)	(23)	(4)
Adjusted EBITDA attributable to Predecessor(2)	—	(108)	108	—	(770)	770
Adjusted EBITDA attributable to MPLX LP(3)	1,335	1,165	170	3,856	3,015	841
Deferred revenue impacts	29	36	(7)	92	67	25
Net interest and other financial costs	(223)	(223)	—	(647)	(657)	10
Maintenance capital expenditures	(41)	(75)	34	(108)	(174)	66
Maintenance capital expenditures reimbursements	11	18	(7)	31	34	(3)
Equity method investment capital expenditures paid out	(5)	(8)	3	(16)	(16)	—
Restructuring expenses	(36)	—	(36)	(36)	—	(36)
Other	(3)	6	(9)	—	16	(16)
Portion of DCF adjustments attributable to Predecessor(2)	—	27	(27)	—	159	(159)
DCF	1,067	946	121	3,172	2,444	728
Preferred unit distributions	(35)	(30)	(5)	(97)	(92)	(5)
DCF attributable to GP and LP unitholders	1,032	916	116	3,075	2,352	723
Adjusted EBITDA attributable to Predecessor(2)	—	108	(108)	—	770	(770)
Portion of DCF adjustments attributable to Predecessor(2)	—	(27)	27	—	(159)	159
DCF attributable to GP and LP unitholders (including Predecessor results)	$1,032	$997	$35	$3,075	$2,963	$112

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

(3)
For the three months ended September 30, 2020, the L&S and G&P segments made up $893 million and $442 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended September 30, 2019, the L&S and G&P segments made up $766 million and $399 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2020, the L&S and G&P segments made up $2,604 million and $1,252 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2019, the L&S and G&P segments made up $1,895 million and $1,120 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Nine Months Ended September 30,
(In millions)	2020	2019	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$3,336	$2,990	$346
Changes in working capital items	(154)	134	(288)
All other, net	(6)	(23)	17
Non-cash equity-based compensation	12	17	(5)
Net (loss)/gain on disposal of assets	(1)	3	(4)
Gain on extinguishment of debt	(14)	—	(14)
Net interest and other financial costs	647	657	(10)
Current income taxes	2	1	1
Asset retirement expenditures	—	1	(1)
Unrealized derivative (gains)/losses(1)	1	(7)	8
Restructuring Expenses	36	—	36
Acquisition costs	—	14	(14)
Other adjustments to equity method investment distributions	19	20	(1)
Other	5	1	4
Adjusted EBITDA	3,883	3,808	75
Adjusted EBITDA attributable to noncontrolling interests	(27)	(23)	(4)
Adjusted EBITDA attributable to Predecessor(2)	—	(770)	770
Adjusted EBITDA attributable to MPLX LP(3)	3,856	3,015	841
Deferred revenue impacts	92	67	25
Net interest and other financial costs	(647)	(657)	10
Maintenance capital expenditures	(108)	(174)	66
Maintenance capital expenditures reimbursements	31	34	(3)
Equity method investment capital expenditures paid out	(16)	(16)	—
Restructuring Expenses	(36)	—	(36)
Other	—	16	(16)
Portion of DCF adjustments attributable to Predecessor(2)	—	159	(159)
DCF	3,172	2,444	728
Preferred unit distributions	(97)	(92)	(5)
DCF attributable to GP and LP unitholders	3,075	2,352	723
Adjusted EBITDA attributable to Predecessor(2)	—	770	(770)
Portion of DCF adjustments attributable to Predecessor(2)	—	(159)	159
DCF attributable to GP and LP unitholders (including Predecessor results)	$3,075	$2,963	$112

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

(3)
For the nine months ended September 30, 2020, the L&S and G&P segments made up $2,604 million and $1,252 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the nine months ended September 30, 2019, the L&S and G&P segments made up $1,895 million and $1,120 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Total revenues and other income decreased $33 million in the third quarter of 2020 compared to the same period of 2019. This decrease was primarily due to lower G&P fees from lower volumes in the Southwest and lower prices in the Bakken and Rockies. This was partially offset by higher G&P fees from higher volumes in the Rockies and higher prices in the Southwest, Marcellus and Southern Appalachia. There were also decreases due to the Wholesale Exchange and lower L&S pipeline, terminal and storage volumes, including decreased throughputs on our Explorer and Bakken pipeline equity method investments. These decreases were partially offset by favorable L&S rate impacts, increased volume deficiency payments and favorable impacts from increased marine equipment.

Cost of Revenues decreased $84 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to lower operating costs due to lower throughput, lower project-related spend, the Wholesale Exchange as well as other miscellaneous decreases.

Purchased product costs increased $23 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to an increase of $20 million related to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year and higher prices of $21 million in the Southwest, partially offset by lower volumes of $21 million in the Southwest.

Rental cost of sales - related parties decreased $13 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to lower operating costs due to reduced throughput as well as decreased project spend from overall cost reduction initiatives.

Purchases - related parties decreased $6 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to aligning various expenses as a result of the ANDX acquisition as well as the Wholesale Exchange.

Depreciation and amortization expense increased $44 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to write-offs of assets under construction of $27 million related to idled MPC refineries as well as property, plant and equipment placed in service in the fourth quarter of 2019 and the first nine months of 2020.

General and administrative expenses decreased $6 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to decreased employee costs from MPC as well as acquisition costs incurred in 2019.

Restructuring expenses increased $36 million in the third quarter of 2020 compared to the same period of 2019. This was due to cost cutting measures employed by MPC during the third quarter of 2020 which resulted in restructuring charges, some of which were allocated to MPLX based on impacted employees.

Net interest expense and other financial costs decreased $9 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to decreased interest on variable rate debt as a result of lower interest rates during the quarter, as well as from the repayment of debt with higher interest rates and the issuance of new senior notes at lower interest rates.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Total revenues and other income decreased $1,405 million in the first nine months of 2020 compared to the same period of 2019. This was primarily driven by our ownership in MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. Also contributing to the decrease was lower fees from lower volumes in the Southwest and Rockies, and lower prices in all of the G&P regions partially offset by increased volumes in the Marcellus. There were also decreases due to lower L&S pipeline, terminal and storage volumes, including decreased throughputs on our Explorer and Bakken pipeline equity method investments which were offset by favorable L&S rate impacts, increased volume deficiency payments and favorable impacts from increased marine equipment.

Cost of Revenues decreased $93 million in the first nine months of 2020 compared to the same period of 2019, primarily due to lower project-related costs, which include repairs, maintenance and operating costs in the L&S and G&P segments, as well as from the Wholesale Exchange.

Purchased product costs decreased $115 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to lower prices of $73 million in the Southwest and Southern Appalachia and $52 million from lower volumes in the Southwest. This was offset by an increase of $8 million due to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year.

Purchases - related parties decreased $41 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to aligning various expenses as a result of the ANDX acquisition, lower product purchases from MPC attributable to the Wholesale Exchange, lower project spend and decreased other miscellaneous costs from MPC.

Depreciation and amortization expense increased $76 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to property, plant and equipment placed in service in the fourth quarter of 2019 and the first nine months of 2020 as well as write-offs of assets under construction of $27 million related to idled MPC refineries.

Impairment expense increased $2,165 million in the first nine months of 2020 compared to the same period of 2019. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

Restructuring expenses increased $36 million in the first nine months of 2020 compared to the same period of 2019. This was due to cost cutting measures employed by MPC during the third quarter of 2020 which resulted in restructuring charges, some of which were allocated to MPLX based on impacted employees.

Other taxes increased $10 million in the first nine months of 2020 compared to the same period of 2019 primarily due to refunds and credits related to prior periods.

Net interest expense and other financial costs decreased $9 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to decreased interest on variable rate debt as a result of lower interest rates during the year, as well as from the repayment of debt with higher interest rates and the issuance of new senior notes at lower interest rates.

SEGMENT RESULTS

We classify our business in the following reportable segments: L&S and G&P. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interests; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and nine months ended September 30, 2020 and 2019. Prior period financial information has been retrospectively adjusted for common control transactions.

L&S Segment

(1)	Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Service revenue	$989	$976	$13	$2,924	$2,787	$137
Rental income	249	304	(55)	737	935	(198)
Product related revenue	9	22	(13)	49	57	(8)
Income from equity method investments	36	60	(24)	126	159	(33)
Other income	51	17	34	154	45	109
Total segment revenues and other income	1,334	1,379	(45)	3,990	3,983	7
Cost of revenues	173	262	(89)	601	707	(106)
Purchases - related parties	219	216	3	629	633	(4)
Depreciation and amortization	164	113	51	440	373	67
General and administrative expenses	55	59	(4)	159	152	7
Restructuring expenses	27	—	27	27	—	27
Other taxes	19	16	3	53	43	10
Segment income from operations	677	713	(36)	2,081	2,075	6
Depreciation and amortization	164	113	51	440	373	67
Income from equity method investments	(36)	(60)	24	(126)	(159)	33
Distributions/adjustments related to equity method investments	55	70	(15)	169	184	(15)
Restructuring expenses	27	—	27	27	—	27
Acquisition costs	—	9	(9)	—	14	(14)
Non-cash equity-based compensation	3	3	—	8	10	(2)
Other	3	1	2	5	1	4
Adjusted EBITDA attributable to Predecessor	—	(83)	83	—	(603)	603
Segment adjusted EBITDA(1)	893	766	127	2,604	1,895	709

Capital expenditures	118	272	(154)	410	700	(290)
Investments in unconsolidated affiliates	$4	$95	$(91)	$132	$163	$(31)

(1)
See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Service revenue increased $13 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to a $21 million increase due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts, a $10 million increase from additional marine equipment, an increase in volume deficiency payments, favorable price impacts and other miscellaneous items. These increases were partially offset by reduced pipeline and storage volumes and an $8 million decrease due to the Wholesale Exchange.

Rental income decreased $55 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to a decrease of $55 million due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts.

Product related revenue decreased $13 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to the Wholesale Exchange.

Income from equity method investments decreased $24 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to decreased throughput on the Explorer and Bakken pipelines during 2020.

Other income increased $34 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts.

Cost of revenues decreased $89 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to lower operating costs due to lower throughput, lower project-related spend, the Wholesale Exchange as well as other miscellaneous expense decreases.

Depreciation and amortization increased $51 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to write-offs of assets under construction of $27 million related to idled MPC refineries as well as property, plant and equipment placed in service in the fourth quarter of 2019 and the first nine months of 2020.

Restructuring expenses increased $27 million in the third quarter of 2020 compared to the same period of 2019. This was due to cost cutting measures employed by MPC during the third quarter of 2020 which resulted in restructuring charges, some of which were allocated to MPLX based on impacted employees.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Service revenue increased $137 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to a $104 million increase due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts and a $35 million increase from additional marine equipment. There were also increases related to volume deficiency payments and favorable price impacts partially offset by unfavorable volume impacts and an $8 million decrease due to the Wholesale Exchange.

Rental income decreased $198 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to a decrease of $214 million due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts. The decrease was partially offset by increased terminal storage revenue as well as other miscellaneous increases.

Product related revenue decreased $8 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to the Wholesale Exchange.

Income from equity method investments decreased $33 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to decreased throughput on the Explorer and Bakken pipelines during 2020.

Other income increased $109 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts.

Cost of revenues decreased $106 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to lower operating costs due to lower throughput, lower project-related spend, a decrease of $7 million from the Wholesale Exchange as well as other miscellaneous expense decreases.

Depreciation and amortization increased $67 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to property, plant and equipment placed in service in the fourth quarter of 2019 and the first nine months of 2020 as well as write-offs of assets under construction of $27 million related to idled MPC refineries.

General and administrative expenses increased $7 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to increased employee costs from MPC, partially offset by a decrease due to transaction costs incurred in 2019 related to the ANDX acquisition.

Restructuring expenses increased $27 million in the first nine months of 2020 compared to the same period of 2019. This was due to cost cutting measures employed by MPC during the third quarter of 2020 which resulted in restructuring charges, some of which were allocated to MPLX based on impacted employees.

Other taxes increased $10 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to refunds and credits related to prior periods.

G&P Segment

(1)	Includes adjusted EBITDA attributable to Predecessor.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Service revenue	$524	$555	$(31)	$1,549	$1,627	$(78)
Rental income	94	88	6	271	260	11
Product related revenue	234	207	27	607	714	(107)
Income/(loss) from equity method investments	47	35	12	(1,138)	96	(1,234)
Other income	14	16	(2)	41	45	(4)
Total segment revenues and other income	913	901	12	1,330	2,742	(1,412)
Cost of revenues	215	227	(12)	625	619	6
Purchased product costs	152	129	23	374	489	(115)
Purchases - related parties	78	87	(9)	224	261	(37)
Depreciation and amortization	182	189	(7)	552	543	9
Impairment expense	—	—	—	2,165	—	2,165
General and administrative expenses	41	43	(2)	130	141	(11)
Restructuring expenses	9	—	9	9	—	9
Other taxes	14	13	1	41	41	—
Segment income/(loss) from operations	222	213	9	(2,790)	648	(3,438)
Depreciation and amortization	182	189	(7)	552	543	9
Impairment expense	—	—	—	2,165	—	2,165
(Income)/loss from equity method investments	(47)	(35)	(12)	1,138	(96)	1,234
Distributions/adjustments related to equity method investments	75	75	—	200	215	(15)
Restructuring expenses	9	—	9	9	—	9
Unrealized derivative losses/(gains)(1)	10	(11)	21	1	(7)	8
Non-cash equity-based compensation	1	2	(1)	4	7	(3)
Adjusted EBITDA attributable to Predecessor	—	(25)	25	—	(167)	167
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)	(27)	(23)	(4)
Segment Adjusted EBITDA(2)	442	399	43	1,252	1,120	132

Capital expenditures	131	321	(190)	375	953	(578)
Investments in unconsolidated affiliates	$18	$76	$(58)	$112	$331	$(219)

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

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Service revenue decreased $31 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to lower fees from lower volumes in the Southwest and Rockies of $22 million, a decrease from lower prices in the Bakken and Rockies of $6 million as well as other miscellaneous decreases.

Rental income increased $6 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to higher fees related to gathering contracts in the Marcellus.

Product related revenue increased $27 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to higher prices in the Southwest, Marcellus and Southern Appalachia of approximately $23 million and higher volumes in the Rockies of $21 million, partially offset by and lower volumes in the Southwest of $15 million and lower prices in the Rockies and Bakken of $11 million, as well as other miscellaneous increases.

Income from equity method investments increased $12 million in the third quarter of 2020 compared to the same period of 2019. This increase was due to lower basis differential amortization related to MarkWest Utica EMG as a result of impairments recorded in the first quarter of 2020 and an increase from the Sherwood Midstream LLC joint venture due to additional plants coming online during the second half of 2019.

Cost of revenues decreased $12 million in the third quarter of 2020 compared to the same period of 2019. This decrease is attributable to lower repairs, maintenance and operating costs in the Southwest and Marcellus.

Purchased product costs increased $23 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to an increase of $20 million related to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year and higher prices of $21 million in the Southwest, partially offset by lower volumes of $21 million in the Southwest.

Purchases - related parties decreased $9 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to aligning various expenses as a result of the ANDX acquisition.

Depreciation and amortization decreased $7 million in the third quarter of 2020 compared to the same period of 2019. This was primarily due to the impairment of intangible assets and property, plant and equipment during the first quarter of 2020 which has resulted in less depreciation expense in the current period when compared to prior periods.

Restructuring expenses increased $9 million in the third quarter of 2020 compared to the same period of 2019. This was due to cost cutting measures employed by MPC during the third quarter of 2020 which resulted in restructuring charges, some of which were allocated to MPLX based on impacted employees.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Service revenue decreased $78 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to lower fees from lower volumes in the Rockies and Southwest of $40 million as well as other miscellaneous decreases.

Rental income increased $11 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to higher fees related to gathering contracts in the Marcellus.

Product related revenue decreased $107 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to lower prices in all of the G&P regions of approximately $154 million and lower volumes of $42 million in the Southwest. This was partially offset by $42 million of volume increases in the Marcellus, Rockies and the Javelina plant in the Southwest (this plant experienced downtime for maintenance in 2019), as well as other miscellaneous increases.

Income from equity method investments decreased $1,234 million in the first nine months of 2020 compared to the same period of 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. This was partially offset by an increase in the Sherwood Midstream LLC joint venture due to additional plants coming online during the second half of 2019.

Cost of revenues increased $6 million in the first nine months of 2020 compared to the same period of 2019. The majority of the increase is attributable to aligning various expenses as a result of the ANDX acquisition offset by lower repairs, maintenance and operating costs in the Southwest, Southern Appalachia and Marcellus.

Purchased product costs decreased $115 million in the first nine months of 2020 compared to the same period of 2019. This was primarily due to lower prices of $73 million in the Southwest and Southern Appalachia and $52 million from lower volumes in the Southwest. This was offset by an increase of $8 million due to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year.

Purchases - related parties decreased $37 million in the first nine months of 2020 compared to the same period of 2019. This decrease is primarily attributable to aligning various expenses as a result of the ANDX acquisition.

Depreciation and amortization increased $9 million in the first nine months of 2020 compared to the same period of 2019 primarily due to property, plant and equipment placed in service in the fourth quarter of 2019 and the first nine months of 2020 partially offset by the impairment of intangible assets and property, plant and equipment during the first quarter of 2020 which has resulted in less depreciation expense in the current period when compared to prior periods.

Impairment expense increased $2,165 million in the first nine months of 2020 compared to the same period of 2019. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

General and administrative expenses decreased $11 million in the first nine months of 2020 compared to the same period of 2019 due to lower employee related costs.

Restructuring expenses increased $9 million in the first nine months of 2020 compared to the same period of 2019. This was due to cost cutting measures employed by MPC during the third quarter of 2020 which resulted in restructuring charges, some of which were allocated to MPLX based on impacted employees.

SEASONALITY

The volume of crude oil and refined products transported and stored utilizing our assets is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Many effects of seasonality on the L&S segment’s revenues are mitigated through the use of our fee-based transportation and storage services agreements with MPC that include minimum volume commitments.

Our G&P segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors including variations in weather patterns from year to year. We are able to manage the seasonality impacts through the execution of our marketing strategy and via our storage capabilities. Overall, our exposure to seasonality fluctuations is minimal.

OPERATING DATA(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,077	3,367	3,007	3,240
Product pipelines	1,613	1,859	1,701	1,875
Total pipelines	4,690	5,226	4,708	5,115

Average tariff rates ($ per barrel)(2)
Crude oil pipelines	$0.96	$0.97	$0.96	$0.94
Product pipelines	0.85	0.77	0.82	0.73
Total pipelines	$0.93	$0.90	$0.91	$0.86

Terminal throughput (mbpd)	2,701	3,292	2,696	3,267

Marine Assets (number in operation)(3)
Barges	301	264	301	264
Towboats	23	23	23	23

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	MPLX LP(4)	MPLX LP Operated(5)	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,312	1,312	1,271	1,271
Utica Operations	—	1,816	—	2,381
Southwest Operations	1,413	1,479	1,653	1,653
Bakken Operations	130	130	149	149
Rockies Operations	481	659	627	827
Total gathering throughput	3,336	5,396	3,700	6,281

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,222	5,706	4,264	5,300
Utica Operations	—	530	—	866
Southwest Operations	1,377	1,439	1,667	1,667
Southern Appalachian Operations	227	227	254	254
Bakken Operations	129	129	149	149
Rockies Operations	481	481	568	568
Total natural gas processed	6,436	8,512	6,902	8,804

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	477	477	433	433
Utica Operations(6)	—	30	—	49
Southwest Operations	21	21	19	19
Southern Appalachian Operations(7)	11	11	13	13
Bakken Operations	25	25	29	29
Rockies Operations	3	3	4	4
Total C2 + NGLs fractionated(8)	537	567	498	547

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	MPLX LP(4)	MPLX LP Operated(5)	MPLX LP(4)	MPLX LP Operated(5)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,372	1,372	1,273	1,273
Utica Operations	—	1,840	—	2,186
Southwest Operations	1,445	1,491	1,618	1,618
Bakken Operations	137	137	149	149
Rockies Operations	523	706	639	835
Total gathering throughput	3,477	5,546	3,679	6,061

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,177	5,582	4,211	5,218
Utica Operations	—	587	—	835
Southwest Operations	1,479	1,543	1,608	1,608
Southern Appalachian Operations	231	231	244	244
Bakken Operations	137	137	149	149
Rockies Operations	512	512	575	575
Total natural gas processed	6,536	8,592	6,787	8,629

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(6)	466	466	431	431
Utica Operations(6)	—	32	—	45
Southwest Operations	16	16	13	13
Southern Appalachian Operations(7)	12	12	12	12
Bakken Operations	25	25	22	22
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(8)	523	555	482	527

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.13	$2.33	$1.92	$2.57
C2 + NGL Pricing ($ per gallon)(9)	$0.45	$0.44	$0.40	$0.53

(1)	Operating data is inclusive of operating data for ANDX.

(2)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(3)	Represents total at end of period.

(4)	This column represents operating data for entities that have been consolidated into the MPLX financial statements.

(5)	This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.

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

(8)
Purity ethane makes up approximately 193 mbpd and 182 mbpd of total MPLX Operated, fractionated products for the three months ended September 30, 2020 and 2019, respectively, and approximately 192 mbpd and 189 mbpd of total fractionated products for the nine months ended September 30, 2020 and 2019, respectively. Purity ethane makes up approximately 188 mbpd and 172 mbpd of total MPLX LP consolidated, fractionated products for the three months ended September 30, 2020 and 2019, respectively, and approximately 186 mbpd and 179 mbpd of total fractionated products for the nine months ended September 30, 2020 and 2019, respectively.

(9)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents were $28 million at September 30, 2020 and $15 million at December 31, 2019. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$3,336	$2,990
Investing activities	(1,060)	(2,189)
Financing activities	(2,263)	(845)
Total	$13	$(44)

Net cash provided by operating activities increased $346 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due net income adjusted for non-cash items.

Net cash used in investing activities decreased $1,129 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to decreased spending related to the capital budget, a return of capital from our investments in Wink to Webster and Whistler and decreased contributions to equity method investments.

Financing activities were a $2,263 million use of cash in the first nine months of 2020 compared to an $845 million use of cash in the first nine months of 2019. The primary reason for the increase in the use of cash was due to lower net borrowings in the current year for third party obligations as well as net repayments on the MPC Loan Agreement in the current year compared to net borrowing in the prior year.

Debt and Liquidity Overview

On August 18, 2020, MPLX issued $3 billion aggregate principal amount of new senior notes consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement, to repay the $1.0 billion floating rate notes due September 2021, to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, to reduce amounts outstanding under the MPLX Credit Agreement at the time and to redeem the $300 million aggregate principal amount of 6.250 percent senior notes due October 15, 2022 (these notes were redeemed on October 15, 2020).

Our outstanding borrowings at September 30, 2020 consist of the following:

(In millions)	September 30, 2020	December 31, 2019
MPLX LP:
Bank revolving credit facility	$95	$—
Term loan facility	—	1,000
Floating rate senior notes	1,000	2,000
Fixed rate senior notes	19,506	16,887
Consolidated subsidiaries:
MarkWest	23	23
ANDX	121	190
Financing lease obligations	12	19
Total	20,757	20,119
Unamortized debt issuance costs	(118)	(106)
Unamortized discount/premium	(290)	(300)
Amounts due within one year	(307)	(9)
Total long-term debt due after one year	$20,042	$19,704

Our intention is to maintain an investment grade credit profile. As of September 30, 2020, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement and Term Loan Agreement contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2020, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.9 to 1.0.

The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings could, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement and may limit our ability to obtain future financing, including refinancing existing indebtedness.

Our liquidity totaled $4.9 billion at September 30, 2020 consisting of:

	September 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$(95)	$3,405
MPC Loan Agreement	1,500	—	1,500
Total liquidity	$5,000	$(95)	4,905
Cash and cash equivalents			28
Total liquidity			$4,933

(1)	Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.

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

Equity and Preferred Units Overview

On July 31, 2020, MPLX completed the exchange of Western Refining Wholesale, LLC to Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW, valued at $340 million.

Common units

The table below summarizes the changes in the number of units outstanding through September 30, 2020:

(In units)
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	395,091
Units redeemed in Wholesale Exchange	(18,582,088)
Balance at September 30, 2020	1,040,168,474

ATM

MPLX expects the net proceeds, if any, from sales under our ATM Program will be used for general business purposes including repayment or refinancing of debt and funding for acquisitions, working capital requirements and capital expenditures. During the nine months ended September 30, 2020, we issued no common units under our ATM program. As of September 30, 2020, $1.7 billion of common units remain available for issuance through the ATM Program.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $273 million per quarter, or $1,092 million per year, based on the number of common units outstanding at September 30, 2020. On October 27, 2020, we announced the board of directors of our general partner had declared a distribution of $0.6875 per unit that will be paid on November 13, 2020 to unitholders of record on November 6, 2020. This is consistent with the second quarter 2020 distribution of $0.6875 per unit and an increase of 1.5 percent over the third quarter 2019 distribution. This rate will also be received by Series A preferred unitholders. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. Accordingly, a cash distribution payment totaling $21 million was paid to Series B unitholders on August 17, 2020.

TexNew Mex units are entitled to receive quarterly distribution payments in an amount calculated using the distributable cash flow generated by a particular portion of the TexNew Mex pipeline system, in excess of a base amount and adjusted for previously agreed upon stipulations and contingencies. Distributions earned by TexNew Mex units during the fourth quarter of 2019 and during the six months ended June 30, 2020 were immaterial. Distributions of $5 million were earned by TexNew Mex units during the three months ended September 30, 2020.

The allocation of total quarterly cash distributions is as follows for the three and nine months ended September 30, 2020 and 2019. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2020	2019	2020	2019
Distribution declared:
Limited partner units - public	$270	$266	$810	$718
Limited partner units - MPC	445	438	1,348	1,201
Total LP distribution declared	715	704	2,158	1,919
Series A preferred units	20	20	61	61
Series B preferred units	10	10	31	31
Total distribution declared	745	734	2,250	2,011

Cash distributions declared per limited partner common unit	$0.6875	$0.6775	$2.0625	$2.0025

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

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2020	2019
Capital expenditures:
Maintenance	$108	$174
Maintenance reimbursements	(31)	(34)
Growth	677	1,479
Growth reimbursements	(2)	(17)
Total capital expenditures	752	1,602
Less: (Decrease)/increase in capital accruals	(197)	(67)
Asset retirement expenditures	—	1
Additions to property, plant and equipment, net of reimbursements(1)	949	1,668
Investments in unconsolidated affiliates	244	494
Acquisitions	—	(6)
Total capital expenditures and acquisitions	1,193	2,156
Less: Maintenance capital expenditures (including reimbursements)	77	140
Acquisitions	—	(6)
Total growth capital expenditures(2)	$1,116	$2,022

(1)
This amount is represented in the Consolidated Statements of Cash Flows as Additions to property, plant and equipment after excluding growth and maintenance reimbursements. Reimbursements are shown as Contributions from MPC within the Financing activities section of the Consolidated Statements of Cash Flows.

(2)
Amount excludes contributions from noncontrolling interests of zero and $94 million for the nine months ended September 30, 2020 and 2019, respectively, as reflected in the financing section of our statement of cash flows. Also excludes a $69 million return of capital from our Wink to Webster Pipeline joint venture in the first quarter of 2020, a $41 million return of capital from our Whistler Pipeline joint venture in the second quarter of 2020 and a $2 million return of capital from our Rio Pipeline joint venture in the third quarter of 2020. These are reflected in the investing section of our statement of cash flows for the nine months ended September 30, 2020.

Contractual Cash Obligations

As of September 30, 2020, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2020, our third-party long-term debt obligations increased by $645 million while obligations on our MPC Loan Agreement decreased by $594 million. In connection with the Wholesale Exchange, future purchase obligations decreased by approximately $7.2 billion. These commitments included fuel costs associated with the wholesale product supply agreement with MPC. There were no other material changes to these obligations outside the ordinary course of business since December 31, 2019.

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

TRANSACTIONS WITH RELATED PARTIES

At September 30, 2020, MPC owned our non-economic general partnership interest and held approximately 62 percent of our outstanding common units.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, MPC accounted for 55 percent and 54 percent of our total revenues and other income for the third quarter of 2020 and 2019, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, MPC accounted for 31 percent and 30 percent for the third quarter of 2020 and 2019, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of September 30, 2020, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2020, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

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

No impairment triggers were identified in the second or third quarters of 2020, however, during the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1 of the Notes to Consolidated Financial Statements. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group had a carrying value in excess of the fair value of its underlying assets. As a result, an impairment of $174 million of property, plant and equipment and $177 million of intangibles was recorded to “Impairment expense” on the Consolidated Statements of Income for the first quarter of 2020. Fair value of our PP&E was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.
Additionally, in order to strengthen the competitive position of MPC’s assets and in response to continued decreased demand for their products, on August 3, 2020, MPC announced their decision to indefinitely idle the Gallup and Martinez refineries and plans to evaluate possibilities to strategically reposition the Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. While no impairment was identified as a result of this announcement for MPLX, we will continue to monitor for both impairment and potential changes in useful lives of assets related to these refineries.

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

Prior to performing our goodwill impairment assessment as of March 31, 2020, MPLX had goodwill totaling approximately $9,536 million. As part of that assessment, MPLX recorded approximately $1,814 million of impairment expense in the first quarter of 2020 related to our Eastern G&P reporting unit within the G&P operating segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from our producer customers. For the remaining reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The interim impairment assessment resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations which make up this reporting unit were acquired through the merger with ANDX. MPC accounted for its October 1, 2018 acquisition of Andeavor (through which it acquired control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had had fair values exceeding carrying values of less than 20 percent. There were no events or changes in circumstances noted in the second or third quarters of 2020 which would indicate it is more likely than not that the fair value of our reporting units with goodwill is less than their carrying amount.
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
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we assessed certain of our equity method investments for impairment as a result of a number of first quarter events and circumstances as discussed in Note 1 of the Notes to Consolidated Financial Statements. As a result, we recorded an other than temporary impairment for three joint ventures in which we have an interest. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At September 30, 2020 we had $4,081 million of equity method investments recorded on the Consolidated Balance Sheets.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2020, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and nine months ended September 30, 2020 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2019.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2020 and December 31, 2019, the estimated fair value of this contract was a liability of $61 million and $60 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of September 30, 2020, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of September 30, 2020(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2020(3)
Long-term debt (including amounts due within one year)
Fixed-rate	$20,626	$1,831	N/A
Variable-rate	$1,095	$19	$24
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2020.
(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2020.

At September 30, 2020, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including our term loan, floating rate senior note and our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or term loan facilities, but may affect our results of operations and cash flows. As of September 30, 2020, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Litigation

Dakota Access Pipeline

In connection with our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, we have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. In the D.D.C., briefing is ongoing for a renewed request for an injunction, which is expected to be completed by the end of 2020. Oral argument on the merits of the case at the Court of Appeals occurred on November 4, 2020. The pipeline remains operational.

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

Tesoro High Plains Pipeline

In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. We appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue.

We continue to work towards a settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Environmental Proceedings
Gathering and Processing

As previously disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2020, we had previously reached a settlement in principle to resolve allegations relating to MPLX’s compliance at its Sarsen facility. In August 2020, we finalized a settlement with the EPA, which resolved this matter with a cash penalty of $150,025.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities

The following table sets forth a summary of our purchases during the quarter ended September 30, 2020, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Units Purchased(a)	Average Price Paid per Unit(a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
07/01/2020-07/31/2020	18,582,088	$18.30	—	$—
08/01/2020-08/31/2020	—	—	—	—
09/01/2020-09/30/2020	—	—	—	—
Total	18,582,088	18.30	—

(a)
On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with WRSW, an Arizona Corporation and wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in WRW in exchange for the redemption of MPLX common units held by WRSW. Per the terms of the Redemption Agreement, MPLX redeemed 18,582,088 common units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. MPLX canceled the Redeemed Units immediately following the Wholesale Exchange.

Item 6. Exhibits

		Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Fifth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of July 30, 2019	8-K/A	3.1	8/14/2019	001-35714
4.1	Twenty-Third Supplemental Indenture, dated as of August 18, 2020, by and between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.1	8/18/2020	001-35714
4.2	Twenty-Fourth Supplemental Indenture, dated as of August 18, 2020, by and between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	8/18/2020	001-35714
10.1	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.	10-Q	10.1	8/3/2020	001-35714
10.2	Sixth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
10.3	Amendment to Amended and Restated Transportation Services Agreement, executed as of September 10, 2020, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC					X
10.4	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Hardin Street Transportation LLC					X
10.5	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC					X

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.6	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC (Commingled)					X
10.7	Terminal Services Agreement, dated as of November 1, 2020, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto.	8-K	10.1	11/5/2020	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 6, 2020	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)