Form 10-K
period 2020-12-31
MPLX LP
filed 2021-02-26
CIK 1552000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒
The aggregate market value of common units held by non-affiliates as of June 30, 2020 was approximately $6.8 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 30, 2020. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 1,037,169,607 common units outstanding at February 12, 2021.

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

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM Program	An at-the-market program for the issuance of common units
Barrel (Bbl)	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
DOT	United States Department of Transportation
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MarkWest Merger	On December 4, 2015, a wholly-owned subsidiary of MPLX merged with MarkWest Energy Partners, L.P. (“MarkWest”)
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
mcf	One thousand cubic feet
Merger	MPLX acquisition by merger of Andeavor Logistics LP (“ANDX”) on July 30, 2019
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
Partnership Agreement	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPI	Producer Price Index
Predecessor
Collectively:
- The related assets, liabilities and results of operations of Hardin Street Transportation LLC (“HST”), Woodhaven Cavern LLC (“WHC”) and MPLX Terminals LLC (“MPLXT”) prior to the date of the acquisition, March 1, 2017, effective January 1, 2015 for HST and WHC and April 1, 2016 for MPLXT
- The related assets, liabilities and results of operations of ANDX prior to the date of the merger, July 30, 2019, effective October 1, 2018.

Realized derivative gains/losses	The gain or loss recognized when a derivative matures or is settled
SEC	United States Securities and Exchange Commission
Unrealized derivative gains/losses	The gain or loss recognized on a derivative due to changes in fair value prior to the instrument maturing or settling
USCG	United States Coast Guard
VIE	Variable interest entity
Wholesale Exchange	The transfer to MPC of the Western wholesale distribution business, which MPLX acquired as a result of its acquisition of ANDX, on July 31, 2020.

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

Forward-looking statements include, among other things, statements regarding:

•future financial and operating results;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•the amount and timing of future distributions or unit repurchases; and
•the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation.

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•general economic, political or regulatory developments, including changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, regulation or taxation and other economic and political developments;
•the magnitude and duration of the COVID-19 pandemic and its restrictions, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus;
•the ability of Marathon Petroleum Corporation (“MPC”) to achieve its strategic objectives and the effects of those strategic decisions on us;
•further impairments;
•negative capital market conditions, including an increase of the current yield on common units;
•the ability to achieve strategic and financial objectives, including with respect to distribution coverage, future distribution levels, proposed projects and completed transactions;
•the success of MPC’s portfolio optimization, including the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe, and the effects of any such divestitures on the business, financial condition, results of operations and cash flows;
•adverse changes in laws including with respect to tax and regulatory matters;
•the adequacy of capital resources and liquidity, including the availability of sufficient cash flow to pay distributions and access to debt on commercially reasonable terms, and the ability to successfully execute business plans, growth strategies and self-funding models;
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products;
•volatility in or degradation of market and industry conditions;
•changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto;
•completion of midstream infrastructure by competitors;
•disruptions due to equipment interruption or failure, including electrical shortages and power grid failures;
•the suspension, reduction or termination of MPC’s obligations under MPLX’s commercial agreements;
•modifications to financial policies, capital budgets, and earnings and distributions;

•the ability to manage disruptions in credit markets or changes to credit ratings;
•compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations or enforcement actions initiated thereunder;
•adverse results in litigation;
•the reliability of processing units and other equipment;
•the effect of restructuring or reorganization of business components;
•the potential effects of changes in tariff rates on our business, financial condition, results of operations and cash flows;
•foreign imports and exports of crude oil, refined products, natural gas and NGLs;
•changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;
•changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;
•the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;
•actions taken by our competitors, including pricing adjustments and the expansion and retirement of pipeline capacity, processing, fractionation and treating facilities in response to market conditions;
•expectations regarding joint venture arrangements and other acquisitions or divestitures of assets;
•midstream and refining industry overcapacity or under capacity;
•accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;
•acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products;
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs or other hydrocarbon-based products; and
•the other factors described in Item 1A. Risk Factors.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business

OVERVIEW

We are a diversified, large-cap master limited partnership (“MLP”) formed in 2012 by MPC (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The operation of these assets are conducted in our Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”) operating segments. Our assets are positioned throughout the United States as depicted in the map below. Our L&S segment primarily engages in the transportation, storage, distribution and marketing of crude oil, asphalt and refined petroleum products. The L&S segment also includes the operation of our inland marine business, terminals, rail facilities, storage caverns and refining logistics. Our G&P segment primarily engages in the gathering, processing and transportation of natural gas as well as the gathering, transportation, fractionation, storage and marketing of NGLs. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties provide information about our assets as of December 31, 2020:

MPLX
Owned and Part-Owned Light Product Terminal
Owned Asphalt/ Heavy Oil Terminal
Cavern
Natural Gas Processing Complex(b)
MPC Refinery
MPC Indefinitely Idled Refinery
MPC/MPLX Pipeline(a)
Refining Logistics Asset
Gathering System
Owned Marine Facility
MPC Renewable Diesel Facility
MPC Pending Renewable Diesel Facility
Note: Illustrative representation of asset map
(a) Includes MPC/MPLX owned and operated lines, MPC/MPLX interest lines operated by others and MPC/MPLX operated lines owned by others.
(b) Includes MPLX owned and operated natural gas processing complexes
As of 12/31/20

We continue to have a strategic relationship with MPC, which is a large source of our revenues. We have executed numerous long-term, fee-based agreements with minimum volume commitments with MPC which provide us with a stable and predictable revenue stream and source of cash flows. As of December 31, 2020, MPC owned our general partner and approximately 62 percent of our outstanding common units. MPC will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many crude oil and natural gas resource plays, including the Permian Basin, Marcellus Shale, Utica Shale, STACK Shale and Bakken Shale, among others.

The growth of our business has provided us with the financial flexibility to maintain an investment grade credit profile, fund our organic growth capital plan with operating cash or debt, create the opportunity to execute a unit repurchase program, and achieve excess cash flow after capital investments and distributions. We continue to evaluate opportunities to develop, expand and participate in projects which complement our existing assets in addition to evaluating non-organic growth opportunities through third-party midstream acquisitions to enhance our existing geographic footprint or expand our activities into new areas. We also assess opportunities to optimize our portfolio of assets through strategic dispositions.

2020 RESULTS

The following table summarizes the operating performance for each segment for the year ended December 31, 2020. For further discussion of our segments and a reconciliation to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.
(1)    Includes impairment expense of $1.3 billion related to three equity method investments within our G&P segment.
(2)    Includes impairment expense for goodwill, equity method investments, intangible assets and property, plant and equipment of $1.8 billion, $1.3 billion, $177 million and $174 million, respectively.

2020 ACQUISITIONS, INVESTMENTS AND OTHER HIGHLIGHTS

•On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. As of December 31, 2020, 1,473,843 common units held by the public have been repurchased and $967 million remained outstanding under the program for future repurchases.

•On August 18, 2020, MPLX issued $3 billion aggregate principal amount of new senior notes consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement, to repay the $1.0 billion aggregate principal amount of floating rate notes due September 2021, to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, to reduce amounts outstanding under the MPLX Credit Agreement at the time, and to redeem the $300 million aggregate principal amount of 6.250 percent senior notes due October 15, 2022.
•On July 31, 2020, MPLX completed the transfer of Western Refining Wholesale, LLC (“WRW”) to Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW (the “Wholesale Exchange”), valued at $340 million. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX.
•During the year, our sponsor progressed certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond, which included an involuntary workforce reduction plan. The workforce reduction plan, together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During 2020, MPLX reimbursed MPC $37 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions.
•We previously announced a goal to reduce planned capital spending for 2020 by approximately $700 million from our initial plan, which we were able to achieve.
•The outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. Although there have been some signs of economic improvement since that time, these events significantly reduced global economic activity and resulted in a decline in the demand for the midstream services we provide beginning with the first quarter of 2020. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products. We responded to the impacts that these matters had on our business by:

•Taking actions to reduce operating expenses across the business, including the deferral of certain expense projects
•Continuing to evaluate and high-grade our capital portfolio

During the first quarter of 2020, the overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in unit price, were considered triggering events resulting in impairments of the carrying value of certain assets. We recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers refined and updated production forecasts in response to the current environment, which impacted their current and expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which have experienced increased volatility as noted above.
•On March 18, 2020, MPC announced the unanimous decision of its board of directors to maintain MPC’s current midstream structure, with MPC remaining the general partner of MPLX. This was a result of a comprehensive evaluation by a special committee formed by MPC’s board of directors, which included extensive input from multiple external advisors and significant feedback from investors.

RECENT DEVELOPMENTS

•In line with previously announced efforts around portfolio optimization, the company closed on the sale of its Javelina plant in Corpus Christi, Texas, on February 12, 2021.
•On January 28, 2021, we announced the board of directors of our general partner had declared a distribution of $0.6875 per common unit that was paid on February 12, 2021 to common unitholders of record on February 8, 2021.
•On December 29, 2020, MPLX announced the redemption of all the $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by Andeavor Logistics LP and Tesoro Logistics Finance Corp. The notes were redeemed on January 15, 2021 at a price equal to 102.625 percent of the principal amount.

BUSINESS STRATEGIES

Enhance Cash Flow Stability: We are focused on growing our fee-based services through long-term contracts which provide through-cycle cash flow stability. Planned investments in long-haul pipelines are expected to connect supply to demand markets while adding a source of stable cash flow to the company and expanding our export capabilities to enhance our ability to meet significant growing market needs both domestically and globally.

Continued Capital Discipline and Focus on Lowering Cost Structure: We are focused on lowering our overall cost structure and being disciplined in capital allocation. This means lowering our costs in all aspects of our business and challenging ourselves to be disciplined in every expense dollar we spend across our organization. We look to high-grade our portfolio of investment opportunities to ensure efficient deployment of capital focusing on projects with the highest returns.

Generate Excess Cash: We maintain our goal to achieve excess free cash flow, net of both capital investments and distributions, for 2021. We expect to achieve this through a combination of continued earnings growth and capital discipline. We believe generating excess cash flow will broaden our value-creation options for our unit holders and enhance our long-term financial flexibility.

Maintain Safe and Reliable Operations: We believe that providing safe, reliable and efficient services is a key component in generating stable cash flows. We are committed to maintaining and improving the safety, reliability and efficiency of our operations. Our intent is to continue promoting high standards for safety and environmental stewardship.

Commitment to Corporate Social Responsibility: We look forward to continuing our ESG journey and our commitment to stakeholder engagement with our people, business partners, customers, and communities.

ORGANIZATIONAL STRUCTURE

The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 12, 2021.

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

INDUSTRY OVERVIEW

As of December 31, 2020, our diversified services in the midstream sector are across the hydrocarbon value chain. The types of services provided by the midstream sector, broken down by our segments, are as follows:

L&S:

The midstream sector plays a crucial role in the oil and gas industry by providing transportation, storage and marketing services across the hydrocarbon value chain as depicted below.

Crude oil is the primary raw material for transportation fuels and the basis for many products, including plastics, petrochemicals and heating oil for homes. Pipelines bring advantaged North American crude oil from the upper Great Plains, Louisiana, Texas, Canada and West Coast to numerous refineries throughout the United States. Terminals provide for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products via pipeline, rail, marine and over-the-road modes of transportation. This network of logistics infrastructure also allows for export opportunities by connecting supply to global demand markets. The hydrocarbon market is often volatile and the ability to take advantage of fast-moving market conditions is enhanced by the ability to store crude oil and other hydrocarbon-based products at tank farms, caverns, and tanks at refineries and terminals. The ability to store both crude and refined petroleum products provides flexibility and logistics optionality which allows participants within the industry to take advantage of changing market conditions.
G&P:

The midstream natural gas industry is the link between the exploration for, and production of, natural gas and the delivery of its hydrocarbon components to end-use markets. The components of this value chain are graphically depicted and further described below:

•Gathering. The natural gas production process begins with the drilling of wells into gas-bearing rock formations. At the initial stages of the midstream value chain, a network of pipelines known as gathering systems directly connect to wellheads in the production area. These gathering systems then transport raw, or untreated, natural gas to a central location for treating and processing.
•Processing. Natural gas has a widely varying composition depending on the field, formation reservoir or facility from which it is produced. Processing removes the heavier and more valuable hydrocarbon components, which are extracted as a mixed NGL stream that includes ethane, propane, butanes and natural gasoline (also referred to as “y-grade”). Processing aids in allowing the residue gas remaining after extraction of NGLs to meet the quality specifications for long-haul pipeline transportation and commercial use.
•Fractionation. Fractionation is the separation of the mixture of extracted NGLs into individual components for end-use sale. Fractionation systems typically exist either as an integral part of a gas processing plant or as a central fractionator.
•Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas is delivered to downstream transmission pipelines and NGL components are stored, transported and marketed to end-use markets.

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

OUR RELATIONSHIP WITH MPC

One of our competitive strengths is our strategic relationship with MPC, which is the largest crude oil refiner in the United States in terms of refining capacity. MPC owns and operates 13 refineries in the West Coast, Gulf Coast and Mid-Continent regions of the United States and distributes refined products through transportation, storage, distribution and marketing services provided by its midstream segment, which primarily consists of MPLX. MPLX, through its fuels distribution services, distributes refined products under the Marathon brand through an extensive network of retail locations owned or operated by independent entrepreneurs across the United States.

MPC retains a significant interest in us through its non-economic ownership of our general partner and holding approximately 62 percent of the outstanding common units of MPLX as of December 31, 2020. Given MPC’s significant interest in us, we believe MPC will promote and support the successful execution of our business strategies.

OUR OPERATING SEGMENTS

We conduct our operations in two segments, which include L&S and G&P. As of December 31, 2020, our assets and operations in each of these segments are described below.

L&S:

The L&S segment includes transportation, storage and marketing of crude oil, refined products and other hydrocarbon-based products. These assets consist of a network of wholly and jointly-owned common carrier crude oil and refined product pipelines and associated storage assets, terminals, storage caverns, tank farm assets including rail and truck racks, an inland marine business, an export terminal and a fuels distribution business. Our pipeline network includes pipelines throughout the continental United States and Alaska. Our storage caverns consist of butane, propane, and liquefied petroleum gas storage with locations in Neal, West Virginia; Woodhaven, Michigan; Robinson, Illinois; and Jal, New Mexico. Our terminal facilities for the receipt, storage, blending, additization, handling and redelivery of refined petroleum products are also located throughout the continental United States and Alaska. We also own tank farm assets at certain MPC refineries in addition to stand-alone tank farms. Our network of terminals and refinery assets also includes rail and truck loading lanes/racks in addition to barge docks which support the transportation of hydrocarbon products via rail, over the road or marine. Our marine business owns and operates boats and barges, including third-party chartered equipment, and includes a Marine Repair Facility (“MRF”), which is a full-service marine shipyard located on the Ohio River adjacent to MPC’s Catlettsburg, Kentucky refinery. We also have ownership in various joint-interests, including LOOP LLC, the only U.S. deep-water oil port, located offshore of Louisiana, which is used to import and export crude oil. Our fuels distribution business provides MPC with a broad range of scheduling and marketing services. For additional information related to our L&S assets, please see Item 2. Properties - Logistics and Storage. Our L&S assets are integral to the success of MPC’s operations. We continue to evaluate projects and opportunities that will further enhance our existing operations and provide valuable services to MPC and third parties. The following table summarizes projects and expansions that are expected to be completed in upcoming years.

Projects	New or expanded capacity	Expected in-service of expansion capacity
Wink to Webster Pipeline-crude oil pipeline	1,500 mbpd	2021
Whistler Pipeline-natural gas pipeline	2,000 MMcf/d	2021
NGL Takeaway System-NGL pipeline	150 mbpd	2021

We generate revenue in the L&S segment primarily by charging tariffs for crude gathering, transporting crude oil, refined products and other hydrocarbon-based products through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil and refined products at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month. Up to July 31, 2020, our wholesale business included the operations of several bulk petroleum distribution plants and a fleet of refined product delivery trucks that distribute commercial wholesale petroleum products. On July 31, 2020, this business was transferred to MPC through the Wholesale Exchange. We are also the operator of additional crude oil and refined product pipelines owned by MPC and third parties for which we are paid operating fees. For the year ended December 31, 2020, approximately 92 percent of L&S segment revenues was generated from MPC.

G&P:

We operate several natural gas gathering systems with the scope of gathering services that we provide dependent upon the producers’ need and the composition of the raw or untreated gas at our producer customers’ wellheads. For dry gas, we gather and, if necessary, treat the gas and deliver it to downstream transmission systems. For wet gas that contains heavier and more valuable hydrocarbons, we gather the gas for processing at a processing complex. Our natural gas processing complexes remove the heavier and more valuable hydrocarbon components from natural gas. This allows the residue gas remaining after extraction of the NGLs to meet the quality specifications for long-haul pipeline transportation or commercial use. The capacities of our gathering systems and processing complexes are supported by long-term, fee-based agreements with certain major producers and a number of these agreements include acreage dedications. Once natural gas has been processed at a natural gas processing complex, the heavier and more valuable hydrocarbon components, which have been extracted as a mixed NGL stream, can be further separated into their component parts through the process of fractionation. Our NGL fractionation facilities separate the mixture of extracted NGLs into individual purity product components for end-use sale. Our fractionation facilities for propane and heavier NGLs are also supported by long-term, fee-based agreements with certain major producers.
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

As production in geographic regions and market demand continues to evolve, so do our planned capital expenditures. The following table summarizes our properties that are expected to be constructed or have planned expansions in upcoming years. As of December 31, 2020, our gathering and processing assets include approximately 9.2 Bcf/d of gathering capacity, 11.8 Bcf/d of natural gas processing capacity and 911 mbpd of fractionation and stabilization capacity. For a summary of our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines see Item 2. Properties - Gathering and Processing. The following table summarizes projects and expansions that are expected to be completed in upcoming years.

Plant	Existing capacity	New or expanded capacity	Expected in-service of expansion capacity	Geographic Region
Processing (MMcf/d):
Smithburg 1 Processing Plant(1)	—	200	2021	Marcellus Operations
Preakness Processing Plant	—	200	2022	Southwest Operations
(1)    This is a Sherwood Midstream LLC (“Sherwood Midstream”) investment.

A significant portion of our business comes from a limited number of key customers. For the year ended December 31, 2020, revenues earned from two customers are significant to the segment, each accounting for approximately 17 percent of G&P operating revenues and seven percent of consolidated operating revenues, respectively.

The following table summarizes our key producer customers and attributes for each geographic region:

Region	Key Producer Customers	Volume Protection
Marcellus Operations(2)	Antero Resources,(1) Range Resources, Penn Energy, Southwestern,(1) EQT,(1) CNX, Equinor, HG Energy and others	74% of 2020 capacity contains minimum volume commitments
Utica Operations(2)	Ascent, Gulfport, Antero Resources(1) and others	27% of 2020 capacity contains minimum volume commitments
Southern Appalachia Operations	Diversified Gas & Oil(1) and others	24% of 2020 capacity contains minimum volume commitments
Southwest Operations(2)	Ovintiv Mid-Continent Inc, WSGP Gas Producing LLC, Chevron USA, Cimarex Energy Co. and others	4% of 2020 capacity contains minimum volume commitments
Bakken Operations(2)	Whiting Oil and Gas Corporation(1) and others	N/A
Rockies Operations(2)	Pinedale Energy Partners,(1) EOG Resources Inc,(1) XTO Energy Inc, (1) and others	33% of 2020 capacity contains minimum volume commitments
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

OUR L&S CONTRACTS WITH MPC AND THIRD PARTIES

Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC

Our L&S assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation, terminal and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation, terminal and storage services to MPC and, other than under our marine transportation services agreement, most of these agreements include minimum committed volumes from MPC. MPC has also committed to pay a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation services agreement. We also have a fuels distribution agreement with MPC under which we provide scheduling and other services of MPC’s products.

The following table sets forth additional information regarding our transportation, terminal, fuels distribution, and storage services agreements with MPC:

Agreement	Initiation Date	Term (years)(1)	MPC minimum commitment(2)
Transportation Services (mbpd):
Crude pipelines	Various	0-12	2,118
Refined product pipelines	Various	1-15	1,799
Marine	January 2015	6	N/A(3)
Storage Services (mbbls):
Caverns	Various	10-17	4,375
Tank Farms(4)	Various	3-10	129,268
Terminal Services(5)	Various	Various	205,759
Fuels Distribution Services (million gallons)	February 2018	10	23,449
(1)    Renewal terms on our agreements include multiple two to five-year terms for transportation services agreements, year-to-year or one to two additional five-year terms for our terminal services agreements, various renewal terms ranging from zero to 10 years for our cavern storage services agreements, various renewal terms ranging from year-to-year to multiple additional five-year terms for our tank farm storage services agreements, two additional five-year terms for our marine transportation services agreement and one additional five-year term for our Fuels Distribution Services Agreement. These renewals are automatic, unless terminated by either party.

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
(4)    Volume shown represents total shell capacity in thousands of barrels (includes refining logistics tanks).
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

Pipeline Operating Agreements with MPC

We operate various pipelines owned by MPC under operating services agreements. Under these operating services agreements, we receive an operating fee for operating the assets, which include certain MPC wholly owned or partially owned crude oil, natural gas, and refined product pipelines, and for providing various operational services with respect to those assets. We are generally reimbursed for all direct and indirect costs associated with operating the assets and providing such operational services. These agreements vary in length and automatically renew with most agreements being indexed for inflation.

Pipeline Operating Agreements with Third Parties

We maintain and operate six pipelines through our joint interests in Andeavor Logistics Rio Pipeline LLC, BANGL LLC, Capline Pipeline Company LLC, Centennial Pipeline LLC, Louisville-Lexington Operation and Muskegon Pipeline LLC. We receive an operating fee for each of these pipelines, which is subject to adjustment for inflation. In addition, we are reimbursed for specific costs associated with operating each pipeline. The length and renewal terms for each agreement vary.

Transportation and Terminal Services Agreements with Third Parties

We have multiple transportation and terminal services agreements with third parties under which we provide use of pipelines and tank storage, and provide services, facilities and other infrastructure related to the receipt, storage, throughput, blending and delivery of commodities. Some of these agreements are subject to prepaid throughput volumes under which we agree to handle a certain amount of product throughput each month in exchange for a predetermined fixed fee, with any excess throughput or ancillary services subject to additional charges. Under the remaining agreements we receive an agreed upon fee based on actual product throughput following the completion of services.

Marine Services Agreements with MPC

MPLX has a management services agreement and a loss control agreement with MPC under which it provides management and loss control services to assist MPC in the oversight and management of the marine business. MPLX receives fixed annual fees for providing the required services, which are subject to predetermined annual escalation rates. These agreements are subject to an initial terms of five years and automatically renew for one additional five-year renewal period unless terminated by either party.

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

In many cases, MPLX provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of MPLX’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. In addition, minimum volume commitments may create contract liabilities or deferred credits if current period payments can be used for future services. These are recognized into service revenue in instances where it is probable the customer will not use the credit in future periods.

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

In our G&P segment, we face competition for natural gas gathering and in obtaining natural gas supplies for our processing and related services; in obtaining unprocessed NGLs for gathering, transportation and fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering systems and gas processing plants, operating efficiency and reliability, residue gas and NGL market connectivity, the ability to obtain a satisfactory price for products recovered and the fees charged for services supplied to the customer. Competition for oil supplies is based primarily on the price and scope of services, location of gathering/transportation and storage facilities and connectivity to the best priced markets. Competitive factors affecting our fractionation services include availability of fractionation capacity, proximity to supply and industry marketing centers, the fees charged for fractionation services and operating efficiency and reliability of service. Competition for customers to purchase our natural gas and NGLs is based primarily on price, credit and market connectivity.

Our competitors include:

•natural gas midstream providers, of varying financial resources and experience, that gather, transport, process, fractionate, store and market natural gas and NGLs;
•major integrated oil companies and refineries;
•independent exploration and production companies;
•interstate and intrastate pipelines; and
•other marine and land-based transporters of natural gas and NGLs.

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

SEASONALITY

The volume of crude oil and refined products transported and stored utilizing our assets is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Any effects of seasonality on the L&S segment’s revenues will be mitigated through the use of our fee-based transportation and storage services agreements with MPC that include minimum volume commitments.

In our G&P segment we experience minimal impacts from seasonal fluctuations which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. We are able to manage the seasonality impacts through the execution of our marketing strategy and via our storage capabilities. Overall, our exposure to the seasonality fluctuations is declining due to our growth in fee-based business.

REGULATORY MATTERS

Our operations are subject to numerous laws and regulations, including those relating to the protection of the environment. Such laws and regulations include, among others, the Interstate Commerce Act (“ICA”), the Natural Gas Act (“NGA”), the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. New laws are being enacted and regulations are being adopted on a continuing basis, and the costs of compliance with such new laws and regulations are very difficult to estimate until finalized.

For a discussion of environmental capital expenditures and costs of compliance, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters and Compliance Costs. For additional information regarding regulatory risks, see Item 1A. Risk Factors.

Pipeline Regulations

Common Carrier Liquids Pipeline Operations

We have liquids pipelines that are common carriers subject to regulation by various federal, state and local agencies. FERC regulates interstate transportation on liquids pipelines under the ICA, Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that tariff rates for interstate pipelines that transport crude oil, NGLs (including purity ethane) and refined petroleum products (collectively referred to as “petroleum pipelines”), be just and reasonable and the terms and conditions of service must not be unduly discriminatory or confer any undue preference upon any shipper.

The ICA requires that interstate petroleum pipeline transportation rates and terms and conditions of service be filed with the governing agency, which is FERC, and posted publicly. Under the ICA, persons with a substantial economic interest in a petroleum pipeline’s rate or service may challenge that rate or service before FERC. FERC is authorized to investigate such challenges and may suspend the effectiveness of a newly filed rate or term or condition of service for up to seven months. A successful protest to a new rate or term of condition of service could result in a petroleum pipeline paying refunds, together with interest, for the period that the rate or term or condition of service was in effect. A successful protest could also result in FERC disallowing the rate or service. A successful complaint to an existing rate or service could result in a petroleum pipeline paying refunds, together with interest, for the period beginning two years prior to the date of the filing of the complaint until the just and reasonable rate or service was established. FERC may also investigate, upon complaint, protest, or on its own motion, newly proposed rates and terms of service, existing rates and related rules, and may order a pipeline to change them prospectively or may bar a pipeline from implementing the proposed new or changed rates or terms of service.

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

Our liquids pipelines are also subject to safety regulation by the DOT under 49 C.F.R. Part 195 for operators of hazardous liquid pipelines. In October 2019, PHMSA finalized rulemaking reviewing the scope and applicability of 49 C.F.R. Part 195, including, among other things, expansion of reporting obligations, additional inspection requirements, emergency order authority, expansion of integrity management principles and expansion of the use of leak detection systems. These changes became effective in 2020 and could have an impact upon MPLX LP and other pipeline operators. Our liquids pipelines and operations may also be or become subject to state public utility or related jurisdiction, which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of liquids gathering facilities.

FERC-Regulated Natural Gas Pipelines

Our natural gas pipeline operations are subject to federal, state and local regulatory authorities. Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services and various other matters. Natural gas companies may not charge rates that have been determined to be unjust and unreasonable, or unduly discriminatory by FERC. In addition, FERC prohibits FERC-regulated natural gas companies from unduly preferring, or unduly discriminating against, any person with respect to pipeline rates or terms and conditions of service or other matters. The rates and terms and conditions for the Hobbs Pipeline and the Arkoma Connector Pipeline can be found in their respective FERC-approved tariffs and in negotiated rate agreements entered into under those tariffs. Rendezvous Pipeline Company has authority to charge market-based rates, and its tariffs and pertinent operational information can be found on its website. Pursuant to FERC’s jurisdiction, existing rates and/or other tariff provisions may be challenged (e.g., by complaint) and rate increases proposed by the pipeline or other tariff changes may be challenged (e.g., by protest). We also cannot be assured that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules, rights of access, capacity and other issues that impact natural gas facilities. Any successful complaint or protest related to our services or facilities could have an adverse impact on our revenues.

Energy Policy Act of 2005

Under the Domenici-Barton Energy Policy Act of 2005 (“2005 EPAct”), FERC may impose civil penalties for violations of statutory and regulatory requirements. The 2005 EPAct also amends the NGA to add an anti-market manipulation provision, which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC. FERC issued Order No. 670 to implement the anti-market manipulation provision of the 2005 EPAct. This order makes it unlawful for gas pipelines and storage companies that provide interstate services to: (i) directly or indirectly, use or employ any device, scheme or artifice to defraud in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person.

Standards of Conduct

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

Intrastate Natural Gas Pipeline Regulation

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

Natural Gas Gathering Pipeline Regulation

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

On January 11, 2021, PHMSA published a Final Rule amending the gas pipeline safety regulations at 49 C.F.R. Parts 191 and 192. The effective date of the Final rule is March 12, 2021, with a deferred compliance date of October 1, 2021 for the new amendments. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated companies.

Natural Gas Processing

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

NGL Pipelines

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

Marine Transportation

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

Our marine transportation business competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. We presently meet all of the requirements of the Jones Act for our vessels. The loss of Jones Act status could have a significant negative effect on our marine transportation business. The requirements that our vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws increases the cost of United States flag vessels when compared with comparable foreign flag vessels. Our marine transportation business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens.

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

Security

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

ENVIRONMENTAL REGULATION

We believe it is likely that the scientific and political attention to greenhouse gas emissions, climate change and climate adaptation will continue, with the potential for further regulations that could affect our operations. Currently, legislative and regulatory measures to address greenhouse gas emissions are in various phases of review, discussion or implementation. Reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, (iii) capture the emissions from our facilities and (iv) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments.

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

Construction or maintenance of our plants, compressor stations, pipelines, barge dock and storage facilities may impact wetlands or other surface water bodies, which are also regulated under the CWA by the EPA, the United States Army Corps of Engineers and state water quality agencies. Regulatory requirements governing wetlands and other surface water bodies (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. We believe that we are in substantial compliance with the CWA and analogous state laws. However, there is no assurance that we will not incur material increases in our operating costs or delays in the construction or expansion of our facilities because of future developments, the implementation of new laws and regulations, the reinterpretation of existing laws and regulations, or otherwise, including, for example, increased construction activities, potential inadvertent releases arising from pursuing borings for pipelines, and earth slips due to heavy rain and/or other causes.

In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The United States Army Corps of Engineers subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. The 2021 authorization may be challenged in court or the Biden Administration may repeal or replace the 2021 authorization in a subsequent rulemaking. Repeal or replacement of the rule could impact pipeline maintenance activities.

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements. However, we may be required to incur capital expenditures in the future for installation of air pollution control equipment and encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs.

In 2015, the EPA finalized a revision to the National Ambient Air Quality Standards (“NAAQS”) for ozone. The EPA lowered the primary ozone NAAQS from 75 parts per billion to 70 parts per billion. In December 2020, the EPA published a rule maintaining this standard. Designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require nitrogen oxides and/or volatile organic compound reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various state implementation plan requirements at this time.
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

Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and it is possible that such legislation could be enacted in the future. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. In 2020, the EPA rescinded regulation of methane emissions from the oil and gas industry as originally adopted in the EPA’s 2016 New Source Performance Standards (“NSPS”), which were aimed at minimizing fugitive emissions and establishing methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. The EPA’s rescission of the methane emission regulations is being challenged in court. Further, President Biden’s Executive Order on climate change calls for the federal government to reduce methane emissions from the oil and gas industry as quickly as possible. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and natural gas produced by our exploration and production customers that, in turn, could reduce the demand for our services and thus adversely affect our cash available for distribution to our unitholders.

Under the National Environmental Policy Act, environmental assessments must be performed for certain projects, including construction of certain new pipelines. On July 16, 2020, the Council on Environmental Quality published a rule updating the regulations implementing the procedural provisions of the National Environmental Policy Act. This update rule sought to modernize and clarify environmental assessment requirements. This rule is being challenged in court and could be revisited by the new administration. It is uncertain the extent to which an environmental assessment must consider direct and indirect greenhouse gas emissions from a new project. This uncertainty can result in delay and increased costs in completing new projects.

Endangered Species Act and Migratory Bird Treaty Act Considerations

The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that may affect endangered or threatened species, including their habitats. If protected species are located in areas where we propose to construct new gathering or transportation pipelines, processing or fractionation facilities, or other infrastructure, such work could be prohibited or delayed in certain of those locations or during certain times, when our operations could result in a taking of the species or destroy or adversely modify critical habitat that has been designated for the species. We also may be obligated to develop plans to avoid potential takings of protected species and provide mitigation to offset the effects of any unavoidable impacts, the implementation of which could materially increase our operating and capital costs. Existing laws, regulations, policies and guidance relating to protected species may also be revised or reinterpreted in a manner that further increases our construction and mitigation costs or restricts our construction activities. Additionally, construction and operational activities could result in inadvertent impact to a listed species and could result in alleged takings under the ESA, exposing MPLX to civil or criminal enforcement actions and fines or penalties. The existence of threatened or endangered species in areas where we conduct operations or plan to construct pipelines or facilities may cause us to incur increased costs arising from species protection measures or could result in delays in, or prohibit, the construction of our facilities or limit our customer’s exploration and production activities, which could have an adverse impact on demand for our midstream operations.

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

Safety Matters

We are subject to oversight pursuant to the federal Occupational Safety and Health Act, as amended, as well as comparable state statutes that regulate the protection of the health and safety of workers. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

We are also subject at regulated facilities to the OSHA’s Process Safety Management and EPA’s Risk Management Program requirements, which are intended to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The application of these regulations can result in increased compliance expenditures.

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

Product Quality Standards

Refined products and other hydrocarbon-based products that we transport are generally sold by us or our customers for consumption by the public. Various federal, state and local agencies have the authority to prescribe product quality specifications for products. The EPA established sulfur specifications for natural gasoline sold as certified ethanol denaturant effective January 1, 2017. The EPA has proposed product quality specifications for natural gasoline used for blendstock in ethanol flex fuel. The EPA has also established product quality specifications related to blending gasoline with blendstocks and ethanol, which we perform at certain of our light products storage facilities. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. In addition, changes in the product quality of the products we receive on our product pipelines could reduce or eliminate our ability to blend products.

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

HUMAN CAPITAL

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

MPC believes its employees are its greatest source of strength, and the culture reflects the quality of individuals across its workforce. Its collaborative efforts to foster an inclusive environment, provide broad-based development and mentorship opportunities, recognize and reward accomplishments, and offer benefits that support the well-being of its employees and their families contribute to increased engagement and fulfilling careers. Empowering people and prioritizing accountability also are key components for developing a high-performing culture, which is critical to achieving our strategic vision.

Employee Profile

As of December 31, 2020, MPC had approximately 57,900 regular full-time and part-time roles. Excluding employees of Speedway, which is targeted to be sold in the first quarter of 2021, MPC employs approximately 18,600 people in full-time and part-time roles. Our general partner and its affiliates have approximately 5,700 full-time employees that provide services to us under our employee services agreements.

Talent Management

Executing MPC’s strategic vision requires that it attracts and retains the best talent. Recruiting and retention success requires that it effectively nurtures new employees, providing opportunities for long-term engagement and career advancement. MPC also must appropriately reward high-performers and offer competitive benefits. MPC’s Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows those groups to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. MPC values diverse perspectives in the workforce, and accordingly seeks candidates with a variety of backgrounds and experience. MPC’s primary source of full-time, entry-level new hires is its intern/co-op program. Through its university recruiters, MPC offers college students who have completed their freshman year the opportunity to participate in its hands-on programs focused in areas of finance and accounting, marketing, engineering and IT.

MPC provides a broad range of leadership training opportunities to support the development of leaders at all levels. Those programs, which are offered across the organization are a blended approach of business and leadership content, with many featuring external faculty. MPC utilizes various learning modalities, such as visual, audio, print, tactile, interactive, kinesthetic, experiential and leader-teaching-leader to address and engage different learning styles. MPC believes networking and access to executives are key leadership success factors, and MPC incorporates these opportunities into all of its programs.

Compensation and Benefits

To ensure MPC is offering competitive pay packages in its recruitment and retention efforts, it annually benchmarks compensation, including base salaries, bonus levels and equity targets. MPC’s annual bonus program is a critical component of its compensation, as it provides individual rewards for achievement against preset financial and sustainability goals, encouraging a sense of employee ownership. Employees in officer-level pay grades, as well as senior leaders and most mid-level leaders, are eligible to receive long-term equity incentive awards as part of their compensation.

MPC offers comprehensive benefits, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. MPC also provides retirement programs, life insurance, education assistance, family assistance, short-term disability and paid vacation and sick time. Following MPC’s acquisition of Andeavor, MPC enhanced several of its benefits programs. MPC increased the maximum accrual cap for vacation banks and doubled the number of college and trade school scholarships offered to the high school senior children of employees through the Marathon Petroleum Scholars Program. In addition, MPC increased its paid parental leave benefit to eight weeks for birth mothers and four weeks for nonbirth parents, including adoptive and foster parents. Both full-time and part-time employees are eligible for this benefit. Parents who both work for MPC or its affiliates are each eligible for a parental pay benefit.

Inclusion

MPC’s company-wide Diversity and Inclusion (“D&I”) program is managed by a dedicated D&I Office team and supported by leadership. The program is based on MPC’s three-pillar D&I strategy of building awareness, increasing representation and ensuring success. The strategy focuses on understanding the benefits of diverse perspectives, increasing diversity across the organization and recognizing that cultural inclusion is an ongoing process. MPC has employee networks focusing on six populations: Asian, Black, Hispanic, Veterans, Women and LGBTQ+. All networks encourage ally membership. This broad support extends also to leaders throughout MPC, with each employee network represented by two active executive sponsors. The sponsors form several counsels that meet regularly to share updates, gain alignment, build deeper connections across networks and pursue collaboration ideas. The employee networks not only provide opportunities for employees to make meaningful and supportive connections, but they also serve a significant role in MPC’s D&I strategy.

Safety

MPC is committed to safe operations to protect the health and safety of its employees, contractors and communities. MPC’s commitment to safe operations is reflected in its safety systems design, its well-maintained equipment and by learning from its incidents. Part of MPC’s effort to promote safety includes a management system based on the principles of RC14001®, the Plan-Do-Check-Act continual improvement cycle, and its Operational Excellence Management System. Together, these components of MPC’s safety management system provide it with a comprehensive approach to managing risks and preventing incidents, illnesses and fatalities. Additionally, MPC’s annual cash bonus program metrics includes several employee, process and environmental safety metrics.

The COVID-19 pandemic has underscored for MPC the importance of keeping its employees safe and healthy. In March 2020, MPC activated its Corporate Emergency Response Team to ensure a consistent and aggressive response across all facets of MPC and MPLX. The safety and health of employees, including essential personnel, were top priorities for MPC and MPLX. As part of MPC’s existing pandemic plan, MPC had a central inventory of N95 respirators, surgical masks, and nitrile gloves to supply to employees and contractors when the pandemic began. MPC implemented a number of protective measures to ensure employee and contractor safety as they continued to keep our critical operations running safely. MPC continues to monitor the situation and adapt its practices as appropriate.

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

Item 1A. Risk Factors

You should carefully consider each of the following risks and all the other information contained in this Annual Report on Form 10-K in evaluating us and our common units. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common units could decline.

Summary of Risk Factors

We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following:

•the COVID-19 pandemic;
•a significant decrease in oil and natural gas production in our areas of operation;
•challenges in accurately estimating expected production volumes of our producer customers;
•our dependence on third parties for the oil, natural gas and refined products we gather, transport and store, the natural gas and refinery off-gas we process, and the NGLs we fractionate and stabilize at our facilities;
•our ability to retain existing customers or acquire new customers;
•our ability to increase fees enough to cover costs incurred under our gathering, processing, transmission, transportation, fractionation, stabilization and storage agreements;
•unplanned maintenance of the United States (“U.S.”) inland waterway infrastructure;
•interruptions in operations at any of our facilities or those of our customers, including MPC;
•problems affecting our information technology systems;
•in our joint ventures, our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition and disputes between us and our joint venture partners;
•terrorist attacks aimed at our facilities or that impact our customers or the markets we serve;
•increases to our maintenance or repair costs;
•severe weather events and other climate conditions;
•insufficient cash from operations after the establishment of cash reserves and payment of our expenses to enable us to pay the intended quarterly distribution to our unitholders;
•our substantial debt and other financial obligations;
•changes to our credit ratings;
•increases in interest rates;
•uncertainty relating to the calculation of LIBOR and replacement reference rates;
•our exposure to the credit risks of our key customers and derivative counterparties;
•negative effects of our commodity derivative activities;
•uninsured losses;
•future costs relating to evolving environmental or other laws or regulations;
•increased regulation of hydraulic fracturing;
•climate-related and greenhouse gas emission regulation;
•societal and political pressures and other forms of opposition to the future development, transportation and use of carbon-based fuels;
•federal and tribal approvals, regulations and lawsuits relating to our facilities that are located on Native American tribal lands;
•an indemnifying third party failing to fulfill its indemnification obligations to us;
•our ability to maintain or obtain real property rights required for our business;
•the consequences resulting from foreign investment in us or our general partner exceeding certain levels;
•federal or state rate and service regulation or rate-making policies;
•costs and liabilities resulting from performance of pipeline integrity programs and related repairs;

•the Court of Chancery of the State of Delaware being, to the extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our limited partners;
•future impairments;
•difficulties in making strategic acquisitions on economically acceptable terms from MPC or third parties;
•integration risks from significant future acquisitions;
•the failure by MPC to satisfy its obligations to us, or a significant reduction in volumes transported through our facilities or stored at our storage assets;
•MPC materially suspending, reducing or terminating its obligations under its agreements with us;
•MPC’s level of indebtedness or credit ratings;
•various tax risks inherent in our master limited partnership structure, including the potential for unexpected tax liabilities for us or our unitholders, more burdensome tax filing requirements and future legislative changes to the expected tax treatment of an investment in us;
•MPC’s conflicts of interest with us, its limited duties to us and our unitholders, and its potential favoring of its interests over our interests and the interests of our unitholders;
•the requirements and restrictions arising under our Partnership Agreement, including the requirement that we distribute all of our available cash, limitations on our general partner’s duties, limited unitholder voting rights, and limited unitholder recourse in the event unitholders are dissatisfied with our operations;
•cost reimbursements and fees paid to our general partner and its affiliates, which in certain circumstances are subject to our general partner’s sole discretion;
•control of our general partner being transferred to a third party without unitholder consent;
•the issuance of additional units resulting in the dilution of limited unitholder interests, which issuances may be made without unitholder approval;
•the sale of units - and the adverse impact on the trading price of the common units which might result from such sale - by MPC of the units it holds in public or private markets, and such sales could have an adverse impact on the trading price of the common units;
•affiliates of our general partner, including MPC, competing with us, and neither our general partner nor its affiliates having any obligation to present business opportunities to us;
•our general partner having a limited call right that may require unitholders to sell common units at an undesirable time or price;
•a unitholder’s liability not being limited if a court finds that unitholder action constitutes control of our business;
•unitholders may have to repay distributions that were wrongfully distributed to them;
•the NYSE not requiring a publicly traded limited partnership like us to comply with certain of its corporate governance requirements; and
•global economic conditions.

Business and Operational Risks

The COVID-19 pandemic resulted in a significant decrease in demand for the petroleum products that we transport and store, which has had, and may continue to have, a material and adverse effect on our and our customers’ business and on general economic, financial and business conditions.

The COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity. Travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus have significantly reduced global economic activity, significantly reduced demand for the petroleum products that we transport and store, and contributed to increased market and oil price volatility.

Resurgences in COVID-19 infections could result in the imposition of new stay-at-home orders or other restrictions to slow the spread of the virus, which could further weaken demand for the petroleum products we transport and store, and could contribute to increased market and oil price volatility.

A prolonged period of economic slowdown or recession, or a protracted period of depressed prices for crude oil or refined petroleum products, could have significant and adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity or trigger additional impairments.

The ultimate extent to which the COVID-19 pandemic will continue to negatively affect us and our customers, suppliers and other counterparties will depend largely on the length and severity of the pandemic; actions taken by individuals, governments and the private sector to stem the spread of the virus; general economic conditions; and the availability, widespread distribution and use of safe and effective vaccines, all of which cannot be predicted with certainty.

A significant decrease in oil and natural gas production in our areas of operation may adversely affect our business, financial condition, results of operation and cash available for distribution.

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

We have no control over the level of drilling activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by demand, prevailing and projected energy prices, drilling costs, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Reductions in exploration or production activity in our areas of operations could lead to reduced throughput on our pipelines and utilization rates of our facilities.

Decreases in energy prices can decrease drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers deciding to limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to our facilities and adversely affect our revenues and cash available for distribution.

This impact may also be exacerbated due to the extent of our commodity-based contracts, which are more directly impacted by changes in natural gas and NGL prices than our fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, our purchase and resale of gas and NGLs in the ordinary course exposes us to significant risk of volatility in natural gas or NGL prices due to the potential difference in the time of the purchases and sales and the potential difference in the price associated with each transaction, and direct exposure may also occur naturally as a result of our production processes. The significant volatility in natural gas, NGL and oil prices could adversely impact our unit price, thereby increasing our distribution yield and cost of capital. Such impacts could adversely impact our ability to execute our long-term organic growth projects, satisfy our obligations to our customers, and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.

We may not always be able to accurately estimate expected production volumes of our producer customers; therefore, volumes we service in the future could be less than we anticipate.

We may not be able to accurately estimate expected production volumes of our producer customers. Furthermore, we may have only limited oil, natural gas, NGL or refined product supplies committed to any new facility prior to its construction. We may construct facilities to capture anticipated future growth in production or satisfy anticipated market demand which does not materialize, the facilities may not operate as planned or may not be used at all. In order to attract additional oil, natural gas, NGL or refined product supplies from a customer, we may be required to order equipment and facilities, obtain rights of way or other land rights or otherwise commence construction activities for facilities that will be required to serve such customer’s additional supplies prior to executing agreements with the customer. If such agreements are not executed, we may be unable to recover such costs and expenses. Additionally, new facilities may not be able to attract enough oil, natural gas, NGLs or refined products to achieve our expected investment return. Alternatively, oil, natural gas, NGL or refined product supplies committed to facilities under construction may be delivered prior to completion of such facilities, or we may otherwise have unexpected increases in volumes that could adversely affect our ability to expand our facilities. In such event, we may be required to temporarily utilize third-party facilities for such oil, natural gas, NGLs or refined products, which may increase our operating costs and reduce our cash available for distribution.

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

The U.S. inland waterway infrastructure is aging and planned and unplanned maintenance may adversely affect our operations.

Maintenance of the U.S. inland waterway system is vital to our marine transportation operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by approximately 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The U.S. inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, planned and unplanned maintenance may create more frequent outages, resulting in delays and additional operating expenses. Part of the costs for new construction and major rehabilitation of locks and dams is funded by marine transportation companies through taxes and the other portion is funded by general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products to our customers on a timely basis. Furthermore, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase our operating expenses.

Our operations are subject to business interruptions and casualty losses, which could materially and adversely affect our operations, financial condition, results of operations and cash flows.

Our operations are subject to business interruptions, such as unplanned maintenance, explosions, fires, pipeline releases, power outages, severe weather, labor disputes, acts of terrorism or other natural or man-made disasters. The inability to operate one or more of our facilities due to any of these events could adversely affect us. Our customers’ operations, including MPC’s refining operations, are subject to similar risks.

Explosions, fires, pipeline releases, product quality or other incidents may result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. We and our customers have experienced certain of these incidents in the past. For assets located near populated areas, the level of damage resulting from these risks could be greater. Due to the nature of our operations, certain interruptions could impact operations in other regions.

Our marine transportation business, in particular, is subject to weather conditions. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes and tsunamis on both the inland waterway systems and throughout the U.S. coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are beyond our control.

In addition, we operate in and adjacent to environmentally sensitive waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Transportation and storage of crude oil, other feedstocks and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the OPA-90 and state laws in U.S. coastal and Great Lakes states and states bordering inland waterways on which we operate. If we are unable to promptly and adequately contain any accident or discharge involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil, other feedstocks or refined products, we may be subject to substantial liability. In addition, the service providers contracted to aid us in a discharge response may be unavailable due to weather conditions, governmental regulations or other local or global events.

The construction and operation of certain of our facilities may be impacted by surface or subsurface mining operations by one or more third parties, which could adversely impact our construction activities or cause subsidence or other damage to our facilities. In such event, our construction may be prevented or delayed, or the costs and time increased, or our operations at such facilities may be impaired or interrupted, and we may not be able to recover the costs incurred for delays or to relocate or repair our facilities from such third parties.

We rely on the performance of our information technology systems, and the interruption or failure of any information technology system, including an interruption or failure due to a cybersecurity breach, could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are heavily dependent on our information technology systems (and those of our third-party business partners, whether cloud-based or hosted on proprietary servers), including our network infrastructure and cloud applications, for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personally identifiable information such as contractor, customer and investor data, and to manage or support a variety of business processes, including our pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions. Our systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, malware, power failures, cyber-attacks and other events. We also face various other cybersecurity threats from criminal hackers and employee malfeasance, including threats to gain unauthorized access to our computer network and systems or render data or systems unusable.

Our cybersecurity protections, infrastructure protection technologies, disaster recovery plans and employee training may not be sufficient to defend us against all unauthorized attempts to access our information. We have been and may in the future be subject to attempts to gain unauthorized access to our computer network and systems. To date, the impacts of prior events have not had a material adverse effect on us.

Any cybersecurity incident involving our information technology systems or those of our third-party business partners could result in theft, destruction, loss, misappropriation or release of confidential financial and other data or intellectual property; give rise to remediation or other expense; expose us to liability under federal and state laws; reduce our customers’ willingness to do business with us; disrupt the services we provide to customers; and subject us to litigation and legal liability under federal and state laws. Any of such results could have a material and adverse effect on our reputation, business, financial condition, results of operations and cash flows available for distribution to our unitholders.

Our investments in joint ventures could be adversely affected by our reliance on our joint venture partners and their financial condition, and our joint venture partners may have interests or goals that are inconsistent with ours.

We conduct some of our operations through joint ventures in which we share control over certain economic and business interests with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have an interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our reputation, business, financial condition, results of operations and cash flows.

Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

Refining, gathering and processing, pipeline and terminal infrastructure, and other energy assets, may be future targets of terrorist organizations. Any terrorist attack on our facilities, those of our customers and, in some cases, those of other energy assets, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.

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

Severe weather events and other climate conditions may adversely affect our facilities and ongoing operations.

Our facilities are subject to potential acute physical risks, such as floods, hurricane-force winds, wildfires and snowstorms, and potential chronic physical risks, such as sea-level rise or water shortages. If any such events were to occur, they could have an adverse effect on our assets and operations. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events or other climate conditions increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Financial Risks

We may not have sufficient cash from operations after the establishment of cash reserves and payment of our expenses, including cost reimbursements to MPC and its affiliates, to enable us to pay the intended quarterly distribution to our unitholders.

The amount of cash we can distribute to our common unitholders principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•the volumes of natural gas, crude oil, NGLs and refined products we gather, process, store, transport and fractionate;
•the fees and tariff rates we charge and the margins we realize for our services and sales;
•the prices of, level of production of and demand for oil, natural gas, NGLs and refined products;
•the level of our operating costs including repairs and maintenance;
•the relative prices of NGLs and crude oil, which impact the effectiveness of our hedging program; and
•prevailing economic conditions.

In addition, the actual amount of cash available for distribution may depend on other factors, some of which are beyond our control, including:

•the amount of our operating expenses and general and administrative expenses, including cost reimbursements to MPC;
•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;
•restrictions in our joint venture agreements or agreements governing our debt;
•the level and timing of capital expenditures we make, including capital expenditures incurred in connection with our enhancement projects;
•the cost of acquisitions, if any; and
•the amount of cash reserves established by our general partner in its discretion, which may increase in the future and which may in turn further reduce the amount of cash available for distribution.

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

We have significant debt obligations, which totaled $20.5 billion as of December 31, 2020. We may incur significant debt obligations in the future, including under our loan agreement with MPC. Our existing and future indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:

•We may have difficulties obtaining additional financing for working capital, capital expenditures, acquisitions, or general business purposes on favorable terms, if at all, or our cost of borrowing may increase.
•We may be at a competitive disadvantage compared to our competitors who have proportionately less debt, or we may be more vulnerable to, and have limited flexibility to respond to, competitive pressures or a downturn in our business or the economy generally.
•If our operating results are not sufficient to service our indebtedness, we may be required to reduce our distributions, reduce or delay our business activities, investments or capital expenditures, sell assets or issue equity, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders, as well as the trading price of our common units.
•The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance our operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our unitholders. Our ability to comply with these covenants may be impaired from time to time if the fluctuations in our working capital needs are not consistent with the timing for our receipt of funds from our operations.
•If we fail to comply with our debt obligations and an event of default occurs, our lenders could declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable, which may trigger defaults under our other debt instruments or other contracts. Our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make distributions at our intended levels.

Certain of our senior notes, our revolving credit facility and our loan agreement with MPC Investment have variable interest rates. As a result, future interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future prior to the applicable stated maturity.

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

The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and could cause our interest expense to increase.

A portion of our borrowing capacity and outstanding indebtedness bears interest at a variable rate based on LIBOR. The ICE Benchmark Administration Limited (“ICE”) announced that it will cease calculating and publishing all USD LIBOR tenors on June 30, 2023 and cease calculating and publishing certain USD LIBOR tenors on December 31, 2021. Further, U.K. and U.S. regulatory authorities have recently issued statements encouraging banks to cease entering into new USD LIBOR based loans as soon as possible and by no later than December 31, 2021 and to continue to transition away from USD LIBOR based loans in preparation of ICE ceasing to calculate and public LIBOR based rates on June 30, 2023. These developments may cause fluctuations in LIBOR rates and pricing of USD LIBOR based loans that are not transitioned to a new benchmark rate.

The agreements that govern our variable rate indebtedness contain customary transition and fallback provisions in contemplation of the cessation of LIBOR. Nevertheless, at this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or floating rate indebtedness. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our floating rate indebtedness to be materially different than expected and could materially adversely impact our ability to refinance such floating rate indebtedness or raise future indebtedness on a cost effective basis.

We are exposed to the credit risks of our key customers and derivative counterparties, and any material non-payment or non-performance by our key customers or derivative counterparties could reduce our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from non-payment or non-performance by our customers, which risks may increase during periods of economic uncertainty. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. This risk is further heightened during sustained periods of declines of natural gas, NGL and oil prices. To the extent any of our customers are in financial distress or commence bankruptcy proceedings, our contracts with them, including provisions relating to dedications of production, may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If a contract with a customer is altered or rejected in bankruptcy proceedings, we could lose some or all of the expected revenues associated with that contract. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. Any such material non-payment or non-performance could reduce our ability to make distributions to our unitholders.

We may incur losses and additional costs as a result of our forward-contract activities and derivative transactions.

We currently use commodity derivative instruments, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various types of risk are not effective, we may incur losses. Derivative transactions involve the risk that counterparties may be unable to satisfy their obligations to us. The risk of counterparty default is heightened in a poor economic environment. In addition, we may be required to incur additional costs in connection with future regulation of derivative instruments to the extent it is applicable to us.

We do not insure against all potential losses, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected liabilities and increased costs.

We maintain insurance coverage in amounts we believe to be prudent against many, but not all, potential liabilities arising from operating hazards. Uninsured liabilities arising from operating hazards such as explosions, fires, pipeline releases, cybersecurity breaches or other incidents involving our assets or operations, could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we also have maintained insurance coverage for physical damage and resulting business interruption to our major facilities, with significant self-insured retentions. In the future, we may not be able to maintain insurance of the types and amounts we desire at reasonable rates.

Legal and Regulatory Risks

We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental or other laws or regulations. Future environmental laws and regulations may impact our current business plans and reduce demand for our services.

Our business is subject to numerous environmental laws and regulations. These laws and regulations continue to increase in both number and complexity and affect our business. Laws and regulations expected to become more stringent relate to the following:

•the emission or discharge of materials into the environment;
•solid and hazardous waste management;
•the regulatory classification of materials currently or formerly used in our business;
•pollution prevention;
•greenhouse gas emissions;
•climate change;
•public and employee safety and health;
•permitting;
•inherently safer technology; and
•facility security.

The specific impact of laws and regulations, and their enforcement, on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas and production processes and subsequent judicial interpretation of such laws and regulations. We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs due to alleged contamination and/or exposure to chemicals or other regulated materials at or from our facilities. Such expenditures could materially and adversely affect our business, financial condition, results of operations and cash flows.

Increased regulation of hydraulic fracturing and other oil and gas production activities could result in reductions or delays in U.S. production of crude oil and natural gas, which could adversely affect our results of operations and financial condition.

While we do not conduct hydraulic fracturing operations, we do provide gathering, processing and fractionation services with respect to natural gas and natural gas liquids produced by our customers as a result of such operations. A range of federal, state and local laws and regulations currently govern or, in some cases, prohibit, hydraulic fracturing in some jurisdictions. Stricter laws, regulations and permitting processes may be enacted in the future. For example, President Biden has suspended new oil and gas permitting on public lands and properties, and has proposed modifying royalties to account for climate costs. If these or other federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing or other oil and gas production activities are enacted or expanded, such efforts could impede oil and gas production, increase producers’ cost of compliance, and result in reduced volumes available for our midstream assets to gather, process and fractionate.

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

International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, may impact the regulatory framework of states whose policies directly influence our present and future operations. Though the United States had withdrawn from the Paris Agreement, President Biden issued an executive order recommitting the United States to the Paris Agreement on January 20, 2021. President Biden also issued an Executive Order on climate change in which he announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. The Executive Order also calls for the federal government to pause oil and gas leasing on federal lands, reduce methane emissions from the oil and gas sector as quickly as possible, and requires federal permitting decisions to consider the effects of greenhouse gas emissions and climate change. In a second Executive Order, President Biden reestablished a working group to develop the social cost of carbon and the social cost of methane. The social cost of carbon and social cost of methane can be used to weigh the costs and benefits of proposed regulations. A higher social cost of carbon could support more stringent greenhouse gas emission regulation.

The scope and magnitude of the changes to U.S. climate change strategy under the Biden administration and future administrations, however, remain subject to the passage of legislation and interpretation and action of federal and state regulatory bodies; therefore, the impact to our industry and operations due to greenhouse gas regulation is unknown at this time.

Energy assets and companies are subject to increasing environmental and climate-related litigation.

Governmental and other entities in various U.S. states have filed lawsuits against coal, gas, oil and petroleum companies, including MPC, upon which we depend for a substantial portion of our business. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. Additionally, private plaintiffs and government parties have undertaken efforts to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. For example, the Dakota Access Pipeline, in which we have a minority interest, has been subject to litigation in which plaintiffs have challenged the validity of an easement necessary for the operation of the pipeline and demanded a permanent shutdown of the pipeline. There remains a high degree of uncertainty regarding the ultimate outcome of these types of proceedings, as well as their potential effect on our business, financial condition, results of operation and cash flows.

We are subject to risks associated with societal and political pressures and other forms of opposition to the development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and ability to realize certain growth strategies.

We operate and develop our business with the expectation that regulations and societal sentiment will continue to enable the development, transportation and use of carbon-based fuels. However, policy decisions relating to the production, refining, transportation, storage and marketing of carbon-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups.

The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to pipelines, negative public perception regarding the oil and gas industry, and concerns regarding greenhouse gas emissions downstream of pipeline operations. In addition, government disruptions may delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. Our expansion or construction projects may not be completed on schedule (or at all), or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly.

Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we may not receive any material increases in revenues until after completion of the project, if at all. Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results, thereby limiting our ability to grow and generate cash flows.

Certain of our facilities are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.

Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, Bureau of Land Management, and the Office of Natural Resources Revenue, along with each Native American tribe, regulate natural gas and oil operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue operations on Native American tribal lands. One or more of these factors may increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our operations on such lands.

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

We do not own all of the land on which our assets are located, but rather obtain the rights to construct and operate such assets on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to obtain and retain necessary land use if our leases, rights-of-way or other property rights lapse, terminate or are reduced or it is determined that we do not have valid leases, rights-of-way or other property rights. Any loss of or reduction in these rights, including loss or reduction due to legal, governmental or other actions or difficulty renewing leases, right-of-way agreements or permits on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Some of our natural gas, crude oil, NGL, and refined product pipelines are, or may in the future be, subject to siting, public necessity or service regulations by FERC or various state or other regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas, NGLs, crude oil and refined products in interstate commerce and FERC’s regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities (for natural gas pipelines only); rates; operations; accounts and records; and depreciation and amortization policies. FERC’s action in any of these areas or modifications of its current regulations can adversely impact our ability to compete for business, the costs we incur in our operations, the construction of new facilities or our ability to recover the full cost of operating our pipelines. FERC also may conduct audits of these facilities, and if FERC determines that we are not in compliance with our tariff or applicable regulations, we may incur additional costs, expenses or penalties. For certain natural gas, NGL, crude oil and refined product common carrier pipelines, we have FERC tariffs on file and we may have additional pipelines in the future that may be subject to these requirements. We also own and are constructing pipelines that we believe are either not subject to FERC’s jurisdiction or would otherwise meet the qualifications for a waiver from many or all of FERC’s requirements. However, we cannot provide assurance that FERC will not at some point find that some or all of these pipelines are subject to FERC’s requirements or are otherwise not exempt from certain requirements. Such a finding could subject us to potentially burdensome and expensive operational, reporting and other requirements as well as fines, penalties or other sanctions.

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

The DOT through the PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for gas transmission and hazardous liquids pipelines located where a leak or rupture could do the most harm. The regulations require the following of operators of covered pipelines to:

•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.

Some states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. The adoption of additional laws or regulations that apply more comprehensive or stringent safety standards to gas, NGL, crude oil and refined product lines or other facilities, or the expansion of regulatory inspections by regulators, could require us to install new or modified safety controls, pursue added capital projects, make modifications or operational changes, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased capital and operational costs or operational delays that could be significant and have a material adverse effect on our financial position or results of operations and ability to make distributions to our unitholders.

Strategic Transaction Risks

We have recorded goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operations in the future.

We accounted for the Merger as a reorganization of entities under common control in accordance with accounting principles generally accepted in the United States. Under a reorganization of entities under common control, the assets and liabilities of ANDX transferred between entities under common control were recorded by MPLX based on MPC’s historical cost basis resulting from its preliminary purchase price accounting. We recorded ANDX’s assets and liabilities at MPC’s basis as of October 1, 2018, the date that common control was first established.

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

As of December 31, 2020, our balance sheet reflected $7.7 billion and $1.0 billion of goodwill and intangible assets, respectively. In 2020, we recorded approximately $2.0 billion in impairment expense related to goodwill and intangible assets. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

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

Future acquisitions will involve the integration of new assets or businesses and may present substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.

Future transactions involving the addition of new assets or businesses will present potential risks, which may include, among others:

•inaccurate assumptions about future synergies, revenues, capital expenditures and operating costs;
•an inability to successfully integrate, or a delay in the successful integration of, assets or businesses we acquire;
•a decrease in our liquidity resulting from using a portion of our available cash or borrowing capacity under our revolving credit agreement to finance transactions;
•a significant increase in our interest expense or financial leverage if we incur additional debt to finance transactions;
•the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•the diversion of management’s attention from other business concerns;
•the loss of customers or key employees from the acquired businesses; and
•the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Risks Relating to the Business and Operations of MPC

MPC accounts for a substantial portion of our revenues. If MPC is unable to satisfy its obligations to us or significantly reduces the volumes transported through our facilities or stored at our storage assets, our revenues would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

We derive a substantial portion of our revenues from MPC. Any event that materially and adversely affects MPC’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business decisions and risks of MPC, which include the following:

•the timing and extent of changes in commodity prices and demand for MPC’s products, and the availability and costs of crude oil and other refinery feedstocks;
•a material decrease in the refining margins at MPC’s refineries;
•disruptions due to equipment interruption or failure at MPC’s facilities or at third-party facilities on which MPC’s business is dependent;
•any decision by MPC to temporarily or permanently alter, curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our transportation and storage or refining logistics and fuels distribution agreements;
•changes to the routing of volumes shipped by MPC on our crude oil and refined product pipelines or the ability of MPC to utilize third-party pipeline connections to access our pipelines;
•MPC’s ability to remain in compliance with the terms of its outstanding indebtedness;
•changes in the cost or availability of third-party pipelines, railways, vessels, terminals and other means of delivering and transporting crude oil, feedstocks, refined products and other hydrocarbon-based products;
•state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;
•environmental incidents and violations and related remediation costs, fines and other liabilities;
•operational hazards and other incidents at MPC’s refineries and other facilities, such as explosions and fires, that result in temporary or permanent shut downs of those refineries and facilities;

•changes in crude oil and refined product inventory levels and carrying costs; and
•disruptions due to hurricanes, tornadoes or other forces of nature.

MPC is not obligated to use our services with respect to volumes in excess of the minimum volume commitments under its agreements with us. If MPC satisfies only its minimum obligations under, or if we are unable to renew or extend, the transportation, terminal, fuels distribution, marketing and storage services agreements we have with MPC, or if MPC elects to use credits upon the expiration or termination of an agreement, our cash available for distribution will be materially and adversely affected.

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

MPC may suspend, reduce or terminate its obligations under its agreements with us in some circumstances, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Any such reduction, suspension or termination of MPC’s obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

MPC’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business and our ability to make distributions to our unitholders. Our ability to obtain credit in the future may also be adversely affected by MPC’s credit rating.

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2020, MPC had consolidated long-term indebtedness of approximately $29 billion, of which $9 billion was a direct obligation of MPC or its subsidiaries other than MPLX or its consolidated subsidiaries. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.

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
Rating agencies have in the past, and may in the future, change MPLX’s credit ratings or credit outlook following developments at MPC. If these ratings are lowered in the future, the interest rate and fees MPC pays on its credit facilities may increase. Credit rating agencies will likely consider MPC’s debt ratings when assigning ours because of MPC’s ownership interest in us, the significant commercial relationships between MPC and us, and our reliance on MPC for a portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of us or MPC, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make distributions to our unitholders.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in more than 30 states. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, the IRS may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have certain limited rights to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (or choose to do so) under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be reduced.

Common Unit Ownership Risks

Our general partner and its affiliates, including MPC, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over MPC’s business decisions and operations, and MPC is under no obligation to adopt a business strategy that favors us.

MPC owns our general partner and approximately 62.4 percent of our outstanding common units as of February 12, 2021. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, MPC.

Conflicts of interest may arise between MPC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including MPC, over the interests of our common unitholders, which may occur under our Partnership Agreement without being independently reviewed by the conflicts committee. These conflicts include, among others, the following situations:

•neither our Partnership Agreement nor any other agreement requires MPC to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by MPC to increase or decrease refinery production, shut down or reconfigure a refinery, or pursue and grow particular markets. MPC’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of MPC;
•MPC, as a significant customer, has an economic incentive to cause us to not seek higher tariff rates, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions;
•MPC may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;
•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner and the amount of adjusted operating surplus generated in any given period;
•our general partner will determine which costs incurred by it are reimbursable by us and may cause us to pay it or its affiliates for any services rendered to us;
•our general partner may cause us to borrow funds in order to permit the payment of distributions;

•our Partnership Agreement permits us to classify up to $60 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner;
•our Partnership Agreement does not restrict our general partner from entering into additional contractual arrangements with it or its affiliates on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 85 percent of the common units;
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our transportation and storage services agreements with MPC; and
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

Our Partnership Agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement:

•provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith and will not be subject to any other or different standard imposed by our Partnership Agreement, Delaware law, or any other law, rule or regulation, or at equity;
•provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;
•provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•provides that our general partner will not be in breach of its obligations under our Partnership Agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our Partnership Agreement.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 12, 2021, our general partner and its affiliates owned approximately 62.4 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

At any time, we may issue an unlimited number of limited partner interests of any type, including limited partner interests that are convertible into our common units, without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our Partnership Agreement nor our bank revolving credit facility prohibits the issuance of additional preferred units, or other equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units, preferred units or other equity securities of equal or senior rank will have the following effects:

•our unitholders’ proportionate ownership interest in us will decrease;
•it may be more difficult to maintain or increase our distributions to unitholders, and the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of our common units may decline.

MPC may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of February 12, 2021, MPC held 647,415,452 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made non-recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. A unitholder could be liable for our obligations as if they were a general partner if a court or government agency were to determine that:

•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our Partnership Agreement or to take other actions under our Partnership Agreement constitute “control” of our business.

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

Our limited partnership agreement provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any claims, actions or proceedings:

•arising out of or relating in any way to our limited partnership agreement, or the rights or powers of, or restrictions on, our limited partners or the limited partnership;
•brought in a derivative manner on behalf of the limited partnership;
•asserting a claim of breach of a duty owed by any director, officer, or other employee of the limited partnership or the general partner, or owed by the general partner, to the partnership or the limited partners;
•asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act; or
•asserting a claim governed by the internal affairs doctrine.

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

General Risk Factors

Global economic conditions may have adverse impacts on our business and financial condition.

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including gross domestic product, consumer interest rates, government spending, consumer confidence and debt levels, retail trends, inflation, tariffs, trade agreements and foreign currency exchange rates, may generally affect our business. Recessionary economic cycles, higher unemployment rates, higher fuel and other energy costs, higher tax rates and global outbreaks of infectious diseases, such as the COVID-19 pandemic, may adversely affect demand for natural gas, NGLs and crude oil. Also, any tightening of the capital markets could adversely impact our ability to execute our long-term organic growth projects and meet our obligations to our customers and limit our ability to raise capital and, therefore, have an adverse impact on our ability to otherwise take advantage of business opportunities or react to changing economic and business conditions. These factors could have a material adverse effect on our revenues, income from operations, cash flows and our quarterly distribution on our common units.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

LOGISTICS AND STORAGE

Crude Oil and Refined Product Pipelines

The following table sets forth information regarding our crude oil and refined product pipeline systems, which we own or have an interest in as of December 31, 2020.

	Diameter	Length (miles)(1)(2)(3)	Capacity
Total Crude Systems	2" - 48"	8,125	Various
Total Refined Products Systems	4" - 36"	5,655	Various
(1)    Includes approximately 16 miles of crude pipeline and approximately 2 miles of refined product pipeline leased from third parties.
(2)    Includes approximately 1,916 miles of crude pipeline in which we have a 9.2 percent ownership interest, 168 miles of crude pipeline in which we have a 35.0 percent ownership interest, 48 miles of crude pipeline in which we have a 40.7 percent ownership interest, 57 miles of crude pipeline in which we have a 58.5 percent ownership interest, 107 miles of crude pipeline in which we have a 67.0 percent ownership interest and 975 miles of crude pipeline in which we have a 17.0 percent ownership interest. Also includes approximately 1,830 miles of refined product pipeline in which we have a 24.5 percent ownership interest, 87 miles of refined product pipeline in which we have a 65.16 percent ownership interest and 43 miles of refined product pipeline in which we have a 25 percent ownership interest.
(3)    Includes approximately 696 miles of inactive crude pipeline and 247 miles of inactive refined product pipeline.

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

Terminal Assets

The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2020.

Owned and Operated Terminals(1)	Number of Terminals	Tank Shell Capacity (mbbls)	Number of Tanks
Refined Product Terminals:
Alabama	2	443	16
Alaska	3	1,510	37
California	8	3,421	66
Florida	4	3,407	64
Georgia	4	982	30
Idaho	3	998	47
Illinois	4	1,221	33
Indiana	6	3,229	60
Kentucky	6	2,587	56
Louisiana	1	97	7
Michigan	8	2,440	73
Minnesota	1	13	5
New Mexico	3	711	22
North Carolina	3	1,508	34
North Dakota	1	1	6
Ohio	12	3,218	101
Pennsylvania	1	390	12
South Carolina	1	371	8
Tennessee	4	1,149	30
Texas	1	72	13
Utah	1	47	7
Washington	4	908	24
West Virginia	2	1,587	25
Total Refined Product Terminals	83	30,310	776
Asphalt Terminals:
Arizona	3	538	35
California	3	701	36
Minnesota	1	529	8
Nevada(2)	1	273	15
New Mexico	1	38	9
Texas	1	193	18
Total Asphalt Terminals	10	2,272	121
Total Terminals	93	32,582	897
(1)    MPLX also operates one leased terminal and has partial ownership interest in one terminal, with a combined tank shell capacity of 1,045 mbbls.
(2)    This terminal is accounted for as an equity method investment.

Marine Assets

The following table sets forth certain information regarding our marine assets as of December 31, 2020. The marine business currently has an associated transportation service agreement with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (thousand barrels)
Inland tank barges:	300	7,931
Inland towboats:	23	N/A

Our fleet of boats and barges transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from refineries and terminals owned by MPC in the Mid-Continent and Gulf Coast regions. We also have an MRF, which is a full-service marine shipyard, located on the Ohio River, adjacent to MPC’s Catlettsburg, Kentucky refinery. The MRF is responsible for the preventive routine and unplanned maintenance of towing vessels, barges and local terminal facilities.

Refining Logistics Assets

The following table outlines the tankage, rail and truck racks, and docks owned by us, serving MPC’s refineries as of December 31, 2020. Each of the following assets are currently included in storage services agreements with MPC.

MPC Refining Logistics Assets	Tank Capacity (mbbls)
Galveston Bay, Texas City, Texas	18,778
Garyville, Louisiana	17,320
Los Angeles, California	13,995
Robinson, Illinois	7,036
Martinez, California(1)	5,715
Anacortes, Washington	5,447
Catlettsburg, Kentucky	5,106
Detroit, Michigan	4,986
El Paso, Texas	4,919
Kenai, Alaska	3,573
Mandan, North Dakota	2,765
Canton, Ohio	2,700
Salt Lake City, Utah	2,159
Gallup, New Mexico(2)	993
St. Paul Park, Minnesota	865
Total	96,357
(1)    Associated with MPC refinery being evaluated for conversion to renewable fuels.
(2)    Associated with an indefinitely idled MPC refinery.

Other L&S Assets

The following tables set forth certain information regarding our other midstream assets as of December 31, 2020, each of which currently has an associated transportation services agreement or storage services agreement with MPC.

Asset Name	Capacity(1)		Associated MPC Refineries
LOOP(2)	N/A		Garyville, LA
Barge Docks	2,490	mbbls	Multiple
Mt. Airy Terminal(3)	5,307 mbbls		Garyville, LA
Tank Farms(4)	32,911	mbbls	N/A
Caverns	4,375	mbbls	N/A

Pipeline Name	Diameter (inches)	Length (miles)	Capacity (mbpd)(5)
Belfield water system	3" - 6"	106	Various
Green River water system	4" - 8"	11	Various
(1)     Capacity for Tank Farms is shown as 100 percent of the available storage capacity. Capacity for the Barge Dock is shown as 100 percent of the throughput capacity. Capacity for caverns is shown as the storage commitment.
(2)     We have a 40.7 percent interest in LOOP, which includes a deep-water oil port and crude oil storage.
(3)     The Mt. Airy Terminal includes 45 tanks and a 4-vessel barge/ship dock.
(4)     We own and operate 32 tank farms and operate one leased tank farms.
(5)     All capacities reflect 100 percent of the pipeline systems’ capacity in thousands of barrels per day.

GATHERING AND PROCESSING

The following tables set forth certain information relating to our consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2020. All throughputs and utilizations included are weighted-averages for days in operation. See further discussion about our joint ventures in Item 8. Financial Statements and Supplementary Data - Note 5.

Gas Processing Complexes

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Shale	6,172	5,629	91%
Utica Shale	1,325	578	44%
Southern Appalachia	620	231	37%
Southwest(2)	2,067	1,361	68%
Bakken	190	136	72%
Rockies	1,472	502	34%
Total Gas Processing	11,846	8,437	72%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Centrahoma Processing LLC’s processing capacity of 550 MMcf/d and actual throughput of 176 MMcf/d are not included in this table as we own a non-operating 40 percent interest in this joint venture.

Fractionation & Condensate Stabilization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale(2)(3)	427	310	82%
Utica Shale(2)(3)(4)	23	12	52%
Southern Appalachia(2)(5)	24	12	50%
Southwest	11	7	64%
Bakken	34	25	74%
Rockies	61	4	7%
Total C3+ Fractionation and Condensate Stabilization	580	370	69%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Certain complexes have above-ground NGL storage with a usable capacity of 1,111 thousand barrels, large-scale truck and rail loading. We also have access to up to an additional 800 thousand barrels of propane storage capacity that can be utilized by our assets in the Marcellus Shale, Utica Shale, and Appalachia region under an agreement with a third party. Lastly, we have up to 180 thousand barrels of propane storage with third parties that can be utilized by our assets in the Marcellus Shale and Utica Shale.
(3)    The capacity, throughput and utilization of design capacity at the Hopedale fractionation complex is presented in the Marcellus Shale totals, however, the Hopedale fractionation complex is jointly owned by MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”). Ohio Fractionation is a joint venture between MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and Sherwood Midstream (a joint venture between MarkWest Liberty Midstream and Antero Midstream LLC). MarkWest Liberty Midstream and Sherwood Midstream are entities that operate in the Marcellus region, and MarkWest Utica EMG is an entity that operates in the Utica region. During the year ended December 31, 2020, the Marcellus Operations and Utica Operations utilized an average of 89 percent and 11 percent of the Hopedale fractionation complex, respectively. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 40 mbpd of capacity in the Hopedale 3 and 4 fractionators.
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

De-ethanization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Shale	273	187	68%
Utica Shale	40	6	15%
Southwest	18	11	61%
Total De-ethanization	331	204	62%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Shale	1,547	1,349	87%
Utica Shale	3,183	1,818	57%
Southwest	2,770	1,483	54%
Bakken	194	137	71%
Rockies(2)	1,486	544	37%
Total Natural Gas Gathering	9,180	5,331	58%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    This region does not include our operated joint venture, Rendezvous Gas Services, L.L.C. (“RGS”), which has a gathering capacity of 1,032 MMcf/d; this system supports other systems which are included in the Rockies region and that throughput is presented in the table above. The third party volumes gathered for RGS during the year ended December 31, 2020 were 144 MMcf/d.

NGL Pipelines

Region	Diameter	Length (miles)	Design Throughput Capacity (mbpd)
Marcellus Shale	4" - 20"	442	Various
Utica Shale	4" - 12"	119	Various
Southern Appalachia	6" - 8"	138	35
Southwest(1)	6"	50	39
Bakken	8" - 12"	84	80
Rockies	8"	10	15
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

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances that were transferred to us required the consent of the then-current landowner to transfer these rights, which in some instances was a governmental entity. We believe that we have obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for us to operate our business. We also believe we have satisfactory title or other right to our material land assets. Title to these properties is subject to encumbrances in some cases, such as coal, that may require payment to other holders of title in the property at issue; however, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties, or will materially interfere with their use in the operation of our business. See Item 8. Financial Statements and Supplementary Data – Note 22, for additional information regarding our leases.

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

Litigation

Dakota Access Pipeline

In connection with our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively the “Bakken Pipeline system” or “DAPL”), we have entered into a Contingent Equity Contribution Agreement. MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

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

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In the D.D.C., briefing has been completed for a renewed request for an injunction. The pipeline remains operational.

If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million and we had an investment of $465 million in MarEn Bakken Company LLC, which includes our 9.19 percent indirect interest in Dakota Access.

Tesoro High Plains Pipeline

In early July 2020, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. We appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary of Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest). The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. The new order was appealed, and was upheld by the Assistant Secretary - Indian Affairs. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota, requesting, among other things, that decisions by the Assistant Secretary – Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. We continue to work towards a settlement of this matter with holders of the property rights at issue.

Environmental Proceedings

Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any such matters, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Gathering and Processing

In November 2020, we received an offer from the EPA to settle multiple alleged violations of the National Emission Standards for Hazardous Air Pollutants by the Chapita, Coyote Wash, Island, River Bend and Wonsits Valley Compressor Stations in Utah. The proposed settlement consists of an injunctive relief package, mitigation project and proposed penalty in excess of $300,000. We continue to negotiate a settlement of the allegations and cannot currently estimate the timing of the resolution of this matter.

Item 4. Mine Safety Disclosure

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE and traded under the symbol “MPLX.” As of February 12, 2021, there were 254 registered holders of 389,754,155 outstanding common units held by the public, including 389,430,521 common units held in street name. In addition, as of February 12, 2021, MPC and its affiliates owned 647,415,452 of our common units, constituting approximately 62.4 percent of the outstanding common units. In addition, MPC, through our general partner, owns a non-economic general partnership interest in us.

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases during the quarter ended December 31, 2020, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Unit(1)	Total Cost	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
10/01/2020-10/31/2020	—	$—	$—	$1,000,000,000
11/01/2020-11/30/2020	264,822	21.72	5,751,145	994,248,855
12/01/2020-12/31/2020	1,209,021	22.41	27,096,747	$967,152,108
Total	1,473,843	$22.29	$32,847,892

(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes commissions paid to brokers on shares repurchased under our unit repurchase authorization.
(2)On November 2, 2020, we announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s common units held by the public. This unit repurchase authorization has no expiration date.

Distributions of Available Cash

The amount of distributions paid and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our Partnership Agreement. Our Partnership Agreement requires that, within 60 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•less the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business (including reserves for our future capital expenditures and for anticipated future credit needs);
•comply with applicable law, any of our debt instruments or other agreements or obligations; or
•provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing $0.2625 per unit on all common units for the current quarter);
•plus, if our general partner so determines, all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of such quarter.

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

(In millions, except per unit data)	2020	2019(1)	2018(1)	2017	2016
Consolidated Statements of Income Data
Total revenues and other income	$7,569	$9,041	$7,005	$3,867	$3,029
Income from operations	211	2,377	2,728	1,191	683
Net (loss)/income	(687)	1,462	2,006	836	434
Net (loss)/income attributable to MPLX LP	(720)	1,033	1,818	794	233
Limited partners’ interest in net (loss)/income attributable to MPLX LP	(842)	935	1,743	411	1
Per Unit Data
Net (loss)/income attributable to MPLX LP per limited partner unit:
Common - basic	(0.80)	1.00	2.29	1.07	—
Common - diluted	(0.80)	1.00	2.29	1.06	—
Cash distributions declared per limited partner common unit	2.7500	2.6900	2.5300	2.2975	2.0500
Consolidated Balance Sheets Data (at period end)
Property, plant and equipment, net	21,218	22,145	21,525	12,187	11,408
Total assets	36,414	40,430	39,325	19,500	17,509
Long-term debt, including finance leases	19,375	19,704	17,922	6,945	4,422
Series A preferred units	968	968	1,004	1,000	1,000
Consolidated Statements of Cash Flows Data
Net cash provided by/(used in):
Operating activities	4,521	4,082	3,071	1,907	1,491
Investing activities	(1,262)	(3,063)	(2,878)	(2,308)	(1,417)
Financing activities	(3,259)	(1,089)	(117)	171	113
Additions to property, plant and equipment(2)	1,183	2,408	2,111	1,411	1,313
Other Financial Data
Adjusted EBITDA attributable to MPLX LP(3)	5,211	4,334	3,475	2,004	1,419
DCF attributable to MPLX LP(3)	4,327	3,489	2,781	1,628	1,140
Cash distributions declared on limited partner common units	$2,872	$2,635	$1,985	$895	$692
(1)On July 30, 2019, MPLX completed the acquisition of ANDX. ANDX’s assets, liabilities and results of operations prior to the Merger are collectively included in what we refer to as the “Predecessor” from October 1, 2018, which was the date that MPC acquired Andeavor. MPLX’s acquisition of ANDX is considered a transfer between entities under common control due to MPC’s prior relationship with ANDX. As an entity under common control with MPC, MPLX recorded the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control. Accordingly, the table above includes the historical results of ANDX beginning October 1, 2018.
(2)Represents cash capital expenditures as reflected on the Consolidated Statements of Cash Flows for the periods indicated, which are included in cash used in investing activities.
(3)For all years presented, Predecessor is excluded from Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K does not address certain items regarding the year ended December 31, 2018. Discussion and analysis of 2018 and year-to-year comparisons between 2019 and 2018 not included in this Annual Report on Form 10-K can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

RECENT DEVELOPMENTS

In line with previously announced efforts around portfolio optimization, the company closed on the sale of its Javelina plant in Corpus Christi, Texas, on February 12, 2021.

On January 28, 2021, we announced the board of directors of our general partner had declared a distribution of $0.6875 per common unit that was paid on February 12, 2021 to common unitholders of record on February 8, 2021.

On December 29, 2020, MPLX announced the redemption of all the $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by Andeavor Logistics LP. The notes were redeemed on January 15, 2021 at a price equal to 102.625 percent of the principal amount.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

During 2020, we were able to focus and execute on our business strategies to enhance the stability of our cash flows, taking steps to lower our cost structure, achieving full year excess cash flow, continuing to maintain safe and reliable operations during a challenging time and continuing to progress our commitment to corporate social responsibility. Significant financial and other highlights for the year ended December 31, 2020 are shown in the chart below. Refer to the Results of Operations and the Liquidity and Capital Resources sections for further details.

Financial Highlights (in millions)
Revenues and other income(1)
$7,569
$9,041
$7,005
Income from operations(1)(2)
$211
$2,377
$2,728
Net (loss)/income(1)(2)
$(687)
$1,462
$2,006
Adjusted EBITDA attributable to MPLX(3)
$5,211
$5,104
$3,810
DCF attributable to GP and LP Unitholders(3)
$4,200
$3,978
$2,950
2020
2019
2018

(1)    Includes impairment of equity method investments within our G&P operating segment of $1,264 million and $42 million in 2020 and 2019, respectively.
(2)    Includes impairment expense within our G&P operating segment of $2,165 million and $1,197 million in 2020 and 2019, respectively. Goodwill, intangible assets and property, plant and equipment were impaired in 2020 and goodwill was impaired in 2019.
(3)    The 2019 and 2018 amounts include Adjusted EBITDA attributable to Predecessor and DCF adjustments attributable to Predecessor.

Additional highlights for the year ended December 31, 2020 include:

•On July 31, 2020, MPLX completed the transfer of WRW to WRSW, a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW, valued at $340 million. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX.
•During the year, our sponsor progressed certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond, which included an involuntary workforce reduction plan. The workforce reduction plan, together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During 2020, MPLX reimbursed MPC $37 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions.
•We previously announced a goal to reduce planned capital spending for 2020 by approximately $700 million from our initial plan, which we were able to achieve.

•The outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. Although there have been some signs of economic improvement since that time, these events significantly reduced global economic activity and resulted in a decline in the demand for the midstream services we provide beginning with the first quarter of 2020. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products. We responded to the impacts that these matters had on our business by:

•Taking actions to reduce operating expenses across the business, including the deferral of certain expense projects
•Continuing to evaluate and high-grade our capital portfolio

During the first quarter of 2020, the overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in unit price, were considered triggering events resulting in impairments of the carrying value of certain assets. We recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers refined and updated production forecasts in response to the current environment, which impacted their current and expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which have experienced increased volatility as noted above.
•On March 18, 2020, MPC announced the unanimous decision of its board of directors to maintain MPC’s current midstream structure, with MPC remaining the general partner of MPLX. This was a result of a comprehensive evaluation by a special committee formed by MPC’s board of directors, which included extensive input from multiple external advisors and significant feedback from investors.

Financing Activities

•On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. As of December 31, 2020, 1.5 million common units held by the public have been repurchased and $967 million remained available under the program for future repurchases.
•On August 18, 2020, MPLX issued $3 billion aggregate principal amount of new senior notes consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement, to repay the $1.0 billion aggregate principal amount of floating rate notes due September 2021, to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, to reduce amounts outstanding under the MPLX Credit Agreement at the time and to redeem the $300 million aggregate principal amount of 6.250 percent senior notes due October 15, 2022 (these notes were redeemed on October 15, 2020).
•During the year ended December 31, 2020, we did not issue any common units under our ATM Program. As of December 31, 2020, $1.7 billion of common units remain available for issuance through the ATM Program.

NON-GAAP FINANCIAL INFORMATION

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, free cash flow (“FCF”) and excess/deficit cash flow. The amount of Adjusted EBITDA and DCF generated is considered by the board of directors of our general partner in approving MPLX’s cash distributions.

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

We define FCF as net cash provided by operating activities adjusted for (i) net cash used in investing activities; (ii) contributions from MPC; (iii) contributions from noncontrolling interests and (iv) distributions to noncontrolling interests. We define excess/deficit cash flow as FCF adjusted for distributions to common and preferred unitholders.

We believe that the presentation of Adjusted EBITDA, DCF, FCF and excess/deficit cash flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to FCF and excess/deficit cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see the Results of Operations section. For a reconciliation of FCF and excess/deficit cash flow to their most directly comparable measure calculated and presented in accordance with GAAP, see the Liquidity and Capital Resources section.

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

RESULTS OF OPERATIONS

The following table and discussion is a summary of our results of operations for the years ended 2020, 2019 and 2018, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

(In millions)	2020	2019	$ Change	2018	$ Change
Revenues and other income:
Service revenue	$2,397	$2,498	$(101)	$1,856	$642
Service revenue - related parties	3,580	3,455	125	2,404	1,051
Service revenue - product related	155	140	15	220	(80)
Rental income	398	388	10	352	36
Rental income - related parties	952	1,196	(244)	846	350
Product sales	636	806	(170)	887	(81)
Product sales - related parties	128	142	(14)	87	55
(Loss)/income from equity method investments(1)	(936)	290	(1,226)	247	43
Other income	5	12	(7)	7	5
Other income - related parties	254	114	140	99	15
Total revenues and other income	7,569	9,041	(1,472)	7,005	2,036
Costs and expenses:
Cost of revenues (excludes items below)	1,326	1,489	(163)	1,096	393
Purchased product costs	539	686	(147)	824	(138)
Rental cost of sales	135	141	(6)	135	6
Rental cost of sales - related parties	160	165	(5)	31	134
Purchases - related parties	1,116	1,231	(115)	925	306
Depreciation and amortization	1,377	1,254	123	867	387
Impairment expense	2,165	1,197	968	—	1,197
General and administrative expenses	378	388	(10)	316	72
Restructuring expenses	37	—	37	—	—
Other taxes	125	113	12	83	30
Total costs and expenses	7,358	6,664	694	4,277	2,387
Income from operations	211	2,377	(2,166)	2,728	(351)
Related party interest and other financial costs	5	11	(6)	5	6
Interest expense (net of amounts capitalized)	829	851	(22)	590	261
Other financial costs	62	53	9	119	(66)
(Loss)/income before income taxes	(685)	1,462	(2,147)	2,014	(552)
Provision for income taxes	2	—	2	8	(8)
Net (loss)/income	(687)	1,462	(2,149)	2,006	(544)
Less: Net income attributable to noncontrolling interests	33	28	5	16	12
Less: Net income attributable to Predecessor	—	401	(401)	172	229
Net (loss)/income attributable to MPLX LP	(720)	1,033	(1,753)	1,818	(785)
Adjusted EBITDA attributable to MPLX LP (excluding Predecessor results)(2)	5,211	4,334	877	3,475	859
Adjusted EBITDA attributable to MPLX LP (including Predecessor results)(3)	5,211	5,104	107	3,810	1,294
DCF attributable to GP and LP unitholders (including Predecessor results)(3)	$4,200	$3,978	$222	$2,950	$1,028
(1)Includes impairment expense related to various equity method investments of $1.3 billion and $42 million in 2020 and 2019, respectively.
(2)Non-GAAP measure. See reconciliation below for the most directly comparable GAAP measures. Excludes adjusted EBITDA and DCF adjustments attributable to Predecessor.
(3)Non-GAAP measure. See reconciliation below for the most directly comparable GAAP measures. Includes adjusted EBITDA and DCF adjustments attributable to Predecessor.

(In millions)	2020	2019	2018
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net (loss)/income:
Net (loss)/income	$(687)	$1,462	$2,006
Provision for income taxes	2	—	8
Amortization of deferred financing costs	61	42	55
(Gain)/loss on extinguishment of debt	(19)	—	46
Net interest and other financial costs	854	873	613
Income from operations	211	2,377	2,728
Depreciation and amortization	1,377	1,254	867
Non-cash equity-based compensation	14	22	23
Impairment expense	2,165	1,197	—
Loss/(income) from equity method investments(1)	936	(290)	(247)
Distributions/adjustments related to equity method investments	499	562	458
Unrealized derivative losses/(gains)(2)	3	(1)	(5)
Restructuring expenses	37	—	—
Acquisition costs	—	14	4
Other	6	1	—
Adjusted EBITDA	5,248	5,136	3,828
Adjusted EBITDA attributable to noncontrolling interests	(37)	(32)	(18)
Adjusted EBITDA attributable to Predecessor(3)	—	(770)	(335)
Adjusted EBITDA attributable to MPLX LP	5,211	4,334	3,475
Deferred revenue impacts	144	94	28
Net interest and other financial costs	(854)	(873)	(613)
Maintenance capital expenditures	(161)	(262)	(175)
Maintenance capital expenditures reimbursements	46	53	8
Equity method investment capital expenditures paid out	(23)	(28)	(31)
Restructuring expenses	(37)	—	—
Other	1	12	8
Portion of DCF adjustments attributable to Predecessor(3)	—	159	81
DCF	4,327	3,489	2,781
Preferred unit distributions(4)	(127)	(122)	(85)
DCF attributable to GP and LP unitholders	4,200	3,367	2,696
Adjusted EBITDA attributable to Predecessor(3)	—	770	335
Portion of DCF adjustments attributable to Predecessor(3)	—	(159)	(81)
DCF attributable to GP and LP unitholders (including Predecessor results)	$4,200	$3,978	$2,950
(1)Includes impairment expense related to various equity method investments of $1.3 billion and $42 million in 2020 and 2019, respectively.
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
(4)    Includes MPLX distributions declared on the Series A and Series B preferred units as well as cash distributions earned by the Series B preferred units (as the Series B preferred units are declared and payable semi-annually) assuming a distribution is declared by the Board of Directors. Cash distributions declared/to be paid to holders of the Series A and Series B preferred units are not available to common unitholders.

(In millions)	2020	2019	2018
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$4,521	$4,082	$3,071
Changes in working capital items	(204)	108	31
All other, net	(3)	(9)	(5)
Non-cash equity-based compensation	14	22	23
Net (loss)/gain on disposal of assets	(4)	6	(3)
Net interest and other financial costs	854	873	613
(Gain)/loss on extinguishment of debt	(19)	—	46
Current income taxes	3	2	—
Asset retirement expenditures	—	1	7
Unrealized derivative losses/(gains)(1)	3	(1)	(5)
Restructuring expenses	37	—	—
Acquisition costs	—	14	4
Other adjustments to equity method investment distributions	40	37	46
Other	6	1	—
Adjusted EBITDA	5,248	5,136	3,828
Adjusted EBITDA attributable to noncontrolling interests	(37)	(32)	(18)
Adjusted EBITDA attributable to Predecessor(2)	—	(770)	(335)
Adjusted EBITDA attributable to MPLX LP	5,211	4,334	3,475
Deferred revenue impacts	144	94	28
Net interest and other financial costs	(854)	(873)	(613)
Maintenance capital expenditures	(161)	(262)	(175)
Maintenance capital expenditures reimbursements	46	53	8
Equity method investment capital expenditures paid out	(23)	(28)	(31)
Restructuring expenses	(37)	—	—
Other	1	12	8
Portion of DCF adjustments attributable to Predecessor(2)	—	159	81
DCF	4,327	3,489	2,781
Preferred unit distributions(3)	(127)	(122)	(85)
DCF attributable to GP and LP unitholders	4,200	3,367	2,696
Adjusted EBITDA attributable to Predecessor(2)	—	770	335
Portion of DCF adjustments attributable to Predecessor(2)	—	(159)	(81)
DCF attributable to GP and LP unitholders (including Predecessor results)	$4,200	$3,978	$2,950
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
(3)    Includes MPLX distributions declared on the Series A and Series B preferred units as well as cash distributions earned by the Series B preferred units (as the Series B preferred units are declared and payable semi-annually) assuming a distribution is declared by the Board of Directors. Cash distributions declared/to be paid to holders of the Series A and Series B preferred units are not available to common unitholders.

2020 Compared to 2019

Service revenue decreased $101 million in 2020 compared to 2019. This was primarily due to lower fees from lower volumes in the Rockies, Southwest and Southern Appalachia as well as other decreases including reduced pipeline volumes, partially offset by higher fees from higher volumes in the Marcellus.

Service revenue-related parties increased $125 million in 2020 compared to 2019. This was primarily due to a $124 million increase due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts and a $42 million increase from additional marine equipment. There were also increases related to volume deficiency payments and favorable price impacts partially offset by unfavorable volume impacts and an $18 million decrease due to the Wholesale Exchange.

Rental income increased $10 million in 2020 compared to 2019. This was due to higher fees related to gathering contracts in the Marcellus, partially offset by decreased revenue from third parties for terminal storage.

Rental income-related parties decreased $244 million in 2020 compared to 2019. This was primarily due to a decrease of $262 million due to the reclassification of lease income between service revenue, rental income and other income based on modification to lease contracts. The decrease was partially offset by increased terminal storage revenue as well as other miscellaneous increases.

Service revenue-product related, product sales and product sales-related parties decreased $169 million in 2020 compared to 2019. This was primarily due to lower prices in all G&P regions, lower volumes in the Southwest, and the Wholesale Exchange. These decreases were partially offset by volume increases in the Marcellus and the Javelina plant in the Southwest, as well as other miscellaneous increases.

Income (loss) from equity method investments decreased $1,226 million in 2020 compared to 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. There was also decreased throughput on the Explorer and Bakken pipelines during 2020. These decreases were partially offset by an increase in the Sherwood Midstream LLC joint venture due to additional plants coming online during the second half of 2019.

Other income and Other income-related parties increased $133 million in 2020 compared to 2019. This was primarily due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts. This increase was partially offset by lower management service fees.

Cost of revenues decreased $163 million in 2020 compared to 2019. This variance was primarily due to lower operating costs due to lower throughput; lower project-related spend; lower repairs, maintenance and operating costs in the Southwest, Southern Appalachia and Marcellus; the Wholesale Exchange; as well as other miscellaneous expense decreases.

Purchased product costs decreased $147 million in 2020 compared to 2019. This was primarily due to lower costs from lower volumes in the Southwest and lower prices in the Southwest and Southern Appalachia. This was partially offset by an increase due to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year.

Rental cost of sales and rental cost of sales-related parties decreased $11 million in 2020 compared to 2019 primarily due to lower project-related spend and lower repairs, maintenance and operating costs from overall cost reduction initiatives.

Purchases-related parties decreased $115 million in 2020 compared to 2019, primarily due to the Wholesale Exchange and lower project-related spend, as well as other miscellaneous expense decreases from MPC.

Depreciation and amortization expense increased $123 million in 2020 compared to 2019, primarily due to abandonment of assets and assets under construction, primarily related to indefinitely idled MPC refineries as well as from property, plant and equipment placed in service in 2020.

Impairment expense increased $968 million in 2020 compared to 2019. During the first quarter of 2020, we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. In 2019, we recorded impairment of $1,197 million within our Western G&P reporting unit. The impairments in both years were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

General and administrative expenses decreased $10 million in 2020 compared to 2019, primarily due to lower employee related costs and a decrease in other miscellaneous costs.

Restructuring expenses increased $37 million in 2020 compared to 2019, primarily due to cost cutting measures during 2020 that resulted in restructuring charges.

Other taxes increased $12 million in 2020 compared to 2019. This variance was primarily due to higher property taxes.

Interest expense and other financial costs (including related parties) decreased $19 million in 2020 compared to 2019. This was primarily due to decreased interest on variable rate debt as a result of lower interest rates during the year, the repayment of debt with higher interest rates, the issuance of new senior notes at lower interest rates and gains on debt extinguishments.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the years ended December 31, 2020, 2019 and 2018.

L&S Segment

L&S Segment Financial Highlights (in millions)
(1)    Includes results of Predecessor.

(In millions)	2020	2019	$ Change	2018	$ Change
Service revenue	$3,889	$3,765	$124	$2,575	$1,190
Rental income	985	1,235	(250)	856	379
Product related revenue	51	91	(40)	23	68
Income from equity method investments	154	200	(46)	171	29
Other income	206	61	145	47	14
Total segment revenues and other income	5,285	5,352	(67)	3,672	1,680
Cost of revenues	782	966	(184)	536	430
Purchases - related parties	824	872	(48)	698	174
Depreciation and amortization	633	503	130	308	195
General and administrative expenses	203	198	5	161	37
Restructuring expenses	29	—	29	—	—
Other taxes	71	61	10	45	16
Segment income from operations	2,743	2,752	(9)	1,924	828
Depreciation and amortization	633	503	130	308	195
Income from equity method investments	(154)	(200)	46	(171)	(29)
Distributions/adjustments related to equity method investments	221	267	(46)	242	25
Restructuring expenses	29	—	29	—	—
Acquisition costs	—	14	(14)	4	10
Non-cash equity-based compensation	10	14	(4)	12	2
Other	6	1	5	—	1
Adjusted EBITDA attributable to Predecessor	—	(603)	603	(262)	(341)
Segment Adjusted EBITDA(1)	3,488	2,748	740	2,057	691

Capital expenditures(2)	498	1,060	(562)	708	352
Investments in unconsolidated affiliates	$141	$289	$(148)	$3	$286
(1)See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.
(2)Capital expenditures do not include adjustments for asset retirement expenditures.

2020 Compared to 2019

Service revenue increased $124 million in 2020 compared to 2019. This was primarily due to a $124 million increase due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts and a $42 million increase from additional marine equipment. There were also increases related to volume deficiency payments and favorable price impacts. These increases were partially offset by unfavorable volume impacts related to pipelines and terminals as well as an $18 million decrease due to the Wholesale Exchange.

Rental income decreased $250 million in 2020 compared to 2019. This was primarily due to a decrease of $262 million due to the reclassification of lease income between service revenue, rental income and other income based on modification to lease contracts. The decrease was partially offset by increased terminal storage revenue at our Mt. Airy terminal.

Product related revenue decreased $40 million in 2020 compared to 2019. This was primarily due to the Wholesale Exchange.

Income from equity method investments decreased $46 million in 2020 compared to 2019. This was primarily due to decreased throughput on the Explorer and Bakken pipelines during 2020.

Other income increased $145 million in 2020 compared to 2019. This was primarily due to the reclassification of lease income between service revenue, rental income and other income based on modifications to lease contracts.

Cost of revenues decreased $184 million in 2020 compared to 2019. This was primarily due to lower operating costs due to lower throughput, lower project-related spend, the Wholesale Exchange and other miscellaneous expense decreases.

Purchases - related parties decreased $48 million in 2020 compared to 2019. This was primarily due to the Wholesale Exchange and lower project-related spend, as well as other miscellaneous expense decreases from MPC.

Depreciation and amortization increased $130 million in 2020 compared to 2019. This was primarily due to abandonment of assets in-service and assets under construction of $79 million, primarily related to idled MPC refineries, as well as from property, plant and equipment placed in service in 2020.

Restructuring expenses increased $29 million in 2020 compared to 2019. This was due to cost cutting measures during 2020 that resulted in restructuring charges.

Other taxes increased $10 million in 2020 compared to 2019. This variance was primarily due to higher property taxes.

G&P Segment

G&P Segment Financial Highlights (in millions)
(1)     Includes results of Predecessor.
(2)    Includes impairment of equity method investments of $1,264 million for 2020 and $42 million for 2019.
(3)    Includes impairment of goodwill of $1,814 million, long-lived assets including intangibles of $351 million and equity method investments of $1,264 million for 2020 and impairment of goodwill of $1,197 million and equity method investments of $42 million for 2019.

(In millions)	2020	2019	$ Change	2018	$ Change
Service revenue	$2,088	$2,188	$(100)	$1,685	$503
Rental income	365	349	16	342	7
Product related revenue	868	997	(129)	1,171	(174)
(Loss)/income from equity method investments(1)	(1,090)	90	(1,180)	76	14
Other income	53	65	(12)	59	6
Total segment revenues and other income	2,284	3,689	(1,405)	3,333	356
Cost of revenues	839	829	10	726	103
Purchased product costs	539	686	(147)	824	(138)
Purchases - related parties	292	359	(67)	227	132
Depreciation and amortization	744	751	(7)	559	192
Impairment expense	2,165	1,197	968	—	1,197
General and administrative expenses	175	190	(15)	155	35
Restructuring expenses	8	—	8	—	—
Other taxes	54	52	2	38	14
Segment (loss)/income from operations	(2,532)	(375)	(2,157)	804	(1,179)
Depreciation and amortization	744	751	(7)	559	192
Impairment expense	2,165	1,197	968	—	1,197
Loss/(income) from equity method investments	1,090	(90)	1,180	(76)	(14)
Distributions/adjustments related to equity method investments	278	295	(17)	216	79
Restructuring expenses	8	—	8	—	—
Unrealized derivative losses/(gains)(2)	3	(1)	4	(5)	4
Non-cash equity-based compensation	4	8	(4)	12	(4)
Adjusted EBITDA attributable to noncontrolling interests	(37)	(32)	(5)	(19)	(13)
Adjusted EBITDA attributable to Predecessor	—	(167)	167	(73)	(94)
Segment Adjusted EBITDA(3)	1,723	1,586	137	1,418	168

Capital expenditures(4)	441	1,203	(762)	1,545	(342)
Investments in unconsolidated affiliates	$125	$424	$(299)	$338	$86
(1)Includes impairment expense related to various equity method investments of $1,264 million and $42 million in 2020 and 2019, respectively.
(2)MPLX makes a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.
(3)See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

(4)Capital expenditures do not include adjustments for asset retirement expenditures.

2020 Compared to 2019

Service revenue decreased $100 million in 2020 compared to 2019. This was primarily due to lower fees from lower volumes in the Rockies, Southwest and Southern Appalachia of $93 million, as well as other miscellaneous decreases, partially offset by higher fees from higher volumes in the Marcellus of $40 million.

Rental income increased $16 million in 2020 compared to 2019. This was primarily due to higher fees related to gathering contracts in the Marcellus.

Product related revenue decreased $129 million in 2020 compared to 2019. This was primarily due to lower prices in all of the G&P regions of approximately $160 million and lower volumes of $67 million in the Southwest. This was partially offset by $37 million of volume increases in the Marcellus and the Javelina plant in the Southwest (this plant experienced downtime for maintenance in 2019), as well as other miscellaneous increases.

Income (loss) from equity method investments decreased $1,180 million in 2020 compared to 2019. The large decrease was driven by our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C., as we recognized impairments related to these investments in the first quarter of 2020 in the amount of $1,264 million. In 2019 we recognized impairment charges related to our Ohio Condensate Company, L.L.C. and Three Rivers Gathering LLC joint ventures of $42 million. This decrease was partially offset by an increase in the Sherwood Midstream LLC joint venture due to additional plants coming online during the second half of 2019.

Other income decreased $12 million in 2020 compared to 2019. This variance was primarily due to lower management fees.

Cost of revenues increased $10 million in 2020 compared to 2019. The majority of the increase is attributable to aligning various expenses as a result of the ANDX acquisition offset by lower repairs, maintenance and operating costs in the Southwest, Southern Appalachia and Marcellus.

Purchased product costs decreased $147 million in 2020 compared to 2019. This was primarily due to lower volumes in the Southwest resulting in lower costs of $84 million and lower prices of $68 million in the Southwest and Southern Appalachia. This was offset by an increase of $4 million due to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year.

Purchases - related parties decreased $67 million in 2020 compared to 2019. This was primarily due to aligning various expenses as a result of the ANDX acquisition.

Depreciation and amortization decreased $7 million in 2020 compared to 2019, primarily due to the impairment of intangible assets and property, plant and equipment during the first quarter of 2020 which has resulted in less depreciation expense in the current period when compared to prior periods partially offset by an increase in depreciation due to property, plant and equipment placed in service in beginning of 2020.

Impairment expense increased $968 million as a result of our 2020 and 2019 impairment tests over goodwill. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. In 2019 we recorded impairment of $1,197 million within our Western G&P reporting unit. The impairments in both years were primarily driven by the slowing of drilling activity, which has reduced production growth forecasts from our producer customers.

General and administrative expenses decreased $15 million in 2020 compared to 2019, due to lower employee related costs and a decrease in other miscellaneous costs.

Restructuring expenses increased $8 million in 2020 compared to 2019. This was due to cost cutting measures during 2020 that resulted in restructuring charges.

Operating Data

	2020	2019	2018
L&S
Crude oil transported for (mbpd)(1):
MPC	2,465	2,671	2,446
Third parties	533	557	675
Total	2,998	3,228	3,121
% MPC	82%	83%	78%
Refined products transported for (mbpd)(2):
MPC(3)	1,477	1,629	1,571
Third parties	237	257	252
Total	1,714	1,886	1,823
% MPC	86%	86%	86%
Average tariff rates ($ per Bbl)(4):
Crude oil pipelines	$0.96	$0.94	$0.67
Refined product pipelines	0.81	0.75	0.75
Total pipelines	$0.91	$0.87	$0.70

Terminal throughput (mbpd)	2,673	3,279	3,148

Marine Assets (number in operation)(5)
Barges	300	286	256
Towboats	23	23	23

	2020	2019	2018
G&P Consolidated entities(6)
Gathering Throughput (MMcf/d)
Marcellus Operations	1,349	1,287	1,155
Utica Operations	—	—	—
Southwest Operations	1,430	1,625	1,566
Bakken Operations	137	151	147
Rockies Operations	511	630	654
Total gathering throughput	3,427	3,693	3,522
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,198	4,192	3,826
Utica Operation	—	—	—
Southwest Operations	1,471	1,629	1,438
Southern Appalachia Operations	231	244	247
Bakken Operations	136	151	147
Rockies Operations	502	572	573
Total natural gas processed	6,538	6,788	6,231
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(8)	472	435	379
Utica Operations	—	—	—
Southwest Operations	18	15	18
Southern Appalachia Operations(9)	12	12	15
Bakken Operations	25	24	15
Rockies Operations	4	4	4
Total C2 + NGLs fractionated(10)	531	490	431

	2020	2019	2018
G&P Consolidated entities plus Partnership-Operated Equity Method Investments(7)
Gathering Throughput (MMcf/d)
Marcellus Operations	1,349	1,287	1,155
Utica Operations	1,818	2,200	1,809
Southwest Operations	1,483	1,628	1,567
Bakken Operations	137	151	147
Rockies Operations	688	828	841
Total gathering throughput	5,475	6,094	5,519
Natural Gas Processed (MMcf/d)
Marcellus Operations	5,629	5,248	4,448
Utica Operations	578	810	886
Southwest Operations	1,537	1,636	1,438
Southern Appalachia Operations	231	244	247
Bakken Operations	136	151	147
Rockies Operations	502	572	573
Total natural gas processed	8,613	8,661	7,739
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(8)	472	435	379
Utica Operations(8)	31	44	47
Southwest Operations	18	15	18
Southern Appalachia Operations(9)	12	12	15
Bakken Operations	25	24	15
Rockies Operations	4	4	4
Total C2 + NGLs fractionated(10)	562	534	478

	2020	2019	2018
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$2.13	$2.53	$3.07
C2 + NGL Pricing/Gal(11)	$0.43	$0.52	$0.78
(1)Represents the average aggregate daily number of barrels of crude oil transported on our pipelines and at our Wood River barge dock for MPC and for third parties. Volumes shown are 100 percent of the volumes transported on the pipelines and barge dock.
(2)Represents the average aggregate daily number of barrels of products transported on our pipelines for MPC and third parties. Volumes shown are 100 percent of the volumes transported on the pipelines.
(3)Includes volumes shipped by MPC on various pipelines under joint tariffs with third parties. For accounting purposes, revenue attributable to these volumes is classified as third-party revenue because we receive payment from those third parties with respect to volumes shipped under the joint tariffs; however, the volumes associated with this revenue are applied towards MPC’s minimum quarterly volume commitments on the applicable pipelines because MPC is the shipper of record.
(4)Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.
(5)Represents total at the end of the period.
(6)This table represents operating data for entities that have been consolidated into the MPLX financial statements.
(7)This table represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(8)Hopedale is jointly owned by Ohio Fractionation and MarkWest Utica EMG. Ohio Fractionation is a subsidiary of MarkWest Liberty Midstream. MarkWest Liberty Midstream and MarkWest Utica EMG are entities that operate in the Marcellus and Utica regions, respectively. The Marcellus Operations includes its portion utilized of the jointly owned Hopedale fractionation complex. The Utica Operations includes Utica’s portion utilized of the jointly owned Hopedale fractionation complex. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 40 mbpd of capacity in the Hopedale 3 and Hopedale 4 fractionators.
(9)Includes NGLs fractionated for the Marcellus and Utica Operations.
(10)Purity ethane makes up approximately 188 mbpd, 179 mbpd and 171 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2020, 2019 and 2018, respectively. Purity ethane makes up approximately 194 mbpd, 189 mbpd and 185 mbpd of MPLX operated total fractionated products for the years ended December 31, 2020, 2019 and 2018, respectively.
(11)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents and restricted cash balance was $15 million at December 31, 2020 and December 31, 2019. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2020	2019	2018
Net cash provided by/(used in):
Operating activities	$4,521	$4,082	$3,071
Investing activities	(1,262)	(3,063)	(2,878)
Financing activities	(3,259)	(1,089)	(117)
Total	$—	$(70)	$76

Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $439 million in 2020 compared to 2019, primarily due to net income adjusted for non-cash items.

Cash Flows Used in Investing Activities - Net cash used in investing activities decreased $1,801 million in 2020 compared to 2019 primarily due to decreased spending related to the capital budget, a return of capital primarily from our investments in Wink to Webster and Whistler and decreased contributions to equity method investments.

Cash Flows Used in and Provided by Financing Activities - Financing activities were a $3,259 million use of cash in 2020 compared to a $1,089 million use of cash in 2019. The primary reasons for the increase in the use of cash was due to lower net borrowings in 2020 for third-party obligations as well as net repayments on the loan agreement with MPC in 2020 compared to net borrowings in the prior year.

Free Cash Flow - For the year ended December 31, 2020, we generated excess cash flow after capital investments and distributions, allowing us the financial flexibility to repurchase $33 million of public common units during the fourth quarter of 2020. The table below provides a reconciliation of FCF and excess/deficit cash flow from net cash provided by operating activities for the twelve months ended December 31, 2020, 2019 and 2018.

(In millions)	2020	2019	2018
Net cash provided by operating activities(1)	$4,521	$4,082	$3,071
Adjustments to reconcile net cash provided by operating activities to free cash flow
Net cash used in investing activities	(1,262)	(3,063)	(2,878)
Contributions from MPC	50	74	41
Contributions from noncontrolling interests	—	95	11
Distributions to noncontrolling interests	(37)	(30)	(17)
Free cash flow	3,272	1,158	228
Distributions to common and preferred unitholders(2)	(3,006)	(3,039)	(2,129)
Excess (deficit) cash flow	$266	$(1,881)	$(1,901)
(1)    The year ended December 31, 2020, include a decrease in working capital of $204 million while the years ended December 31, 2019 and 2018 include an increase in working capital of $108 million and $31 million, respectively.
(2)    For the years ended December 31, 2019 and 2018, this amount includes distributions to common unitholders and Series B unitholders attributable to the Predecessor.

Debt and Liquidity Overview

Credit Agreement

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

The MPLX Credit Agreement includes letter of credit issuing capacity of up to $300 million and swingline capacity of up to $150 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $1.0 billion, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended for up to two additional one-year periods subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. During 2020, we borrowed $3,815 million under the MPLX Credit Agreement, at an average interest rate of 1.490 percent, and repaid $3,640 million of these borrowings. At December 31, 2020, MPLX had $175 million outstanding borrowings under the new facility and less than $1.0 million in letters of credit outstanding, resulting in total availability of approximately $3,325 million, or approximately 95 percent of the borrowing capacity.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type and that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2020, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.8 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

Term Loan

On September 26, 2019, MPLX entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1.0 billion. Borrowings under the Term Loan Agreement bore interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). On August 18, 2020 MPLX fully repaid the $1.0 billion of outstanding borrowings on the Term Loan Agreement using proceeds from the August 2020 New Senior Notes as discussed below.

Senior Notes

On December 29, 2020, MPLX announced the redemption of all the $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by ANDX. The notes were redeemed on January 15, 2021 at a price equal to 102.625 percent of the principal amount.

As of December 31, 2020, we had $20.35 billion in aggregate principal amount of senior notes outstanding. The increase compared to year-end 2019 resulted primarily from the issuance of an additional $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion of 2.650 percent senior notes due August 2030, offset by the redemption of $1.75 billion aggregate principal amount of senior notes, as discussed below.

On August 18, 2020 MPLX issued $3 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030 (collectively, the “August 2020 New Senior Notes”). The August 2020 New Senior Notes were offered at a price to the public of 99.785 percent and 99.913 percent of par, respectively. Interest on each series of notes in the August 2020 New Senior Notes is payable semi-annually in arrears, commencing on March 1, 2021 for the senior notes due March 2026 and commencing on February 15, 2021 for the senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement, to repay the $1.0 billion aggregate principal amount of floating rate notes due September 2021, to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, $69 million of which was issued by ANDX, and to redeem the $300 million aggregate principal amount of 6.250 percent senior notes due October 2022, $34 million of which was issued by ANDX. Proceeds were also used to reduce amounts outstanding under the MPLX Credit Agreement at the time.

MPC Loan Agreement

MPLX is party to a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion. In connection with the Merger, on July 31, 2019, MPLX and MPC Investment entered into a second amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The loan agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to the maturity date. Borrowings under the MPC Loan Agreement prior to July 31, 2019 bore interest at LIBOR plus 1.50 percent, while borrowings as of and after July 31, 2019 will bear interest at the one-month LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement. Activity on the MPC Loan Agreement for 2020 was as follows:

(In millions, except %)	December 31, 2020
Borrowings	$6,264
Average interest rate of borrowings	2.278%
Repayments	$6,858
Outstanding balance at end of period	$—

For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 6 and Note 17.

Our intention is to maintain an investment grade credit profile. As of February 1, 2021, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (negative outlook)
Fitch	BBB (negative outlook)
Standard & Poor’s	BBB (negative outlook)

The ratings shown above reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings could, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement, which may limit our flexibility to obtain future financing.

Our liquidity totaled $4.8 billion at December 31, 2020, consisting of:

	December 31, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility expiring 2024	$3,500	$(175)	$3,325
MPC Loan Agreement	1,500	—	1,500
Total	$5,000	$(175)	4,825
Cash and cash equivalents			15
Total liquidity			$4,840

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facilities and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations and quarterly cash distributions. Our material future obligations include interest on debt, payments of debt principal, purchase obligations including contracts to acquire PP&E and our operating leases and service agreements. We may also, from time to time repurchase notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate and execute unit repurchases under our unit repurchase program

MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

The following table summarizes the changes in the number of units outstanding through December 31, 2020:

(In units)	Common	General Partner	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards	348,387	140	348,527
Contribution of Refining Logistics and Fuels Distribution	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at December 31, 2018	794,089,518	—	794,089,518
Unit-based compensation awards	288,031	—	288,031
Issuance of units in connection with the Merger	262,829,592	—	262,829,592
Conversion of Series A preferred units	1,148,330	—	1,148,330
Balance at December 31, 2019	1,058,355,471	—	1,058,355,471
Unit-based compensation awards	478,438	—	478,438
Units redeemed in unit repurchase program	(1,473,843)	—	(1,473,843)
Wholesale Exchange	(18,582,088)	—	(18,582,088)
Balance at December 31, 2020	1,038,777,978	—	1,038,777,978

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

The Series A preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to Series A preferred unitholders during the years ended December 31, 2020, 2019 and 2018 were $81 million, $81 million and $71 million, respectively.

On September 20, 2019, certain holders exercised their right to convert a total of 1.2 million Series A preferred units into common units. As a result of the transaction, approximately 29.6 million Series A preferred units remain outstanding as of December 31, 2020.

Series B Preferred Units - Prior to the Merger, ANDX issued 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. Upon completion of the Merger, the ANDX preferred units converted to preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX. The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually through February 15, 2023, and quarterly thereafter. Distributions paid to Series B preferred unitholders during the year ended December 31, 2020 and 2019 were $41 million and $21 million, respectively.

ATM Program

On March 13, 2018, MPLX entered into a Third Amended and Restated Distribution Agreement, which provided for the at-the-market issuances of common units having an aggregate offering price of up to approximately $1.7 billion, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings. There were no issuances made under the ATM Program during the years ended December 31, 2020, 2019 or 2018.

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. During the year ended December 31, 2020, 1,473,843 public common units had been repurchased at an average cost of $22.29 per unit. Total cash paid for units repurchased during the year was $33 million with $967 million outstanding under the program for future repurchases as of December 31, 2020.

Distributions

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $273 million per quarter, or $1,091 million per year, based on the number of common units outstanding. On January 28, 2021, we announced that the board of directors of our general partner had declared a distribution of $0.6875 per common unit, consistent with distributions made for each quarter since the fourth quarter of 2019. The distribution was paid on February 12, 2021 to common unitholders of record on February 8, 2021. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2020, 2019 and 2018. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data - Note 7.

(In millions, except per unit data)	2020	2019	2018
Distribution declared:
Limited partner common units - public	$1,079	$988	$732
Limited partner common units - MPC	1,793	1,647	1,253
Total GP & LP distribution declared	2,872	2,635	1,985
Series A preferred units	81	81	75
Series B preferred units	41	42	—
Total distribution declared	$2,994	$2,758	$2,060
Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.6875	$0.6575	$0.6175
Quarter ended June 30,	0.6875	0.6675	0.6275
Quarter ended September 30,	0.6875	0.6775	0.6375
Quarter ended December 31,	0.6875	0.6875	0.6475
Year ended December 31,	$2.7500	$2.6900	$2.5300

The distribution on common units for the year ended December 31, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above include second quarter 2019 distributions on MPLX common units issued to former ANDX unitholders in connection with the Merger. MPC waived $12.5 million in quarterly distributions under the terms of ANDX's historical partnership agreement, which was instituted in 2017 and was to remain in effect through 2019, the original term of the waiver agreement. As such, the distributions on common units exclude $12.5 million of waived distributions for the three months ended December 31, 2019 and $37.5 million of waived distributions for the year ended December 31, 2019. Also included in the table above is $21 million of distributions on the Series B preferred units subsequent to the Merger as well as $21 million of distributions on the Series B units prior to the Merger and declared and paid by MPLX during the third quarter of 2019.

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

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2020	2019	2018
Capital expenditures(1):
Growth capital expenditures	$778	$2,000	$2,071
Growth capital reimbursements	(4)	(21)	(16)
Investments in unconsolidated affiliates	266	713	341
Return of capital	(123)	(18)	(16)
Contributions from noncontrolling interests	—	(95)	(11)
Capitalized interest	(39)	(51)	(37)
Total growth capital expenditures	878	2,528	2,332

Maintenance capital expenditures	161	262	175
Maintenance capital reimbursements	(46)	(53)	(8)
Total maintenance capital expenditures	115	209	167

Total growth and maintenance capital expenditures	993	2,737	2,499
Investments in unconsolidated affiliates(2)	(266)	(713)	(341)
Return of capital(2)	123	18	16
Contributions from noncontrolling interests(3)	—	95	11
Growth and maintenance capital reimbursements(4)	50	74	24
Decrease/(increase) in capital accruals	244	146	(135)
Capitalized interest	39	51	37
Additions to property, plant and equipment, net(2)	$1,183	$2,408	$2,111
(1)    Includes capital expenditures of the Predecessor for all periods presented.
(2)     Investments in unconsolidated affiliates, return of capital and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(3)     Contributions from noncontrolling interests are shown as separate line within financing activities in the Consolidated Statements of Cash Flows.
(4)     Growth and maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.

For 2021, we announced a growth and maintenance capital plan of $800 million and $165 million, respectively. Our capital plans are focused on investments in projects that deliver the highest returns as we continue to optimize our assets. The L&S growth capital plan includes investments in the Wink to Webster and Whistler pipelines, which are focused on crude oil and natural gas logistics systems to transport products from the Permian to the U.S. Gulf Coast and increase our export capabilities. This provides for additional flexibility and competitive advantages in how we operate our assets as these projects further enhance our L&S segment full value chain capture. The G&P segment growth capital plan includes the addition of approximately 400 MMcf/d of processing capacity at two gas processing plants, one in the Marcellus region, which is expected to be completed in 2021, and one in the Southwest region, which is expected to be completed in 2022. We continuously evaluate our capital plan and make changes as conditions warrant.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2020:

(In millions)	Total	2021	2022-2023	2024-2025	Later Years
Bank revolving credit facility(1)	$202	$8	$15	$179	$—
Floating rate senior notes(1)	1,023	14	1,009	—	—
Long-term debt(1)(2)	30,608	1,554	3,541	4,163	21,350
Finance lease obligations	18	3	4	2	9
Operating leases(3)	1,030	90	152	82	706
Contracts to acquire property, plant & equipment(4)	156	97	59	—	—
Natural gas purchase obligations(5)	13	7	6	—	—
Transportation and terminalling(6)	1,065	103	271	270	421
Other long-term liabilities reflected on the Consolidated Balance Sheets:
AROs(7)	29	—	—	—	29
Other contracts(8)(9)	2,982	107	155	134	2,586
Total contractual cash obligations	$37,126	$1,983	$5,212	$4,830	$25,101
(1)Amounts represent outstanding borrowings at December 31, 2020, plus any commitment and administrative fees and interest.
(2)The 2021 column includes $750 million of long-term debt due within one year related to our 5.25 percent Senior Notes due on January 15, 2025, which were redeemed on January 15, 2021. See Item 8. Financial Statements and Supplementary Data – Note 17 for further discussion.
(3)Amounts relate primarily to facilities and equipment under leases, including ground leases, building space, office and field equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 22 for further discussion about our lease obligations.
(4)Represents purchase orders and contracts related to the purchase or build out of property, plant and equipment.
(5)Natural gas purchase obligations consist primarily of a purchase agreement with a producer in our Southern Appalachia Operations. The contract provides for the purchase of keep-whole volumes at a specific price and is a component of a broader regional arrangement. The contract price is designed to share a portion of the frac spread with the producer and as a result, the amounts reflected for the obligation exceed the cost of purchasing the keep-whole volumes at a market price. The contract is considered an embedded derivative (see Item 8. Financial Statements and Supplementary Data – Note 16 for the fair value of the frac spread sharing component). We use the estimated future frac spreads as of December 31, 2020 for calculating this obligation. The counterparty to the contract has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five-year terms after 2022, which is not included in the natural gas purchase obligations line item.
(6)Represents transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which will range from four to 12 years. We expect to pass any minimum payment commitments through to producer customers. Minimum fees due under transportation agreements do not include potential fee increases as required by FERC.
(7)Excludes estimated accretion expense of $26 million. The total amount to be paid is approximately $55 million.
(8)Other contracts include various service agreements and easements including right of way obligations.
(9)MPC incurs costs on our behalf related to reimbursable refining logistics projects under the Co-location Agreements, and we will reimburse MPC based on actual purchase obligations up to a certain dollar amount. The estimate of these payments due in 2021 are not included in the table above, as the amounts incurred during 2021 are billed to MPLX monthly, one month in arrears.

In addition to the obligations included in the table above, we have omnibus agreements and employee agreements with MPC. The omnibus agreements with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us.

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

MPLX has various employee agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our L&S and G&P segments’ operations.

We incurred $1,647 million of costs under the omnibus and employee agreements for 2020, which is inclusive of restructuring expenses of $37 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, our off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Item 8. Financial Statements and Supplementary Data – Note 23. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

Effects of Inflation

Inflation did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 or 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire, build or replace property, plant and equipment. It may also increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along all or a portion of increased costs to our customers in the form of higher fees.

TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2020, MPC owned our general partner and an approximate 62.3 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined petroleum products via pipeline, truck or marine as well as terminal services, storage services and fuels distribution and marketing services, among other. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. We believe that transactions with related parties are conducted under terms comparable to those with unrelated parties. For further discussion of agreements and activity with MPC and related parties see Item 1. Business and Item 8. Financial Statements and Supplementary Data – Note 6.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes, and excluding losses for impairment of equity method investments, MPC accounted for 55 percent, 53 percent and 48 percent of our total revenues and other income for 2020, 2019 and 2018, respectively. Of our total costs and expenses, excluding impairment expense, MPC accounted for 30 percent, 30 percent and 27 percent for 2020, 2019 and 2018, respectively.

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

(In millions, except %)	2020	2019	2018
Capital	$26	$39	$29
Percent of total capital expenditures	3%	2%	1%
Compliance:
Operating and maintenance	$24	$40	$35
Remediation(1)	4	10	9
Total	$28	$50	$44
(1)These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash accruals for environmental remediation.

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

Our environmental capital expenditures are expected to approximate $18 million in 2021. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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
The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:
•Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.
•Level 3 - Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

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
Significant uses of fair value measurements include:
•assessment of impairment of long-lived assets, intangible assets, goodwill and equity method investments;
•assessment of values for assets in implicit leases;
•recorded values for assets acquired and liabilities assumed in connection with acquisitions; and
•recorded values of derivative instruments.

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
•Future Operating Performance. Our estimates of future operating performance are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions as well as commodity prices. Such estimates are consistent with those used in our planning and capital investment reviews.
•Future volumes. Our estimates of future throughput of crude oil, natural gas, NGL and refined product volumes are based on internal forecasts and depend, in part, on assumptions about our customers’ drilling activity which is inherently subjective and contingent upon a number of variable factors (including future or expected pricing considerations), many of which are difficult to forecast. Management considers these volume forecasts and other factors when developing our forecasted cash flows.
•Discount rate commensurate with the risks involved. We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk,

regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.
•Future capital requirements. These are based on authorized spending and internal forecasts.

Assumptions about the effects of the COVID-19 pandemic and the macroeconomic environment are inherently subjective and contingent upon the duration of the pandemic and its impact on the macroeconomic environment, which is difficult to forecast. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.

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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Item 8. Financial Statements and Supplementary Data – Note 1. The cash flows associated with these assets were significantly impacted by forecasted volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group had a carrying value in excess of the fair value of its underlying assets. As a result, an impairment of $174 million of property, plant and equipment and $177 million of intangibles was recorded to “Impairment expense” on the Consolidated Statements of Income for the first quarter of 2020. Fair value of our PP&E was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. We have five reporting units, three of which have goodwill allocated to them. A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, without exceeding the recorded amount of goodwill.

At December 31, 2020, MPLX had three reporting units with goodwill totaling approximately $7.7 billion. For the annual impairment assessment as of November 30, 2020, management performed only a qualitative assessment for one reporting unit as we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. A quantitative assessment was last performed on this reporting unit at March 31, 2020 which indicated fair value exceeded carrying value by approximately 270 percent. A quantitative assessment was performed for the remaining two reporting units, which resulted in the fair value of the reporting units exceeding their carrying value by nine percent and 42 percent. The reporting unit whose fair value exceeded its carrying amount by nine percent, our Crude Gathering Reporting unit, had goodwill totaling $1.1 billion at December 31, 2020. The excess fair value over carrying value for this reporting unit is consistent with prior assessments. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of November 30, 2020.

See Item 8. Financial Statements and Supplementary Data - Note 1 for a description of the effects that the outbreak of COVID-19 and its development into a pandemic and the decline in commodity prices have had on our business. Due to these developments in the first quarter of 2020, we performed impairment assessments as discussed further below.

As a result of the events noted above, we performed an impairment assessment as of March 31, 2020, and as a result, MPLX recorded an impairment of $1.8 billion in the first quarter of 2020 related to our Eastern G&P reporting unit within the G&P operating segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from our producer customers. The interim impairment assessment of the remaining reporting units with goodwill resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. The reporting unit whose fair value exceeded its carrying amount by 8.5 percent, our Crude Gathering reporting unit, had goodwill totaling $1.1 billion at March 31, 2020. The operations that make up this reporting unit were acquired through the Merger. MPC accounted for its October 1, 2018 acquisition of Andeavor (through which it acquired control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019 and has been treated as a common control transaction, which required the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had had fair values exceeding carrying values of less than 20 percent.

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

Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we assessed certain of our equity method investments for impairment as a result of a number of first quarter events and circumstances as discussed in Item 8. Financial Statements and Supplementary Data - Note 1. As a result, we recorded an other than temporary impairment for three joint ventures in which we have an interest. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At December 31, 2020 we had $4,036 million of equity method investments recorded on the Consolidated Balance Sheets.

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
We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2022. The customer has the unilateral option to extend the agreements for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative which is a Level 3 financial instrument and is appropriately adjusted for non-performance risk (the “Natural Gas Embedded Derivative”). The significant unobservable input to the valuation of the Natural Gas Embedded Derivative relates to commodity prices. Third-party forward price curves are not available after 2024, which requires us to extrapolate NGL and natural gas prices.

A ten percent difference in the estimated fair value of the Natural Gas Embedded Derivative at December 31, 2020 would have affected income before taxes by $6.3 million for the year ended December 31, 2020. If the commodity prices for the Natural Gas Embedded Derivative were changed such that the fractionation spread changed by approximately ten percent, the liability would change by approximately $8.5 million as of December 31, 2020. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data - Note 15 and Note 16. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Variable Interest Entities
We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. When we conclude that we hold an interest in a VIE, we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE. We consolidate any VIE when we determine that we are the primary beneficiary. We must disclose the nature of any interests in a VIE that is not consolidated.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2020, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into; such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

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

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of December 31, 2020 and 2019, the estimated fair value of this contract was a liability of $63 million and $60 million, respectively.

Open Derivative Positions and Sensitivity Analysis

The estimated fair value of our Level 2 and 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a ten percent difference in our estimated fair value of Level 2 and 3 commodity derivatives (excluding embedded derivatives) as of December 31, 2020 would not have affected income before income taxes for the year ended December 31, 2020, given we had no open commodity derivative contracts during the year. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2019(1)	Change in Fair Value (2)	Change in Income before income taxes for the Year Ended December 31, 2019 (3)
Long-term debt (including amounts due within one year)
Fixed-rate	$21,775	$2,050	N/A
Variable-rate	$1,176	$17	$26
(1)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2020.
(3)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2020.

At December 31, 2020, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including our floating rate senior notes and our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit or loan facilities, but may affect our results of operations and cash flows. As of December 31, 2020, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

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

/s/ Michael J. Hennigan	/s/ Pamela K.M. Beall	/s/ C. Kristopher Hagedorn
Michael J. Hennigan Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Pamela K.M. Beall Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Michael J. Hennigan	/s/ Pamela K.M. Beall
Michael J. Hennigan Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	Pamela K.M. Beall Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Tests - Crude Gathering and Eastern Gathering and Processing Reporting Units

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $7,657 million as of December 31, 2020, which includes goodwill associated with the Crude Gathering reporting unit of $1.1 billion. As disclosed by management, the Company recorded an impairment charge of $1,814 million in the first quarter of 2020 related to the Eastern Gathering and Processing reporting unit, which brought the amount of goodwill recorded within this reporting unit to zero. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. During the first quarter of 2020, management performed an interim impairment assessment as a result of the overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in the MPLX unit price. The fair value of each reporting unit is determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements.

The principal considerations for our determination that performing procedures relating to the goodwill impairment tests of the Company’s Crude Gathering and Eastern Gathering and Processing reporting units is a critical audit matter are the significant judgment by management when estimating the fair value of the reporting units, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the estimation of the fair value of the Crude Gathering and Eastern Gathering and Processing reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the income and market approaches used; testing the completeness and accuracy of underlying data used by management in the approaches; and evaluating the reasonableness of the significant assumption related to future volumes. Professionals with specialized skill and knowledge were utilized to assist in evaluating the appropriateness of the Company’s income and market approaches. Evaluating the assumption related to future volumes involved (i) considering whether the assumption used was reasonable considering past performance of each reporting unit, producer customers’ historical and future production volumes, and industry outlook reports, and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.

Equity Method Investment Impairment Test - MarkWest Utica EMG, L.L.C.

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated equity method investment balance was $4,036 million as of December 31, 2020, which included a balance of $698 million related to MarkWest Utica EMG, L.L.C. During the first quarter of 2020, the Company recorded an impairment charge of $1,251 million related to MarkWest Utica EMG, L.L.C. As disclosed by management, equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. The overall deterioration in the economy and the environment in which MPLX and its customers operate were considered triggering events, and management performed an impairment test in the first quarter of 2020, in which there was a reduction in forecasted volumes processed by the systems operated by MarkWest Utica EMG, L.L.C. The fair value of the investment is determined using a discounted cash flow method, an income approach. Significant assumptions used to estimate the fair value include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate.

The principal considerations for our determination that performing procedures relating to the impairment test of the Company’s equity method investment in MarkWest Utica EMG, L.L.C. is a critical audit matter are the significant judgment by management when estimating the fair value of the investment, which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s equity method investment impairment test, including controls over the estimation of the fair value of the investment in MarkWest Utica EMG, L.L.C. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow method; testing the completeness and accuracy of underlying data used by management in the method; and evaluating the reasonableness of the significant assumption related to future volumes. Evaluating the assumption related to future volumes involved (i) considering whether the assumption used was reasonable considering past performance of MarkWest Utica EMG, L.L.C., producer customers’ historical and future production volumes, and industry outlook reports, and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 26, 2021

We have served as the Company’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2020	2019	2018
Revenues and other income:
Service revenue	$2,397	$2,498	$1,856
Service revenue - related parties	3,580	3,455	2,404
Service revenue - product related	155	140	220
Rental income	398	388	352
Rental income - related parties	952	1,196	846
Product sales	636	806	887
Product sales - related parties	128	142	87
(Loss)/income from equity method investments	(936)	290	247
Other income	5	12	7
Other income - related parties	254	114	99
Total revenues and other income	7,569	9,041	7,005
Costs and expenses:
Cost of revenues (excludes items below)	1,326	1,489	1,096
Purchased product costs	539	686	824
Rental cost of sales	135	141	135
Rental cost of sales - related parties	160	165	31
Purchases - related parties	1,116	1,231	925
Depreciation and amortization	1,377	1,254	867
Impairment expense	2,165	1,197	—
General and administrative expenses	378	388	316
Restructuring expenses	37	—	—
Other taxes	125	113	83
Total costs and expenses	7,358	6,664	4,277
Income from operations	211	2,377	2,728
Related party interest and other financial costs	5	11	5
Interest expense (net of amounts capitalized of $39 million, $51 million and $37 million, respectively)	829	851	590
Other financial costs	62	53	119
(Loss)/income before income taxes	(685)	1,462	2,014
Provision for income taxes	2	—	8
Net (loss)/income	(687)	1,462	2,006
Less: Net income attributable to noncontrolling interests	33	28	16
Less: Net income attributable to Predecessor	—	401	172
Net (loss)/income attributable to MPLX LP	(720)	1,033	1,818
Less: Series A preferred unit distributions	81	81	75
Less: Series B preferred unit distributions	41	17	—
Limited partners’ interest in net (loss)/income attributable to MPLX LP	$(842)	$935	$1,743
Per Unit Data (See Note 7)
Net (loss)/income attributable to MPLX LP per limited partner unit:
Common - basic	$(0.80)	$1.00	$2.29
Common - diluted	$(0.80)	$1.00	$2.29
Weighted average limited partner units outstanding:
Common - basic	1,051	906	761
Common - diluted	1,051	907	761
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2020	2019	2018
Net (loss)/income	$(687)	$1,462	$2,006
Other comprehensive (loss)/income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	1	(2)
Comprehensive (loss)/income	(687)	1,463	2,004
Less comprehensive income attributable to:
Noncontrolling interests	33	28	16
Income attributable to Predecessor	—	401	172
Comprehensive (loss)/income attributable to MPLX LP	$(720)	$1,034	$1,816

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15	$15
Receivables, net	452	593
Current assets - related parties	677	656
Inventories	118	110
Other current assets	65	110
Assets held for sale	188	—
Total current assets	1,515	1,484
Equity method investments	4,036	5,275
Property, plant and equipment, net	21,218	22,145
Intangibles, net	959	1,270
Goodwill	7,657	9,536
Right of use assets, net	309	365
Noncurrent assets - related parties	672	303
Other noncurrent assets	48	52
Total assets	36,414	40,430
Liabilities
Current liabilities:
Accounts payable	152	242
Accrued liabilities	194	187
Current liabilities - related parties	356	1,008
Accrued property, plant and equipment	84	283
Long-term debt due within one year	764	9
Accrued interest payable	222	210
Operating lease liabilities	63	66
Other current liabilities	150	127
Liabilities held for sale	101	—
Total current liabilities	2,086	2,132
Long-term deferred revenue	314	217
Long-term liabilities - related parties	283	290
Long-term debt	19,375	19,704
Deferred income taxes	12	12
Long-term operating lease liabilities	244	302
Deferred credits and other liabilities	115	192
Total liabilities	22,429	22,849
Commitments and contingencies (see Note 23)
Series A preferred units	968	968
Equity
Common unitholders - public (391 million and 392 million units issued and outstanding)	9,384	10,800
Common unitholder - MPC (647 million and 666 million units issued and outstanding)	2,792	4,968
Series B preferred units (.6 million and .6 million units issued and outstanding)	611	611
Accumulated other comprehensive loss	(15)	(15)
Total MPLX LP partners’ capital	12,772	16,364
Noncontrolling interests	245	249
Total equity	13,017	16,613
Total liabilities, preferred units and equity	$36,414	$40,430
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2020	2019	2018
(Decrease)/increase in cash, cash equivalents and restricted cash
Operating activities:
Net (loss)/income	$(687)	$1,462	$2,006
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	61	42	55
Depreciation and amortization	1,377	1,254	867
Impairment expense	2,165	1,197	—
Deferred income taxes	(1)	(2)	8
Asset retirement expenditures	—	(1)	(7)
Loss/(Gain) on disposal of assets	4	(6)	3
Loss/(income) from equity method investments	936	(290)	(247)
Distributions from unconsolidated affiliates	459	525	412
Changes in:
Current receivables	62	17	(104)
Inventories	(12)	(9)	(5)
Fair value of derivatives	3	2	(10)
Current accounts payable and accrued liabilities	36	(59)	88
Current assets/current liabilities - related parties	8	(163)	(61)
Right of use assets/operating lease liabilities	(5)	4	—
Deferred revenue	112	100	61
All other, net	3	9	5
Net cash provided by operating activities	4,521	4,082	3,071
Investing activities:
Additions to property, plant and equipment	(1,183)	(2,408)	(2,111)
Acquisitions, net of cash acquired	—	6	(451)
Disposal of assets	56	30	8
Investments in unconsolidated affiliates	(266)	(713)	(341)
Distributions from unconsolidated affiliates - return of capital	123	18	16
All other, net	8	4	1
Net cash used in investing activities	(1,262)	(3,063)	(2,878)
Financing activities:
Long-term debt - borrowings	6,810	9,174	13,476
- repayments	(6,414)	(7,924)	(6,946)
Related party debt - borrowings	6,264	9,313	3,962
- repayments	(6,858)	(8,719)	(4,347)
Debt issuance costs	(25)	(20)	(76)
Unit repurchases	(33)	—	—
Distributions to Series A preferred unitholders	(81)	(81)	(71)
Distributions to Series B preferred unitholders	(41)	(21)	—
Distributions to MPC for acquisitions	—	—	(4,111)
Distributions to unitholders and general partner	(2,884)	(2,435)	(1,819)
Distributions to common and Series B preferred unitholders from Predecessor	—	(502)	(239)
Distributions to noncontrolling interests	(37)	(30)	(17)
Contributions from MPC	50	74	41
Contributions from noncontrolling interests	—	95	11
All other, net	(10)	(13)	19
Net cash used in financing activities	(3,259)	(1,089)	(117)
Net (decrease)/increase in cash, cash equivalents and restricted cash	—	(70)	76
Cash, cash equivalents and restricted cash at beginning of period	15	85	9
Cash, cash equivalents and restricted cash at end of period	$15	$15	$85
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity

	Partnership
(In millions)	Common Unit-holder Public	Common Unit-holder MPC	Series B Preferred Unit-holders	General Partner MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Equity of Predecessor	Total
Balance at December 31, 2017	$8,379	$2,099	$—	$(637)	$(14)	$146	$—	$9,973
Net income (excludes amounts attributable to Series A preferred units)	667	1,076	—	—	—	16	172	1,931
Allocation of MPC's net investment at acquisition	—	5,172	—	(4,126)	—	—	(1,046)	—
Conversion of GP economic interests	—	(7,926)	—	7,926	—	—	—	—
Distributions to:
MPC for acquisition	—	(936)	—	(3,164)	—	—	—	(4,100)
Unitholders and general partner	(722)	(1,097)	—	—	—	—	(239)	(2,058)
Noncontrolling interests	—	—	—	—	—	(17)	—	(17)
Contributions from:
MPC	—	—	—	—	—	—	11,980	11,980
Noncontrolling interests	—	—	—	—	—	11	—	11
Other	12	—	—	1	(2)	—	—	11
Balance at December 31, 2018	8,336	(1,612)	—	—	(16)	156	10,867	17,731
Net income (excludes amounts attributable to Series A preferred units)	340	595	17	—	—	28	401	1,381
Allocation of MPC's net investment at acquisition	2,983	7,199	615	—	—	—	(10,797)	—
Conversion of Series A preferred units	36	—	—	—	—	—	—	36
Distributions to:
Unitholders and general partner	(907)	(1,529)	(21)	—	—	—	(502)	(2,959)
Noncontrolling interests	—	—	—	—	—	(30)	—	(30)
Contributions from:
MPC	—	315	—	—	—	—	31	346
Noncontrolling interests	—	—	—	—	—	95	—	95
Other	12	—	—	—	1	—	—	13
Balance at December 31, 2019	10,800	4,968	611	—	(15)	249	—	16,613
Net income (excludes amounts attributable to Series A preferred units)	(307)	(535)	41	—	—	33	—	(768)
Unit repurchases	(33)	—	—	—	—	—	—	(33)
Distributions to:
Unitholders and general partner	(1,082)	(1,799)	(41)	—	—	—	—	(2,922)
Noncontrolling interests	—	—	—	—	—	(37)	—	(37)
Contributions from:
MPC	—	261	—	—	—	—	—	261
Wholesale Exchange	—	(102)	—	—	—	—	—	(102)
Other	6	(1)	—	—	—	—	—	5
Balance at Balance at December 31, 2020	$9,384	$2,792	$611	$—	$(15)	$245	$—	$13,017

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation (“MPC”) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. We are engaged in the transportation, storage and distribution of crude oil, asphalt and refined petroleum products; the gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio. MPLX was formed on March 27, 2012 as a Delaware limited partnership and completed its initial public offering on October 31, 2012.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil, asphalt and refined petroleum products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 10 for additional information regarding the operations and results of these segments.

On July 31, 2020, MPLX completed the exchange of Western Refining Wholesale, LLC (WRW”) to Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW (the “Wholesale Exchange”). See Note 4 for additional information regarding the Wholesale Exchange. These financial statements include the results of WRSW through July 31, 2020.

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

During the first quarter of 2020, the overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in unit price, were considered triggering events resulting in impairments of the carrying value of certain assets. We recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers refined and updated production forecasts in response to the current environment, which impacted their current and expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which have experienced increased volatility as noted above. The table below provides information related to the impairments recognized during the first quarter of 2020 as well as the corresponding footnote where additional information can be found. No additional events or circumstances arose during the remainder of the year which would indicate the need for any additional impairment beyond those recognized during the first quarter.

(In millions)	Impairment	Footnote Reference
Goodwill	$1,814	14
Equity method investments	1,264	5
Intangibles, net	177	14
Property, plant and equipment, net	174	13
Total impairments	$3,429

Basis of Presentation – The accompanying consolidated financial statements of MPLX have been prepared in accordance with GAAP. The consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as “Noncontrolling interests” on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in a VIE in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

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

MPLX enters into a variety of contract types in order to generate “Product sales” and “Service revenue.” MPLX provides services under the following types of arrangements:

•Fee-based arrangements – Under fee-based arrangements, MPLX receives a fee or fees for one or more of the following services: gathering, processing and transportation of natural gas; gathering, transportation, fractionation, exchange and storage of NGLs; and transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products. The revenue MPLX earns from these arrangements is generally directly related to the volume of natural gas,

NGLs, refined products or crude oil that is handled by or flows through MPLX’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, MPLX’s arrangements provide for minimum annual payments or fixed demand charges.
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
•Percent-of-proceeds arrangements – Under percent-of-proceeds arrangements, MPLX: gathers and processes natural gas on behalf of producers; sells the resulting residue gas, condensate and NGLs at market prices; and remits to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, MPLX delivers an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sells the volumes MPLX retains to third parties or related parties. Revenue is recognized on a net basis when MPLX acts as an agent and does not have control of the gross amount of gas and/or NGLs prior to it being sold. Percent-of-proceeds revenue is reported as “Service revenue - product related” on the Consolidated Statements of Income.
•Keep-whole arrangements – Under keep-whole arrangements, MPLX gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, MPLX must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require MPLX to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. “Service revenue - product related” is recorded based on the value of the NGLs received on the date the services are performed. Natural gas purchased to return to the producer and shared NGL profits are recorded as a reduction of “Service revenue - product related” on the Consolidated Statements of Income on the date the services are performed. Sales of NGLs under these arrangements are reported as “Product sales” on the Consolidated Statements of Income and are reported on a gross basis as MPLX is the principal in the arrangement and controls the product prior to sale. The sale of the NGLs may occur shortly after services are performed at the tailgate of the plant, or after a period of time as determined by MPLX.
•Purchase arrangements – Under purchase arrangements, MPLX purchases natural gas at either the wellhead or the tailgate of a plant. MPLX then gathers and delivers the natural gas to pipelines where MPLX may resell the natural gas. Wellhead purchase arrangements represent an arrangement with a supplier and are recorded in “Purchased product costs.” Often, MPLX earns fees for services performed prior to taking control of the product in these arrangements and “Service revenue” is recorded for these fees. Revenue generated from the sale of product obtained in tailgate purchase arrangements is reported as “Product sales” on the Consolidated Statements of Income and is recognized on a gross basis as MPLX purchases and takes control of the product prior to sale and is the principal in the transaction.

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

Leases – As part of the adoption of ASU No. 2016-02, Leases (“ASC 842”), we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We also elected the practical expedient to not recognize short-term leases on the balance sheet, the practical expedient related to right of way permits and land easements which allows us to carry forward our accounting treatment for those existing agreements, and the practical expedient to combine lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements and boat and barge equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.

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

As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 22 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur. The net investment in a sales-type lease is recorded within “Current assets - related parties” and “Noncurrent assets - related parties” on the Consolidated Balance Sheets and is comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. Management assesses the net investment in sales-type leases for recoverability quarterly.

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
Total goodwill at December 31, 2020 was $7.7 billion and no impairment was recorded as a result of our November 30, 2020 annual goodwill impairment analysis. As a result of MPLX’s interim goodwill impairment analysis at March 31, 2020 and annual goodwill impairment analysis at November 30, 2019, we recorded impairment charges of approximately $1.8 billion and $1.2 billion, respectively. See Note 14 for further details.

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

MPLX believes the equity method is an appropriate means for it to recognize increases or decreases measured by GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. MPLX uses evidence of a loss in value to identify if an investment has an other than a temporary decline. During the first quarter of 2020, MPLX recorded an other than temporary impairment for three joint ventures totaling $1,264 million, of which $1,251 million was related to MarkWest Utica EMG and its investment in Ohio Gathering Company, L.L.C. The impairments were recorded through “Income from equity method investments”. The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures.

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

During the years ended December 31, 2020, 2019 and 2018, MPLX did not elect hedge accounting for any derivatives. MPLX has elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power and the sale of some commodities.

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

Fair Value Measurement – Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the fair value hierarchy established by GAAP, which classifies the inputs used to measure fair value into Level 1, Level 2 or Level 3. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The methods and assumptions utilized may produce a fair value that may not be realized in future periods upon settlement. Furthermore, while MPLX believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For further discussion, see Note 15.

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

Performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards. Equity-classified performance units with a market condition use a Monte Carlo valuation model to calculate a grant date fair value of market conditions. Equity-classified performance units with a performance condition are valued based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

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

Distributions – In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders based on a fixed distribution schedule, as discussed in Notes 8 and 9, and subsequently allocated to the general partner and limited partner unitholders. Distributions, although earned, are not accrued as a liability until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described below.

Net Income Per Limited Partner Unit – MPLX uses the two-class method when calculating the net income per unit applicable to limited partners, because there is more than one class of participating security. The classes of participating securities include common units, Series A and Series B preferred units and certain equity-based compensation awards.

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

In preparing net income per limited partner units, during periods in which a net loss attributable to MPLX is reported or periods in which the total distributions exceed the reported net income attributable to MPLX’s unitholders, the amount allocable to certain equity-based compensation awards is based on actual distributions to the equity-based compensation awards. Diluted earnings per unit is calculated by dividing net income attributable to MPLX’s common unitholders, after deducting amounts allocable to other participating securities, by the weighted average number of common units and potential common units outstanding during the period. Potential common units are excluded from the calculation of diluted earnings per unit during periods in which net income attributable to MPLX’s unitholders, after deducting amounts that are allocable to the outstanding equity-based compensation awards and preferred units, is a loss, as the impact would be anti-dilutive.

Business Combinations – MPLX recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. Depending on the nature of the transaction, management may engage an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interests, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, MPLX will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interests, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, certain commodity prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. Acquisition-related costs are expensed as incurred in connection with each business combination.

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

3. Accounting Standards

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
We are exposed to credit losses, primarily as a result of the midstream services that we provide. We assess each customer’s ability to pay through our credit review process, which considers various factors such as external credit ratings; a review of financial statements to determine liquidity, leverage, trends and business specific risks; market information; pay history and our business strategy. We monitor our ongoing credit exposure through timely review of customer payment activity. At December 31, 2020, we reported $452 million of third-party accounts receivable, net of allowances of $1 million

We also adopted the following ASUs during 2020, which did not have a material impact to our financial statements or financial statement disclosures:

ASU	Topic	Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	April 1, 2020

4. Acquisitions and Dispositions

Javelina Held-for-Sale

On December 23, 2020, MarkWest Energy Operating Company, L.L.C., (“MarkWest Energy”) a wholly owned subsidiary of MPLX, entered into an Equity Purchase Agreement with a third party under which MarkWest Energy has agreed to sell all of MarkWest Energy’s equity interests in MarkWest Javelina Company L.L.C., MarkWest Javelina Pipeline Company L.L.C., and MarkWest Gas Services L.L.C. (collectively, “Javelina”). This agreement includes adjustments for working capital as well as an earnout provision based on the performance of the assets. This sale was closed on February 12, 2021. Javelina’s assets and liabilities to be sold are shown on the Consolidated Balance Sheet as “Assets held for sale” and “Liabilities held for sale”, respectively, for the year ended December 31, 2020. Javelina is currently reported within the G&P segment.

Wholesale Exchange

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with WRSW, a wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in WRW in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX as described below. Per the terms of the Redemption Agreement, MPLX redeemed 18,582,088 common units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. MPLX canceled the Redeemed Units immediately following the Wholesale Exchange. The carrying value of the net assets of WRW transferred to MPC was approximately $90 million as of July 31, 2020, resulting in $250 million being recorded to “Common Unit-holder MPC” within the Consolidated Statements of Equity, netted against the fair value of the redeemed units. Included within the $90 million carrying value of the WRW net assets was approximately $65 million of goodwill.

Acquisition of Andeavor Logistics LP

On May 7, 2019, ANDX, Tesoro Logistics GP, LLC, then the general partner of ANDX, MPLX, MPLX GP LLC, the general partner of MPLX (“MPLX GP”), and MPLX MAX LLC, a wholly owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into ANDX. On July 30, 2019, the Merger was completed, and ANDX survived the Merger as a wholly owned subsidiary of MPLX. At the effective time of the Merger, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by certain affiliates of MPC were converted into the right to receive 1.0328 MPLX common units. See Note 8 for information on common units issued in connection with the Merger as well as Series B preferred units.

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

MPC accounted for its October 1, 2018 acquisition of Andeavor (through which it acquired control of ANDX) using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded by MPC at the acquisition date fair value. The Merger was closed on July 30, 2019, and the results of ANDX have been incorporated into the results of MPLX as of October 1, 2018, which is the date that common control was established. As a result of MPC’s relationship with both MPLX and ANDX, the Merger has been treated as a common control transaction, which requires the recasting of MPLX’s historical results and the recognition of assets acquired and liabilities assumed using MPC’s historical carrying value. The fair value of assets acquired and liabilities assumed shown below represents MPC’s historical carrying values as of October 1, 2018.

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

The amount of revenue and income from operations associated with the acquisition of the Mt. Airy Terminal included on the Consolidated Statement of Income since the September 26, 2018 acquisition date was not material to the financial statements. Assuming the acquisition had occurred on January 1, 2018, the consolidated pro forma results would not have been materially different from the reported results.

Refining Logistics and Fuels Distribution Acquisition

On February 1, 2018, MPC and MPLX LP closed on an agreement for the dropdown of refining logistics assets and fuels distribution services to MPLX LP. MPC contributed these assets and services in exchange for $4.1 billion in cash and a fixed number of MPLX LP common units and general partner units of 111,611,111 and 2,277,778, respectively. The fair value of the common and general partner units issued as of the acquisition date was $4.3 billion based on the closing common unit price as of February 1, 2018, as recorded on the Consolidated Statements of Equity, for a total purchase price of $8.4 billion. The equity issued consisted of: (i) 85,610,278 common units to MPLX GP, (ii) 18,176,666 common units to MPLX Logistics Holdings LLC and (iii) 7,824,167 common units to MPLX Holdings Inc. MPLX also issued 2,277,778 general partner units to MPLX GP in order to maintain its two general partner interest (“GP Interest”) in MPLX. MPC agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. As a result of this waiver, MPC did not receive $23.7 million of the distributions that would have otherwise accrued on such common units with respect to the first quarter 2018. Immediately following this transaction, the GP Interest was converted into a non-economic general partner interest as discussed in Note 8.

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

The amounts of revenue and income from operations associated with these investments included on the Consolidated Statements of Income, since the February 1, 2018 acquisition date, were as follows:

(In millions)	Twelve Months Ended December 31, 2018
Revenues and other income	$1,359
Income from operations	$874

5. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	December 31,	December 31,
(In millions, except ownership percentages)	2020	2020	2019
L&S
MarEn Bakken Company LLC(1)	25%	$465	$481
Illinois Extension Pipeline Company, L.L.C.	35%	254	265
LOOP LLC	41%	252	238
Andeavor Logistics Rio Pipeline LLC(2)(3)	67%	194	202
Minnesota Pipe Line Company, LLC(2)	17%	188	190
Whistler Pipeline LLC(3)	38%	185	134
W2W Holdings LLC(3)(4)	50%	72	—
Wink to Webster Pipeline LLC(3)(4)	15%	—	126
Explorer Pipeline Company	25%	72	83
Other(2)(3)		103	55
Total L&S		1,785	1,774
G&P
MarkWest Utica EMG, L.L.C.(3)	57%	698	1,984
Sherwood Midstream LLC(3)	50%	557	537
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(3)	67%	307	302
Rendezvous Gas Services, L.L.C.(2)(3)	78%	159	170
Sherwood Midstream Holdings LLC(3)	51%	148	157
Centrahoma Processing LLC	40%	145	153
Other(2)(3)		237	198
Total G&P		2,251	3,501
Total		$4,036	$5,275
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.
(2)    These investments as well as certain investments included within “Other” for both L&S and G&P are investments acquired as part of the Merger. The December 31, 2019 balance reflects all purchase accounting adjustments identified by MPC as part of its acquisition of Andeavor.
(3)    Investments deemed to be VIEs. Some investments included within “Other” have also been deemed to be VIEs.
(4)    During the year ended December 31, 2020, we contributed our ownership in Wink to Webster Pipeline LLC to W2W Holdings LLC.

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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of December 31, 2020, MPLX had a 24.5 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2020, 2019 and 2018.

During the first quarter of 2020, we recorded an other than temporary impairment for three joint ventures in which we have an interest as discussed in Note 1. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. There were no additional impairments recorded during the remainder of 2020.

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

Summarized financial information for MPLX’s equity method investments for the years ended December 31, 2020, 2019 and 2018 is as follows:

	December 31, 2020
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$298	$1,208	$1,506
Costs and expenses	414	531	945
(Loss)/income from operations	(116)	677	561
Net (loss)/income	(175)	615	440
(Loss)/income from equity method investments(2)	$(1,100)	$164	$(936)

	December 31, 2019(1)
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$650	$1,417	$2,067
Costs and expenses	375	568	943
Income from operations	275	849	1,124
Net income	215	752	967
Income from equity method investments(2)	$103	$187	$290

	December 31, 2018(1)
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$484	$1,421	$1,905
Costs and expenses	286	738	1,024
Income from operations	198	683	881
Net income	197	606	803
Income from equity method investments(2)	$67	$180	$247
(1)    The financial information for equity method investments for 2019 includes financial information of equity method investments acquired as part of the Merger. The financial information for equity method investments for 2018 includes financial information of equity method investments acquired as part of the Merger for the last three months of 2018. See Note 1 for additional information.
(2)    “Income from equity method investments” includes the impact of any basis differential amortization or accretion. The 2020 and 2019 amounts include impairment of $1,264 million and $42 million, respectively.

Summarized balance sheet information for MPLX’s equity method investments as of December 31, 2020 and 2019 is as follows:

	December 31, 2020
(In millions)	Other VIEs	Non-VIEs	Total
Current assets	$530	$318	$848
Noncurrent assets	6,889	4,997	11,886
Current liabilities	323	187	510
Noncurrent liabilities	$1,904	$830	$2,734

	December 31, 2019
(In millions)	Other VIEs	Non-VIEs	Total
Current assets	$534	$330	$864
Noncurrent assets	5,862	5,134	10,996
Current liabilities	192	245	437
Noncurrent liabilities	$305	$822	$1,127

As of December 31, 2020, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $57 million. At December 31, 2019, the carrying value of MPLX’s equity method investments in the G&P segment exceeded the underlying net assets of its investees by approximately $1.0 billion. As of December 31, 2020 and 2019, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $331 million and $329 million, respectively.

At December 31, 2020 and 2019, the G&P basis difference was being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $31 million and $498 million of excess related to goodwill, respectively. At December 31, 2020 and 2019, the L&S basis difference was being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $167 million of excess related to goodwill, respectively.

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

The commercial agreements with MPC include:

•MPLX has a fuels distribution agreement with MPC under which MPC pays MPLX a tiered monthly volume-based fee for marketing and selling MPC’s products. This agreement is subject to a minimum quarterly volume and has an initial term of 10 years, subject to a 5-year renewal period under terms to be renegotiated at that time.
•MPLX has various pipeline transportation agreements under which MPC pays MPLX fees for transporting crude and refined products on MPLX’s pipeline systems. These agreements are subject to minimum throughput volumes under which MPC will pay MPLX deficiency payments for any period in which they do not ship the minimum committed volume. These deficiency payments can be applied as credits to future periods in which MPC ships volumes in excess of the minimum volume, subject to a limited period of time. These agreements are subject to various terms and renewal periods.
•MPLX has a marine transportation agreement with an initial term of 6 years under which MPC pays MPLX fees for providing marine transportation of crude oil, feedstock and refined petroleum products, and related services. This agreement is subject to two automatic renewal periods of 5 years each.
•MPLX has various trucking transportation services agreements with terms ranging from month-to-month to 10 years, under which MPC pays MPLX fees for gathering barrels and providing trucking, dispatch, delivery and data services. Most of these agreements are subject to minimum volume commitments and have various terms regarding carry-forward of deficiency payments as credits towards excess volumes shipped in future periods. These agreements are subject to various terms and renewal periods.
•MPLX has numerous storage services agreements governing storage services at various types of facilities including terminals, pipeline tank farms, caverns and refineries, under which MPC pays MPLX per-barrel fees for providing storage services. Some of these agreements provide MPC with exclusive access to storage at certain locations, such as storage located at MPC’s refineries or storage in certain caverns. Under these agreements, MPC pays MPLX a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity. Many of the refinery storage agreements also contain provisions for logistical services to be provided by MPLX, for which MPC pays monthly fees. These agreements are subject to various terms and renewal periods.
•MPLX has a 10-year terminal services agreement governing certain terminals under which MPC pays MPLX fees for terminal storage for refined petroleum products. Under this agreement MPC pays MPLX agreed upon fees relating to MPC product deliveries as well as any viscosity surcharges, loading, handling, transfers or other related charges. This agreement is subject to minimum volume throughput commitments under which MPC pays a deficiency payment for any period in which they do not meet the minimum committed volume. The terminal services agreement with MPC includes automatic renewal terms ranging from one to five years. MPLX also has numerous additional terminal services agreements governing terminals acquired through the Merger. Under these agreements, MPC pays MPLX agreed upon fees relating to various terminal activities including throughput, blending, on and offloading and additives. Many of these agreements contain various minimum commitments for some or all of these activities. Some of these agreements allow for deficiency payments to be applied as credits to future periods with excess throughput volumes. These agreements have terms ranging from one to 10 years with varying renewal terms.
•MPLX has a year to year keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year.

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

Marine Services Agreements with MPC

MPLX has a management services agreement and a loss control agreement with MPC under which it provides management and loss control services to assist MPC in the oversight and management of the marine business. MPLX receives fixed annual fees for providing the required services, which are subject to predetermined annual escalation rates. These agreements are subject to an initial terms of five years and automatically renew for one additional five-year renewal period unless terminated by either party.

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

Loan Agreement

MPLX is party to a loan agreement with MPC Investment (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. On April 27, 2018, MPLX and MPC Investment entered into an amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement from $500 million to $1 billion. In connection with the Merger, on July 31, 2019, MPLX and MPC Investment entered into a second amendment to the MPC Loan Agreement to increase the borrowing capacity under the MPC Loan Agreement to $1.5 billion in aggregate principal amount of all loans outstanding at any one time. The loan agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to the maturity date. Borrowings under the MPC Loan Agreement prior to July 31, 2019 bore interest at LIBOR plus 1.50 percent, while borrowings as of and after July 31, 2019 will bear interest at the one-month LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 17. Activity on the MPC Loan Agreement was as follows:

(In millions, except %)	December 31, 2020	December 31, 2019
Borrowings	$6,264	$8,540
Average interest rate of borrowings	2.278%	3.441%
Repayments	$6,858	$7,946
Outstanding balance at end of period	$—	$594

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

(In millions, except %)	December 31, 2019
Borrowings	$773
Average interest rate of borrowings	4.249%
Repayments	$773
Outstanding balance at end of period	$—

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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

(In millions)	2020	2019	2018
Service revenue
MPC	$3,578	$3,455	$2,404
Other	2	—	—
Total Service revenue - related parties	3,580	3,455	2,404
Rental income
MPC	952	1,196	846
Product sales(1)
MPC	128	140	87
Other	—	2	—
Total Product sales - related parties	128	142	87
Other income
MPC	192	47	41
Other	62	67	58
Total Other income - related parties	$254	$114	$99
(1)    There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For 2020, 2019 and 2018, these sales totaled $462 million, $1,120 million and $607 million, respectively.

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

MPC has also been advancing certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond, which included an involuntary workforce reduction plan. The workforce reduction plan, together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During 2020, MPLX reimbursed MPC for $37 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions. These costs are shown on the Consolidated Statements of Income as “Restructuring expenses.”

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

(In millions)	2020	2019	2018
Rental cost of sales - related parties	$160	$165	$31
Purchases - related parties
MPC	1,099	1,210	919
Other	17	21	6
Total Purchases - related parties	1,116	1,231	925
General and administrative expenses
MPC	254	243	199
Restructuring expenses
MPC	$37	$—	$—

Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For 2020, 2019 and 2018, these charges totaled $97 million, $169 million and $152 million, respectively.

Related Party Assets and Liabilities

	December 31,
(In millions)	2020	2019
Current assets - related parties
Receivables - MPC	$615	$621
Receivables - Other	27	22
Prepaid - MPC	4	9
Other - MPC	1	—
Lease Receivables - MPC	30	4
Total	677	656
Noncurrent assets - related parties
Long-term receivables - MPC	32	21
Right of use assets - MPC	231	232
Long-term lease receivables - MPC	386	43
Unguaranteed residual asset - MPC	23	7
Total	672	303
Current liabilities - related parties
Payables - MPC	215	911
Payables - Other	43	37
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	66	42
Deferred revenue - Project reimbursements - MPC	30	16
Deferred revenue - Project reimbursements - Other	1	1
Total	356	1,008
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	229	230
Long-term deferred revenue - Project reimbursements - MPC	47	53
Long-term deferred revenue - Project reimbursements - Other	7	7
Total	$283	$290

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

Classes of participating securities for 2020, 2019 and 2018 include:

	2020	2019	2018
Common Units	✓	✓	✓
Equity-based compensation awards	✓	✓	✓
Series A preferred units	✓	✓	✓
Series B preferred units	✓	✓

The Merger was a transfer between entities under common control as discussed in Note 4. As entities under common control with MPC, prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the prior period earnings have been allocated to the general partner and do not affect the net income/(loss) per unit calculation. The earnings for the entities acquired under common control will be included in the net income/(loss) per unit calculation prospectively as described above.

In 2020, 2019 and 2018, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the years ended December 31, 2020, 2019 and 2018 were less than 1 million.

(In millions)	2020	2019	2018
Net (loss)/income attributable to MPLX LP	$(720)	$1,033	$1,818
Less: Distributions declared on Series A preferred units(1)	81	81	75
Distributions declared on Series B preferred units(1)	41	42	—
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)(2)	2,872	2,635	1,985
Undistributed net loss attributable to MPLX LP	$(3,714)	$(1,725)	$(242)
(1)See Note 8 for distribution information.
(2)Distributions on common units exclude $37.5 million of waived distributions for the year ended December 31, 2019, with respect to units held by MPC and its affiliates.

	2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net (loss)/income attributable to MPLX LP per unit:
Net (loss)/income attributable to MPLX LP:
Distributions declared	$2,872	$81	$41	$2,994
Undistributed net loss attributable to MPLX LP	(3,714)	—	—	(3,714)
Net (loss)/income attributable to MPLX LP(1)	$(842)	$81	$41	$(720)
Weighted average units outstanding:
Basic	1,051			1,051
Diluted	1,051			1,051
Net loss attributable to MPLX LP per limited partner unit:
Basic	$(0.80)
Diluted	$(0.80)

	2019
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$2,635	$81	$42	$2,758
Undistributed net loss attributable to MPLX LP	(1,725)	—	—	(1,725)
Net income attributable to MPLX LP(1)	$910	$81	$42	$1,033
Weighted average units outstanding:
Basic(2)	906			906
Diluted(2)	907			907
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.00
Diluted	$1.00

	2018
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared	$1,985	$75	$2,060
Undistributed net loss attributable to MPLX LP	(242)	—	(242)
Net income attributable to MPLX LP(1)	$1,743	$75	$1,818
Weighted average units outstanding:
Basic	761		761
Diluted	761		761
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.29
Diluted	$2.29
(1)Allocation of net income/(loss) attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.
(2)The Series B preferred units and the MPLX common units issued in connection with the Merger were not outstanding during the entire year. See Notes 4 and 8 for additional information about the treatment of these units.

8. Equity

Units Outstanding

MPLX had 1,038,777,978 common units outstanding as of December 31, 2020. Of that number, 647,415,452 were owned by MPC, which also owns the non-economic GP Interest as described below. MPLX had 600,000 Series B preferred units outstanding as of December 31, 2020. The sections below describe activities and events which impacted our unit balances throughout the year.

Unit Repurchase Program

On November 2, 2020,MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. During the year ended December 31, 2020, 1,473,843 public common units were repurchased at an average cost per unit of $22.29 per unit. Total cash paid for units repurchased during the year was $33 million with $967 million remaining available under the program for future repurchases as of December 31, 2020. As of December 31, 2020, we had agreements to acquire 99,406 additional common units for $2 million, which settled in early January 2021.

Wholesale Exchange and Merger

In connection with the Wholesale Exchange as discussed in Note 4, 18,582,088 units were redeemed by MPC in exchange for all of the outstanding membership interests in WRW. These units were cancelled by MPLX immediately following the transaction.

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

ATM Program – On March 13, 2018, MPLX entered into a Third Amended and Restated Distribution Agreement, which provided for the at-the-market issuances of common units having an aggregate offering price of up to approximately $1.7 billion, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program is referred to as the “ATM Program”). At December 31, 2020, the ATM Program remains in effect, although MPLX has not issued any units under this program during 2020, 2019 or 2018.

The table below summarizes the changes in the number of units outstanding for the years ended December 31, 2018, 2019, and 2020:

(In units)	Common	General Partner(1)	Total
Balance at December 31, 2017	407,130,020	8,308,773	415,438,793
Unit-based compensation awards	348,387	140	348,527
Contribution of Refining Logistics and Fuels Distribution (See Note 4)	111,611,111	2,277,778	113,888,889
Conversion of GP economic interests	275,000,000	(10,586,691)	264,413,309
Balance at December 31, 2018	794,089,518	—	794,089,518
Unit-based compensation awards	288,031	—	288,031
Issuance of units in connection with the Merger (See Note 4)	262,829,592	—	262,829,592
Conversion of Series A preferred units	1,148,330	—	1,148,330
Balance at December 31, 2019	1,058,355,471	—	1,058,355,471
Unit-based compensation awards	478,438	—	478,438
Wholesale Exchange	(18,582,088)	—	(18,582,088)
Units redeemed in unit repurchase program	(1,473,843)	—	(1,473,843)
Balance at December 31, 2020	1,038,777,978	—	1,038,777,978
(1)Changes to the number of general partner units outstanding, other than changes due to contributions made to MPC for the acquisition of Refining Logistics and Fuels Distribution, are the result of cash contributions made by the general partner in order to maintain its two GP Interest.

Series B Preferred Units - Prior to the Merger, ANDX issued 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. Upon completion of the Merger, the ANDX preferred units converted to preferred units of MPLX representing substantially equivalent limited partnership interests in MPLX. The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Distributions on the Series B preferred units are payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent.

The changes in the Series B preferred unit balance from the Merger through December 31, 2020 are summarized below and are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Equity of Predecessor” for the period prior to the Merger and within “Series B preferred units” for the period following the Merger. The Series B preferred units are recorded at fair value as of July 30, 2019.

(In millions)	2020	2019
Balance at beginning of period	$611	$—
Balance acquired at Merger		615
Net income allocated	41	17
Distributions received by Series B preferred unitholders	(41)	(21)
Balance at end of period	$611	$611

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

Cash Distributions – The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. On January 28, 2021, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2020, totaling $714 million, or $0.6875 per common unit. This rate was also received by Series A preferred unitholders. These distributions were paid on February 12, 2021 to unitholders of record on February 8, 2021. Distributions for the fourth quarter of 2019 were $0.6875 per common unit while distributions for the twelve months ended December 31, 2020 and 2019 were $2.7500 and $2.6900 per common unit, respectively.

Additionally, in accordance with the distribution rights discussed above, MPLX made a cash distribution to holders of the Series B preferred unitholders on February 16, 2021 for approximately $21 million.

The allocation of total quarterly cash distributions to general, limited, and preferred unitholders is as follows for the years ended December 31, 2020, 2019 and 2018. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2020	2019	2018
Limited partners' distributions:
Common unitholders, includes common units of general partner	$2,872	$2,635	$1,985
Series A preferred unit distributions	81	81	75
Series B preferred unit distribution	41	42	—
Total cash distributions declared	$2,994	$2,758	$2,060

The distribution on common units for the year ended December 31, 2019 includes the impact of the issuance of approximately 102 million units issued to public unitholders and approximately 161 million units issued to MPC in connection with the Merger. Due to the timing of the closing, distributions presented in the table above include second quarter distributions on MPLX common units issued to former ANDX unitholders in connection with the Merger. The distributions on common units exclude $12.5 million of waived distributions for the three months ended December 31, 2019 and $37.5 million of waived distributions for the year ended December 31, 2019. This waiver was instituted in 2017 under the terms of ANDX’s historical partnership agreement with Andeavor. The waiver is no longer applicable after 2019 based on the original term in the waiver agreement. Also included in the table above is $21 million of distributions earned by the Series B preferred units for 2019 as well as $21 million of distributions earned on the Series B units prior to the Merger and declared and paid by MPLX during the third quarter of 2019.

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

Preferred Unit Distribution Rights - The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On January 28, 2021, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the fourth quarter of 2020. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

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

On September 20, 2019, certain holders exercised their right to convert a total of 1.2 million Series A preferred units into common units. As a result of the transaction, approximately 29.6 million Series A preferred units remain outstanding as of December 31, 2020 and 2019.

The changes in the redeemable preferred balance for 2020 and 2019 are summarized below:

(In millions)	2020	2019
Balance at beginning of period	$968	$1,004
Net income allocated	81	81
Distributions received by preferred unitholders	(81)	(81)
Conversion of preferred units to common units	—	(36)
Balance at end of period	$968	$968

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
•L&S – transports, stores, distributes and markets crude oil, asphalt, refined petroleum products and water. Also includes an inland marine business, terminals, rail facilities, storage caverns and refining logistics.
•G&P – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs.
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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates for the years ended December 31, 2020, 2019 and 2018 as well as total assets for our reportable segments as of December 31, 2020 and 2019:

(In millions)	2020	2019	2018
L&S
Service revenue	$3,889	$3,765	$2,575
Rental income	985	1,235	856
Product related revenue	51	91	23
Income from equity method investments	154	200	171
Other income	206	61	47
Total segment revenues and other income(1)	5,285	5,352	3,672
Segment Adjusted EBITDA(2)	3,488	2,748	2,057
Restructuring expenses	29	—	—
Capital expenditures(3)	498	1,060	708
Investments in unconsolidated affiliates	141	289	3
G&P
Service revenue	2,088	2,188	1,685
Rental income	365	349	342
Product related revenue	868	997	1,171
(Loss)/income from equity method investments	(1,090)	90	76
Other income	53	65	59
Total segment revenues and other income(1)	2,284	3,689	3,333
Segment Adjusted EBITDA(2)	1,723	1,586	1,418
Restructuring expenses	8	—	—
Capital expenditures(3)	441	1,203	1,545
Investments in unconsolidated affiliates	$125	$424	$338
(1)     Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $567 million, $660 million and $371 million for 2020, 2019 and 2018, respectively. Third party revenues for the G&P segment were $2,088 million, $3,474 million and $3,198 million for 2020, 2019 and 2018, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”
(3)    Capital expenditures do not include adjustments for asset retirement expenditures.

	December 31,
(In millions)	2020	2019
Segment Assets
Cash and cash equivalents	$15	$15
L&S	20,938	20,810
G&P	15,461	19,605
Total assets	$36,414	$40,430

The table below provides a reconciliation between “Net income” and Segment Adjusted EBITDA.

(In millions)	2020	2019	2018
Reconciliation to Net (loss)/income:
L&S Segment Adjusted EBITDA	$3,488	$2,748	$2,057
G&P Segment Adjusted EBITDA	1,723	1,586	1,418
Total reportable segments	5,211	4,334	3,475
Depreciation and amortization(1)	(1,377)	(1,254)	(867)
Provision for income taxes	(2)	—	(8)
Amortization of deferred financing costs	(61)	(42)	(55)
Gain/(loss) on extinguishment of debt	19	—	(46)
Non-cash equity-based compensation	(14)	(22)	(23)
Impairment expense	(2,165)	(1,197)	—
Net interest and other financial costs	(854)	(873)	(613)
(Loss)/income from equity method investments	(936)	290	247
Distributions/adjustments related to equity method investments	(499)	(562)	(458)
Unrealized derivative (losses)/gains(2)	(3)	1	5
Acquisition costs	—	(14)	(4)
Restructuring expenses	(37)	—	—
Other	(6)	(1)	—
Adjusted EBITDA attributable to noncontrolling interests	37	32	18
Adjusted EBITDA attributable to Predecessor(3)	—	770	335
Net (loss)/income	$(687)	$1,462	$2,006
(1)    Depreciation and amortization attributable to L&S was $633 million, $503 million and $308 million for the years ended 2020, 2019 and 2018, respectively. Depreciation and amortization attributable to G&P was $744 million, $751 million and $559 million for 2020, 2019 and 2018, respectively.
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

	2020(1)	2019(1)	2018(1)
Operating revenues(2)
L&S	92%	91%	94%
G&P	4%	4%	3%
Total	56%	56%	50%
Total revenues and other income(3)
L&S	89%	88%	90%
G&P	4%	4%	2%
Total	55%	53%	48%
(1)    The percent calculations exclude revenues attributable to volumes shipped by MPC under joint tariffs with third parties, which are treated as third-party revenue for accounting purposes.
(2)    Operating revenues consist of service revenue, service revenue - product related, rental income and product sales.
(3)    The percent calculations exclude losses attributable to the impairment of equity method investments.

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

12. Inventories

Inventories consist of the following:

	December 31,
(In millions)	2020	2019
NGLs	$5	$5
Line fill	13	10
Spare parts, materials and supplies	100	95
Total inventories	$118	$110

13. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2020	2019
L&S
Pipelines	2-51 years	$6,026	$5,572
Refining logistics	13-40 years	2,333	2,870
Terminals	4-40 years	1,643	1,109
Marine	15-20 years	965	906
Land, building and other	1-61 years	1,584	1,817
Construction-in progress		262	660
Total L&S property, plant and equipment		12,813	12,934
G&P
Gathering and transportation	5-40 years	7,547	7,159
Processing and fractionation	10-40 years	5,721	5,545
Land, building and other	3-40 years	507	484
Construction-in-progress		287	745
Total G&P property, plant and equipment		14,062	13,933
Total property, plant and equipment		26,875	26,867
Less accumulated depreciation(1)		5,657	4,722
Property, plant and equipment, net		$21,218	$22,145
(1)    The December 31, 2020 balance includes property, plant and equipment impairment charges recorded during the first quarter of 2020 as discussed below.

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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million was recorded to “Impairment expense” on the Consolidated Statements of Income. Fair value of the assets was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

14. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.

Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. We have five reporting units, three of which have goodwill allocated to them. For the annual impairment assessment as of November 30, 2020, management performed only a qualitative assessment for one reporting unit as we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. The fair value of the two remaining reporting units for which a quantitative assessment was performed was determined based on applying both a discounted cash flow or income approach as well as a market approach which resulted in the fair value of the reporting units exceeding their carrying value by nine percent and 42 percent. The reporting unit whose fair value exceeded its carrying amount by nine percent, our Crude Gathering Reporting unit, had goodwill totaling $1.1 billion at December 31, 2020. The excess fair value over carrying value for this reporting unit is consistent with prior assessments. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate of 7.8 percent as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements.

During the first quarter of 2020, we determined that an interim impairment analysis of the goodwill recorded was necessary based on consideration of a number of first quarter events and circumstances as discussed in Note 1. Our producer customers in our Eastern G&P region reduced production forecasts and drilling activity in response to the global economic downturn. Additionally, a decline in NGL prices impacted our future revenue forecast. After performing our evaluations related to the interim impairment of goodwill during the first quarter of 2020, we recorded an impairment of $1,814 million within the Eastern G&P reporting unit, which was recorded to “Impairment expense” on the Consolidated Statements of Income. The impairment was primarily driven by additional guidance related to the slowing of drilling activity, which reduced production growth forecasts from our producer customers. The interim impairment assessment of the remaining reporting units with goodwill resulted in the fair value of the reporting units exceeding their carrying value. The fair value of our reporting units was determined based on applying both a discounted cash flow or income approach as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate, which ranged from 9.5 percent to 11.5 percent, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements.

After performing our evaluations related to the impairment of goodwill during the fiscal year ended December 31, 2019, we recorded an impairment of $1,197 million within the Western G&P reporting unit. The remainder of the reporting units’ fair values were in excess of their carrying values. The impairment was primarily driven by updated guidance related to the slowing of drilling activity, which has reduced production growth forecasts from our producer customers. This resulted in goodwill totaling approximately $9.5 billion as of December 31, 2019.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2018	$7,234	$2,912	$10,146
Accumulated impairment losses	—	(130)	(130)
Balance as of December 31, 2018	7,234	2,782	10,016
Impairment losses	—	(1,197)	(1,197)
Acquisitions(1)	488	229	717
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Wholesale Exchange (Note 4)	(65)	—	(65)
Balance as of December 31, 2020	7,657	—	7,657

Gross goodwill as of December 31, 2020	7,657	3,141	10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2020	$7,657	$—	$7,657
(1)    Acquisitions in 2019 are inclusive of measurement period adjustments related to the Merger and Mt. Airy Terminal acquisition.

Intangible Assets

During the first quarter of 2020, we also determined that an impairment analysis of intangibles within our Western G&P reporting unit was necessary. See Note 13 for additional information regarding our assessment around the Western G&P reporting unit, and more specifically our East Texas G&P asset group. The fair value of the intangibles in our East Texas G&P asset group were determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. After performing our evaluations related to the impairment of intangible assets associated with our East Texas G&P asset group during the first quarter of 2020, we recorded an impairment of $177 million to “Impairment expense” on the Consolidated Statements of Income related to our customer relationships.

MPLX’s intangible assets are comprised of customer contracts and relationships. The weighted average amortization period for intangible assets acquired during 2019 was approximately nine years. Gross intangible assets with accumulated amortization as of December 31, 2020 and 2019 is shown below:

		December 31, 2020			December 31, 2019
(In millions)	Useful Life	Gross	Accumulated Amortization(1)(2)	Net	Gross	Accumulated Amortization(1)	Net
L&S	6 - 8 years	$283	$(81)	$202	$283	$(45)	$238
G&P	6 - 25 years	1,288	(531)	757	1,288	(256)	1,032
		$1,571	$(612)	$959	$1,571	$(301)	$1,270
(1)    Amortization expense attributable to the G&P segment for the years ended December 31, 2020 and 2019 was $98 million and $127 million, respectively. Amortization expense attributable to the L&S segment for the year ended December 31, 2020 and 2019 was $36 million and $31 million, respectively.
(2)    Impairment charge of $177 million is included within the G&P accumulated amortization.

Estimated future amortization expense related to the intangible assets at December 31, 2020 is as follows:

(In millions)
2021	$127
2022	127
2023	127
2024	127
2025	113
Thereafter	338
Total	$959

15. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 16. The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2020 and 2019 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	December 31,
	2020		2019
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(63)	$—	$(60)
Total carrying value on Consolidated Balance Sheets	$—	$(63)	$—	$(60)

Level 3 instruments include an embedded derivative in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.47 to $1.09 per gallon with a weighted average of $0.59 per gallon and (2) the probability of renewal of 100 percent for the first and second five-year term of the gas purchase commitment and related keep-whole processing agreement, respectively. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of December 31, 2020 or December 31, 2019.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	2020		2019
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(60)	$—	$(61)
Total losses (realized and unrealized) included in earnings(1)	—	(9)	—	(5)
Settlements	—	6	—	6
Fair value at end of period	—	(63)	—	(60)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at end of period	$—	$(4)	$—	$(5)
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

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes.

	December 31,
	2020		2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (including amounts due within one year)	$22,951	$20,244	$21,054	$19,800

16. Derivative Financial Instruments

As of December 31, 2020, MPLX had no outstanding commodity contracts.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of

Income. As of December 31, 2020 and 2019, the estimated fair value of this contract was a liability of $63 million and $60 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of December 31, 2020 and 2019, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

	December 31,
(In millions)	2020		2019
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets /Other current liabilities	$—	$(7)	$—	$(5)
Other noncurrent assets /Deferred credits and other liabilities	—	(56)	—	(55)
Total	$—	$(63)	$—	$(60)
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

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

(In millions)	2020	2019	2018
Product sales
Realized gains	$—	$—	$4
Unrealized gains	—	—	2
Total derivative gains related to product sales	—	—	6
Purchased product costs
Realized losses	(6)	(6)	(12)
Unrealized (losses)/gains	(3)	1	3
Total derivative loss related to purchased product costs	(9)	(5)	(9)
Total derivative losses	$(9)	$(5)	$(3)

17. Debt

MPLX’s outstanding borrowings at December 31, 2020 and 2019 consisted of the following:

	December 31,
(In millions)	2020	2019
MPLX LP:
Bank revolving credit facility due July 30, 2024	$175	$—
Term loan facility due September 26, 2021	—	1,000
Floating rate senior notes due September 9, 2021	—	1,000
Floating rate senior notes due September 9, 2022	1,000	1,000
6.250% senior notes due October 15, 2022	—	266
3.500% senior notes due December 1, 2022	486	486
3.375% senior notes due March 15, 2023	500	500
4.500% senior notes due July 15, 2023	989	989
6.375% senior notes due May 1, 2024	—	381
4.875% senior notes due December 1, 2024	1,149	1,149
5.250% senior notes due January 15, 2025	708	708
4.000% senior notes due February 15, 2025	500	500
4.875% senior notes due June 1, 2025	1,189	1,189
1.750% senior notes due March 1, 2026	1,500	—
4.125% senior notes due March 1, 2027	1,250	1,250
4.250% senior notes due December 1, 2027	732	732
4.000% senior notes due March 15, 2028	1,250	1,250
4.800% senior notes due February 15, 2029	750	750
2.650% senior notes due August 15, 2030	1,500	—
4.500% senior notes due April 15, 2038	1,750	1,750
5.200% senior notes due March 1, 2047	1,000	1,000
5.200% senior notes due December 1, 2047	487	487
4.700% senior notes due April 15, 2048	1,500	1,500
5.500% senior notes due February 15, 2049	1,500	1,500
4.900% senior notes due April 15, 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
ANDX - 3.500% - 5.250% senior notes, due 2022-2047	87	190
Financing lease obligations(1)	11	19
Total	20,536	20,119
Unamortized debt issuance costs	(116)	(106)
Unamortized discount/premium	(281)	(300)
Amounts due within one year	(764)	(9)
Total long-term debt due after one year	$19,375	$19,704
(1)    See Note 22 for lease information.

The following table shows five years of scheduled debt payments, including payments on finance lease obligations:

(In millions)
2021	$753
2022	1,502
2023	1,502
2024	1,326
2025	$1,701

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

The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $1 billion, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended, for up to two additional one year periods, subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBOR or the Alternate Base Rate (as defined in the MPLX Credit Agreement), at our election, plus a specified margin. MPLX is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain fees fluctuate based on the credit ratings in effect from time to time on MPLX’s long-term debt.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2020, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

During the year ended December 31, 2020, MPLX borrowed $3,815 million under the MPLX Credit Agreement, at a weighted average interest rate of 1.490 percent, and repaid $3,640 million of these borrowings. At December 31, 2020, MPLX had $175 million outstanding borrowings under the new facility and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of $3,325 million, or approximately 95.0 percent of the borrowing capacity.

During the year ended December 31, 2019, MPLX borrowed $5,310 million under the MPLX Credit Agreement, at a weighted average interest rate of 3.547 percent, and repaid $5,310 million of these borrowings. At December 31, 2019, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of $3.5 billion, or almost 100 percent of the borrowing capacity.

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

Term Loan Agreement

On September 26, 2019, MPLX entered into a Term Loan Agreement, which provides for a committed term loan facility for up to an aggregate of $1.0 billion. Borrowings under the Term Loan Agreement bear interest, at MPLX’s election, at either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement)

plus a margin ranging from 75.0 basis points to 100.0 basis points per annum, depending on MPLX’s credit ratings, or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). The proceeds from borrowings under the Term Loan Agreement are to be used to fund the repayment of MPLX’s existing indebtedness and/or for general business purposes. On August 18, 2020 MPLX fully repaid the $1.0 billion of outstanding borrowings on the Term Loan Agreement, which resulted in the recognition of $1 million of unamortized issuance costs, which is included on the Consolidated Statements of Income as “Other financial costs.”

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

On September 14, 2020, MPLX redeemed, at par value, all of the $1.0 billion aggregate principal amount of notes due September 2021, which resulted in the recognition of $3 million of unamortized issuance costs, which is included on the Consolidated Statements of Income as “Other financial costs.”

Fixed Rate Senior Notes

Interest on each series of MPLX LP, MarkWest and ANDX senior notes is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
3.500% senior notes due December 1, 2022	June 1st and December 1st
3.375% senior notes due March 15, 2023	March 15th and September 15th
4.500% senior notes due July 15, 2023	January 15th and July 15th
4.875% senior notes due December 1, 2024	June 1st and December 1st
5.250% senior notes due January 15, 2025	January 15th and July 15th
4.000% senior notes due February 15, 2025	February 15th and August 15th
4.875% senior notes due June 1, 2025	June 1st and December 1st
1.750% senior notes due March 1, 2026	March 1st and September 1st
4.125% senior notes due March 1, 2027	March 1st and September 1st
4.250% senior notes due December 1, 2027	June 1st and December 1st
4.000% senior notes due March 15, 2028	March 15th and September 15th
4.800% senior notes due February 15, 2029	February 15th and August 15th
2.650% senior notes due August 15, 2030	February 15th and August 15th
4.500% senior notes due April 15, 2038	April 15th and October 15th
5.200% senior notes due March 1, 2047	March 1st and September 1st
5.200% senior notes due December 1, 2047	June 1st and December 1st
4.700% senior notes due April 15, 2048	April 15th and October 15th
5.500% senior notes due February 15, 2049	February 15th and August 15th
4.900% senior notes due April 15, 2058	April 15th and October 15th

On December 29, 2020, MPLX announced the redemption of all the $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by Andeavor Logistics LP. These amounts are included on the Consolidated Balance Sheet as “Long-term debt due within one year”. The notes were redeemed on January 15, 2021 at a price equal to 102.625 percent of the principal amount.

On August 18, 2020, MPLX issued $3.0 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030 (collectively, the “August 2020 New Senior Notes”). The August 2020 New Senior Notes were offered at a price to the public of 99.785 percent and 99.913 percent of par, respectively. Interest on each series of notes in the August 2020 New Senior Notes is payable semi-annually in arrears, commencing on March 1, 2021 for the senior notes due March 2026 and commencing on February 15, 2021 for the senior notes due August 2030. The net proceeds were used to repay the $1.0 billion of outstanding borrowings under the MPLX Term Loan Agreement; to repay the $1.0 billion aggregate principal amount of floating rate notes due September 2021; to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024, $69 million of which was issued by ANDX; and to redeem all of the $300 million aggregate principal amount of 6.250 percent senior notes due October 2022, of which $34 million was issued by ANDX. Proceeds were also used to reduce amounts outstanding under the MPLX Credit Agreement at the time.

The 6.375 percent senior notes due May 2024 were redeemed at 103.2 percent of the aggregate principal amount, which resulted in a payment of $14 million related to the note premium offset by the immediate recognition of $18 million of unamortized debt premium/discount and issuance costs, both of which are included on the Consolidated Statements of Income as “Other financial costs.” The 6.250 percent senior notes due October 2022 were redeemed at par, and resulted in the immediate recognition of $4 million of unamortized debt premium and issuance costs, which is included on the Consolidated Statements of Income as “Other financial costs.”

In connection with the Merger, MPLX assumed ANDX’s outstanding senior notes, which had an aggregate principal amount of $3.75 billion, interest rates ranging from 3.5 percent to 6.375 percent and maturity dates ranging from 2019 to 2047. On September 23, 2019, $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for an aggregate principal amount of $3.06 billion unsecured senior notes (the “Exchange Notes”) issued by MPLX in an exchange offer and consent solicitation undertaken by MPLX, leaving $690 million aggregate principal of outstanding senior notes issued by ANDX. Of this, $500 million aggregate principal amount was related to ANDX 5.5 percent senior notes due 2019. The aggregate principal amount of $500 million and accrued interest of $13.75 million was paid on October 15, 2019 using net proceeds from the Floating Rate Senior Notes and borrowings under the Term Loan Agreement discussed above and includes interest through the payoff date.

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

18. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for each reportable segment for the years ended December 31, 2020 and 2019:

	2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$333	$2,064	$2,397
Service revenue - related parties	3,556	24	3,580
Service revenue - product related	—	155	155
Product sales(1)	39	597	636
Product sales - related parties	12	116	128
Total revenues from contracts with customers	$3,940	$2,956	6,896
Non-ASC 606 revenue(2)			673
Total revenues and other income			$7,569

	2019
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$346	$2,152	$2,498
Service revenue - related parties	3,419	36	3,455
Service revenue - product related	—	140	140
Product sales(1)	65	741	806
Product sales - related parties	26	116	142
Total revenues from contracts with customers	$3,856	$3,185	7,041
Non-ASC 606 revenue(2)			2,000
Total revenues and other income			$9,041

	2018
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$174	$1,682	$1,856
Service revenue - related parties	2,401	3	2,404
Service revenue - product related	—	220	220
Product sales(1)	12	870	882
Product sales - related parties	11	76	87
Total revenues from contracts with customers	$2,598	$2,851	5,449
Non-ASC 606 revenue(2)			1,556
Total revenues and other income			$7,005

(1)    G&P “Product sales” for the year ended December 31, 2018 was adjusted in the table above by $5 million related to derivative gains and mark-to-market adjustments. There were no adjustments for the years ended December 31, 2020 and 2019.
(2)    Non-ASC 606 Revenue includes rental income, income from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

Contract Balances

Contract assets typically relate to aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in “Other current assets” and “Other noncurrent assets” on the Consolidated Balance Sheets.

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

The table below reflects the changes in our contract balances for the years ended December 31, 2020 and 2019:

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at December 31, 2020
Contract assets	$39	$3	$(2)	$40
Long-term contract asset	—	2	—	2
Deferred revenue	23	22	(8)	37
Deferred revenue - related parties	53	121	(83)	91
Long-term deferred revenue	90	29	—	119
Long-term deferred revenue - related parties	55	(7)	—	48
Long-term contract liability	$—	$6	$—	$6

(In millions)	Balance at December 31, 2018(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at December 31, 2019
Contract assets	$36	$5	$(2)	$39
Deferred revenue	13	17	(7)	23
Deferred revenue - related parties	65	55	(67)	53
Long-term deferred revenue	56	34	—	90
Long-term deferred revenue - related parties	$52	$3	$—	$55
(1)    Balance represents ASC 606 portion of each respective line item.
(2)    No significant revenue was recognized related to past performance obligations for the years ended December 31, 2020 and 2019.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of December 31, 2020, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $293 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 23 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2021	$1,891
2022	1,822
2023	1,666
2024	1,540
2025 and thereafter	4,555
Total revenue on remaining performance obligations(1)(2)(3)	$11,474

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

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

19. Supplemental Cash Flow Information

(In millions)	2020	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$821	$835	$568
Income taxes paid	2	1	1
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	87	85	—
Interest payment under finance lease obligations	1	1	—
Net cash provided by financing activities included
Principal payments under finance lease obligations	9	5	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment from materials and supplies inventories	—	2	2
MPLX terminal lease classification change	—	21	—
ROU assets obtained in exchange for new operating lease obligations	17	26	—
ROU assets obtained in exchange for new finance lease obligations	1	4	—
Fair value of common units redeemed for Wholesale Exchange	340	—	—
Contribution - common units issued(1)	$—	$7,722	$4,236
(1)    For 2018, includes limited and general partner units issued to MPC as consideration in the acquisition of Refining Logistics and Fuels Distribution. For 2019, includes limited partner units issued to MPC and public unitholders as consideration in the Merger. See Note 4.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

(In millions)	2020	2019	2018
(Decrease)/increase in capital accruals	$(244)	$(146)	$135
20. Accumulated Other Comprehensive Loss

MPLX records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP and Explorer to their employees. MPLX is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2018 through December 31, 2020:

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2018(1)	$(14)	$(2)	$(16)
Other comprehensive income - remeasurements(2)	—	1	1
Balance as of December 31, 2019(1)	(14)	(1)	(15)
Other comprehensive income/(loss) - remeasurements(2)	1	(1)	—
Balance as of December 31, 2020(1)	$(13)	$(2)	$(15)
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

MPLX has granted phantom units under the MPLX 2018 Plan and the MPLX 2012 Plan to certain officers and non-officers of MPLX, MPLX’s general partner and MPC who make significant contributions to our business. These grants are accounted for as employee awards. In general, these phantom units will vest over a requisite service period of up to three years. Prior to vesting, these phantom unit recipients will not have the right to vote such units and cash distributions declared will be accrued and paid upon vesting. The accrued distributions at December 31, 2020 and 2019 were $3 million and $6 million, respectively.

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

Outstanding Phantom Unit Awards

The following is a summary of phantom unit award activity of MPLX common units in 2020:

	Phantom Units
	Number of Units	Weighted Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2019	1,109,568	$35.97
Granted	238,238	19.08
Settled	(686,382)	37.04
Forfeited	(17,401)	33.65
Outstanding at December 31, 2020	644,023	28.65
Vested and expected to vest at December 31, 2020	640,885	28.69	$14
Non-forfeitable at December 31, 2020(1)	362,682	$29.66	$8
(1)     Represents a subset of phantom units held by our non-employee directors and certain of our officers and non-officer employees that are generally non-forfeitable and that would be paid out as common units upon the holder’s separation from service, or upon a predetermined date.

The following is a summary of the values related to phantom units:

	Phantom Units
	Intrinsic Value of Units Issued During the Period (in millions)	Weighted Average Grant Date Fair Value of Units Granted During the Period
2020	$12	$19.08
2019	14	32.62
2018	$18	$33.84

As of December 31, 2020, unrecognized compensation cost related to phantom unit awards was $2 million, which is expected to be recognized over a weighted average period of 1.8 years.

Outstanding Performance Unit Awards

The following table presents a summary of the 2020 activity for performance unit awards to be settled in MPLX common units:

	Performance Units
	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2019	2,157,347	$0.84
Granted	2,147,211	0.86
Settled	(1,169,354)	0.90
Forfeited	(42,918)	0.84
Outstanding at December 31, 2020	3,092,286	$0.83

The number of common units that would be issued upon target vesting, using the closing price of our common units on December 31, 2020 would be 142,831 common units.

As of December 31, 2020, unrecognized compensation cost related to equity-classified performance unit awards was $1 million which is expected to be recognized over a weighted average period of 2.0 years.

Performance units paying out in MPLX common units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of the weighted average inputs used for these assumptions:

	2020	2019	2018
Risk-free interest rate	1.29%	2.51%	N/A
Look-back period	1.62 years	2.84 years	N/A
Expected volatility	22.32%	25.01%	N/A
Grant date fair value of performance units granted(1)	$0.86	$0.76	N/A
(1)    Performance units granted includes units subject to both the market condition and performance condition.

The assumption for expected volatility of our unit price reflects the historical volatility of MPLX common units. The look-back period reflects the remaining performance period at the grant date. The risk-free interest rate for the remaining performance period as of the grant date is based on the U.S. Treasury yield curve in effect at the time of the grant.

Total Unit-Based Compensation Expense

Total unit-based compensation expense for awards settling in MPLX common units was $14 million in 2020, $22 million in 2019 and $24 million in 2018.

MPC’s Stock-based Compensation

Stock-based compensation expenses charged to MPLX under our employee services agreement with MPC were $13 million, $10 million and $8 million for 2020, 2019 and 2018, respectively.

22. Leases

Lessee

We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one to 58 years. Some long-term leases include renewal options ranging from one to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.

Under ASC 840, operating lease costs were $89 million in 2018. Under ASC 842, the components of lease cost were as follows:

	2020		2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Components of lease costs:
Operating lease costs	$14	$78	$14	$75
Finance lease cost:
Amortization of ROU assets	—	3	—	5
Interest on lease liabilities	—	1	—	1
Total finance lease cost	—	4	—	6

Variable lease cost	1	10	1	11
Short-term lease cost	—	52	—	80
Total lease cost	$15	$144	$15	$172

Supplemental balance sheet data related to leases were as follows:

	December 31, 2020		December 31, 2019
(In millions, except % and years)	Related Party	Third Party	Related Party	Third Party
Operating leases
Assets
Right of use assets	$231	$309	$232	$365
Liabilities
Operating lease liabilities	1	63	1	66
Long-term operating lease liabilities	229	244	230	302
Total operating lease liabilities	$230	$307	$231	$368
Weighted average remaining lease term	46.23 years	8.04 years	47.20 years	8.59 years
Weighted average discount rate	5.80%	4.33%	5.80%	4.38%

Finance leases
Assets
Property, plant and equipment, gross		$17		$46
Less: Accumulated depreciation		8		19
Property, plant and equipment, net		9		27
Liabilities
Other current liabilities		2		9
Long-term debt		9		10
Total finance lease liabilities		$11		$19
Weighted average remaining lease term		16.87 years		10.16 years
Weighted average discount rate		5.95%		5.87%

As of December 31, 2020, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2021	$14	$76	$3
2022	14	67	2
2023	14	57	2
2024	14	35	1
2025	14	19	1
2026 and thereafter	591	115	9
Gross lease payments	661	369	18
Less: Imputed interest	431	62	7
Total lease liabilities	$230	$307	$11

Lessor

Based on the terms of fee-based transportation and storage services agreements with MPC and third parties, MPLX is considered to be the lessor under several operating lease arrangements in accordance with GAAP. These agreements have remaining terms ranging from less than one year to 12 years with renewal options ranging from one year to 10 years, with some agreements having multiple renewal options. We are also considered to be the lessor under operating lease agreements related to certain fee-based natural gas gathering, transportation and processing agreements. MPLX’s primary natural gas lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2027 and 2023, respectively, these contracts will continue thereafter on a year-to-year basis until terminated by either party.

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

During the year ended December 31, 2020, reimbursements for projects at certain MPLX refining logistics locations were agreed to between MPLX and MPC. These reimbursements relate to the storage services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be reassessed under the leasing standard. As a result of the reassessment, one of our leases was reclassified from an operating lease to a sales-type lease. As a result, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type lease were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable. See Note 6 for the location of lease receivables and unguaranteed residual assets on the Consolidated Balance Sheets. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded as a Contribution from MPC in the Consolidated Statements of Equity given that the transaction related to Refining Logistics was a common control transaction. During the first quarter of 2020, MPLX derecognized approximately $171 million of property, plant and equipment, recorded a lease receivable of approximately $370 million, recorded an unguaranteed residual asset of approximately $10 million and a Contribution from MPC of $209 million.

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

Under ASC 840, MPLX’s revenue from its implicit lease arrangements, excluding executory costs, totaled approximately $1,032 million in 2018. Lease revenues included on the Consolidated Statements of Income during 2020 and 2019 were as follows:

	2020		2019
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$787	$268	$1,020	$257
Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	—
Interest income (Sales-type rental revenue- fixed minimum)	151	—	6	—
Interest income (Revenue from variable lease payments)	$1	$—	$1	$—
(1)    These amounts are presented net of executory costs.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2020:

(In millions)	Related Party	Third Party	Total
2021	$919	$186	$1,105
2022	913	181	1,094
2023	869	178	1,047
2024	815	174	989
2025	791	142	933
2026 and thereafter	1,300	999	2,299
Total minimum future rentals	$5,607	$1,860	$7,467

The following is a schedule of minimum future revenue on sales-type leases as of December 31, 2020:

(In millions)	Related Party
2021	$157
2022	157
2023	158
2024	158
2025	158
2026 and thereafter	315
Total minimum future rentals	1,103
Less: present value discount	687
Lease receivable	$416

The following schedule summarizes MPLX’s investment in assets held for operating lease by major classes as of December 31, 2020 and 2019:

	December 31,
(In millions)	2020	2019
Pipelines	$834	$745
Refining logistics	1,680	2,320
Terminals	1,276	943
Marine	129	906
Gathering and transportation	990	980
Processing and fractionation	867	855
Land, building and other	171	198
Total property, plant and equipment	5,947	6,947
Less: accumulated depreciation	2,007	2,355
Property, plant and equipment, net	$3,940	$4,592
See Note 6 for additional information on where related party lease assets are recorded in the Consolidated Balance Sheets. Third-party lease assets are less than $1 million as of December 31, 2020 and are included within the “Receivables, net” and “Other noncurrent assets” captions within the Consolidated Balance Sheets.

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

At December 31, 2020 and 2019, accrued liabilities for remediation totaled $17 million and $19 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. At December 31, 2020 and 2019, there were no balances with MPC for indemnification of environmental costs.

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

In connection with our approximate 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, we have entered into a Contingent Equity Contribution Agreement. MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. In March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In the D.D.C., briefing has been completed for a renewed request for an injunction. The pipeline remains operational.

If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Other Legal Proceedings – In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline (“THPP”) that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. We appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, 2020, the Regional Director of BIA issued a new trespass notice to THPP consistent with the Assistant Secretary of Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest), which has been paid. The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota, requesting, among other things, that decisions by the Assistant Secretary – Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. We continue to work towards a settlement of this matter with holders of the property rights at issue.

Contractual Commitments and Contingencies – At December 31, 2020, MPLX’s contractual commitments to acquire property, plant and equipment totaled $156 million. These commitments were primarily related to G&P plant expansion, terminal and pipeline projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2020, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Other Contractual Obligations – MPLX executed transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the original terms of the agreements, which range from four to 12 years. After the minimum volume commitments are met in the transportation and terminalling agreements, MPLX pays additional amounts based on throughput. There are escalation clauses in the transportation and terminalling agreements, which are based on Consumer Price Index adjustments. The minimum future payments under these agreements as of December 31, 2020 are as follows:

(In millions)
2021	$103
2022	117
2023	154
2024	146
2025	124
2026 and thereafter	421
Total	$1,065

24. Subsequent Events

On February 12, 2021, MarkWest Energy, a wholly owned subsidiary of MPLX, closed the sale of its Javelina assets and liabilities to a third party. See Note 4 for further discussion related to this transaction.

On January 15, 2021, MPLX redeemed all the $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025. See Note 17 for further discussion of this redemption.

Select Quarterly Financial Data (Unaudited)

	2020
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues and other income	$992	$2,081	$2,247	$2,249
(Loss)/income from operations	(2,486)	878	899	920
Net (loss)/income	(2,716)	655	674	700
Net (loss)/income attributable to MPLX LP	(2,724)	648	665	691
Net (loss)/income attributable to MPLX LP per limited partner unit:
Common - basic	(2.60)	0.58	0.61	0.63
Common - diluted	(2.60)	0.58	0.61	0.63
Cash distributions declared per limited partner common unit	0.6875	0.6875	0.6875	0.6875
Distributions declared:
Limited partner units - Public	270	270	270	269
Limited partner units - MPC	458	445	445	445
Series A preferred units	20	21	20	20
Series B preferred units	11	10	10	10
Total distributions declared	$759	$746	$745	$744

	2019
(In millions, except per unit data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues and other income	$2,235	$2,210	$2,280	$2,316
Income/(loss) from operations	912	885	926	(346)
Net income/(loss)	689	657	689	(573)
Net income/(loss) attributable to MPLX LP	503	482	629	(581)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	0.61	0.56	0.61	(0.58)
Common - diluted	0.61	0.55	0.61	(0.58)
Cash distributions declared per limited partner common unit	0.6575	0.6675	0.6775	0.6875
Distributions declared:
Limited partner units - Public	191	261	266	270
Limited partner units - MPC	332	431	438	446
Series A preferred units	20	21	20	20
Series B preferred units	—	21	10	11
Total distributions declared	$543	$734	$734	$747

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF MPLX LP

MPLX GP LLC, our general partner, is a wholly owned subsidiary of MPC. Our general partner manages our operations and activities through its directors and executive officers. Our unitholders do not nominate candidates for, or vote for the election of, the directors of our general partner. Through its indirect ownership of all of the membership interests in our general partner, MPC elects all members of our general partner’s board of directors (the “Board”). Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Our general partner’s executive officers are appointed by, and serve at the discretion of, the Board.
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

DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC

The executive and corporate officers of MPLX GP LLC are as follows:

Name	Age as of February 1, 2021	Position with MPLX GP LLC
Michael J. Hennigan	61	Chairman of the Board of Directors, President and Chief Executive Officer
Pamela K.M. Beall	64	Director, Executive Vice President and Chief Financial Officer
Michael L. Beatty	73	Director
Christopher A. Helms	66	Director
Maryann T. Mannen	58	Director
Garry L. Peiffer	69	Director
Dan D. Sandman	72	Director
Frank M. Semple	69	Director
J. Michael Stice	61	Director
John P. Surma	66	Director
Donald C. Templin	57	Director
Timothy J. Aydt	57	Executive Vice President and Chief Commercial Officer
Gregory S. Floerke	57	Executive Vice President and Chief Operating Officer
Suzanne Gagle	55	General Counsel
Raymond L. Brooks*	60	Executive Vice President
Rick D. Hessling*	54	Senior Vice President
Thomas Kaczynski	59	Senior Vice President, Finance and Treasurer
Brian K. Partee*	47	Senior Vice President
Molly R. Benson*	54	Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary
C. Kristopher Hagedorn	44	Vice President and Controller
Kristina A. Kazarian*	38	Vice President, Investor Relations
Shawn M. Lyon*	53	Vice President, Operations
*     Corporate officer

Mr. Hennigan was appointed Chief Executive Officer effective November 2019 and has served as President since June 2017. He has served on the Board of Directors since June 2017 and was appointed Chairman of the Board effective April 2020. He has served as MPC’s President and Chief Executive Officer since March 2020, and on its Board of Directors since April 2020. Prior to joining us in 2017, Mr. Hennigan was President, Crude, NGL and Refined Products of the general partner of Energy Transfer Partners L.P., an energy service provider. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P., an oil and gas transportation, terminalling and storage company, from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development beginning in 2009. Mr. Hennigan holds a bachelor’s degree in chemical engineering from Drexel University.
Qualifications: Mr. Hennigan brings to the Board a unique perspective and valued guidance gained from nearly 40 years of industry experience, including as the president and chief executive officer of a successful growth-oriented master limited partnership.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2020); Tesoro Logistics GP, LLC (2018-2019); Sunoco Partners LLC (2010-2017); Niska Gas Storage Partners LLC (2014-2016)
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
Other Public Company Directorships: National Retail Properties, Inc. (since 2016); Tesoro Logistics GP, LLC (2018-2019)
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
Other Public Company Directorships: None within the last five years
Mr. Helms was elected a member of the Board effective October 2012. Mr. Helms is President and Chief Executive Officer of US Shale Management Company, a wholly-owned subsidiary of US Shale Energy Advisors LLC. Mr. Helms is the co-founder of US Shale Energy Advisors LLC, a privately owned entity engaged in the development, ownership and operation of midstream energy assets. Through subsidiaries it owns and operates Rocky Mountain Crude Oil LLC, a crude oil logistics company focused on the transportation of crude oil produced in the great plains and Rocky Mountain regions of the U.S. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer. He was Group President, Pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission, storage and midstream businesses. Prior to joining NiSource, Mr. Helms held senior executive positions with CMS Energy Corporation, and subsidiaries of Duke Energy Corporation and PanEnergy Corp. from 1990 to 2005. Mr. Helms holds a bachelor’s degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.

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
Other Public Company Directorships: Range Resources Corporation (2014-2019); Questar Corporation (2013-2016)

Ms. Mannen was elected a member of the Board in February 2021. She was appointed Executive Vice President and Chief Financial Officer of MPC effective January 25, 2021. Before joining MPC, she served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a global leader in subsea, onshore/offshore, and surface projects for the energy industry, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen holds a bachelor's degree in accounting and a master’s degree in business administration from Rider University.
Qualifications: Ms. Mannen brings to the Board significant leadership experience in finance, operations and management. Her experience as Chief Financial Officer at large, publicly traded energy sector companies enables her to contribute important insights regarding finance, risk management, public company financial reporting requirements and related matters.
Other Public Company Directorships: Owens Corning (since 2014)
Mr. Peiffer was elected a member of the Board in June 2012, and served as our President from 2012 until his retirement in 2014. He also served as MPC’s Executive Vice President, Corporate Planning and Investor & Government Relations from 2011 until his retirement. He is a member of the board of directors of Fifth Third Bank (Northern Ohio) and Roppe Corporation, a privately held company. Mr. Peiffer is also a member of the boards of trustees of the Blanchard Valley Health System and the Findlay-Hancock County Community Foundation and serves on the Blanchard Valley Port Authority Board. He began his career with Marathon in 1974, where he held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, Mr. Peiffer was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
Qualifications: As the retired President of our general partner and retired Executive Vice President, Corporate Planning and Investor & Government Relations of MPC, Mr. Peiffer brings to the Board extensive experience in the energy industry gained from his roles at MPC and its affiliates. His significant career accomplishments include leading us through the initial public offering process and our first year of operations, leading finance organizations, successfully completing several joint ventures and corporate reorganizations and implementing new information technology solutions.
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
Other Public Company Directorships: CONSOL Coal Resources GP LLC (2017-2020)
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
Other Public Company Directorships: Tortoise Acquisition Corp (2019-2020); Tesoro Logistics GP, LLC (2018-2019); Marathon Petroleum Corporation (2015-2018)
Mr. Stice was elected a member of the Board effective April 2018, and as a member of the MPC Board of Directors in February 2017. He has served as the Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since 2015. Mr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P., a gathering and processing master limited partnership, in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. and Senior Vice President of natural gas projects of Chesapeake Energy Corporation since 2008. Mr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.
Qualifications: Mr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and previously served on the board of directors of MarkWest, which we acquired in 2015. He has 35 years of experience in the upstream and midstream gas businesses.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2017); U.S. Silica Holdings, Inc. (since 2013); Spartan Energy Acquisition Corporation (since 2018); SandRidge Energy, Inc. (2015-2016)
Mr. Surma was elected a member of the Board effective October 2012, and as a member of the MPC Board of Directors in July 2011. He is Chairman of the Board of MPC. Mr. Surma retired as the Chief Executive Officer and Executive Chairman of United States Steel Corporation, an integrated steel producer, in 2013. Prior to joining United States Steel, he served in several executive positions with Marathon, including as Senior Vice President, Finance & Accounting of Marathon Oil Company in 1997; President, Speedway SuperAmerica LLC in 1998; Senior Vice President, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000; and President of Marathon Ashland Petroleum in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP, becoming a partner in 1987. In 1983, he participated in the President’s Executive Exchange Program in Washington, D.C., serving as Executive Staff Assistant to the Federal Reserve Board’s Vice Chairman. Mr. Surma is on the board of the University of Pittsburgh Medical Center, and formerly chaired the boards of the Federal Reserve Bank of Cleveland and the National Safety Council. He was appointed by President Barack Obama to the President’s Advisory

Committee for Trade Policy and Negotiations, serving from 2010 to 2014, including as Vice Chairman. Mr. Surma holds a bachelor’s degree in accounting from Pennsylvania State University.
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired chairman and chief executive officer of a large industrial firm and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships: Marathon Petroleum Corporation (since 2011); Trane Technologies plc (formerly Ingersoll-Rand plc) (since 2013); Public Service Enterprise Group Inc. (since 2019); Concho Resources Inc. (2014-2020)
Mr. Templin was elected a member of the Board in June 2012. He served as Executive Vice President and Chief Financial Officer of MPC from July 2019 to January 2021. Prior to this appointment, he served as President, Refining, Marketing and Supply of MPC beginning in October 2018, President of MPC beginning in 2017, President of MPLX GP and Executive Vice President of MPC beginning in 2016, Executive Vice President, Supply, Transportation and Marketing of MPC beginning in 2015, Vice President and Chief Financial Officer of MPLX GP beginning in 2012, and Senior Vice President and Chief Financial Officer of MPC beginning in 2011. Prior to joining MPC, Mr. Templin was a managing partner of the audit practice of PricewaterhouseCoopers LLP with more than 25 years of providing auditing and advisory services to a wide variety of private, public and multinational companies. He is a member of the Grove City College Board of Trustees and past Chairman of the Downstream Committee of API. Mr. Templin is a graduate of Grove City College, a certified public accountant, a member of the American Institute of Certified Public Accountants and has attended the Oxford Institute for Energy Studies.
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
Other Public Company Directorships: Tesoro Logistics GP, LLC (2018-2019); Calgon Carbon Corporation (2013-2018)
Mr. Aydt was appointed Executive Vice President and Chief Commercial Officer effective August 2020. Prior to this appointment, he served as Vice President, Business Development, beginning in November 2018, Vice President, Operations, and President of Marathon Pipe Line LLC beginning in January 2017, MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and Project Director for the $2.2 billion Detroit Heavy Oil Upgrade Project beginning in 2008. Mr. Aydt chairs the board of the Louisiana Offshore Oil Port (LOOP).

Mr. Floerke was appointed Executive Vice President and Chief Operating Officer effective August 2020. Prior to this appointment, he served as Executive Vice President, Gathering and Processing, beginning in 2018, Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in 2015, at the time of the MarkWest Merger. Before joining us, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region, at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P., a gathering and processing master limited partnership, from 2011 until 2013.
Ms. Gagle was appointed General Counsel effective October 2017. She was appointed MPC’s General Counsel and Senior Vice President, Government Affairs, effective February 24, 2021. Prior to this appointment, Ms. Gagle served as MPC’s General Counsel beginning in March 2016, Assistant General Counsel, Litigation and Human Resources, beginning in 2011, Senior Group Counsel, Downstream Operations, beginning in 2010, and Group Counsel, Litigation, beginning in 2003.
Mr. Brooks was appointed Executive Vice President effective February 2021. Prior to this appointment, he served as Senior Vice President beginning in February 2018, and MPC’s Executive Vice President, Refining, beginning in October 2018, MPC’s Senior Vice President, Refining, beginning in March 2016, General Manager of MPC’s Galveston Bay, Texas, refinery beginning in 2013, General Manager of MPC’s

Robinson, Illinois, refinery beginning in 2010, and General Manager of MPC’s St. Paul Park, Minnesota, refinery beginning in 2006.
Mr. Hessling was appointed Senior Vice President effective October 2018. He was appointed MPC’s Senior Vice President, Global Feedstocks, effective February 24, 2021, having served as MPC’s Senior Vice President, Crude Oil Supply and Logistics since October 2018. Prior to this appointment, Mr. Hessling served as MPC’s Manager, Crude Oil & Natural Gas Supply and Trading beginning in 2014, and Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Kaczynski was appointed Senior Vice President, Finance, and Treasurer effective February 24, 2021, having served as Vice President, Finance and Treasurer since December 2020. He was appointed MPC’s Senior Vice President, Finance, and Treasurer effective February 24, 2021, having served as MPC’s Vice President, Finance, and Treasurer since 2015. Prior to joining MPC, Mr. Kaczynski was Vice President and Treasurer of Goodyear Tire and Rubber Company, one of the world’s largest tire manufacturers, beginning in 2014, and Vice President, Investor Relations beginning in 2013.
Mr. Partee was appointed Senior Vice President effective October 2018. He was appointed MPC’s Senior Vice President, Global Clean Products, effective February 24, 2021, having served as MPC’s Senior Vice President, Marketing, since October 2018. Prior to this appointment, Mr. Partee served as MPC’s Vice President, Business Development, beginning in February 2018, Director of Business Development beginning in January 2017, Manager of Crude Oil Logistics beginning in 2014, and Vice President, Business Development and Franchise, at Speedway beginning in 2012.
Ms. Benson was appointed Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary for MPC and us effective June 2018, having previously served as Vice President, Chief Compliance Officer and Corporate Secretary for MPC and us since March 2016. Prior to her 2016 appointment, Ms. Benson was MPC’s Assistant General Counsel, Corporate and Finance beginning in 2012, and Group Counsel, Corporate and Finance beginning in 2011.
Mr. Hagedorn was appointed Vice President and Controller effective October 2017. Prior to this appointment, he was Vice President and Controller at CONSOL Energy Inc., a Pennsylvania-based coal producer and exporter, beginning in 2015, Assistant Controller beginning in 2014 and Director, Financial Accounting, beginning in 2012. Mr. Hagedorn was Chief Accounting Officer for CONE Midstream Partners LP, a publicly traded master limited partnership with gathering assets in the Appalachian Basin, from 2014 to 2015. Previously, he served in positions of increasing responsibility with Pricewaterhouse-Coopers LLP beginning in 1998.
Ms. Kazarian was appointed Vice President, Investor Relations, for MPC and us effective April 2018. Prior to this appointment, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank, a global investment bank and financial services company, beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
Mr. Lyon was appointed Vice President, Operations, and President, Marathon Pipe Line LLC, effective November 2018. Prior to that, he was Vice President of Operations for Marathon Pipe Line LLC beginning in 2011.
GOVERNANCE FRAMEWORK
Our Governance Principles provide the functional framework of our Board. They address, among other things, the primary roles, responsibilities and oversight functions of the Board and its committees, director independence, committee composition, the process for director selection and director qualifications, director compensation and director retirement and resignation. Our Governance Principles provide that directors generally must retire from service once they reach age 73, unless otherwise approved by the general partner’s sole member. The sole member has approved extensions of up to one year for each of Mr. Beatty (ending in 2021) and Mr. Sandman (ending in 2022).

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
Copies of the Governance Principles, the Code of Business Conduct, the Code of Ethics for Senior Financial Officers, and the Whistleblowing as to Accounting Matters Policy are available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate_Governance/.
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
BOARD LEADERSHIP STRUCTURE
Our Governance Principles provide the Board with the flexibility to determine from time to time the optimal leadership for the Board depending upon our particular needs and circumstances. The Board has determined that Mr. Hennigan is in the best position at this time to serve as Chairman due to his extensive knowledge of all aspects of our business, as well as our continued relationship with MPC.
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
COMMITTEES OF THE BOARD
Our Board has a standing Audit Committee and Conflicts Committee, and may have such other committees as the Board shall determine from time to time. Each committee operates under a written charter, which is available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate_Governance/. Each charter requires the applicable committee to annually assess and report to the Board on the adequacy of the charter.
We have additionally established an executive committee of the board, comprised of Messrs. Hennigan and Sandman, to address matters that may arise between meetings of the Board. This executive committee may exercise the powers and authority of the Board subject to specific limitations consistent with applicable law.

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
Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2020 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP, the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s communications with the Audit Committee concerning independence, and has discussed with PricewaterhouseCoopers LLP its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the SEC.
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

COMMUNICATING WITH THE BOARD
All interested parties, including unitholders, may communicate directly with the Board, the Chairs of the Board’s standing committees and the independent directors as follows:
Mail:     Attn: Corporate Secretary, MPLX GP LLC, 200 East Hardin Street, Findlay, OH 45840.
Email:
•Independent Directors (individually or as a group): non-managedirectors@mplx.com
•Audit Committee Chair: auditchair@mplx.com
•Conflicts Committee Chair: conflictschair@mplx.com
Our Corporate Secretary will forward to the directors all communications that, in her judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations and matters not relevant to the Partnership’s affairs.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program and explains how and why 2020 compensation decisions were made for our named executive officers listed below (our “NEOs”). We recommend that this section be read together with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11.
NAMED EXECUTIVE OFFICERS

This CD&A focuses on the compensation for our NEOs, which for 2020 included our Chairman, President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), three other most highly compensated executive officers, and one former highly compensated executive officer:

Name	Title

Michael J. Hennigan	Chairman, President and CEO
Pamela K.M. Beall	Executive Vice President and CFO
Suzanne Gagle	General Counsel
Gregory S. Floerke	Executive Vice President and Chief Operating Officer
Timothy J. Aydt	Executive Vice President and Chief Commercial Officer
John S. Swearingen	Former Executive Vice President, Logistics and Storage (retired effective August 28, 2020)
COMPENSATION DECISIONS AND ALLOCATION

Compensation Allocation

We do not directly employ any of the personnel responsible for managing and operating our business, including our NEOs. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC or one of its affiliates. Under the terms of an omnibus agreement, described in Item 8. Financial Statements and Supplementary Data, Note 6 of this report, we pay MPC a fixed amount in return for services provided by our NEOs, which totaled approximately $8.8 million for 2020. The only direct compensation we provide our NEOs is in the form of long-term equity incentive awards, which are shown in detail in the “2020 Grants of Plan-Based Awards” table and accompanying narrative below.

This CD&A generally reports the non-equity components of compensation for Mr. Hennigan, Ms. Gagle and Mr. Swearingen on a prorated basis at 55%, 50% and 75%, respectively, to reflect the portion of each executive’s time allocated to us for 2020 under our omnibus agreement. As Ms. Beall and Messrs. Floerke and Aydt devoted most of their total business time to us in 2020, this CD&A reports the non-equity components of their compensation at 100%.

Compensation Decisions
We maintain the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including MPC, who provide services to our business. The Compensation and Organization Development Committee of MPC’s board of directors (“MPC’s Compensation Committee”), currently comprised of five independent directors, recommends awards under the MPLX 2018 Plan for our NEOs, subject to approval by our Board, which typically considers such awards on an annual basis. Our Board makes all final determinations with respect to awards under this plan. All other compensation decisions for our NEOs are made by MPC's Compensation Committee and are not subject to approval by our Board or us.

Compensation Consultant

Our Board does not have a standing compensation committee and has not hired its own compensation consultant. MPC’s Compensation Committee engages an independent compensation consultant to provide compensation consulting services and comparative compensation information.

EXECUTIVE COMPENSATION PROGRAM FOR 2020
2020 Base Salary

MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. In setting base salary, MPC’s Compensation Committee evaluated peer group and other market data, each individual’s experience and contributions over the prior year, demonstrated performance and skills acquired over the course of each NEO’s career and MPC’s succession-planning needs. Taking these matters into consideration, MPC’s Compensation Committee made the following adjustments to our NEOs’ base salaries for 2020:

Name	Previous Base Salary ($)	Base Salary Effective Apr. 1, 2020 ($)	Increase (%)

Hennigan*	577,500	880,000	52.4
Beall	560,000	575,000	2.7
Gagle*	312,500	350,000	12.0
Floerke	540,000	560,000	3.7
Aydt	360,000	400,000	11.1
Swearingen*	405,000	420,000	3.7
* As noted above in “Compensation Decisions and Allocation,” the non-equity elements, including base salary, of Mr. Hennigan’s, Ms. Gagle’s and Mr. Swearingen’s compensation are reflected in this table and in the “2020 Summary Compensation Table” below at 55%, 50% and 75%, respectively, to reflect the portions of their time allocated to us for 2020 under our omnibus agreement.
Mr. Hennigan, who was already serving as our President and CEO, was also appointed as MPC’s President and CEO effective March 17, 2020, and MPC’s Compensation Committee increased his base salary effective the same date in recognition of the additional responsibilities he assumed upon his appointment. Following the increase, his salary is slightly below the market median for the CEO role. He did not receive a further increase on April 1, 2020. The MPC Compensation Committee’s decisions to increase Ms. Gagle’s and Mr. Aydt’s base salaries were based on each NEO’s continued strong performance and the MPC Compensation Committee’s determination to bring each NEO closer to the market median for her or his position. Base salary changes for Ms. Beall, Mr. Floerke and Mr. Swearingen reflect annual merit program increases to maintain market competitiveness.
2020 Annual Cash Bonus Program

Our current NEOs were eligible to participate in MPC’s 2020 Annual Cash Bonus (“ACB”) program, which MPC’s Compensation Committee approved in February 2020, as part of their compensation for the services they provide to MPC and its affiliates, including us. MPC determined awards to our NEOs under the ACB program without input from our Board or us. Under our omnibus agreement, no portion of any bonus paid to our NEOs under the ACB is charged back to us. Awards under the ACB program for our NEOs were calculated as follows:

Eligible Earnings	×	Bonus Target	×	Performance	=	Final Award

Eligible Earnings generally refers to the NEO’s year-end base salary rate. In an NEO’s year of hire or separation, eligible earnings is calculated as the sum of base wages paid during the year plus compensation deferred during the year, which has the effect of prorating the award.

Bonus Target is a percentage of each NEO’s base salary. MPC’s Compensation Committee generally approves bonus target opportunities for our NEOs based on analysis of market-competitive data for MPC’s compensation peer group, while also taking into consideration each executive’s experience, relative scope of responsibility and potential, other market data and any other information MPC’s Compensation Committee deems relevant in its discretion.

Performance metrics and levels are established by MPC’s Compensation Committee at the beginning of the performance year. Once the performance year has ended, MPC’s Compensation Committee reviews and assesses company performance against the performance metrics and levels, as well as other factors MPC’s Compensation Committee deems relevant in its discretion, including the NEOs’ organizational and individual performance.

•There is no guaranteed minimum ACB payout.
•Payout results may be above or below target based on actual company and individual performance.
•Payouts are capped at 200% of each NEO’s target award.

2020 MPC Company Metrics and Performance (80% of ACB Program)

MPC's 2020 ACB program emphasized pre-established financial, operational, sustainability and safety performance measures, collectively weighted at 80%. The following table provides the target weighting for each metric, performance levels and MPC’s actual performance achieved in 2020 ($ in millions):

Performance Metric		Target Weighting	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout	Result	Performance Achieved

50%	FINANCIAL
	Operating Income Per Barrel	20%	5th or 6th Position	3rd or 4th Position	1st or 2nd Position	3rd or 4th Position	20%
						(100% of target)
	EBITDA	20%	$6,700	$11,100	$13,100	$3,750	0%
						(0% of target)
	Distributable Cash Flow at MPLX	10%	$3,774	$4,194	$4,403	$4,327	16.36%
						(163.64% of target)
10%	OPERATIONAL
	Mechanical Availability	10%	95%	96%	97%	96.8%	18%
						(180% of target)
20%	SUSTAINABILITY
	Greenhouse Gas Intensity	5%	24.2	23.6	22.8	23.7	4.58%
						(91.67% of target)
	Designated Environmental Incidents	5%	110	90	75	50	10%
						(200% of target)
	Marathon Safety Performance Index	5%	1.00	0.65	0.40	0.80	3.93%
						(78.57% of target)
	Process Safety Events Rate	5%	0.53	0.35	0.25	0.25	10%
						(200% of target)
80%	Total Target Weighting					Total Achieved:	82.87%
TOTAL ACHIEVED AS A PERCENTAGE OF TOTAL TARGET: 104%

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

Greenhouse Gas (GHG) Intensity measures how efficiently MPC operates its facilities and implements a business plan that promotes a less carbon-intensive future. GHG intensity is based on Scope 1 and Scope 2 GHG emissions divided by the manufacturing inputs processed at MPC’s petroleum refineries, renewable fuel refineries and natural gas processing and fractionation plants.

Designated Environmental Incidents measures certain internal environmental performance metrics.

Marathon Safety Performance Index measures MPC’s success and commitment to employee safety. Goals are set annually at best-in-class industry performance, focusing on continual improvement and include common industry metrics.

Process Safety Events Rate measures MPC’s ability to identify, understand and control certain process hazards.
The performance levels for each metric were established by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2020, MPC's business plan and MPC’s overall strategy. The performance levels were set with threshold levels viewed as likely achievable, target levels viewed as challenging but achievable, and maximum levels viewed as extremely difficult to achieve.
MPC’s Compensation Committee determined to make no pandemic-related adjustments to or relaxing of performance levels under the 2020 ACB program.
2020 MPC Compensation Committee Discretion (20% of ACB Program)
The primary purpose of the discretionary component is to recognize instances where, due to unforeseen circumstances, the company performance metrics results are not entirely indicative of overall company results. For 2020, MPC’s Compensation Committee evaluated this component of the ACB based upon its discretionary assessment of company performance and our NEOs’ contributions to the successful execution of our business objectives and enhancement of value for our shareholders. Key achievements considered for 2020 included:
•Negotiating and progressing MPC’s $21 billion sale of Speedway.
•Managing through the challenges created by the COVID-19 pandemic and associated downturn in demand for MPC’s and our products and services.
•Focusing on reductions in cost structure to position the company for through-cycle resiliency.
•Strengthening the competitive position of MPC’s assets through advancing its investments in renewables, including the successful startup of MPC’s Dickinson renewable fuels facility and advancing the conversion of MPC’s Martinez refinery into a renewable diesel facility.
•Delivery by MPLX of strong business performance, supported by strict capital discipline and generation of excess cash flow for 2020 after capital investments and distributions.
•Excellence in environmental, personal safety and process safety improvement.
•Progress on diversity and inclusion initiatives.
Following this review, MPC’s Compensation Committee determined to exercise its discretion by applying the calculation derived from the pre-established metrics component to the 20% of the ACB program.
ACB Payments for 2020

In February 2021, MPC's Compensation Committee certified the results under the performance metrics for the 2020 ACB program and, taking into consideration MPC's performance relative to the pre-established metrics (assessed at 104%), the key achievements discussed above and each NEO's organizational and individual performance, awarded the following amounts under the ACB program to our participating NEOs for 2020:

Name	2020 Year-End Base Salary ($)	Bonus Target as a % of Base Salary	Target Bonus ($)	Final Award as a % of Target	Final Award ($)

Hennigan*	880,000	150	1,320,000	104	1,372,800
Beall	575,000	70	402,500	104	419,000
Gagle*	350,000	70	245,000	104	255,000
Floerke	560,000	70	392,000	104	408,000
Aydt	400,000	60	240,000	104	250,000
* As noted above in “Compensation Decisions and Allocation,” the non-equity elements, including base salary and ACB payouts, of Mr. Henningan’s and Ms. Gagle’s compensation are reflected in this table and in the “2020 Summary Compensation Table” below at 55% and 50%, respectively, to reflect the portions of their time allocated to us for 2020 under our omnibus agreement.
Upon his retirement in August 2020, Mr. Swearingen received a $276,285 lump sum cash payout attributable to his target bonus under the ACB program and prorated for his service during 2020. This amount is included in the “Other” column of the “2020 Summary Compensation Table” below.
2020 Long-Term Incentive Compensation Program

MPC’s long-term incentive (“LTI”) compensation program is designed to promote achievement of MPC’s and our long-term business objectives by linking our NEOs’ compensation directly to long-term company and equity performance, thereby strengthening alignment between the interests of our NEOs, MPC’s shareholders and our unitholders.

Under MPC’s 2020 LTI program, MPC’s Compensation Committee awarded our NEOs MPC performance units, MPC stock options, MPC restricted stock units (“RSUs”), MPLX performance units and MPLX phantom units. The MPC awards were granted by MPC’s Compensation Committee, and the MPLX awards were granted by a committee of our Board comprised of the independent directors (the “MPLX Committee”) following a recommendation by MPC's Compensation Committee. For 2020, MPC’s Compensation Committee determined the following mix of LTI awards was appropriate for our NEOs*:

80% MPC LTI AWARDS			20% MPLX LTI AWARDS

50% Performance Units	30% Stock Options	20% RSUs	50% Performance Units	50% Phantom Units

MPC Performance Units align our NEOs’ long-term interests with MPC’s shareholders’ long-term interests by conditioning payout on the performance of MPC’s Total Shareholder Return (“TSR”) relative to that of MPC’s peers over a three-year period.

MPC Stock Options drive behaviors and actions that enhance long-term shareholder value and are inherently performance-based, as MPC’s stock price must increase before the NEO can recognize any benefit. Awards generally vest ratably over three years and have a 10-year term until expiration.

MPC RSUs promote our NEOs’ ownership of MPC’s common stock, aid in retention and help our NEOs comply with MPC’s stock ownership guidelines. Awards generally vest ratably over three years.

MPLX Performance Units align our NEOs’ long-term interests with the long-term interests of our unitholders by conditioning payout on the performance of our total unitholder return relative to our peers and our distributable cash flow, in each case over a three-year period.

MPLX Phantom Units promote our NEOs’ ownership of our common units, strengthening alignment between our NEOs’ interests and our unitholders’ interests, and help them comply with our unit ownership guidelines. Awards generally vest ratably over three years.

* The MPLX Committee determines the mix of MPLX awards between performance units and phantom units.
Annual 2020 LTI awards were made to our NEOs on March 1, 2020. See the “2020 Grants of Plan-Based Awards” table and accompanying narrative below for more information about the specific awards granted to our NEOs in 2020.

CEO Promotion Award
On March 17, 2020, MPC’s Board appointed Mr. Hennigan as MPC’s President and CEO, and MPC’s Compensation Committee awarded him an additional grant of MPC RSUs to meet the LTI target it had set for the CEO role, which for 2020 was 15% below the market median. This resulted in an aggregate 2020 LTI award mix for Mr. Hennigan of 18% MPC performance units, 11% MPC stock options, 63% MPC RSUs, 4% MPLX performance units and 4% MPLX phantom units. For 2021, his LTI award mix will consist of 60% performance-based LTI consistent with the other NEOs.
MPC Performance Units
MPC performance units pay out based on MPC’s three-year TSR relative to the peer group shown in the following table. Each MPC performance unit has a target value of $1.00, and the actual payout can vary from $0.00 to $2.00 (0% to 200% of target). MPC performance units settle 25% in MPC common stock and 75% in cash.

MPC TSR PAYOUT PERCENTAGE CALCULATION
MPC’s relative TSR performance percentile is determined for each of four measurement periods, with linear interpolation used for results between target levels:
	Below Threshold	Threshold	Target	Maximum
MPC TSR Percentile	Below 30th	30th	50th	100th (Highest)
Payout (% of Target)	0%	50%	100%	200%

TSR CALCULATION			MEASUREMENT PERIODS

(Ending Stock Price - Beginning Stock Price) + Cumulative Cash Dividends			First 12 months Second 12 months Third 12 months Entire 36-month period
Beginning Stock Price
The beginning and ending stock price is the average of each company’s closing stock price for the 20 trading days immediately preceding each applicable date.

MPC PERFORMANCE UNIT PEER GROUPS
2018 Performance Units	2019 Performance Units		2020 Performance Units
(1/1/2018 – 12/31/2020 Performance Period)	(1/1/2019 – 12/31/2021 Performance Period)		(1/1/2020 – 12/31/2022 Performance Period)

Chevron Corporation HollyFrontier Corporation PBF Energy Inc. Phillips 66 Valero Energy Corporation S&P 500 Energy Index	BP p.l.c. Chevron Corporation Exxon Mobil Corporation HollyFrontier Corporation PBF Energy Inc. Phillips 66 Valero Energy Corporation S&P 500 Energy Index		BP p.l.c. Chevron Corporation CVR Energy, Inc. Delek US Holdings, Inc. Exxon Mobil Corporation HollyFrontier Corporation PBF Energy Inc. Phillips 66 Valero Energy Corporation S&P 500 Energy Index

In January 2021, MPC’s Compensation Committee certified the final TSR results for the MPC 2018 performance units as follows:

TSR Measurement Period		Position Relative to Peer Group	Percentile Ranking (%)		TSR Payout Percentage (% of Target)
	Actual TSR (%)

1/1/2018–12/31/2018	-4.62	4th of 7	50.00		100.00
1/1/2019–12/31/2019	3.16	4th of 7	50.00		100.00
1/1/2020–12/31/2020	-26.97	2nd of 7	83.33	*	100.00
1/1/2018–12/31/2020	-26.56	4th of 7	50.00		100.00
			Average:		100.00
* Although MPC’s performance percentile ranking of 83.33% relative to its peers for the January 1, 2020, through December 31, 2020, performance period would have resulted in a payout percentage higher than 100%, MPC’s program is designed such that payout is capped at 100% in years when TSR is negative to provide alignment with MPC’s shareholders.

MPC’s Compensation Committee determined to make no pandemic-related adjustments to or relaxing of performance levels under the MPC 2018 performance units. The average payout above was applied to each NEO’s target award value as follows:

	Hennigan	Beall	Gagle	Floerke	Aydt	Swearingen

MPC 2018 Performance Units Granted (#)	875,000	250,000	400,000	250,000	—	250,000
Payout ($)	875,000	250,000	400,000	250,000	—	250,000
MPC performance units granted to our current NEOs in 2019 and 2020 remain outstanding. See the “2020 Grants of Plan-Based Awards” and “Outstanding Equity Awards at 2020 Fiscal Year-End” tables below for additional information about these awards.

MPLX Performance Units

MPLX performance units pay out based 50% on our total unitholder return (“TUR”) relative to a peer group of midstream companies and 50% on distributable cash flow (“DCF”) attributable to MPLX, measured over a three-year performance cycle. Each MPLX performance unit has a target value of $1.00, and the actual payout can vary from $0.00 to $2.00 (0% to 200% of target). MPLX performance units settle 25% in MPLX common units and 75% in cash.

MPLX TUR PAYOUT PERCENTAGE CALCULATION
Our relative TUR performance percentile is determined for each of four measurement periods, with linear interpolation used for results between target levels:
	Below Threshold	Threshold	Target	Maximum
MPLX TUR Percentile	Below 30th	30th	50th	100th (Highest)
Payout (% of Target)	0%	50%	100%	200%

TUR CALCULATION			MEASUREMENT PERIODS

(Ending Unit Price - Beginning Unit Price) + Cumulative Cash Distributions			First 12 months Second 12 months Third 12 months Entire 36-month period
Beginning Unit Price
The beginning and ending unit price is the average of each company’s closing unit price for the 20 trading days immediately preceding each applicable date.

MPLX PERFORMANCE UNIT PEER GROUPS
	2018 and 2019 Performance Units	2020 Performance Units
	(1/1/2018 – 12/31/2020 and 1/1/2019 – 12/31/2021 Performance Periods)	(1/1/2020 – 12/31/2022 Performance Period)

Ten companies in the Alerian MLP Index with the highest market capitalization as determined on the last day of each measurement period. For the 1/1/2020–12/31/2020 measurement period, these were:
Andeavor Logistics LP*
Buckeye Partners, L.P.*
Enterprise Products Partners L.P.
Magellan Midstream Partners, L.P.
Phillips 66 Partners LP
Plains All American Pipeline, L.P.
Valero Energy Partners LP*
Western Gas Partners, LP

		Cheniere Energy Partners LP DCP Midstream LP Enable Midstream Partners, LP Enterprise Products Partners LP Energy Transfer LP	Magellan Midstream Partners, L.P. Phillips 66 Partners LP Plains All American Pipeline, L.P. Shell Midstream Partners, L.P. Western Midstream Operating, LP.
* Removed effective January 1, 2019 due to industry consolidation.

MPLX DCF PAYOUT PERCENTAGE CALCULATION
DCF attributable to MPLX is measured for each year of a three-year performance cycle, with each year’s target based on our annual business plan as approved by the MPLX Board at the beginning of the year. Our DCF metric threshold, target and maximum levels are calculated as 90%, 100% and 105%, respectively, of the annual business plan DCF target. Linear interpolation is used for results between target levels ($ in millions):

Performance Periods	Below Threshold (No Payout)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)

DCF Attributable to MPLX for 2020	Below $3,775	$3,775	$4,194	$4,404

DCF Attributable to MPLX for 2021	Below $3,757	$3,757	$4,174	$4,383

DCF Attributable to MPLX for 2022	To be submitted for approval January 2022

	<90% of Annual Business Plan DCF	90% of Annual Business Plan DCF	100% of Annual Business Plan DCF	105% of Annual Business Plan DCF

In January 2021, the MPLX Committee certified the final relative TUR and DCF results for the 2018 MPLX performance units as follows ($ in millions):

			Percentile Ranking (%)		TUR Payout Percentage (% of Target)
TUR Measurement Period	Actual TUR (%)	Position

1/1/2018–12/31/2018	-4.16	6th of 9	37.50		68.75
1/1/2019–12/31/2019	-13.83	5th of 6	20.00		—
1/1/2020–12/31/2020	0.17	1st of 6	100.00		200.00
1/1/2018–12/31/2020	-16.35	2nd of 6	80.00	*	100.00
			Average:		92.19
* Although our performance percentile ranking of 80.00% relative to our peers for the January 1, 2020, through December 31, 2020, performance period would have resulted in a payout percentage higher than 100%, our program is designed such that payout is capped at 100% in years when TUR is negative to provide alignment with our unitholders.

DCF Performance Period	Below Threshold				Actual DCF Attributable to MPLX	DCF Payout Percentage (% of Target)
		Threshold	Target	Maximum

1/1/2018-12/31/2018	Below $2,335	$2,335	$2,595	$2,725	$2,781	200.00
1/1/2019-12/31/2019	Below $3,797	$3,797	$4,219	$4,430	$4,100	85.90
1/1/2020-12/31/2020	Below $3,775	$3,775	$4,194	$4,404	$4,327	163.42
					Average:	149.77
The MPLX Committee determined to make no pandemic-related adjustments to or relaxing of performance levels under the MPLX 2018 performance units. The average TUR payout percentage and the average DCF payout percentage were averaged (120.98%) and applied to each NEO’s target award as follows:

	Hennigan	Beall	Gagle	Floerke	Aydt	Swearingen

MPLX 2018 Performance Units Granted (#)	875,000	250,000	400,000	250,000	100,000	250,000
Payout ($)	1,058,575	302,450	483,920	302,450	120,980	302,450
MPLX performance units granted to our current NEOs in 2019 and 2020 remain outstanding. See the “2020 Grants of Plan-Based Awards” and “Outstanding Equity Awards at 2020 Fiscal Year-End” tables below for additional information about these awards.

MPC Synergy Performance Units
In January 2019, MPC’s Compensation Committee awarded our NEOs synergy performance units under a performance unit incentive program designed to promote MPC’s realization (or “capture”) of annual run-rate synergies in connection with the integration of Andeavor, which MPC acquired on October 1, 2018.

The MPC synergy performance units are payable in cash upon the achievement of the following performance targets during each applicable performance period, with the payout for performance between levels determined using linear interpolation.

	October 1, 2018 through December 31, 2019		January 1, 2020 through December 31, 2020		January 1, 2021 through December 31, 2021
Performance Level	Synergy Capture Performance	Payout Percentage	Synergy Capture Performance	Payout Percentage	Synergy Capture Performance	Payout Percentage

Maximum	$960 million	200%	$1,420 million	200%	$2,000 million	200%
Target	$480 million	100%	$710 million	100%	$1,000 million	100%
Threshold	$240 million	50%	$355 million	50%	$500 million	50%
Below threshold	Below $240 million	0%	Below $355 million	0%	Below $500 million	0%
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
In January 2021, MPC’s Compensation Committee certified the final synergy capture performance for the January 1, 2020, through December 31, 2020, performance period at $1,189 million, resulting in an initial payout percentage of 168%. However, taking into consideration the demand destruction caused by the global COVID-19 pandemic, overall 2020 business results, and the consequent impact on MPC’s share price, MPC’s and our CEO recommended that MPC’s Compensation Committee exercise its negative discretion, and MPC’s Compensation Committee determined it was appropriate to reduce the payout percentage for the 2020 performance period from 168% to 100%, approving the following payouts to our NEOs:

	Hennigan	Beall	Gagle	Floerke	Aydt	Swearingen*

Target Number of MPC Synergy Performance Units for 2020	320,833	166,667	133,334	166,667	100,000	83,334
Payout ($)	320,833	166,667	133,334	166,667	100,000	83,334
* Mr. Swearingen’s target award for this performance period was prorated to reflect eight months of service in 2020 due to his retirement in August 2020. He will not participate in the 2021 performance period.
As noted above in “Compensation Decisions and Allocation,” the non-equity elements, including the MPC synergy performance unit payouts, of Mr. Hennigan’s, Ms. Gagle’s and Mr. Swearingen’s compensation are reflected in this table and in the “2020 Summary Compensation Table” below at 55%, 50% and 75%, respectively, to reflect the portions of their time allocated to us for 2020 under our omnibus agreement.
The following synergy performance units granted to our current NEOs in 2019 for the January 1, 2021, through December 31, 2021, performance period remain outstanding: Mr. Hennigan, 320,834; Ms. Beall, 166,667; Ms. Gagle, 133,334; Mr. Floerke, 166,667; and Mr. Aydt, 100,000.
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
Retirement Benefits
Retirement benefits provided to our NEOs are designed by MPC to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits for 2020” and “2020 Nonqualified Deferred Compensation.”

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

Tax and Financial Planning Services
•MPC generally reimburses our NEOs for certain tax, estate and financial planning services up to $15,000 per year while serving as an executive officer and $3,000 in the year following retirement or death.

Health and Well-being
•Under MPC’s enhanced annual physical health program, our senior management, including our NEOs, are eligible for a comprehensive physical (generally in the form of a one-day appointment), with procedures similar to those available to all other employees under MPC’s health program.

Reportable values for these perquisite programs, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2020 Summary Compensation Table.”
COMPENSATION GOVERNANCE

Unit Ownership Guidelines

Our unit ownership guidelines align our executive officers’ long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to hold a specified level of MPLX common units. The targeted levels vary depending upon the executive’s position and responsibilities:

Position	Number of Units to Be Held

Chairman, President and Chief Executive Officer	25,000
Executive Vice Presidents	15,000
General Counsel	10,000
Senior Vice Presidents	10,000
Vice Presidents	5,000
Each executive is expected to meet these guidelines within five years of his or her assumption of the applicable position. The guidelines also require that these officers hold all common units distributed in settlement of phantom units or performance units for a minimum of one year following the vesting date.

Prohibition on Derivatives and Hedging

Under our policy on trading of securities, none of our directors, officers (including our NEOs) or certain MPC employees designated under the policy may purchase or sell any financial instrument, including but not limited to put or call options, the price of which is affected in whole or in part by changes in the price of our securities, unless such financial instrument was issued by us to such director, officer or covered employee. Further, no director, officer or covered employee may participate in any hedging transaction related to our securities. This policy ensures that our directors, officers and covered employees bear the full risk of MPLX common unit ownership.
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

Compensation-Based Risk Assessment

The independent members of our Board regularly review our policies and practices in compensating our service providers (including both executive officers and non-executives, if any) as they relate to our risk management profile. At the most recent review of our compensation program, our independent directors concluded that any risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on our financial statements.

Compensation Committee Interlocks and Insider Participation
Compensation matters are determined by the independent directors of our Board, with input from Mr. Hennigan, our Chairman, President and CEO. See “Director Independence” in Item 10. Directors, Executive Officers and Corporate Governance for more information about our independent directors. Mr. Hennigan is also an executive officer and director of MPC. Mr. Heminger, our former Chairman (until April 29, 2020), also served as President and CEO (until March 17, 2020) and Chairman (until April 29, 2020) of MPC. During 2020, none of our other executive officers served as a member of a compensation committee or board of directors of another entity that has an executive officer serving as a member of our Board.
COMPENSATION COMMITTEE REPORT

Our independent directors have reviewed and discussed the Compensation Discussion and Analysis for 2020 with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Michael L. Beatty
Christopher A. Helms
Garry L. Peiffer
Dan D. Sandman
Frank M. Semple
J. Michael Stice
John P. Surma

EXECUTIVE COMPENSATION TABLES
2020 SUMMARY COMPENSATION TABLE
The following table provides information regarding compensation for our 2020 NEOs for the years shown:

Name and Principal Position		Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)

Michael J. Hennigan	2020	653,125	8,988,339	1,104,000	1,693,633	242,057	195,426	12,876,580
Chairman, President and CEO of MPLX	2019	954,167	2,215,393	888,005	3,166,666	245,801	186,835	7,656,867
	2018	875,000	1,949,566	525,008	1,600,000	152,366	161,740	5,263,680
Pamela K.M. Beall	2020	563,750	671,413	240,000	585,667	194,300	118,937	2,374,067
Executive Vice President and CFO	2019	556,250	598,772	240,009	1,008,332	197,733	98,844	2,699,940
	2018	540,000	557,058	150,007	670,000	178,266	96,657	2,191,988
Suzanne Gagle	2020	321,875	1,342,778	480,000	388,334	196,900	75,690	2,805,577
General Counsel	2019	306,250	1,077,758	432,007	641,666	218,049	61,176	2,736,906
Gregory S. Floerke	2020	545,000	671,413	240,000	574,667	161,979	114,411	2,307,470
Executive Vice President and Chief Operating Officer	2019	536,250	598,772	240,009	953,332	125,985	87,453	2,541,801
	2018	506,250	557,058	150,007	610,000	93,153	84,350	2,000,818
Timothy J. Aydt	2020	370,000	402,861	144,000	350,000	348,188	74,307	1,689,356
Executive Vice President and Chief Commercial Officer
John S. Swearingen	2020	273,750	2,355,226	240,000	83,334	197,021	806,366	3,955,697
Former Executive Vice President, Logistics and Storage	2019	402,188	598,772	240,009	714,999	783,720	63,084	2,802,772
	2018	389,063	557,058	150,007	457,500	—	61,608	1,615,236
Salary shows the actual amount earned during the year. Mr. Hennigan’s 2020, 2019 and 2018 amounts are shown at 55%, 100% and 100%, respectively, to reflect the portion of his time allocated to us under our omnibus agreement for each applicable year. Amounts for Ms. Gagle and Mr. Swearingen are shown at 50% and 75%, respectively, to reflect the portions of their time allocated to us under our omnibus agreement for each applicable year. See the base salary overview in the CD&A for additional information on base salaries for 2020.
Stock Awards and Option Awards reflect the aggregate grant date fair value of LTI awarded in the applicable year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). See Item 8. Financial Statements and Supplementary Data, Note 21 of this report and Note 27 to MPC’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, for assumptions used to determine the values of these awards.
MPC’s Compensation Committee and the MPLX Committee approved a modification, effective July 29, 2020, to the MPC RSUs/restricted stock, MPC performance units, MPLX phantom units and MPLX performance units awarded to certain officers in 2018, 2019 and 2020, providing for full vesting of such awards in the event of an officer’s approved voluntary retirement. On August 10, 2020, Mr. Swearingen notified us of his intent to retire effective August 28, 2020. Accordingly, the 2020 amount shown for Mr.

Swearingen under “Stock Awards” includes (i) the grant date fair value of LTI awarded to him in March 2020 (the grant date fair value of which was $911,413), plus (ii) the July 29, 2020, modification fair value associated with the 2018, 2019 and 2020 awards that vested upon his retirement in August, in each case calculated in accordance with FASB ASC Topic 718. See the “2020 Grants of Plan-Based Awards” table below for detailed information about the reportable amounts regarding each award.
Performance Units granted in 2020 are included in the Stock Awards column for 2020. Their maximum value at grant date, assuming the highest level of performance achieved, is:

	Hennigan	Beall	Gagle	Floerke	Aydt	Swearingen

MPC Performance Units ($)	3,680,000	800,000	1,600,000	800,000	480,000	800,000
MPLX Performance Units ($)	920,000	200,000	400,000	200,000	120,000	200,000
Non-Equity Incentive Plan Compensation reflects the total ACB award earned for the year indicated, paid the following year. Amounts for 2019 and 2020 also include payouts under the synergy performance units for the performance periods from October 1, 2018, through December 31, 2019, and January 1, 2020, through December 31, 2020, respectively. Mr. Hennigan’s 2020, 2019 and 2018 amounts are shown at 55%, 100% and 100%, respectively, of the total value of his awards to reflect the portions of his time allocated to us under the omnibus agreement for each applicable year. Amounts for Ms. Gagle and Mr. Swearingen are shown at 50% and 75%, respectively, of the total value of their awards to reflect the portions of their time allocated to us under the omnibus agreement for each applicable year. The lump sum cash payout Mr. Swearingen received upon his retirement in August 2020, which includes a portion attributable to his prorated target bonus under the 2020 ACB program, is included in the “Other” column and discussed in further detail below.
Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects the annual change in actuarial present value of accumulated benefits under the MPC retirement plans. See “Post-Employment Benefits for 2020” for more information about the defined benefit plans and the assumptions used to calculate these amounts. No deferred compensation earnings are reported as our nonqualified deferred compensation plans do not provide above-market or preferential earnings. Mr. Hennigan’s 2020, 2019 and 2018 amounts are shown at 55%, 100% and 100%, respectively, to reflect the portion of his time allocated to us under the omnibus agreement for each applicable year. Amounts for Ms. Gagle and Mr. Swearingen are shown at 50% and 75%, respectively, to reflect the portions of their time allocated to us under the omnibus agreement for each applicable year.
All Other Compensation aggregates contributions to defined contribution plans and the limited perquisites MPC offers to our NEOs, which are described in more detail in the perquisites overview in the CD&A.

Name	Company Physicals ($)	Tax and Financial Planning ($)	Company Contributions to Defined Contribution Plans ($)	Other ($)	Total All Other Compensation ($)

Hennigan	3,879	10,521	181,026	—	195,426
Beall	3,879	2,667	112,391	—	118,937
Gagle	3,879	2,030	69,781	—	75,690
Floerke	3,879	3,200	107,332	—	114,411
Aydt	3,879	1,735	68,693	—	74,307
Swearingen	3,879	15,000	71,427	716,060	806,366
Company Contributions to Defined Contribution Plans reflect MPC’s contributions under its tax-qualified retirement plans and related nonqualified deferred compensation plans. For Mr. Hennigan, Ms. Gagle and Mr. Swearingen, these amounts are shown at 55%, 50% and 75%, respectively, to reflect the portions of their time allocated to us for 2020 under the omnibus agreement. See “Post-Employment Benefits for 2020” and “2020 Nonqualified Deferred Compensation” for more information.
Other for Mr. Swearingen includes a $707,983 lump sum payment upon his retirement, which consisted of 62 weeks of salary ($500,769) and an amount attributable to his target bonus ($207,214) under the 2020 ACB program based on his eligible earnings for 2020, and a $8,077 lump sum payment for his earned but unused vacation benefit upon his retirement. These amounts are shown at 75% to reflect the portion of his time allocated to us for 2020 under the omnibus agreement.

2020 GRANTS OF PLAN-BASED AWARDS
The following table provides information regarding MPC plan-based awards, including cash-based incentive awards and equity-based awards, granted by MPC’s Compensation Committee to our NEOs in 2020, as well as all MPLX plan-based awards granted by the MPLX Committee to our NEOs in 2020.

Name	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Hennigan
MPC Annual Cash Bonus			—	1,320,000	2,640,000
MPC Stock Options		3/1/2020								112,999	47.73	1,104,000
MPC RSUs		3/1/2020							15,421			736,044
MPC RSUs		3/17/2020	*						290,641			5,900,012
MPC Performance Units		3/1/2020				230,000	1,840,000	3,680,000				1,631,344
MPLX Phantom Units		3/1/2020							22,920			460,004
MPLX Performance Units		3/1/2020				28,750	460,000	920,000				260,935
Beall
MPC Annual Cash Bonus			—	402,500	805,000
MPC Stock Options		3/1/2020								24,565	47.73	240,000
MPC RSUs		3/1/2020							3,353			160,039
MPC Performance Units		3/1/2020				50,000	400,000	800,000				354,640
MPLX Phantom Units		3/1/2020							4,983			100,009
MPLX Performance Units		3/1/2020				6,250	100,000	200,000				56,725
Gagle
MPC Annual Cash Bonus			—	245,000	490,000
MPC Stock Options		3/1/2020								49,130	47.73	480,000
MPC RSUs		3/1/2020							6,705			320,030
MPC Performance Units		3/1/2020				100,000	800,000	1,600,000				709,280
MPLX Phantom Units		3/1/2020							9,966			200,018
MPLX Performance Units		3/1/2020				12,500	200,000	400,000				113,450
Floerke
MPC Annual Cash Bonus			—	392,000	784,000
MPC Stock Options		3/1/2020								24,565	47.73	240,000
MPC RSUs		3/1/2020							3,353			160,039
MPC Performance Units		3/1/2020				50,000	400,000	800,000				354,640
MPLX Phantom Units		3/1/2020							4,983			100,009
MPLX Performance Units		3/1/2020				6,250	100,000	200,000				56,725
Aydt
MPC Annual Cash Bonus			—	240,000	480,000
MPC Stock Options		3/1/2020								14,739	47.73	144,000
MPC RSUs		3/1/2020							2,012			96,033
MPC Performance Units		3/1/2020				30,000	240,000	480,000				212,784
MPLX Phantom Units		3/1/2020							2,990			60,009
MPLX Performance Units		3/1/2020				3,750	60,000	120,000				34,035
Swearingen
MPC Annual Cash Bonus			—	294,000	588,000
MPC Stock Options		3/1/2020								24,565	47.73	240,000
MPC RSUs		3/1/2020							3,353			160,039
MPC RSUs		7/29/2020							5,570			222,299
MPC Performance Units		3/1/2020				50,000	400,000	800,000				354,640
MPC Performance Units		7/29/2020				131,250	1,050,000	2,100,000				887,405
MPLX Phantom Units		3/1/2020							4,983			100,009
MPLX Phantom Units		7/29/2020							9,382			174,224
MPLX Performance Units		3/1/2020				6,250	100,000	200,000				56,725
MPLX Performance Units		7/29/2020				28,125	450,000	900,000				399,885
* As discussed above under “Long-Term Incentive (“LTI”) Compensation Program,” Mr. Hennigan was appointed as MPC’s President and CEO effective March 17, 2020. On that date, MPC’s Compensation Committee awarded him an additional grant of MPC RSUs to meet the LTI target it had set for the CEO role, which for 2020 was 15% below the market median.

Approval Dates. The MPC awards granted on March 1, 2020, and March 17, 2020, were approved by MPC’s Compensation Committee on February 25, 2020, and March 17, 2020, respectively. The MPLX awards granted on March 1, 2020, were approved by the MPLX Committee on February 25, 2020.
MPC’s Compensation Committee and the MPLX Committee approved a modification, effective July 29, 2020, to the MPC RSUs, MPC performance units, MPLX phantom units and MPLX performance units awarded to certain officers, including Mr. Swearingen, in 2018, 2019 and 2020, providing for full vesting of such awards in the event of such officer’s approved voluntary retirement. On August 10, 2020, Mr. Swearingen notified us of his intent to retire effective August 28, 2020. Accordingly, the July 29, 2020, awards shown for Mr. Swearingen represent the modification fair values associated with the 2018, 2019 and 2020 awards that vested on August 31, 2020, pursuant to his approved voluntary retirement.
MPC Stock Options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years after the grant date. The exercise price is equal to the closing price of MPC’s common stock on the grant date, or the next business day if the grant date did not fall on a business day. Option holders do not have voting rights or receive dividends on the underlying stock.
MPC RSUs generally vest in equal installments on the first, second and third anniversaries of the grant date. Unvested RSUs accrue dividend equivalents, which are paid on the scheduled vesting dates. Holders of unvested RSUs do not have voting rights.
MPC Performance Units generally vest following a 36-month performance period and are settled 25% in MPC common stock and 75% in cash. Unvested performance units do not accrue dividends or dividend equivalents and do not have voting rights. The target amounts shown reflect the number of performance units granted, each of which has a target value of $1.00. The threshold, which is the minimum possible payout, is achieved when the payout percentage is 50% for one TSR measurement period and 0% for the other three TSR measurement periods, resulting in an average payout percentage of 12.5%. The maximum payout is 200% of target.
MPLX Phantom Units generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPLX common units. Distribution equivalents accrue on the phantom unit awards and are paid on the scheduled vesting dates. Holders of unvested phantom units have no voting rights.
MPLX Performance Units generally vest following a 36-month performance period and are settled 25% in MPLX common units and 75% in cash. Unvested performance units do not accrue cash distributions or distribution equivalents or have voting rights. The target amounts shown reflect the number of performance units granted, each of which has a target value of $1.00. The threshold, which is the minimum possible payout, is achieved when the payout percentage is 0% for the DCF metric, 50% for one TUR measurement period and 0% for the other three TUR measurement periods, resulting in an average payout percentage of 6.25%. The maximum payout is 200% of target.
Grant Date Fair Value reflects the total grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718, as discussed further in Note 21 to our financial statements included in Item 8. Financial Statements and Supplementary Data and in Note 27 to MPC’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. The Black-Scholes value used for the MPC stock options was $9.77 per share. The MPC RSU values are based on the MPC common stock closing price on the grant (or modification) date, or the next business day if the grant (or modification) date did not fall on a business day, which was $47.73, $20.30 and $39.91 for the March 1, 2020, March 17, 2020, and July 29, 2020 awards, respectively. The MPC performance units value was $0.8866 per unit (for the July 29, 2020, awards, $0.9037, $0.8508 and $0.8029 per unit for the respective 2018, 2019 and 2020 performance years), using a Monte Carlo valuation model. The MPLX phantom unit value is based on the MPLX common unit closing price on the grant (or modification) date, or the next business day if the grant (or modification) date did not fall on a business day, which was $20.07 and $18.57 for the March 1, 2020, and July 29, 2020, awards, respectively. The portion (50%) of the MPLX performance units attributable to the TUR metric has a value of $0.8012 per unit (for the July 29, 2020, awards, $0.7174, $0.7200 and $0.9842 per unit for the respective 2018, 2019 and 2020 performance years) using a Monte Carlo valuation model, and the portion (50%) attributable to the DCF metric has values of $1.00, $0.00 and $0.00 for the respective 2020, 2021 and 2022 performance years (for the July 29, 2020 awards originally granted in 2018, 2019 and 2020, $1.00 for each performance year).

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2020.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Hennigan	3/1/2018	30,225	—	64.79	3/1/2028	MPC
	3/1/2019	61,925	—	62.68	3/1/2029	310,608	12,846,747	3,320,000	6,640,000
	3/1/2020	—	112,999	47.73	3/1/2030	MPLX
		92,150	112,999			38,080	824,432	830,000	1,660,000
Beall	3/1/2014	21,874	—	41.69	3/1/2024
	3/1/2015	20,150	—	50.89	3/1/2025
	3/1/2016	17,052	—	34.63	3/1/2026
	3/1/2017	4,776	—	50.99	3/1/2027
	3/1/2018	8,636	—	64.79	3/1/2028	MPC
	3/1/2019	16,737	—	62.68	3/1/2029	4,597	190,132	800,000	1,600,000
	3/1/2020	—	24,565	47.73	3/1/2030	MPLX
		89,225	24,565			9,205	199,288	200,000	400,000
Gagle	5/25/2011	8,080	—	22.36	5/25/2021
	12/5/2011	1,310	—	17.20	12/5/2021
	4/2/2012	4,210	—	21.72	4/2/2022
	4/1/2013	2,370	—	44.92	4/1/2023
	4/1/2014	3,006	—	44.77	4/1/2024
	4/1/2015	4,120	—	50.88	4/1/2025
	3/1/2016	25,678	—	34.63	3/1/2026
	3/1/2017	26,967	—	50.99	3/1/2027
	3/1/2018	13,817	—	64.79	3/1/2028	MPC
	3/1/2019	30,126	—	62.68	3/1/2029	8,858	366,367	1,520,000	3,040,000
	3/1/2020	—	49,130	47.73	3/1/2030	MPLX
		119,684	49,130			17,101	370,237	380,000	760,000
Floerke	3/1/2017	4,495	—	50.99	3/1/2027
	3/1/2018	8,636	—	64.79	3/1/2028	MPC
	3/1/2019	16,737	—	62.68	3/1/2029	4,594	190,008	800,000	1,600,000
	3/1/2020	—	24,565	47.73	3/1/2030	MPLX
		29,868	24,565			45,680	988,972	200,000	400,000

Aydt	12/5/2011	3,390	—	17.20	12/5/2021
	4/2/2012	4,210	—	21.72	4/2/2022
	4/1/2013	3,746	—	44.92	4/1/2023
	4/1/2014	4,810	—	44.77	4/1/2024
	4/1/2015	6,556	—	50.88	4/1/2025
	4/1/2016	9,106	—	36.39	4/1/2026
	4/1/2017	7,589	—	49.94	4/1/2027

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
	4/1/2018	5,907	—	71.80	4/1/2028	MPC
	3/1/2019	10,042	—	62.68	3/1/2029	3,094	127,968	480,000	960,000
	3/1/2020	—	14,739	47.73	3/1/2030	MPLX
		55,356	14,739			5,125	110,956	120,000	240,000
Swearingen	2/29/2012	33,614	—	20.78	3/1/2022
	2/27/2013	16,610	—	41.37	2/27/2023
	3/1/2014	17,372	—	41.69	3/1/2024
	3/1/2015	20,150	—	50.89	3/1/2025
	3/1/2016	32,097	—	34.63	8/31/2025
	3/1/2017	14,045	—	50.99	8/31/2025
	3/1/2018	8,636	—	64.79	8/31/2025	MPC
	3/1/2019	16,737	—	62.68	8/31/2025	4,571	189,057	800,000	1,600,000
	3/1/2020	24,565	—	47.73	8/31/2025	MPLX
		183,826	—			9,031	195,521	200,000	400,000
MPC Stock Options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years after the grant date. Pursuant to award agreement amendments made in 2019 for retention purposes (as further amended in December 2020 for administrative purposes), stock options granted to the NEOs (other than Mr. Swearingen) in 2018 and 2019 became non-forfeitable on December 28, 2020. Mr. Swearingen’s unvested stock options became non-forfeitable upon his retirement and are exercisable for a period of five years following that date.
Unvested Shares and Units reflect the number of unvested MPC RSUs/shares of restricted stock and MPLX phantom units held on December 31, 2020. MPC RSUs/restricted stock and MPLX phantom units generally vest in equal installments on the first, second and third anniversaries of the grant date.

Pursuant to award agreement amendments made in 2019 for retention purposes (as further amended in December 2020 for administrative purposes), MPC restricted stock and MPLX phantom unit awards granted to the NEOs (other than Mr. Swearingen) in 2018 and 2019 became “non-forfeitable” for tax purposes on December 28, 2020. Similarly, Mr. Swearingen’s 2018, 2019 and 2020 MPC restricted stock/RSUs and MPLX phantom unit awards became “non-forfeitable” for tax purposes upon his retirement in August 2020. When an award becomes non-forfeitable, certain taxes are immediately due. So that the participants do not have an out-of-pocket expense for these awards that have not yet distributed, the award is instead reduced to cover the tax obligation. These awards continue to be reflected in the following table as they remain subject to distribution on their original vesting dates; however, the portion used to pay the associated taxes has been excluded from this table and is instead included in the “Option Exercises and Stock Vested in 2020” table below.

	MPC RSUs/Restricted Stock			MPLX LP Phantom Units
Name	Grant Date	Number of Unvested Shares	Vesting Dates	Grant Date	Number of Unvested Units	Vesting Dates

Hennigan	3/1/2018	1,011	3/1/2021	3/1/2018	8,024	3/1/2021
	3/1/2019	3,535	3/1/2021, 3/1/2022	3/1/2019	7,136	3/1/2021, 3/1/2022
	3/1/2020	15,421	3/1/2021, 3/1/2022, 3/1/2023	3/1/2020	22,920	3/1/2021, 3/1/2022, 3/1/2023
	3/17/2020	290,641	3/17/2021, 3/17/2022, 3/17/2023		38,080
		310,608
Beall	3/1/2018	289	3/1/2021	3/1/2018	2,293	3/1/2021
	3/1/2019	955	3/1/2021, 3/1/2022	3/1/2019	1,929	3/1/2021, 3/1/2022
	3/1/2020	3,353	3/1/2021, 3/1/2022, 3/1/2023	3/1/2020	4,983	3/1/2021, 3/1/2022, 3/1/2023
		4,597			9,205
Gagle	3/1/2018	456	3/1/2021	3/1/2018	3,666	3/1/2021
	3/1/2019	1,697	3/1/2021, 3/1/2022	3/1/2019	3,469	3/1/2021, 3/1/2022
	3/1/2020	6,705	3/1/2021, 3/1/2022, 3/1/2023	3/1/2020	9,966	3/1/2021, 3/1/2022, 3/1/2023
		8,858			17,101
Floerke	3/1/2018	288	3/1/2021	12/18/2015	36,476	Upon termination without cause
	3/1/2019	953	3/1/2021, 3/1/2022	3/1/2018	2,292	3/1/2021
	3/1/2020	3,353	3/1/2021, 3/1/2022, 3/1/2023	3/1/2019	1,929	3/1/2021, 3/1/2022
		4,594		3/1/2020	4,983	3/1/2021, 3/1/2022, 3/1/2023
					45,680
Aydt	4/1/2018	257	4/1/2021	4/1/2018	979	4/1/2021
	11/1/2018	259	11/1/2021	3/1/2019	1,156	3/1/2021, 3/1/2022
	3/1/2019	566	3/1/2021, 3/1/2022	3/1/2020	2,990	3/1/2021, 3/1/2022, 3/1/2023
	3/1/2020	2,012	3/1/2021, 3/1/2022, 3/1/2023		5,125
		3,094
Swearingen	3/1/2018	312	3/1/2021	3/1/2018	2,299	3/1/2021
	3/1/2019	1,032	3/1/2021, 3/1/2022	3/1/2019	1,935	3/1/2021, 3/1/2022
	3/1/2020	3,227	3/1/2021, 3/1/2022, 3/1/2023	3/1/2020	4,797	3/1/2021, 3/1/2022, 3/1/2023
		4,571			9,031
Market Value of Unvested Shares and Units reflects the aggregate value of all shares of unvested MPC RSUs/restricted stock and MPLX phantom units held on December 31, 2020, using the MPC closing stock price of $41.36 and the MPLX closing unit price of $21.65 on that date.
Unvested Equity Incentive Plan Awards reflect the number of unvested MPC performance units and MPLX performance units held on December 31, 2020. MPC and MPLX performance units generally vest following a 36-month performance period; however, pursuant to award agreement amendments made in 2019 for retention purposes (as further amended in December 2020 for administrative purposes), the 2019 MPC and MPLX performance units shown in the table below for our NEOs became non-forfeitable for tax purposes on December 28, 2020. The 2019 and 2020 MPC and MPLX performance units shown for Mr. Swearingen became non-forfeitable for tax purposes upon his retirement. The performance cycles for the 2019 and 2020 awards remain unchanged.

Name	MPC Performance Units			MPLX Performance Units
	Grant Date	Number of Unvested Units	Performance Cycle	Grant Date	Number of Unvested Units	Performance Cycle

Hennigan	3/1/2019	1,480,000	1/1/2019 - 12/31/2021	3/1/2019	370,000	1/1/2019 - 12/31/2021
	3/1/2020	1,840,000	1/1/2020 - 12/31/2022	3/1/2020	460,000	1/1/2020 - 12/31/2022
		3,320,000			830,000
Beall	3/1/2019	400,000	1/1/2019 - 12/31/2021	3/1/2019	100,000	1/1/2019 - 12/31/2021
	3/1/2020	400,000	1/1/2020 - 12/31/2022	3/1/2020	100,000	1/1/2020 - 12/31/2022
		800,000			200,000
Gagle	3/1/2019	720,000	1/1/2019 - 12/31/2021	3/1/2019	180,000	1/1/2019 - 12/31/2021
	3/1/2020	800,000	1/1/2020 - 12/31/2022	3/1/2020	200,000	1/1/2020 - 12/31/2022
		1,520,000			380,000

Name	MPC Performance Units			MPLX Performance Units
	Grant Date	Number of Unvested Units	Performance Cycle	Grant Date	Number of Unvested Units	Performance Cycle
Floerke	3/1/2019	400,000	1/1/2019 - 12/31/2021	3/1/2019	100,000	1/1/2019 - 12/31/2021
	3/1/2020	400,000	1/1/2020 - 12/31/2022	3/1/2020	100,000	1/1/2020 - 12/31/2022
		800,000			200,000
Aydt	3/1/2019	240,000	1/1/2019 - 12/31/2021	3/1/2019	60,000	1/1/2019 - 12/31/2021
	3/1/2020	240,000	1/1/2020 - 12/31/2022	3/1/2020	60,000	1/1/2020 - 12/31/2022
		480,000			120,000
Swearingen	3/1/2019	400,000	1/1/2019 - 12/31/2021	3/1/2019	100,000	1/1/2019 - 12/31/2021
	3/1/2020	400,000	1/1/2020 - 12/31/2022	3/1/2020	100,000	1/1/2020 - 12/31/2022
		800,000			200,000

Market Value of Unvested Equity Incentive Plan Awards. Amounts shown for MPC awards reflect the aggregate value of all MPC performance units held on December 31, 2020, assuming payouts of 200% and 200% per unit for the 2019 and 2020 awards, respectively, which is the next higher performance achievement that exceeds the performance for these awards’ measurement period ended December 31, 2020. Amounts shown for MPLX awards reflect the aggregate value of all MPLX performance units held on December 31, 2020, assuming payouts of 200% and 200% per unit for the 2019 and 2020 awards, respectively, which is the next higher performance achievement that exceeds the performance for these awards’ measurement period ended December 31, 2020.
OPTION EXERCISES AND STOCK VESTED IN 2020

The following table provides information regarding MPC stock options exercised by our NEOs in 2020, as well as shares of MPC RSUs/restricted stock and MPLX phantom units vested in 2020.

		Option Awards		Stock/Unit Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Hennigan	MPC	—	—	22,312	884,898
	MPLX			98,383	1,742,551
Beall	MPC	—	—	2,562	114,282
	MPLX			6,551	131,795
Gagle	MPC	—	—	5,345	240,243
	MPLX			6,987	140,731
Floerke	MPC	—	—	2,552	113,794
	MPLX			6,377	128,303
Aydt	MPC	15,148	295,013	3,404	119,207
	MPLX			2,563	34,877
Swearingen	MPC	40,750	705,619	3,019	135,558
	MPLX			5,936	120,160

Value Realized on Exercise reflects the actual pre-tax gain realized by our NEOs upon exercise of stock options, which is the fair market value of the shares at exercise less the per share grant price. The stock options reflected in this table were due to expire in May 2021.
Number of Shares/Units Acquired on Vesting includes the following numbers of shares/units used to pay the taxes associated with the vesting of certain awards held by the NEOs due to certain awards and award amendments, as discussed further under “Outstanding Equity Awards at 2020 Fiscal Year-End”: Mr. Hennigan, 3,552 shares of MPC restricted stock and 635 MPLX phantom units; Ms. Beall, 973 shares of MPC restricted stock and 177 MPLX phantom units; Ms. Gagle, 1,735 shares of MPC restricted stock and 304 MPLX phantom units; Mr. Floerke, 976 shares of MPC restricted stock and 178 MPLX phantom units;

Mr. Aydt, 874 shares of MPC restricted stock and 92 MPLX phantom units; Mr. Swearingen, 999 shares of MPC RSUs/restricted stock and 351 MPLX phantom units.
Value Realized on Vesting reflects the actual pre-tax gain realized upon vesting of MPC RSUs/restricted stock and MPLX phantom units, which is the fair market value of the shares/units on the vesting date.
POST-EMPLOYMENT BENEFITS FOR 2020

2020 Pension Benefits

MPC provides tax-qualified retirement benefits to its employees, including our NEOs, under the MPC Retirement Plan. In addition, MPC sponsors the MPC Excess Benefit Plan for the benefit of a select group of management or highly compensated employees.

The following table reflects the actuarial present value of accumulated benefits payable to our NEOs under the MPC Retirement Plan and the defined benefit portion of the MPC Excess Benefit Plan as of December 31, 2020. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Hennigan*	MPC Retirement Plan	3.58	57,464	—
	MPC Excess Benefit Plan	3.58	473,062	—
Beall	MPC Retirement Plan	18.67	930,661	—
	MPC Excess Benefit Plan	18.67	1,950,842	—
Gagle*	MPC Retirement Plan	27.67	653,259	—
	MPC Excess Benefit Plan	27.67	407,678	—
Floerke	MPC Retirement Plan	5.00	133,919	—
	MPC Excess Benefit Plan	5.00	388,795	—
Aydt	MPC Retirement Plan	35.58	1,941,150	—
	MPC Excess Benefit Plan	35.58	1,125,031	—
Swearingen*	MPC Retirement Plan	39.25	1,795,561	—
	MPC Excess Benefit Plan	39.25	2,857,556	178,979
* Dollar values for Mr. Hennigan, Ms. Gagle and Mr. Swearingen are shown at 55%, 50% and 75%, respectively, to reflect the portions of their time allocated to us for 2020 under our omnibus agreement.
Number of Years Credited Service shows the number of years the NEO has participated in each plan. Plan participation service used to calculate each participant’s benefit under the MPC Retirement Plan legacy final average pay formula was frozen as of December 31, 2009.
Present Value of Accumulated Benefit for the MPC Retirement Plan was calculated assuming a weighted average discount rate of 2.55%, the RP2000 mortality table for lump sums, a 90% lump sum election rate and retirement at age 62 (or current age, if later). Under the MPC Retirement Plan provisions and actuarial assumptions, the discount rate for lump sum calculations was 0.00%. See “MPC Retirement Plan” below for more detail on the formulas.

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
For the plan’s legacy retirement benefit, a vested participant who is at least age 62 may retire prior to age 65 and receive an unreduced benefit. Ms. Beall has vested legacy retirement benefits under the plan and, based on her age, is eligible to retire and receive an unreduced benefit. Each of Ms. Gagle and Messrs. Aydt and Swearingen have vested legacy retirement benefits under the plan that remain subject to reduction as they have not yet reached age 62. Available benefits include various annuity options and a lump sum distribution option. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If a participant retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the legacy benefit formula is reduced as follows:

Age at Retirement	62	61	60	59	58	57	56	55	54	53	52	51	50
Early Retirement Factor	100%	97%	94%	91%	87%	83%	79%	75%	71%	67%	63%	59%	55%

For the plan’s cash balance retirement benefit, a vested participant may retire at any age prior to 65 and receive an unreduced benefit. Each NEO has vested cash balance retirement benefits under the plan that are not subject to reduction upon retirement. Under the cash balance formula, plan participants receive pay credits based on age and cash balance service. For 2020, Mses. Beall and Gagle and Messrs. Swearingen and Aydt received pay credits equal to 11% of compensation, which is the highest level of pay credit available under the plan. Messrs. Hennigan and Floerke received pay credits equal to 9% of compensation. There are no early retirement subsidies under the cash balance formula.

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

Tax-Qualified Defined Contribution Retirement Plan

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

2020 NONQUALIFIED DEFERRED COMPENSATION

The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	MPC Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Hennigan*	MPC Deferred Compensation Plan	515,745	170,023	443,490	—	2,080,117
	MPC 2012 Incentive Compensation Plan	—	—	11,912	776	11,136
	MPLX LP 2012 Incentive Compensation Plan	—	—	15,806	1,345	14,461
	MPLX LP 2018 Incentive Compensation Plan	—	—	12,651	781	11,870
Beall	MPC Excess Benefit Plan	—	—	2,822	—	145,302
	MPC Deferred Compensation Plan	—	92,384	159,724	—	1,425,147
	MPC 2012 Incentive Compensation Plan	—	—	5,936	388	5,548
	MPLX LP 2012 Incentive Compensation Plan	—	—	8,212	699	7,513
	MPLX LP 2018 Incentive Compensation Plan	—	—	6,218	384	5,834
Gagle*	MPC Excess Benefit Plan	—	—	1,053	—	54,204
	MPC Deferred Compensation Plan	—	59,777	31,031	—	196,869
	MPC 2012 Incentive Compensation Plan	—	—	5,193	341	4,852
	MPLX LP 2012 Incentive Compensation Plan	—	—	6,569	566	6,003
	MPLX LP 2018 Incentive Compensation Plan	—	—	5,595	350	5,245
Floerke	MPC Deferred Compensation Plan	—	87,325	101,063	—	436,613
	MPC 2012 Incentive Compensation Plan	—	—	5,936	389	5,547
	MPLX LP 2012 Incentive Compensation Plan	—	—	8,212	700	7,512
	MPLX LP 2018 Incentive Compensation Plan	—	—	6,218	385	5,833
Aydt	MPC Excess Benefit Plan	—	—	3,413	—	175,714
	MPC Deferred Compensation Plan	—	48,686	24,054	—	106,305
	MPC 2012 Incentive Compensation Plan	—	—	6,191	366	5,825
	MPLX LP 2018 Incentive Compensation Plan	—	—	7,241	536	6,705
Swearingen*	MPC Excess Benefit Plan	—	—	2,709	35,774	108,311
	MPC Deferred Compensation Plan	—	56,422	67,730	—	479,848
	MPC 2012 Incentive Compensation Plan	—	—	8,827	433	8,394
	MPLX LP 2012 Incentive Compensation Plan	—	—	6,159	487	5,672
	MPLX LP 2018 Incentive Compensation Plan	—	—	12,371	555	11,816
* Amounts for Mr. Hennigan, Ms. Gagle and Mr. Swearingen are shown at 55%, 50% and 75%, respectively, to reflect the portions of their time allocated to us for 2020 under our omnibus agreement.

Executive Contributions are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2020 Summary Compensation Table.”
Company Contributions are also included in the “All Other Compensation” column of the “2020 Summary Compensation Table.”
Aggregate Earnings for long-term incentive and incentive compensation plans include accrued dividends/dividend equivalents and distribution equivalents on non-forfeitable MPC restricted stock/RSUs and MPLX phantom unit awards.
Aggregate Withdrawals/Distributions represent the payment of dividends/dividend equivalents and distribution equivalents accrued on non-forfeitable awards.
Aggregate Balance at Last Fiscal Year-End. Of the amounts shown, the following amounts have been reported in our “Summary Compensation Table” for previous years:

	Hennigan	Beall	Gagle	Floerke	Swearingen

MPC Deferred Compensation Plan	1,460,246	241,684	36,174	193,774	87,876
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

Defined contribution accruals in the MPC Excess Benefit Plan are credited with interest equal to that paid in a specified investment option of the MPC Thrift Plan, which was 1.98% for the year ended December 31, 2020. All plan distributions are paid in a lump sum following the participant’s separation from service. Our NEOs no longer participate in the defined contribution portion of the MPC Excess Benefit Plan. All nonqualified employer matching contributions for our NEOs now accrue under the MPC Deferred Compensation Plan.

MPC Deferred Compensation Plan

The MPC Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Participants may defer up to 20% of their salary and bonus each year in a tax-advantaged manner. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable. The plan credits matching contributions on a participant’s deferrals equal to the match under the MPC Thrift Plan (currently 117%) plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the MPC Thrift Plan. Participants are fully vested in their deferrals and matching contributions. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the MPC Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants generally receive payment of their plan benefits in a lump sum following separation from service. Effective January 1, 2021, the MPC Deferred Compensation Plan was frozen as to entry of new participants, and with respect to MPC participants (including our NEOs) was frozen effective on that date as to any future salary and bonus deferrals and the crediting of matching contributions.

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

POTENTIAL PAYMENTS UPON A TERMINATION OR CHANGE IN CONTROL

The following table provides information regarding the amount of compensation payable to our NEOs under the specified termination scenarios, assuming that the applicable termination event occurred on December 31, 2020, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name	Scenario	Severance ($)	Additional Pension Benefits ($)	Stock Options Vested ($)	RSUs/Restricted Stock Vested ($)	Performance Units Vested ($)	Other Benefits ($)	Total ($)

Hennigan	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	13,154,942	2,883,334	—	16,038,276
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	10,800,000	—	—	13,154,942	2,883,334	18,541	26,856,817
	Death	—	—	—	13,154,942	2,883,334	—	16,038,276
Beall	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	246,562	666,667	—	913,229
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	793,011	2,499,820	—	246,562	666,667	9,122	4,215,182
	Death	—	—	—	246,562	666,667	—	913,229
Gagle	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	493,083	1,266,667	—	1,759,750
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	4,350,000	9,430,285	—	493,083	1,266,667	11,624	15,551,659
	Death	—	—	—	493,083	1,266,667	—	1,759,750
Floerke	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	789,705	—	—	789,705
	Involuntary Termination without Cause or with Good Reason	—	—	—	1,036,267	666,667	—	1,702,934
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,540,000	—	—	1,036,267	666,667	8,315	5,251,249
	Death	—	—	—	1,036,267	666,667	—	1,702,934
Aydt	Retirement	—	—	—	—	—	—	—
	Resignation	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	147,950	400,000	—	547,950
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	2,325,000	5,302,176	—	147,950	400,000	6,771	8,181,897
	Death	—	—	—	147,950	400,000	—	547,950
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

Pension Benefits for our NEOs are reflected in the “2020 Pension Benefits Table” above. Amounts in this table represent additional pension benefits attributable solely to the final average pay formula in the applicable plans. The incremental retirement benefits included in these amounts were calculated using the following assumptions: individual life expectancies using the RP2000 Combined Healthy Table weighted 75% male and 25% female; a discount rate of 0.25% for NEOs who are retirement eligible (taking into account the additional three years of age and service credit) and 0.25% for NEOs who are not retirement eligible; the current lump-sum interest rate for the relevant plans; and a lump-sum form of benefit. Only Mses. Beall and Gagle and Mr. Aydt are eligible for this enhanced benefit.

Stock Options Vested. Vesting of MPC stock options is accelerated upon retirement or a change in control with a Qualified Termination. Amounts shown reflect the value realized if accelerated stock options were exercised on December 31, 2020, taking into account the spread (if any) between the options’ exercise prices and the closing price of MPC’s common stock ($41.36) on December 31, 2020.

RSUs/Restricted Stock Vested. Vesting of MPC RSUs/restricted stock and MPLX phantom units is accelerated upon a change in control with a Qualified Termination. Amounts shown reflect the value realized if MPC RSUs/restricted stock and MPLX phantom unit awards vested on December 31, 2020, taking into account the closing price of MPC’s common stock ($41.36) and MPLX common units ($21.65) on December 31, 2020. In the event of Mr. Floerke’s termination of employment for any reason other than for cause, the MPLX phantom units he received as part of his retention award in 2015 will become payable.

Performance Units Vested. In the event of a change in control and a Qualified Termination, unvested MPC performance units and MPLX performance units will vest and be paid out based on actual performance for the period from the grant date to the change in control date, and target performance for the period from the change in control date to the end of the performance cycle. Unvested MPC synergy performance units will vest and be paid out at the greater of target or actual synergy capture performance. Amounts reflect the MPC and MPLX performance unit and MPC synergy performance unit target amounts payable in each scenario, with each performance unit having a target value of $1.00.

Other Benefits include 36 months of continued health, dental and life insurance coverage. In the event of death, life insurance would be paid out to the estates of our NEOs in the following amounts: Mr. Hennigan, $1.9 million; Ms. Beall, $1.1 million; Ms. Gagle $1.3 million; Mr. Floerke, $1.1 million; Mr. Aydt, $0.7 million.

Retirement

MPC’s employees, including our NEOs, generally are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2020, Mses. Beall and Gagle and Mr. Aydt were retirement eligible. If a retirement-eligible NEO retires on or after July 1 of the performance year, eligibility for a bonus under MPC’s ACB program is at the discretion of MPC’s Compensation Committee. Upon retirement, our NEOs are entitled to receive their vested benefits that have accrued under MPC’s employee and executive benefit programs. For more information about these retirement and deferred compensation programs, see “2020 Pension Benefits” and “2020 Nonqualified Deferred Compensation.”
In addition, upon retirement, our NEOs’ unvested MPC stock options become exercisable according to the grant terms. Unvested MPC RSUs/restricted stock and MPLX phantom units are forfeited upon retirement (except in the case of a mandatory retirement at age 65, when they vest in full). If an NEO has worked more than nine months of the performance cycle, performance awards may vest on a prorated basis at the discretion of the MPLX Committee (MPC’s Compensation Committee, in the case of MPC performance units). In the case of mandatory retirement, performance units will fully vest; however, payout will occur following the full performance cycle based on its certified results.
Mr. Swearingen retired effective August 28, 2020. He received a lump sum payout, which consisted of 62 weeks of salary ($667,692) and an amount attributable to his target bonus under the 2020 ACB program based on his eligible earnings for 2020 ($276,285). As discussed above under “Outstanding Equity Awards at 2020 Fiscal Year-End,” Mr. Swearingen’s outstanding MPC stock options, MPC restricted stock/RSUs, MPC performance units, MPLX phantom units and MPLX performance units became non-forfeitable upon his retirement but remain subject to distribution on their original vesting dates. The July 29, 2020 modification fair values associated with these awards are described above under “2020 Grants of Plan-Based Awards” and aggregate $1,683,813. Amounts Mr. Swearingen received under our qualified retirement and nonqualified deferred compensation plans as a result of his retirement are described above under “Post-Employment Benefits for 2020” and “2020 Nonqualified Deferred Compensation.”
Other Termination
Neither MPC nor we generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated without cause, or who terminates his employment with good reason, is eligible for the same termination allowance plan available to all other MPC employees, which would pay (i) an amount between eight and 62 weeks of salary based either on service or salary level, and (ii) in the case of our NEOs, an additional amount equal to the NEO’s target bonus under MPC’s ACB program prorated for service up to the termination date.
Upon an NEO’s voluntary resignation, or involuntary termination for cause, unvested LTI awards, including vested but unexercised MPC stock options, generally are forfeited unless provided otherwise in the applicable award agreement. Upon involuntary termination of an NEO without cause, vested MPC stock options are exercisable for 90 days following termination. Our NEOs’ award agreements for MPC stock options, MPC restricted stock, MPC performance units, MPLX phantom units and MPLX performance units granted in 2018 and 2019 were amended in October 2019 for retention purposes (and further amended in December 2020 for administrative purposes) such that any such unvested awards became non-forfeitable on December 28, 2020. The performance cycles for the MPC and MPLX performance units remain unchanged.
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

A cash payment of up to three times the sum of the NEO’s current annualized base salary plus three times the highest bonus paid in the three years before the termination or change in control.

Life and health insurance benefits for up to 36 months after termination at the lesser of the current cost or the active employee cost.	Life and health insurance benefits for up to 36 months after termination at the active employee cost.

An additional three years of service credit and three years of age credit for purposes of retiree health and life insurance benefits.

A cash payment equal to the actuarial equivalent of the difference between amounts receivable by the NEO under the final average pay formula in our pension plans and those payable if: (i) the NEO had an additional three years of participation service credit; (ii) the NEO’s final average pay were the higher of the NEO’s salary at the time of the change in control event or Qualified Termination plus the NEO’s highest annual bonus from the preceding three years (for purposes of determining early retirement commencement factors, the NEO is credited with three additional years of vesting service and three additional years of age); and (iii) the NEO’s pension had been fully vested.

A cash payment equal to the difference between amounts receivable under our tax-qualified and nonqualified defined contribution type retirement and deferred compensation plans and amounts that would have been received if the NEO’s defined contribution plan account had been fully vested.

Accelerated vesting of all outstanding MPC LTI awards.	Accelerated vesting of all outstanding MPLX LTI awards.

In the event of a change in control and Qualified Termination under both plans, our NEOs would receive benefits under only one plan: whichever provides the greater benefits at that time. The MPLX CIC Plan also provides that NEOs who don’t technically incur a Qualified Termination but separate from service with MPLX as a result of an MPLX change in control (in other words, where the NEO remains employed with MPC but no longer provides services to MPLX) will become fully vested in all outstanding MPLX LTI awards. NEOs who receive an offer for comparable employment from an acquirer or successor entity in an MPLX change in control will not be eligible to receive benefits under the MPLX CIC Plan.

A “Qualified Termination” generally occurs when an NEO’s employment with our affiliates and us ends in connection with, or within two years after, a change in control. Exceptions include:
●	Separation due to death or disability	●	Voluntary termination without good reason (“good reason” includes a material reduction in roles, responsibilities, pay or benefits, or being required to relocate more than 50 miles from one’s current location)
●	Termination for cause
●	Termination after age 65
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

Compensation Program for Non-Employee Directors

Following is the compensation package established for our non-employee directors for 2020:

Role	Cash Retainer ($)	Deferred Phantom Unit Equity Award ($)	Lead Director Retainer ($)	Committee Chair Retainer ($)	MLP Representative Retainer ($)	Total ($)

Lead Director	90,000	110,000	15,000	—	—	215,000
Audit Committee Chair	90,000	110,000	—	15,000	—	215,000
Conflicts Committee Chair	90,000	110,000	—	15,000	—	215,000
MLP Representative Board Observer	90,000	110,000	—	—	62,500	262,500
All Other Directors	90,000	110,000	—	—	—	200,000
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
2020 Director Compensation Table

The following table shows compensation earned by or paid to our non-employee directors during 2020.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)

Michael L. Beatty	90,000	110,000	10,000	210,000
Christopher A. Helms	105,000	110,000	—	215,000
Garry L. Peiffer	105,000	110,000	8,500	223,500
Dan D. Sandman	105,000	110,000	—	215,000
Frank M. Semple	152,500	110,000	10,000	272,500
J. Michael Stice	90,000	110,000	—	200,000
John P. Surma	90,000	110,000	—	200,000
Fees Earned or Paid in Cash reflect (i) cash retainers earned for Board service in 2020, and (ii) for Mr. Semple, $62,500 in compensation for service as our Representative Observer, in which role he attends certain MPC Board and committee meetings as a liaison between the MPC Board and us. Mr. Semple also received a $25,000 cash retainer for his service in 2019 and 2020 in the same capacity with respect to an MPC Board special committee, which we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Unit Awards reflect the aggregate grant date fair value of phantom units, calculated in accordance with FASB ASC Topic 718. Non-employee directors generally received grants each quarter of phantom units valued at $27,500 based on the closing price of our common units on each grant date. The aggregate number of phantom units in respect of Board service outstanding for each non-employee director as of December 31, 2020 is: Messrs. Helms, Sandman, and Surma, 29,360; Mr. Peiffer, 25,816; Mr. Beatty, 22,217; Mr. Semple, 19,073; and Mr. Stice, 13,971.
All Other Compensation reflects contributions to educational institutions under MPC’s matching gifts program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors and Executive Officers

The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of February 1, 2021 by each director and NEO, and by all directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of February 1, 2021, there were 1,037,860,097 MPLX common units outstanding (including 647,415,452 common units held by MPC and its affiliates) and 651,009,027 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
	MPLX Common Units	MPC Common Stock	MPLX	MPC
Timothy J. Aydt	18,823	71,953	*	*
Pamela K.M. Beall	44,469	137,497	*	*
Michael L. Beatty	50,839	—	*	*
Gregory S. Floerke	78,659	57,664	*	*
Suzanne Gagle	33,534	161,105	*	*
Christopher A. Helms	41,612	—	*	*
Michael J. Hennigan	124,710	468,996	*	*
Maryann T. Mannen	—	78,900	*	*
Garry L. Peiffer	95,565	63,394	*	*
Dan D. Sandman	111,242	—	*	*
Frank M. Semple	597,754	5,213	*	*
J. Michael Stice	19,063	13,742	*	*
John P. Surma	43,583	55,387	*	*
John S. Swearingen	28,767	236,928	*	*
Donald C. Templin	117,177	747,871	*	*
All current Directors and Executive Officers as a group (16 individuals)	1,394,893	1,961,907	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.
MPLX Common Unit beneficial ownership amounts include:
•Phantom unit awards, which settle in common units upon a director’s retirement from service on the Board, as follows: Mr. Beatty, 23,469; Mr. Helms, 30,612; Mr. Peiffer, 27,068; Mr. Sandman, 30,612; Mr. Semple, 21,460; Mr. Stice, 18,363; Mr. Surma, 36,083.
•Phantom unit awards, which may be forfeited under certain conditions, as follows: Mr. Aydt, 5,125; Ms. Beall, 9,205; Mr. Floerke, 45,680; Ms. Gagle, 17,101; Mr. Hennigan, 38,080; Mr. Templin, 31,314; all other executives, 5,962.
•For Mr. Swearingen, who retired from MPC and all affiliated entities effective August 28, 2020, amounts reported above including 9,031 phantom unit awards no longer subject to forfeiture because Mr. Swearingen has retired, reflect beneficial ownership of MPLX common units based on information last known or reasonably available to us.

•Common units indirectly beneficially held in trust as follows: Ms. Beall, 10,000; Mr. Peiffer, 68,497; Mr. Semple, 527,517; Mr. Stice, 700.
•For Messrs. Semple and Templin, includes common units held by or with spouse or by trust for the benefit of spouse.
MPC Common Stock beneficial ownership amounts include:
•All stock options exercisable within 60 days of February 1, 2021 as follows: Mr. Aydt, 60,269; Ms. Beall, 97,413; Mr. Floerke, 38,056; Ms. Gagle, 136,060; Mr. Hennigan, 129,816; Mr. Swearingen, 183,826; Mr. Templin, 637,558; all other executive officers, 75,533. Includes 735,103 stock options exercisable by the applicable executive officers but not in the money as of February 1, 2021.
•Shares of common stock indirectly beneficially held in trust as follows: Ms. Beall, 32,208; Mr. Peiffer, 63,394; Mr. Surma, 10,000.
•For Messrs. Surma and Templin, includes shares of MPC common stock held by or with spouse or by trust for the benefit of spouse.
•Restricted stock unit awards, which vest upon the director’s retirement from service on the MPC Board or observer status, as follows: Mr. Semple, 5,213; Mr. Stice, 13,742; Mr. Surma, 45,387.
•Restricted stock unit awards which may be forfeited under certain conditions, as follows: Mr. Aydt, 2,012; Ms. Beall, 3,353; Mr. Floerke, 3,353; Ms. Gagle, 6,705; Mr. Hennigan, 306,062; Ms. Mannen, 78,900; Mr. Templin, 13,409; all other executives, 6,492.
•For Mr. Swearingen, who retired from MPC and all affiliated entities effective August 28, 2020, amounts reported above including 3,227 restricted stock unit awards no longer subject to forfeiture because Mr. Swearingen has retired, reflect beneficial ownership of shares of MPC common stock based on information last known or reasonably available to us.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2020:

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests
Marathon Petroleum Corporation	647,415,452	62.4%
539 S. Main Street
Findlay, Ohio 45840
The Blackstone Group Inc.	67,919,543	6.5%
345 Park Avenue
New York, New York 10154
Percent of Common Units is based on 1,037,169,607 common units representing limited partner interests (“MPLX LP common units”) outstanding as of February 12, 2021.
Marathon Petroleum Corporation. The MPLX common units are directly held by MPC Investment LLC, MPLX GP LLC, MPLX Logistics Holdings LLC and Giant Industries, Inc. Marathon Petroleum Corporation is the ultimate parent company of MPC Investment LLC, MPLX GP LLC, MPLX Logistics Holdings LLC and Giant Industries, Inc. and may be deemed to beneficially own the MPLX LP common units directly held by these entities.
The Blackstone Group Inc. Amounts derived from a Schedule 13G/A filed with the SEC on February 16, 2021. Per the Schedule 13G/A, the MPLX common units reported above reflect MPLX common units held by funds or accounts that may be deemed to be indirectly controlled by The Blackstone Group Inc. The sole holder of the Class C common stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020, with respect to common units that may be issued under the MPLX LP 2012 Plan and the MPLX LP 2018 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	976,154	N/A	14,914,455
Equity compensation plans not approved by security holders	—	—	—
Total	976,154		14,914,455

Number of Securities to Be Issued includes:
•644,023 phantom unit awards granted pursuant to the MPLX 2012 Plan and the MPLX 2018 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2020.
•332,131 units as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2020, pursuant to the MPLX 2012 Plan and the MPLX 2018 Plan based on the closing price of our common units on December 31, 2020, of $21.65 per unit. The number of units reported for this award vehicle may overstate dilution. See Item 8. Financial Statements and Supplementary Data – Note 21 for more information on performance unit awards granted under the MPLX 2012 Plan and the MPLX 2018 Plan.
Weighted Average Exercise Price. There is no exercise price associated with phantom unit awards or performance unit awards.
Number of Securities Remaining Available reflects the common units available for issuance pursuant to the MPLX 2018 Plan. The number of units reported in this column assumes 209,990 as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2020, pursuant to the MPLX 2018 Plan based on the closing price of our common units on December 31, 2020, of $21.65 per unit. The number of units assumed for this award vehicle may understate the number of common units available for issuance pursuant to the MPLX 2018 Plan. See Item 8. Financial Statements and Supplementary Data – Note 21 for more information on performance unit awards issued pursuant to the MPLX 2018 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures with Respect to Related Person Transactions

The Board has adopted a formal written related person transactions policy establishing procedures for the notification, review, approval, ratification and disclosure of related person transactions. Under the policy, a “related person” includes any director, nominee for director, executive officer, or a known beneficial holder of more than five percent of any class of our voting securities (other than MPC or its affiliates) or any immediate family member of a director, nominee for director, executive officer or more than five percent owner. This procedure applies to any transaction, arrangement or relationship and any series of similar transactions, arrangements or relationships in which (i) we are a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person has a direct or indirect material interest.

The Board has provided its standing pre-approval for the following transactions, arrangements and relationships:

•Payment of compensation to an executive officer or director of our general partner if the compensation is otherwise required to be disclosed in our filings with the SEC;
•Any transaction where the related person’s interest arises solely from the ownership of securities;

•Any ongoing employment relationship provided that such employment relationship will be subject to initial review and approval; and
•Any transaction between any of our subsidiaries and us, on the one hand, and our general partner or any of its affiliates, on the other hand; provided, however, that such transaction is approved consistent with our Partnership Agreement.

Any related person transaction identified prior to its consummation must be approved in advance by the Board. If the related person transaction is identified after it commences, it will be promptly submitted to the Board or the Chairman for ratification, amendment or rescission. If the transaction has been completed, the Board or the Chairman will evaluate the transaction to determine if rescission is appropriate. Transactions entered into prior to the closing of our initial public offering, when this policy was adopted, were approved by the Board apart from the policy.

In determining whether to approve or ratify a related person transaction, the Board or the Chairman will consider all relevant facts and circumstances, including but not limited to:

•The benefits to us, including the business justification;
•If the related person is a director or an immediate family member of a director, the impact on the director’s independence;
•The availability of other sources for comparable products or services;
•The terms of the transaction and the terms available to unrelated third parties or to employees generally; and
•Whether the transaction is consistent with our Code of Business Conduct.

This policy is available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate_Governance/Policies_and_Guidelines/.

Our Relationship with MPC
As of February 12, 2021, MPC owned through its affiliates 647,415,452 of our common units, representing approximately 62% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, various of our officers and directors also serve as officers and/or directors of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2020. Unless the context otherwise requires, references in the following discussion to “we” or “us” refer to our affiliates and us.
Merger, Purchase and Sale Transactions
On July 31, 2020, we entered into a Redemption Agreement with Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, pursuant to which we transferred to WRSW the Western wholesale distribution business, which we acquired as a result of our acquisition of ANDX in 2019, in exchange for the redemption of 18,582,088 MPLX common units (valued at $340 million) held by WRSW. The transaction resulted in a minor decrease in MPC’s indirect ownership interest in us.

Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2020, we distributed to MPC approximately $1,794 million and $5 million with respect to the common units and TexNew Mex units it holds. The TexNew Mex units were eliminated effective February 1, 2021.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2020 was $2.4 million.

Transactions and Commercial and Other Agreements with MPC

We have multiple long-term, fee-based transportation and storage services agreements, as well as a variety of operating services agreements, management services agreements, licensing agreements, employee services agreements, omnibus agreements, a loan agreement, and an aircraft time-sharing agreement with MPC and its consolidated subsidiaries. See “Our L&S Contracts with MPC and Third Parties - Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC” in Item 1. Business, and Item 8. Financial Statements and Supplementary Data – Note 6, for information regarding related party activities with MPC.

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

Auditor Fees

Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2020, and December 31, 2019:

(In thousands)	2020	2019
Audit	$4,725	$6,208
Audit-Related	—	—
Tax	1,580	2,312
All Other	10	10
Total	$6,315	$8,530

Audit fees for the years ended December 31, 2020, and December 31, 2019, were primarily for professional services rendered for the audit of the financial statements and of internal control over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.

Tax fees for the years ended December 31, 2020, and December 31, 2019, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.

All Other fees for the years ended December 31, 2020, and December 31, 2019, were for subscriptions and licenses for online accounting resources provided by PricewaterhouseCoopers LLP.

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
In 2020 and 2019, the Audit Committee pre-approved all audit, audit-related, tax and permissible non-audit services pursuant to this policy and did not use the de minimis exception.

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

Exhibits:

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
2.1 †	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714
4.3	Description of Securities					X
10.1*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.2	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.3	Employee Services Agreement, dated effective as of October 1, 2012, by and among Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	S-1/A	10.6	10/9/2012	333-182500
10.4	Employee Services Agreement, dated effective as of October 1, 2012, by and among Catlettsburg Refining LLC, MPLX GP LLC and MPLX Terminal and Storage LLC	S-1/A	10.7	10/9/2012	333-182500
10.5	Management Services Agreement, dated effective as of September 1, 2012, by and between Hardin Street Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.8	9/7/2012	333-182500
10.6	Management Services Agreement, dated effective as of October 10, 2012, by and between MPL Louisiana Holdings LLC and Marathon Pipe Line LLC	S-1/A	10.9	10/18/2012	333-182500
10.7	Amended and Restated Operating Agreement, dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.3	11/6/2012	001-35714
10.8	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Patoka tank farm)	S-1/A	10.13	10/9/2012	333-182500
10.9	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Martinsville tank farm)	S-1/A	10.14	10/9/2012	333-182500

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.10	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Lebanon tank farm)	S-1/A	10.15	10/9/2012	333-182500
10.11	Storage Services Agreement, dated effective as of October 1, 2012, by and between Marathon Pipe Line LLC and Marathon Petroleum Company LP (Wood River tank farm)	S-1/A	10.16	10/9/2012	333-182500
10.12	Storage Services Agreement, dated effective as of October 1, 2012, by and between MPLX Terminal and Storage LLC and Marathon Petroleum Company LP (Neal butane cavern)	S-1/A	10.17	10/9/2012	333-182500
10.13	Transportation Services Agreement (Patoka to Lima Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.4	11/6/2012	001-35714
10.14	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.15	Transportation Services Agreement (Detroit Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.6	11/6/2012	001-35714
10.16	Transportation Services Agreement (Wood River to Patoka Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.7	11/6/2012	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.17	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.18	Transportation Services Agreement (Texas City Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.9	11/6/2012	001-35714
10.19	Transportation Services Agreement (ORPL Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Ohio River Pipe Line LLC	8-K	10.10	11/6/2012	001-35714
10.20	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.21	Transportation Services Agreement (Wood River Barge Dock), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.12	11/6/2012	001-35714
10.22*	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.23*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Equity Award Terms	10-K	10.30	2/24/2017	001-35714
10.24	First Amendment to Amended and Restated Operating Agreement, dated as of January 1, 2015, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	5/4/2015	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.25	Operating Agreement, dated as of January 1, 2015, between Hardin Street Transportation LLC and Marathon Pipe Line LLC	10-Q	10.3	5/4/2015	001-35714
10.26	Transportation Services Agreement (Cornerstone Pipeline System and Utica Build-Out Projects), effective as of June 11, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	6/17/2015	001-35714
10.27	First Amendment to Storage Services Agreement, dated as of September 17, 2015, by and between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.1	9/23/2015	001-35714
10.28	Employee Services Agreement, dated December 28, 2015, by and between MPLX LP and MW Logistics Services LLC	8-K	10.1	1/4/2016	001-35714
10.29+	Second Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG, L.L.C. dated December 4, 2015, between MarkWest Utica Operating Company, L.L.C. and EMG Utica, LLC	10-K	10.48	2/26/2016	001-35714
10.30	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714
10.31	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.32	Amended and Restated Management Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.3	4/6/2016	001-35714
10.33	Second Amended and Restated Employee Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Logistics Services LLC	8-K	10.4	4/6/2016	001-35714
10.34*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.9	5/1/2017	001-35714
10.35*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.7	5/2/2016	001-35714
10.36*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.8	5/1/2017	001-35714
10.37*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.9	5/2/2016	001-35714
10.38	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
10.39	Second Amendment to Amended and Restated Operating Agreement, dated August 1, 2016, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-Q	10.2	10/31/2016	001-35714
10.40	First Amendment to Employee Services Agreement, dated May 10, 2016, by and between Marathon Petroleum Logistics Services LLC, MPLX GP LLC and Marathon Pipe Line LLC	10-Q	10.1	8/3/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.41	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714
10.42	First Amendment to Amended and Restated Management Services Agreement, effective as of November 1, 2016, between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.62	2/24/2017	001-35714
10.43	First Amendment to Transportation Services Agreement, dated November 1, 2016, between Marathon Pipeline LLC and Marathon Petroleum Company LP (Texas City Products System)	10-K	10.63	2/24/2017	001-35714
10.44	Second Amended and Restated Employee Services Agreement, dated March 1, 2017, between Marathon Petroleum Logistics Services LLC, Marathon Pipe Line LLC and MPLX GP LLC	8-K	10.1	3/2/2017	001-35714
10.45	Transportation Services Agreement, dated January 1, 2015, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.2	3/2/2017	001-35714
10.46	First Amendment to Transportation Services Agreement, dated December 1, 2016, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.3	3/2/2017	001-35714
10.47	Second Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.4	3/2/2017	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.48	Third Amendment to Transportation Services Agreement, dated January 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.5	3/2/2017	001-35714
10.49	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.50	Third Amended and Restated Employee Services Agreement, effective December 21, 2015, between MPLX Terminals LLC and Marathon Petroleum Logistics Services LLC	8-K	10.7	3/2/2017	001-35714
10.51*	Form of MPLX LP Phantom Unit Award Agreement - Officer, Cliff Vesting	10-Q	10.1	8/3/2017	001-35714
10.52*	Amended Restricted Stock Award Agreement	10-Q	10.2	10/30/2017	001-35714
10.53*	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.3	10/30/2017	001-35714
10.54	Transportation Services Agreement, dated November 1, 2017, between Marathon Pipe Line LLC and Marathon Petroleum Company LP	8-K	10.1	11/7/2017	001-35714
10.55	Fourth Amendment to Transportation Services Agreement, dated November 1, 2017, between Hardin Street Transportation LLC and Marathon Petroleum Company LP	8-K	10.2	11/7/2017	001-35714
10.56+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.57+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.58	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.59+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.60	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.61*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.62*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.8	4/30/2018	001-35714
10.63*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.9	4/30/2018	001-35714
10.64*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.10	4/30/2018	001-35714
10.65*	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.11	4/30/2018	001-35714
10.66*	Form of MPLX LP Phantom Unit Award Agreement - Officer - Three Year Cliff Vesting	10-Q	10.12	4/30/2018	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.67*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.68*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms	10-K	10.79	2/28/2019	001-35714
10.69*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.70*	MPLX LP 2018 Incentive Compensation Plan Phantom Unit Award Agreement Officer Grant (3-year pro-rata vesting)	10-Q	10.1	5/9/2019	001-35714
10.71*	MPLX LP 2018 Incentive Compensation Plan Performance Unit Award Agreement 2019-2021 Performance Cycle	10-Q	10.2	5/9/2019	001-35714
10.72*	MPLX LP 2018 Incentive Compensation Plan Phantom Unit Award Agreement Marathon Petroleum Corporation Officer (3-year pro-rata vesting)	10-Q	10.3	5/9/2019	001-35714
10.73*	2018 Incentive Compensation Plan Performance Unit Award Agreement 2019-2021 Performance Cycle Marathon Petroleum Corporation Officer	10-Q	10.4	5/9/2019	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.74
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
		8-K	10.1	8/1/2019	001-35714
10.75	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC.	8-K	10.2	8/1/2019	001-35714
10.76	Fourth Amended and Restated Omnibus Agreement, dated as of October 30, 2017, among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.2	10/31/2017	001-35143 (ANDX)

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.77	First Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of January 30, 2019, among Andeavor LLC, Marathon Petroleum Company LP, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-K	10.77	2/28/2019	001-35054
10.78	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC and Marathon Petroleum Company LP.	8-K	10.3	8/1/2019	001-35054
10.79	Third Amended and Restated Schedules to Fourth Amended and Restated Omnibus Agreement, effective August 6, 2018, by and among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-Q	10.2	11/17/2018	001-35143 (ANDX)
10.80*	Form of MPLX LP Replacement Award for 2017 ANDX Award	10-Q	10.47	11/4/2019	001-35143 (ANDX)
10.81*	Form of MPLX LP Replacement Award for 2018 ANDX Award	10-Q	10.48	11/4/2019	001-35143 (ANDX)

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.82	Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC	8-K	10.9	12/8/2014	001-35143 (ANDX)
10.83	First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC	8-K	10.3	2/3/2016	001-35143 (ANDX)
10.84	Amendment No. 1 to Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc.	10-Q	10.20	8/7/2018	001-35143 (ANDX)
10.85	Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	8-K	10.1	10/16/2014	001-36114 (WNRL)
10.86	Amendment No. 1 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.7	8/7/2018	001-35143 (ANDX)
10.87	Amendment No. 2 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.8	8/7/2018	001-35143 (ANDX)

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.88	Amendment No. 3 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.9	8/7/2018	001-35143 (ANDX)
10.89	Amendment No. 4 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.10	8/7/2018	001-35143 (ANDX)
10.90	Amendment No. 5 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC	10-Q	10.11	8/7/2018	001-35143 (ANDX)
10.91	Fourth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.102	2/28/2020	001-35714
10.92	Fifth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.103	2/28/2020	001-35714
10.93	Sixth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.2	11/6/2020	001-35714
10.94*	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPLX Officer	10-Q	10.1	5/7/2020	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.95*	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPC Officer	10-Q	10.2	5/7/2020	001-35714
10.96*	Form of 2020 MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPLX Officer	10-Q	10.3	5/7/2020	001-35714
10.97*	Form of MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPC Officer	10-Q	10.4	5/7/2020	001-35714
10.98	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.	10-Q	10.1	8/3/2020	001-35714
10.99	Terminal Services Agreement, dated as of November 1, 2020, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto.	8-K	10.1	11/5/2020	001-35714
10.100	Amendment to Amended and Restated Transportation Services Agreement, executed as of September 10, 2020, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.3	11/6/2020	001-35714
10.101	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Hardin Street Transportation LLC	10-Q	10.4	11/6/2020	001-35714
10.102	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC	10-Q	10.5	11/6/2020	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.103	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC (Commingled)	10-Q	10.6	11/6/2020	001-35714
10.104	HSM Services Agreement, dated as of October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Hardin Street Marine LLC					X
10.105*	Form of MPLX LP Phantom Unit Award Agreement 2021-2023 Performance Cycle - MPLX Officer					X
10.106	Amendment to Amended and Restated Transportation Services Agreement, executed as of February 15, 2021, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 26, 2021	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Michael J. Hennigan	Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP) (principal executive officer)
Michael J. Hennigan

/s/ Pamela K.M. Beall	Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP) (principal financial officer)
Pamela K.M. Beall

/s/ C. Kristopher Hagedorn	Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP) (principal accounting officer)
C. Kristopher Hagedorn

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Michael L. Beatty

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christopher A. Helms

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Maryann T. Mannen

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Garry L. Peiffer

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Dan D. Sandman

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Frank M. Semple

*	Director of MPLX GP LLC (the general partner of MPLX LP)
J. Michael Stice

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John P. Surma

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Donald C. Templin

*    The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Michael J. Hennigan	February 26, 2021
Michael J. Hennigan Attorney-in-Fact