Form 10-Q
period 2021-03-31
MPLX LP
filed 2021-05-06
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

MPLX LP had 1,029,527,052 common units outstanding at April 30, 2021.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2021	2020
Revenues and other income:
Service revenue	$589	$612
Service revenue - related parties	872	928
Service revenue - product related	77	39
Rental income	99	96
Rental income - related parties	242	234
Product sales	282	169
Product sales - related parties	42	33
Income/(loss) from equity method investments(1)	70	(1,184)
Other income	1	1
Other income - related parties	65	64
Total revenues and other income	2,339	992
Costs and expenses:
Cost of revenues (excludes items below)	273	368
Purchased product costs	276	135
Rental cost of sales	32	35
Rental cost of sales - related parties	39	46
Purchases - related parties	298	276
Depreciation and amortization	329	325
Impairment expense	—	2,165
General and administrative expenses	86	97
Other taxes	32	31
Total costs and expenses	1,365	3,478
Income/(loss) from operations	974	(2,486)
Related party interest and other financial costs	—	3
Interest expense (net of amounts capitalized of $5 million, $13 million, respectively)	198	211
Other financial costs	27	16
Income/(loss) before income taxes	749	(2,716)
Provision for income taxes	1	—
Net income/(loss)	748	(2,716)
Less: Net income attributable to noncontrolling interests	9	8
Net income/(loss) attributable to MPLX LP	739	(2,724)
Less: Series A preferred unit distributions	20	20
Less: Series B preferred unit distributions	11	11
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$708	$(2,755)
Per Unit Data (See Note 6)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$0.68	$(2.60)
Common - diluted	$0.68	$(2.60)
Weighted average limited partner units outstanding:
Common - basic	1,037	1,058
Common - diluted	1,037	1,058

(1)     The 2020 period includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income/(loss)	$748	$(2,716)
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	(2)	(1)
Comprehensive income/(loss)	746	(2,717)
Less comprehensive income attributable to:
Noncontrolling interests	9	8
Comprehensive income/(loss) attributable to MPLX LP	$737	$(2,725)

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$24	$15
Receivables, net	523	452
Current assets - related parties	650	677
Inventories	128	118
Assets held for sale	—	188
Other current assets	49	65
Total current assets	1,374	1,515
Equity method investments	4,040	4,036
Property, plant and equipment, net	20,996	21,218
Intangibles, net	927	959
Goodwill	7,657	7,657
Right of use assets, net	296	309
Noncurrent assets - related parties	676	672
Other noncurrent assets	64	48
Total assets	36,030	36,414
Liabilities
Current liabilities:
Accounts payable	162	152
Accrued liabilities	233	194
Current liabilities - related parties	338	356
Accrued property, plant and equipment	58	84
Long-term debt due within one year	2	764
Accrued interest payable	189	222
Operating lease liabilities	63	63
Liabilities held for sale	—	101
Other current liabilities	151	150
Total current liabilities	1,196	2,086
Long-term deferred revenue	332	314
Long-term liabilities - related parties	279	283
Long-term debt	20,052	19,375
Deferred income taxes	11	12
Long-term operating lease liabilities	230	244
Deferred credits and other liabilities	112	115
Total liabilities	22,212	22,429
Commitments and contingencies (see Note 21)
Series A preferred units	968	968
Equity
Common unitholders - public (385 million and 391 million units issued and outstanding)	9,226	9,384
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	2,796	2,792
Series B preferred units (.6 million and .6 million units issued and outstanding)	601	611
Accumulated other comprehensive loss	(17)	(15)
Total MPLX LP partners’ capital	12,606	12,772
Noncontrolling interests	244	245
Total equity	12,850	13,017
Total liabilities, preferred units and equity	$36,030	$36,414

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income/(loss)	$748	$(2,716)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	17	14
Depreciation and amortization	329	325
Impairment expense	—	2,165
(Income)/loss from equity method investments(1)	(70)	1,184
Distributions from unconsolidated affiliates	119	119
Changes in:
Current receivables	(67)	71
Inventories	(11)	3
Fair value of derivatives	3	(15)
Current accounts payable and accrued liabilities	26	(142)
Current assets/current liabilities - related parties	(8)	(52)
Right of use assets/operating lease liabilities	(1)	(4)
Deferred revenue	24	27
All other, net	15	30
Net cash provided by operating activities	1,124	1,009
Investing activities:
Additions to property, plant and equipment	(126)	(379)
Disposal of assets	70	39
Investments in unconsolidated affiliates	(35)	(91)
Distributions from unconsolidated affiliates - return of capital	—	69
All other, net	1	—
Net cash used in investing activities	(90)	(362)
Financing activities:
Long-term debt - borrowings	1,910	1,325
- repayments	(2,020)	(581)
Related party debt - borrowings	2,241	1,667
- repayments	(2,241)	(2,261)
Unit repurchases	(155)	—
Distributions to noncontrolling interests	(10)	(9)
Distributions to Series A preferred unitholders	(20)	(20)
Distributions to Series B preferred unitholders	(21)	(21)
Distributions to unitholders and general partner	(713)	(717)
Contributions from MPC	7	14
All other, net	(3)	(2)
Net cash used in financing activities	(1,025)	(605)
Net increase in cash, cash equivalents and restricted cash	9	42
Cash, cash equivalents and restricted cash at beginning of period	15	15
Cash, cash equivalents and restricted cash at end of period	$24	$57

(1)     The 2020 period includes $1,264 million of impairment expense. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2019	$10,800	$4,968	$611	$(15)	$249	$16,613
Net (loss)/income (excludes amounts attributable to preferred units)	(1,022)	(1,733)	11	—	8	(2,736)
Distributions to:
Unitholders	(271)	(446)	(21)	—	—	(738)
Noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from:
MPC	—	225	—	—	—	225
Other	2	—	—	(1)	—	1
Balance at March 31, 2020	9,509	3,014	601	(16)	248	13,356

Balance at December 31, 2020	9,384	2,792	611	(15)	245	13,017
Net income (excludes amounts attributable to preferred units)	266	443	11	—	9	729
Unit Repurchases	(155)	—	—	—	—	(155)
Distributions to:
Unitholders	(269)	(445)	(21)	—	—	(735)
Noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from:
MPC	—	7	—	—	—	7
Other	—	(1)	—	(2)	—	(3)
Balance at March 31, 2021	$9,226	$2,796	$601	$(17)	$244	$12,850

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

On July 31, 2020, MPLX completed the exchange of Western Refining Wholesale, LLC (“WRW”) to Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, in exchange for the redemption of 18,582,088 MPLX common units held by WRSW (the “Wholesale Exchange”). See Note 3 for additional information regarding the Wholesale Exchange. These financial statements include the results of WRSW through July 31, 2020.

Impairments – During the first quarter of 2021, we have seen improvement in the environment in which our business operates as COVID-19 impacts are beginning to subside. The increased availability of vaccinations, coupled with an easing of COVID-19 restrictions in certain areas, has been followed by an increase in economic activity, the opening of many businesses and schools and an increase in in-person interaction and associated travel. No additional events or circumstances arose during the first quarter of 2021 that would indicate potential impairment beyond those recognized in 2020 as noted below.

During the first quarter of 2020, the overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in unit price, were considered triggering events at that time resulting in impairments of the carrying value of certain assets. We recognized impairments related to goodwill, certain equity method investments and certain long-lived assets (including intangibles), within our G&P segment. Many of our producer customers refined and updated production forecasts in response to the environment at that time, which impacted their expected future demand for our services, including the future utilization of our assets. Additionally, certain of our contracts have commodity price exposure, including NGL prices, which experienced increased volatility as noted above. The table below provides information related to the impairments recognized during the first quarter of 2020 as well as the corresponding footnote where additional information can be found.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Recently Adopted

We did not adopt any ASUs during the first three months of 2021 that are expected to have a material impact to our financial statements or financial statement disclosures.
3. Acquisitions and Dispositions

Sale of Javelina Assets and Liabilities

On February 12, 2021, MarkWest Energy Operating Company, L.L.C., (“MarkWest Energy”) a wholly owned subsidiary of MPLX, completed the sale of all of MarkWest Energy’s equity interests in MarkWest Javelina Company L.L.C., MarkWest Javelina Pipeline Company L.L.C., and MarkWest Gas Services L.L.C. (collectively, “Javelina”) pursuant to the terms of an Equity Purchase Agreement entered into with a third party on December 23, 2020. The agreement included adjustments for working capital as well as an earnout provision based on the performance of the assets. No gain or loss was recorded on the sale. The estimated value of the earnout provision was recorded as a contingent asset shown within “Other noncurrent assets” on the Consolidated Balance Sheet as of March 31, 2021. Javelina’s assets and liabilities sold are shown on the Consolidated Balance Sheet as “Assets held for sale” and “Liabilities held for sale” for the year ended December 31, 2020. Prior to the sale, Javelina was reported within the G&P segment.

Wholesale Exchange

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with WRSW, a wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in WRW in exchange for the redemption of MPLX common units held by WRSW. The transaction effected the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. Per the terms of the Redemption Agreement, MPLX redeemed 18,582,088 common units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. MPLX canceled the Redeemed Units immediately following the Wholesale Exchange. The carrying value of the net assets of WRW transferred to MPC was approximately $90 million as of July 31, 2020, resulting in $250 million being recorded to “Common Unit-holder MPC” within the Consolidated Statements of Equity, netted against the fair value of the redeemed units. Included within the $90 million carrying value of the WRW net assets was approximately $65 million of goodwill.

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	March 31,	March 31,	December 31,
(In millions, except ownership percentages)	2021	2021	2020
L&S
MarEn Bakken Company LLC(1)	25%	$462	$465
Illinois Extension Pipeline Company, L.L.C.	35%	259	254
LOOP LLC	41%	257	252
Andeavor Logistics Rio Pipeline LLC(2)	67%	193	194
Minnesota Pipe Line Company, LLC	17%	187	188
Whistler Pipeline LLC(2)	38%	187	185
Explorer Pipeline Company	25%	69	72
W2W Holdings LLC(2)(3)	50%	73	72
Other(2)		105	103
Total L&S		1,792	1,785
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	696	698
Sherwood Midstream LLC(2)	50%	552	557
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	313	307
Rendezvous Gas Services, L.L.C.(2)	78%	157	159
Sherwood Midstream Holdings LLC(2)	51%	145	148
Centrahoma Processing LLC	40%	137	145
Other(2)		248	237
Total G&P		2,248	2,251
Total		$4,040	$4,036
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
(3)    Through our ownership interest in W2W Holdings LLC, we have a 15 percent equity interest Wink to Webster Pipeline LLC.

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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2021, MPLX has a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2021.

During the first quarter of 2020, we recorded an other than temporary impairment for three joint ventures in which we have an interest as discussed in Note 1. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. No additional impairments have been recorded since that time.

Summarized financial information for MPLX’s equity method investments for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$163	$284	$447
Costs and expenses	107	131	238
Income from operations	56	153	209
Net income	64	140	204
Income from equity method investments(1)	$39	$31	$70
(1)    Includes the impact of any basis differential amortization or accretion.

	Three Months Ended March 31, 2020
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$(217)	$337	$120
Costs and expenses	104	132	236
(Loss)/income from operations	(321)	205	(116)
Net (loss)/income	(337)	186	(151)
(Loss)/income from equity method investments(1)	$(1,222)	$38	$(1,184)
(1)    Includes the impact of any basis differential amortization or accretion in addition to the impairment of $1,264 million.

Summarized balance sheet information for MPLX’s equity method investments as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021
(In millions)	VIEs	Non-VIEs	Total
Current assets	$312	$321	$633
Noncurrent assets	7,266	4,967	12,233
Current liabilities	338	194	532
Noncurrent liabilities	$2,053	$853	$2,906

	December 31, 2020
(In millions)	VIEs	Non-VIEs	Total
Current assets	$530	$318	$848
Noncurrent assets	6,889	4,997	11,886
Current liabilities	323	187	510
Noncurrent liabilities	$1,904	$830	$2,734

As of March 31, 2021 and December 31, 2020, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $56 million and $57 million, respectively. As of March 31, 2021 and December 31, 2020, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $331 million.

At March 31, 2021 and December 31, 2020, the G&P basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $31 million of excess related to goodwill. At March 31, 2021 and December 31, 2020, the L&S basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $167 million of excess related to goodwill.

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

Related Party Loan

MPLX is party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The loan agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 15. Activity on the MPC Loan Agreement was as follows:

(In millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Borrowings	$2,241	$6,264
Average interest rate of borrowings	1.371%	2.278%
Repayments	$2,241	$6,858
Outstanding balance at end of period(1)	$—	$—
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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Service revenues - related parties
MPC	$871	$927
Other	1	1
Total Service revenue - related parties	872	928
Rental income - related parties
MPC	242	234
Product sales - related parties(1)
MPC	42	33
Other income - related parties
MPC	49	48
Other	16	16
Total Other income - related parties	$65	$64
(1)     There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2021 and March 31, 2020, these sales totaled $168 million and $173 million, respectively.

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

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Rental cost of sales - related parties
MPC	$39	$46
Purchases - related parties
MPC	294	271
Other	4	5
Total Purchases - related parties	298	276
General and administrative expenses
MPC	$57	$64

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three months ended March 31, 2021 and March 31, 2020, these charges totaled $12 million and $36 million, respectively.

MPC has also been advancing certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond. In 2020, MPC approved and executed an involuntary workforce reduction plan, which together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During the third and fourth quarters of 2020, MPLX reimbursed MPC for $37 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions. There were no such costs in the first quarter of 2021.

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

(In millions)	March 31, 2021	December 31, 2020
Current assets - related parties
Receivables - MPC	$586	$615
Receivables - Other	14	27
Prepaid - MPC	17	4
Other - MPC	1	1
Lease Receivables - MPC	32	30
Total	650	677
Noncurrent assets - related parties
Long-term receivables - MPC	32	32
Right of use assets - MPC	230	231
Long-term lease receivables - MPC	388	386
Unguaranteed residual asset - MPC	26	23
Total	676	672
Current liabilities - related parties
Payables - MPC	213	215
Payables - Other	26	43
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	65	66
Deferred revenue - Project reimbursements - MPC	32	30
Deferred revenue - Project reimbursements - Other	1	1
Total	338	356
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	229	229
Long-term deferred revenue - Project reimbursements - MPC	43	47
Long-term deferred revenue - Project reimbursements - Other	7	7
Total	$279	$283

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the three months ended March 31, 2021 and 2020 were $9 million and $2 million, respectively. Purchases from related parties were immaterial for the three months ended March 31, 2021 and 2020.

6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding.

During the three months ended March 31, 2021 and 2020, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2021 and 2020 were less than 1 million.

	Three Months Ended March 31,
(In millions)	2021	2020
Net income/(loss) attributable to MPLX LP	$739	$(2,724)
Less: Distributions declared on Series A preferred units(1)	20	20
Distributions declared on Series B preferred units(1)	11	11
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)	707	728
Undistributed net gain/(loss) attributable to MPLX LP	$1	$(3,483)
(1)     See Note 7 for distribution information.

	Three Months Ended March 31, 2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$707	$20	$11	$738
Undistributed net gain attributable to MPLX LP	1	—	—	1
Net income attributable to MPLX LP(1)	$708	$20	$11	$739
Weighted average units outstanding:
Basic	1,037
Diluted	1,037
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.68
Diluted	$0.68
(1)     Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Three Months Ended March 31, 2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$728	$20	$11	$759
Undistributed net loss attributable to MPLX LP	(3,483)	—	—	(3,483)
Net (loss)/income attributable to MPLX LP(1)	$(2,755)	$20	$11	$(2,724)
Weighted average units outstanding:
Basic	1,058
Diluted	1,058
Net income attributable to MPLX LP per limited partner unit:
Basic	$(2.60)
Diluted	$(2.60)
(1)     Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

7. Equity

The changes in the number of common units outstanding during the three months ended March 31, 2021 are summarized below:

(In units)	Common
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	143,247
Units redeemed in unit repurchase program	(6,272,981)
Balance at March 31, 2021	1,032,648,244

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. During the three months ended March 31, 2021, 6,272,981 public common units were repurchased at an average cost per unit of $24.78. Total cash paid for units repurchased during 2021 was $155 million with $812 million remaining available under the program for future repurchases as of March 31, 2021. As of March 31, 2021, we had agreements to acquire 291,400 additional common units for $7 million, which settled in April 2021.

Wholesale Exchange

In connection with the Wholesale Exchange as discussed in Note 3, 18,582,088 units were redeemed by MPC in exchange for all of the outstanding membership interests in WRW. These units were cancelled by MPLX immediately following the transaction.

Series B Preferred Units

MPLX has outstanding 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of MPLX with a price to the public of $1,000 per unit (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors..

The changes in the Series B preferred unit balance from December 31, 2020 through March 31, 2021 are summarized below. Series B preferred units are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Series B preferred units”.

(In millions)	Series B Preferred Units
Balance at December 31, 2020	$611
Net income allocated	11
Distributions received by Series B preferred unitholders	(21)
Balance at March 31, 2021	$601

Cash distributions – In accordance with the MPLX partnership agreement, on April 27, 2021, MPLX declared a quarterly cash distribution for the first quarter of 2021, totaling $707 million, or $0.6875 per common unit. This rate will also be received by Series A preferred unitholders. These distributions will be paid on May 14, 2021 to common unitholders of record on May 7, 2021. MPLX also made a cash distribution payment totaling $21 million to Series B unitholders on February 16, 2021.

Quarterly distributions for the first quarters of 2021 and 2020 are summarized below:

(Per common unit)	2021	2020
March 31,	$0.6875	$0.6875

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three months ended March 31, 2021 and 2020. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2021	2020
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$707	$728
Series A preferred unit distributions	20	20
Series B preferred unit distributions	11	11
Total cash distributions declared	$738	$759

8. Series A Preferred Units

On May 13, 2016, MPLX LP issued approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On April 27, 2021, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the first quarter of 2021. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

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

Approximately 29.6 million Series A preferred units remaining outstanding as of March 31, 2021. The changes in the redeemable preferred balance from December 31, 2020 through March 31, 2021 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2020	$968
Net income allocated	20
Distributions received by Series A preferred unitholders	(20)
Balance at March 31, 2021	$968

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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

	Three Months Ended March 31,
(In millions)	2021	2020
L&S
Service revenue	$953	$1,004
Rental income	249	242
Product related revenue	4	19
Income from equity method investments	36	50
Other income	52	51
Total segment revenues and other income(1)	1,294	1,366
Segment Adjusted EBITDA(2)	896	872
Capital expenditures	59	184
Investments in unconsolidated affiliates	9	54
G&P
Service revenue	508	536
Rental income	92	88
Product related revenue	397	222
Income/(loss) from equity method investments	34	(1,234)
Other income	14	14
Total segment revenues and other income/(loss)(1)	1,045	(374)
Segment Adjusted EBITDA(2)	456	422
Capital expenditures	30	134
Investments in unconsolidated affiliates	$26	$37
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $129 million and $158 million for the three months ended March 31, 2021 and 2020, respectively. Third party revenues for the G&P segment were $989 million for the three months ended March 31, 2021 and third party losses were $425 million for the three months ended March 31, 2020.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

(In millions)	March 31, 2021	December 31, 2020
Segment assets
Cash and cash equivalents	$24	$15
L&S	20,787	20,938
G&P	15,219	15,461
Total assets	$36,030	$36,414

The table below provides a reconciliation between “Net income/(loss)” and Segment Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2021	2020
Reconciliation to Net income/(loss):
L&S Segment Adjusted EBITDA	$896	$872
G&P Segment Adjusted EBITDA	456	422
Total reportable segments	1,352	1,294
Depreciation and amortization(1)	(329)	(325)
Provision for income taxes	(1)	—
Amortization of deferred financing costs	(17)	(14)
Non-cash equity-based compensation	(3)	(5)
Impairment expense	—	(2,165)
Net interest and other financial costs	(220)	(216)
Gain on extinguishment of debt	12	—
Income/(loss) from equity method investments	70	(1,184)
Distributions/adjustments related to equity method investments	(121)	(124)
Unrealized derivative (losses)/gains(2)	(3)	15
Other	(2)	(1)
Adjusted EBITDA attributable to noncontrolling interests	10	9
Net income/(loss)	$748	$(2,716)
(1)    Depreciation and amortization attributable to L&S was $147 million for the three months ended March 31, 2021 and $138 million for the three months ended March 31, 2020. Depreciation and amortization attributable to G&P was $182 million for the three months ended March 31, 2021 and $187 million for the three months ended March 31, 2020.
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

10. Inventories

Inventories consist of the following:

(In millions)	March 31, 2021	December 31, 2020
NGLs	$5	$5
Line fill	20	13
Spare parts, materials and supplies	103	100
Total inventories	$128	$118

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	March 31, 2021	December 31, 2020
L&S
Pipelines	$6,045	$6,026
Refining logistics	2,335	2,333
Terminals	1,649	1,643
Marine	965	965
Land, building and other	1,584	1,584
Construction-in-progress	277	262
Total L&S property, plant and equipment	12,855	12,813
G&P
Gathering and transportation	7,559	7,547
Processing and fractionation	5,725	5,721
Land, building and other	510	507
Construction-in-progress	288	287
Total G&P property, plant and equipment	14,082	14,062
Total property, plant and equipment	26,937	26,875
Less accumulated depreciation	5,941	5,657
Property, plant and equipment, net	$20,996	$21,218

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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million was recorded to “Impairment expense” on the Consolidated Statements of Income in the first quarter of 2020. No additional impairments have been recorded since that time.

12. Goodwill and Intangibles

Goodwill

MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. There were no impairments recorded as a result of our November 30, 2020 annual goodwill impairment evaluation.

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

Changes in the carrying amount of goodwill were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2019	$7,722	$3,141	$10,863
Accumulated impairment losses	—	(1,327)	(1,327)
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Wholesale Exchange (Note 3)	(65)	—	(65)
Balance as of December 31, 2020	7,657	—	7,657
Balance as of March 31, 2021	7,657	—	7,657

Gross goodwill as of March 31, 2021	7,657	3,141	10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of March 31, 2021	$7,657	$—	$7,657

Intangible Assets

During the first quarter of 2020, we also determined that an impairment analysis of intangibles within our Western G&P reporting unit was necessary. See Note 11 for additional information regarding our assessment around the Western G&P reporting unit, and more specifically our East Texas G&P asset group. The fair value of the intangibles in our East Texas G&P asset group was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. After performing our evaluations related to the impairment of intangible assets associated with our East Texas G&P asset group during the first quarter of 2020, we recorded an impairment of $177 million to “Impairment expense” on the Consolidated Statements of Income related to our customer relationships. No additional impairments have been recorded since that time.

MPLX’s remaining intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of March 31, 2021 and December 31, 2020 is shown below:

		March 31, 2021			December 31, 2020
(In millions)	Useful Lives	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(2)	Net
L&S	6 - 8 years	$283	$(90)	$193	$283	$(81)	$202
G&P	6 - 25 years	1,288	(554)	734	1,288	(531)	757
		$1,571	$(644)	$927	$1,571	$(612)	$959
(1)    Amortization expense attributable to the L&S and G&P segments for the three months ended March 31, 2021 was $9 million and $23 million, respectively.
(2)    Impairment charge of $177 million is included within the G&P accumulated amortization.

Estimated future amortization expense related to the intangible assets at March 31, 2021 is as follows:

(In millions)
2021	$95
2022	127
2023	127
2024	127
2025	113
Thereafter	338
Total	$927

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	March 31, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(66)	$—	$(63)
Total carrying value on Consolidated Balance Sheets	$—	$(66)	$—	$(63)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.48 to $1.36 per gallon with a weighted average of $0.62 per gallon and (2) the probability of renewal of 100 percent for the first five-year term and second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of March 31, 2021 or December 31, 2020.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(63)	$—	$(60)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(6)	—	14
Settlements	—	3	—	1
Fair value at end of period	—	(66)	—	(45)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at end of period	$—	$(5)	$—	$13
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

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes. The long-term debt fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our debt, excluding finance leases:

	March 31, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (including amounts due within one year)	$21,988	$20,156	$22,951	$20,244

14. Derivative Financial Instruments

As of March 31, 2021, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of March 31, 2021 and December 31, 2020, the estimated fair value of this contract was a liability of $66 million and $63 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2021 and December 31, 2020, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2021		December 31, 2020
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(10)	$—	$(7)
Other noncurrent assets / Deferred credits and other liabilities	—	(56)	—	(56)
Total	$—	$(66)	$—	$(63)
(1)     Includes embedded derivatives in commodity contracts as discussed above.

For further information regarding the fair value measurement of derivative instruments, see Note 13. There were no material changes to MPLX’s policy regarding the accounting for Level 2 and Level 3 instruments as previously disclosed in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2020.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended March 31,
(In millions)	2021	2020
Purchased product costs
Realized (loss)/gain	$(3)	$(1)
Unrealized (loss)/gain	(3)	15
Purchased product costs derivative (loss)/gain	(6)	14
Total derivative (loss)/gain	$(6)	$14

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2021	December 31, 2020
MPLX LP:
Bank revolving credit facility	$835	$175
Floating rate senior notes	1,000	1,000
Fixed rate senior notes	18,532	19,240
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	87
Financing lease obligations(1)	10	11
Total	20,445	20,536
Unamortized debt issuance costs	(112)	(116)
Unamortized discount/premium	(279)	(281)
Amounts due within one year	(2)	(764)
Total long-term debt due after one year	$20,052	$19,375
(1)    See Note 20 for lease information.

Credit Agreement

MPLX’s amended and restated revolving credit facility (as amended, the “MPLX Credit Agreement”), has a borrowing capacity of up to $3.5 billion and a term that extends to July 2024. During the three months ended March 31, 2021, MPLX borrowed $1.91 billion under the MPLX Credit Agreement, at an average interest rate of 1.347 percent, and repaid $1.25 billion. At March 31, 2021, MPLX had $835 million in outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $2.67 billion, or 76.1 percent of the borrowing capacity.

Floating Rate Senior Notes

MPLX has $1.0 billion of aggregate principal amount of floating rate senior notes due September 2022. The notes were offered at a price to the public of 100 percent of par and are callable, in whole or in part, at par plus accrued and unpaid interest at any time on or after September 10, 2020. Interest is payable quarterly in March, June, September and December. The interest rate applicable to the notes is LIBOR plus 1.1 percent per annum.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes expiring between 2022 and 2058 with interest rates ranging from 1.750 percent to 5.500 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

On December 29, 2020, MPLX announced the redemption of $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by Andeavor Logistics LP. These amounts are included on the Consolidated Balance Sheet at December 31, 2020 as “Long-term debt due within one year”. The notes were redeemed on January 15, 2021 at a price equal to 102.625 percent of the principal amount, which resulted in a payment of $20 million related to the note premium offset by the immediate recognition of $12 million of unamortized debt premium and issuance costs, which resulted in a loss on extinguishment of debt of $8 million that is included on the Consolidated Statements of Income as “Other financial costs”.

16. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$84	$505	$589
Service revenue - related parties	869	3	872
Service revenue - product related	—	77	77
Product sales	1	281	282
Product sales - related parties	3	39	42
Total revenues from contracts with customers	$957	$905	1,862
Non-ASC 606 revenue(1)			477
Total revenues and other income			$2,339

	Three Months Ended March 31, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$84	$528	$612
Service revenue - related parties	920	8	928
Service revenue - product related	—	39	39
Product sales	15	154	169
Product sales - related parties	4	29	33
Total revenues from contracts with customers	$1,023	$758	1,781
Non-ASC 606 (loss)/revenue(1)			(789)
Total revenues and other income			$992
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

“Receivables, net” primarily relate to our commodity sales. Portions of the “Receivables, net” balance are attributed to the sale of commodity product controlled by MPLX prior to sale while a significant portion of the balance relates to the sale of commodity product on behalf of our producer customers. The sales and related “Receivable, net” are commingled and excluded from the table below. MPLX remits the net sales price back to our producer customers upon completion of the sale. Each period end, certain amounts within accounts payable relate to our payments to producer customers. Such amounts are not deemed material at period end as a result of when we settle with each producer.

The tables below reflect the changes in our contract balances for the three-month periods ended March 31, 2021 and 2020:

(In millions)	Balance at December 31, 2020(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2021
Contract assets	$40	$(27)	$—	$13
Long-term contract assets	2	—	—	2
Deferred revenue	37	7	(1)	43
Deferred revenue - related parties	91	21	(20)	92
Long-term deferred revenue	119	4	—	123
Long-term deferred revenue - related parties	48	(4)	—	44
Long-term contract liability	$6	$—	$—	$6

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2020
Contract assets	$39	$(27)	$—	$12
Deferred revenue	23	5	(3)	25
Deferred revenue - related parties	53	12	(16)	49
Long-term deferred revenue	90	6	—	96
Long-term deferred revenue - related parties	$55	$1	$—	$56
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

As of March 31, 2021, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $301 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 23 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2021	$1,435
2022	1,838
2023	1,674
2024	1,546
2025 and thereafter	4,580
Total revenue on remaining performance obligations(1),(2),(3)	$11,073
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

17. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$231	$210
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	$—	$(1)

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2021	2020
Decrease in capital accruals	$(37)	$(61)

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2020 through March 31, 2021.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2020(1)	$(13)	$(2)	$(15)
Other comprehensive loss - remeasurements(2)	(2)	—	(2)
Balance at March 31, 2021(1)	$(15)	$(2)	$(17)

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2019 through March 31, 2020.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2019(1)	$(14)	$(1)	$(15)
Other comprehensive loss - remeasurements(2)	—	(1)	(1)
Balance at March 31, 2020(1)	$(14)	$(2)	$(16)
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

19. Equity-Based Compensation

Phantom Units

The following is a summary of phantom unit award activity of MPLX LP common units for the three months ended March 31, 2021:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2020	644,023	$28.65
Granted	321,927	24.88
Settled	(143,088)	29.73
Forfeited	(1,270)	33.09
Outstanding at March 31, 2021	821,592	$26.98

Performance Units

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the three months ended March 31, 2021:

Number of Units
Outstanding at December 31, 2020	3,092,286
Granted	375,730
Settled	(1,347,177)
Forfeited	(1,761)
Outstanding at March 31, 2021	2,119,078
No new performance unit awards were granted during the three months ended March 31, 2021. The performance units shown above as granted represents subsequent tranches of the 2020 and 2019 performance unit awards that were subject to a performance condition based on MPLX LP’s 2021 distributable cash flow, which, due to the nature of the award terms, did not meet the criteria for a grant date fair value until the first quarter of 2021, at which time we began recognizing units and expense related to these tranches. Grant date fair value of the performance condition is based on potential payouts of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

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

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$202	$68	$186	$63

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	N/A
Interest income (Sales-type lease revenue- fixed minimum)	37	—	38	N/A
Interest income (Revenue from variable lease payments)	$—	$—	$—	N/A
(1)    These amounts are presented net of executory costs.

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

At March 31, 2021 and December 31, 2020, accrued liabilities for remediation totaled $18 million and $17 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. At March 31, 2021 and December 31, 2020, there were no balances with MPC for indemnification of environmental costs.

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

If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Other Legal Proceedings – In early July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. THPP appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary - Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest), which has been paid. The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota (the “District of North Dakota”) against THPP, the Department of the Interior, the Assistant Secretary - Indian Affairs, the Interior Board of Indian Appeals and the BIA, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.

We continue to work towards a settlement of this matter with holders of the property rights at issue.

Contractual Commitments and Contingencies – At March 31, 2021, MPLX’s contractual commitments to acquire property, plant and equipment totaled $101 million. These commitments were primarily related to G&P plant expansion, terminal and pipeline projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and

NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2021, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•the timing and amount of future distributions or unit repurchases; and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•general economic, political or regulatory developments, including changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, or taxation;
•the magnitude and duration of the COVID-19 pandemic and its restrictions, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus;
•the ability of MPC to achieve its strategic objectives and the effects of those strategic decisions on us;
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

For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended March 31, 2021 and March 31, 2020 are shown in the chart below. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.
Other Highlights

•Announced a first quarter 2021 distribution rate of $0.6875 per common unit.
•During the first quarter of 2021, we returned $155 million to unitholders through the repurchase of 6,272,981 public common units under our unit repurchase program. As of March 31, 2021, total repurchases of $188 million have been made under the unit repurchase program since the program was launched in the fourth quarter of 2020.
•In line with previously announced efforts around portfolio optimization, the company closed on the sale of our Javelina plant in Corpus Christi, Texas, on February 12, 2021, for $70 million of cash in addition to future consideration contingent on the performance of the facility.
•On January 15, 2021 we redeemed $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, at 102.625 percent of the principal amount.

CURRENT ECONOMIC ENVIRONMENT

During the first quarter of 2021, we have seen improvement in the environment in which our business operates as COVID-19 impacts are beginning to subside. The increased availability of vaccinations, coupled with an easing of COVID-19 restrictions in certain areas, has been followed by an increase in economic activity, the opening of many businesses and schools and an increase in in-person interaction and associated travel.

In the first quarter of 2020, the outbreak of COVID-19 and its development into a pandemic resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This significantly reduced global economic activity and resulted in a decline in the demand for products for which we provide midstream services. Macroeconomic conditions and global geopolitical events have also resulted in significant price volatility related to those aforementioned products.

We took actions to respond to the impacts that these matters have had on our business including:

•Emphasizing strict capital discipline by focusing on investments that deliver the most attractive returns
•Identifying areas where we can reduce operating expenses across the business
•Evaluating and high-grading our capital portfolio

Many uncertainties remain with respect to COVID-19 and we are unable to predict the ultimate economic impacts from COVID-19 and how quickly economies can fully recover to pre-pandemic levels. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) (gain)/loss on extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) net interest and other financial costs; (iii) net maintenance capital expenditures; (iv) equity method investment capital expenditures paid out; and (v) other adjustments as deemed necessary. We make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded.

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

COMPARABILITY OF OUR FINANCIAL RESULTS

Our acquisitions and dispositions have impacted comparability of our financial results (see Note 3 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following tables and discussion are a summary of our results of operations for the three months ended March 31, 2021 and 2020, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” to the most directly comparable GAAP financial measures.

	Three Months Ended March 31,
(In millions)	2021	2020	Variance
Total revenues and other income(1)	$2,339	$992	$1,347
Costs and expenses:
Cost of revenues (excludes items below)	273	368	(95)
Purchased product costs	276	135	141
Rental cost of sales	32	35	(3)
Rental cost of sales - related parties	39	46	(7)
Purchases - related parties	298	276	22
Depreciation and amortization	329	325	4
Impairment expense	—	2,165	(2,165)
General and administrative expenses	86	97	(11)
Other taxes	32	31	1
Total costs and expenses	1,365	3,478	(2,113)
Income/(loss) from operations	974	(2,486)	3,460
Related party interest and other financial costs	—	3	(3)
Interest expense, net of amounts capitalized	198	211	(13)
Other financial costs	27	16	11
Income/(loss) before income taxes	749	(2,716)	3,465
Provision for income taxes	1	—	1
Net income/(loss)	748	(2,716)	3,464
Less: Net income attributable to noncontrolling interests	9	8	1
Net income/(loss) attributable to MPLX LP	739	(2,724)	3,463

Adjusted EBITDA attributable to MPLX LP(2)	1,352	1,294	58
DCF attributable to GP and LP unitholders(2)	$1,106	$1,047	$59
(1)    The three months ended March 31, 2020 includes impairment expense of approximately $1.3 billion related to three equity method investments.
(2)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2021	2020	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income/(loss)	$748	$(2,716)	$3,464
Provision for income taxes	1	—	1
Amortization of deferred financing costs	17	14	3
Gain on extinguishment of debt	(12)	—	(12)
Net interest and other financial costs	220	216	4
Income/(loss) from operations	974	(2,486)	3,460
Depreciation and amortization	329	325	4
Non-cash equity-based compensation	3	5	(2)
Impairment expense	—	2,165	(2,165)
(Income)/loss from equity method investments	(70)	1,184	(1,254)
Distributions/adjustments related to equity method investments	121	124	(3)
Unrealized derivative losses/(gains)(1)	3	(15)	18
Other	2	1	1
Adjusted EBITDA	1,362	1,303	59
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)
Adjusted EBITDA attributable to MPLX LP(2)	1,352	1,294	58
Deferred revenue impacts	22	23	(1)
Net interest and other financial costs	(220)	(216)	(4)
Maintenance capital expenditures	(18)	(34)	16
Maintenance capital expenditures reimbursements	7	14	(7)
Equity method investment capital expenditures paid out	(1)	(7)	6
Other	(5)	4	(9)
DCF	1,137	1,078	59
Preferred unit distributions	(31)	(31)	—
DCF attributable to GP and LP unitholders	$1,106	$1,047	$59
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
(2)     For the three months ended March 31, 2021, the L&S and G&P segments made up $896 million and $456 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended March 31, 2020, the L&S and G&P segments made up $872 million and $422 million of Adjusted EBITDA attributable to MPLX LP, respectively.

	Three Months Ended March 31,
(In millions)	2021	2020	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,124	$1,009	$115
Changes in working capital items	34	112	(78)
All other, net	(15)	(30)	15
Non-cash equity-based compensation	3	5	(2)
Gain on extinguishment of debt	(12)	—	(12)
Net interest and other financial costs	220	216	4
Current income taxes	1	—	1
Unrealized derivative losses/(gains)(1)	3	(15)	18
Other adjustments to equity method investment distributions	2	5	(3)
Other	2	1	1
Adjusted EBITDA	1,362	1,303	59
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)
Adjusted EBITDA attributable to MPLX LP(2)	1,352	1,294	58
Deferred revenue impacts	22	23	(1)
Net interest and other financial costs	(220)	(216)	(4)
Maintenance capital expenditures	(18)	(34)	16
Maintenance capital expenditures reimbursements	7	14	(7)
Equity method investment capital expenditures paid out	(1)	(7)	6
Other	(5)	4	(9)
DCF	1,137	1,078	59
Preferred unit distributions	(31)	(31)	—
DCF attributable to GP and LP unitholders	$1,106	$1,047	$59
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
(2)     For the three months ended March 31, 2021, the L&S and G&P segments made up $896 million and $456 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended March 31, 2020, the L&S and G&P segments made up $872 million and $422 million of Adjusted EBITDA attributable to MPLX LP, respectively.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Total revenues and other income increased $1,347 million in the first quarter of 2021 compared to the same period of 2020. This increase was primarily due to impairments recorded in the first quarter of 2020 of $1,264 million. Impairments were recognized related to our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C. The remaining $83 million increase is primarily due to higher product related revenue due to higher prices in all G&P regions of approximately $192 million as well as from increased pipeline tariff rates and increased revenue from terminal storage. These increases were partially offset by lower fees from lower volumes in the Southwest and Bakken of $46 million, which includes impacts related to severe weather in the Southwest. There were also decreases due to the Wholesale Exchange, lower marine transportation fees, decreased volume deficiency payments and lower L&S terminal and pipeline volumes, including decreased throughputs on certain of our equity method investments.

Cost of Revenues decreased $95 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to lower repairs, maintenance and operating costs and lower project-related spend, both as a result of cost reduction initiatives. The Wholesale Exchange as well as other miscellaneous expenses also contributed to the decrease.

Purchased product costs increased $141 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to an increase of $18 million related to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year and higher prices of $136 million in the Southwest and Southern Appalachia, partially offset by lower volumes of $14 million in the Southwest.

Rental cost of sales - related parties decreased $7 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to lower operating costs as well as decreased project spend from overall cost reduction initiatives.

Purchases - related parties increased $22 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in the Rockies and higher employee related costs.

Impairment expense decreased $2,165 million in the first quarter of 2021 compared to the same period of 2020. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which reduced production growth forecasts from our producer customers.

General and administrative expenses decreased $11 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives as well as decreased other miscellaneous expenses.

SEGMENT RESULTS

We classify our business in the following reportable segments: L&S and G&P. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) (gain)/loss on extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interests; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three months ended March 31, 2021 and 2020.

L&S Segment

First Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2021	2020	Variance
Service revenue	$953	$1,004	$(51)
Rental income	249	242	7
Product related revenue	4	19	(15)
Income from equity method investments	36	50	(14)
Other income	52	51	1
Total segment revenues and other income	1,294	1,366	(72)
Cost of revenues	144	238	(94)
Purchases - related parties	215	199	16
Depreciation and amortization	147	138	9
General and administrative expenses	46	52	(6)
Other taxes	19	16	3
Segment income from operations	723	723	—
Depreciation and amortization	147	138	9
Income from equity method investments	(36)	(50)	14
Distributions/adjustments related to equity method investments	58	57	1
Non-cash equity-based compensation	2	3	(1)
Other	2	1	1
Segment adjusted EBITDA(1)	896	872	24

Capital expenditures	59	184	(125)
Investments in unconsolidated affiliates	$9	$54	$(45)
(1)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Service revenue decreased $51 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to a $26 million decrease in marine transportation fees, an $11 million decrease in volume deficiency payments, a $25 million decrease due to the Wholesale Exchange as well as other immaterial decreases associated with terminal and pipeline volumes. These decreases were partially offset by increased pipeline tariff rates and increased fees associated with Mt. Airy.

Rental income increased $7 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to increased terminal storage fees as well as additional refining logistics fees associated with increased storage capacity and annual fee escalations.

Product related revenue decreased $15 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange.

Income from equity method investments decreased $14 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to decreased throughput volumes on MarEn Bakken Company LLC, Explorer Pipeline Company, Illinois Extension Pipeline Company L.L.C. and LOCAP LLC.

Cost of revenues decreased $94 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange as well as lower project-related spend as a result of cost reduction initiatives.

Purchases - related parties increased $16 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to higher employee related costs.

Depreciation and amortization increased $9 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to accelerated depreciation related to assets at an indefinitely idled MPC refinery, as well as property, plant and equipment placed in service in the last nine months of 2020 and the first three months of 2021.

General and administrative expenses decreased $6 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

G&P Segment
First Quarter G&P Segment Financial Highlights (in millions)
(1)     Includes impairment of equity method investments of $1,264 million for 2020.
(2)    Includes impairment of goodwill of $1,814 million, long-lived assets including intangibles of $351 million and equity method investments of $1,264 million for 2020.

	Three Months Ended March 31,
(In millions)	2021	2020	Variance
Service revenue	$508	$536	$(28)
Rental income	92	88	4
Product related revenue	397	222	175
Income/(loss) from equity method investments(1)	34	(1,234)	1,268
Other income	14	14	—
Total segment revenues and other income/(loss)	1,045	(374)	1,419
Cost of revenues	200	211	(11)
Purchased product costs	276	135	141
Purchases - related parties	83	77	6
Depreciation and amortization	182	187	(5)
Impairment expense	—	2,165	(2,165)
General and administrative expenses	40	45	(5)
Other taxes	13	15	(2)
Segment income/(loss) from operations	251	(3,209)	3,460
Depreciation and amortization	182	187	(5)
Impairment expense	—	2,165	(2,165)
(Income)/loss from equity method investments	(34)	1,234	(1,268)
Distributions/adjustments related to equity method investments	63	67	(4)
Unrealized derivative losses/(gains)(2)	3	(15)	18
Non-cash equity-based compensation	1	2	(1)
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)
Segment Adjusted EBITDA(3)	456	422	34

Capital expenditures	30	134	(104)
Investments in unconsolidated affiliates	$26	$37	$(11)
(1)     Includes impairment of equity method investments of $1,264 million for 2020.
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
(3)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Service revenue decreased $28 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to lower fees from lower volumes in the Southwest and Bakken, which includes impacts related to severe weather in the Southwest.

Product related revenue increased $175 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in all of the regions of approximately $192 million and a slight increase in volume in the Rockies, partially offset by lower volumes in the Southwest of $18 million, which includes impacts related to severe weather in the Southwest.

Income from equity method investments increased $1,268 million in the first quarter of 2021 compared to the same period of 2020. This increase was driven by impairments recorded in the first quarter of 2020 of $1,264 million. Impairments were recognized related to our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C. Also contributing to the increase was higher volumes associated with our Sherwood Midstream LLC and Ohio Condensate Company joint ventures.

Cost of revenues decreased $11 million in the first quarter of 2021 compared to the same period of 2020. This decrease is attributable to lower repairs, maintenance and operating costs in the Marcellus and Southwest as a result of cost reduction initiatives, partially offset by higher prices in the Rockies.

Purchased product costs increased $141 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to an increase of $18 million related to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year and higher prices of $136 million in the Southwest and Southern Appalachia, partially offset by lower volumes of $14 million in the Southwest.

Purchases - related parties increased $6 million in the first quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in the Rockies partially offset by lower employee related costs.

Impairment expense decreased $2,165 million in the first quarter of 2021 compared to the same period of 2020. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which reduced production growth forecasts from our producer customers.

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

In our G&P segment, we experience minimal impacts from seasonal fluctuations which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. We are able to manage the seasonality impacts through the execution of our marketing strategy and via our storage capabilities. Overall, our exposure to seasonality fluctuations is declining due to growth in our fee-based business.

OPERATING DATA

	Three Months Ended March 31,
	2021	2020
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,282	3,210
Product pipelines	1,858	1,905
Total pipelines	5,140	5,115

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.96	$0.93
Product pipelines	0.79	0.79
Total pipelines	$0.90	$0.88

Terminal throughput (mbpd)	2,613	2,966

Marine Assets (number in operation)(2)
Barges	297	305
Towboats	23	23

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,298	1,298	1,420	1,420
Utica Operations	—	1,566	—	1,800
Southwest Operations	1,373	1,448	1,557	1,601
Bakken Operations	146	146	156	156
Rockies Operations	470	627	592	775
Total gathering throughput	3,287	5,085	3,725	5,752

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,249	5,677	4,198	5,522
Utica Operations	—	513	—	648
Southwest Operations	1,295	1,367	1,648	1,679
Southern Appalachian Operations	227	227	243	243
Bakken Operations	145	145	156	156
Rockies Operations	441	441	539	539
Total natural gas processed	6,357	8,370	6,784	8,787

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	489	489	456	456
Utica Operations(5)	—	28	—	34
Southwest Operations	8	8	15	15
Southern Appalachian Operations(6)	11	11	12	12
Bakken Operations	19	19	31	31
Rockies Operations	4	4	5	5
Total C2 + NGLs fractionated(7)	531	559	519	553

	Three Months Ended March 31,
	2021	2020
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.72	$1.87
C2 + NGL Pricing ($ per gallon)(8)	$0.73	$0.40
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
(6)     Includes NGLs fractionated for the Marcellus Operations and Utica Operations.
(7)     Purity ethane makes up approximately 199 mbpd and 190 mbpd of total MPLX Operated, fractionated products for the three months ended March 31, 2021 and 2020, respectively. Purity ethane makes up approximately 194 mbpd and 183 mbpd of total MPLX LP consolidated, fractionated products for the three months ended March 31, 2021 and 2020, respectively.
(8)     C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents were $24 million at March 31, 2021 and $15 million at December 31, 2020. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$1,124	$1,009
Investing activities	(90)	(362)
Financing activities	(1,025)	(605)
Total	$9	$42

Net cash provided by operating activities increased $115 million in the first three months of 2021 compared to the first three months of 2020, primarily due net income adjusted for non-cash items.

Net cash used in investing activities decreased $272 million in the first three months of 2021 compared to the first three months of 2020, primarily due to decreased spending related to the capital budget and decreased contributions to equity method investments.

Financing activities were a $1,025 million use of cash in the first three months of 2021 compared to a $605 million use of cash in the first three months of 2020. The primary reason for the increase in the use of cash was due to the return of capital to unitholders through the unit repurchase program as well as net repayments on long-term debt in the current year compared to net borrowing on long-term debt in the prior year.

Free Cash Flow

The following table provides a reconciliation of FCF and excess/deficit cash flow from net cash provided by operating activities for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by operating activities	$1,124	$1,009
Adjustments to reconcile net cash provided by operating activities to free cash flow
Net cash used in investing activities	(90)	(362)
Contributions from MPC	7	14
Distributions to noncontrolling interests	(10)	(9)
Free cash flow	1,031	652
Distributions to common and preferred unitholders	(754)	(758)
Excess (deficit) cash flow	$277	$(106)

Debt and Liquidity Overview

On January 15, 2021, MPLX redeemed $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, at 102.625 percent of the principal amount.

Our outstanding borrowings at March 31, 2021 and December 31, 2020 consist of the following:

(In millions)	March 31, 2021	December 31, 2020
MPLX LP:
Bank revolving credit facility	$835	$175
Floating rate senior notes	1,000	1,000
Fixed rate senior notes	18,532	19,240
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	87
Financing lease obligations	10	11
Total	20,445	20,536
Unamortized debt issuance costs	(112)	(116)
Unamortized discount/premium	(279)	(281)
Amounts due within one year	(2)	(764)
Total long-term debt due after one year	$20,052	$19,375

Our intention is to maintain an investment grade credit profile. As of April 20, 2021, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2021, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.8 to 1.0.

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

Our liquidity totaled $4.2 billion at March 31, 2021 consisting of:

	March 31, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$(835)	$2,665
MPC Loan Agreement	1,500	—	1,500
Total liquidity	$5,000	$(835)	4,165
Cash and cash equivalents			24
Total liquidity			$4,189
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

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through March 31, 2021:

(In units)
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	143,247
Units redeemed in Unit Repurchase Program	(6,272,981)
Balance at March 31, 2021	1,032,648,244

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $271 million per quarter, or $1,084 million per year, based on the number of common units outstanding at March 31, 2021. On April 27, 2021, we announced the board of directors of our general partner had declared a distribution of $0.6875 per unit that will be paid on May 14, 2021 to unitholders of record on May 7, 2021. This is consistent with the prior quarter distribution. This rate will also be received by Series A preferred unitholders. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. Accordingly, a cash distribution payment totaling $21 million was paid to Series B unitholders on February 16, 2021.

The allocation of total quarterly cash distributions is as follows for the three months ended March 31, 2021 and 2020. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions, except per unit data)	2021	2020
Distribution declared:
Limited partner units - public	$262	$270
Limited partner units - MPC	445	458
Total LP distribution declared	707	728
Series A preferred units	20	20
Series B preferred units	11	11
Total distribution declared	738	759

Cash distributions declared per limited partner common unit	$0.6875	$0.6875

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

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2021	2020
Capital expenditures:
Growth capital expenditures	$71	$284
Growth capital reimbursements	—	—
Investments in unconsolidated affiliates	35	91
Return of capital	—	(69)
Capitalized interest	(5)	(13)
Total growth capital expenditures	101	293
Maintenance capital expenditures	18	34
Maintenance capital reimbursements	(7)	(14)
Total maintenance capital expenditures	11	20

Total growth and maintenance capital expenditures	112	313
Investments in unconsolidated affiliates(1)	(35)	(91)
Return of capital(1)	—	69
Growth and maintenance capital reimbursements(2)	7	14
Decrease in capital accruals	37	61
Capitalized interest	5	13
Additions to property, plant and equipment, net(1)	$126	$379
(1)    Investments in unconsolidated affiliates, return of capital and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)     Growth and maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of March 31, 2021, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2021, our third-party long-term debt obligations decreased by $90 million, primarily due to the redemption of $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025 discussed above, partially offset by increased borrowings on the MPLX Credit Agreement. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2020.

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

TRANSACTIONS WITH RELATED PARTIES

At March 31, 2021, MPC owned our non-economic general partnership interest and held approximately 63 percent of our outstanding common units.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes and excluding losses for impairment of equity method investments, MPC accounted for 51 percent and 55 percent of our total revenues and other income for the first quarter of 2021 and 2020, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, excluding impairment expense, MPC accounted for 29 percent and 29 percent for the first quarter of 2021 and 2020, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 5 of the Notes to Consolidated Financial Statements in this report.

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

As of March 31, 2021, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2021, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2021, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into, such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2021 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2020.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of March 31, 2021 and December 31, 2020, the estimated fair value of this contract was a liability of $66 million and $63 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of March 31, 2021, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of March 31, 2021(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2021(3)
Long-term debt (including amounts due within one year)
Fixed-rate	$20,152	$1,843	N/A
Variable-rate	$1,836	$14	$4
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2021.
(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2021.

At March 31, 2021, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including fixed rate senior notes, floating rate senior notes and our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit facility, but may affect our results of operations and cash flows. As of March 31, 2021, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

Tesoro High Plains Pipeline

In early July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. THPP appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary - Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest). The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. The new order was appealed, and was upheld by the Assistant Secretary - Indian Affairs. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota (the “District of North Dakota”) against THPP, the Department of the Interior, the Assistant Secretary - Indian Affairs, the Interior Board of Indian Appeals and the BIA, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.

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

There have been no material changes to the environmental proceedings previously disclosed in our Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities

The following table sets forth a summary of our purchases during the quarter ended March 31, 2021, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
1/01/2021-1/31/2021	879,708	$23.47	879,708	$946,504,250
2/01/2021-2/28/2021	2,148,970	$24.24	2,148,970	$894,403,501
3/01/2021-3/31/2021	3,244,303	$25.49	3,244,303	$811,694,451
Total	6,272,981	$24.78	6,272,981

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

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Amendment to Amended and Restated Transportation Services Agreement, executed as of February 15, 2021, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.106	2/26/2021	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 6, 2021	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)