Form 10-Q
period 2021-06-30
MPLX LP
filed 2021-08-04
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

MPLX LP had 1,025,624,328 common units outstanding at July 30, 2021.

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

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2021	2020	2021	2020
Revenues and other income:
Service revenue	$578	$563	$1,167	$1,175
Service revenue - related parties	907	857	1,779	1,785
Service revenue - product related	76	22	153	61
Rental income	99	98	198	194
Rental income - related parties	168	237	410	471
Product sales	304	120	586	289
Product sales - related parties	31	30	73	63
Sales-type lease revenue - related parties	136	38	173	76
Income/(loss) from equity method investments(1)	66	89	136	(1,095)
Other income	3	2	4	3
Other income - related parties	27	25	55	51
Total revenues and other income	2,395	2,081	4,734	3,073
Costs and expenses:
Cost of revenues (excludes items below)	293	315	566	683
Purchased product costs	338	87	614	222
Rental cost of sales	32	33	64	68
Rental cost of sales - related parties	23	41	62	87
Purchases - related parties	297	280	595	556
Depreciation and amortization	318	321	647	646
Impairment expense	42	—	42	2,165
General and administrative expenses	87	96	173	193
Other taxes	34	30	66	61
Total costs and expenses	1,464	1,203	2,829	4,681
Income/(loss) from operations	931	878	1,905	(1,608)
Related party interest and other financial costs	2	1	2	4
Interest expense (net of amounts capitalized of $5 million, $10 million, $10 million and $23 million respectively)	195	206	393	417
Other financial costs	19	16	46	32
Income/(loss) before income taxes	715	655	1,464	(2,061)
Provision for income taxes	—	—	1	—
Net income/(loss)	715	655	1,463	(2,061)
Less: Net income attributable to noncontrolling interests	9	7	18	15
Net income/(loss) attributable to MPLX LP	706	648	1,445	(2,076)
Less: Series A preferred unit distributions	21	21	41	41
Less: Series B preferred unit distributions	10	10	21	21
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$675	$617	$1,383	$(2,138)
Per Unit Data (See Note 6)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$0.66	$0.58	$1.34	$(2.02)
Common - diluted	$0.66	$0.58	$1.34	$(2.02)
Weighted average limited partner units outstanding:
Common - basic	1,029	1,059	1,033	1,059
Common - diluted	1,029	1,059	1,033	1,059

(1)     The three and six months ended June 30, 2021 includes $6 million of impairment expense. The six months ended June 30, 2020 includes $1,264 million of impairment expense.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income/(loss)	$715	$655	$1,463	$(2,061)
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	(2)	(1)
Comprehensive income/(loss)	715	655	1,461	(2,062)
Less comprehensive income attributable to:
Noncontrolling interests	9	7	18	15
Comprehensive income/(loss) attributable to MPLX LP	$706	$648	$1,443	$(2,077)

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$8	$15
Receivables, net	538	452
Current assets - related parties	614	677
Inventories	126	118
Assets held for sale	—	188
Other current assets	46	65
Total current assets	1,332	1,515
Equity method investments	4,033	4,036
Property, plant and equipment, net	20,352	21,218
Intangibles, net	896	959
Goodwill	7,657	7,657
Right of use assets, net	297	309
Noncurrent assets - related parties	1,144	672
Other noncurrent assets	62	48
Total assets	35,773	36,414
Liabilities
Current liabilities:
Accounts payable	158	152
Accrued liabilities	258	194
Current liabilities - related parties	812	356
Accrued property, plant and equipment	54	84
Long-term debt due within one year	1	764
Accrued interest payable	203	222
Operating lease liabilities	63	63
Liabilities held for sale	—	101
Other current liabilities	178	150
Total current liabilities	1,727	2,086
Long-term deferred revenue	349	314
Long-term liabilities - related parties	306	283
Long-term debt	19,234	19,375
Deferred income taxes	11	12
Long-term operating lease liabilities	232	244
Deferred credits and other liabilities	151	115
Total liabilities	22,010	22,429
Commitments and contingencies (see Note 21)
Series A preferred units	968	968
Equity
Common unitholders - public (380 million and 391 million units issued and outstanding)	9,061	9,384
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	2,897	2,792
Series B preferred units (.6 million and .6 million units issued and outstanding)	611	611
Accumulated other comprehensive loss	(17)	(15)
Total MPLX LP partners’ capital	12,552	12,772
Noncontrolling interests	243	245
Total equity	12,795	13,017
Total liabilities, preferred units and equity	$35,773	$36,414

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income/(loss)	$1,463	$(2,061)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	35	29
Depreciation and amortization	647	646
Impairment expense	42	2,165
Deferred income taxes	(1)	(1)
Loss on disposal of assets	1	1
(Income)/loss from equity method investments(1)	(136)	1,095
Distributions from unconsolidated affiliates	239	226
Changes in:
Current receivables	(83)	31
Inventories	(8)	(7)
Fair value of derivatives	39	(9)
Current accounts payable and accrued liabilities	77	(102)
Current assets/current liabilities - related parties	101	27
Right of use assets/operating lease liabilities	1	(1)
Deferred revenue	43	49
All other, net	29	26
Net cash provided by operating activities	2,489	2,114
Investing activities:
Additions to property, plant and equipment	(235)	(708)
Disposal of assets	74	43
Investments in unconsolidated affiliates	(84)	(222)
Distributions from unconsolidated affiliates - return of capital	—	110
Net cash used in investing activities	(245)	(777)
Financing activities:
Long-term debt - borrowings	2,800	2,500
- repayments	(3,746)	(1,682)
Related party debt - borrowings	4,435	2,708
- repayments	(3,942)	(3,302)
Unit repurchases	(310)	—
Distributions to noncontrolling interests	(20)	(17)
Distributions to Series A preferred unitholders	(41)	(41)
Distributions to Series B preferred unitholders	(21)	(21)
Distributions to unitholders and general partner	(1,421)	(1,445)
Contributions from MPC	17	20
All other, net	(2)	(5)
Net cash used in financing activities	(2,251)	(1,285)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(7)	52
Cash, cash equivalents and restricted cash at beginning of period	15	15
Cash, cash equivalents and restricted cash at end of period	$8	$67

(1)     The 2021 period includes $6 million of impairment expense. The 2020 period includes $1,264 million of impairment expense.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2019	$10,800	$4,968	$611	$(15)	$249	$16,613
Net (loss)/income (excludes amounts attributable to preferred units)	(1,022)	(1,733)	11	—	8	(2,736)
Distributions to:
Unitholders	(271)	(446)	(21)	—	—	(738)
Noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from:
MPC	—	225	—	—	—	225
Other	2	—	—	(1)	—	1
Balance at March 31, 2020	9,509	3,014	601	(16)	248	13,356
Net income (excludes amounts attributable to preferred units)	229	388	10	—	7	634
Distributions to:
Unitholders	(270)	(458)	—	—	—	(728)
Noncontrolling interests	—	—	—	—	(8)	(8)
Contributions from:
MPC	—	6	—	—	—	6
Other	1	1	—	—	—	2
Balance at June 30, 2020	9,469	2,951	611	(16)	247	13,262

Balance at December 31, 2020	9,384	2,792	611	(15)	245	13,017
Net income (excludes amounts attributable to preferred units)	266	443	11	—	9	729
Unit Repurchases	(155)	—	—	—	—	(155)
Distributions to:
Unitholders	(269)	(445)	(21)	—	—	(735)
Noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from:
MPC	—	7	—	—	—	7
Other	—	(1)	—	(2)	—	(3)
Balance at March 31, 2021	9,226	2,796	601	(17)	244	12,850
Net income (excludes amounts attributable to preferred units)	251	423	10	—	9	693
Unit Repurchases	(155)	—	—	—	—	(155)
Distributions to:
Unitholders	(262)	(445)	—	—	—	(707)
Noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from:
MPC	—	122	—	—	—	122
Other	1	1	—	—	—	2
Balance at June 30, 2021	$9,061	$2,897	$611	$(17)	$243	$12,795

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

Impairments – During the first half of 2021, we continued to see improvements in the environment in which our business operates as COVID-19 impacts continue to subside. The increased availability of vaccinations and easing of COVID-19 restrictions has been followed by an increase in economic activity, however, we are unable to predict the potential effects a resurgence of COVID-19 may have on our financial position and results.

In the second quarter of 2021, we recognized impairment expense of $42 million within our G&P segment related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Recently Adopted

We did not adopt any ASUs during the first six months of 2021 that are expected to have a material impact to our financial statements or financial statement disclosures.

3. Acquisitions and Dispositions

Sale of Javelina Assets and Liabilities

On February 12, 2021, MarkWest Energy Operating Company, L.L.C., (“MarkWest Energy”) a wholly owned subsidiary of MPLX, completed the sale of all of MarkWest Energy’s equity interests in MarkWest Javelina Company L.L.C., MarkWest Javelina Pipeline Company L.L.C., and MarkWest Gas Services L.L.C. (collectively, “Javelina”) pursuant to the terms of an Equity Purchase Agreement entered into with a third party on December 23, 2020. The agreement included adjustments for working capital as well as an earnout provision based on the performance of the assets. No gain or loss was recorded on the sale. The estimated value of the earnout provision was recorded as a contingent asset shown within “Other noncurrent assets” on the Consolidated Balance Sheets as of June 30, 2021. Javelina’s assets and liabilities sold are shown on the Consolidated Balance Sheets as “Assets held for sale” and “Liabilities held for sale” for the year ended December 31, 2020. Prior to the sale, Javelina was reported within the G&P segment.

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

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	June 30,	June 30,	December 31,
(In millions, except ownership percentages)	2021	2021	2020
L&S
MarEn Bakken Company LLC(1)	25%	$460	$465
Illinois Extension Pipeline Company, L.L.C.	35%	257	254
LOOP LLC	41%	264	252
Andeavor Logistics Rio Pipeline LLC(2)	67%	191	194
Minnesota Pipe Line Company, LLC	17%	185	188
Whistler Pipeline LLC(2)	38%	181	185
Explorer Pipeline Company	25%	65	72
W2W Holdings LLC(2)(3)	50%	70	72
Other(2)		109	103
Total L&S		1,782	1,785
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	690	698
Sherwood Midstream LLC(2)	50%	550	557
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	327	307
MarkWest Torñado GP, L.L.C.(2)	60%	213	188
Rendezvous Gas Services, L.L.C.(2)	78%	153	159
Sherwood Midstream Holdings LLC(2)	51%	141	148
Centrahoma Processing LLC	40%	131	145
Other(2)		46	49
Total G&P		2,251	2,251
Total		$4,033	$4,036
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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of June 30, 2021, MPLX has a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2021.

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

Summarized financial information for MPLX’s equity method investments for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30, 2021
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$336	$607	$943
Costs and expenses	217	284	501
Income from operations	119	323	442
Net income	105	283	388
Income from equity method investments(1)	$73	$63	$136
(1)    Includes the impact of any basis differential amortization or accretion in addition to an impairment of $6 million.

	Six Months Ended June 30, 2020
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$(43)	$640	$597
Costs and expenses	202	274	476
(Loss)/income from operations	(245)	366	121
Net (loss)/income	(283)	332	49
(Loss)/income from equity method investments(1)	$(1,178)	$83	$(1,095)
(1)    Includes the impact of any basis differential amortization or accretion in addition to the impairment of $1,264 million.

Summarized balance sheet information for MPLX’s equity method investments as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021
(In millions)	VIEs	Non-VIEs	Total
Current assets	$355	$464	$819
Noncurrent assets	7,401	4,909	12,310
Current liabilities	183	281	464
Noncurrent liabilities	$2,379	$862	$3,241

	December 31, 2020
(In millions)	VIEs	Non-VIEs	Total
Current assets	$530	$318	$848
Noncurrent assets	6,889	4,997	11,886
Current liabilities	323	187	510
Noncurrent liabilities	$1,904	$830	$2,734

As of June 30, 2021 and December 31, 2020, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $56 million and $57 million, respectively. As of June 30, 2021 and December 31, 2020, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $332 million and $331 million, respectively.

At June 30, 2021 and December 31, 2020, the G&P basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $31 million of excess related to goodwill. At June 30, 2021 and December 31, 2020, the L&S basis difference was being amortized into net income over the remaining estimated useful lives of the underlying assets, except for $167 million of excess related to goodwill.

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

(In millions)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Borrowings	$4,435	$6,264
Average interest rate of borrowings	1.354%	2.278%
Repayments	$3,942	$6,858
Outstanding balance at end of period(1)	$493	$—
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

Revenue received from related parties included on the Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service revenues - related parties
MPC	$907	$857	$1,778	$1,784
Other	—	—	1	1
Total Service revenue - related parties	907	857	1,779	1,785
Rental income - related parties
MPC	168	237	410	471
Product sales - related parties(1)
MPC	31	30	73	63
Sales-type lease revenue - related parties
MPC	136	38	173	76
Other income - related parties
MPC	11	10	23	20
Other	16	15	32	31
Total Other income - related parties	$27	$25	$55	$51
(1)     There were additional product sales to MPC that net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2021, these sales totaled $177 million and $345 million, respectively. For the three and six months ended June 30, 2020, these sales totaled $52 million and $225 million, respectively.

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

Expenses incurred from MPC under the omnibus and employee services agreements as well as other purchases from MPC included on the Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Rental cost of sales - related parties
MPC	$23	$41	$62	$87
Purchases - related parties
MPC	293	276	587	547
Other	4	4	8	9
Total Purchases - related parties	297	280	595	556
General and administrative expenses
MPC	$63	$68	$120	$132

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three and six months ended June 30, 2021, these charges totaled $15 million and $27 million, respectively. For the three and six months ended June 30, 2020, these charges totaled $15 million and $51 million, respectively.

MPC has also been advancing certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond. In 2020, MPC approved and executed an involuntary workforce reduction plan, which together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During the third and fourth quarters of 2020, MPLX reimbursed MPC for $37 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions. There were no such costs in the first six months of 2021.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 20 for additional information) and deferred revenue on minimum volume commitments. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts are recorded as “Current liabilities - related parties.” In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” In addition, capital projects MPLX is undertaking at the request of MPC are reimbursed in cash and recognized as revenue over the remaining term of the applicable agreements or in some cases as an equity contribution from its sponsor.

(In millions)	June 30, 2021	December 31, 2020
Current assets - related parties
Receivables - MPC	$519	$615
Receivables - Other	8	27
Prepaid - MPC	12	4
Other - MPC	2	1
Lease Receivables - MPC	73	30
Total	614	677
Noncurrent assets - related parties
Long-term receivables - MPC	32	32
Right of use assets - MPC	230	231
Long-term lease receivables - MPC	844	386
Unguaranteed residual asset - MPC	38	23
Total	1,144	672
Current liabilities - related parties
Payables - MPC	689	215
Payables - Other	31	43
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	51	66
Deferred revenue - Project reimbursements - MPC	39	30
Deferred revenue - Project reimbursements - Other	1	1
Total	812	356
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	229	229
Long-term deferred revenue - Project reimbursements - MPC	70	47
Long-term deferred revenue - Project reimbursements - Other	7	7
Total	$306	$283

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the six months ended June 30, 2021 and 2020 were $15 million and $4 million, respectively. Purchases from related parties were immaterial for the six months ended June 30, 2021 and 2020.

6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding.

During the three and six months ended June 30, 2021 and 2020, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2021 and 2020 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income/(loss) attributable to MPLX LP	$706	$648	$1,445	$(2,076)
Less: Distributions declared on Series A preferred units(1)	21	21	41	41
Distributions declared on Series B preferred units(1)	10	10	21	21
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)	705	715	1,412	1,443
Undistributed net gain/(loss) attributable to MPLX LP	$(30)	$(98)	$(29)	$(3,581)
(1)     See Note 7 for distribution information.

	Three Months Ended June 30, 2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$705	$21	$10	$736
Undistributed net loss attributable to MPLX LP	(30)	—	—	(30)
Net income attributable to MPLX LP(1)	$675	$21	$10	$706
Weighted average units outstanding:
Basic	1,029
Diluted	1,029
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.66
Diluted	$0.66
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

	Six Months Ended June 30, 2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$1,412	$41	$21	$1,474
Undistributed net loss attributable to MPLX LP	(29)	—	—	(29)
Net income attributable to MPLX LP(1)	$1,383	$41	$21	$1,445
Weighted average units outstanding:
Basic	1,033
Diluted	1,033
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.34
Diluted	$1.34
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

7. Equity

The changes in the number of common units outstanding during the six months ended June 30, 2021 are summarized below:

(In units)	Common
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	183,111
Units redeemed in unit repurchase program	(11,929,998)
Balance at June 30, 2021	1,027,031,091

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. During the six months ended June 30, 2021, 11,929,998 public common units were repurchased at an average cost per unit of $26.02. Total cash paid for units repurchased during 2021 was $310 million with $657 million remaining available under the authorization for future repurchases as of June 30, 2021. As of June 30, 2021, we had agreements to acquire 126,293 additional common units for $4 million, which settled in July 2021.

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

The changes in the Series B preferred unit balance from December 31, 2020 through June 30, 2021 are summarized below. Series B preferred units are included in the Consolidated Balance Sheets and Consolidated Statements of Equity within “Series B preferred units”.

(In millions)	Series B Preferred Units
Balance at December 31, 2020	$611
Net income allocated	21
Distributions received by Series B preferred unitholders	(21)
Balance at June 30, 2021	$611

Cash distributions – In accordance with the MPLX partnership agreement, on July 27, 2021, MPLX declared a quarterly cash distribution for the second quarter of 2021, totaling $705 million, or $0.6875 per common unit. This rate will also be received by Series A preferred unitholders. These distributions will be paid on August 13, 2021 to common unitholders of record on August 6, 2021. Additionally, in accordance with the distribution rights discussed above, MPLX will make a cash distribution totaling $21 million to Series B unitholders on August 16, 2021.

Quarterly distributions for 2021 and 2020 are summarized below:

(Per common unit)	2021	2020
March 31,	$0.6875	$0.6875
June 30,	$0.6875	$0.6875

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and six months ended June 30, 2021 and 2020. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$705	$715	$1,412	$1,443
Series A preferred unit distributions	21	21	41	41
Series B preferred unit distributions	10	10	21	21
Total cash distributions declared	$736	$746	$1,474	$1,505

8. Series A Preferred Units

On May 13, 2016, MPLX LP issued approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On July 27, 2021, MPLX declared a quarterly cash distribution of $0.6875 per common unit for the second quarter of 2021. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount.

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

Approximately 29.6 million Series A preferred units remaining outstanding as of June 30, 2021. The changes in the redeemable preferred balance from December 31, 2020 through June 30, 2021 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2020	$968
Net income allocated	41
Distributions received by Series A preferred unitholders	(41)
Balance at June 30, 2021	$968

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

The tables below present information about revenues and other income, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
L&S
Service revenue	$992	$931	$1,945	$1,935
Rental income	176	246	425	488
Product related revenue	4	21	8	40
Sales-type lease revenue - related parties	136	38	173	76
Income from equity method investments	35	40	71	90
Other income	16	14	31	27
Total segment revenues and other income(1)	1,359	1,290	2,653	2,656
Segment Adjusted EBITDA(2)	947	839	1,843	1,711
Capital expenditures	76	108	135	292
Investments in unconsolidated affiliates	13	74	22	128
G&P
Service revenue	493	489	1,001	1,025
Rental income	91	89	183	177
Product related revenue	407	151	804	373
Income/(loss) from equity method investments	31	49	65	(1,185)
Other income	14	13	28	27
Total segment revenues and other income(1)	1,036	791	2,081	417
Segment Adjusted EBITDA(2)	427	388	883	810
Capital expenditures	36	110	66	244
Investments in unconsolidated affiliates	$36	$57	$62	$94
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $138 million and $267 million for the three and six months ended June 30, 2021, respectively, and $146 million and $304 million for the three and six months ended June 30, 2020, respectively. Third party revenues for the G&P segment were $988 million and $1,977 million for the three and six months ended June 30, 2021, respectively, and $748 million and $323 million for the three and six months ended June 30, 2020, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

(In millions)	June 30, 2021	December 31, 2020
Segment assets
Cash and cash equivalents	$8	$15
L&S	20,869	20,938
G&P	14,896	15,461
Total assets	$35,773	$36,414

The table below provides a reconciliation between “Net income/(loss)” and Segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Reconciliation to Net income/(loss):
L&S Segment Adjusted EBITDA	$947	$839	$1,843	$1,711
G&P Segment Adjusted EBITDA	427	388	883	810
Total reportable segments	1,374	1,227	2,726	2,521
Depreciation and amortization(1)	(318)	(321)	(647)	(646)
Provision for income taxes	—	—	(1)	—
Amortization of deferred financing costs	(18)	(15)	(35)	(29)
Non-cash equity-based compensation	(2)	(3)	(5)	(8)
Impairment expense	(42)	—	(42)	(2,165)
Net interest and other financial costs	(198)	(208)	(418)	(424)
Gain on extinguishment of debt	—	—	12	—
Income/(loss) from equity method investments	66	89	136	(1,095)
Distributions/adjustments related to equity method investments	(121)	(115)	(242)	(239)
Unrealized derivative (losses)/gains(2)	(36)	(6)	(39)	9
Other	—	(1)	(2)	(2)
Adjusted EBITDA attributable to noncontrolling interests	10	8	20	17
Net income/(loss)	$715	$655	$1,463	$(2,061)
(1)    Depreciation and amortization attributable to L&S was $136 million and $283 million for the three and six months ended June 30, 2021, respectively, and $138 million and $276 million for the three and six months ended June 30, 2020, respectively. Depreciation and amortization attributable to G&P was $182 million and $364 million for the three and six months ended June 30, 2021, respectively, and $183 million and $370 million for the three and six months ended June 30, 2020, respectively.
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

10. Inventories

Inventories consist of the following:

(In millions)	June 30, 2021	December 31, 2020
NGLs	$5	$5
Line fill	18	13
Spare parts, materials and supplies	103	100
Total inventories	$126	$118

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

(In millions)	June 30, 2021	December 31, 2020
L&S
Pipelines	$6,045	$6,026
Refining logistics	1,789	2,333
Terminals	1,652	1,643
Marine	965	965
Land, building and other	1,575	1,584
Construction-in-progress	217	262
Total L&S property, plant and equipment	12,243	12,813
G&P
Gathering and transportation	7,574	7,547
Processing and fractionation	5,726	5,721
Land, building and other	511	507
Construction-in-progress	276	287
Total G&P property, plant and equipment	14,087	14,062
Total property, plant and equipment	26,330	26,875
Less accumulated depreciation	5,978	5,657
Property, plant and equipment, net	$20,352	$21,218

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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter of 2020 events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million was recorded to “Impairment expense” on the Consolidated Statements of Income in the first quarter of 2020. See Note 1 for discussion of second quarter 2021 impairments.

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

Changes in the carrying amount of goodwill were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2019	$7,722	$3,141	$10,863
Accumulated impairment losses	—	(1,327)	(1,327)
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Wholesale Exchange (Note 3)	(65)	—	(65)
Balance as of December 31, 2020	7,657	—	7,657
Balance as of June 30, 2021	7,657	—	7,657

Gross goodwill as of June 30, 2021	7,657	3,141	10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of June 30, 2021	$7,657	$—	$7,657

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

MPLX’s remaining intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of June 30, 2021 and December 31, 2020 is shown below:

		June 30, 2021			December 31, 2020
(In millions)	Useful Lives	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(2)	Net
L&S	6 - 8 years	$283	$(99)	$184	$283	$(81)	$202
G&P	6 - 25 years	1,288	(576)	712	1,288	(531)	757
		$1,571	$(675)	$896	$1,571	$(612)	$959
(1)    Amortization expense attributable to the L&S and G&P segments for the six months ended June 30, 2021 was $18 million and $45 million, respectively.
(2)    Impairment charge of $177 million is included within the G&P accumulated amortization.

Estimated future amortization expense related to the intangible assets at June 30, 2021 is as follows:

(In millions)
2021	$64
2022	127
2023	127
2024	127
2025	113
Thereafter	338
Total	$896

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	June 30, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(102)	$—	$(63)
Total carrying value on Consolidated Balance Sheets	$—	$(102)	$—	$(63)

Level 3 instruments include all NGL transactions and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.64 to $1.59 per gallon with a weighted average of $0.81 per gallon and (2) the probability of renewal of 100 percent for the first five-year term and second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of June 30, 2021 or December 31, 2020.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(66)	$—	$(45)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(39)	—	(7)
Settlements	—	3	—	1
Fair value at end of period	—	(102)	—	(51)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized (losses)/gains relating to liabilities still held at end of period	$—	$(39)	$—	$(6)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(63)	$—	$(60)
Total (losses)/gains (realized and unrealized) included in earnings(1)	—	(45)	—	7
Settlements	—	6	—	2
Fair value at end of period	—	(102)	—	(51)
The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized (losses)/gains relating to liabilities still held at end of period	$—	$(41)	$—	$7
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

The fair value of MPLX’s long-term debt is estimated based on recent market non-binding indicative quotes. The long-term debt fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our debt, excluding finance leases:

	June 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (including amounts due within one year)	$21,838	$19,335	$22,951	$20,244

14. Derivative Financial Instruments

As of June 30, 2021, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of June 30, 2021 and December 31, 2020, the estimated fair value of this contract was a liability of $102 million and $63 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2021 and December 31, 2020, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	June 30, 2021		December 31, 2020
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(14)	$—	$(7)
Other noncurrent assets / Deferred credits and other liabilities	—	(88)	—	(56)
Total	$—	$(102)	$—	$(63)
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

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Purchased product costs
Realized (loss)/gain	$(3)	$(1)	$(6)	$(2)
Unrealized (loss)/gain	(36)	(6)	(39)	9
Purchased product costs derivative (loss)/gain	(39)	(7)	(45)	7
Total derivative (loss)/gain	$(39)	$(7)	$(45)	$7

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2021	December 31, 2020
MPLX LP:
Bank revolving credit facility	$—	$175
Floating rate senior notes	1,000	1,000
Fixed rate senior notes	18,532	19,240
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	87
Financing lease obligations(1)	9	11
Total	19,609	20,536
Unamortized debt issuance costs	(109)	(116)
Unamortized discount/premium	(265)	(281)
Amounts due within one year	(1)	(764)
Total long-term debt due after one year	$19,234	$19,375
(1)    See Note 20 for lease information.

Credit Agreement

MPLX’s amended and restated revolving credit facility (as amended, the “MPLX Credit Agreement”), has a borrowing capacity of up to $3.5 billion and a term that extends to July 2024. During the six months ended June 30, 2021, MPLX borrowed $2.8 billion under the MPLX Credit Agreement, at an average interest rate of 1.345 percent, and repaid $2.975 billion. At June 30, 2021, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $3.50 billion, or 100 percent of the borrowing capacity.

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

On December 29, 2020, MPLX announced the redemption of $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by Andeavor Logistics LP. These amounts are included on the Consolidated Balance Sheets at December 31, 2020 as “Long-term debt due within one year”. The notes were redeemed on January 15, 2021 at a price equal to 102.625 percent of the principal amount, which resulted in a payment of $20 million related to the note premium offset by the immediate recognition of $12 million of unamortized debt premium and issuance costs, which resulted in a loss on extinguishment of debt of $8 million that is included on the Consolidated Statements of Income as “Other financial costs”.

16. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$91	$487	$578
Service revenue - related parties	901	6	907
Service revenue - product related	—	76	76
Product sales	1	303	304
Product sales - related parties	3	28	31
Total revenues from contracts with customers	$996	$900	1,896
Non-ASC 606 revenue(1)			499
Total revenues and other income			$2,395

	Three Months Ended June 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$77	$486	$563
Service revenue - related parties	854	3	857
Service revenue - product related	—	22	22
Product sales	17	103	120
Product sales - related parties	4	26	30
Total revenues from contracts with customers	$952	$640	1,592
Non-ASC 606 revenue(1)			489
Total revenues and other income			$2,081

	Six Months Ended June 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$175	$992	$1,167
Service revenue - related parties	1,770	9	1,779
Service revenue - product related	—	153	153
Product sales	2	584	586
Product sales - related parties	6	67	73
Total revenues from contracts with customers	$1,953	$1,805	3,758
Non-ASC 606 revenue(1)			976
Total revenues and other income			$4,734

	Six Months Ended June 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$161	$1,014	$1,175
Service revenue - related parties	1,774	11	1,785
Service revenue - product related	—	61	61
Product sales	32	257	289
Product sales - related parties	8	55	63
Total revenues from contracts with customers	$1,975	$1,398	3,373
Non-ASC 606 loss(1)			(300)
Total revenues and other income			$3,073
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income/(loss) from equity method investments, derivative gains and losses, mark-to-market adjustments, and other income.

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

The tables below reflect the changes in our contract balances for the six-month periods ended June 30, 2021 and 2020:

(In millions)	Balance at December 31, 2020(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at June 30, 2021
Contract assets	$40	$(25)	$1	$16
Long-term contract assets	2	—	—	2
Deferred revenue	37	24	(17)	44
Deferred revenue - related parties	91	37	(50)	78
Long-term deferred revenue	119	9	—	128
Long-term deferred revenue - related parties	48	(8)	—	40
Long-term contract liability	$6	$—	$—	$6

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at June 30, 2020
Contract assets	$39	$(20)	$(1)	$18
Deferred revenue	23	8	(5)	26
Deferred revenue - related parties	53	48	(29)	72
Long-term deferred revenue	90	11	—	101
Long-term deferred revenue - related parties	$55	$(2)	$—	$53
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

As of June 30, 2021, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $289 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 23 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2021	$933
2022	1,767
2023	1,615
2024	1,491
2025 and thereafter	4,427
Total revenue on remaining performance obligations(1),(2),(3)	$10,233
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

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$414	$423
Income taxes paid	1	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	$—	$(1)

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Six Months Ended June 30,
(In millions)	2021	2020
Decrease in capital accruals	$(34)	$(172)

18. Accumulated Other Comprehensive Loss

MPLX LP records an accumulated other comprehensive loss on the Consolidated Balance Sheets relating to pension and other post-retirement benefits provided by LOOP LLC (“LOOP”) and Explorer Pipeline Company (“Explorer”) to their employees. MPLX LP is not a sponsor of these benefit plans.

The following table shows the changes in “Accumulated other comprehensive loss” by component during the period December 31, 2020 through June 30, 2021.

(In millions)	Pension Benefits	Other Post-Retirement Benefits	Total
Balance at December 31, 2020(1)	$(13)	$(2)	$(15)
Other comprehensive loss - remeasurements(2)	(2)	—	(2)
Balance at June 30, 2021(1)	$(15)	$(2)	$(17)

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

19. Equity-Based Compensation

Phantom Units

The following is a summary of phantom unit award activity of MPLX LP common units for the six months ended June 30, 2021:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2020	644,023	$28.65
Granted	335,904	24.97
Settled	(201,400)	30.30
Forfeited	(1,330)	33.19
Outstanding at June 30, 2021	777,197	$26.63

Performance Units

The following is a summary of the activity for performance unit awards to be settled in MPLX LP common units for the six months ended June 30, 2021:

Number of Units
Outstanding at December 31, 2020	3,092,286
Granted	375,730
Settled	(1,347,177)
Forfeited	(1,761)
Outstanding at June 30, 2021	2,119,078
No new performance unit awards were granted during the six months ended June 30, 2021. The performance units shown above as granted represents subsequent tranches of the 2020 and 2019 performance unit awards that were subject to a performance condition based on MPLX LP’s 2021 distributable cash flow, which, due to the nature of the award terms, did not meet the criteria for a grant date fair value until the first quarter of 2021, at which time we began recognizing units and expense related to these tranches. Grant date fair value of the performance condition is based on potential payouts of up to $2.00 per unit. Compensation cost associated with the performance condition is based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes.

20. Leases

During the second quarter of 2021 and during the first quarter of 2020, reimbursements for projects and changes to minimum volume commitments at certain L&S locations were agreed to between MPLX and MPC. These reimbursements and minimum volume commitments relate to the storage services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be reassessed under ASC 842. As a result of the reassessment, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type leases were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable during the respective periods. See Note 5 for the location of lease receivables and unguaranteed residual assets on the Consolidated Balance Sheets. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded as a “Contribution from MPC” in the Consolidated Statements of Equity given that the impacted storage services agreements are related to a common control transaction. During the second quarter of 2021, MPLX derecognized approximately $421 million of property, plant and equipment, recorded a lease receivable of approximately $519 million, recorded an unguaranteed residual asset of approximately $14 million with the difference recorded as a deemed “Contribution from MPC” of $112 million. During the first quarter of 2020, MPLX derecognized approximately $171 million of property, plant and equipment, recorded a lease receivable of approximately $370 million, recorded an unguaranteed residual asset of approximately $10 million with the difference recorded as a deemed “Contribution from MPC” of $209 million.

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$144	$68	$195	$66

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	N/A
Interest income (Sales-type lease revenue- fixed minimum)	135	—	38	N/A
Interest income (Revenue from variable lease payments)	$1	$—	$—	N/A

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$346	$136	$381	$129

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	N/A
Interest income (Sales-type lease revenue- fixed minimum)	172	—	76	N/A
Interest income (Revenue from variable lease payments)	$1	$—	$—	N/A
(1)    These amounts are presented net of executory costs.

See Note 5 for additional information on where related party lease assets are recorded in the Consolidated Balance Sheets. Third party lease assets are less than $1 million as of June 30, 2021 and are included within the “Receivables, net” and “Other noncurrent assets” captions within the Consolidated Balance Sheets.

The following is a schedule of future payments on the sales-type leases as of June 30, 2021:

(In millions)	Related Party
2021	$271
2022	543
2023	544
2024	537
2025	525
2026 and thereafter	1,017
Total minimum future rentals	3,437
Less: present value discount	2,520
Lease receivable	$917

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

At June 30, 2021 and December 31, 2020, accrued liabilities for remediation totaled $24 million and $17 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. At June 30, 2021 and December 31, 2020, there were no balances with MPC for indemnification of environmental costs.

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

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. On May 21, 2021, the D.D.C. denied a renewed request for an injunction. On June 22, 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. The pipeline remains operational.

If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Other Legal Proceedings – In early July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. THPP appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, 2020, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary - Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest), which has been paid. The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota (the “District of North Dakota”) against THPP, the Department of the Interior, the Assistant Secretary - Indian Affairs, the Interior Board of Indian Appeals and the BIA, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.

We continue to work towards a settlement of this matter with holders of the property rights at issue.

Contractual Commitments and Contingencies – At June 30, 2021, MPLX’s contractual commitments to acquire property, plant and equipment totaled $83 million. These commitments were primarily related to G&P plant expansion, terminal and pipeline projects. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2021, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

22. Subsequent Events

On August 4, 2021, MPLX announced the intent to provide notice of the redemption of all of the $1 billion outstanding aggregate principal amount of MPLX's LIBOR plus 1.1 percent per annum floating rate senior notes due September 9, 2022. The notes are expected to be redeemed on September 3, 2021, at a price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. MPLX expects to fund the redemption amount with a combination of cash on hand and borrowings under the MPLX Credit Agreement or the MPC Loan Agreement.

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
•environmental, social and governance (“ESG”) goals and targets, including those related to greenhouse gas emissions, diversity and inclusion and ESG reporting;
•our plans to achieve our ESG goals and targets and to monitor and report progress thereon;
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
•the magnitude, duration and potential resurgence of the COVID-19 pandemic and its restrictions, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus;
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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended June 30, 2021 and June 30, 2020 are shown in the chart below. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.
Other Highlights

•Announced a second quarter 2021 distribution rate of $0.6875 per common unit.
•During the second quarter of 2021, we returned $155 million to unitholders through the repurchase of 5,657,017 public common units under our unit repurchase program. As of June 30, 2021, total repurchases of $343 million have been made under the unit repurchase program since the program was launched in the fourth quarter of 2020.
•Generated net cash provided by operating activities of $1,365 million which resulted in excess cash flow after distributions to common and preferred unitholders of $481 million.

CURRENT ECONOMIC ENVIRONMENT

During the first half of 2021, we have seen improvement in the environment in which our business operates as COVID-19 impacts are beginning to subside. The increased availability of vaccinations and easing of COVID-19 restrictions has been followed by an increase in economic activity, however, we are unable to predict the potential effects a resurgence of COVID-19 may have on our financial position and results.

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

RESULTS OF OPERATIONS

The following tables and discussion are a summary of our results of operations for the three and six months ended June 30, 2021 and 2020, including a reconciliation of Adjusted EBITDA and DCF from “Net income/(loss)” and “Net cash provided by operating activities,” to the most directly comparable GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Revenues and other income:
Total revenues and other income(1)	$2,395	$2,081	$314	$4,734	$3,073	$1,661
Costs and expenses:
Cost of revenues (excludes items below)	293	315	(22)	566	683	(117)
Purchased product costs	338	87	251	614	222	392
Rental cost of sales	32	33	(1)	64	68	(4)
Rental cost of sales - related parties	23	41	(18)	62	87	(25)
Purchases - related parties	297	280	17	595	556	39
Depreciation and amortization	318	321	(3)	647	646	1
Impairment expense	42	—	42	42	2,165	(2,123)
General and administrative expenses	87	96	(9)	173	193	(20)
Other taxes	34	30	4	66	61	5
Total costs and expenses	1,464	1,203	261	2,829	4,681	(1,852)
Income/(loss) from operations	931	878	53	1,905	(1,608)	3,513
Related party interest and other financial costs	2	1	1	2	4	(2)
Interest expense, net of amounts capitalized	195	206	(11)	393	417	(24)
Other financial costs	19	16	3	46	32	14
Income/(loss) before income taxes	715	655	60	1,464	(2,061)	3,525
Provision for income taxes	—	—	—	1	—	1
Net income/(loss)	715	655	60	1,463	(2,061)	3,524
Less: Net income attributable to noncontrolling interests	9	7	2	18	15	3
Net income/(loss) attributable to MPLX LP	706	648	58	1,445	(2,076)	3,521

Adjusted EBITDA attributable to MPLX LP(2)	1,374	1,227	147	2,726	2,521	205
DCF attributable to GP and LP unitholders(2)	$1,219	$996	$223	$2,325	$2,043	$282
(1)    The three and six months ended June 30, 2021 includes $6 million of impairment expense related to equity method investments. The six months ended June 30, 2020 includes impairment expense of approximately $1.3 billion related to equity method investments.
(2)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income/(loss)	$715	$655	$60	$1,463	$(2,061)	$3,524
Provision for income taxes	—	—	—	1	—	1
Amortization of deferred financing costs	18	15	3	35	29	6
Gain on extinguishment of debt	—	—	—	(12)	—	(12)
Net interest and other financial costs	198	208	(10)	418	424	(6)
Income/(loss) from operations	931	878	53	1,905	(1,608)	3,513
Depreciation and amortization	318	321	(3)	647	646	1
Non-cash equity-based compensation	2	3	(1)	5	8	(3)
Impairment expense	42	—	42	42	2,165	(2,123)
(Income)/loss from equity method investments	(66)	(89)	23	(136)	1,095	(1,231)
Distributions/adjustments related to equity method investments	121	115	6	242	239	3
Unrealized derivative losses/(gains)(1)	36	6	30	39	(9)	48
Other	—	1	(1)	2	2	—
Adjusted EBITDA	1,384	1,235	149	2,746	2,538	208
Adjusted EBITDA attributable to noncontrolling interests	(10)	(8)	(2)	(20)	(17)	(3)
Adjusted EBITDA attributable to MPLX LP(2)	1,374	1,227	147	2,726	2,521	205
Deferred revenue impacts	40	40	—	62	63	(1)
Net interest and other financial costs	(198)	(208)	10	(418)	(424)	6
Maintenance capital expenditures	(28)	(33)	5	(46)	(67)	21
Maintenance capital expenditures reimbursements	10	6	4	17	20	(3)
Equity method investment capital expenditures paid out	(2)	(4)	2	(3)	(11)	8
Other(3)	54	(1)	55	49	3	46
DCF	1,250	1,027	223	2,387	2,105	282
Preferred unit distributions	(31)	(31)	—	(62)	(62)	—
DCF attributable to GP and LP unitholders	$1,219	$996	$223	$2,325	$2,043	$282
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
(2)     For the three months ended June 30, 2021, the L&S and G&P segments made up $947 million and $427 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the three months ended June 30, 2020, the L&S and G&P segments made up $839 million and $388 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2021, the L&S and G&P segments made up $1,843 million and $883 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2020, the L&S and G&P segments made up $1,711 million and $810 million of Adjusted EBITDA attributable to MPLX LP, respectively.
(3)     2021 includes one time impact from Refining Logistics harmonization project of $54 million.

	Six Months Ended June 30,
(In millions)	2021	2020	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$2,489	$2,114	$375
Changes in working capital items	(170)	12	(182)
All other, net	(29)	(26)	(3)
Non-cash equity-based compensation	5	8	(3)
Net (loss)/gain on disposal of assets	(1)	(1)	—
Gain on extinguishment of debt	(12)	—	(12)
Net interest and other financial costs	418	424	(6)
Current income taxes	2	1	1
Unrealized derivative losses/(gains)(1)	39	(9)	48
Other adjustments to equity method investment distributions	3	13	(10)
Other	2	2	—
Adjusted EBITDA	2,746	2,538	208
Adjusted EBITDA attributable to noncontrolling interests	(20)	(17)	(3)
Adjusted EBITDA attributable to MPLX LP(2)	2,726	2,521	205
Deferred revenue impacts	62	63	(1)
Net interest and other financial costs	(418)	(424)	6
Maintenance capital expenditures	(46)	(67)	21
Maintenance capital expenditures reimbursements	17	20	(3)
Equity method investment capital expenditures paid out	(3)	(11)	8
Other(3)	49	3	46
DCF	2,387	2,105	282
Preferred unit distributions	(62)	(62)	—
DCF attributable to GP and LP unitholders	$2,325	$2,043	$282
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
(2)     For the six months ended June 30, 2021, the L&S and G&P segments made up $1,843 million and $883 million of Adjusted EBITDA attributable to MPLX LP, respectively. For the six months ended June 30, 2020, the L&S and G&P segments made up $1,711 million and $810 million of Adjusted EBITDA attributable to MPLX LP, respectively.
(3)     2021 includes one time impact from Refining Logistics harmonization project of $54 million.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Total revenues and other income increased $314 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in all of the G&P regions of approximately $225 million and an increase in volume in the Southwest and Marcellus of $44 million. There were also increased pipeline volumes of $107 million, increased revenue from terminal throughput of $40 million and increased terminal storage fees and additional refining logistics fees associated with increased storage capacity and annual fee escalations. These increases were partially offset by decreases in marine transportation fees of $27 million, pipeline tariff rates of $27 million, a decrease of $43 million from the Wholesale Exchange, and the Javelina divestiture in the Southwest.

Cost of revenues decreased $22 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange, as well as to lower repairs, maintenance and operating costs in the Marcellus and Southwest and lower project-related spend, both as a result of cost reduction initiatives. These decreases were partially offset by higher prices in the Rockies and costs incurred to decommission assets in the Southwest.

Purchased product costs increased $251 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to an increase of $30 million related to an increase in unrealized derivative losses in the current year, higher prices of $166 million in the Southwest and Southern Appalachia and higher volumes of $55 million in the Southwest.

Rental cost of sales - related parties decreased $18 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties.

Purchases - related parties increased $17 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above.

Impairment expense increased $42 million in the second quarter of 2021 compared to the same period of 2020. This was primarily related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

General and administrative expenses decreased $9 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Total revenues and other income increased $1,661 million in the first six months of 2021 compared to the same period of 2020. This increase was primarily due to impairments recorded in the first quarter of 2020 of $1,264 million. Impairments were recognized related to our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C. The remaining $397 million increase is primarily due to higher product related revenue due to higher prices in all G&P regions of approximately $416 million, increased volumes in the Southwest and Marcellus of $37 million, increased pipeline volumes of $101 million and increased revenue from terminal throughput of $44 million. There were also increases related to increased terminal storage fees, refining logistics fee escalations and higher fees from contracts in the Marcellus and Southern Appalachia. These increases were partially offset by decreases related to the Wholesale Exchange of $84 million, lower pipeline tariff rates of $12 million, lower marine transportation fees of $53 million and lower volume deficiency payments of $9 million. In addition, lower fees from lower volumes associated with impacts related to severe weather in the Southwest, the Javelina divestiture as well as lower fees from lower volumes in the Bakken, also resulted in a decrease of $47 million.

Cost of revenues decreased $117 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange as well as lower repairs, maintenance and operating costs, and lower project-related spend, both as a result of cost reduction initiatives. These decreases were partially offset by higher prices in the Rockies and costs incurred to decommission assets in the Southwest.

Purchased product costs increased $392 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to an increase of $48 million related to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year, higher prices of $304 million in the Southwest and Southern Appalachia and higher volumes of $40 million in the Southwest.

Rental cost of sales - related parties decreased $25 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to lower operating costs as well as decreased project spend from overall cost reduction initiatives. In addition, modifications to lease contracts resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties.

Purchases - related parties increased $39 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above. In addition, higher prices in the Rockies and higher employee related costs also contributed to the increase.

Impairment expense decreased $2,123 million in the first six months of 2021 compared to the same period of 2020. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which reduced production growth forecasts from our producer customers. This decrease was partially offset by an impairment recorded during the second quarter of 2021 related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

General and administrative expenses decreased $20 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives as well as decreased other miscellaneous expenses.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and six months ended June 30, 2021 and 2020.

L&S Segment

Second Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Service revenue	$992	$931	$61	$1,945	$1,935	$10
Rental income	176	246	(70)	425	488	(63)
Product related revenue	4	21	(17)	8	40	(32)
Sales-type lease revenue	136	38	98	173	76	97
Income from equity method investments	35	40	(5)	71	90	(19)
Other income	16	14	2	31	27	4
Total segment revenues and other income	1,359	1,290	69	2,653	2,656	(3)
Cost of revenues	143	190	(47)	287	428	(141)
Purchases - related parties	228	211	17	443	410	33
Depreciation and amortization	136	138	(2)	283	276	7
General and administrative expenses	46	52	(6)	92	104	(12)
Other taxes	19	18	1	38	34	4
Segment income from operations	787	681	106	1,510	1,404	106
Depreciation and amortization	136	138	(2)	283	276	7
Income from equity method investments	(35)	(40)	5	(71)	(90)	19
Distributions/adjustments related to equity method investments	58	57	1	116	114	2
Non-cash equity-based compensation	1	2	(1)	3	5	(2)
Other	—	1	(1)	2	2	—
Segment adjusted EBITDA(1)	947	839	108	1,843	1,711	132

Capital expenditures	76	108	(32)	135	292	(157)
Investments in unconsolidated affiliates	$13	$74	$(61)	$22	$128	$(106)
(1)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Service revenue increased $61 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to increased pipeline volumes of $107 million, increased revenue from terminal throughput of $40 million and other miscellaneous increases. These increases were partially offset by a $27 million decrease in marine transportation fees, a $23 million decrease due to the Wholesale Exchange, a decrease of $27 million due to lower pipeline tariffs, as well as a decrease of $12 million from the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Rental income decreased $70 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts. The net decreases due to reclassifications were offset by increased terminal storage fees as well as additional refining logistics fees associated with increased storage capacity and annual fee escalations.

Product related revenue decreased $17 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange.

Sales-type lease revenue - related parties increased $98 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Cost of revenues decreased $47 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange and lower project-related spend as a result of cost reduction initiatives. In addition, modifications to lease contracts resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties, which is included in the decrease being explained here.

Purchases - related parties increased $17 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above.

General and administrative expenses decreased $6 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Service revenue increased $10 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to increased pipeline volumes of $101 million, increased revenue from terminal throughput of $44 million. These increases were partially offset by a $53 million decrease in marine transportation fees, a $9 million decrease in volume deficiency payments, a $48 million decrease due to the Wholesale Exchange, a decrease of $12 million from lower pipeline tariffs, and a decrease of $12 million due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Rental income decreased $63 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts. The net decreases due to reclassifications were offset by increased terminal storage fees as well as additional refining logistics fees associated with increased storage capacity and annual fee escalations.

Product related revenue decreased $32 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange.

Sales-type lease revenue - related parties increased $97 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Income from equity method investments decreased $19 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to decreased throughput volumes on MarEn Bakken Company LLC and Illinois Extension Pipeline Company L.L.C. and due to financing related expenses from Whistler Pipeline LLC. These decreases were partially offset by increased volume from LOOP LLC and Explorer Pipeline Company.

Cost of revenues decreased $141 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange and lower project-related spend as a result of cost reduction initiatives. In addition, modifications to lease contracts resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties, which is included in the decrease being explained here.

Purchases - related parties increased $33 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above. In addition, higher employee related costs also contributed to the increase.

Depreciation and amortization increased $7 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to accelerated depreciation related to assets at an indefinitely idled MPC refinery, as well as property, plant and equipment placed in service in the second half of 2020 and the first half of 2021.

General and administrative expenses decreased $12 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

G&P Segment
Second Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Service revenue	$493	$489	$4	$1,001	$1,025	$(24)
Rental income	91	89	2	183	177	6
Product related revenue	407	151	256	804	373	431
Income/(loss) from equity method investments(1)	31	49	(18)	65	(1,185)	1,250
Other income	14	13	1	28	27	1
Total segment revenues and other income	1,036	791	245	2,081	417	1,664
Cost of revenues	205	199	6	405	410	(5)
Purchased product costs	338	87	251	614	222	392
Purchases - related parties	69	69	—	152	146	6
Depreciation and amortization	182	183	(1)	364	370	(6)
Impairment expense	42	—	42	42	2,165	(2,123)
General and administrative expenses	41	44	(3)	81	89	(8)
Other taxes	15	12	3	28	27	1
Segment income/(loss) from operations	144	197	(53)	395	(3,012)	3,407
Depreciation and amortization	182	183	(1)	364	370	(6)
Impairment expense	42	—	42	42	2,165	(2,123)
(Income)/loss from equity method investments	(31)	(49)	18	(65)	1,185	(1,250)
Distributions/adjustments related to equity method investments	63	58	5	126	125	1
Unrealized derivative losses/(gains)(2)	36	6	30	39	(9)	48
Non-cash equity-based compensation	1	1	—	2	3	(1)
Adjusted EBITDA attributable to noncontrolling interests	(10)	(8)	(2)	(20)	(17)	(3)
Segment Adjusted EBITDA(3)	427	388	39	883	810	73

Capital expenditures	36	110	(74)	66	244	(178)
Investments in unconsolidated affiliates	$36	$57	$(21)	$62	$94	$(32)
(1)     Includes impairment expense of $6 million for the three and six months ended June 30, 2021 and $1,264 million for the six months ended June 30, 2020.
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

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Product related revenue increased $256 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in all of the regions of approximately $225 million and an increase in volume in the Southwest and Marcellus of $44 million. This was partially offset by lower volumes in the Southwest and Rockies of $12 million, mainly due to the Javelina divestiture in the Southwest.

Income from equity method investments decreased $18 million in the second quarter of 2021 compared to the same period of 2020. This decrease was driven by lower volumes at our joint ventures in the Utica region, lower volumes and higher prices at Centrahoma Processing LLC and an asset impairments recognized within our Three Rivers Gathering LLC joint venture. These decreases were partially offset by higher volumes at our MarkWest Torñado GP, L.L.C. joint venture.

Cost of revenues increased $6 million in the second quarter of 2021 compared to the same period of 2020. This increase is attributable to higher prices of $7 million in the Rockies and costs incurred to decommission assets in the Southwest, partially offset by lower repairs, maintenance and operating costs in the Marcellus and Southwest as a result of cost reduction initiatives.

Purchased product costs increased $251 million in the second quarter of 2021 compared to the same period of 2020. This was primarily due to an increase of $30 million related to an increase in unrealized derivative losses in the current year, higher prices of $166 million in the Southwest and Southern Appalachia and higher volumes of $55 million in the Southwest.

Impairment expense increased $42 million in the second quarter of 2021 compared to the same period of 2020. This was primarily related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Service revenue decreased $24 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to lower fees from lower volumes in the Southwest and Bakken of $26 million, which includes impacts related to severe weather in the Southwest, partially offset by an increase in prices in the Bakken.

Rental income increased $6 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to higher fees related to contracts in the Marcellus and Southern Appalachia.

Product related revenue increased $431 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to higher prices in all of the regions of approximately $416 million and an increase in volume in the Southwest and Marcellus of $37 million, partially offset by lower volumes in the Rockies, impacts related to severe weather in the Southwest and the impact related to the Javelina divestiture, all which resulted in a decrease of $21 million.

Income from equity method investments increased $1,250 million in the first six months of 2021 compared to the same period of 2020. This increase was driven by impairments recorded in the first quarter of 2020 of $1,264 million. Impairments were recognized related to our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C. Also contributing to the increase was higher volumes associated with our Sherwood Midstream LLC, Ohio Condensate Company and MarkWest Torñado GP, L.L.C. joint ventures. These increases were partially offset by lower volumes at our joint ventures in the Utica region, lower volumes and higher prices at Centrahoma Processing LLC and an asset impairment recognized within our Three Rivers Gathering LLC joint venture.

Purchased product costs increased $392 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to an increase of $48 million related to unrealized derivative gains in the prior year compared to unrealized derivative losses in the current year, higher prices of $304 million in the Southwest and Southern Appalachia and higher volumes of $40 million in the Southwest.

Purchases - related parties increased $6 million in the first six months of 2021 compared to the same period of 2020. This was primarily due to higher prices of $13 million in the Rockies partially offset by lower employee related costs.

Depreciation and amortization decreased $6 million in the first six months of 2021 compared to the same period of 2020 primarily due to the impairment of intangible assets and property, plant and equipment during the first quarter of 2020 which has resulted in less depreciation expense in the current period when compared to prior periods, partially offset by property, plant and equipment placed in service in the second half of 2020 and the first half of 2021.

Impairment expense decreased $2,123 million in the first six months of 2021 compared to the same period of 2020. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which reduced production growth forecasts from our producer customers. This decrease was partially offset by an impairment recorded during the second quarter of 2021 related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

General and administrative expenses decreased $8 million in the first six months of 2021 compared to the same period of 2020 due to lower employee related costs.

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

OPERATING DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,475	2,733	3,379	2,971
Product pipelines	2,103	1,586	1,981	1,746
Total pipelines	5,578	4,319	5,360	4,717

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.95	$0.99	$0.95	$0.96
Product pipelines	0.77	0.84	0.78	0.81
Total pipelines	$0.88	$0.94	$0.89	$0.90

Terminal throughput (mbpd)	2,986	2,420	2,801	2,693

Marine Assets (number in operation)(2)
Barges	299	305	299	305
Towboats	23	23	23	23

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,300	1,300	1,385	1,385
Utica Operations	—	1,531	—	1,903
Southwest Operations	1,356	1,496	1,365	1,393
Bakken Operations	155	155	126	126
Rockies Operations	442	595	495	683
Total gathering throughput	3,253	5,077	3,371	5,490

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,155	5,605	4,112	5,516
Utica Operations	—	499	—	585
Southwest Operations	1,326	1,461	1,412	1,510
Southern Appalachian Operations	224	224	223	223
Bakken Operations	154	154	126	126
Rockies Operations	429	429	516	516
Total natural gas processed	6,288	8,372	6,389	8,476

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	477	477	464	464
Utica Operations(5)	—	27	—	31
Southwest Operations	—	—	13	13
Southern Appalachian Operations(6)	12	12	12	12
Bakken Operations	25	25	19	19
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(7)	518	545	512	543

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,299	1,299	1,402	1,402
Utica Operations	—	1,549	—	1,852
Southwest Operations	1,364	1,472	1,461	1,497
Bakken Operations	150	150	141	141
Rockies Operations	457	611	544	729
Total gathering throughput	3,270	5,081	3,548	5,621

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,201	5,641	4,155	5,519
Utica Operations	—	506	—	616
Southwest Operations	1,311	1,414	1,530	1,595
Southern Appalachian Operations	226	226	233	233
Bakken Operations	149	149	141	141
Rockies Operations	435	435	528	528
Total natural gas processed	6,322	8,371	6,587	8,632

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	483	483	460	460
Utica Operations(5)	—	28	—	33
Southwest Operations	4	4	14	14
Southern Appalachian Operations(6)	11	11	12	12
Bakken Operations	22	22	25	25
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(7)	524	552	515	548

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.97	$1.76	$2.85	$1.81
C2 + NGL Pricing ($ per gallon)(8)	$0.75	$0.34	$0.74	$0.37
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
(6)     Includes NGLs fractionated for the Marcellus Operations and Utica Operations.
(7)     Purity ethane makes up approximately 190 mbpd and 193 mbpd of total MPLX Operated, fractionated products for the three months ended June 30, 2021 and 2020, respectively, and approximately 195 mbpd and 191 mbpd of total fractionated products for the six months ended June 30, 2021 and 2020, respectively. Purity ethane makes up approximately 185 mbpd and 186 mbpd of total MPLX LP consolidated, fractionated products for the three months ended June 30, 2021 and 2020, respectively, and approximately 190 mbpd and 184 mbpd of total fractionated products for the six months ended June 30, 2021 and 2020, respectively.
(8)     C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents were $8 million at June 30, 2021 and $15 million at December 31, 2020. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$2,489	$2,114
Investing activities	(245)	(777)
Financing activities	(2,251)	(1,285)
Total	$(7)	$52

Net cash provided by operating activities increased $375 million in the first six months of 2021 compared to the first six months of 2020, primarily due to an increase in net income adjusted for non-cash items.

Net cash used in investing activities decreased $532 million in the first six months of 2021 compared to the first six months of 2020, primarily due to decreased spending related to the capital budget and decreased contributions to equity method investments.

Financing activities were a $2,251 million use of cash in the first six months of 2021 compared to a $1,285 million use of cash in the first six months of 2020. The primary reason for the increase in the use of cash was due to the return of capital to unitholders through the unit repurchase program as well as net repayments on long-term debt in the current year compared to net borrowings on long-term debt in the prior year.

Free Cash Flow

The following table provides a reconciliation of FCF and excess/deficit cash flow from net cash provided by operating activities for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net cash provided by operating activities	$1,365	$1,105	$2,489	$2,114
Adjustments to reconcile net cash provided by operating activities to free cash flow
Net cash used in investing activities	(155)	(415)	(245)	(777)
Contributions from MPC	10	6	17	20
Distributions to noncontrolling interests	(10)	(8)	(20)	(17)
Free cash flow	1,210	688	2,241	1,340
Distributions to common and preferred unitholders	(729)	(749)	(1,483)	(1,507)
Excess (deficit) cash flow	$481	$(61)	$758	$(167)

Debt and Liquidity Overview

On January 15, 2021, MPLX redeemed $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, at 102.625 percent of the principal amount.

Our outstanding borrowings at June 30, 2021 and December 31, 2020 consist of the following:

(In millions)	June 30, 2021	December 31, 2020
MPLX LP:
Bank revolving credit facility	$—	$175
Floating rate senior notes	1,000	1,000
Fixed rate senior notes	18,532	19,240
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	87
Financing lease obligations	9	11
Total	19,609	20,536
Unamortized debt issuance costs	(109)	(116)
Unamortized discount/premium	(265)	(281)
Amounts due within one year	(1)	(764)
Total long-term debt due after one year	$19,234	$19,375

Our intention is to maintain an investment-grade credit profile. As of June 30, 2021, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2021, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.7 to 1.0.

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

Our liquidity totaled $4.5 billion at June 30, 2021 consisting of:

	June 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$—	$3,500
MPC Loan Agreement	1,500	(493)	1,007
Total liquidity	$5,000	$(493)	4,507
Cash and cash equivalents			8
Total liquidity			$4,515
(1)     Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under the MPC Loan Agreement, the MPLX Credit Agreement and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. We may also, from time to time, repurchase notes or preferred shares in the open market, in privately negotiated transactions or otherwise in such volumes, at market prices and upon such other terms as we deem appropriate. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

On August 4, 2021, MPLX announced the intent to provide notice of the redemption of all of the $1 billion outstanding aggregate principal amount of MPLX's LIBOR plus 1.1 percent per annum floating rate senior notes due September 9, 2022. The notes are expected to be redeemed on September 3, 2021, at a price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. MPLX expects to fund the redemption amount with a combination of cash on hand and borrowings under the MPLX Credit Agreement or the MPC Loan Agreement.

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through June 30, 2021:

(In units)
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	183,111
Units redeemed in Unit Repurchase Program	(11,929,998)
Balance at June 30, 2021	1,027,031,091

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $270 million per quarter, or $1,078 million per year, based on the number of common units outstanding at June 30, 2021. On July 27, 2021, we announced the board of directors of our general partner had declared a distribution of $0.6875 per unit that will be paid on August 13, 2021 to unitholders of record on August 6, 2021. This is consistent with the prior quarter distribution. This rate will also be received by Series A preferred unitholders. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. Accordingly, a cash distribution payment totaling $21 million will be paid to Series B unitholders on August 16, 2021.

The allocation of total quarterly cash distributions is as follows for the three and six months ended June 30, 2021 and 2020. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2021	2020	2021	2020
Distribution declared:
Limited partner units - public	$260	$270	$522	$540
Limited partner units - MPC	445	445	890	903
Total LP distribution declared	705	715	1,412	1,443
Series A preferred units	21	21	41	41
Series B preferred units	10	10	21	21
Total distribution declared	736	746	1,474	1,505

Cash distributions declared per limited partner common unit	$0.6875	$0.6875	$1.3750	$1.3750

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

Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2021	2020
Capital expenditures:
Growth capital expenditures	$155	$469
Growth capital reimbursements	—	—
Investments in unconsolidated affiliates	84	222
Return of capital	—	(110)
Capitalized interest	(10)	(23)
Total growth capital expenditures	229	558
Maintenance capital expenditures	46	67
Maintenance capital reimbursements	(17)	(20)
Total maintenance capital expenditures	29	47

Total growth and maintenance capital expenditures	258	605
Investments in unconsolidated affiliates(1)	(84)	(222)
Return of capital(1)	—	110
Growth and maintenance capital reimbursements(2)	17	20
Decrease in capital accruals	34	172
Capitalized interest	10	23
Additions to property, plant and equipment, net(1)	$235	$708
(1)    Investments in unconsolidated affiliates, return of capital and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)     Growth and maintenance capital reimbursements are included in the “Contributions from MPC” line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of June 30, 2021, our contractual cash obligations included long-term debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2021, our third-party long-term debt obligations decreased by $925 million, primarily due to the redemption of $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025 discussed above as well as net repayments on the MPLX Credit Agreement, partially offset by increased borrowings on the MPC Loan Agreement. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2020.

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

TRANSACTIONS WITH RELATED PARTIES

At June 30, 2021, MPC owned our non-economic general partnership interest and held approximately 63 percent of our outstanding common units.

Excluding revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third-party revenues for accounting purposes and excluding losses for impairment of equity method investments, MPC accounted for 47 percent and 54 percent of our total revenues and other income for the second quarter of 2021 and 2020, respectively. We provide crude oil and product pipeline transportation services based on regulated tariff rates and storage services and inland marine transportation based on contracted rates.

Of our total costs and expenses, excluding impairment expense, MPC accounted for 27 percent and 32 percent for the second quarter of 2021 and 2020, respectively. MPC performed certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.

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

As of June 30, 2021, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2021, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2021, we did not have any open financial derivative instruments to economically hedge the risks related to interest rate fluctuations or commodity derivative instruments to economically hedge the risks related to the volatility of commodity prices; however, we continually monitor the market and our exposure and may enter into these arrangements in the future. While there is a risk related to changes in fair value of derivative instruments we may enter into, such risk is mitigated by price or rate changes related to the underlying commodity or financial transaction.

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2021 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2020.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of June 30, 2021 and December 31, 2020, the estimated fair value of this contract was a liability of $102 million and $63 million, respectively.

Open Derivative Positions and Sensitivity Analysis

As of June 30, 2021, we have no open commodity derivative contracts. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair value as of June 30, 2021(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2021(3)
Long-term debt (including amounts due within one year)
Fixed-rate	$20,838	$1,953	N/A
Variable-rate	$1,000	$12	$7
(1) Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2) Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2021.
(3) Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2021.

At June 30, 2021, our portfolio of long-term debt consisted of fixed-rate instruments and variable-rate instruments including fixed rate senior notes, floating rate senior notes and our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit facility, but may affect our results of operations and cash flows. As of June 30, 2021, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these agreements in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K.

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

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. On May 21, 2021, the D.D.C. denied a renewed request for an injunction. On June 22, 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against Dakota Access. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. The pipeline remains operational.

If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended June 30, 2021, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
4/01/2021-4/30/2021	3,150,876	$26.33	3,150,876	$728,744,780
5/01/2021-5/31/2021	1,599,083	$28.19	1,599,083	$683,673,593
6/01/2021-6/30/2021	907,058	$29.74	907,058	$656,695,049
Total	5,657,017	$27.40	5,657,017

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

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	First Amendment to the Terminal Services Agreement, dated as of April 30, 2021, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.2	Second Amendment to the Terminal Services Agreement, dated as of May 30, 2021, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 4, 2021	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)