Form 10-Q
period 2021-09-30
MPLX LP
filed 2021-11-02
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

MPLX LP had 1,019,863,638 common units outstanding at October 29, 2021.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 U.S. gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
G&P	Gathering and Processing segment
LIBOR	London Interbank Offered Rate
L&S	Logistics and Storage segment
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
Realized derivative gain/loss	The gain or loss recognized when a derivative matures or is settled
SEC	U.S. Securities and Exchange Commission
Unrealized derivative gain/loss	The gain or loss recognized on a derivative due to changes in fair value prior to the instrument maturing or settling
VIE	Variable interest entity
Wholesale Exchange	The transfer to MPC of the Western wholesale distribution business, which MPLX acquired as a result of its acquisition of ANDX, on July 31, 2020.

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2021	2020	2021	2020
Revenues and other income:
Service revenue	$600	$604	$1,767	$1,779
Service revenue - related parties	902	909	2,681	2,694
Service revenue - product related	82	41	235	102
Rental income	88	102	286	296
Rental income - related parties	164	241	574	712
Product sales	448	165	1,034	454
Product sales - related parties	26	37	99	100
Sales-type lease revenue - related parties	132	38	305	114
Income/(loss) from equity method investments(1)	92	83	228	(1,012)
Other income (loss)	(2)	2	2	5
Other income - related parties	27	25	82	76
Total revenues and other income	2,559	2,247	7,293	5,320
Costs and expenses:
Cost of revenues (excludes items below)	298	323	864	1,006
Purchased product costs	421	152	1,035	374
Rental cost of sales	33	33	97	101
Rental cost of sales - related parties	24	32	86	119
Purchases - related parties	307	297	902	853
Depreciation and amortization	324	346	971	992
Impairment expense	—	—	42	2,165
General and administrative expenses	94	96	267	289
Restructuring expenses	—	36	—	36
Other taxes	27	33	93	94
Total costs and expenses	1,528	1,348	4,357	6,029
Income/(loss) from operations	1,031	899	2,936	(709)
Related party interest and other financial costs	2	—	4	4
Interest expense (net of amounts capitalized of $2 million, $8 million, $12 million and $31 million respectively)	197	207	590	624
Other financial costs	21	17	67	49
Income/(loss) before income taxes	811	675	2,275	(1,386)
Provision for income taxes	—	1	1	1
Net income/(loss)	811	674	2,274	(1,387)
Less: Net income attributable to noncontrolling interests	9	9	27	24
Net income/(loss) attributable to MPLX LP	802	665	2,247	(1,411)
Less: Series A preferred unitholders interest in net income	38	20	79	61
Less: Series B preferred unitholders interest in net income	10	10	31	31
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$754	$635	$2,137	$(1,503)
Per Unit Data (See Note 7)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$0.74	$0.61	$2.07	$(1.43)
Common - diluted	$0.74	$0.61	$2.07	$(1.43)
Weighted average limited partner units outstanding:
Common - basic	1,024	1,046	1,030	1,054
Common - diluted	1,025	1,047	1,030	1,054

(1)     The nine months ended September 30, 2021 and September 30, 2020 include $6 million and $1,264 million of impairment expense, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income/(loss)	$811	$674	$2,274	$(1,387)
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	(2)	(1)
Comprehensive income/(loss)	811	674	2,272	(1,388)
Less comprehensive income attributable to:
Noncontrolling interests	9	9	27	24
Comprehensive income/(loss) attributable to MPLX LP	$802	$665	$2,245	$(1,412)

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$39	$15
Receivables, net	617	452
Current assets - related parties	645	677
Inventories	141	118
Assets held for sale	20	188
Other current assets	54	65
Total current assets	1,516	1,515
Equity method investments	4,001	4,036
Property, plant and equipment, net	20,158	21,218
Intangibles, net	864	959
Goodwill	7,657	7,657
Right of use assets, net	282	309
Noncurrent assets - related parties	1,160	672
Other noncurrent assets	61	48
Total assets	35,699	36,414
Liabilities
Current liabilities:
Accounts payable	177	152
Accrued liabilities	332	194
Current liabilities - related parties	1,706	356
Accrued property, plant and equipment	66	84
Long-term debt due within one year	1	764
Accrued interest payable	188	222
Operating lease liabilities	61	63
Liabilities held for sale	—	101
Other current liabilities	190	150
Total current liabilities	2,721	2,086
Long-term deferred revenue	366	314
Long-term liabilities - related parties	297	283
Long-term debt	18,253	19,375
Deferred income taxes	11	12
Long-term operating lease liabilities	220	244
Deferred credits and other liabilities	155	115
Total liabilities	22,023	22,429
Commitments and contingencies (see Note 19)
Series A preferred units	986	968
Equity
Common unitholders - public (374 million and 391 million units issued and outstanding)	8,919	9,384
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	2,944	2,792
Series B preferred units (.6 million and .6 million units issued and outstanding)	601	611
Accumulated other comprehensive loss	(17)	(15)
Total MPLX LP partners’ capital	12,447	12,772
Noncontrolling interests	243	245
Total equity	12,690	13,017
Total liabilities, preferred units and equity	$35,699	$36,414

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Increase/(decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net income/(loss)	$2,274	$(1,387)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of deferred financing costs	53	44
Depreciation and amortization	971	992
Impairment expense	42	2,165
Deferred income taxes	(1)	(1)
Loss on disposal of assets	4	1
(Income)/loss from equity method investments(1)	(228)	1,012
Distributions from unconsolidated affiliates	361	350
Changes in:
Current receivables	(162)	69
Inventories	(22)	(8)
Fair value of derivatives	41	1
Current accounts payable and accrued liabilities	166	(27)
Current assets/current liabilities - related parties	94	36
Right of use assets/operating lease liabilities	2	(2)
Deferred revenue	65	85
All other, net	11	6
Net cash provided by operating activities	3,671	3,336
Investing activities:
Additions to property, plant and equipment	(374)	(982)
Disposal of assets	77	54
Investments in unconsolidated affiliates	(116)	(244)
Distributions from unconsolidated affiliates - return of capital	36	112
Net cash used in investing activities	(377)	(1,060)
Financing activities:
Long-term debt - borrowings	3,000	5,990
- repayments	(4,946)	(5,372)
Related party debt - borrowings	6,571	4,870
- repayments	(5,201)	(5,464)
Debt issuance costs	—	(23)
Unit repurchases	(465)	—
Distributions to noncontrolling interests	(29)	(26)
Distributions to Series A preferred unitholders	(61)	(61)
Distributions to Series B preferred unitholders	(41)	(41)
Distributions to unitholders and general partner	(2,126)	(2,162)
Contributions from MPC	31	34
All other, net	(3)	(8)
Net cash used in financing activities	(3,270)	(2,263)
Net increase in cash, cash equivalents and restricted cash	24	13
Cash, cash equivalents and restricted cash at beginning of period	15	15
Cash, cash equivalents and restricted cash at end of period	$39	$28

(1)     The nine months ended September 30, 2021 and September 30, 2020 include $6 million and $1,264 million of impairment expense, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2019	$10,800	$4,968	$611	$(15)	$249	$16,613
Net (loss)/income (excludes amounts attributable to Series A preferred units)	(1,022)	(1,733)	11	—	8	(2,736)
Distributions to:
Unitholders	(271)	(446)	(21)	—	—	(738)
Noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from:
MPC	—	225	—	—	—	225
Other	2	—	—	(1)	—	1
Balance at March 31, 2020	9,509	3,014	601	(16)	248	13,356
Net income (excludes amounts attributable to Series A preferred units)	229	388	10	—	7	634
Distributions to:
Unitholders	(270)	(458)	—	—	—	(728)
Noncontrolling interests	—	—	—	—	(8)	(8)
Contributions from:
MPC	—	6	—	—	—	6
Other	1	1	—	—	—	2
Balance at June 30, 2020	9,469	2,951	611	(16)	247	13,262
Net income (excludes amounts attributable to Series A preferred units)	236	399	10	—	9	654
Distributions to:
Unitholders	(271)	(445)	(20)	—	—	(736)
Noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from:
MPC	—	13	—	—	—	13
Wholesale Exchange	—	(90)	—	—	—	(90)
Other	2	(1)	—	—	—	1
Balance at September 30, 2020	$9,436	$2,827	$601	$(16)	$247	$13,095
The accompanying notes are an integral part of these consolidated financial statements.

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total

Balance at December 31, 2020	$9,384	$2,792	$611	$(15)	$245	$13,017
Net income (excludes amounts attributable to Series A preferred units)	266	443	11	—	9	729
Unit Repurchases	(155)	—	—	—	—	(155)
Distributions to:
Unitholders	(269)	(445)	(21)	—	—	(735)
Noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from:
MPC	—	7	—	—	—	7
Other	—	(1)	—	(2)	—	(3)
Balance at March 31, 2021	9,226	2,796	601	(17)	244	12,850
Net income (excludes amounts attributable to Series A preferred units)	251	423	10	—	9	693
Unit Repurchases	(155)	—	—	—	—	(155)
Distributions to:
Unitholders	(262)	(445)	—	—	—	(707)
Noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from:
MPC	—	122	—	—	—	122
Other	1	1	—	—	—	2
Balance at June 30, 2021	9,061	2,897	611	(17)	243	12,795
Net income (excludes amounts attributable to Series A preferred units)	278	476	10	—	9	773
Unit Repurchases	(160)	—	—	—	—	(160)
Distributions to:
Unitholders	(261)	(445)	(20)	—	—	(726)
Noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from:
MPC	—	16	—	—	—	16
Other	1	—	—	—	—	1
Balance at September 30, 2021	$8,919	$2,944	$601	$(17)	$243	$12,690

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business – MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. We are engaged in the transportation, storage, marketing and distribution of crude oil, asphalt and refined petroleum products; the gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil, asphalt and refined petroleum products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 9 for additional information regarding the operations and results of these segments.

Impairments – Through the first nine months of 2021, we continued to see improvements in the environment in which our business operates as COVID-19 impacts continue to subside. The increased availability of vaccinations and easing of COVID-19 restrictions has been followed by an increase in economic activity despite the recent resurgence in COVID-19. We are unable to predict the long-term impacts COVID-19 may have on our financial position and results.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Recently Adopted

We did not adopt any ASUs during the first nine months of 2021 that are expected to have a material impact to our financial statements or financial statement disclosures.

3. Acquisitions and Dispositions

Sale of Javelina Assets and Liabilities

On February 12, 2021, MarkWest Energy Operating Company, L.L.C., (“MarkWest Energy”) a wholly owned subsidiary of MPLX, completed the sale of all of MarkWest Energy’s equity interests in MarkWest Javelina Company L.L.C., MarkWest Javelina Pipeline Company L.L.C., and MarkWest Gas Services L.L.C. (collectively, “Javelina”) pursuant to the terms of an Equity Purchase Agreement entered into with a third party on December 23, 2020. The agreement included adjustments for working capital as well as an earnout provision based on the performance of the assets. No gain or loss was recorded on the sale. The estimated value of the earnout provision was recorded as a contingent asset shown within “Other noncurrent assets” on the Consolidated Balance Sheets as of September 30, 2021. Javelina’s assets and liabilities sold are shown on the Consolidated Balance Sheets as “Assets held for sale” and “Liabilities held for sale” for the year ended December 31, 2020. Prior to the sale, Javelina was reported within the G&P segment.

Wholesale Exchange

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC (“WRW”) in exchange for the redemption of MPLX common units held by WRSW. The transaction effected the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of Andeavor Logistics LP (“ANDX”). Per the terms of the Redemption Agreement, MPLX redeemed 18,582,088 common units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. MPLX canceled the Redeemed Units immediately following the Wholesale Exchange. The carrying value of the net assets of WRW transferred to MPC was approximately $90 million as of July 31, 2020, resulting in $250 million being recorded to “Common Unit-holder MPC” within the Consolidated Statements of Equity, netted against the fair value of the Redeemed Units. Included within the $90 million carrying value of the WRW net assets was approximately $65 million of goodwill. These financial statements include the results of WRW through July 31, 2020.

4. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	September 30,	September 30,	December 31,
(In millions, except ownership percentages)	2021	2021	2020
L&S
MarEn Bakken Company LLC(1)	25%	$457	$465
Illinois Extension Pipeline Company, L.L.C.	35%	253	254
LOOP LLC	41%	268	252
Andeavor Logistics Rio Pipeline LLC(2)	67%	188	194
Minnesota Pipe Line Company, LLC	17%	184	188
Whistler Pipeline LLC(2)	38%	146	185
Explorer Pipeline Company	25%	68	72
W2W Holdings LLC(2)(3)	50%	66	72
Other(2)		115	103
Total L&S		1,745	1,785
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	682	698
Sherwood Midstream LLC(2)	50%	548	557
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	335	307
MarkWest Torñado GP, L.L.C.(2)	60%	223	188
Rendezvous Gas Services, L.L.C.(2)	78%	151	159
Sherwood Midstream Holdings LLC(2)	51%	138	148
Centrahoma Processing LLC	40%	132	145
Other(2)		47	49
Total G&P		2,256	2,251
Total		$4,001	$4,036
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
(3)    Through our ownership interest in W2W Holdings LLC, we have a 15 percent equity interest in Wink to Webster Pipeline LLC.

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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of September 30, 2021, MPLX has a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2021.

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

Summarized financial information for MPLX’s equity method investments for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30, 2021
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$565	$940	$1,505
Costs and expenses	350	427	777
Income from operations	215	513	728
Net income	172	449	621
Income from equity method investments(1)	$120	$108	$228
(1)    Includes impairment expense of $6 million.

	Nine Months Ended September 30, 2020
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$132	$933	$1,065
Costs and expenses	308	405	713
(Loss)/income from operations	(176)	528	352
Net (loss)/income	(230)	477	247
(Loss)/income from equity method investments(1)	$(1,138)	$126	$(1,012)
(1)    Includes impairment expense of $1,264 million.

Summarized balance sheet information for MPLX’s equity method investments as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021
(In millions)	VIEs	Non-VIEs	Total
Current assets	$328	$444	$772
Noncurrent assets	7,426	4,907	12,333
Current liabilities	216	254	470
Noncurrent liabilities	$2,448	$873	$3,321

	December 31, 2020
(In millions)	VIEs	Non-VIEs	Total
Current assets	$530	$318	$848
Noncurrent assets	6,889	4,997	11,886
Current liabilities	323	187	510
Noncurrent liabilities	$1,904	$830	$2,734

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

Related Party Loan

MPLX is party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The loan agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 15. Activity on the MPC Loan Agreement was as follows:

(In millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Borrowings	$6,571	$6,264
Average interest rate of borrowings	1.345%	2.278%
Repayments	$5,201	$6,858
Outstanding balance at end of period(1)	$1,370	$—
(1)     Included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

Related Party Revenue

Related party sales to MPC consist of crude oil and refined products pipeline and trucking transportation services based on tariff/contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also includes revenue related to volume deficiency credits.

Certain product sales to MPC net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2021, these sales totaled $203 million and $548 million, respectively. For the three and nine months ended September 30, 2020, these sales totaled $107 million and $332 million, respectively.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. These agreements are classified as “Other income - related parties” on the Consolidated Statements of Income.

Related Party Expenses

MPC charges MPLX for executive management services and certain general and administrative services that MPC provides to MPLX under the terms of our omnibus agreements (“Omnibus charges”). Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent, as well as compensation expenses. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain lease agreements with MPC.

For the three and nine months ended September 30, 2021, “General and administrative expenses” incurred from MPC totaled $70 million and $190 million, respectively. For the three and nine months ended September 30, 2020, “General and administrative expenses” incurred from MPC totaled $63 million and $195 million, respectively.

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, these charges totaled $13 million and $40 million, respectively. For the three and nine months ended September 30, 2020, these charges totaled $29 million and $80 million, respectively.

MPC has also been advancing certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond. In 2020, MPC approved and executed an involuntary workforce reduction plan, which together with employee reductions resulting from MPC’s indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During the third quarter of 2020, MPLX reimbursed MPC for $36 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions. There were no such costs in the first nine months of 2021.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 18 for additional information) and deferred revenue on minimum volume commitments. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts received under these agreements (excluding payments received under agreements classified as sales-type leases) are recorded as “Current liabilities - related parties.” In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” Deficiency payments under agreements that have been classified as sales-type leases are recorded as a reduction against the corresponding lease receivable. In addition, capital projects MPLX undertakes at the request of MPC are reimbursed in cash and recognized as revenue over the remaining term of the applicable agreements or in some cases as a contribution from MPC.

(In millions)	September 30, 2021	December 31, 2020
Current assets - related parties
Receivables - MPC	$547	$615
Receivables - Other	7	27
Prepaid - MPC	13	4
Other - MPC	2	1
Lease Receivables - MPC	76	30
Total	645	677
Noncurrent assets - related parties
Long-term receivables - MPC	32	32
Right of use assets - MPC	230	231
Long-term lease receivables - MPC	857	386
Unguaranteed residual asset - MPC	41	23
Total	1,160	672
Current liabilities - related parties
Payables - MPC	1,577	215
Payables - Other	36	43
Operating lease liabilities - MPC	1	1
Deferred revenue - Minimum volume deficiencies - MPC	43	66
Deferred revenue - Project reimbursements - MPC	48	30
Deferred revenue - Project reimbursements - Other	1	1
Total	1,706	356
Long-term liabilities - related parties
Long-term operating lease liabilities - MPC	228	229
Long-term deferred revenue - Project reimbursements - MPC	62	47
Long-term deferred revenue - Project reimbursements - Other	7	7
Total	$297	$283

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the nine months ended September 30, 2021 and 2020 were $19 million and $8 million, respectively. Purchases from related parties were immaterial for the nine months ended September 30, 2021 and 2020.

6. Equity

The changes in the number of common units during the nine months ended September 30, 2021 are summarized below:

(In units)	Common
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	213,727
Units redeemed in unit repurchase program	(17,563,855)
Balance at September 30, 2021	1,021,427,850

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. During the nine months ended September 30, 2021, we repurchased 17,563,855 common units at an average cost per unit of $26.79 and paid $465 million of cash, with an additional $5 million of cash paid in early October in connection with the settlement of certain late September purchases. As of September 30, 2021, we had $497 million remaining under our repurchase authorization.

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

Cash distributions – On November 2, 2021, MPLX declared a cash distribution for the third quarter of 2021, totaling $1,305 million, or $1.28 per common unit, consisting of a base distribution amount of $0.705 per common unit and a special distribution amount of $0.575 per common unit (the “Special Distribution Amount”). This distribution will be paid on November 19, 2021 to common unitholders of record on November 12, 2021. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2021 and 2020 are summarized below:

(Per common unit)	2021	2020
March 31,	$0.6875	$0.6875
June 30,	0.6875	0.6875
September 30,	$1.2800	$0.6875

In accordance with the distribution rights discussed above, MPLX made a cash distribution totaling $21 million to Series B unitholders on August 16, 2021.

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and nine months ended September 30, 2021 and 2020. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Common and preferred unit distributions:
Common unitholders, includes common units of general partner (1)	$1,305	$715	$2,717	$2,158
Series A preferred unit distributions (1)	38	20	79	61
Series B preferred unit distributions	10	10	31	31
Total cash distributions declared	$1,353	$745	$2,827	$2,250
(1)     2021 periods include the Special Distribution Amount.

7. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income/(loss) attributable to MPLX LP less income/(loss) allocated to participating securities by the weighted average number of common units outstanding.

During the three and nine months ended September 30, 2021 and 2020, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2021 and 2020 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income/(loss) attributable to MPLX LP	$802	$665	$2,247	$(1,411)
Less: Distributions declared on Series A preferred units(1)	38	20	79	61
Distributions declared on Series B preferred units	10	10	31	31
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(1)	1,305	715	2,717	2,158
Undistributed net loss attributable to MPLX LP	$(551)	$(80)	$(580)	$(3,661)
(1)      2021 periods include the Special Distribution Amount. See Note 6 for distribution information.

	Three Months Ended September 30, 2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared(1)	$1,305	$38	$10	$1,353
Undistributed net loss attributable to MPLX LP	(551)	—	—	(551)
Net income attributable to MPLX LP(2)	$754	$38	$10	$802
Weighted average units outstanding:
Basic	1,024
Diluted	1,025
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.74
Diluted	$0.74
(1)     Includes the Special Distribution Amount.
(2)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

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

	Nine Months Ended September 30, 2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared(1)	$2,717	$79	$31	$2,827
Undistributed net loss attributable to MPLX LP	(580)	—	—	(580)
Net income attributable to MPLX LP(2)	$2,137	$79	$31	$2,247
Weighted average units outstanding:
Basic	1,030
Diluted	1,030
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.07
Diluted	$2.07
(1)     Includes the Special Distribution Amount.
(2)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

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

8. Series A Preferred Units

On November 2, 2021, MPLX declared a cash distribution of $1.28 per common unit for the third quarter of 2021. Holders of the Series A preferred units will receive the common unit rate in lieu of the lower $0.528125 base amount. Approximately 29.6 million Series A preferred units remaining outstanding as of September 30, 2021.
The changes in the redeemable preferred balance from December 31, 2020 through September 30, 2021 are summarized below:

(In millions)	Redeemable Series A Preferred Units
Balance at December 31, 2020	$968
Net income allocated (1)	79
Distributions received by Series A preferred unitholders	(61)
Balance at September 30, 2021	$986
(1)     Includes the Special Distribution Amount.

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

Our CEO evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) gain/(loss) on extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, restructuring expenses, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
L&S
Service revenue	$983	$989	$2,928	$2,924
Rental income	172	249	597	737
Product related revenue	3	9	11	49
Sales-type lease revenue - related parties	132	38	305	114
Income from equity method investments	41	36	112	126
Other income	15	13	46	40
Total segment revenues and other income(1)	1,346	1,334	3,999	3,990
Segment Adjusted EBITDA(2)	904	893	2,747	2,604
Restructuring expenses	—	27	—	27
Capital expenditures	85	118	220	410
Investments in unconsolidated affiliates	9	4	31	132
G&P
Service revenue	519	524	1,520	1,549
Rental income	80	94	263	271
Product related revenue	553	234	1,357	607
Income/(loss) from equity method investments	51	47	116	(1,138)
Other income	10	14	38	41
Total segment revenues and other income(1)	1,213	913	3,294	1,330
Segment Adjusted EBITDA(2)	485	442	1,368	1,252
Restructuring expenses	—	9	—	9
Capital expenditures	69	131	135	375
Investments in unconsolidated affiliates	$23	$18	$85	$112
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $138 million and $405 million for the three and nine months ended September 30, 2021, respectively, and $139 million and $443 million for the three and nine months ended September 30, 2020, respectively. Third party revenues for the G&P segment were $1,170 million and $3,147 million for the three and nine months ended September 30, 2021, respectively, and $858 million and $1,181 million for the three and nine months ended September 30, 2020, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to “Net income/(loss).”

(In millions)	September 30, 2021	December 31, 2020
Segment assets
Cash and cash equivalents	$39	$15
L&S	20,729	20,938
G&P	14,931	15,461
Total assets	$35,699	$36,414

The table below provides a reconciliation between “Net income/(loss)” and Segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Reconciliation to Net income/(loss):
L&S Segment Adjusted EBITDA	$904	$893	$2,747	$2,604
G&P Segment Adjusted EBITDA	485	442	1,368	1,252
Total reportable segments	1,389	1,335	4,115	3,856
Depreciation and amortization(1)	(324)	(346)	(971)	(992)
Provision for income taxes	—	(1)	(1)	(1)
Amortization of deferred financing costs	(18)	(15)	(53)	(44)
Non-cash equity-based compensation	(1)	(4)	(6)	(12)
Impairment expense	—	—	(42)	(2,165)
Net interest and other financial costs	(200)	(223)	(618)	(647)
Gain on extinguishment of debt	(2)	14	10	14
Income/(loss) from equity method investments	92	83	228	(1,012)
Distributions/adjustments related to equity method investments	(129)	(130)	(371)	(369)
Unrealized derivative losses(2)	(2)	(10)	(41)	(1)
Restructuring expenses	—	(36)	—	(36)
Other	(3)	(3)	(5)	(5)
Adjusted EBITDA attributable to noncontrolling interests	9	10	29	27
Net income/(loss)	$811	$674	$2,274	$(1,387)
(1)    Depreciation and amortization attributable to L&S was $131 million and $414 million for the three and nine months ended September 30, 2021, respectively, and $164 million and $440 million for the three and nine months ended September 30, 2020, respectively. Depreciation and amortization attributable to G&P was $193 million and $557 million for the three and nine months ended September 30, 2021, respectively, and $182 million and $552 million for the three and nine months ended September 30, 2020, respectively.
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

10. Inventories

Inventories consist of the following:

(In millions)	September 30, 2021	December 31, 2020
NGLs	$10	$5
Line fill	24	13
Spare parts, materials and supplies	107	100
Total inventories	$141	$118

11. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	September 30, 2021			December 31, 2020
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,296	$3,108	$9,188	$12,813	$2,997	$9,816
G&P	14,115	3,145	10,970	14,062	2,660	11,402
Total	$26,411	$6,253	$20,158	$26,875	$5,657	$21,218

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

During the first quarter of 2020, we identified an impairment trigger relating to asset groups within our Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the first quarter of 2020 events and circumstances as discussed in Note 1. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. After assessing each asset group within the Western G&P reporting unit for impairment, only the East Texas G&P asset group resulted in the fair value of the underlying assets being less than the carrying value. As a result, an impairment of $174 million was recorded to “Impairment expense” on the Consolidated Statements of Income in the first quarter of 2020. See Note 1 for discussion of 2021 impairments.

12. Goodwill and Intangibles

Goodwill

During the first quarter of 2020, we performed an interim impairment analysis of the goodwill recorded based on consideration of a number of first quarter events and circumstances as discussed in Note 1. Our producer customers in our Eastern G&P region reduced production forecasts and drilling activity in response to the global economic downturn. Additionally, a decline in NGL prices impacted our future revenue forecast. As a result of the interim impairment analysis, we recorded an impairment of $1,814 million within the Eastern G&P reporting unit, which was recorded to “Impairment expense” on the Consolidated Statements of Income. The impairment was primarily driven by additional guidance related to the slowing of drilling activity, which reduced production growth forecasts from our producer customers.

Changes in the carrying amount of goodwill were as follows:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2019	$7,722	$3,141	$10,863
Accumulated impairment losses	—	(1,327)	(1,327)
Balance as of December 31, 2019	7,722	1,814	9,536
Impairment losses	—	(1,814)	(1,814)
Wholesale Exchange (Note 3)	(65)	—	(65)
Balance as of December 31, 2020	7,657	—	7,657
Balance as of September 30, 2021	7,657	—	7,657

Gross goodwill as of September 30, 2021	7,657	3,141	10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of September 30, 2021	$7,657	$—	$7,657

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

13. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 14. The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by fair value hierarchy level. MPLX has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty.

	September 30, 2021		December 31, 2020
(In millions)	Assets	Liabilities	Assets	Liabilities
Significant unobservable inputs (Level 3)
Embedded derivatives in commodity contracts	$—	$(104)	$—	$(63)
Total carrying value on Consolidated Balance Sheets	$—	$(104)	$—	$(63)

Level 3 instruments include an embedded derivative in commodity contracts. The embedded derivative liability relates to a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.68 to $1.80 per gallon with a weighted average of $0.88 per gallon and (2) the probability of renewal of 100 percent for the first five-year term and second five-year term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity derivative contracts as of September 30, 2021 or December 31, 2020.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(102)	$—	$(51)
Total losses (realized and unrealized) included in earnings(1)	—	(7)	—	(12)
Settlements	—	5	—	2
Fair value at end of period	—	(104)	—	(61)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$—	$(6)	$—	$(11)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In millions)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$—	$(63)	$—	$(60)
Total losses (realized and unrealized) included in earnings(1)	—	(52)	—	(5)
Settlements	—	11	—	4
Fair value at end of period	—	(104)	—	(61)
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at end of period	$—	$(44)	$—	$(2)
(1)     Gains and losses on derivatives embedded in commodity contracts are recorded in “Purchased product costs” on the Consolidated Statements of Income.

Fair Values – Reported

MPLX’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, lease receivables from related parties, accounts payable, payables to related parties and debt. MPLX’s fair value assessment incorporates a variety of considerations, including (1) the duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. MPLX believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximate fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 14).

The fair value of MPLX’s debt is estimated based on recent market non-binding indicative quotes. The debt fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases:

	September 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$20,553	$18,350	$22,951	$20,244
(1)    Amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in “Current liabilities - related parties” on the Consolidated Balance Sheets.

14. Derivative Financial Instruments

As of September 30, 2021, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 13. As of September 30, 2021 and December 31, 2020, the estimated fair value of this contract was a liability of $104 million and $63 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2021 and December 31, 2020, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	September 30, 2021		December 31, 2020
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(15)	$—	$(7)
Other noncurrent assets / Deferred credits and other liabilities	—	(89)	—	(56)
Total	$—	$(104)	$—	$(63)
(1)     Includes the embedded derivative in the commodity contract discussed above.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Purchased product costs
Realized loss	$(5)	$(2)	$(11)	$(4)
Unrealized loss	(2)	(10)	(41)	(1)
Purchased product costs derivative loss	(7)	(12)	(52)	(5)
Total derivative loss	$(7)	$(12)	$(52)	$(5)

15. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2021	December 31, 2020
MPLX LP:
Bank revolving credit facility	$—	$175
Floating rate senior notes	—	1,000
Fixed rate senior notes	18,532	19,240
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	87
Financing lease obligations	9	11
Total	18,609	20,536
Unamortized debt issuance costs	(105)	(116)
Unamortized discount/premium	(250)	(281)
Amounts due within one year	(1)	(764)
Total long-term debt due after one year	$18,253	$19,375

Credit Agreement

MPLX’s amended and restated credit agreement (as amended, the “MPLX Credit Agreement”), provides for borrowings up to $3.5 billion and a term that extends to July 2024. During the nine months ended September 30, 2021, MPLX borrowed $3.0 billion under the MPLX Credit Agreement, at an average interest rate of 1.345 percent, and repaid $3.175 billion. At September 30, 2021, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $3.5 billion, or 100 percent of the borrowing capacity.

Floating Rate Senior Notes

On September 3, 2021 MPLX redeemed, at par value, all of the $1.0 billion aggregate principal amount of floating rate senior notes due September 2022, which resulted in the immediate expense recognition of $2 million of unamortized debt issuance costs. These costs are included on the Consolidated Statements of Income as “Other financial costs.” This redemption was funded primarily by borrowings under the MPC Loan Agreement.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes expiring between 2022 and 2058 with interest rates ranging from 1.750 percent to 5.500 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

On January 15, 2021 MPLX redeemed all of the $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by ANDX at a price equal to 102.625 percent of the principal amount. The payment of $20 million related to the note premium, offset by the immediate expense recognition of $12 million of unamortized debt premium and issuance costs, resulted in a loss on extinguishment of debt of $8 million that is included on the Consolidated Statements of Income as “Other financial costs.”

16. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$87	$513	$600
Service revenue - related parties	896	6	902
Service revenue - product related	—	82	82
Product sales	1	447	448
Product sales - related parties	2	24	26
Total revenues from contracts with customers	$986	$1,072	2,058
Non-ASC 606 revenue(1)			501
Total revenues and other income			$2,559

	Three Months Ended September 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$87	$517	$604
Service revenue - related parties	902	7	909
Service revenue - product related	—	41	41
Product sales	7	158	165
Product sales - related parties	2	35	37
Total revenues from contracts with customers	$998	$758	1,756
Non-ASC 606 revenue(1)			491
Total revenues and other income			$2,247

	Nine Months Ended September 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$262	$1,505	$1,767
Service revenue - related parties	2,666	15	2,681
Service revenue - product related	—	235	235
Product sales	3	1,031	1,034
Product sales - related parties	8	91	99
Total revenues from contracts with customers	$2,939	$2,877	5,816
Non-ASC 606 revenue(1)			1,477
Total revenues and other income			$7,293

	Nine Months Ended September 30, 2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$248	$1,531	$1,779
Service revenue - related parties	2,676	18	2,694
Service revenue - product related	—	102	102
Product sales	39	415	454
Product sales - related parties	10	90	100
Total revenues from contracts with customers	$2,973	$2,156	5,129
Non-ASC 606 loss(1)			191
Total revenues and other income			$5,320
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

The tables below reflect the changes in our contract balances for the nine-month periods ended September 30, 2021 and 2020:

(In millions)	Balance at December 31, 2020(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at September 30, 2021
Contract assets	$40	$(21)	$1	$20
Long-term contract assets	2	—	—	2
Deferred revenue	37	40	(27)	50
Deferred revenue - related parties	91	59	(77)	73
Long-term deferred revenue	119	11	—	130
Long-term deferred revenue - related parties	48	(12)	—	36
Long-term contract liability	$6	$—	$—	$6

(In millions)	Balance at December 31, 2019(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at September 30, 2020
Contract assets	$39	$(9)	$(1)	$29
Deferred revenue	23	16	(6)	33
Deferred revenue - related parties	53	77	(60)	70
Long-term deferred revenue	90	25	—	115
Long-term deferred revenue - related parties	$55	$(7)	$—	$48
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

As of September 30, 2021, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $288 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 22 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2021	$476
2022	1,795
2023	1,656
2024	1,524
2025 and thereafter	4,484
Total revenue on remaining performance obligations(1),(2),(3)	$9,935
(1)    All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2)    Arrangements deemed implicit leases and sales-type leases are excluded from this table, see further discussion about leases in Note 18.
(3)    Only minimum volume commitments that are deemed fixed are included in the table above. MPLX has various minimum volume commitments in processing arrangements that vary based on the actual Btu content of the gas received. These amounts are deemed variable consideration and are excluded from the table above.

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$627	$631
Income taxes paid	2	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	1	(1)
Fair value of common units redeemed for Wholesale Exchange	$—	$340

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Nine Months Ended September 30,
(In millions)	2021	2020
Decrease in capital accruals	$(19)	$(197)

18. Leases

During the second quarter of 2021 and during the first quarter of 2020, reimbursements for projects and changes to minimum volume commitments at certain L&S locations were agreed to between MPLX and MPC. These reimbursements and minimum volume commitments relate to the storage services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be reassessed under ASC 842. As a result of the reassessment, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type leases were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable during the respective periods. See Note 5 for the location of lease receivables and unguaranteed residual assets on the Consolidated Balance Sheets. The difference between the net book value of the underlying assets and the net investment in the lease has been recorded as a “Contribution from MPC” in the Consolidated Statements of Equity given the impacted storage services agreements are related to a common control transaction. During the second quarter of 2021, MPLX derecognized approximately $421 million of property, plant and equipment, recorded a lease receivable of approximately $519 million, recorded an unguaranteed residual asset of approximately $14 million with the difference recorded as a deemed “Contribution from MPC” of $112 million. During the first quarter of 2020, MPLX derecognized approximately $171 million of property, plant and equipment, recorded a lease receivable of approximately $370 million, recorded an unguaranteed residual asset of approximately $10 million with the difference recorded as a deemed “Contribution from MPC” of $209 million.

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$139	$56	$208	$70

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	—
Interest income (Sales-type lease revenue- fixed minimum)	133	—	37	—
Interest income (Revenue from variable lease payments)	$—	$—	$1	$—

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Operating lease revenue(1)	$485	$192	$589	$199

Sales-type leases:
Profit/(loss) recognized at the commencement date	—	—	—	—
Interest income (Sales-type lease revenue- fixed minimum)	305	—	113	—
Interest income (Revenue from variable lease payments)	$—	$—	$1	$—
(1)    These amounts are presented net of executory costs.

See Note 5 for additional information on where related party lease assets are recorded in the Consolidated Balance Sheets. Capital expenditures related to assets subject to sales-type lease arrangements were $33 million for the three and nine months ended September 30, 2021. Third party lease assets are less than $1 million as of September 30, 2021 and are included within the “Receivables, net” and “Other noncurrent assets” captions within the Consolidated Balance Sheets.

The following is a schedule of future payments on the sales-type leases as of September 30, 2021:

(In millions)	Related Party
2021	$136
2022	543
2023	544
2024	538
2025	525
2026 and thereafter	1,018
Total minimum future rentals	3,304
Less: present value discount	2,371
Lease receivable	$933

19. Commitments and Contingencies

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

At September 30, 2021 and December 31, 2020, accrued liabilities for remediation totaled $22 million and $17 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. At September 30, 2021 and December 31, 2020, there were no balances with MPC for indemnification of environmental costs.

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

We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later ordered vacatur of the easement during the pendency of the EIS and further ordered a shut down of the pipeline by August 5, 2020. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia (the “Court of Appeals”) stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. Dakota Access has petitioned the U.S. Supreme Court for review of the Court of Appeal’s decision upholding the D.D.C.’s order vacating the easement. The pipeline remains operational.
We have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

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

Contractual Commitments and Contingencies – In the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2021, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•general economic, political or regulatory developments, including inflation, changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, or taxation;
•the magnitude, duration and extent of future resurgences of the COVID-19 pandemic and its restrictions, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus;
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
•the success of MPC’s portfolio optimization, including the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe, and the effects of any such divestitures on our business, financial condition, results of operations and cash flows;
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
•changes in foreign imports and exports of crude oil, refined products, natural gas and NGLs;
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
•accidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, means of transportation, or those of our suppliers or customers;
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

For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to update any forward-looking statement except to the extent required by applicable law.

MPLX OVERVIEW

We are a diversified, large-cap MLP formed by MPC, that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. The business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), and Gathering and Processing (“G&P”). The L&S segment is engaged in the transportation, storage, distribution and marketing of crude oil, asphalt, refined petroleum products and water. The G&P segment provides gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended September 30, 2021 and September 30, 2020 are shown in the chart below. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.
Other Highlights

•Announced a third quarter 2021 distribution of $1.28 per common unit, which consists of a base distribution amount of $0.705 per common unit and a special distribution amount of $0.575 per common unit.
•During the third quarter of 2021, we returned $155 million of cash to unitholders through the repurchase of over 5 million common units under our unit repurchase program.
•Generated net cash provided by operating activities of $1,182 million in the third quarter of 2021, which resulted in excess cash flow after distributions to common and preferred unitholders of $310 million.

CURRENT ECONOMIC ENVIRONMENT

During the nine months of 2021, we continued to see improvements in the environment in which our business operates as COVID-19 impacts are beginning to subside. The increased availability of vaccinations and easing of COVID-19 restrictions has been followed by an increase in economic activity despite the recent resurgence in COVID-19. We are unable to predict the long-term impacts COVID-19 may have on our financial position and results.

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

Many uncertainties remain with respect to COVID-19 and we are unable to predict the ultimate economic impacts from COVID-19 and how quickly economies can fully recover to pre-pandemic levels. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective. MPLX remains focused on executing its strategic priorities of strict capital discipline, lowering the cost structure, and portfolio optimization.

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

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) amortization of deferred financing costs; (iv) (gain)/loss on extinguishment of debt; (v) non-cash equity-based compensation; (vi) impairment expense; (vii) net interest and other financial costs; (viii) income/(loss) from equity method investments; (ix) distributions and adjustments related to equity method investments; (x) unrealized derivative gains/(losses); (xi) acquisition costs; (xii) noncontrolling interest; and (xiii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment capital expenditures paid out; and (vi) other adjustments as deemed necessary. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments.

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

We define FCF as net cash provided by operating activities adjusted for (i) net cash used in investing activities; (ii) cash contributions from MPC; (iii) cash contributions from noncontrolling interests and (iv) cash distributions to noncontrolling interests. We define excess/deficit cash flow as FCF adjusted for distributions to common and preferred unitholders.

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

RESULTS OF OPERATIONS

The following tables and discussion are a summary of our results of operations for the three and nine months ended September 30, 2021 and 2020, including a reconciliation of Adjusted EBITDA and DCF from “Net income/(loss)” and “Net cash provided by operating activities,” to the most directly comparable GAAP financial measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Revenues and other income:
Total revenues and other income(1)	$2,559	$2,247	$312	$7,293	$5,320	$1,973
Costs and expenses:
Cost of revenues (excludes items below)	298	323	(25)	864	1,006	(142)
Purchased product costs	421	152	269	1,035	374	661
Rental cost of sales	33	33	—	97	101	(4)
Rental cost of sales - related parties	24	32	(8)	86	119	(33)
Purchases - related parties	307	297	10	902	853	49
Depreciation and amortization	324	346	(22)	971	992	(21)
Impairment expense	—	—	—	42	2,165	(2,123)
General and administrative expenses	94	96	(2)	267	289	(22)
Restructuring expenses	—	36	(36)	—	36	(36)
Other taxes	27	33	(6)	93	94	(1)
Total costs and expenses	1,528	1,348	180	4,357	6,029	(1,672)
Income/(loss) from operations	1,031	899	132	2,936	(709)	3,645
Related party interest and other financial costs	2	—	2	4	4	—
Interest expense, net of amounts capitalized	197	207	(10)	590	624	(34)
Other financial costs	21	17	4	67	49	18
Income/(loss) before income taxes	811	675	136	2,275	(1,386)	3,661
Provision for income taxes	—	1	(1)	1	1	—
Net income/(loss)	811	674	137	2,274	(1,387)	3,661
Less: Net income attributable to noncontrolling interests	9	9	—	27	24	3
Net income/(loss) attributable to MPLX LP	802	665	137	2,247	(1,411)	3,658

Adjusted EBITDA attributable to MPLX LP(2)	1,389	1,335	54	4,115	3,856	259
DCF attributable to GP and LP unitholders(2)	$1,143	$1,032	$111	$3,468	$3,075	$393
(1)    The nine months ended September 30, 2021 and September 30, 2020 include $6 million and $1,264 million of impairment expense related to equity method investments, respectively.
(2)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income/(loss)	$811	$674	$137	$2,274	$(1,387)	$3,661
Provision for income taxes	—	1	(1)	1	1	—
Amortization of deferred financing costs	18	15	3	53	44	9
Loss/(Gain) on extinguishment of debt	2	(14)	16	(10)	(14)	4
Net interest and other financial costs	200	223	(23)	618	647	(29)
Income/(loss) from operations	1,031	899	132	2,936	(709)	3,645
Depreciation and amortization	324	346	(22)	971	992	(21)
Non-cash equity-based compensation	1	4	(3)	6	12	(6)
Impairment expense	—	—	—	42	2,165	(2,123)
(Income)/loss from equity method investments	(92)	(83)	(9)	(228)	1,012	(1,240)
Distributions/adjustments related to equity method investments	129	130	(1)	371	369	2
Unrealized derivative losses(1)	2	10	(8)	41	1	40
Restructuring expenses	—	36	(36)	—	36	(36)
Other	3	3	—	5	5	—
Adjusted EBITDA	1,398	1,345	53	4,144	3,883	261
Adjusted EBITDA attributable to noncontrolling interests	(9)	(10)	1	(29)	(27)	(2)
Adjusted EBITDA attributable to MPLX LP	1,389	1,335	54	4,115	3,856	259
Deferred revenue impacts	14	29	(15)	76	92	(16)
Sales-type lease payments, net of income (2)	14	—	14	68	—	68
Net interest and other financial costs	(200)	(223)	23	(618)	(647)	29
Maintenance capital expenditures	(35)	(41)	6	(81)	(108)	27
Maintenance capital expenditures reimbursements	14	11	3	31	31	—
Equity method investment capital expenditures paid out	(1)	(5)	4	(4)	(16)	12
Restructuring expenses	—	(36)	36	—	(36)	36
Other	(4)	(3)	(1)	(9)	—	(9)
DCF	1,191	1,067	124	3,578	3,172	406
Preferred unit distributions	(48)	(35)	(13)	(110)	(97)	(13)
DCF attributable to GP and LP unitholders	$1,143	$1,032	$111	$3,468	$3,075	$393
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
(2)     The nine months ended September 30, 2021 includes one time impact from Refining Logistics harmonization project of $54 million.

	Nine Months Ended September 30,
(In millions)	2021	2020	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$3,671	$3,336	$335
Changes in working capital items	(184)	(154)	(30)
All other, net	(11)	(6)	(5)
Non-cash equity-based compensation	6	12	(6)
Net loss on disposal of assets	(4)	(1)	(3)
Gain on extinguishment of debt	(10)	(14)	4
Net interest and other financial costs	618	647	(29)
Current income taxes	2	2	—
Unrealized derivative losses(1)	41	1	40
Restructuring expenses	—	36	(36)
Other adjustments to equity method investment distributions	10	19	(9)
Other	5	5	—
Adjusted EBITDA	4,144	3,883	261
Adjusted EBITDA attributable to noncontrolling interests	(29)	(27)	(2)
Adjusted EBITDA attributable to MPLX LP	4,115	3,856	259
Deferred revenue impacts	76	92	(16)
Sales-type lease payments, net of income (2)	68	—	68
Net interest and other financial costs	(618)	(647)	29
Maintenance capital expenditures	(81)	(108)	27
Maintenance capital expenditures reimbursements	31	31	—
Equity method investment capital expenditures paid out	(4)	(16)	12
Restructuring expenses	—	(36)	36
Other	(9)	—	(9)
DCF	3,578	3,172	406
Preferred unit distributions	(110)	(97)	(13)
DCF attributable to GP and LP unitholders	$3,468	$3,075	$393
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
(2)     The nine months ended September 30, 2021 includes one time impact from Refining Logistics harmonization project of $54 million.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Total revenues and other income increased $312 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in the G&P segment of approximately $300 million. There were also increased pipeline volumes of $57 million, increased equity method income due to volume increases, and increased revenue from our terminal, storage and refining logistics operations due to increased throughput, storage capacity and annual rate escalations. These increases were partially offset by decreases in marine transportation fees of $27 million, $15 million from the Wholesale Exchange, and decreased pipeline tariff rates and fees of $12 million.

Cost of revenues decreased $25 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange, as well as to lower repairs, maintenance, operating costs and project-related spend as a result of cost reduction initiatives.

Purchased product costs increased $269 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices of $241 million in the Southwest and Southern Appalachia and other product increases, partially offset by a decrease of $8 million related to unrealized derivative losses in the current year.

Rental cost of sales and rental cost of sales - related parties decreased $8 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties.

Purchases - related parties increased $10 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above.

Depreciation and amortization decreased $22 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the write-off of assets under construction related to idled MPC refineries during the third quarter of 2020 and the derecognition of assets reclassified as sales-type leases due to contract modifications. These decreases resulting from the prior year charges were partially offset by accelerated depreciation on assets permanently idled in 2021, as well as by property plant and equipment placed in service after the third quarter of 2020.

Restructuring expenses decreased $36 million in the third quarter of 2021 compared to the same period of 2020. This was due to cost cutting measures taken during 2020 that resulted in restructuring charges.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Total revenues and other income increased $1,973 million in the first nine months of 2021 compared to the same period of 2020. This increase was primarily due to $1,264 million of impairments recorded for three joint ventures in which we have an interest. The impairments were recorded through “Income from equity method investments.” The remaining $709 million increase is primarily due to higher prices in the G&P segment of approximately $717 million and increased pipeline and terminal volumes of $198 million. There were also increases related to higher terminal storage fees, refining logistics fee escalations and higher fees from contracts in the Marcellus and Southern Appalachia regions. These increases were partially offset by decreases of $99 million related to the Wholesale Exchange, $80 million related to marine transportation fees, and $33 million related to lower pipeline tariffs and fees.

Cost of revenues decreased $142 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange as well as lower repairs, maintenance, operating costs and project-related spend as a result of cost reduction initiatives. These decreases were partially offset by higher prices in the Rockies.

Purchased product costs increased $661 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to higher prices of $544 million in the Southwest and Southern Appalachia, an increase of $40 million related to unrealized derivative losses in the current year compared to the prior year, and other product cost increases.

Rental cost of sales and rental cost of sales - related parties decreased $37 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties.

Purchases - related parties increased $49 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above. In addition, higher employee related costs also contributed to the increase.

Depreciation and amortization decreased $21 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the write-off of assets under construction related to idled MPC refineries during 2020 and the derecognition of assets reclassified as sales-type leases due to contract modifications. These decreases were partially offset by accelerated depreciation in the current year related to assets permanently idled in 2021, as well as property, plant and equipment placed in service after the third quarter of 2020.

Impairment expense decreased $2,123 million in the first nine months of 2021 compared to the same period of 2020. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments related to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which reduced production growth forecasts from our producer customers. This decrease was partially offset by an impairment recorded during the second quarter of 2021 related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

General and administrative expenses decreased $22 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

Restructuring expenses decreased $36 million in the first nine months of 2021 compared to the same period of 2020. This was due to cost cutting measures taken during 2020 that resulted in restructuring charges.

SEGMENT RESULTS

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and nine months ended September 30, 2021 and 2020.

L&S Segment

Third Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Service revenue	$983	$989	$(6)	$2,928	$2,924	$4
Rental income	172	249	(77)	597	737	(140)
Product related revenue	3	9	(6)	11	49	(38)
Sales-type lease revenue	132	38	94	305	114	191
Income from equity method investments	41	36	5	112	126	(14)
Other income	15	13	2	46	40	6
Total segment revenues and other income	1,346	1,334	12	3,999	3,990	9
Cost of revenues	164	173	(9)	451	601	(150)
Purchases - related parties	232	219	13	675	629	46
Depreciation and amortization	131	164	(33)	414	440	(26)
General and administrative expenses	48	55	(7)	140	159	(19)
Restructuring expenses	—	27	(27)	—	27	(27)
Other taxes	19	19	—	57	53	4
Segment income from operations	752	677	75	2,262	2,081	181
Depreciation and amortization	131	164	(33)	414	440	(26)
Income from equity method investments	(41)	(36)	(5)	(112)	(126)	14
Distributions/adjustments related to equity method investments	58	55	3	174	169	5
Restructuring expenses	—	27	(27)	—	27	(27)
Non-cash equity-based compensation	1	3	(2)	4	8	(4)
Other	3	3	—	5	5	—
Segment adjusted EBITDA(1)	904	893	11	2,747	2,604	143

Capital expenditures	85	118	(33)	220	410	(190)
Investments in unconsolidated affiliates	$9	$4	$5	$31	$132	$(101)
(1)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Service revenue decreased $6 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to a $27 million decrease in marine transportation fees, a decrease of $13 million from the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts, as well as decreases due the Wholesale Exchange, terminal throughputs and lower pipeline tariffs. The decreases were mostly offset by increased pipeline volumes of $57 million.

Rental income decreased $77 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts. The net decreases due to reclassifications were offset by increased terminal storage fees.

Product related revenue decreased $6 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange.

Sales-type lease revenue - related parties increased $94 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Cost of revenues decreased $9 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange and lower project-related spend as a result of cost reduction initiatives. In addition, modifications to lease contracts resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties, which is included in the decrease being explained here.

Purchases - related parties increased $13 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above.

Depreciation and amortization decreased $33 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to the write-off of assets under construction in the third quarter of 2020 related to idled MPC refineries. The decrease in the current quarter also reflects the derecognition of fixed assets due to the modification of certain lease contracts in 2021.

General and administrative expenses decreased $7 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

Restructuring expenses decreased $27 million in the third quarter of 2021 compared to the same period of 2020. This was due to cost cutting measures during 2020 that resulted in restructuring charges.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Service revenue increased $4 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to increased revenue from pipeline and terminal throughput of $198 million, partially offset by an $80 million decrease in marine transportation fees, a $56 million decrease due to the Wholesale Exchange, a $33 million decrease from lower pipeline tariffs and other fees, and a decrease of $25 million due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Rental income decreased $140 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts. The net decreases due to reclassifications were offset by increased terminal storage fees as well as additional refining logistics fees associated with annual fee escalations.

Product related revenue decreased $38 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange.

Sales-type lease revenue - related parties increased $191 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the reclassification of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Income from equity method investments decreased $14 million in the first nine months of 2021 compared to the same period of 2020 primarily due to lower overall throughput volumes on our equity method investments.

Cost of revenues decreased $150 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the Wholesale Exchange, lower project-related spend and other operating expenses as a result of cost reduction initiatives. In addition, modifications to lease contracts resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties, which is included in the decrease being explained here.

Purchases - related parties increased $46 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above. In addition, higher employee related costs also contributed to the increase.

Depreciation and amortization decreased $26 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to the write-off of assets under construction in 2020 related to idled MPC refineries, offset by accelerated depreciation in the current year related to assets at an indefinitely idled MPC refinery, as well as property, plant and equipment placed in service since the third quarter of 2020. The decrease in the 2021 period also reflects the derecognition of fixed assets due to the modification of certain lease contracts in the current year.

General and administrative expenses decreased $19 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to decreased employee costs from MPC as a result of cost reduction initiatives.

Restructuring expenses decreased $27 million in the first nine months of 2021 compared to the same period of 2020. This was due to cost cutting measures during 2020 that resulted in restructuring charges.

G&P Segment
Third Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Service revenue	$519	$524	$(5)	$1,520	$1,549	$(29)
Rental income	80	94	(14)	263	271	(8)
Product related revenue	553	234	319	1,357	607	750
Income/(loss) from equity method investments(1)	51	47	4	116	(1,138)	1,254
Other income	10	14	(4)	38	41	(3)
Total segment revenues and other income	1,213	913	300	3,294	1,330	1,964
Cost of revenues	191	215	(24)	596	625	(29)
Purchased product costs	421	152	269	1,035	374	661
Purchases - related parties	75	78	(3)	227	224	3
Depreciation and amortization	193	182	11	557	552	5
Impairment expense	—	—	—	42	2,165	(2,123)
General and administrative expenses	46	41	5	127	130	(3)
Restructuring expenses	—	9	(9)	—	9	(9)
Other taxes	8	14	(6)	36	41	(5)
Segment income/(loss) from operations	279	222	57	674	(2,790)	3,464
Depreciation and amortization	193	182	11	557	552	5
Impairment expense	—	—	—	42	2,165	(2,123)
(Income)/loss from equity method investments	(51)	(47)	(4)	(116)	1,138	(1,254)
Distributions/adjustments related to equity method investments	71	75	(4)	197	200	(3)
Restructuring expenses	—	9	(9)	—	9	(9)
Unrealized derivative losses(2)	2	10	(8)	41	1	40
Non-cash equity-based compensation	—	1	(1)	2	4	(2)
Adjusted EBITDA attributable to noncontrolling interests	(9)	(10)	1	(29)	(27)	(2)
Segment Adjusted EBITDA(3)	485	442	43	1,368	1,252	116

Capital expenditures	69	131	(62)	135	375	(240)
Investments in unconsolidated affiliates	$23	$18	$5	$85	$112	$(27)
(1)     The nine months ended September 30, 2021 and September 30, 2020 include $6 million and $1,264 million of impairment expense, respectively.
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

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Service revenue decreased $5 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to lower fees from lower volumes in the Rockies, Marcellus and Southwest of $19 million, which includes the impact related to the Javelina divestiture, partially offset by an increase in fees due to a contract modification in the Marcellus.

Rental income decreased $14 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to a contract modification in the Marcellus resulting in the reclassification of the related income from rental income to service revenue.

Product related revenue increased $319 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices in all of the regions of approximately $300 million and other product related sales increases. This was partially offset by a decrease in volumes of $21 million, primarily due to the Javelina divestiture in the Southwest.

Cost of revenues decreased $24 million in the third quarter of 2021 compared to the same period of 2020. This decrease is attributable to lower repairs, maintenance and operating costs in the Marcellus, Southwest and Rockies as a result of the Javelina divestiture and cost reduction initiatives.

Purchased product costs increased $269 million in the third quarter of 2021 compared to the same period of 2020. This was primarily due to higher prices of $241 million in the Southwest and Southern Appalachia and other product increases, partially offset by a decrease of $8 million related to unrealized derivative losses in the current year.

Depreciation and amortization increased $11 million in the third quarter of 2021 compared to the same period of 2020. The increase was primarily due to property, plant and equipment placed in service after the third quarter of 2020 and accelerated depreciation on idled assets, partially offset by lower depreciation as a result of divestitures.

Restructuring expenses decreased $9 million in the third quarter of 2021 compared to the same period of 2020. This was due to cost cutting measures during 2020 that resulted in restructuring charges.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Service revenue decreased $29 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to lower fees from lower volumes in the Southwest and Rockies of $43 million, which includes impacts related to severe weather and Javelina divestiture in the Southwest, partially offset by an increase in fees due to a contract modification in the Marcellus.

Rental income decreased $8 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to a contract modification in the Marcellus resulting in the reclassification of lease income between rental income to service revenue, partially offset by higher fees related to contracts in the Marcellus and Southern Appalachia.

Product related revenue increased $750 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to higher prices in all of the regions of approximately $717 million and other product related sales increases, partially offset by the impact related to the Javelina divestiture, impacts related to severe weather in the Southwest and a decrease in volumes in the Rockies.

Income from equity method investments increased $1,254 million in the first nine months of 2021 compared to the same period of 2020. This increase was driven by impairments recorded in the first quarter of 2020 of $1,264 million. Impairments were recognized related to our ownership in MarkWest Utica EMG, our indirect ownership in Ohio Gathering Company, L.L.C. through our investment in MarkWest Utica EMG and our ownership in Uintah Basin Field Services, L.L.C. Also contributing to the increase was higher volumes associated with our Sherwood Midstream LLC and Ohio Condensate Company joint ventures. These increases were partially offset by lower volumes at our joint ventures in the Utica and Southwest regions along with an asset impairment recognized within our Three Rivers Gathering LLC joint venture in the current period.

Cost of revenues decreased $29 million in the first nine months of 2021 compared to the same period of 2020. This decrease is attributable to lower repairs, maintenance and operating costs in the Marcellus and Southwest as a result of the Javelina divestiture and cost reduction initiatives, partially offset by higher prices in the Rockies.

Purchased product costs increased $661 million in the first nine months of 2021 compared to the same period of 2020. This was primarily due to higher prices of $544 million in the Southwest and Southern Appalachia, an increase of $40 million related to unrealized derivative losses and other product cost increases.

Depreciation and amortization increased $5 million in the first nine months of 2021 compared to the same period of 2020 primarily due to property, plant and equipment placed in service after the third quarter of 2020 and accelerated depreciation on idled assets, partially offset by the impairment of intangible assets, property, plant and equipment during the first quarter of 2020 and lower depreciation as a result of divestitures.

Impairment expense decreased $2,123 million in the first nine months of 2021 compared to the same period of 2020. During the first quarter of 2020 we recorded impairment expense for goodwill, intangible assets and property, plant and equipment of $1,814 million, $177 million and $174 million, respectively. The impairment of goodwill related to our Eastern G&P reporting unit while the intangible asset and property, plant and equipment impairments relate to certain assets in our Southwest region. The impairments were primarily driven by the slowing of drilling activity, which reduced production growth forecasts from our producer customers. This decrease was partially offset by an impairment recorded during the second quarter of 2021 related to our continued emphasis on portfolio optimization with the anticipated divestiture of several non-core assets and the closure of other non-core assets.

Restructuring expenses decreased $9 million in the first nine months of 2021 compared to the same period of 2020. This was due to cost cutting measures during 2020 that resulted in restructuring charges.

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

OPERATING DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,440	3,077	3,399	3,007
Product pipelines	2,061	1,613	2,008	1,701
Total pipelines	5,501	4,690	5,407	4,708

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.97	$0.96	$0.96	$0.96
Product pipelines	0.79	0.85	0.78	0.82
Total pipelines	$0.90	$0.93	$0.89	$0.91

Terminal throughput (mbpd)	3,046	2,701	2,884	2,696

Marine Assets (number in operation)(2)
Barges	299	301	299	301
Towboats	23	23	23	23

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,373	1,373	1,312	1,312
Utica Operations	—	1,798	—	1,816
Southwest Operations	1,339	1,516	1,413	1,479
Bakken Operations	147	147	130	130
Rockies Operations	439	585	481	659
Total gathering throughput	3,298	5,419	3,336	5,396

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,099	5,638	4,222	5,706
Utica Operations	—	464	—	530
Southwest Operations(6)	1,312	1,480	1,377	1,439
Southern Appalachian Operations	236	236	227	227
Bakken Operations	146	146	129	129
Rockies Operations	419	419	481	481
Total natural gas processed	6,212	8,383	6,436	8,512

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	487	487	477	477
Utica Operations(5)	—	25	—	30
Southwest Operations(6)	—	—	21	21
Southern Appalachian Operations(7)	12	12	11	11
Bakken Operations	25	25	25	25
Rockies Operations	4	4	3	3
Total C2 + NGLs fractionated(8)	528	553	537	567

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	MPLX LP(3)	MPLX LP Operated(4)	MPLX LP(3)	MPLX LP Operated(4)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,324	1,324	1,372	1,372
Utica Operations	—	1,633	—	1,840
Southwest Operations	1,356	1,487	1,445	1,491
Bakken Operations	149	149	137	137
Rockies Operations	450	602	523	706
Total gathering throughput	3,279	5,195	3,477	5,546

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,167	5,640	4,177	5,582
Utica Operations	—	492	—	587
Southwest Operations(6)	1,311	1,436	1,479	1,543
Southern Appalachian Operations	229	229	231	231
Bakken Operations	148	148	137	137
Rockies Operations	430	430	512	512
Total natural gas processed	6,285	8,375	6,536	8,592

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(5)	484	484	466	466
Utica Operations(5)	—	26	—	32
Southwest Operations(6)	3	3	16	16
Southern Appalachian Operations(7)	12	12	12	12
Bakken Operations	23	23	25	25
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(8)	526	552	523	555

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$4.31	$2.13	$3.34	$1.92
C2 + NGL Pricing ($ per gallon)(9)	$0.96	$0.45	$0.81	$0.40
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
(5)     Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represent each region’s utilization of the complex.
(6)    The Southwest Operations for the nine months ended September 30, 2021 include the Javelina complex, which was sold on February 12, 2021. The processing and fractionated volumes calculated for the number of days MPLX owned these assets during 2021 were 96 MMcf/d and 17 mbpd, respectively.
(7)     Includes NGLs fractionated for the Marcellus Operations and Utica Operations.
(8)     Purity ethane makes up approximately 199 mbpd and 193 mbpd of total MPLX Operated, fractionated products for the three months ended September 30, 2021 and 2020, respectively, and approximately 196 mbpd and 192 mbpd of total fractionated products for the nine months ended September 30, 2021 and 2020, respectively. Purity ethane makes up approximately 194 mbpd and 188 mbpd of total MPLX LP consolidated, fractionated products for the three months ended September 30, 2021 and 2020, respectively, and approximately 191 mbpd and 186 mbpd of total fractionated products for the nine months ended September 30, 2021 and 2020, respectively.
(9)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents were $39 million at September 30, 2021 and $15 million at December 31, 2020. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$3,671	$3,336
Investing activities	(377)	(1,060)
Financing activities	(3,270)	(2,263)
Total	$24	$13

Net cash provided by operating activities increased $335 million in the first nine months of 2021 compared to the first nine months of 2020, primarily due to an increase in net income adjusted for non-cash items.

Net cash used in investing activities decreased $683 million in the first nine months of 2021 compared to the first nine months of 2020, primarily due to lower capital spending, which reflects our continued focus on capital discipline, and decreased contributions to equity method investments.

Financing activities were a $3,270 million use of cash in the first nine months of 2021 compared to a $2,263 million use of cash in the first nine months of 2020. The primary reason for the increase in the use of cash was due to the return of capital to unitholders through the unit repurchase program as well as net repayments on long-term debt in the current year compared to net borrowings on long-term debt in the prior year.

Free Cash Flow

The following table provides a reconciliation of FCF and excess/deficit cash flow from net cash provided by operating activities for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net cash provided by operating activities	$1,182	$1,222	$3,671	$3,336
Adjustments to reconcile net cash provided by operating activities to free cash flow
Net cash used in investing activities	(132)	(283)	(377)	(1,060)
Contributions from MPC	14	14	31	34
Distributions to noncontrolling interests	(9)	(9)	(29)	(26)
Free cash flow	1,055	944	3,296	2,284
Distributions to common and preferred unitholders	(745)	(757)	(2,228)	(2,264)
Excess cash flow	$310	$187	$1,068	$20

Debt and Liquidity Overview

On September 3, 2021 MPLX redeemed all of the $1.0 billion aggregate principal amount of floating rate senior notes due September 2022 at 100 percent of the principal amount.

On January 15, 2021, MPLX redeemed $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 2025, at 102.625 percent of the principal amount.

Our outstanding borrowings at September 30, 2021 and December 31, 2020 consist of the following:

(In millions)	September 30, 2021	December 31, 2020
MPLX LP:
Bank revolving credit facility	$—	$175
Floating rate senior notes	—	1,000
Fixed rate senior notes	18,532	19,240
Consolidated subsidiaries:
MarkWest	23	23
Andeavor Logistics LP	45	87
Financing lease obligations	9	11
Total	18,609	20,536
Unamortized debt issuance costs	(105)	(116)
Unamortized discount/premium	(250)	(281)
Amounts due within one year	(1)	(764)
Total long-term debt due after one year	$18,253	$19,375

Our intention is to maintain an investment-grade credit profile. As of September 30, 2021, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2021, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.64 to 1.0.

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

Our liquidity totaled $3.7 billion at September 30, 2021 consisting of:

	September 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility due 2024(1)	$3,500	$—	$3,500
MPC Loan Agreement	1,500	(1,370)	130
Total liquidity	$5,000	$(1,370)	3,630
Cash and cash equivalents			39
Total liquidity			$3,669
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

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through September 30, 2021:

(In units)
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	213,727
Units redeemed in Unit Repurchase Program	(17,563,855)
Balance at September 30, 2021	1,021,427,850

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $268 million per quarter, or $1,072 million per year, based on the number of common units outstanding at September 30, 2021.

On November 2, 2021, MPLX declared a cash distribution for the third quarter of 2021, totaling $1,305 million, or $1.28 per common unit, consisting of a base distribution amount of $0.705 per common unit and a special distribution amount of $0.575 per common unit (the “Special Distribution Amount”) as supported by our year-to-date cash flow. This distribution will be paid on November 19, 2021 to common unitholders of record on November 12, 2021. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the board of directors. Accordingly, a cash distribution payment totaling $21 million was paid to Series B unitholders on August 16, 2021.

The allocation of total cash distributions is as follows for the three and nine months ended September 30, 2021 and 2020. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2021	2020	2021	2020
Distribution declared:
Limited partner units - public (1)	$476	$270	$998	$810
Limited partner units - MPC (1)	829	445	1,719	1,348
Total LP distribution declared	1,305	715	2,717	2,158
Series A preferred units (1)	38	20	79	61
Series B preferred units	10	10	31	31
Total distribution declared	1,353	745	2,827	2,250

Quarterly cash distributions declared per limited partner common unit	$1.2800	$0.6875	$2.6550	$2.0625
(1)     Includes the Special Distribution Amount.

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

MPLX’s initial capital investment plan for 2021 totaled approximately $1.0 billion for capital projects and investments, excluding capitalized interest, and is currently estimated to be approximately $650 million. We continuously evaluate our capital investment plan and make changes as conditions warrant. Growth capital expenditures and investments in affiliates during the nine months ended September 30, 2021 were primarily for gas gathering and processing projects in our Marcellus and Southwest regions and the expansion of our crude gathering systems.

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2021	2020
Capital expenditures:
Growth capital expenditures	$274	$677
Growth capital reimbursements	—	(2)
Investments in unconsolidated affiliates	116	244
Return of capital	(36)	(112)
Capitalized interest	(11)	(31)
Total growth capital expenditures	343	776
Maintenance capital expenditures	81	108
Maintenance capital reimbursements	(31)	(31)
Capitalized interest	(1)	—
Total maintenance capital expenditures	49	77

Total growth and maintenance capital expenditures	392	853
Investments in unconsolidated affiliates(1)	(116)	(244)
Return of capital(1)	36	112
Growth and maintenance capital reimbursements(2)	31	33
Decrease in capital accruals	19	197
Capitalized interest	12	31
Additions to property, plant and equipment, net(1)	$374	$982
(1)    Investments in unconsolidated affiliates, return of capital and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)    Growth and maintenance capital reimbursements are included in the “Contributions from MPC” line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of September 30, 2021, our contractual cash obligations included third-party and related party debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2021, our third-party long-term debt obligations decreased by $1,925 million, primarily due to the redemption of $750 million outstanding aggregate principal amount of 5.250 percent senior notes due January 2025 discussed above, the redemption of the floating rate senior notes due September 2022, as well as net repayments on the MPLX Credit Agreement. Additionally, borrowings on the MPC Loan Agreement increased to fund the floating rate senior notes redemption. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2020.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Note 19. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

TRANSACTIONS WITH RELATED PARTIES

At September 30, 2021, MPC owned our non-economic general partnership interest and held approximately 63 percent of our outstanding common units.

We provide MPC with crude oil and product pipeline and trucking transportation services based on regulated tariff/contracted rates, as well as storage, terminal, fuels distribution, and inland marine transportation services based on contracted rates. We also have agreements with MPC under which we receive fees for operating MPC’s retained pipeline assets, providing management services for the marine business, and operating certain of MPC’s equity method investments. MPC provides us with certain services related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services under employee services and omnibus services agreements.

The below table shows the percentage of “Total revenues and other income” as well as “Total costs and expenses” with MPC:

	Three Months Ended September 30,
	2021	2020
Total revenues and other income (1)	48%	55%
Total costs and expenses	26%	31%
(1) Excludes revenues attributable to volumes shipped by MPC under joint tariffs with third parties that are treated as third party revenues for accounting purposes.

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

As of September 30, 2021, there have been no significant changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2021, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2021, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three and nine months ended September 30, 2021 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2020.

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2022. The customer has the unilateral option to extend the agreement for two consecutive five-year terms through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending options have been aggregated into a single compound embedded derivative. The probability of the customer exercising its options is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. As of September 30, 2021 and December 31, 2020, the estimated fair value of this contract was a liability of $104 million and $63 million, respectively. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

Interest Rate Risk and Sensitivity Analysis

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on third-party outstanding debt, excluding finance leases, is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair value as of September 30, 2021(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2021(3)
Outstanding debt
Fixed-rate	$20,553	$1,881	N/A
Variable-rate(4)	$—	$—	$9
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2021.
(3)    Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2021.
(4)    MPLX redeemed the outstanding floating rate senior notes on September 3, 2021 and had no outstanding borrowings on the Revolver as of September 30, 2021.

At September 30, 2021, our portfolio of long-term debt consisted of fixed-rate instruments and also provides for borrowings under our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our bank revolving credit facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our subsequent Quarterly Reports on Form 10-Q.

Dakota Access Pipeline

We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later ordered vacatur of the easement during the pendency of the EIS and further ordered a shut down of the pipeline by August 5, 2020. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia (the “Court of Appeals”) stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. Dakota Access has petitioned the U.S. Supreme Court for review of the Court of Appeal’s decision upholding the D.D.C.’s order vacating the easement. The pipeline remains operational.
We have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended September 30, 2021, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
7/01/2021-7/31/2021	1,578,870	$28.55	1,578,870	$611,620,731
8/01/2021-8/31/2021	1,990,647	$28.06	1,990,647	$555,771,983
9/01/2021-9/30/2021	2,064,340	$28.62	2,064,340	$496,699,570
Total	5,633,857	$28.40	5,633,857

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

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC	8-K	2.1	5/8/2019	001-35714
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Amendment to Terminal Services Agreement, dated as of July 31, 2021, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 2, 2021	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)