Form 10-Q
period 2022-03-31
MPLX LP
filed 2022-05-03
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

MPLX LP had 1,012,303,833 common units outstanding at April 29, 2022.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 U.S. gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Btu	One British thermal unit, an energy measurement
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
GAAP	Accounting principles generally accepted in the United States of America
G&P	Gathering and Processing segment
LIBOR	London Interbank Offered Rate
L&S	Logistics and Storage segment
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	U.S. Securities and Exchange Commission
VIE	Variable interest entity

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2022	2021
Revenues and other income:
Service revenue	$554	$589
Service revenue - related parties	915	872
Service revenue - product related	123	77
Rental income	91	99
Rental income - related parties	165	242
Product sales	497	282
Product sales - related parties	45	42
Sales-type lease revenue - related parties	111	37
Income from equity method investments	99	70
Other income (loss)	(17)	1
Other income - related parties	27	28
Total revenues and other income	2,610	2,339
Costs and expenses:
Cost of revenues (excludes items below)	287	273
Purchased product costs	467	276
Rental cost of sales	37	32
Rental cost of sales - related parties	15	39
Purchases - related parties	319	298
Depreciation and amortization	313	329
General and administrative expenses	78	86
Other taxes	34	32
Total costs and expenses	1,550	1,365
Income from operations	1,060	974
Related party interest and other financial costs	4	—
Interest expense (net of amounts capitalized of $2 million, $5 million, respectively)	198	198
Other financial costs	20	27
Income before income taxes	838	749
Provision for income taxes	5	1
Net income	833	748
Less: Net income attributable to noncontrolling interests	8	9
Net income attributable to MPLX LP	825	739
Less: Series A preferred unitholders interest in net income	21	20
Less: Series B preferred unitholders interest in net income	11	11
Limited partners’ interest in net income attributable to MPLX LP	$793	$708
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.78	$0.68
Common - diluted	$0.78	$0.68
Weighted average limited partner units outstanding:
Common - basic	1,015	1,037
Common - diluted	1,015	1,037

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$833	$748
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	9	(2)
Comprehensive income	842	746
Less comprehensive income attributable to:
Noncontrolling interests	8	9
Comprehensive income attributable to MPLX LP	$834	$737

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42	$13
Receivables, net	741	654
Current assets - related parties	813	644
Inventories	149	142
Other current assets	53	54
Total current assets	1,798	1,507
Equity method investments	4,079	3,981
Property, plant and equipment, net	19,912	20,042
Intangibles, net	800	831
Goodwill	7,657	7,657
Right of use assets, net	280	268
Noncurrent assets - related parties	1,151	1,161
Other noncurrent assets	50	60
Total assets	35,727	35,507
Liabilities
Current liabilities:
Accounts payable	214	172
Accrued liabilities	396	363
Current liabilities - related parties	687	1,780
Accrued property, plant and equipment	91	97
Long-term debt due within one year	999	499
Accrued interest payable	192	202
Operating lease liabilities	47	59
Other current liabilities	232	176
Total current liabilities	2,858	3,348
Long-term deferred revenue	405	383
Long-term liabilities - related parties	305	302
Long-term debt	18,757	18,072
Deferred income taxes	14	10
Long-term operating lease liabilities	228	205
Deferred credits and other liabilities	159	170
Total liabilities	22,726	22,490
Commitments and contingencies (see Note 14)
Series A preferred units (30 million and 30 million units issued and outstanding)	965	965
Equity
Common unitholders - public (366 million and 369 million units issued and outstanding)	8,505	8,579
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	2,698	2,638
Series B preferred units (0.6 million and 0.6 million units issued and outstanding)	601	611
Accumulated other comprehensive loss	(8)	(17)
Total MPLX LP partners’ capital	11,796	11,811
Noncontrolling interests	240	241
Total equity	12,036	12,052
Total liabilities, preferred units and equity	$35,727	$35,507

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating activities:
Net income	$833	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	18	17
Depreciation and amortization	313	329
Deferred income taxes	4	—
Loss on disposal of assets	18	—
Income from equity method investments	(99)	(70)
Distributions from unconsolidated affiliates	120	119
Change in fair value of derivatives	(9)	3
Changes in:
Current receivables	(87)	(67)
Inventories	(7)	(11)
Current accounts payable and accrued liabilities	73	26
Current assets/current liabilities - related parties	(112)	(8)
Right of use assets/operating lease liabilities	(1)	(1)
Deferred revenue	16	24
All other, net	45	15
Net cash provided by operating activities	1,125	1,124
Investing activities:
Additions to property, plant and equipment	(169)	(126)
Disposal of assets	3	70
Investments in unconsolidated affiliates	(110)	(35)
All other, net	—	1
Net cash used in investing activities	(276)	(90)
Financing activities:
Long-term debt - borrowings	2,385	1,910
- repayments	(1,201)	(2,020)
Related party debt - borrowings	1,849	2,241
- repayments	(2,976)	(2,241)
Debt issuance costs	(16)	—
Unit repurchases	(100)	(155)
Distributions to noncontrolling interests	(9)	(10)
Distributions to Series A preferred unitholders	(21)	(20)
Distributions to Series B preferred unitholders	(21)	(21)
Distributions to unitholders and general partner	(716)	(713)
Contributions from MPC	10	7
All other, net	(4)	(3)
Net cash used in financing activities	(820)	(1,025)
Net increase in cash, cash equivalents and restricted cash	29	9
Cash, cash equivalents and restricted cash at beginning of period	13	15
Cash, cash equivalents and restricted cash at end of period	$42	$24

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2020	$9,384	$2,792	$611	$(15)	$245	$13,017	$968
Net income	266	443	11	—	9	729	20
Unit Repurchases	(155)	—	—	—	—	(155)	—
Distributions	(269)	(445)	(21)	—	(10)	(745)	(20)
Contributions	—	7	—	—	—	7	—
Other	—	(1)	—	(2)	—	(3)	—
Balance at March 31, 2021	$9,226	$2,796	$601	$(17)	$244	$12,850	$968

Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	287	506	11	—	8	812	21
Unit Repurchases	(100)	—	—	—	—	(100)	—
Distributions	(260)	(456)	(21)	—	(9)	(746)	(21)
Contributions	—	10	—	—	—	10	—
Other	(1)	—	—	9	—	8	—
Balance at March 31, 2022	$8,505	$2,698	$601	$(8)	$240	$12,036	$965

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

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil, refined products and other hydrocarbon-based products; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 7 for additional information regarding the operations and results of these segments.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited; however, in the opinion of MPLX’s management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements. Certain information derived from our audited annual financial statements, prepared in accordance with GAAP, has been condensed or omitted from these interim financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Recently Adopted

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued guidance requiring disclosures for certain types of government assistance that have been accounted for by analogy to grant or contribution models. Disclosures will include information about the type of transactions, accounting and the impact on financial statements. MPLX prospectively adopted this standard in the first quarter of 2022. The adoption of this standard did not have a material impact on our financial statements or disclosures.

3. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	March 31,	March 31,	December 31,
(In millions, except ownership percentages)	2022	2022	2021
L&S
MarEn Bakken Company LLC(1)	25%	$502	$449
Illinois Extension Pipeline Company, L.L.C.	35%	249	243
LOOP LLC	41%	274	265
Andeavor Logistics Rio Pipeline LLC(2)	67%	181	183
Minnesota Pipe Line Company, LLC	17%	182	183
Whistler Pipeline LLC(2)	38%	166	155
Explorer Pipeline Company	25%	65	66
W2W Holdings LLC(2)	50%	56	58
Other(2)		125	116
Total L&S		1,800	1,718
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	681	680
Sherwood Midstream LLC(2)	50%	539	544
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	336	332
MarkWest Torñado GP, L.L.C.(2)	60%	266	246
Rendezvous Gas Services, L.L.C.(2)	78%	145	147
Sherwood Midstream Holdings LLC(2)	51%	133	136
Centrahoma Processing LLC	40%	133	133
Other(2)		46	45
Total G&P		2,279	2,263
Total		$4,079	$3,981
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

For those entities that have been deemed to be VIEs, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. While we have the ability to exercise influence through participation in the management committees which make all significant decisions, we have equal influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest; as such, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2022, MPLX has a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2022.

Summarized financial information for MPLX’s equity method investments for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$249	$308	$557
Costs and expenses	137	129	266
Income from operations	112	179	291
Net income	103	166	269
Income from equity method investments	$55	$44	$99

	Three Months Ended March 31, 2021
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$163	$284	$447
Costs and expenses	107	131	238
Income from operations	56	153	209
Net income	64	140	204
Income from equity method investments	$39	$31	$70

Summarized balance sheet information for MPLX’s equity method investments as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022
(In millions)	VIEs	Non-VIEs	Total
Current assets	$386	$370	$756
Noncurrent assets	7,482	4,875	12,357
Current liabilities	773	259	1,032
Noncurrent liabilities	$1,929	$789	$2,718

	December 31, 2021
(In millions)	VIEs	Non-VIEs	Total
Current assets	$335	$411	$746
Noncurrent assets	7,439	4,895	12,334
Current liabilities	217	310	527
Noncurrent liabilities	$2,461	$788	$3,249

4. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products, other fees for storage capacity, operating and management fees, as well as reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement. MPLX also has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. Additionally, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services-type agreements as well as other agreements.

Related Party Loan

MPLX is party to a loan agreement with MPC Investment LLC (“MPC Investment”) (the “MPC Loan Agreement”). Under the terms of the agreement, MPC Investment extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The loan agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 11.

Activity on the MPC Loan Agreement was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Borrowings	$1,849	$2,241
Average interest rate of borrowings	1.400%	1.371%
Repayments	$2,976	$2,241
Outstanding balance at end of period	$323	$—

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline and trucking transportation services based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

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

Certain product sales to MPC net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2022 and March 31, 2021, these sales totaled $293 million and $168 million, respectively.

Related Party Expenses

MPC charges MPLX for executive management services and certain general and administrative services to MPLX under the terms of our omnibus agreements (“Omnibus charges”). Omnibus charges included in “Rental cost of sales - related parties” primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent, as well as compensation expenses. Omnibus charges included in “Purchases - related parties” primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in “General and administrative expenses” primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as “Rental cost of sales - related parties.” ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as “Purchases - related parties.” ESA charges for personnel involved in executive management, accounting and human resources activities are classified as “General and administrative expenses.” In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain lease agreements with MPC.

For the three months ended March 31, 2022 and March 31, 2021, “General and administrative expenses” incurred from MPC totaled $55 million and $57 million, respectively.

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to “Property, plant and equipment, net” on the Consolidated Balance Sheets. For the three months ended March 31, 2022 and March 31, 2021, these charges totaled $19 million and $12 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue on minimum volume commitments. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts received under these agreements (excluding payments received under agreements classified as sales-type leases) are recorded as “Current liabilities - related parties.” In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in “Current liabilities - related parties.” Deficiency payments under agreements that have been classified as sales-type leases are recorded as a reduction against the corresponding lease receivable. In addition, capital projects MPLX undertakes at the request of MPC are reimbursed in cash and recognized as revenue over the remaining term of the applicable agreements or in some cases, as a contribution from MPC.

(In millions)	March 31, 2022	December 31, 2021
Current assets - related parties
Receivables	$707	$555
Prepaid	17	4
Other	3	3
Lease receivables	86	82
Total	813	644
Noncurrent assets - related parties
Long-term receivables	30	31
Right of use assets	229	229
Long-term lease receivables	828	854
Unguaranteed residual asset	64	47
Total	1,151	1,161
Current liabilities - related parties
MPC loan agreement and other payables(1)	606	1,702
Operating lease liabilities	1	1
Deferred revenue - Minimum volume deficiencies	38	35
Deferred revenue - Project reimbursements	42	42
Total	687	1,780
Long-term liabilities - related parties
Long-term operating lease liabilities	228	228
Long-term deferred revenue - Project reimbursements	77	74
Total	$305	$302
(1) Includes $323 million as of March 31, 2022 and $1,450 million as of December 31, 2021 related to outstanding borrowings on the intercompany loan with MPC, which are included in “Current liabilities - related parties” on the Consolidated Balance Sheets.

5. Equity

The changes in the number of common units during the three months ended March 31, 2022 are summarized below:

(In units)	Common
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	148,951
Units redeemed in unit repurchase program	(3,119,522)
Balance at March 31, 2022	1,013,207,807

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date. During the three months ended March 31, 2022, we repurchased 3,119,522 common units at an average cost per unit of $32.06 per unit and paid $100 million of cash. As of March 31, 2022, we had $237 million remaining under our repurchase authorization.

Series B Preferred Units

MPLX has 600,000 outstanding units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of MPLX with a price to the public of $1,000 per unit (the “Series B preferred units”). The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation. Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the Board of Directors. MPLX has the right to redeem some or all of the Series B preferred units, at any time, on or after February 15, 2023 at the Series B preferred unit redemption price of $1,000 per unit, plus any accumulated and unpaid distributions up to the redemption date.

Cash distributions

On April 26, 2022, MPLX declared a cash distribution for the first quarter of 2022, totaling $713 million, or $0.7050 per common unit. This distribution will be paid on May 13, 2022 to common unitholders of record on May 6, 2022. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2022 and 2021 are summarized below:

(Per common unit)	2022	2021
March 31,	$0.7050	$0.6875

In accordance with the distribution rights discussed above, MPLX made a cash distribution totaling $21 million to Series B unitholders on February 15, 2022.

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three months ended March 31, 2022 and 2021. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2022	2021
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$713	$707
Series A preferred unit distributions	21	20
Series B preferred unit distributions	11	11
Total cash distributions declared	$745	$738
6. Net Income/(Loss) Per Limited Partner Unit

Net income/(loss) per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.

During the three months ended March 31, 2022 and 2021, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2022 and 2021 were less than 1 million.

	Three Months Ended March 31,
(In millions)	2022	2021
Net income attributable to MPLX LP	$825	$739
Less: Distributions declared on Series A preferred units	21	20
Distributions declared on Series B preferred units	11	11
Limited partners’ distributions declared on MPLX common units (including common units of general partner)	713	707
Undistributed net gain attributable to MPLX LP	$80	$1

	Three Months Ended March 31, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$713	$21	$11	$745
Undistributed net gain attributable to MPLX LP	78	2	—	80
Net income attributable to MPLX LP(1)	$791	$23	$11	$825
Weighted average units outstanding:
Basic	1,015
Diluted	1,015
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.78
Diluted	$0.78
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

•L&S – transports, gathers, stores and distributes crude oil, refined products, and other hydrocarbon-based products. Also includes the operation of refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities, and storage caverns.
•G&P – gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs.

Our CEO evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) impairment expense; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) noncontrolling interests; and (vii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, restructuring expenses, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended March 31,
(In millions)	2022	2021
L&S
Service revenue	$983	$953
Rental income	175	249
Product related revenue	4	4
Sales-type lease revenue	111	37
Income from equity method investments	52	36
Other income	12	15
Total segment revenues and other income(1)	1,337	1,294
Segment Adjusted EBITDA(2)	904	896
Capital expenditures	77	59
Investments in unconsolidated affiliates	68	9
G&P
Service revenue	486	508
Rental income	81	92
Product related revenue	661	397
Income from equity method investments	47	34
Other income/(loss)	(2)	14
Total segment revenues and other income(1)	1,273	1,045
Segment Adjusted EBITDA(2)	489	456
Capital expenditures	95	30
Investments in unconsolidated affiliates	$42	$26
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $135 million and $129 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Third party revenues for the G&P segment were $1,212 million and $989 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to “Net income.”

The table below provides a reconciliation between “Net income” and Segment Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2022	2021
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$904	$896
G&P Segment Adjusted EBITDA	489	456
Total reportable segments	1,393	1,352
Depreciation and amortization(1)	(313)	(329)
Interest and other financial costs	(222)	(225)
Income from equity method investments	99	70
Distributions/adjustments related to equity method investments	(132)	(121)
Other	(1)	(9)
Adjusted EBITDA attributable to noncontrolling interests	9	10
Net income	$833	$748
(1)    Depreciation and amortization attributable to L&S was $130 million and $147 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Depreciation and amortization attributable to G&P was $183 million and $182 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

8. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	March 31, 2022			December 31, 2021
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,438	$3,347	$9,091	$12,371	$3,227	$9,144
G&P	14,253	3,432	10,821	14,175	3,277	10,898
Total	$26,691	$6,779	$19,912	$26,546	$6,504	$20,042

9. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 10.

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.73 to $2.38 per gallon with a weighted average of $0.97 per gallon and (2) the probability of renewal of 100 percent for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity derivative contracts as of March 31, 2022 or December 31, 2021.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
	2022	2021
(In millions)	Embedded Derivatives in Commodity Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(108)	$(63)
Total gain/(loss) (realized and unrealized) included in earnings(1)	4	(6)
Settlements	5	3
Fair value at end of period	(99)	(66)
The amount of total gain/(loss) for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$5	$(5)
(1)     Gain/(loss) on derivatives embedded in commodity contracts are recorded in “Purchased product costs” on the Consolidated Statements of Income.

Fair Values – Reported

MPLX’s primary financial instruments are cash and cash equivalents, receivables, receivables from related parties, lease receivables from related parties, accounts payable, payables to related parties and debt. MPLX’s fair value assessment incorporates a variety of considerations, including (1) the duration of the instruments, (2) MPC’s investment-grade credit rating and (3) the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. MPLX believes the carrying values of its current assets and liabilities approximate fair value. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximate current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 10).

The fair value of MPLX’s debt is estimated based on recent market non-binding indicative quotes. The debt fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	March 31, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$20,392	$19,864	$20,779	$18,664
(1)    Amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in “Current liabilities - related parties” on the Consolidated Balance Sheets.

10. Derivative Financial Instruments

As of March 31, 2022, MPLX had no commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option has been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through “Purchased product costs” on the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 9. As of March 31, 2022 and December 31, 2021, the estimated fair value of this contract was a liability of $99 million and $108 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2022 and December 31, 2021, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	March 31, 2022		December 31, 2021
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$(16)	$—	$(15)
Other noncurrent assets / Deferred credits and other liabilities	—	(83)	—	(93)
Total	$—	$(99)	$—	$(108)
(1)     Includes the embedded derivative in the commodity contract discussed above.

We make a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed and the realized gain or loss of the contract is recorded. The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

	Three Months Ended March 31,
(In millions)	2022	2021
Purchased product costs
Realized loss	$(5)	$(3)
Unrealized gain/(loss)	9	(3)
Purchased product cost derivative gain/(loss)	$4	$(6)

11. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2022	December 31, 2021
MPLX LP:
MPLX Credit Agreement	$—	$300
Fixed rate senior notes	20,032	18,532
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	45
Financing lease obligations	8	9
Total	20,108	18,909
Unamortized debt issuance costs	(116)	(102)
Unamortized discount/premium	(236)	(236)
Amounts due within one year	(999)	(499)
Total long-term debt due after one year	$18,757	$18,072

Credit Agreement

MPLX’s amended and restated credit agreement (as amended, the “MPLX Credit Agreement”), provides for borrowings up to $3.5 billion and a term that extends to July 2024. During the three months ended March 31, 2022, MPLX borrowed $900 million under the MPLX Credit Agreement, at an average interest rate of 1.451 percent, and repaid $1,200 million. At March 31, 2022, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of $3.5 billion, or 100 percent of the borrowing capacity.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2022 and 2058 with interest rates ranging from 1.750 percent to 5.500 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The 2052 Senior Notes were offered at a price to the public of 98.982 percent with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the MPC Intercompany Loan Agreement and the MPLX Credit Agreement.

12. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$72	$482	$554
Service revenue - related parties	911	4	915
Service revenue - product related	—	123	123
Product sales	1	496	497
Product sales - related parties	3	42	45
Total revenues from contracts with customers	$987	$1,147	2,134
Non-ASC 606 revenue(1)			476
Total revenues and other income			$2,610

	Three Months Ended March 31, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$84	$505	$589
Service revenue - related parties	869	3	872
Service revenue - product related	—	77	77
Product sales	1	281	282
Product sales - related parties	3	39	42
Total revenues from contracts with customers	$957	$905	1,862
Non-ASC 606 revenue(1)			477
Total revenues and other income			$2,339
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income.

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

The tables below reflect the changes in our contract balances for the three-month periods ended March 31, 2022 and 2021:

(In millions)	Balance at December 31, 2021(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2022
Contract assets	$25	$(18)	$—	$7
Long-term contract assets	2	—	—	2
Deferred revenue	56	11	(9)	58
Deferred revenue - related parties	60	34	(26)	68
Long-term deferred revenue	135	2	—	137
Long-term deferred revenue - related parties	31	—	—	31
Long-term contract liabilities	$5	$—	$—	$5

(In millions)	Balance at December 31, 2020(1)	Additions/ (Deletions)	Revenue Recognized(2)	Balance at March 31, 2021
Contract assets	$40	$(27)	$—	$13
Long-term contract assets	2	—	—	2
Deferred revenue	37	7	(1)	43
Deferred revenue - related parties	91	21	(20)	92
Long-term deferred revenue	119	4	—	123
Long-term deferred revenue - related parties	48	(4)	—	44
Long-term contract liabilities	$6	$—	$—	$6
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

As of March 31, 2022, the amounts allocated to contract assets and contract liabilities on the Consolidated Balance Sheets are $293 million and are reflected in the amounts below. This will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 22 years. Further, MPLX does not disclose variable consideration due to volume variability in the table below.

(In millions)
2022	$1,432
2023	1,771
2024	1,633
2025	1,560
2026 and thereafter	3,362
Total revenue on remaining performance obligations(1)(2)(3)	$9,758
(1)    All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2)    Arrangements deemed implicit leases and sales-type leases are excluded from this table.

(3)    Only minimum volume commitments that are deemed fixed are included in the table above. MPLX has various minimum volume commitments in processing arrangements that vary based on the actual Btu content of the gas received. These amounts are deemed variable consideration and are excluded from the table above.

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

13. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$213	$231

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Three Months Ended March 31,
(In millions)	2022	2021
Increase/(decrease) in capital accruals	$3	$(37)

14. Commitments and Contingencies

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

At March 31, 2022 and December 31, 2021, accrued liabilities for remediation totaled $42 million and $23 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

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

We have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Other Legal Proceedings

In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. On appeal, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and remanded to the Regional Director for the BIA Great Plains Region to issue a new decision based on specific criteria. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP, finding that THPP was in trespass and assessing trespass damages of approximately $4 million (including interest), which has been paid. The order also required that THPP immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.

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

Contractual Commitments and Contingencies

From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2022, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions;
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

For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update any forward-looking statement except to the extent required by applicable law.

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

Significant Financial and Other Highlights

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended March 31, 2022 and March 31, 2021 are shown in the chart below. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.

Other Highlights

•Generated net cash provided by operating activities of $1,125 million and free cash flow of $850 million in the first quarter of 2022.
•Announced a first quarter 2022 distribution of $0.7050 per common unit, resulting in a distribution coverage ratio of 1.65x for the first quarter.
•Returned $100 million of cash to unitholders through the repurchase of over 3 million common units under our unit repurchase program.
•Issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC Intercompany Loan Agreement and the MPLX Credit Agreement.

Current Economic Environment

Through the first three months of 2022, we continue to see recovery in the environment in which our business operates. We are unable to predict the potential effects that further resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine may have on our financial position and results. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, embedding a low-cost culture, and portfolio optimization.

Non-GAAP Financial Information

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, free cash flow (“FCF”) and free cash flow after distributions. The amount of Adjusted EBITDA and DCF generated is considered by the board of directors of our general partner in approving MPLX’s cash distributions. Management also utilizes Segment Adjusted EBITDA in evaluating the financial performance of our segments. The use of this measure allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources.

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) interest and other financial costs; (iv) impairment expense; (v) income from equity method investments; (vi) distributions and adjustments related to equity method investments; (vii) noncontrolling interests; and (viii) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment capital expenditures paid out; and (vi) other adjustments as deemed necessary. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments.

We define FCF as net cash provided by operating activities adjusted for (i) net cash used in investing activities; (ii) cash contributions from MPC; (iii) cash contributions from noncontrolling interests and (iv) cash distributions to noncontrolling interests. We define free cash flow after distributions as FCF less base distributions to common and preferred unitholders.

We believe that the presentation of Adjusted EBITDA, DCF, FCF and free cash flow after distributions provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to FCF and free cash flow after distributions is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see the Results of Operations section. For a reconciliation of FCF and free cash flow after distributions to their most directly comparable measure calculated and presented in accordance with GAAP, see the Liquidity and Capital resources section.

Comparability of our Financial Results

The Javelina divestiture, which was completed on February 12, 2021, has impacted comparability of our financial results. Prior to the sale, Javelina was reported within the G&P segment.

During the normal course of business, we amend or modify our contractual agreements with customers. These amendments or modifications require the agreements to be reassessed under ASC 842, which can impact the classification of revenues or costs associated with the agreement. These reassessments may impact the comparability of our financial results.

Results of Operations

The following tables and discussion are a summary of our results of operations for the three months ended March 31, 2022 and 2021, including a reconciliation of Adjusted EBITDA and DCF from “Net income” and “Net cash provided by operating activities,” to the most directly comparable GAAP financial measures.

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Revenues and other income:
Total revenues and other income	$2,610	$2,339	$271
Costs and expenses:
Cost of revenues (excludes items below)	287	273	14
Purchased product costs	467	276	191
Rental cost of sales	37	32	5
Rental cost of sales - related parties	15	39	(24)
Purchases - related parties	319	298	21
Depreciation and amortization	313	329	(16)
General and administrative expenses	78	86	(8)
Other taxes	34	32	2
Total costs and expenses	1,550	1,365	185
Income from operations	1,060	974	86
Related party interest and other financial costs	4	—	4
Interest expense, net of amounts capitalized	198	198	—
Other financial costs	20	27	(7)
Income before income taxes	838	749	89
Provision for income taxes	5	1	4
Net income	833	748	85
Less: Net income attributable to noncontrolling interests	8	9	(1)
Net income attributable to MPLX LP	825	739	86

Adjusted EBITDA attributable to MPLX LP(1)	1,393	1,352	41
DCF attributable to GP and LP unitholders(1)	$1,178	$1,106	$72
(1)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$833	$748	$85
Provision for income taxes	5	1	4
Interest and other financial costs	222	225	(3)
Income from operations	1,060	974	86
Depreciation and amortization	313	329	(16)
Income from equity method investments	(99)	(70)	(29)
Distributions/adjustments related to equity method investments	132	121	11
Other	(4)	8	(12)
Adjusted EBITDA	1,402	1,362	40
Adjusted EBITDA attributable to noncontrolling interests	(9)	(10)	1
Adjusted EBITDA attributable to MPLX LP	1,393	1,352	41
Deferred revenue impacts	24	22	2
Sales-type lease payments, net of income	5	—	5
Net interest and other financial costs(1)	(204)	(220)	16
Maintenance capital expenditures, net of reimbursements	(14)	(11)	(3)
Equity method investment capital expenditures paid out	(3)	(1)	(2)
Other	9	(5)	14
DCF	1,210	1,137	73
Preferred unit distributions	(32)	(31)	(1)
DCF attributable to GP and LP unitholders	$1,178	$1,106	$72
(1)    Excludes gain/ loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,125	$1,124	$1
Changes in working capital items	118	37	81
All other, net	(45)	(15)	(30)
Gain on extinguishment of debt	—	(12)	12
Net interest and other financial costs(1)	204	220	(16)
Other adjustments to equity method investment distributions	12	2	10
Other	(12)	6	(18)
Adjusted EBITDA	1,402	1,362	40
Adjusted EBITDA attributable to noncontrolling interests	(9)	(10)	1
Adjusted EBITDA attributable to MPLX LP	1,393	1,352	41
Deferred revenue impacts	24	22	2
Sales-type lease payments, net of income	5	—	5
Net interest and other financial costs(1)	(204)	(220)	16
Maintenance capital expenditures, net of reimbursements	(14)	(11)	(3)
Equity method investment capital expenditures paid out	(3)	(1)	(2)
Other	9	(5)	14
DCF	1,210	1,137	73
Preferred unit distributions	(32)	(31)	(1)
DCF attributable to GP and LP unitholders	$1,178	$1,106	$72
(1)    Excludes gain/ loss on extinguishment of debt and amortization of deferred financing costs.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Total revenues and other income increased $271 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to higher prices and volumes in most regions in the G&P segment of approximately $274 million. There were also increased pipeline fees in the L&S segment due to higher pipeline throughput outweighing decreased average tariff rates, as well as increased equity method income across both segments. These increases were partially offset by a loss on disposal of assets.

Cost of revenues increased $14 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to higher environmental response and remediation costs.

Purchased product costs increased $191 million in the first quarter of 2022 compared to the same period of 2021 This was primarily due to higher prices of $143 million in the Southwest and Southern Appalachia and higher volumes in the Southwest.

Rental cost of sales and rental cost of sales - related parties decreased $19 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties.

Purchases - related parties increased $21 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above.

Depreciation and amortization decreased $16 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to the prior year derecognition of assets reclassified as sales-type leases due to contract modifications.

Segment Results

We classify our business in the following reportable segments: L&S and G&P. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) impairment expense; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) noncontrolling interests; and (vii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three months ended March 31, 2022 and 2021.

L&S Segment
First Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Service revenue	$983	$953	$30
Rental income	175	249	(74)
Product related revenue	4	4	—
Sales-type lease revenue	111	37	74
Income from equity method investments	52	36	16
Other income	12	15	(3)
Total segment revenues and other income	1,337	1,294	43
Cost of revenues	141	144	(3)
Purchases - related parties	239	215	24
Depreciation and amortization	130	147	(17)
General and administrative expenses	43	46	(3)
Other taxes	21	19	2
Segment income from operations	763	723	40
Depreciation and amortization	130	147	(17)
Income from equity method investments	(52)	(36)	(16)
Distributions/adjustments related to equity method investments	58	58	—
Other	5	4	1
Segment adjusted EBITDA(1)	904	896	8

Capital expenditures	77	59	18
Investments in unconsolidated affiliates(2)	$68	$9	$59
(1)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.
(2)    The three months ended March 31, 2022 includes a contribution of $60 million to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Service revenue increased $30 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to a net increase in pipeline fees due to increased throughput outweighing lower average tariff rates, as well as to an increase of $15 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts. Fee escalations also contributed to the increase.

Rental income decreased $74 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to a net decrease of $88 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts. The decrease was partially offset by fee escalations.

Sales-type lease revenue - related parties increased $74 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to an increase of $73 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue due to modifications to lease contracts.

Income from equity methods investments increased $16 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to increased throughput on equity method investment pipeline systems, including the Whistler pipeline which was placed into service in the third quarter of 2021.

Cost of revenues decreased $3 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties, which is included in the decrease being explained here. The decrease was partially offset by higher environmental response and remediation costs compared to the first quarter of 2021.

Purchases - related parties increased $24 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above. This increase, and other miscellaneous increases, were partially offset by decreased employee-related costs from MPC.

Depreciation and amortization decreased $17 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to the derecognition of fixed assets due to the modification of certain lease contracts and accelerated depreciation on refining logistics assets at MPC’s idled Gallup refinery.

L&S Operating Data

	Three Months Ended March 31,
	2022	2021
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,380	3,282
Product pipelines	1,956	1,858
Total pipelines	5,336	5,140

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.93	$0.96
Product pipelines	0.82	0.79
Total pipelines	$0.89	$0.90

Terminal throughput (mbpd)	2,941	2,613

Marine Assets (number in operation)(2)
Barges	296	297
Towboats	23	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.
(2)     Represents total at end of period.

G&P Segment
First Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Service revenue	$486	$508	$(22)
Rental income	81	92	(11)
Product related revenue	661	397	264
Income from equity method investments	47	34	13
Other income/(loss)	(2)	14	(16)
Total segment revenues and other income	1,273	1,045	228
Cost of revenues	198	200	(2)
Purchased product costs	467	276	191
Purchases - related parties	80	83	(3)
Depreciation and amortization	183	182	1
General and administrative expenses	35	40	(5)
Other taxes	13	13	—
Segment income from operations	297	251	46
Depreciation and amortization	183	182	1
Income from equity method investments	(47)	(34)	(13)
Distributions/adjustments related to equity method investments	74	63	11
Other	(9)	4	(13)
Adjusted EBITDA attributable to noncontrolling interests	(9)	(10)	1
Segment Adjusted EBITDA(1)	489	456	33

Capital expenditures	95	30	65
Investments in unconsolidated affiliates	$42	$26	$16
(1)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Service revenue decreased $22 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to lower fees from lower volumes in the Rockies and Marcellus as well as a decrease in volumes due to the Javelina divestiture in the Southwest of $34 million, partially offset by an increase in fees due to a 2021 contract modification in the Marcellus resulting in a change in the presentation of the related income from rental income to service revenue.

Rental income decreased $11 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to a 2021 contract modification in the Marcellus resulting in a change in the presentation of the related income from rental income to service revenue.

Product related revenue increased $264 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to higher prices across all regions of approximately $187 million and higher processed volumes in the Southwest of $87 million. This was partially offset by a decrease in volumes primarily due to the Javelina divestiture in the Southwest.

Income from equity method investments increased $13 million in the first quarter of 2022 compared to the same period of 2021, primarily due to higher volumes and rates associated with joint ventures in the Utica, Marcellus and Southwest regions.

Other income/(loss) decreased $16 million in the first quarter of 2022 compared to the same period of 2021 primarily due to a loss on disposal of assets.

Purchased product costs increased $191 million in the first quarter of 2022 compared to the same period of 2021. This was primarily due to higher prices of $143 million in the Southwest and Southern Appalachia and higher volumes in the Southwest.

G&P Operating Data

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	MPLX LP(1)	MPLX LP Operated(2)	MPLX LP(1)	MPLX LP Operated(2)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,314	1,314	1,298	1,298
Utica Operations	—	1,813	—	1,566
Southwest Operations	1,307	1,476	1,373	1,448
Bakken Operations	147	147	146	146
Rockies Operations	394	526	470	627
Total gathering throughput	3,162	5,276	3,287	5,085

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,015	5,529	4,249	5,677
Utica Operations	—	423	—	513
Southwest Operations(3)	1,384	1,541	1,295	1,367
Southern Appalachian Operations	224	224	227	227
Bakken Operations	143	143	145	145
Rockies Operations	407	407	441	441
Total natural gas processed	6,173	8,267	6,357	8,370

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	468	468	489	489
Utica Operations(4)	—	23	—	28
Southwest Operations(3)	—	—	8	8
Southern Appalachian Operations	10	10	11	11
Bakken Operations	21	21	19	19
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(5)	503	526	531	559

	Three Months Ended March 31,
	2022	2021
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$4.57	$2.72
C2 + NGL Pricing ($ per gallon)(6)	$1.15	$0.73
(1)     This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)     This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)     The Southwest Operations for the three months ended March 31, 2021 include the Javelina complex, which was sold on February 12, 2021. The processing and fractionated volumes calculated for the number of days MPLX owned these assets during 2021 were 96 MMcf/d and 17 mbpd, respectively.
(4)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represent each region’s utilization of the complex.
(5)     Purity ethane makes up approximately 188 mbpd and 199 mbpd of total MPLX Operated, fractionated products for the three months ended March 31, 2022 and 2021, respectively. Purity ethane makes up approximately 184 mbpd and 194 mbpd of total MPLX LP consolidated, fractionated products for the three months ended March 31, 2022 and 2021, respectively.
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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $42 million at March 31, 2022 and $13 million at December 31, 2021. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities	$1,125	$1,124
Investing activities	(276)	(90)
Financing activities	(820)	(1,025)
Total	$29	$9

Net cash provided by operating activities increased $1 million in the first three months of 2022 compared to the first three months of 2021. The increase in net income was offset by working capital requirements.

Net cash used in investing activities increased $186 million in the first three months of 2022 compared to the first three months of 2021, primarily due to an increase in capital spending and an increase in contributions to equity method investments, which included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture. The first quarter of 2021 also included proceeds from the sale of our Javelina plant, which further reduced the use of cash in that period.

Financing activities were an $820 million use of cash in the first three months of 2022 compared to a $1,025 million use of cash in the first three months of 2021. The primary reason for the decrease in the use of cash was due to net debt borrowings of $57 million in the first quarter of 2022 compared to net debt repayments of $110 million in the first quarter of 2021, as well as decreased spending on the unit repurchase program of $55 million in the first quarter of 2022 compared to the first quarter of 2021.

Free Cash Flow

The following table provides a reconciliation of FCF and free cash flow after distributions from net cash provided by operating activities for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by operating activities	$1,125	$1,124
Adjustments to reconcile net cash provided by operating activities to free cash flow
Net cash used in investing activities	(276)	(90)
Contributions from MPC	10	7
Distributions to noncontrolling interests	(9)	(10)
Free cash flow	850	1,031
Distributions paid to common and preferred unitholders	(758)	(754)
Free cash flow after distributions	$92	$277

Debt and Liquidity Overview

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The 2052 Senior Notes were offered at a price to the public of 98.982 percent with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the MPC Intercompany Loan Agreement and the MPLX Credit Agreement.

As of March 31, 2022, we had $20.1 billion in aggregate principal amount of senior notes outstanding. The increase compared to year-end 2021 resulted from the issuance of the 2052 Senior Notes, as discussed above.

Our intention is to maintain an investment-grade credit profile. As of March 31, 2022, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2022, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.64 to 1.0.

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

Our liquidity totaled $4.7 billion at March 31, 2022 consisting of:

	March 31, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement(1)	$3,500	$—	$3,500
MPC Loan Agreement	1,500	(323)	1,177
Total liquidity	$5,000	$(323)	4,677
Cash and cash equivalents			42
Total liquidity			$4,719
(1)     Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under the MPC Loan Agreement, the MPLX Credit Agreement and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. We may also, from time to time, repurchase our senior notes or preferred units in the open market, in tender offers, in privately negotiated transactions or otherwise in such volumes, at market prices and upon such other terms as we deem appropriate and execute unit repurchases under our unit repurchase program. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through March 31, 2022:

(In units)	Common
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	148,951
Units redeemed in unit repurchase program	(3,119,522)
Balance at March 31, 2022	1,013,207,807

Unit Repurchase Program

During the three months ended March 31, 2022, we repurchased approximately 3 million common units at an average cost per unit of $32.06 per unit and paid $100 million of cash. As of March 31, 2022, we had repurchased a total of approximately 28 million units at an average cost per unit of $27.76 per unit for a total of $763 million under the unit repurchase program. We have $237 million remaining under our repurchase authorization.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $266 million per quarter, or $1,064 million per year, based on the number of common units outstanding at March 31, 2022.

On April 26, 2022, MPLX declared a cash distribution for the first quarter of 2022, totaling $713 million, or $0.7050 per common unit. This distribution will be paid on May 13, 2022 to common unitholders of record on May 6, 2022. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the board of directors. Accordingly, a cash distribution payment totaling $21 million was paid to Series B unitholders on February 15, 2022.

MPLX has the right to redeem some or all of the Series B preferred units, at any time, on or after February 15, 2023. MPLX will pay unitholders the Series B preferred unit redemption price of $1,000 per unit plus any accumulated and unpaid distributions up to the redemption date.

The allocation of total cash distributions is as follows for the three months ended March 31, 2022 and 2021. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions, except per unit data)	2022	2021
Distribution declared:
Limited partner units - public	$257	$262
Limited partner units - MPC	456	445
Total LP distribution declared	713	707
Series A preferred units	21	20
Series B preferred units	11	11
Total distribution declared	745	738

Quarterly cash distributions declared per limited partner common unit	$0.7050	$0.6875

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

MPLX’s initial capital investment plan for 2022 totaled $900 million which includes growth capital of $700 million, maintenance capital of $140 million and a $60 million investment in unconsolidated affiliates for the repayment of our 9.19 percent indirect share of the Bakken Pipeline joint venture’s debt due in 2022. Growth capital expenditures and investments in affiliates during the three months ended March 31, 2022 were primarily for gas gathering, processing and de-ethanization projects in our Bakken, Marcellus, and Southwest basins and the expansion of our crude gathering systems in the Permian and Bakken basins. Spending for the quarter also included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2022	2021
Capital expenditures:
Growth capital expenditures	$148	$71
Investments in unconsolidated affiliates	110	35
Capitalized interest	(2)	(5)
Total growth capital expenditures	256	101
Maintenance capital expenditures	24	18
Maintenance capital reimbursements	(10)	(7)
Total maintenance capital expenditures	14	11

Total growth and maintenance capital expenditures	270	112
Investments in unconsolidated affiliates(1)	(110)	(35)
Growth and maintenance capital reimbursements(2)	10	7
Decrease in capital accruals	(3)	37
Capitalized interest	2	5
Additions to property, plant and equipment, net(1)	$169	$126
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)    Growth and maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of March 31, 2022, our contractual cash obligations included third-party and related party debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2022, our third-party long-term debt obligations increased by $1.2 billion, primarily due to the issuance of the $1.5 billion aggregate principal amount of 4.950 percent 2052 Senior Notes, discussed above. A portion of the issuance was used to repay amounts outstanding on the MPLX Credit Agreement. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2021.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Note 14. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

Transactions with Related Parties

At March 31, 2022, MPC owned our non-economic general partnership interest and held approximately 64 percent of our outstanding common units.

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

The below table shows the percentage of “Total revenues and other income” as well as “Total costs and expenses” with MPC:

	Three Months Ended March 31,
	2022	2021
Total revenues and other income	48%	51%
Total costs and expenses	24%	29%

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 4 of the Notes to the Consolidated Financial Statements in this report.

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

During the three months ended March 31, 2022, environmental remediation costs increased due to a release of crude oil on our pipeline near Edwardsville, Illinois in March of 2022. There have been no additional changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

As of March 31, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Standards Not Yet Adopted

While new financial accounting pronouncements will be effective for our financial statements in the future, there are no standards that have not yet been adopted that are expected to have a material impact on our financial statements. Accounting standards are discussed in Note 2 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2022, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2022 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2021.

Outstanding Derivative Contracts

See Notes 9 and 10 to the unaudited consolidated financial statements for more information about the fair value measurement of our natural gas embedded derivative, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

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

(In millions)	Fair Value as of March 31, 2022(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2022(3)
Outstanding debt
Fixed-rate	$20,392	$1,832	N/A
Variable-rate(4)	$—	$—	$1
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2022.
(3)    Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2022.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of March 31, 2022.

At March 31, 2022, our portfolio of long-term debt consisted of fixed-rate instruments and also provides for borrowings under our revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 9 to the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Edwardsville Incident

In March 2022, the State of Illinois brought an action against Marathon Pipe Line LLC, an indirect wholly owned subsidiary of MPLX LP, asserting various violations and demanding a permanent injunction and civil penalties in connection with a March 2022 release of crude oil on a pipeline near Edwardsville, Illinois. We are negotiating a settlement of the allegations and cannot currently estimate the timing of the resolution of this matter.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended March 31, 2022, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
1/01/2022-1/31/2022	1,371,325	$31.36	1,371,325	$294
2/01/2022-2/28/2022	570,396	32.37	570,396	275
3/01/2022-3/31/2022	1,177,801	32.72	1,177,801	$237
Total	3,119,522	$32.06	3,119,522
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes commissions paid to brokers during the quarter.
(2)On November 2, 2020, we announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s common units held by the public. This unit repurchase authorization has no expiration date.

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Form of 2022 MPLX Phantom Unit Award Agreement					X
10.2	CEO Phantom Unit Award Agreement, as Amended					X
10.3	CEO Performance Unit Award Agreement – 2020-2022 Performance Cycle, as Amended					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 3, 2022	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)