Form 10-Q
period 2022-06-30
MPLX LP
filed 2022-08-02
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

MPLX LP had 1,012,204,900 common units outstanding at July 29, 2022.

Unless the context otherwise requires, references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. Additionally, throughout this Quarterly Report on Form 10-Q, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 U.S. gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Btu	One British thermal unit, an energy measurement
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
GAAP	Accounting principles generally accepted in the United States of America
G&P	Gathering and Processing segment
LIBOR	London Interbank Offered Rate
L&S	Logistics and Storage segment
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

Part I—Financial Information

Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2022	2021	2022	2021
Revenues and other income:
Service revenue	$577	$578	$1,131	$1,167
Service revenue - related parties	938	907	1,853	1,779
Service revenue - product related	118	76	241	153
Rental income	102	99	193	198
Rental income - related parties	198	168	363	410
Product sales	698	304	1,195	586
Product sales - related parties	51	31	96	73
Sales-type lease revenue - related parties	114	136	225	173
Income from equity method investments	111	66	210	136
Other income (loss)	6	3	(11)	4
Other income - related parties	27	27	54	55
Total revenues and other income	2,940	2,395	5,550	4,734
Costs and expenses:
Cost of revenues (excludes items below)	323	293	610	566
Purchased product costs	663	338	1,130	614
Rental cost of sales	42	32	79	64
Rental cost of sales - related parties	19	23	34	62
Purchases - related parties	351	297	670	595
Depreciation and amortization	310	318	623	647
Impairment expense	—	42	—	42
General and administrative expenses	82	87	160	173
Other taxes	33	34	67	66
Total costs and expenses	1,823	1,464	3,373	2,829
Income from operations	1,117	931	2,177	1,905
Related party interest and other financial costs	1	2	5	2
Interest expense (net of amounts capitalized of $3 million, $5 million, $5 million and $10 million respectively)	212	195	410	393
Other financial costs	20	19	40	46
Income before income taxes	884	715	1,722	1,464
Provision for income taxes	—	—	5	1
Net income	884	715	1,717	1,463
Less: Net income attributable to noncontrolling interests	9	9	17	18
Net income attributable to MPLX LP	875	706	1,700	1,445
Less: Series A preferred unitholders interest in net income	21	21	42	41
Less: Series B preferred unitholders interest in net income	10	10	21	21
Limited partners’ interest in net income attributable to MPLX LP	$844	$675	$1,637	$1,383
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.83	$0.66	$1.61	$1.34
Common - diluted	$0.83	$0.66	$1.61	$1.34
Weighted average limited partner units outstanding:
Common - basic	1,012	1,029	1,013	1,033
Common - diluted	1,012	1,029	1,014	1,033
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income	$884	$715	$1,717	$1,463
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	9	(2)
Comprehensive income	884	715	1,726	1,461
Less comprehensive income attributable to:
Noncontrolling interests	9	9	17	18
Comprehensive income attributable to MPLX LP	$875	$706	$1,709	$1,443

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$298	$13
Receivables, net	789	654
Current assets - related parties	731	644
Inventories	157	142
Other current assets	43	54
Total current assets	2,018	1,507
Equity method investments	4,099	3,981
Property, plant and equipment, net	19,767	20,042
Intangibles, net	768	831
Goodwill	7,645	7,657
Right of use assets, net	300	268
Noncurrent assets - related parties	1,142	1,161
Other noncurrent assets	49	60
Total assets	35,788	35,507
Liabilities
Current liabilities:
Accounts payable	352	172
Accrued liabilities	415	363
Current liabilities - related parties	403	1,780
Accrued property, plant and equipment	104	97
Long-term debt due within one year	1,000	499
Accrued interest payable	224	202
Operating lease liabilities	45	59
Other current liabilities	198	176
Total current liabilities	2,741	3,348
Long-term deferred revenue	429	383
Long-term liabilities - related parties	303	302
Long-term debt	18,775	18,072
Deferred income taxes	14	10
Long-term operating lease liabilities	250	205
Other long-term liabilities	167	170
Total liabilities	22,679	22,490
Commitments and contingencies (see Note 15)
Series A preferred units (30 million and 30 million units issued and outstanding)	965	965
Equity
Common unitholders - public (365 million and 369 million units issued and outstanding)	8,518	8,579
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	2,784	2,638
Series B preferred units (0.6 million and 0.6 million units issued and outstanding)	611	611
Accumulated other comprehensive loss	(8)	(17)
Total MPLX LP partners’ capital	11,905	11,811
Noncontrolling interests	239	241
Total equity	12,144	12,052
Total liabilities, preferred units and equity	$35,788	$35,507

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Operating activities:
Net income	$1,717	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	36	35
Depreciation and amortization	623	647
Impairment expense	—	42
Deferred income taxes	4	(1)
Loss on disposal of assets	16	1
Income from equity method investments	(210)	(136)
Distributions from unconsolidated affiliates	258	239
Change in fair value of derivatives	(16)	39
Changes in:
Current receivables	(131)	(83)
Inventories	(15)	(8)
Current accounts payable and accrued liabilities	253	77
Current assets/current liabilities - related parties	—	101
Right of use assets/operating lease liabilities	—	1
Deferred revenue	41	43
All other, net	36	29
Net cash provided by operating activities	2,612	2,489
Investing activities:
Additions to property, plant and equipment	(294)	(235)
Acquisitions, net of cash acquired	(28)	—
Disposal of assets	67	74
Investments in unconsolidated affiliates	(156)	(84)
Net cash used in investing activities	(411)	(245)
Financing activities:
Long-term debt - borrowings	2,385	2,800
- repayments	(1,201)	(3,746)
Related party debt - borrowings	2,824	4,435
- repayments	(4,274)	(3,942)
Debt issuance costs	(16)	—
Unit repurchases	(135)	(310)
Distributions to noncontrolling interests	(19)	(20)
Distributions to Series A preferred unitholders	(42)	(41)
Distributions to Series B preferred unitholders	(21)	(21)
Distributions to unitholders and general partner	(1,430)	(1,421)
Contributions from MPC	17	17
All other, net	(4)	(2)
Net cash used in financing activities	(1,916)	(2,251)
Net increase/ (decrease) in cash, cash equivalents and restricted cash	285	(7)
Cash, cash equivalents and restricted cash at beginning of period	13	15
Cash, cash equivalents and restricted cash at end of period	$298	$8

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2020	$9,384	$2,792	$611	$(15)	$245	$13,017	$968
Net income	266	443	11	—	9	729	20
Unit repurchases	(155)	—	—	—	—	(155)	—
Distributions	(269)	(445)	(21)	—	(10)	(745)	(20)
Contributions	—	7	—	—	—	7	—
Other	—	(1)	—	(2)	—	(3)	—
Balance at March 31, 2021	9,226	2,796	601	(17)	244	12,850	968
Net income	251	423	10	—	9	693	21
Unit repurchases	(155)	—	—	—	—	(155)	—
Distributions	(262)	(445)	—	—	(10)	(717)	(21)
Contributions	—	122	—	—	—	122	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2021	$9,061	$2,897	$611	$(17)	$243	$12,795	$968

Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	287	506	11	—	8	812	21
Unit repurchases	(100)	—	—	—	—	(100)	—
Distributions	(260)	(456)	(21)	—	(9)	(746)	(21)
Contributions	—	10	—	—	—	10	—
Other	(1)	—	—	9	—	8	—
Balance at March 31, 2022	8,505	2,698	601	(8)	240	12,036	965
Net income	304	540	10	—	9	863	21
Unit repurchases	(35)	—	—	—	—	(35)	—
Distributions	(257)	(457)	—	—	(10)	(724)	(21)
Contributions	—	2	—	—	—	2	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2022	$8,518	$2,784	$611	$(8)	$239	$12,144	$965

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business

MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to “MPC” refer collectively to Marathon Petroleum Corporation as our sponsor and its subsidiaries, other than the Partnership. We are engaged in the gathering, transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products; the gathering, processing and transportation of natural gas; and the transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

MPLX’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly owned consolidated subsidiaries, the interests owned by third parties have been recorded as Noncontrolling interests on the accompanying Consolidated Balance Sheets. Intercompany investments, accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in VIEs in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

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

3. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	June 30,	June 30,	December 31,
(In millions, except ownership percentages)	2022	2022	2021
L&S
MarEn Bakken Company LLC(1)	25%	$493	$449
Illinois Extension Pipeline Company, L.L.C.	35%	244	243
LOOP LLC	41%	278	265
Andeavor Logistics Rio Pipeline LLC(2)	67%	180	183
Minnesota Pipe Line Company, LLC	17%	182	183
Whistler Pipeline LLC(2)	38%	174	155
Explorer Pipeline Company	25%	59	66
W2W Holdings LLC(2)	50%	59	58
Other(2)		136	116
Total L&S		1,805	1,718
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	683	680
Sherwood Midstream LLC(2)	50%	535	544
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	339	332
MarkWest Torñado GP, L.L.C.(2)	60%	286	246
Rendezvous Gas Services, L.L.C.(2)	78%	143	147
Sherwood Midstream Holdings LLC(2)	51%	130	136
Centrahoma Processing LLC	40%	134	133
Other(2)		44	45
Total G&P		2,294	2,263
Total		$4,099	$3,981
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.
(2)    Investments deemed to be VIEs. Some investments included within Other have also been deemed to be VIEs.

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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of June 30, 2022, MPLX has a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2022.

Summarized financial information for MPLX’s equity method investments for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30, 2022
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$550	$637	$1,187
Costs and expenses	299	279	578
Income from operations	251	358	609
Net income	227	328	555
Income from equity method investments	$124	$86	$210

	Six Months Ended June 30, 2021
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$336	$607	$943
Costs and expenses	217	284	501
Income from operations	119	323	442
Net income	105	283	388
Income from equity method investments	$73	$63	$136

Summarized balance sheet information for MPLX’s equity method investments as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022
(In millions)	VIEs	Non-VIEs	Total
Current assets	$363	$394	$757
Noncurrent assets	7,583	5,062	12,645
Current liabilities	292	249	541
Noncurrent liabilities	$2,464	$805	$3,269

	December 31, 2021
(In millions)	VIEs	Non-VIEs	Total
Current assets	$335	$411	$746
Noncurrent assets	7,439	4,895	12,334
Current liabilities	217	310	527
Noncurrent liabilities	$2,461	$788	$3,249

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

On June 30, 2022, MPLX and MPC entered into a Master Amendment to Transportation Services Agreements (“Master Amendment”). The Master Amendment extends the term of six transportation services agreements through 2032 and provides for automatic renewals of up to two additional five-year terms, subject to either party providing written notice at least six months prior to the end of the then-current term.

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

Activity on the MPC Loan Agreement was as follows:

	Six Months Ended June 30,
(In millions)	2022	2021
Borrowings	$2,824	$4,435
Average interest rate of borrowings	1.458%	1.354%
Repayments	$4,274	$3,942
Outstanding balance at end of period	$—	$493

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline and trucking transportation services based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. These agreements are classified as Other income - related parties on the Consolidated Statements of Income.

Certain product sales to MPC net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2022, these sales totaled $281 million and $574 million, respectively. For the three and six months ended June 30, 2021, these sales totaled $177 million and $345 million, respectively.

Related Party Expenses

MPC charges MPLX for executive management services and certain general and administrative services to MPLX under the terms of our omnibus agreements (“Omnibus charges”). Omnibus charges included in Rental cost of sales - related parties primarily relate to services that support MPLX’s rental operations and maintenance of assets available for rent, as well as compensation expenses. Omnibus charges included in Purchases - related parties primarily relate to services that support MPLX’s operations and maintenance activities, as well as compensation expenses. Omnibus charges included in General and administrative expenses primarily relate to services that support MPLX’s executive management, accounting and human resources activities. MPLX also obtains employee services from MPC under employee services agreements (“ESA charges”). ESA charges for personnel directly involved in or supporting operations and maintenance activities related to rental services are classified as Rental cost of sales - related parties. ESA charges for personnel directly involved in or supporting operations and maintenance activities related to other services are classified as Purchases - related parties. ESA charges for personnel involved in executive management, accounting and human resources activities are classified as General and administrative expenses. In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain lease agreements with MPC.

For the three and six months ended June 30, 2022, General and administrative expenses incurred from MPC totaled $58 million and $113 million, respectively. For the three and six months ended June 30, 2021, General and administrative expenses incurred from MPC totaled $63 million and $120 million, respectively.

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and six months ended June 30, 2022, these charges totaled $19 million and $38 million, respectively. For the three and six months ended June 30, 2021, these charges totaled $15 million and $27 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing on the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue on minimum volume commitments. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts received under these agreements (excluding payments received under agreements classified as sales-type leases) are recorded as Current liabilities - related parties. In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in Current liabilities - related parties. Deficiency payments under agreements that have been classified as sales-type leases are recorded as a reduction against the corresponding lease receivable. In addition, capital projects MPLX undertakes at the request of MPC are reimbursed in cash and recognized as revenue over the remaining term of the applicable agreements or in some cases, as a contribution from MPC.

(In millions)	June 30, 2022	December 31, 2021
Current assets - related parties
Receivables	$628	$555
Prepaid	10	4
Other	2	3
Lease receivables	91	82
Total	731	644
Noncurrent assets - related parties
Long-term receivables	27	31
Right of use assets	229	229
Long-term lease receivables	822	854
Unguaranteed residual asset	64	47
Total	1,142	1,161
Current liabilities - related parties
MPC loan agreement and other payables(1)	329	1,702
Operating lease liabilities	1	1
Deferred revenue - Minimum volume deficiencies	32	35
Deferred revenue - Project reimbursements	41	42
Total	403	1,780
Long-term liabilities - related parties
Long-term operating lease liabilities	228	228
Long-term deferred revenue - Project reimbursements	75	74
Total	$303	$302
(1)    Includes $1,450 million as of December 31, 2021 related to outstanding borrowings on the intercompany loan with MPC, which are included in Current liabilities - related parties on the Consolidated Balance Sheets. There were no borrowings outstanding on the intercompany loan with MPC as of June 30, 2022.

5. Equity

The changes in the number of common units during the six months ended June 30, 2022 are summarized below:

(In units)	Common Units
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	183,478
Units redeemed in unit repurchase program	(4,156,956)
Balance at June 30, 2022	1,012,204,900

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public.

Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2022	2021	2022	2021
Number of common units repurchased	1	6	4	12
Cash paid for common units repurchased	$35	$155	$135	$310
Average cost per unit	$33.74	$27.40	$32.48	$26.02

As of June 30, 2022, we had $202 million remaining under the existing unit repurchase authorization. On August 2, 2022, MPLX announced the board of directors approved an incremental $1 billion unit repurchase authorization. The unit repurchase authorizations have no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

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

Cash distributions

On July 26, 2022, MPLX declared a cash distribution for the second quarter of 2022, totaling $714 million, or $0.7050 per common unit. This distribution will be paid on August 12, 2022 to common unitholders of record on August 5, 2022. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2022 and 2021 are summarized below:

(Per common unit)	2022	2021
March 31,	$0.7050	$0.6875
June 30,	0.7050	0.6875

In accordance with the distribution rights discussed above, MPLX will make a cash distribution totaling $21 million to Series B unitholders on August 15, 2022.

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and six months ended June 30, 2022 and 2021. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$714	$705	$1,427	$1,412
Series A preferred unit distributions	21	21	42	41
Series B preferred unit distributions	10	10	21	21
Total cash distributions declared	$745	$736	$1,490	$1,474
6. Net Income Per Limited Partner Unit

Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.

During the three and six months ended June 30, 2022 and 2021, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2022 and 2021 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income attributable to MPLX LP	$875	$706	$1,700	$1,445
Less: Distributions declared on Series A preferred units	21	21	42	41
Distributions declared on Series B preferred units	10	10	21	21
Limited partners’ distributions declared on MPLX common units (including common units of general partner)	714	705	1,427	1,412
Undistributed net gain/ (loss) attributable to MPLX LP	$130	$(30)	$210	$(29)

	Three Months Ended June 30, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$714	$21	$10	$745
Undistributed net gain attributable to MPLX LP	126	$4	—	130
Net income attributable to MPLX LP(1)	$840	$25	$10	$875
Weighted average units outstanding:
Basic	1,012
Diluted	1,012
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.83
Diluted	$0.83
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

	Six Months Ended June 30, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$1,427	$42	$21	$1,490
Undistributed net gain attributable to MPLX LP	204	6	—	210
Net income attributable to MPLX LP(1)	$1,631	$48	$21	$1,700
Weighted average units outstanding:
Basic	1,013
Diluted	1,014
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.61
Diluted	$1.61
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

•L&S – gathers, transports, stores and distributes crude oil, refined products, and other hydrocarbon-based products. Also includes the operation of refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities, and storage caverns.
•G&P – gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs.

Our CEO evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) impairment expense; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) noncontrolling interests; and (vii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CEO and thus are not reported in our disclosures.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
L&S
Service revenue	$1,010	$992	$1,993	$1,945
Rental income	208	176	383	425
Product related revenue	7	4	11	8
Sales-type lease revenue	114	136	225	173
Income from equity method investments	59	35	111	71
Other income	22	16	34	31
Total segment revenues and other income(1)	1,420	1,359	2,757	2,653
Segment Adjusted EBITDA(2)	966	947	1,870	1,843
Capital expenditures	81	76	158	135
Investments in unconsolidated affiliates	10	13	78	22
G&P
Service revenue	505	493	991	1,001
Rental income	92	91	173	183
Product related revenue	860	407	1,521	804
Income from equity method investments	52	31	99	65
Other income	11	14	9	28
Total segment revenues and other income(1)	1,520	1,036	2,793	2,081
Segment Adjusted EBITDA(2)	491	427	980	883
Capital expenditures	95	36	190	66
Investments in unconsolidated affiliates	$36	$36	$78	$62
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $158 million and $293 million for the three and six months ended June 30, 2022, respectively, and $138 million and $267 million for the three and six months ended June 30, 2021, respectively. Third party revenues for the G&P segment were $1,454 million and $2,666 million for the three and six months ended June 30, 2022, respectively, and $988 million and $1,977 million for the three and six months ended June 30, 2021, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.

The table below provides a reconciliation between Net income and Segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$966	$947	$1,870	$1,843
G&P Segment Adjusted EBITDA	491	427	980	883
Total reportable segments	1,457	1,374	2,850	2,726
Depreciation and amortization(1)	(310)	(318)	(623)	(647)
Impairment expense	—	(42)	—	(42)
Interest and other financial costs	(233)	(216)	(455)	(441)
Income from equity method investments	111	66	210	136
Distributions/adjustments related to equity method investments	(152)	(121)	(284)	(242)
Other	1	(38)	—	(47)
Adjusted EBITDA attributable to noncontrolling interests	10	10	19	20
Net income	$884	$715	$1,717	$1,463
(1)    Depreciation and amortization attributable to L&S was $129 million and $259 million for the three and six months ended June 30, 2022, respectively, and $136 million and $283 million for the three and six months ended June 30, 2021, respectively. Depreciation and amortization attributable to G&P was $181 million and $364 million for the three and six months ended June 30, 2022, respectively, and $182 million and $364 million for the three and six months ended June 30, 2021, respectively.

8. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	June 30, 2022			December 31, 2021
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation(1)	Net PP&E
L&S	$12,442	$3,424	$9,018	$12,371	$3,227	$9,144
G&P	14,312	3,563	10,749	14,175	3,277	10,898
Total	$26,754	$6,987	$19,767	$26,546	$6,504	$20,042
(1)    Includes property, plant and equipment impairment charges recorded in the second quarter of 2021, as discussed below.

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

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.72 to $1.98 per gallon with a weighted average of $0.98 per gallon and (2) the probability of renewal of 100 percent for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity derivative contracts as of June 30, 2022 or December 31, 2021.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Embedded derivatives in commodity contracts (net):
Fair value at beginning of period	$(99)	$(66)	$(108)	$(63)
Total gain/ (loss) (realized and unrealized) included in earnings(1)	4	(39)	8	(45)
Settlements	3	3	8	6
Fair value at end of period	(92)	(102)	(92)	(102)
The amount of total gain/ (loss) for the period included in earnings attributable to the change in unrealized gain/ (loss) relating to liabilities still held at end of period	$3	$(39)	$8	$(41)
(1)     Gain/ (loss) on derivatives embedded in commodity contracts are recorded in Purchased product costs on the Consolidated Statements of Income.

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

The fair value of MPLX’s debt is estimated based on recent market non-binding indicative quotes. The debt fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	June 30, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$18,604	$19,881	$20,779	$18,664
(1)    Amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties on the Consolidated Balance Sheets.

10. Derivative Financial Instruments

As of June 30, 2022, MPLX had no commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs on the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 9. As of June 30, 2022 and December 31, 2021, the estimated fair value of this contract was a liability of $92 million and $108 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2022 and December 31, 2021, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	June 30, 2022		December 31, 2021
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts
Other current assets / Other current liabilities	$—	$(14)	$—	$(15)
Other noncurrent assets / Other long-term liabilities	—	(78)	—	(93)
Total	$—	$(92)	$—	$(108)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Purchased product costs
Realized loss	$(3)	$(3)	$(8)	$(6)
Unrealized gain/ (loss)	7	(36)	16	(39)
Purchased product cost derivative gain/ (loss)	$4	$(39)	$8	$(45)

11. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2022	December 31, 2021
MPLX LP:
MPLX Credit Agreement	$—	$300
Fixed rate senior notes	20,032	18,532
Consolidated subsidiaries:
MarkWest	23	23
ANDX	45	45
Financing lease obligations	8	9
Total	20,108	18,909
Unamortized debt issuance costs	(114)	(102)
Unamortized discount	(219)	(236)
Amounts due within one year	(1,000)	(499)
Total long-term debt due after one year	$18,775	$18,072

Credit Agreement

On July 7, 2022, MPLX entered into a new five-year credit agreement (the “New MPLX Credit Agreement”) to replace the previous $3.5 billion credit facility that was scheduled to expire July 2024. The New MPLX Credit Agreement, among other things, provides for a $2 billion unsecured revolving credit facility that matures in July 2027. The New MPLX Credit Agreement provides for letter of credit issuing capacity under the facility of $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity of the New MPLX Credit Agreement. The financial covenants of the New MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the New MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the New MPLX Credit Agreement, plus an applicable margin.

During the six months ended June 30, 2022, MPLX borrowed $900 million under the MPLX Credit Agreement, at an average interest rate of 1.454 percent, and repaid $1,200 million. At June 30, 2022, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of approximately $3.5 billion.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2022 and 2058 with interest rates ranging from 1.750 percent to 5.500 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The 2052 Senior Notes were offered at a price to the public of 98.982 percent with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the intercompany loan agreement with MPC and the MPLX revolving credit facility.

12. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$77	$500	$577
Service revenue - related parties	933	5	938
Service revenue - product related	—	118	118
Product sales	2	696	698
Product sales - related parties	5	46	51
Total revenues from contracts with customers	$1,017	$1,365	2,382
Non-ASC 606 revenue(1)			558
Total revenues and other income			$2,940

	Three Months Ended June 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$91	$487	$578
Service revenue - related parties	901	6	907
Service revenue - product related	—	76	76
Product sales	1	303	304
Product sales - related parties	3	28	31
Total revenues from contracts with customers	$996	$900	1,896
Non-ASC 606 revenue(1)			499
Total revenues and other income			$2,395

	Six Months Ended June 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$149	$982	$1,131
Service revenue - related parties	1,844	9	1,853
Service revenue - product related	—	241	241
Product sales	3	1,192	1,195
Product sales - related parties	8	88	96
Total revenues from contracts with customers	$2,004	$2,512	4,516
Non-ASC 606 revenue(1)			1,034
Total revenues and other income			$5,550

	Six Months Ended June 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$175	$992	$1,167
Service revenue - related parties	1,770	9	1,779
Service revenue - product related	—	153	153
Product sales	2	584	586
Product sales - related parties	6	67	73
Total revenues from contracts with customers	$1,953	$1,805	3,758
Non-ASC 606 revenue(1)			976
Total revenues and other income			$4,734
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income.

Contract Balances

Contract assets typically relate to deficiency payments related to minimum volume commitments and aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in Other current assets and Other noncurrent assets on the Consolidated Balance Sheets.

Contract liabilities, which we refer to as Deferred revenue and Long-term deferred revenue, typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. Related to minimum volume commitments, breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.

Receivables, net primarily relate to our commodity sales. Portions of the Receivables, net balance are attributed to the sale of commodity product controlled by MPLX prior to sale while a significant portion of the balance relates to the sale of commodity product on behalf of our producer customers. The sales and related Receivables, net are commingled and excluded from the table below. MPLX remits the net sales price back to our producer customers upon completion of the sale. Each period end, certain amounts within accounts payable relate to our payments to producer customers. Such amounts are not deemed material at period end as a result of when we settle with each producer.

The tables below reflect the changes in ASC 606 contract balances of each respective line, for the six-month periods ended June 30, 2022 and 2021:

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2022
Contract assets	$25	$(14)	$—	$11
Long-term contract assets	2	—	—	2
Deferred revenue	56	26	(25)	57
Deferred revenue - related parties	60	54	(57)	57
Long-term deferred revenue	135	17	—	152
Long-term deferred revenue - related parties	31	(3)	—	28
Long-term contract liabilities	$5	$—	$—	$5

(In millions)	Balance at December 31, 2020	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2021
Contract assets	$40	$(25)	$1	$16
Long-term contract assets	2	—	—	2
Deferred revenue	37	24	(17)	44
Deferred revenue - related parties	91	37	(50)	78
Long-term deferred revenue	119	9	—	128
Long-term deferred revenue - related parties	48	(8)	—	40
Long-term contract liabilities	$6	$—	$—	$6
(1)     No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of June 30, 2022, unsatisfied performance obligations included on the Consolidated Balance Sheets are $293 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 22 years. A portion of this amount is not disclosed in the table below as it is deemed variable consideration due to volume variability.

(In millions)
2022	$943
2023	1,727
2024	1,601
2025	1,530
2026	1,373
2027 and thereafter	1,865
Total revenue on remaining performance obligations(1)(2)(3)	$9,039
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

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

13. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$393	$414
Income taxes paid	$1	$1

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is the change of additions to property, plant and equipment related to capital accruals:

	Six Months Ended June 30,
(In millions)	2022	2021
Increase/ (decrease) in capital accruals	$54	$(34)

14. Leases

Lease revenues included on the Consolidated Statements of Income were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$198	$102	$168	$99
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	112	—	135	—
Interest income (Revenue from variable lease payments)	2	—	1	—
Sales-type lease revenue	$114	$—	$136	$—

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$363	$193	$410	$198
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	222	—	172	—
Interest income (Revenue from variable lease payments)	3	—	1	—
Sales-type lease revenue	$225	$—	$173	$—

See Note 4 for additional information on where related party lease assets are recorded in the Consolidated Balance Sheets. Capital expenditures related to assets subject to sales-type lease arrangements were $18 million for the six months ended June 30, 2022, these amounts are reflected as Additions to property, plant and equipment on the Consolidated Statements of Cash Flows. As of June 30, 2022 and December 31, 2021, third party lease assets are less than $1 million and are included within the Receivables, net and Other noncurrent assets captions within the Consolidated Balance Sheets.

During the second quarter of 2021, reimbursements for projects and changes to minimum volume commitments at certain L&S locations were agreed to between MPLX and MPC. These reimbursements and minimum volume commitments relate to the storage, transportation and terminal services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be reassessed under ASC 842. As a result of the reassessment, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying assets previously shown on the Consolidated Balance Sheets associated with the sales-type leases were derecognized and the net investment in the lease (i.e., the sum of the present value of the future lease payments and the unguaranteed residual value of the assets) was recorded as a lease receivable during the respective periods. See Note 4 for the location of lease receivables and unguaranteed residual assets on the Consolidated Balance Sheets.

The difference between the net book value of the underlying assets and the net investment in the lease has been recorded as a Contribution from MPC in the Consolidated Statements of Equity given the impacted storage and terminal services agreements are related to a common control transaction. During the second quarter of 2021, MPLX derecognized approximately $421 million of property, plant and equipment, recorded a lease receivable of approximately $519 million, recorded an unguaranteed residual asset of approximately $14 million with the difference recorded as a deemed Contribution from MPC of $112 million.

15. Commitments and Contingencies

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

At June 30, 2022 and December 31, 2021, accrued liabilities for remediation totaled $27 million and $23 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

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

We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. Completion of the EIS may now be delayed as the Army Corps engages with the Standing Rock Sioux Tribe on the tribe’s reasons for withdrawing as a cooperating agency with respect to preparation of the EIS.

In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. The pipeline remains operational.

We have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

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

Contractual Commitments and Contingencies

From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2022, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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

Disclosures Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.

Forward-looking statements include, among other things, statements regarding:

•future financial and operating results;
•environmental, social and governance (“ESG”) goals and targets, including those related to greenhouse gas emissions, diversity and inclusion and ESG reporting;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investments;
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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions and market disruptions;
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
•changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment and/or strategic decisions or other developments with respect to our assets that cause impairment charges;
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

Logistics and Storage (“L&S”), and Gathering and Processing (“G&P”). The L&S segment is engaged in the gathering, transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products. The L&S segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The G&P segment provides gathering, processing and transportation of natural gas; and the transportation, fractionation, storage and marketing of NGLs.

Significant Financial and Other Highlights

Significant financial highlights including revenues and other income, income from operations, net income, adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended June 30, 2022 and June 30, 2021 are shown in the chart below. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.
Other Highlights

•Generated net cash provided by operating activities of $1,487 million and free cash flow after distributions of $614 million in the second quarter of 2022.
•Announced a second quarter 2022 distribution of $0.7050 per common unit, resulting in a distribution coverage ratio of 1.69x for the second quarter.
•Returned $35 million and $135 million of cash to unitholders in the three and six months ended June 30, 2022, respectively, through the repurchase of common units under our unit repurchase program. We repurchased 1,037,434 and 4,156,956 common units during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had $202 million remaining under the existing unit repurchase authorization.
•On August 2, 2022, MPLX announced the board of directors approved an incremental $1 billion unit repurchase authorization. The authorization has no expiration date.
•Renewed transportation service contracts with MPC, which were set to expire in 2022, extending the term by 10 years.

Current Economic Environment

Through the first six months of 2022, we continue to see recovery in the environment in which our business operates. The increase in global demand for refined products and global commodity supply constraints have contributed to improved throughputs and higher natural gas and NGL prices. We are unable to predict the potential effects that resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.

In 2022, data indicates a sharp rise in inflation in the U.S. and globally. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies and increasing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We have observed higher costs for labor and materials used in our business. We cannot predict the effect of higher inflation and fuel prices on demand for our products and services. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, embedding a low-cost culture, and portfolio optimization.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the three and six months ended June 30, 2022 and 2021, including a reconciliation of Adjusted EBITDA and DCF from Net income and Net cash provided by operating activities, to the most directly comparable GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Revenues and other income:
Total revenues and other income	$2,940	$2,395	$545	$5,550	$4,734	$816
Costs and expenses:
Cost of revenues (excludes items below)	323	293	30	610	566	44
Purchased product costs	663	338	325	1,130	614	516
Rental cost of sales	42	32	10	79	64	15
Rental cost of sales - related parties	19	23	(4)	34	62	(28)
Purchases - related parties	351	297	54	670	595	75
Depreciation and amortization	310	318	(8)	623	647	(24)
Impairment expense	—	42	(42)	—	42	(42)
General and administrative expenses	82	87	(5)	160	173	(13)
Other taxes	33	34	(1)	67	66	1
Total costs and expenses	1,823	1,464	359	3,373	2,829	544
Income from operations	1,117	931	186	2,177	1,905	272
Related party interest and other financial costs	1	2	(1)	5	2	3
Interest expense, net of amounts capitalized	212	195	17	410	393	17
Other financial costs	20	19	1	40	46	(6)
Income before income taxes	884	715	169	1,722	1,464	258
Provision for income taxes	—	—	—	5	1	4
Net income	884	715	169	1,717	1,463	254
Less: Net income attributable to noncontrolling interests	9	9	—	17	18	(1)
Net income attributable to MPLX LP	875	706	169	1,700	1,445	255

Adjusted EBITDA attributable to MPLX LP(1)	1,457	1,374	83	2,850	2,726	124
DCF attributable to GP and LP unitholders(1)	$1,206	$1,219	$(13)	$2,384	$2,325	$59
(1)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$884	$715	$169	$1,717	$1,463	$254
Provision for income taxes	—	—	—	5	1	4
Interest and other financial costs	233	216	17	455	441	14
Income from operations	1,117	931	186	2,177	1,905	272
Depreciation and amortization	310	318	(8)	623	647	(24)
Impairment expense	—	42	(42)	—	42	(42)
Income from equity method investments	(111)	(66)	(45)	(210)	(136)	(74)
Distributions/adjustments related to equity method investments	152	121	31	284	242	42
Other	(1)	38	(39)	(5)	46	(51)
Adjusted EBITDA	1,467	1,384	83	2,869	2,746	123
Adjusted EBITDA attributable to noncontrolling interests	(10)	(10)	—	(19)	(20)	1
Adjusted EBITDA attributable to MPLX LP	1,457	1,374	83	2,850	2,726	124
Deferred revenue impacts	24	40	(16)	48	62	(14)
Sales-type lease payments, net of income	5	54	(49)	10	54	(44)
Net interest and other financial costs(1)	(215)	(198)	(17)	(419)	(418)	(1)
Maintenance capital expenditures, net of reimbursements	(39)	(18)	(21)	(53)	(29)	(24)
Equity method investment capital expenditures paid out	(3)	(2)	(1)	(6)	(3)	(3)
Other	8	—	8	17	(5)	22
DCF	1,237	1,250	(13)	2,447	2,387	60
Preferred unit distributions	(31)	(31)	—	(63)	(62)	(1)
DCF attributable to GP and LP unitholders	$1,206	$1,219	$(13)	$2,384	$2,325	$59
(1)    Excludes gain/ loss on extinguishment of debt and amortization of deferred financing costs.

	Six Months Ended June 30,
(In millions)	2022	2021	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$2,612	$2,489	$123
Changes in working capital items	(148)	(131)	(17)
All other, net	(36)	(29)	(7)
Gain on extinguishment of debt	—	(12)	12
Net interest and other financial costs(1)	419	418	1
Other adjustments to equity method investment distributions	26	3	23
Other	(4)	8	(12)
Adjusted EBITDA	2,869	2,746	123
Adjusted EBITDA attributable to noncontrolling interests	(19)	(20)	1
Adjusted EBITDA attributable to MPLX LP	2,850	2,726	124
Deferred revenue impacts	48	62	(14)
Sales-type lease payments, net of income(2)	10	54	(44)
Net interest and other financial costs(1)	(419)	(418)	(1)
Maintenance capital expenditures, net of reimbursements	(53)	(29)	(24)
Equity method investment capital expenditures paid out	(6)	(3)	(3)
Other	17	(5)	22
DCF	2,447	2,387	60
Preferred unit distributions	(63)	(62)	(1)
DCF attributable to GP and LP unitholders	$2,384	$2,325	$59
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    The six months ended June 30, 2021 includes one-time impact from Refining Logistics harmonization project of $54 million.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Total revenues and other income increased $545 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher prices and volumes in most regions in the G&P segment of approximately $466 million. There were also increased revenue from terminal activities and fee escalations, as well as higher income from equity method investments.

Cost of revenues increased $30 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher spending driven by the timing of expense projects and higher operating costs.

Purchased product costs increased $325 million in the second quarter of 2022 compared to the same period of 2021 This was primarily due to higher prices of $287 million in the Southwest and Southern Appalachia and higher volumes in the Southwest, partially offset by a decrease of $43 million due to changes in the fair value of our embedded derivative.

Rental cost of sales and rental cost of sales - related parties increased $6 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher operating costs and repairs and maintenance costs in the Marcellus and to modifications to lease contracts which resulted in a greater portion of costs being recorded to purchases - related parties, as noted below.

Purchases - related parties increased $54 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in a greater portion of costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties costs, as noted above, as well as to increased transportation, employee, and project-related costs.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Total revenues and other income increased $816 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to higher prices and volumes in most regions in the G&P segment of approximately $697 million. There were also increased pipeline fees in the L&S segment due to higher pipeline throughput outweighing decreased average tariff rates, increased revenue from terminal activities, increased revenue from the recognition of volume deficiency credits, as well as a $74 million increase in income from equity method investments. These increases were partially offset by a loss on disposal of assets.

Cost of revenues increased $44 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to increased operating costs driven by the timing of expense projects and higher environmental response and remediation costs. Additionally, higher repairs and maintenance costs in the Marcellus and Rockies were partially offset by lower costs in the Southwest.

Purchased product costs increased $516 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to higher prices of $430 million in the Southwest and Southern Appalachia and higher volumes in the Southwest, partially offset by a decrease of $55 million due to changes in the fair value of our embedded derivative.

Rental cost of sales and rental cost of sales - related parties decreased $13 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties. The decreases were partially offset by increased miscellaneous expenses as well as higher operating costs and repairs and maintenance costs in the Marcellus.

Purchases - related parties increased $75 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above. There were also increased transportation costs and other miscellaneous increases. These increases were partially offset by decreased employee-related costs from MPC.

Depreciation and amortization decreased $24 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to the prior year derecognition of fixed assets resulting from the modification of certain lease contracts and accelerated depreciation on refining logistics assets at MPC’s idled Gallup refinery.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and six months ended June 30, 2022 and 2021.

L&S Segment
Second Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Service revenue	$1,010	$992	$18	$1,993	$1,945	$48
Rental income	208	176	32	383	425	(42)
Product related revenue	7	4	3	11	8	3
Sales-type lease revenue	114	136	(22)	225	173	52
Income from equity method investments	59	35	24	111	71	40
Other income	22	16	6	34	31	3
Total segment revenues and other income	1,420	1,359	61	2,757	2,653	104
Cost of revenues	159	143	16	300	287	13
Purchases - related parties	258	228	30	497	443	54
Depreciation and amortization	129	136	(7)	259	283	(24)
General and administrative expenses	43	46	(3)	86	92	(6)
Other taxes	20	19	1	41	38	3
Segment income from operations	811	787	24	1,574	1,510	64
Depreciation and amortization	129	136	(7)	259	283	(24)
Income from equity method investments	(59)	(35)	(24)	(111)	(71)	(40)
Distributions/adjustments related to equity method investments	79	58	21	137	116	21
Other	6	1	5	11	5	6
Segment adjusted EBITDA(1)	966	947	19	1,870	1,843	27

Capital expenditures	81	76	5	158	135	23
Investments in unconsolidated affiliates(2)	$10	$13	$(3)	$78	$22	$56
(1)    See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.
(2)    The six months ended June 30, 2022 includes a contribution of $60 million to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Service revenue increased $18 million in the second quarter of 2022 compared to the same period of 2021. This was primarily driven by higher revenue recognized from increased revenue from terminal activities and annual fee escalations. These increases were partially offset by a net decrease in pipeline transportation fees due to lower tariff rates outweighing higher throughput volumes as well as a net decrease of $15 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $32 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to a net increase of $36 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC. Annual fee escalations also contributed to the increase.

Sales-type lease revenue - related parties decreased $22 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to a decrease of $21 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC.

Income from equity methods investments increased $24 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to increased throughput on equity method investment pipeline systems, including the Whistler pipeline which was placed into service in the third quarter of 2021.

Cost of revenues increased $16 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher project-related costs. The increases were partially offset by modifications to lease contracts which resulted in a greater portion of costs being recorded to purchases - related parties, as noted below.

Purchases - related parties increased $30 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in a greater portion of costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above, as well as to increased project-related costs.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Service revenue increased $48 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to increased revenue from terminal activities, annual fee escalations, and higher revenue recognized from volume deficiency credits. Additionally, there was a net increase in pipeline fees due to increased throughput outweighing lower average tariff rates.

Rental income decreased $42 million in the first six months of 2022 compared to the same period of 2021. This was due to a net decrease of $52 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue as a result of modifications to lease contracts. The decrease was partially offset by increased storage fees and fee escalations.

Sales-type lease revenue - related parties increased $52 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to an increase of $52 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue driven by modifications of lease contracts.

Income from equity methods investments increased $40 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to increased throughput on equity method investment pipeline systems, including the Whistler pipeline which was placed into service in the third quarter of 2021.

Cost of revenues increased $13 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to higher project-related costs and higher environmental response and remediation costs compared to the first half of 2021. The increases were partially offset by modifications to lease contracts which resulted in costs being recorded to purchases - related parties, as noted below.

Purchases - related parties increased $54 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues as noted above. This increase as well as increased project-related costs, were partially offset by decreased employee-related costs from MPC.

Depreciation and amortization decreased $24 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to the derecognition of fixed assets due to the modification of certain lease contracts and accelerated depreciation on refining logistics assets at MPC’s idled Gallup refinery.

L&S Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,674	3,475	3,527	3,379
Product pipelines	2,247	2,103	2,103	1,981
Total pipelines	5,921	5,578	5,630	5,360

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.86	$0.95	$0.89	$0.95
Product pipelines	0.77	0.77	0.80	0.78
Total pipelines	$0.82	$0.88	$0.85	$0.89

Terminal throughput (mbpd)	3,101	2,986	3,021	2,801

Marine Assets (number in operation)(2)
Barges	296	299	296	299
Towboats	23	23	23	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.
(2)     Represents total at end of period.

G&P Segment
Second Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Service revenue	$505	$493	$12	$991	$1,001	$(10)
Rental income	92	91	1	173	183	(10)
Product related revenue	860	407	453	1,521	804	717
Income from equity method investments	52	31	21	99	65	34
Other income	11	14	(3)	9	28	(19)
Total segment revenues and other income	1,520	1,036	484	2,793	2,081	712
Cost of revenues	225	205	20	423	405	18
Purchased product costs	663	338	325	1,130	614	516
Purchases - related parties	93	69	24	173	152	21
Depreciation and amortization	181	182	(1)	364	364	—
Impairment expense	—	42	(42)	—	42	(42)
General and administrative expenses	39	41	(2)	74	81	(7)
Other taxes	13	15	(2)	26	28	(2)
Segment income from operations	306	144	162	603	395	208
Depreciation and amortization	181	182	(1)	364	364	—
Impairment expense	—	42	(42)	—	42	(42)
Income from equity method investments	(52)	(31)	(21)	(99)	(65)	(34)
Distributions/adjustments related to equity method investments	73	63	10	147	126	21
Other	(7)	37	(44)	(16)	41	(57)
Adjusted EBITDA attributable to noncontrolling interests	(10)	(10)	—	(19)	(20)	1
Segment Adjusted EBITDA(1)	491	427	64	980	883	97

Capital expenditures	95	36	59	190	66	124
Investments in unconsolidated affiliates	$36	$36	$—	$78	$62	$16
(1)     See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Service revenue increased $12 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher fees from higher volumes in the Southwest, an increase due to a 2021 contract modification in the Marcellus resulting in a change in the presentation of the related income from rental income to service revenue.

Product related revenue increased $453 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher prices in the Southwest, Marcellus, Southern Appalachia and Bakken of approximately $333 million and higher volumes in the Southwest, Rockies, Bakken and Marcellus of $121 million.

Income from equity method investments increased $21 million in the second quarter of 2022 compared to the same period of 2021, primarily due to an impairment recorded in the second quarter of 2021 and higher volumes associated with joint ventures in the Southwest and Utica regions.

Cost of revenues increased $20 million in the second quarter of 2022 compared to the same period of 2021. This increase is attributable to higher operating costs and repairs and maintenance costs in the Marcellus and Rockies.

Purchased product costs increased $325 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to higher prices of $287 million in the Southwest and Southern Appalachia and higher volumes in the Southwest, partially offset by a decrease of $43 million due to changes in the fair value of our embedded derivative.

Purchases - related parties increased $24 million in the second quarter of 2022 compared to the same period of 2021. This was primarily due to an increase in transportation costs to related parties and an increase in employee related costs with related parties.

Impairment expense decreased $42 million in the second quarter of 2022 compared to the same period of 2021 due to impairments recorded in the second quarter of 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Service revenue decreased $10 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to a decrease in revenue related to cost reimbursements in the Rockies, and lower fees from lower volumes in the Marcellus, partially offset by an increase due to a 2021 contract modification in the Marcellus resulting in a change in the presentation of the related income from rental income to service revenue, and higher fees from higher volumes in the Southwest.

Rental income decreased $10 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to a 2021 contract modification in the Marcellus resulting in a change in the presentation of the related income from rental income to service revenue, partially offset by an increase in cost reimbursement revenue in the Marcellus and Southern Appalachia.

Product related revenue increased $717 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to higher prices in the Southwest, Marcellus, Southern Appalachia and Bakken of approximately $520 million and higher fees from higher volumes in the Southwest, Rockies, Bakken and Marcellus of $208 million.

Income from equity method investments increased $34 million in the first six months of 2022 compared to the same period of 2021, primarily due to higher volumes and rates associated with joint ventures in the Utica, Marcellus and Southwest regions and an impairment recorded in the second quarter of 2021.

Other income decreased $19 million in the first six months of 2022 compared to the same period of 2021 due to a loss on disposal of assets.

Cost of revenues increased $18 million in the first six months of 2022 compared to the same period of 2021. This increase is attributable to higher operating costs and repairs and maintenance costs in the Marcellus and Rockies, partially offset by lower costs in the Southwest.

Purchased product costs increased $516 million in the first six months of 2022 compared to the same period of 2021. This was primarily due to higher prices of $430 million in the Southwest and Southern Appalachia and higher volumes in the Southwest, partially offset by a decrease of $55 million due to changes in the fair value of our embedded derivative.

Purchases - related parties increased $21 million in the first six months of 2022 compared to the same period of 2021, this was primarily due to an increase in transportation costs to related parties and an increase in employee related costs with related parties.

Impairment expense decreased $42 million in the first six months of 2022 compared to the same period of 2021 due to impairments recorded in the second quarter of 2021.

G&P Operating Data

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	MPLX LP(1)	MPLX LP Operated(2)	MPLX LP(1)	MPLX LP Operated(2)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,287	1,287	1,300	1,300
Utica Operations	—	1,943	—	1,531
Southwest Operations	1,429	1,694	1,356	1,496
Bakken Operations	148	148	155	155
Rockies Operations	425	554	442	595
Total gathering throughput	3,289	5,626	3,253	5,077

Natural Gas Processed (MMcf/d)
Marcellus Operations	3,987	5,445	4,155	5,605
Utica Operations	—	522	—	499
Southwest Operations	1,401	1,696	1,326	1,461
Southern Appalachian Operations	231	231	224	224
Bakken Operations	142	142	154	154
Rockies Operations	440	440	429	429
Total natural gas processed	6,201	8,476	6,288	8,372

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	471	471	477	477
Utica Operations(3)	—	30	—	27
Southwest Operations	—	—	—	—
Southern Appalachian Operations	12	12	12	12
Bakken Operations	20	20	25	25
Rockies Operations	3	3	4	4
Total C2 + NGLs fractionated(4)	506	536	518	545

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	MPLX LP(1)	MPLX LP Operated(2)	MPLX LP(1)	MPLX LP Operated(2)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,300	1,300	1,299	1,299
Utica Operations	—	1,879	—	1,549
Southwest Operations	1,369	1,586	1,364	1,472
Bakken Operations	147	147	150	150
Rockies Operations	410	540	457	611
Total gathering throughput	3,226	5,452	3,270	5,081

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,001	5,487	4,201	5,641
Utica Operations	—	473	—	506
Southwest Operations(5)	1,392	1,618	1,311	1,414
Southern Appalachian Operations	228	228	226	226
Bakken Operations	143	143	149	149
Rockies Operations	423	423	435	435
Total natural gas processed	6,187	8,372	6,322	8,371

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	469	469	483	483
Utica Operations(3)	—	27	—	28
Southwest Operations(5)	—	—	4	4
Southern Appalachian Operations	11	11	11	11
Bakken Operations	20	20	22	22
Rockies Operations	4	4	4	4
Total C2 + NGLs fractionated(4)	504	531	524	552

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$7.50	$2.97	$6.04	$2.85
C2 + NGL Pricing ($ per gallon)(6)	$1.18	$0.75	$1.16	$0.74
(1)     This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)     This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)     Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represent each region’s utilization of the complex.
(4)     Purity ethane makes up approximately 194 mbpd and 190 mbpd of total MPLX Operated, fractionated products for the three months ended June 30, 2022 and 2021, respectively, and approximately 191 mbpd and 195 mbpd of total fractionated products for the six months ended June 30, 2022 and 2021, respectively. Purity ethane makes up approximately 189 mbpd and 185 mbpd of total MPLX LP consolidated, fractionated products for the three months ended June 30, 2022 and 2021, respectively, and approximately 187 mbpd and 190 mbpd of total fractionated products for the six months ended June 30, 2022 and 2021, respectively.
(5)    The Southwest Operations for the six months ended June 30, 2021 include the Javelina complex, which was sold on February 12, 2021. The processing and fractionated volumes calculated for the number of days MPLX owned these assets during 2021 were 96 MMcf/d and 17 mbpd, respectively.
(6)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Seasonality

The volume of crude oil and refined products transported and stored utilizing our assets is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. The majority of effects of seasonality on the L&S segment’s revenues will be mitigated by our fee-based transportation and storage services agreements with MPC that include minimum volume commitments.

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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $298 million at June 30, 2022 and $13 million at December 31, 2021. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities	$2,612	$2,489
Investing activities	(411)	(245)
Financing activities	(1,916)	(2,251)
Total	$285	$(7)

Net cash provided by operating activities increased $123 million in the first six months of 2022 compared to the first six months of 2021, primarily due to increased net income, higher distributions from equity methods investments and decreased working capital requirements offset by higher income from equity method investments.

Net cash used in investing activities increased $166 million in the first six months of 2022 compared to the first six months of 2021, primarily due to higher capital spending and an increase in contributions to equity method investments, which included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture.

Financing activities were an $1,916 million use of cash in the first six months of 2022 compared to a $2,251 million use of cash in the first six months of 2021. The primary reason for the decrease in the use of cash was due to net debt repayments of $266 million in the first half of 2022 compared to net debt repayments of $453 million in the first half of 2021 as well as $175 million in lower unit repurchases in the first half of 2022 compared to the first half of 2021.

Free Cash Flow

The following table provides a reconciliation of FCF and free cash flow after distributions from net cash provided by operating activities for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net cash provided by operating activities	$1,487	$1,365	$2,612	$2,489
Adjustments to reconcile net cash provided by operating activities to free cash flow
Net cash used in investing activities	(135)	(155)	(411)	(245)
Contributions from MPC	7	10	17	17
Distributions to noncontrolling interests	(10)	(10)	(19)	(20)
Free cash flow	1,349	1,210	2,199	2,241
Distributions paid to common and preferred unitholders	(735)	(729)	(1,493)	(1,483)
Free cash flow after distributions	$614	$481	$706	$758

Debt and Liquidity Overview

On July 7, 2022, MPLX entered into a new five-year credit agreement (the “New MPLX Credit Agreement”) to replace the previous $3.5 billion credit facility that was scheduled to expire July 2024. The New MPLX Credit Agreement, among other things, provides for a $2 billion unsecured revolving credit facility that matures in July 2027. The New MPLX Credit Agreement provides for letter of credit issuing capacity under the facility of $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity of the New MPLX Credit Agreement. The financial covenants of the New MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the New MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the New MPLX Credit Agreement, plus an applicable margin.

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The 2052 Senior Notes were offered at a price to the public of 98.982 percent with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the intercompany loan agreement with MPC and the MPLX revolving credit facility.

As of June 30, 2022, we had $20.1 billion in aggregate principal amount of senior notes outstanding. The increase compared to year-end 2021 resulted from the issuance of the 2052 Senior Notes, as discussed above.

Our intention is to maintain an investment-grade credit profile. As of June 30, 2022, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The New MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the New MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2022, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.54 to 1.0.

The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings could, among other things, increase the applicable interest rates and other fees payable under the New MPLX Credit Agreement and may limit our ability to obtain future financing, including refinancing existing indebtedness.

Our liquidity totaled $5.3 billion at June 30, 2022 consisting of:

	June 30, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement(1)	$3,500	$—	$3,500
MPC Loan Agreement	1,500	—	1,500
Total	$5,000	$—	5,000
Cash and cash equivalents			298
Total liquidity			$5,298
(1)     Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility. Our total capacity decreased to $2 billion upon the execution of the New MPLX Credit Agreement on July 7, 2022.

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under the MPC Loan Agreement, the New MPLX Credit Agreement and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. We may also, from time to time, repurchase our senior notes or preferred units in the open market, in tender offers, in privately negotiated transactions or otherwise in such volumes, at market prices and upon such other terms as we deem appropriate and execute unit repurchases under our unit repurchase program. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

Equity and Preferred Units Overview

Common units

The table below summarizes the changes in the number of units outstanding through June 30, 2022:

(In units)	Common Units
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	183,478
Units redeemed in unit repurchase program	(4,156,956)
Balance at June 30, 2022	1,012,204,900

Unit Repurchase Program

During the six months ended June 30, 2022, we repurchased approximately 4 million common units at an average cost per unit of $32.48 per unit and paid $135 million of cash. As of June 30, 2022, we had repurchased a total of approximately 29 million units at an average cost per unit of $27.97 per unit for a total of $798 million under the unit repurchase program. As of June 30, 2022, we had $202 million remaining under the existing repurchase authorization.

On August 2, 2022, MPLX announced the board of directors approved an incremental $1.0 billion unit repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $266 million per quarter, or $1,063 million per year, based on the number of common units outstanding at June 30, 2022.

On July 26, 2022, MPLX declared a cash distribution for the second quarter of 2022, totaling $714 million, or $0.7050 per common unit. This distribution will be paid on August 12, 2022 to common unitholders of record on August 5, 2022. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the board of directors. Accordingly, a cash distribution payment totaling $21 million will be paid to Series B unitholders on August 15, 2022.

MPLX has the right to redeem some or all of the Series B preferred units, at any time, on or after February 15, 2023. MPLX will pay unitholders the Series B preferred unit redemption price of $1,000 per unit plus any accumulated and unpaid distributions up to the redemption date.

The allocation of total cash distributions is as follows for the three and six months ended June 30, 2022 and 2021. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2022	2021	2022	2021
Distribution declared:
Limited partner units - public	$257	$260	$514	$522
Limited partner units - MPC	457	445	913	890
Total LP distribution declared	714	705	1,427	1,412
Series A preferred units	21	21	42	41
Series B preferred units	10	10	21	21
Total distribution declared	745	736	1,490	1,474

Quarterly cash distributions declared per limited partner common unit	$0.7050	$0.6875	$1.4100	$1.3750

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

MPLX’s initial capital investment plan for 2022, totaled $900 million which includes growth capital of $700 million, maintenance capital of $140 million and a $60 million investment in an unconsolidated affiliate for the repayment of our 9.19 percent indirect share of the Bakken Pipeline joint venture’s debt due in 2022. Growth capital expenditures and investments in affiliates during the six months ended June 30, 2022 were primarily for gas gathering, processing and de-ethanization projects in our Bakken, Marcellus, and Southwest basins and the expansion of our crude gathering systems and long-haul pipeline investments in the Permian and Bakken basins. Spending for the period also included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2022	2021
Capital expenditures:
Growth capital expenditures	$278	$155
Investments in unconsolidated affiliates	156	84
Capitalized interest	(5)	(10)
Total growth capital expenditures(1)	429	229
Maintenance capital expenditures	70	46
Maintenance capital reimbursements	(17)	(17)
Total maintenance capital expenditures	53	29

Total growth and maintenance capital expenditures	482	258
Investments in unconsolidated affiliates(2)	(156)	(84)
Maintenance capital reimbursements(3)	17	17
(Increase)/ decrease in capital accruals	(54)	34
Capitalized interest	5	10
Additions to property, plant and equipment, net(2)	$294	$235
(1)    Total growth capital expenditures exclude $28 million of acquisitions for the six months ended June 30, 2022.

(2)    Investments in unconsolidated affiliates, acquisitions, and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(3)    Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of June 30, 2022, our contractual cash obligations included third-party and related party debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2022, our third-party long-term debt obligations increased by $1.2 billion, primarily due to the issuance of the $1.5 billion aggregate principal amount of 4.950 percent 2052 Senior Notes, discussed above. A portion of the issuance was used to repay amounts outstanding on the MPLX Credit Agreement. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2021.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described in Note 15. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

Transactions with Related Parties

At June 30, 2022, MPC owned our non-economic general partnership interest and held approximately 64 percent of our outstanding common units.

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

The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues and other income	45%	47%	46%	52%
Total costs and expenses(1)	23%	27%	24%	28%
(1)     2021 periods exclude losses for impairment.

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

During the six months ended June 30, 2022, environmental remediation costs increased due to a release of crude oil on our pipeline near Edwardsville, Illinois in March of 2022. There have been no additional material changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

As of June 30, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Standards Not Yet Adopted

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Accounting standards are discussed in Note 2 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2022, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2022 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2021.

Outstanding Derivative Contracts

See Notes 9 and 10 to the unaudited consolidated financial statements for more information about the fair value measurement of our natural gas embedded derivative, as well as the amounts recorded in our consolidated balance sheets and statements of income.

Interest Rate Risk and Sensitivity Analysis

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on outstanding third-party debt, excluding finance leases, is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2022(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2022(3)
Outstanding debt
Fixed-rate	$18,604	$1,478	N/A
Variable-rate(4)	$—	$—	$1
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2022.
(3)    Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2022.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of June 30, 2022.

At June 30, 2022, our portfolio of third‑party debt consisted of fixed-rate instruments and also provides for borrowings under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 9 to the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2022, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
4/01/2022-4/30/2022	1,037,434	$33.74	1,037,434	$202
5/01/2022-5/31/2022	—	—	—	202
6/01/2022-6/30/2022	—	—	—	$202
Total	1,037,434	$33.74	1,037,434
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes commissions paid to brokers during the quarter.
(2)On November 2, 2020, we announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s common units held by the public. On August 2, 2022, we announced our board of directors had approved an additional $1 billion unit repurchase authorization, which is not reflected in this column. These unit repurchase authorizations have no expiration date.

Item 6. Exhibits

		Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Master Amendment to Transportation Services Agreements, dated as of June 30, 2022, by and among Marathon Petroleum Company LP, Marathon Petroleum Supply and Trading LLC, Marathon Pipe Line LLC and Ohio River Pipe Line LLC	8-K	10.1	7/6/2022	001-35714
10.2
Revolving Credit Agreement, dated as of July 7, 2022, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., RBC Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada and The Toronto-Dominion Bank, New York Branch, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	7/12/2022	001-35714
10.3	Seventh Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 2, 2022	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)