Form 10-Q
period 2022-09-30
MPLX LP
filed 2022-11-01
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

MPLX LP had 1,003,242,909 common units outstanding as of October 28, 2022.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its consolidated subsidiaries.

Glossary of Terms

The abbreviations, acronyms and industry technology used in this report are defined as follows:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 U.S. gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
Btu	One British thermal unit, an energy measurement
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FCF (a non-GAAP financial measure)	Free Cash Flow
GAAP	Accounting principles generally accepted in the United States of America
G&P	Gathering and Processing segment
LIBOR	London Interbank Offered Rate
L&S	Logistics and Storage segment
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

Part I—Financial Information
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2022	2021	2022	2021
Revenues and other income:
Service revenue	$627	$600	$1,758	$1,767
Service revenue - related parties	948	902	2,801	2,681
Service revenue - product related	83	82	324	235
Rental income	75	88	268	286
Rental income - related parties	201	164	564	574
Product sales	617	448	1,812	1,034
Product sales - related parties	46	26	142	99
Sales-type lease revenue	28	—	28	—
Sales-type lease revenue - related parties	118	132	343	305
Income from equity method investments	125	92	335	228
Other income (loss)(1)	505	(2)	494	2
Other income - related parties	28	27	82	82
Total revenues and other income	3,401	2,559	8,951	7,293
Costs and expenses:
Cost of revenues (excludes items below)	371	298	981	864
Purchased product costs	540	421	1,670	1,035
Rental cost of sales	22	33	101	97
Rental cost of sales - related parties	10	24	44	86
Purchases - related parties	364	307	1,034	902
Depreciation and amortization	302	324	925	971
Impairment expense	—	—	—	42
General and administrative expenses	88	94	248	267
Other taxes	30	27	97	93
Total costs and expenses	1,727	1,528	5,100	4,357
Income from operations	1,674	1,031	3,851	2,936
Related-party interest and other financial costs	—	2	5	4
Interest expense, net of amounts capitalized	217	197	627	590
Other financial costs	19	21	59	67
Income before income taxes	1,438	811	3,160	2,275
Provision for income taxes	1	—	6	1
Net income	1,437	811	3,154	2,274
Less: Net income attributable to noncontrolling interests	9	9	26	27
Net income attributable to MPLX LP	1,428	802	3,128	2,247
Less: Series A preferred unitholders interest in net income	23	38	65	79
Less: Series B preferred unitholders interest in net income	10	10	31	31
Limited partners' interest in net income attributable to MPLX LP	$1,395	$754	$3,032	$2,137
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.36	$0.74	$2.97	$2.07
Common - diluted	$1.36	$0.74	$2.97	$2.07
Weighted average limited partner units outstanding:
Common - basic	1,010	1,024	1,012	1,030
Common - diluted	1,011	1,025	1,013	1,030
(1)     The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income	$1,437	$811	$3,154	$2,274
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	9	(2)
Comprehensive income	1,437	811	3,163	2,272
Less comprehensive income attributable to:
Noncontrolling interests	9	9	26	27
Comprehensive income attributable to MPLX LP	$1,428	$802	$3,137	$2,245

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$121	$13
Receivables, net	941	654
Current assets - related parties	698	644
Inventories	151	142
Other current assets	40	54
Total current assets	1,951	1,507
Equity method investments	4,108	3,981
Property, plant and equipment, net	18,910	20,042
Intangibles, net	736	831
Goodwill	7,645	7,657
Right of use assets, net	288	268
Noncurrent assets - related parties	1,222	1,161
Other noncurrent assets	952	60
Total assets	35,812	35,507

Liabilities
Accounts payable	289	172
Accrued liabilities	300	363
Current liabilities - related parties	364	1,780
Accrued property, plant and equipment	111	97
Long-term debt due within one year	982	499
Accrued interest payable	192	202
Operating lease liabilities	44	59
Other current liabilities	217	176
Total current liabilities	2,499	3,348
Long-term deferred revenue	170	383
Long-term liabilities - related parties	318	302
Long-term debt	18,797	18,072
Deferred income taxes	14	10
Long-term operating lease liabilities	241	205
Other long-term liabilities	130	170
Total liabilities	22,169	22,490
Commitments and contingencies (see Note 15)
Series A preferred units (30 million and 30 million units issued and outstanding)	967	965

Equity
Common unitholders - public (359 million and 369 million units issued and outstanding)	8,569	8,579
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	3,276	2,638
Series B preferred units (0.6 million and 0.6 million units issued and outstanding)	601	611
Accumulated other comprehensive loss	(8)	(17)
Total MPLX LP partners’ capital	12,438	11,811
Noncontrolling interests	238	241
Total equity	12,676	12,052
Total liabilities, preferred units and equity	$35,812	$35,507

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Operating activities:
Net income	$3,154	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	55	53
Depreciation and amortization	925	971
Impairment expense	—	42
Deferred income taxes	4	(1)
Gain on sales-type leases	(509)	—
Loss on disposal of assets	23	4
Income from equity method investments	(335)	(228)
Distributions from unconsolidated affiliates	405	361
Change in fair value of derivatives	(62)	41
Changes in:
Current receivables	(219)	(162)
Inventories	(7)	(22)
Current accounts payable and accrued liabilities	49	166
Current assets/current liabilities - related parties	52	94
Right of use assets/operating lease liabilities	1	2
Deferred revenue	64	65
All other, net	51	11
Net cash provided by operating activities	3,651	3,671
Investing activities:
Additions to property, plant and equipment	(535)	(374)
Acquisitions, net of cash acquired	(28)	—
Disposal of assets	74	77
Investments in unconsolidated affiliates	(198)	(116)
Distributions from unconsolidated affiliates - return of capital	11	36
Net cash used in investing activities	(676)	(377)
Financing activities:
Long-term debt - borrowings	3,379	3,000
- repayments	(2,202)	(4,946)
Related party debt - borrowings	2,824	6,571
- repayments	(4,274)	(5,201)
Debt issuance costs	(29)	—
Unit repurchases	(315)	(465)
Distributions to noncontrolling interests	(29)	(29)
Distributions to Series A preferred unitholders	(63)	(61)
Distributions to Series B preferred unitholders	(41)	(41)
Distributions to unitholders and general partner	(2,144)	(2,126)
Contributions from MPC	30	31
All other, net	(3)	(3)
Net cash used in financing activities	(2,867)	(3,270)
Net change in cash, cash equivalents and restricted cash	108	24
Cash, cash equivalents and restricted cash at beginning of period	13	15
Cash, cash equivalents and restricted cash at end of period	$121	$39

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2020	$9,384	$2,792	$611	$(15)	$245	$13,017	$968
Net income	266	443	11	—	9	729	20
Unit repurchases	(155)	—	—	—	—	(155)	—
Distributions	(269)	(445)	(21)	—	(10)	(745)	(20)
Contributions	—	7	—	—	—	7	—
Other	—	(1)	—	(2)	—	(3)	—
Balance at March 31, 2021	9,226	2,796	601	(17)	244	12,850	968
Net income	251	423	10	—	9	693	21
Unit repurchases	(155)	—	—	—	—	(155)	—
Distributions	(262)	(445)	—	—	(10)	(717)	(21)
Contributions	—	122	—	—	—	122	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2021	9,061	2,897	611	(17)	243	12,795	968
Net income	278	476	10	—	9	773	38
Unit repurchases	(160)	—	—	—	—	(160)	—
Distributions	(261)	(445)	(20)	—	(9)	(735)	(20)
Contributions	—	16	—	—	—	16	—
Other	1	—	—	—	—	1	—
Balance at September 30, 2021	$8,919	$2,944	$601	$(17)	$243	$12,690	$986

Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	287	506	11	—	8	812	21
Unit repurchases	(100)	—	—	—	—	(100)	—
Distributions	(260)	(456)	(21)	—	(9)	(746)	(21)
Contributions	—	10	—	—	—	10	—
Other	(1)	—	—	9	—	8	—
Balance at March 31, 2022	8,505	2,698	601	(8)	240	12,036	965
Net income	304	540	10	—	9	863	21
Unit repurchases	(35)	—	—	—	—	(35)	—
Distributions	(257)	(457)	—	—	(10)	(724)	(21)
Contributions	—	2	—	—	—	2	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2022	8,518	2,784	611	(8)	239	12,144	965
Net income	502	893	10	—	9	1,414	23
Unit repurchases	(196)	—	—	—	—	(196)	—
Distributions	(258)	(456)	(20)	—	(10)	(744)	(21)
Contributions	—	55	—	—	—	55	—
Other	3	—	—	—	—	3	—
Balance at September 30, 2022	$8,569	$3,276	$601	$(8)	$238	$12,676	$967

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

Basis of Presentation

These interim consolidated financial statements are unaudited; however, in the opinion of MPLX’s management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements. Certain information derived from our audited annual financial statements, prepared in accordance with GAAP, has been condensed or omitted from these interim financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

MPLX’s consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly owned consolidated subsidiaries, the interests owned by third parties have been recorded as Noncontrolling interests on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in VIEs in which MPLX exercises significant influence but does not control and is not the primary beneficiary are also accounted for using the equity method.

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

3. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

	Ownership as of	Carrying value at
	September 30,	September 30,	December 31,
(In millions, except ownership percentages)	2022	2022	2021
L&S
MarEn Bakken Company LLC(1)	25%	$485	$449
Illinois Extension Pipeline Company, L.L.C.	35%	247	243
LOOP LLC	41%	283	265
Andeavor Logistics Rio Pipeline LLC(2)	67%	179	183
Minnesota Pipe Line Company, LLC	17%	180	183
Whistler Pipeline LLC(2)	38%	188	155
Explorer Pipeline Company	25%	62	66
W2W Holdings LLC(2)	50%	60	58
Other(2)		148	116
Total L&S		1,832	1,718
G&P
MarkWest Utica EMG, L.L.C.(2)	57%	676	680
Sherwood Midstream LLC(2)	50%	515	544
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(2)	67%	338	332
MarkWest Torñado GP, L.L.C.(2)	60%	301	246
Rendezvous Gas Services, L.L.C.(2)	78%	139	147
Sherwood Midstream Holdings LLC(2)	51%	128	136
Centrahoma Processing LLC	40%	134	133
Other(2)		45	45
Total G&P		2,276	2,263
Total		$4,108	$3,981
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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of September 30, 2022, MPLX has a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2022.

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

Related Party Loan

MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC Investment LLC (“MPC Investment”). Under the terms of the MPC Loan Agreement, MPC Investment extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC Investment. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2024, provided that MPC Investment may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 11.

Activity on the MPC Loan Agreement was as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Borrowings	$2,824	$6,571
Weighted average interest rate of borrowings	1.458%	1.345%
Repayments	$4,274	$5,201
Outstanding balance at end of period	$—	$1,370

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline and trucking transportation services based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. These agreements are classified as Other income - related parties in the Consolidated Statements of Income.

Certain product sales to MPC net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2022, these sales totaled $235 million and $809 million, respectively. For the three and nine months ended September 30, 2021, these sales totaled $203 million and $548 million, respectively.

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

For the three and nine months ended September 30, 2022, General and administrative expenses incurred from MPC totaled $60 million and $173 million, respectively. For the three and nine months ended September 30, 2021, General and administrative expenses incurred from MPC totaled $70 million and $190 million, respectively.

Some charges incurred under the omnibus and ESA agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, these charges totaled $16 million and $54 million, respectively. For the three and nine months ended September 30, 2021, these charges totaled $13 million and $40 million, respectively.

Related Party Assets and Liabilities

Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue on minimum volume commitments. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the agreement. The deficiency amounts received under these agreements (excluding payments received under agreements classified as sales-type leases) are recorded as Current liabilities - related parties. In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in Current liabilities - related parties. Deficiency payments under agreements that have been classified as sales-type leases are recorded as a reduction against the corresponding lease receivable. In addition, capital projects MPLX undertakes at the request of MPC are reimbursed in cash and recognized as revenue over the remaining term of the applicable agreements or in some cases, as a contribution from MPC.

(In millions)	September 30, 2022	December 31, 2021
Current assets - related parties
Receivables	$581	$555
Lease receivables	102	82
Prepaid	12	4
Other	3	3
Total	698	644
Noncurrent assets - related parties
Long-term lease receivables	889	854
Right of use assets	229	229
Unguaranteed residual asset	77	47
Long-term receivables	27	31
Total	1,222	1,161
Current liabilities - related parties
MPC loan agreement and other payables(1)	291	1,702
Deferred revenue - project reimbursements	38	42
Deferred revenue - minimum volume deficiencies	34	35
Operating lease liabilities	1	1
Total	364	1,780
Long-term liabilities - related parties
Long-term operating lease liabilities	227	228
Long-term deferred revenue - project reimbursements	91	74
Total	$318	$302
(1)    Includes $1,450 million as of December 31, 2021 related to outstanding borrowings on the MPC Loan Agreement, which are included in Current liabilities - related parties on the Consolidated Balance Sheets. There were no borrowings outstanding on the intercompany loan with MPC as of September 30, 2022.

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the nine months ended September 30, 2022 and 2021 were $20 million and $19 million, respectively. Purchases from related parties for the nine months ended September 30, 2022 were $31 million and were immaterial for the nine months ended September 30, 2021.

5. Equity

The changes in the number of common units during the nine months ended September 30, 2022 are summarized below:

(In units)	Common Units
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	190,529
Units redeemed in unit repurchase program	(10,353,035)
Balance at September 30, 2022	1,006,015,872

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. The unit repurchase authorizations have no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2022	2021	2022	2021
Number of common units repurchased	6	6	10	18
Cash paid for common units repurchased	$180	$155	$315	$465
Average cost per unit	$31.65	$28.41	$31.98	$26.79

As of September 30, 2022, we had $1,006 million remaining under the unit repurchase authorization, which reflects the repurchase of 532,326 common units for $16 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022.

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

Cash distributions

On November 1, 2022, MPLX declared a cash distribution for the third quarter of 2022, totaling $777 million, or $0.7750 per common unit. This distribution will be paid on November 22, 2022 to common unitholders of record on November 15, 2022. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2022 and 2021 are summarized below:

(Per common unit)	2022	2021
March 31,	$0.7050	$0.6875
June 30,	0.7050	0.6875
September 30,(1)	$0.7750	$1.2800
(1)    Includes a supplemental distribution amount of $0.575 per common unit declared and paid during the fourth quarter of 2021 (the “Supplemental Distribution Amount”).

In accordance with the distribution rights discussed above, MPLX made cash distributions of $21 million to Series B unitholders on February 15, 2022 and August 15, 2022.

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and nine months ended September 30, 2022 and 2021. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Common and preferred unit distributions:
Common unitholders, includes common units of general partner(1)	$777	$1,305	$2,204	$2,717
Series A preferred unit distributions(1)	23	38	65	79
Series B preferred unit distributions	10	10	31	31
Total cash distributions declared	$810	$1,353	$2,300	$2,827
(1)    2021 periods include the Supplemental Distribution Amount.
6. Net Income Per Limited Partner Unit

Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.

During the three and nine months ended September 30, 2022 and 2021, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2022 and 2021 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income attributable to MPLX LP(1)	$1,428	$802	$3,128	$2,247
Less: Distributions declared on Series A preferred units(2)	23	38	65	79
Distributions declared on Series B preferred units	10	10	31	31
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(2)	777	1,305	2,204	2,717
Undistributed net gain/ (loss) attributable to MPLX LP	$618	$(551)	$828	$(580)
(1)     The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 for additional information.
(2)    2021 periods include the Supplemental Distribution Amount.

	Three Months Ended September 30, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$777	$23	$10	$810
Undistributed net gain attributable to MPLX LP(1)	600	$18	—	618
Net income attributable to MPLX LP(2)	$1,377	$41	$10	$1,428
Weighted average units outstanding:
Basic	1,010
Diluted	1,011
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.36
Diluted	$1.36
(1)     The undistributed net gain attributable to MPLX LP includes a $509 million non-cash gain on a lease reclassification for the three months ended September 30, 2022. See Note 14 for additional information.
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
(1) Includes the Supplemental Distribution Amount.
(2)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Nine Months Ended September 30, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$2,204	$65	$31	$2,300
Undistributed net gain attributable to MPLX LP(1)	804	24	—	828
Net income attributable to MPLX LP(2)	$3,008	$89	$31	$3,128
Weighted average units outstanding:
Basic	1,012
Diluted	1,013
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.97
Diluted	$2.97
(1)     The undistributed net gain attributable to MPLX LP includes a $509 million non-cash gain on a lease reclassification for the nine months ended September 30, 2022. See Note 14 for additional information.
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
(1) Includes the Supplemental Distribution Amount.
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

Our CEO evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) impairment expense; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) gain on sales-type leases; (vii) noncontrolling interests; and (viii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CEO and thus are not reported in our disclosures.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
L&S
Service revenue	$1,038	$983	$3,031	$2,928
Rental income	210	172	593	597
Product related revenue	4	3	15	11
Sales-type lease revenue	118	132	343	305
Income from equity method investments	72	41	183	112
Other income	8	15	42	46
Total segment revenues and other income(1)	1,450	1,346	4,207	3,999
Segment Adjusted EBITDA(2)	969	904	2,839	2,747
Capital expenditures	80	85	238	220
Investments in unconsolidated affiliates	12	9	90	31
G&P
Service revenue	537	519	1,528	1,520
Rental income	66	80	239	263
Product related revenue	742	553	2,263	1,357
Sales-type lease revenue	28	—	28	—
Income from equity method investments	53	51	152	116
Other income(3)	525	10	534	38
Total segment revenues and other income(1)	1,951	1,213	4,744	3,294
Segment Adjusted EBITDA(2)	502	485	1,482	1,368
Capital expenditures	146	69	336	135
Investments in unconsolidated affiliates	$30	$23	$108	$85
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $175 million and $468 million for the three and nine months ended September 30, 2022, respectively, and $138 million and $405 million for the three and nine months ended September 30, 2021, respectively. Third party revenues for the G&P segment were $1,885 million and $4,551 million for the three and nine months ended September 30, 2022, respectively, and $1,170 million and $3,147 million for the three and nine months ended September 30, 2021, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(3)    The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 for additional information.

The table below provides a reconciliation between Net income and Segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$969	$904	$2,839	$2,747
G&P Segment Adjusted EBITDA	502	485	1,482	1,368
Total reportable segments	1,471	1,389	4,321	4,115
Depreciation and amortization(1)	(302)	(324)	(925)	(971)
Gain on sales-type leases	509	—	509	—
Impairment expense	—	—	—	(42)
Interest and other financial costs	(236)	(220)	(691)	(661)
Income from equity method investments	125	92	335	228
Distributions/adjustments related to equity method investments	(166)	(129)	(450)	(371)
Other(2)	26	(6)	26	(53)
Adjusted EBITDA attributable to noncontrolling interests	10	9	29	29
Net income	$1,437	$811	$3,154	$2,274
(1)    Depreciation and amortization attributable to L&S was $128 million and $387 million for the three and nine months ended September 30, 2022, respectively, and $131 million and $414 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization attributable to G&P was $174 million and $538 million for the three and nine months ended September 30, 2022, respectively, and $193 million and $557 million for the three and nine months ended September 30, 2021, respectively.
(2)    Includes unrealized derivative gain/ (loss), non-cash equity-based compensation, and other miscellaneous items.

8. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	September 30, 2022			December 31, 2021
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,373	$3,456	$8,917	$12,371	$3,227	$9,144
G&P	13,389	3,396	9,993	14,175	3,277	10,898
Total	$25,762	$6,852	$18,910	$26,546	$6,504	$20,042

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $2 million and $7 million for the three and nine months ended September 30, 2022, respectively. Capitalized interest totaled $2 million and $12 million for the three and nine months ended September 30, 2021, respectively.

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

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.51 to $1.56 per gallon with a weighted average of $0.75 per gallon and (2) the probability of renewal of 100 percent for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity derivative contracts as of September 30, 2022 or December 31, 2021.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Beginning balance	$(92)	$(102)	$(108)	$(63)
Unrealized and realized gain/ (loss) included in net income(1)	44	(7)	52	(52)
Settlements	2	5	10	11
Ending balance	(46)	(104)	(46)	(104)

The amount of total gain/ (loss) for the period included in earnings attributable to the change in unrealized gain/ (loss) relating to liabilities still held at end of period	$42	$(6)	$50	$(44)
(1)     Gain/ (loss) on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.

Fair Values – Non-recurring

Non-recurring fair value measurements and disclosures relate primarily to MPLX’s sales-type leases as discussed in Note 14. The net investment in sales-type leases is recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs.

Fair Values – Reported

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, receivables from related parties, lease receivables, lease receivables from related parties, accounts payable, and payables to related parties, approximate fair value. MPLX’s fair value assessment incorporates a variety of considerations, including the duration of the instruments, MPC’s investment-grade credit rating, and the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 10).

The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	September 30, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$17,552	$19,891	$20,779	$18,664
(1)    Amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.

10. Derivatives

As of September 30, 2022, MPLX had no commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 9. As of September 30, 2022 and December 31, 2021, the estimated fair value of this contract was a liability of $46 million and $108 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2022 and December 31, 2021, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets. The impact of MPLX’s derivative contracts not designated as hedging instruments on its Consolidated Balance Sheets is summarized below:

(In millions)	September 30, 2022		December 31, 2021
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity contracts
Other current assets / Other current liabilities	$—	$7	$—	$15
Other noncurrent assets / Other long-term liabilities	—	39	—	93
Total	$—	$46	$—	$108

We make a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed, and the realized gain or loss of the contract is recorded. The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Purchased product costs
Realized loss	$(2)	$(5)	$(10)	$(11)
Unrealized gain / (loss)	46	(2)	62	(41)
Purchased product cost derivative gain / (loss)	$44	$(7)	$52	$(52)

11. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2022	December 31, 2021
MPLX LP:
MPLX Credit Agreement	$—	$300
Fixed rate senior notes	20,046	18,532
Consolidated subsidiaries:
MarkWest	23	23
ANDX	31	45
Financing lease obligations	8	9
Total	20,108	18,909
Unamortized debt issuance costs	(120)	(102)
Unamortized discount	(209)	(236)
Amounts due within one year	(982)	(499)
Total long-term debt due after one year	$18,797	$18,072

Credit Agreement

On July 7, 2022, MPLX entered into a new five-year credit agreement (the “MPLX Credit Agreement”) to replace the previous $3.5 billion credit facility that was scheduled to expire July 2024. The new MPLX Credit Agreement matures in July 2027 and, among other things, provides for a $2 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity. The financial covenants of the MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the new MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.

During the nine months ended September 30, 2022, MPLX borrowed $900 million under the new MPLX Credit Agreement and previous credit agreement, at an average interest rate of 1.454 percent, and repaid $1,200 million. At September 30, 2022, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under the new MPLX Credit Agreement, resulting in total availability of approximately $2.0 billion.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2023 and 2058 with interest rates ranging from 1.750 percent to 5.500 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The 2052 Senior Notes were offered at a price to the public of 98.982 percent with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the MPC Loan Agreement and under the previous credit agreement.

On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950 percent senior notes due September 2032 (the “2032 Senior Notes”) in an underwritten public offering. The 2032 Senior Notes were offered at a price to the public of 99.433 percent with interest payable semi-annually in arrears, commencing on March 1, 2023. The net proceeds were used to redeem all of the 3.500 percent senior notes due December 2022 and all of the 3.375 percent senior notes due March 2023, as discussed below.

On August 25, 2022, MPLX redeemed all of the $500 million 3.500 percent senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, at 100.1010 percent of the aggregate principal amount, plus accrued and unpaid interest to, but not including the redemption date. On September 15, 2022, MPLX redeemed all of the $500 million 3.375 percent senior notes due March 2023 at 100 percent of the aggregate principal amount. The impact of these debt extinguishments was not material to the Consolidated Statements of Income.

12. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$94	$533	$627
Service revenue - related parties	944	4	948
Service revenue - product related	—	83	83
Product sales	2	615	617
Product sales - related parties	2	44	46
Total revenues from contracts with customers	$1,042	$1,279	2,321
Non-ASC 606 revenue(1)			1,080
Total revenues and other income			$3,401

	Three Months Ended September 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$87	$513	$600
Service revenue - related parties	896	6	902
Service revenue - product related	—	82	82
Product sales	1	447	448
Product sales - related parties	2	24	26
Total revenues from contracts with customers	$986	$1,072	2,058
Non-ASC 606 revenue(1)			501
Total revenues and other income			$2,559

	Nine Months Ended September 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$243	$1,515	$1,758
Service revenue - related parties	2,788	13	2,801
Service revenue - product related	—	324	324
Product sales	5	1,807	1,812
Product sales - related parties	10	132	142
Total revenues from contracts with customers	$3,046	$3,791	6,837
Non-ASC 606 revenue(1)			2,114
Total revenues and other income			$8,951

	Nine Months Ended September 30, 2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$262	$1,505	$1,767
Service revenue - related parties	2,666	15	2,681
Service revenue - product related	—	235	235
Product sales	3	1,031	1,034
Product sales - related parties	8	91	99
Total revenues from contracts with customers	$2,939	$2,877	5,816
Non-ASC 606 revenue(1)			1,477
Total revenues and other income			$7,293
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income.

Contract Balances

Contract assets typically relate to deficiency payments related to minimum volume commitments and aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in Other current assets and Other noncurrent assets in the Consolidated Balance Sheets.

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

The tables below reflect the changes in ASC 606 contract balances of each respective line, for the nine-month periods ended September 30, 2022 and 2021:

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2022
Contract assets	$25	$(9)	$—	$16
Long-term contract assets	2	—	—	2
Deferred revenue	56	40	(33)	63
Deferred revenue - related parties	60	79	(83)	56
Long-term deferred revenue	135	27	—	162
Long-term deferred revenue - related parties	31	(5)	—	26
Long-term contract liabilities	$5	$(1)	$—	$4

(In millions)	Balance at December 31, 2020	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2021
Contract assets	$40	$(21)	$1	$20
Long-term contract assets	2	—	—	2
Deferred revenue	37	40	(27)	50
Deferred revenue - related parties	91	59	(77)	73
Long-term deferred revenue	119	11	—	130
Long-term deferred revenue - related parties	48	(12)	—	36
Long-term contract liabilities	$6	$—	$—	$6
(1)     No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of September 30, 2022, unsatisfied performance obligations included in the Consolidated Balance Sheets are $306 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 21 years. A portion of this amount is not disclosed in the table below as it is deemed variable consideration due to volume variability.

(In millions)
2022	$497
2023	1,787
2024	1,665
2025	1,596
2026	1,427
2027 and thereafter	1,938
Total revenue on remaining performance obligations(1)(2)(3)	$8,910
(1)    All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2)    Revenues classified as Rental income and Sales-type lease revenue are excluded from this table.
(3)    Only minimum volume commitments that are deemed fixed are included in the table above. MPLX has various minimum volume commitments in processing arrangements that vary based on the actual Btu content of the gas received. These amounts are deemed variable consideration and are excluded from the table above.

We do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

13. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$642	$627
Income taxes paid	2	2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	$—	$1

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2022	2021
Additions to property, plant and equipment	$535	$374
Increase/ (decrease) in capital accruals	39	(19)
Total capital expenditures	$574	$355

14. Leases

Lease revenues included in the Consolidated Statements of Income were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$201	$75	$164	$88
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	114	19	132	—
Interest income (Revenue from variable lease payments)	4	9	—	—
Sales-type lease revenue	$118	$28	$132	$—

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In millions)	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$564	$268	$574	$286
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	336	19	305	—
Interest income (Revenue from variable lease payments)	7	9	—	—
Sales-type lease revenue	$343	$28	$305	$—

During the third quarter of 2022, the approved expansion of a gathering and compression system triggered the first assessment of the related third-party agreement under ASC 842. Similarly, an amendment to extend the term of our butane storage service agreement with MPC triggered the first assessment of the related-party agreement under ASC 842. As a result of the assessments during the period, the leases were reclassified from operating leases to sales-type leases. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized. The present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease during the period.

During the second quarter of 2021, reimbursements for projects and changes to minimum volume commitments at certain L&S locations were agreed to between MPLX and MPC. These reimbursements and minimum volume commitments relate to the storage, transportation and terminal services agreements between MPLX and MPC at these locations and required the embedded leases within these agreements to be accounted for as sales-type leases.

The following presents the consolidated financial statement impact of related-party and third-party sales-type leases, on commencement or modification date. These transactions, including any related gains recognized in the Consolidated Statements of Income, were non-cash transactions.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In millions)	Related Party(1)	Third Party(2)	Related Party(1)	Third Party
Lease receivables	$79	$914	$—	$—
Unguaranteed residual assets	6	63	—	—
Property, plant and equipment, net	(42)	(745)	—	—
Deferred revenue	—	277	—	—
Amount recognized on commencement date	$43	$509	$—	$—

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In millions)	Related Party(1)	Third Party(2)	Related Party(1)	Third Party
Lease receivables	$79	$914	$519	$—
Unguaranteed residual assets	6	63	14	—
Property, plant and equipment, net	(42)	(745)	(421)	—
Deferred revenue	—	277	—	—
Amount recognized on commencement date	$43	$509	$112	$—
(1)    The amount recognized on commencement date was recorded as a Contribution from MPC in the Consolidated Statements of Equity given the underlying agreements are between entities under common control.
(2)    The amount recognized on commencement date was recorded as a gain in Other income in the Consolidated Statements of Income.

Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of September 30, 2022:

(In millions)	Related Party	Third Party	Total
2022	$119	$53	$172
2023	478	166	644
2024	479	156	635
2025	479	146	625
2026	449	136	585
2027 and thereafter	570	1,096	1,666
Total minimum future rentals	2,574	1,753	4,327
Less: present value discount	1,583	809	2,392
Lease receivables(1)	991	944	1,935

Current lease receivables(2)	102	106	208
Long-term lease receivables(3)	889	838	1,727
Unguaranteed residual assets(3)	77	63	140
Total sales-type lease assets	$1,068	$1,007	$2,075
(1)    This amount does not include the unguaranteed residual assets.
(2)    The related-party balance is presented in Current assets - related parties and the third-party balance is presented in Receivables, net in the Consolidated Balance Sheets.
(3)    The related-party balance is presented in Noncurrent assets - related parties and the third-party balance is presented in Other noncurrent assets in the Consolidated Balance Sheets.

Capital expenditures related to assets subject to sales-type lease arrangements were $20 million for the nine months ended September 30, 2022; these amounts are reflected as Additions to property, plant and equipment in the Consolidated Statements of Cash Flows.

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

At September 30, 2022 and December 31, 2021, accrued liabilities for remediation totaled $22 million and $23 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

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

On February 8, 2022, the U.S. Government Parties filed their answer to THPP’s suit, asserting counterclaims for trespass and ejectment. The U.S. Government Parties claim THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims. Negotiations with the holders of the property rights at issue to settle this matter have been unsuccessful.

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

Guarantees related to indebtedness of equity method investees

We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement pending completion of the EIS. The EIS has been delayed and the Army Corps currently expects to release a draft EIS in the first half of 2023.

In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. The pipeline remains operational.

We have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Contractual Commitments and Contingencies

From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2022, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas (“GHG”) emissions, diversity and inclusion and ESG reporting;
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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions and market disruptions;
•general economic, political or regulatory developments, including inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, or taxation;
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
•volatility in or degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks, natural hazards, extreme weather events, the military conflict between Russia and Ukraine, other conflicts, inflation, rising interest rates or otherwise;
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

Significant Financial and Other Highlights

Significant financial highlights including revenues and other income, income from operations, net income, Adjusted EBITDA attributable to MPLX and DCF attributable to GP and LP unitholders for the three months ended September 30, 2022 and September 30, 2021 are shown in the chart below. See the Non-GAAP Financial Information section below for the definitions of Adjusted EBITDA and DCF and the Results of Operations section for further details regarding changes in these metrics.
(1)    The 2022 amounts include non-cash gain on a lease reclassification of $509 million. See Note 14 in the unaudited consolidated financial statements for additional information.

Other Highlights

•Generated net cash provided by operating activities of $1,039 million, distributable cash flow of $1,264 million, and adjusted free cash flow after distributions of $22 million in the third quarter of 2022.
•Announced a third quarter 2022 distribution of $0.7750 per common unit, representing an increase of 10 percent over the prior quarter’s distribution, resulting in a distribution coverage ratio of 1.58x for the third quarter.
•Returned $180 million and $315 million of cash to unitholders in the three and nine months ended September 30, 2022, respectively, through the repurchase of common units under our unit repurchase program. We repurchased approximately 6 million and 10 million common units during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had $1,006 million remaining under the unit repurchase authorizations.

Current Economic Environment

Through the first nine months of 2022, our results were favorably impacted by the continuing recovery in the environment in which our business operates. The increase in global demand for refined products and global commodity supply constraints have contributed to improved throughputs and higher natural gas and NGL prices. We are unable to predict the potential effects that resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.

In 2022, data indicates a sharp rise in inflation in the U.S. and globally. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies and increasing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We have observed higher costs for labor and materials used in our business. We cannot predict the effect of rising interest rates, the concern of a recession, and higher inflation and fuel prices on demand for our products and services. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, embedding a low-cost culture, and portfolio optimization.

Non-GAAP Financial Information

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, adjusted free cash flow (“Adjusted FCF”) and adjusted free cash flow after distributions. The amount of Adjusted EBITDA and DCF generated is considered by the board of directors of our general partner in approving MPLX’s cash distributions. Management also utilizes Segment Adjusted EBITDA in evaluating the financial performance of our segments. The use of this measure allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources.

We define Adjusted EBITDA as net income adjusted for: (i) depreciation and amortization; (ii) provision/(benefit) for income taxes; (iii) interest and other financial costs; (iv) impairment expense; (v) income from equity method investments; (vi) distributions and adjustments related to equity method investments; (vii) gain on sales-type leases; (viii) noncontrolling interests; and (ix) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment maintenance capital expenditures paid out; and (vi) other adjustments as deemed necessary. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments.

We define Adjusted FCF as net cash provided by operating activities adjusted for (i) net cash used in investing activities; (ii) cash contributions from MPC; (iii) cash contributions from noncontrolling interests and (iv) cash distributions to noncontrolling interests. We define adjusted free cash flow after distributions as Adjusted FCF less base distributions to common and preferred unitholders.

We believe that the presentation of Adjusted EBITDA, DCF, Adjusted FCF and adjusted free cash flow after distributions provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to Adjusted FCF and adjusted free cash flow after distributions is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see the Results of Operations section. For a reconciliation of Adjusted FCF and adjusted free cash flow after distributions to their most directly comparable measure calculated and presented in accordance with GAAP, see the Liquidity and Capital resources section.

Comparability of our Financial Results

During the normal course of business, we amend or modify our contractual agreements with customers. These amendments or modifications require the agreements to be reassessed under ASC 842, which can impact the classification of revenues or costs associated with the agreement. These reassessments may impact the comparability of our financial results.

Results of Operations

The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and DCF from Net income and Net cash provided by operating activities, to the most directly comparable GAAP financial measures. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Revenues and other income:
Total revenues and other income(1)	$3,401	$2,559	$842	$8,951	$7,293	$1,658
Costs and expenses:
Cost of revenues (excludes items below)	371	298	73	981	864	117
Purchased product costs	540	421	119	1,670	1,035	635
Rental cost of sales	22	33	(11)	101	97	4
Rental cost of sales - related parties	10	24	(14)	44	86	(42)
Purchases - related parties	364	307	57	1,034	902	132
Depreciation and amortization	302	324	(22)	925	971	(46)
Impairment expense	—	—	—	—	42	(42)
General and administrative expenses	88	94	(6)	248	267	(19)
Other taxes	30	27	3	97	93	4
Total costs and expenses	1,727	1,528	199	5,100	4,357	743
Income from operations	1,674	1,031	643	3,851	2,936	915
Related-party interest and other financial costs	—	2	(2)	5	4	1
Interest expense, net of amounts capitalized	217	197	20	627	590	37
Other financial costs	19	21	(2)	59	67	(8)
Income before income taxes	1,438	811	627	3,160	2,275	885
Provision for income taxes	1	—	1	6	1	5
Net income	1,437	811	626	3,154	2,274	880
Less: Net income attributable to noncontrolling interests	9	9	—	26	27	(1)
Net income attributable to MPLX LP	1,428	802	626	3,128	2,247	881

Adjusted EBITDA attributable to MPLX LP(2)	1,471	1,389	82	4,321	4,115	206
DCF attributable to GP and LP unitholders(2)	$1,231	$1,143	$88	$3,615	$3,468	$147
(1)    The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.
(2)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$1,437	$811	$626	$3,154	$2,274	$880
Provision for income taxes	1	—	1	6	1	5
Interest and other financial costs	236	220	16	691	661	30
Income from operations	1,674	1,031	643	3,851	2,936	915
Depreciation and amortization	302	324	(22)	925	971	(46)
Impairment expense	—	—	—	—	42	(42)
Income from equity method investments	(125)	(92)	(33)	(335)	(228)	(107)
Distributions/adjustments related to equity method investments	166	129	37	450	371	79
Gain on sales-type leases	(509)	—	(509)	(509)	—	(509)
Other	(27)	6	(33)	(32)	52	(84)
Adjusted EBITDA	1,481	1,398	83	4,350	4,144	206
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)	(29)	(29)	—
Adjusted EBITDA attributable to MPLX LP	1,471	1,389	82	4,321	4,115	206
Deferred revenue impacts	39	14	25	87	76	11
Sales-type lease payments, net of income	3	14	(11)	13	68	(55)
Net interest and other financial costs(1)	(216)	(200)	(16)	(635)	(618)	(17)
Maintenance capital expenditures, net of reimbursements	(40)	(21)	(19)	(93)	(50)	(43)
Equity method investment maintenance capital expenditures paid out	(4)	(1)	(3)	(10)	(4)	(6)
Other	11	(4)	15	28	(9)	37
DCF	1,264	1,191	73	3,711	3,578	133
Preferred unit distributions	(33)	(48)	15	(96)	(110)	14
DCF attributable to GP and LP unitholders	$1,231	$1,143	$88	$3,615	$3,468	$147
(1)    Excludes gain/ loss on extinguishment of debt and amortization of deferred financing costs.

	Nine Months Ended September 30,
(In millions)	2022	2021	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$3,651	$3,671	$(20)
Changes in working capital items	60	(143)	203
All other, net	(51)	(11)	(40)
Loss/ (gain) on extinguishment of debt	1	(10)	11
Net interest and other financial costs(1)	635	618	17
Other adjustments to equity method investment distributions	45	10	35
Other	9	9	—
Adjusted EBITDA	4,350	4,144	206
Adjusted EBITDA attributable to noncontrolling interests	(29)	(29)	—
Adjusted EBITDA attributable to MPLX LP	4,321	4,115	206
Deferred revenue impacts	87	76	11
Sales-type lease payments, net of income(2)	13	68	(55)
Net interest and other financial costs(1)	(635)	(618)	(17)
Maintenance capital expenditures, net of reimbursements	(93)	(50)	(43)
Equity method investment maintenance capital expenditures paid out	(10)	(4)	(6)
Other	28	(9)	37
DCF	3,711	3,578	133
Preferred unit distributions	(96)	(110)	14
DCF attributable to GP and LP unitholders	$3,615	$3,468	$147
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    The nine months ended September 30, 2021 includes one-time impact from Refining Logistics harmonization project of $54 million.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Total revenues and other income increased $842 million in the third quarter of 2022 compared to the same period of 2021. This was primarily driven by a contract modification that resulted in a non-cash gain on sales-type lease of $509 million. Also contributing to the increase were higher volumes and prices in the G&P segment of approximately $221 million. There were also increased revenue from terminal activities, higher pipeline throughput, and fee escalations, as well as higher income from equity method investments.

Cost of revenues increased $73 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to higher expenses related to repairs and maintenance, project spend and energy costs.

Purchased product costs increased $119 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to higher volumes of $113 million and higher prices of $53 million in the G&P segment, partially offset by a decrease of $48 million due to changes in the fair value of our embedded derivative.

Rental cost of sales and rental cost of sales - related parties decreased $25 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due modifications to lease contracts which resulted in a greater portion of costs being recorded to purchases - related parties, as noted below.

Purchases - related parties increased $57 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in a greater portion of costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties costs, as noted above, as well as to increased transportation, and project expenses.

Depreciation and amortization decreased $22 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to accelerated depreciation on idled assets recorded in the third quarter of 2021, and lower depreciation as a result of the derecognition of fixed assets resulting from the modification of certain lease contracts resulting in sales-type lease accounting treatment in the third quarter of 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Total revenues and other income increased $1,658 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to higher prices of $576 million and product volumes of $342 million within the G&P segment. The increase also includes a non-cash gain on sales-type lease of $509 million as a result of a contract modification in the third quarter of 2022, as well as a $107 million increase in income from equity method investments in the 2022 period. Higher service revenue within our L&S segment of $103 million, driven primarily by higher pipeline throughput and terminal activities, also contributed to the increase in the 2022 period.

Cost of revenues increased $117 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to higher expenses related to repairs and maintenance, project spend, and energy costs. Higher environmental response and remediation costs also contributed to the increase.

Purchased product costs increased $635 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to higher prices of $483 million and higher volumes of $252 million, primarily in the Southwest, partially offset by a decrease of $103 million due to changes in the fair value of our embedded derivative.

Rental cost of sales and rental cost of sales - related parties decreased $38 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties. The decreases were partially offset by higher operating costs and repairs and maintenance costs.

Purchases - related parties increased $132 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above. There were also increased transportation costs.

Depreciation and amortization decreased $46 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to accelerated depreciation on idled assets recorded in the 2021 period, and lower depreciation as a result of the derecognition of fixed assets resulting from the modification of certain lease contracts resulting in sales-type lease accounting treatment.

Segment Results

We classify our business in the following reportable segments: L&S and G&P. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) impairment expense; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) gain on sales-type leases; (vii) noncontrolling interests; and (viii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and nine months ended September 30, 2022 and 2021.

L&S Segment
Third Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Service revenue	$1,038	$983	$55	$3,031	$2,928	$103
Rental income	210	172	38	593	597	(4)
Product related revenue	4	3	1	15	11	4
Sales-type lease revenue	118	132	(14)	343	305	38
Income from equity method investments	72	41	31	183	112	71
Other income	8	15	(7)	42	46	(4)
Total segment revenues and other income	1,450	1,346	104	4,207	3,999	208
Cost of revenues	160	164	(4)	460	451	9
Purchases - related parties	265	232	33	762	675	87
Depreciation and amortization	128	131	(3)	387	414	(27)
General and administrative expenses	48	48	—	134	140	(6)
Other taxes	19	19	—	60	57	3
Segment income from operations	830	752	78	2,404	2,262	142
Depreciation and amortization	128	131	(3)	387	414	(27)
Income from equity method investments	(72)	(41)	(31)	(183)	(112)	(71)
Distributions/adjustments related to equity method investments	75	58	17	212	174	38
Other	8	4	4	19	9	10
Segment Adjusted EBITDA(1)	969	904	65	2,839	2,747	92

Capital expenditures	80	85	(5)	238	220	18
Investments in unconsolidated affiliates(2)	$12	$9	$3	$90	$31	$59
(1)    See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

(2)    The nine months ended September 30, 2022 includes a contribution of $60 million to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Service revenue increased $55 million in the third quarter of 2022 compared to the same period of 2021. This was primarily driven by increased revenue from terminal activities, increased pipeline fees due to increased throughput outweighing lower average tariff rates, and annual fee escalations. There was also an increase of $9 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $38 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due annual fee escalations. There was also a net increase of $3 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Sales-type lease revenue - related parties decreased $14 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to a decrease of $12 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC.

Income from equity methods investments increased $31 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to increased throughput on equity method investment pipeline systems, including the Whistler pipeline, which was placed into service in the third quarter of 2021.

Cost of revenues decreased $4 million and Purchases - related parties increased $33 million in the third quarter of 2022 compared to the same period of 2021. Modifications to lease contracts resulted in a greater portion of costs being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues, causing a $7 million increase and offsetting decreases to cost of revenues. The overall net increase in the accounts was due to higher energy costs and project expense in the third quarter of 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Service revenue increased $103 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to increased revenue from terminal activities and annual fee escalations. Additionally, there was a net increase in pipeline fees due to increased throughput outweighing lower average tariff rates. There was also an increase of $9 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income decreased $4 million in the first nine months of 2022 compared to the same period of 2021. This was due to a net decrease of $49 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue as a result of modifications to lease contracts. The decrease was partially offset by increased storage fees and fee escalations.

Sales-type lease revenue - related parties increased $38 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to an increase of $40 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue driven by modifications of lease contracts.

Income from equity methods investments increased $71 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to increased throughput on equity method investment pipeline systems, including the Whistler pipeline which was placed into service in the third quarter of 2021.

Cost of revenues increased $9 million and Purchases - related parties increased $87 million in the first nine months of 2022 compared to the same period of 2021. Modifications to lease contracts resulted in a greater portion of costs being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues, causing a $47 million increase and offsetting decreases to cost of revenues. The overall increase in the accounts was driven by higher project expense and higher environmental response and remediation costs compared to the first nine months of 2021, partially offset by decreased employee-related costs from MPC.

Depreciation and amortization decreased $27 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to the derecognition of fixed assets due to the modification of certain lease contracts and accelerated depreciation on refining logistics assets at MPC’s idled Gallup refinery.

L&S Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,596	3,440	3,551	3,399
Product pipelines	2,169	2,061	2,125	2,008
Total pipelines	5,765	5,501	5,676	5,407

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.93	$0.97	$0.91	$0.96
Product pipelines	0.80	0.79	0.80	0.78
Total pipelines	$0.88	$0.90	$0.86	$0.89

Terminal throughput (mbpd)	3,026	3,046	3,023	2,884

Marine Assets (number in operation)(2)
Barges	296	299	296	299
Towboats	23	23	23	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.
(2)     Represents total at end of period.

G&P Segment
Third Quarter G&P Segment Financial Highlights (in millions)
(1)    The 2022 amounts include non-cash gain on a lease reclassification of $509 million. See Note 14 in the unaudited consolidated financial statements for additional information.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Service revenue	$537	$519	$18	$1,528	$1,520	$8
Rental income	66	80	(14)	239	263	(24)
Product related revenue	742	553	189	2,263	1,357	906
Sales-type lease revenue	28	—	28	28	—	28
Income from equity method investments	53	51	2	152	116	36
Other income(1)	525	10	515	534	38	496
Total segment revenues and other income	1,951	1,213	738	4,744	3,294	1,450
Cost of revenues	243	191	52	666	596	70
Purchased product costs	540	421	119	1,670	1,035	635
Purchases - related parties	99	75	24	272	227	45
Depreciation and amortization	174	193	(19)	538	557	(19)
Impairment expense	—	—	—	—	42	(42)
General and administrative expenses	40	46	(6)	114	127	(13)
Other taxes	11	8	3	37	36	1
Segment income from operations	844	279	565	1,447	674	773
Depreciation and amortization	174	193	(19)	538	557	(19)
Gain on sales-type leases	(509)	—	(509)	(509)	—	(509)
Impairment expense	—	—	—	—	42	(42)
Income from equity method investments	(53)	(51)	(2)	(152)	(116)	(36)
Distributions/adjustments related to equity method investments	91	71	20	238	197	41
Other	(35)	2	(37)	(51)	43	(94)
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)	(29)	(29)	—
Segment Adjusted EBITDA(2)	502	485	17	1,482	1,368	114

Capital expenditures	146	69	77	336	135	201
Investments in unconsolidated affiliates	$30	$23	$7	$108	$85	$23
(1)     The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.
(2)    See the Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income table for the reconciliation to the most directly comparable GAAP measure.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Service revenue increased $18 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to higher fees from higher volumes in the Southwest and Marcellus, an increase in revenue from cost reimbursements, partially offset by a decrease in revenue due to a contract modification resulting in a change in the presentation of the related income from service revenue to rental income.

Rental income decreased $14 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to changes in the presentation of revenue between rental income and sales-type lease revenue as a result of modifications to an agreement with a third party in the third quarter of 2022, partially offset by a contract modification resulting in a change in the presentation of the related income from service revenue to rental income.

Product related revenue increased $189 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to higher volumes in the Southwest and Rockies of $132 million, and higher prices in the Southwest of approximately $57 million.

Sales-type lease revenue increased $28 million in the third quarter of 2022 compared to the same period of 2021. This was due to the modification of a gathering and compression agreement in the third quarter of 2022 that resulted in a change in the presentation of revenue between rental income and sales-type lease revenue.

Other income increased $515 million in the third quarter of 2022 compared to the same period of 2021 and includes a gain on sales-type lease of $509 million as a result of a contract modification in the third quarter of 2022.

Cost of revenues increased $52 million in the third quarter of 2022 compared to the same period of 2021. This increase is attributable to higher operating costs and repairs and maintenance costs in the Marcellus, Rockies, Southwest, and Southern Appalachia.

Purchased product costs increased $119 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to higher volumes in the Southwest and Rockies of $113 million, and higher prices of $53 million in the Southwest, partially offset by a decrease of $48 million due to changes in the fair value of our embedded derivative.

Purchases - related parties increased $24 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to an increase in transportation costs.

Depreciation and amortization decreased $19 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to accelerated depreciation on idled assets recorded in the third quarter of 2021, and lower depreciation as a result of the derecognition of fixed assets as a result of a lease reclassification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the third quarter of 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Service revenue increased $8 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to higher fees from higher volumes in the Southwest of $22 million, an increase of revenue from cost reimbursements in the Marcellus, an increase due to a 2021 contract modification in the Marcellus resulting in a change in the presentation of the related income from rental income to service revenue, partially offset by decreases in revenue related to cost reimbursements and lower volumes in the Rockies.

Rental income decreased $24 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to changes in the presentation of revenue between rental income, sales-type lease revenue and service revenue as a result of modifications to agreements with third parties, partially offset by an increase in cost reimbursement revenue in the Marcellus and Southern Appalachia.

Product related revenue increased $906 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to higher prices in the Southwest, Marcellus, Southern Appalachia and Bakken of approximately $576 million and higher fees from higher volumes in the Southwest, Rockies, Bakken and Marcellus of $330 million.

Sales-type lease revenue increased $28 million in the first nine months of 2022 compared to the same period of 2021. This was due to the modification of a gathering and compression agreement in the third quarter of 2022 that resulted in a change in the presentation of revenue between rental income and sales-type lease revenue.

Income from equity method investments increased $36 million in the first nine months of 2022 compared to the same period of 2021, primarily due to higher volumes and rates associated with joint ventures in the Utica, Marcellus and Southwest regions and an impairment recorded in the second quarter of 2021, partially offset by increased facility expenses from a joint venture in the Southwest.

Other income increased $496 million in the first nine months of 2022 compared to the same period of 2021 primarily due to a non-cash gain on lease reclassification of $509 million as a result of a contract modification in the third quarter of 2022. The gain was partially offset by a $23 million loss on disposal of assets during the 2022 period.

Cost of revenues increased $70 million in the first nine months of 2022 compared to the same period of 2021. This increase is attributable to higher operating costs and repairs and maintenance costs in the Marcellus, Rockies, and Southern Appalachia.

Purchased product costs increased $635 million in the first nine months of 2022 compared to the same period of 2021. This was primarily due to higher prices of $483 million in the Southwest and Southern Appalachia, higher volumes in the Southwest and Rockies, partially offset by a decrease of $103 million due to changes in the fair value of our embedded derivative.

Purchases - related parties increased $45 million in the first nine months of 2022 compared to the same period of 2021, this was primarily due to an increase in transportation costs.

Depreciation and amortization decreased $19 million in the third quarter of 2022 compared to the same period of 2021. This was primarily due to accelerated depreciation on idled assets recorded in the third quarter of 2021, and lower depreciation as a result of the derecognition of fixed assets as a result of a lease reclassification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the third quarter of 2021.

Impairment expense decreased $42 million in the first nine months of 2022 compared to the same period of 2021 due to impairments recorded in the second quarter of 2021 related to our continued emphasis on portfolio optimization with the closure of certain non-core assets.

G&P Operating Data

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	MPLX LP(1)	MPLX LP Operated(2)	MPLX LP(1)	MPLX LP Operated(2)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,325	1,325	1,373	1,373
Utica Operations	—	2,381	—	1,798
Southwest Operations	1,362	1,642	1,339	1,516
Bakken Operations	147	147	147	147
Rockies Operations	452	588	439	585
Total gathering throughput	3,286	6,083	3,298	5,419

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,060	5,535	4,099	5,638
Utica Operations	—	518	—	464
Southwest Operations	1,502	1,666	1,312	1,480
Southern Appalachian Operations	205	205	236	236
Bakken Operations	130	130	146	146
Rockies Operations	462	462	419	419
Total natural gas processed	6,359	8,516	6,212	8,383

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	496	496	487	487
Utica Operations(3)	—	30	—	25
Southwest Operations	—	—	—	—
Southern Appalachian Operations	12	12	12	12
Bakken Operations	21	21	25	25
Rockies Operations	3	3	4	4
Total C2 + NGLs fractionated(4)	532	562	528	553

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	MPLX LP(1)	MPLX LP Operated(2)	MPLX LP(1)	MPLX LP Operated(2)
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,308	1,308	1,324	1,324
Utica Operations	—	2,048	—	1,633
Southwest Operations	1,367	1,605	1,356	1,487
Bakken Operations	147	147	149	149
Rockies Operations	424	556	450	602
Total gathering throughput	3,246	5,664	3,279	5,195

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,021	5,503	4,167	5,640
Utica Operations	—	488	—	492
Southwest Operations(5)	1,446	1,616	1,311	1,436
Southern Appalachian Operations	220	220	229	229
Bakken Operations	138	138	148	148
Rockies Operations	436	436	430	430
Total natural gas processed	6,261	8,401	6,285	8,375

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	478	478	484	484
Utica Operations(3)	—	28	—	26
Southwest Operations(5)	—	—	3	3
Southern Appalachian Operations	11	11	12	12
Bakken Operations	21	21	23	23
Rockies Operations	3	3	4	4
Total C2 + NGLs fractionated(4)	513	541	526	552

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$7.91	$4.31	$6.67	$3.34
C2 + NGL Pricing ($ per gallon)(6)	$1.01	$0.96	$1.11	$0.81
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
(4)     Purity ethane makes up approximately 217 mbpd and 199 mbpd of total MPLX Operated, fractionated products for the three months ended September 30, 2022 and 2021, respectively, and approximately 200 mbpd and 196 mbpd of total fractionated products for the nine months ended September 30, 2022 and 2021, respectively. Purity ethane makes up approximately 210 mbpd and 194 mbpd of total MPLX LP consolidated, fractionated products for the three months ended September 30, 2022 and 2021, respectively, and approximately 195 mbpd and 191 mbpd of total fractionated products for the nine months ended September 30, 2022 and 2021, respectively.
(5)    The Southwest Operations for the nine months ended September 30, 2021 include the Javelina complex, which was sold on February 12, 2021. The processing and fractionated volumes calculated for the number of days MPLX owned these assets during 2021 were 96 MMcf/d and 17 mbpd, respectively.
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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $121 million at September 30, 2022 and $13 million at December 31, 2021. The change in cash, cash equivalents and restricted cash was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities	$3,651	$3,671
Investing activities	(676)	(377)
Financing activities	(2,867)	(3,270)
Total	$108	$24

Net cash provided by operating activities decreased $20 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to an increase in working capital requirements offset by improved results from operations in the first nine months of 2022 compared to the first nine months of 2021.

Net cash used in investing activities increased $299 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to higher capital spending and an increase in contributions to equity method investments, which included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture. Cash used in investing activities also included $28 million for the acquisition of assets during the nine months ended September 30, 2022.

Financing activities were an $2,867 million use of cash in the first nine months of 2022 compared to a $3,270 million use of cash in the first nine months of 2021. The decrease in the use of cash was due to lower net debt repayments of $273 million in the first nine months of 2022 compared to net debt repayments of $576 million in the same period of 2021 as well as $150 million in lower unit repurchases in the first nine months of 2022 compared to the first nine months of 2021. The decreases in the first nine months of 2022 were partially offset with an increase in distributions on common units and debt issuance costs incurred during the period.

Adjusted Free Cash Flow

The following table provides a reconciliation of Adjusted FCF and adjusted free cash flow after distributions from net cash provided by operating activities for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net cash provided by operating activities	$1,039	$1,182	$3,651	$3,671
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(265)	(132)	(676)	(377)
Contributions from MPC	13	14	30	31
Distributions to noncontrolling interests	(10)	(9)	(29)	(29)
Adjusted free cash flow	777	1,055	2,976	3,296
Distributions paid to common and preferred unitholders	(755)	(745)	(2,248)	(2,228)
Adjusted free cash flow after distributions	$22	$310	$728	$1,068

Debt and Liquidity Overview

MPLX Credit Agreement

On July 7, 2022, MPLX entered into a new five-year credit agreement (the “MPLX Credit Agreement”) to replace the previous $3.5 billion credit facility that was scheduled to expire July 2024. The new MPLX Credit Agreement matures in July 2027 and, among other things, provides for a $2.0 billion unsecured revolving credit facility and letter of credit issuing capacity of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity. The financial covenants of the new MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.

Fixed Rate Senior Notes

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 (the “2052 Senior Notes”) in an underwritten public offering. The 2052 Senior Notes were offered at a price to the public of 98.982 percent with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the intercompany loan agreement with MPC and under the previous credit agreement.

On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950 percent senior notes due September 2032 (the “2032 Senior Notes”) in an underwritten public offering. The 2032 Senior Notes were offered at a price to the public of 99.433 percent with interest payable semi-annually in arrears, commencing on March 1, 2023. The net proceeds were used to redeem all of the 3.500 percent senior notes due December 2022 and all of the 3.375 percent senior notes due March 2023, as discussed below.

On August 25, 2022, MPLX redeemed all of the $500 million 3.500 percent senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, at 100.1010 percent of the aggregate principal amount, plus accrued and unpaid interest to, but not including the redemption date. On September 15, 2022, MPLX redeemed all of the $500 million 3.375 percent senior notes due March 2023 at 100 percent of the aggregate principal amount. The impact of these debt extinguishments was not material to the Consolidated Statements of Income.

Our intention is to maintain an investment-grade credit profile. As of September 30, 2022, the credit ratings on our senior unsecured debt were as follows:

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2022, we were in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.50 to 1.0.

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

Our liquidity totaled $3.6 billion at September 30, 2022 consisting of:

	September 30, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement(1)	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			121
Total liquidity			$3,621
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

Equity and Preferred Units Overview

Common units

The changes in the number of common units during the nine months ended September 30, 2022 are summarized below:

(In units)	Common Units
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	190,529
Units redeemed in unit repurchase program	(10,353,035)
Balance at September 30, 2022	1,006,015,872

Unit Repurchase Program

On November 2, 2020, we announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s common units held by the public. On August 2, 2022 we announced the board authorization for the repurchase of up to an additional $1.0 billion of MPLX common units held by the public. The authorizations have no expiration date. During the nine months ended September 30, 2022, we repurchased approximately 10 million common units at an average cost per unit of $31.98 and paid $315 million of cash. As of September 30, 2022, we had repurchased a total of approximately 35 million units at an average cost per unit of $28.63 for a total of $994 million under the initial unit repurchase program, which reflects the repurchase of 532,326 common units for $16 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022. As of September 30, 2022, we had $1,006 million remaining under the repurchase authorizations.

We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $264 million per quarter, or $1,056 million per year, based on the number of common units outstanding at September 30, 2022.

On November 1, 2022, MPLX declared a cash distribution for the third quarter of 2022, totaling $777 million, or $0.7750 per common unit. This distribution will be paid on November 22, 2022 to common unitholders of record on November 15, 2022. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

Series B preferred unitholders are entitled to receive a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three-month LIBOR plus 4.652 percent, in each case assuming a distribution is declared by the board of directors. Accordingly, cash distribution payments of $21 million were paid to Series B unitholders on February 15, 2022 and August 15, 2022.

MPLX has the right to redeem some or all of the Series B preferred units, at any time, on or after February 15, 2023 at a redemption price of $1,000 per unit plus any accumulated and unpaid distributions up to the redemption date.

The allocation of total cash distributions is as follows for the three and nine months ended September 30, 2022 and 2021. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2022	2021	2022	2021
Distribution declared:
Limited partner units - public(1)	$275	$476	$789	$998
Limited partner units - MPC(1)	502	829	1,415	1,719
Total LP distribution declared	777	1,305	2,204	2,717
Series A preferred units(1)	23	38	65	79
Series B preferred units	10	10	31	31
Total distribution declared	810	1,353	2,300	2,827

Quarterly cash distributions declared per limited partner common unit	$0.7750	$1.2800	$2.1850	$2.6550
(1) The three and nine months ended September 30, 2021 include a supplemental distribution amount $0.575 per common unit.

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

MPLX’s initial capital investment plan for 2022 totaled $900 million, which includes growth capital of $700 million, maintenance capital of $140 million and a $60 million investment in an unconsolidated affiliate for the repayment of our 9.19 percent indirect share of the Bakken Pipeline joint venture’s debt due in 2022. Growth capital expenditures and investments in affiliates during the nine months ended September 30, 2022 were primarily for gas gathering, processing and de-ethanization projects in our Bakken, Marcellus, and Southwest basins and the expansion of our crude gathering systems and long-haul pipeline investments in the Permian and Bakken basins. Spending for the period also included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2022	2021
Capital expenditures:
Growth capital expenditures	$451	$274
Growth capital reimbursements(1)	(70)	(22)
Investments in unconsolidated affiliates	198	116
Return of capital	(11)	(36)
Capitalized interest	(6)	(11)
Total growth capital expenditures(2)	562	321
Maintenance capital expenditures	123	81
Maintenance capital reimbursements	(30)	(31)
Capitalized interest	(1)	(1)
Total maintenance capital expenditures	92	49

Total growth and maintenance capital expenditures	654	370
Investments in unconsolidated affiliates(3)	(198)	(116)
Return of capital(3)	11	36
Growth and maintenance capital reimbursements(1)(4)	100	53
(Increase)/ decrease in capital accruals	(39)	19
Capitalized interest	7	12
Additions to property, plant and equipment(3)	$535	$374
(1)    Growth capital reimbursements include reimbursements from customers and our Sponsor. Prior periods have been updated to reflect these reimbursements to conform to the current period presentation.
(2)    Total growth capital expenditures exclude $28 million of acquisitions for the nine months ended September 30, 2022.
(3)    Investments in unconsolidated affiliates, return of capital, acquisitions, and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(4)    Growth capital reimbursements are included in changes in deferred revenue within the operating activities section of the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities section of the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of September 30, 2022, our contractual cash obligations included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2022, our debt obligations decreased by $250 million, primarily due to the repayment of amounts outstanding on the previous credit agreement, the MPC Loan Agreement, and the redemption of senior notes. These items were funded with proceeds from the issuance of senior notes, discussed above. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2021.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to guarantees that are described in Note 15 of the unaudited consolidated financial statements and indemnities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

Transactions with Related Parties

At September 30, 2022, MPC owned our non-economic general partnership interest and held approximately 64 percent of our outstanding common units.

We provide MPC with crude oil, product pipeline, and trucking transportation services based on regulated tariff/contracted rates, as well as storage, terminal, fuels distribution, and inland marine transportation services based on contracted rates. We also have agreements with MPC under which we receive fees for operating MPC’s retained pipeline assets, providing management services for the marine business, and operating certain of MPC’s equity method investments. MPC provides us with certain services related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services under employee services and omnibus services agreements.

The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues and other income(1)	46%	48%	46%	51%
Total costs and expenses(2)	24%	26%	24%	27%
(1)     2022 periods exclude gain on sales-type leases.
(2)    2021 periods exclude losses for impairment.

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 4 to the unaudited consolidated financial statements in this report.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. During the nine months ended September 30, 2022, environmental remediation costs increased due to a release of crude oil on our pipeline near Edwardsville, Illinois in March of 2022. There have been no additional significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2022.

Critical Accounting Estimates

As of September 30, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Standards Not Yet Adopted

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Accounting standards are discussed in Note 2 of the unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2022, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three and nine months ended September 30, 2022 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(In millions)	Fair Value as of September 30, 2022(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2022(3)
Outstanding debt
Fixed-rate	$17,552	$1,365	N/A
Variable-rate(4)	$—	$—	$1
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2022.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2022.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of September 30, 2022.

At September 30, 2022, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 9 in the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

Dakota Access Pipeline

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later ordered vacatur of the easement during the pendency of the EIS. The EIS has been delayed and the Army Corps currently expects to release a draft EIS in the first half of 2023.

Tesoro High Plains Pipeline

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, in July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. On appeal, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and remanded to the Regional Director for the BIA Great Plains Region to issue a new decision based on specific criteria. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP, finding that THPP was in trespass and assessing trespass damages of approximately $4 million (including interest), which has been paid. The order also required that THPP immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.

On February 8, 2022, the U.S. Government Parties filed their answer to THPP’s suit, asserting counterclaims for trespass and ejectment. The U.S. Government Parties claim THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims. Negotiations with the holders of the property rights at issue to settle this matter have been unsuccessful.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended September 30, 2022, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
7/01/2022-7/31/2022	—	$—	—	$202
8/01/2022-8/31/2022	2,867,174	32.11	2,867,174	1,110
9/01/2022-9/30/2022	3,328,905	31.26	3,328,905	$1,006
Total	6,196,079	$31.65	6,196,079
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes commissions paid to brokers during the quarter.
(2)On November 2, 2020, we announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s common units held by the public. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. These unit repurchase authorizations have no expiration date.

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 1, 2022	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)