Form 10-K
period 2022-12-31
MPLX LP
filed 2023-02-23
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large Accelerated Filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒
The aggregate market value of common units held by non-affiliates as of June 30, 2022 was approximately $10.6 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 30, 2022. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 1,001,043,931 common units outstanding at February 16, 2023.
Documents Incorporated By Reference: None

Unless otherwise stated or the context otherwise indicates, all references in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to our sponsor and customer, “MPC”, refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Additionally, throughout this Annual Report on Form 10-K, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel (Bbl)	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
DCF (a non-GAAP financial measure)	Distributable Cash Flow
DOT	United States Department of Transportation
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCF (a non-GAAP financial measure)	Free Cash Flow
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
G&P	Gathering and Processing segment
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
L&S	Logistics and Storage segment
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
MRF	Marine repair facility
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
USCG	United States Coast Guard
VIE	Variable interest entity

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
•environmental, social and governance (“ESG”) goals and targets, including those related to greenhouse gas (“GHG”) emissions, diversity and inclusion and ESG reporting;
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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•general economic, political or regulatory developments, including inflation, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, or renewables, or taxation;
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
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks, other hydrocarbon-based products, or renewables;
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
•changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products, other hydrocarbon-based products, or renewables;
•changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks, refined products, and renewables;
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
•acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs, refined products, or renewables;
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products, or renewables;
•our ability to successfully achieve our ESG goals and targets within the expected timeframe, if at all; and
•the other factors described in Item 1A. Risk Factors.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business

OVERVIEW

We are a diversified, large-cap master limited partnership formed by MPC in 2012 (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). Our assets are positioned throughout the United States. The L&S segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The L&S segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The G&P segment provides gathering, processing and transportation of natural gas as well as the transportation, fractionation, storage and marketing of NGLs. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties provide information about our assets as of December 31, 2022:

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
(b) Includes MPLX owned and operated natural gas processing complexes
As of 4Q 2022
LOOP LLC

We continue to have a strategic relationship with MPC, which is a large source of our revenues. We have executed numerous long-term, fee-based agreements with minimum volume commitments with MPC which provide us with a stable and predictable revenue stream and source of cash flows. As of December 31, 2022, MPC owned our general partner and approximately 65 percent of our outstanding common units. In 2022, MPC accounted for 47 percent of our total revenues and other income, primarily within our L&S segment, and will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many crude oil and natural gas resource plays, including the Marcellus Shale, Permian Basin, Utica Shale, STACK Shale and Bakken Shale, among others.

MPLX remains guided by its strategic priorities of strict capital discipline, fostering a low-cost culture, and optimizing our asset portfolio. We continuously evaluate our portfolio to identify opportunities to develop, expand, debottleneck and participate in projects that complement our existing assets, assess strategic acquisitions, and ensure we are optimizing all assets in the portfolio. This includes positioning the MPLX portfolio and capabilities to be successful through the energy evolution.

2022 RESULTS

The following table summarizes the operating performance for each segment for the year ended December 31, 2022. For further discussion of our segments and a reconciliation of Non-GAAP measures to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.

2022 Segment Results (in millions)
$11,613
$5,945
$5,668
$5,022
$3,335
$1,687
$5,775
$1,957
$3,818
Segment revenues and other income(1)
Segment cost of revenues and purchases
Segment Adjusted EBITDA
L&S
G&P

(1)     Includes non-cash gain on a lease reclassification of $509 million. See Item 8. Financial Statements and Supplementary Data - Note 20 in the consolidated financial statements for additional information.

RECENT DEVELOPMENTS

•On January 25, 2023, we announced the board of directors of our general partner declared a distribution of $0.7750 per common unit that was paid on February 14, 2023 to common unitholders of record on February 6, 2023.
•On February 9, 2023, we issued $1.1 billion aggregate principal amount of 5.00 percent senior notes due 2033 and $500 million aggregate principal amount of 5.65 percent senior notes due 2053 in an underwritten public offering.
•On February 15, 2023, we redeemed all of the 600,000 outstanding Series B preferred units at the redemption price of $1,000 per unit. The semi-annual distribution due to Series B unitholders on February 15, 2023, was also paid on that date, in the usual manner. We also provided notice to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023.

BUSINESS STRATEGIES

Maintain Safe and Reliable Operations: We are committed to maintaining and improving the safety, reliability and efficiency of our operations and promoting high standards for safety and environmental stewardship. Providing safe, reliable and efficient services is also a key component in generating stable cash flows.

Grow Stable Cash Flows While Maintaining Strict Capital Discipline: We are focused on growing our feed-based services through long-term contracts, which provide through-cycle cash flow stability. We also challenge ourselves to be disciplined in our capital spending as we look to effectively deploy capital to grow our business and its cash flows.

Focus on Low-Cost Culture: We are committed to achieving operational excellence by reducing costs, improving efficiency, and driving operational improvements. This means lowering our costs in all aspects of our business and challenging ourselves to be disciplined in every dollar we spend across our organization.

Commitment to Return Capital to Unitholders: We are committed to generating cash flows in excess of both our capital spending and our distributions, while maintaining a strong balance sheet. With our commitment to strict-capital discipline and adoption of a low-cost culture, we expect to continue generating strong cash flow, enhancing our financial flexibility to invest in and grow the business, while also supporting the return of capital to MPLX unitholders.

Commitment to Sustainability: Our approach to sustainability spans the environmental, social and governance dimensions of our business. That means strengthening resiliency by lowering carbon intensity and conserving natural resources; innovating for the future by investing in renewables and emerging technologies; and embedding sustainability in decision-making and in how we engage our people and many stakeholders. We are progressing towards meeting our 2025 and 2030 methane intensity reduction goals, as well as our biodiversity target, by applying sustainable landscapes to our compatible right of ways.

ORGANIZATIONAL STRUCTURE

The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 16, 2023.

Marathon Petroleum Corporation
(NYSE: MPC)
and Affiliates (including our General Partner)
647 million Common Units
(65% of common units outstanding)
MPLX GP LLC
(our General Partner)
non-economic general partner interest
Public Unitholders
354 million
Common Units
(35% of common
units outstanding)
Series A
Preferred
Unitholders
30 million
Preferred Units
MPLX LP
(NYSE: MPLX)
(the Partnership)

We are an MLP with outstanding common units held by MPC and public unitholders as well as preferred units. Our common units are publicly traded on the NYSE under the symbol “MPLX.” Our Series A preferred units rank senior to all common units. The holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Our Series B preferred units were redeemed on February 15, 2023 and are no longer outstanding.

INDUSTRY OVERVIEW

As of December 31, 2022, our diversified services in the midstream sector broken down by our segments are as follows:

L&S:

The midstream sector plays a crucial role in the oil and gas industry by providing gathering, transportation, terminalling, storage and marketing services as depicted below.
Crude oil is the primary raw material for transportation fuels and the basis for many products, including plastics, petrochemicals and heating oil for homes. Pipelines bring advantaged North American crude oil from the upper Great Plains, Louisiana, Texas, Canada and West Coast to numerous refineries throughout the United States. Terminals provide for the receipt, storage, blending, additization, handling and redelivery of refined products via pipeline, rail, marine and over-the-road modes of transportation. This network of logistics infrastructure also allows for export opportunities by connecting supply to global demand markets. The hydrocarbon market is often volatile and the ability to take advantage of fast-moving market conditions is enhanced by the ability to store crude oil, refined products, other hydrocarbon-based products, and renewables at tank farms, caverns, and tanks at refineries and terminals. The ability to store various products provides flexibility and logistics optionality which allows participants within the industry to take advantage of changing market conditions.

G&P:

The midstream natural gas industry is the link between the exploration for, and production of, natural gas and the delivery of its hydrocarbon components to end-use markets, as graphically depicted and further described below:
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
L&S:

The L&S segment includes gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. These assets consist of a network of 15,105 miles of wholly and jointly-owned common carrier pipelines and associated storage assets, refining logistics assets at 13 refineries, 89 terminals including one export terminal, storage caverns, tank farm assets including rail and truck racks, an inland marine business and a fuels distribution business. For information related to our L&S assets, please see Item 2. Properties - Logistics and Storage. Our L&S assets are integral to the success of MPC’s operations. We continue to evaluate projects and opportunities that will further enhance our existing operations and provide valuable services to MPC and third parties.

We generate revenue in the L&S segment primarily by charging tariffs for gathering and transporting crude oil, refined products, other hydrocarbon-based products and renewables through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil, refined products and renewables at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month. We are also the operator of additional crude oil and refined product pipelines owned by MPC and third parties for which we are paid operating fees. For the year ended December 31, 2022, approximately 88 percent of L&S segment revenues and other income was generated from MPC.

G&P:

The G&P segment gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. As of December 31, 2022, gathering and processing assets available to MPLX included approximately 10.4 Bcf/d of gathering capacity, 12.0 Bcf/d of natural gas processing capacity and 829 mbpd of fractionation and de-ethanization capacity. For a summary of our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines see Item 2. Properties - Gathering and Processing. For the year ended December 31, 2022, revenues earned from two customers within the Marcellus region were significant to the segment. Neither of these customers was significant to MPLX consolidated revenues.

For further financial information regarding our segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

OUR RELATIONSHIP WITH MPC

One of our competitive strengths is our strategic relationship with MPC, which is the largest crude oil refiner in the United States in terms of refining capacity. MPC owns and operates 13 refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States and distributes refined products, including renewable diesel, through transportation, storage, distribution and marketing services provided by its midstream segment, which primarily consists of MPLX. MPLX, through its fuels distribution services, distributes refined products under the Marathon brand through an extensive network of retail locations owned or operated by independent entrepreneurs across the United States.

MPC retains a significant interest in us through its non-economic ownership of our general partner and holding approximately 65 percent of the outstanding common units of MPLX as of December 31, 2022. Given MPC’s significant interest in us, we believe MPC will promote and support the successful execution of our business strategies.

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

The following table sets forth additional information regarding our transportation, storage, terminal, and fuels distribution services agreements with MPC as expected to be in effect throughout 2023:

Agreement	Initiation Date	Initial Term (years)	MPC minimum commitment
Transportation Services (mbpd):
Crude pipelines(1)	Various	4-10	2,023
Refined product pipelines(2)	Various	1-15	1,756
Marine(3)	January 2015	6	N/A
Storage Services (mbbls):
Tank Farms(4)	Various	2-12	131,791
Caverns(5)	Various	10-17	4,209
Terminal Services(6) (mbpd)	Various	Various	2,013
Fuels Distribution Services(7) (millions of gallons per year)	February 2018	10	23,449
(1)    Commitments are adjusted for crude viscosity. Renewal terms include multiple two to five-year terms.
(2)     Renewal terms include multiple one to five-year terms.
(3)     MPC has committed to utilize 100 percent of our available capacity of boats and barges. Renewal terms include two additional five-year terms. The contract is currently within the first renewal period.
(4)    Volume shown represents total shell capacity available for MPC’s use and includes refining logistics tanks. Renewal terms vary and range from year-to-year to multiple additional five-year terms.
(5)    Renewal terms vary and range from zero to 10 years. Volume shown represents total shell capacity.
(6)    Renewal terms vary and range from month-to-month to two additional five-year terms.
(7)    Includes one additional five-year renewal term.

Under transportation services agreements containing minimum volume commitments, if MPC fails to transport its minimum throughput volumes during any period, then MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Under certain transportation services agreements, the amount of any deficiency payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline in excess of MPC’s minimum volume commitment during a limited number of succeeding periods, after which time any unused credits will expire.

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

Our agreements with MPC provide for annual escalations that are either fixed or based on a variety of factors including the FERC index and various other inflation-based indexes depending on the nature and geography of the services provided.

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

Pipeline Operating Agreements with Third Parties

We maintain and operate six pipelines in which either MPC or MPLX has a joint interest. We receive an operating fee for each of these pipelines, which is subject to adjustment for inflation. In addition, we are reimbursed for specific costs associated with operating each pipeline. The length and renewal terms for each agreement vary.

Transportation, Terminal and Storage Services Agreements with Third Parties

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

Marine Services Agreements with MPC

MPLX has an agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. MPLX receives fixed annual fees for providing the required services, which are subject to predetermined annual escalation rates. This agreement is subject to an initial term of five years and automatically renews for one additional five-year renewal period unless terminated by either party.

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

OUR G&P CONTRACTS WITH MPC AND THIRD PARTIES

The majority of our revenues in the G&P segment are generated from natural gas gathering, transportation and processing; and NGL transportation, fractionation, exchange, marketing and storage. MPLX enters into a variety of contract types including fee-based, percent-of-proceeds, keep-whole and purchase arrangements in order to generate revenues. See Item 8. Financial Statements and Supplementary Data - Note 2 for a further description of these different types of arrangements.

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

Keep-whole agreement with MPC

MPLX has a keep-whole commodity agreement related to our Rockies operations with MPC. Under the agreement, MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year.

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

In our G&P segment, we face competition for natural gas gathering and in obtaining natural gas supplies for our processing and related services; in obtaining unprocessed NGLs for transportation and fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering systems and gas processing plants, operating efficiency and reliability, residue gas and NGL market connectivity, the ability to obtain a satisfactory price for products recovered and the fees charged for services supplied to the customer. Competitive factors affecting our fractionation services include availability of fractionation capacity, proximity to supply and industry marketing centers, the fees charged for fractionation services and operating efficiency and reliability of service. Competition for customers to purchase our natural gas and NGLs is based primarily on price, credit and market connectivity.

Our G&P competitors include:

•natural gas midstream providers, of varying financial resources and experience, that gather, transport, process, fractionate, store and market natural gas and NGLs;
•major integrated oil companies and refineries;
•independent exploration and production companies;
•interstate and intrastate pipelines; and
•other marine and land-based transporters of natural gas and NGLs.

Certain competitors, such as major oil and gas and pipeline companies, may have capital resources and contracted supplies of natural gas substantially greater than ours. Smaller local distributors may have a marketing advantage in their immediate service areas.

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

In our G&P segment, we experience minimal impacts from seasonal fluctuations which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. We are able to manage the seasonality impacts through the execution of our marketing strategy. Overall, our exposure to the seasonality fluctuations is limited due to the nature of our fee-based business.

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

Pipeline Regulations

Liquids Pipelines

Some of our existing pipelines are considered interstate common carrier pipelines subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the ICA, Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and the terms and conditions of service must not be unduly discriminatory. The ICA permits interested persons to challenge newly proposed tariff rates or terms and conditions of service, or any change to tariff rates or terms and conditions of service, and authorizes FERC to suspend the effectiveness of such proposal or change for a period of time to investigate. If, upon completion of an investigation, FERC finds that the new or changed service or rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. An interested person may also challenge existing terms and conditions of service or rates and FERC may order a carrier to change its terms and conditions of service or rates prospectively. Upon an appropriate showing, a shipper may also obtain reparations, from a pipeline, for damages sustained as a result of rates or terms which FERC deemed were not just and reasonable. Such reparation damages may accrue from the complaint through the final order and during the two years prior to the filing of a complaint.

EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates for interstate transportation service in effect for the 365-day period ending on the date of the passage of EPAct 1992 were deemed just and reasonable and therefore are grandfathered. Subsequent changes to those rates are not grandfathered. New rates have since been established after EPAct 1992 for certain pipelines, and certain of our pipelines have subsequently been approved to charge market-based rates.

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

Energy Policy Act of 2005

Under the Domenici-Barton Energy Policy Act of 2005 (“EPAct 2005”) and related regulations, it is unlawful for gas pipelines and storage companies that provide interstate services to: (i) directly or indirectly, use or employ any device, scheme or artifice to defraud in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 gives the FERC civil penalty authority to impose penalties for certain violations of up to approximately $1.3 million per day for each violation, subject to FERC’s annual inflation adjustment. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct 2005.

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

On September 6, 2022, EPA issued a notice of proposed rulemaking that would designate Perfluorooctanoic Acid (“PFOA”) and Perfluorooctane Sulfonate (“PFOS”) as hazardous substances under CERCLA Section 102(a). Additional per- and polyfluoroalkyl substances (“PFAS”) regulation could include the designation of PFAS as a RCRA hazardous waste. We cannot currently predict the impact of potential statutes or regulations related to PFAS on our remediation costs.

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

On October 22, 2019, EPA and the United States Army Corps of Engineers (“Army Corps”) published a final rule to repeal the 2015 “Clean Water Rule: Definition of Waters of the United States” (“2015 Rule”), which amended portions of the Code of Federal Regulations to restore the regulatory text that existed prior to the 2015 Rule, effective December 23, 2019. The rule repealing the 2015 Rule has been challenged in multiple federal courts. On April 21, 2020, EPA and the Army Corps promulgated the Navigable Waters Protection Rule (“2020 Rule”) to define “waters of the United States.” The 2020 Rule has been vacated by a federal court. On December 7, 2021, EPA and the Army Corps issued a notice of proposed rulemaking with the stated purpose of repealing the 2020 Rule defining “waters of the United States” and adopting a rule largely based upon the definition adopted in 1986 with some revisions based upon subsequent U.S. Supreme Court rulings, in particular Rapanos v. United States (2006) which produced two different tests for determining “waters of the United States”, the relatively permanent waters and significant nexus tests. A broader definition could result in increased cost of compliance or increased capital costs for construction of new facilities or expansion of existing facilities.

In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The Army Corps subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. A challenge of the 2021 authorization is currently pending before the U.S. District Court for the District of Columbia (“D.D.C.”), after being transferred from the U.S. District Court for the District of Montana in August 2022 and the plaintiffs request the court vacate and remand the 2021 authorization. Also, a petition has been filed with the Army Corps asking it to revoke the 2021 authorization. The Biden Administration could repeal or replace the 2021 authorization in a subsequent rulemaking. Repeal, vacation, revocation or replacement of the 2021 authorization could impact pipeline construction and maintenance activities.

As part of our emergency response activities, we have used aqueous film forming foam (“AFFF”) containing PFAS chemicals as a vapor and fire suppressant. At this time, AFFFs containing PFAS are the only proven foams that can prevent and control a flammable petroleum-based liquid fire involving a large storage tank or tank containment area. In May 2016, the EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - PFOA and PFOS. These HALs were updated in June 2022, when EPA also issued HALs for two additional PFAS substances. In February 2019, EPA issued a PFAS Action Plan identifying actions the EPA is planning to take to study and regulate various PFAS chemicals. The EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) develop cleanup recommendations for PFOA and PFOS, (3) evaluate listing PFOA and PFOS as hazardous substances under CERCLA, and (4) conduct toxicity assessments for other PFAS chemicals. In October 2021, EPA updated the 2019 PFAS Action Plan. On December 5, 2022, EPA issued to states and EPA regional offices a memorandum providing guidance for addressing PFAS discharges in wastewater and stormwater. Also, EPA has indicated it intends to issue a notice of proposed rulemaking in 2023 that will establish national drinking water standards for PFOS and PFOA. Congress may also take further action to regulate PFAS. We cannot currently predict the impact of potential statutes or regulations on our operations. In addition, many states are actively proposing and adopting legislation and regulations relating to the use of AFFFs containing PFAS. Additionally, many states are using the EPA HALs for PFOS and PFOA and some states are adopting and proposing state-specific drinking water and cleanup standards for various PFAS, including PFOS and PFOA. We cannot currently predict the impact of these regulations on our liquidity, financial position, or results of operations.

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

In 2021, the EPA announced it is reconsidering the National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particulate matter. In January 2023, EPA published its proposal to lower the primary fine particulate matter annual standard from its current level of 12.0 µg/m3 to within the range of 9.0 to 10.0 µg/m3. EPA has not yet announced its decision on reconsideration of the ozone NAAQS. Lowering of the NAAQS and subsequent designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require emission reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various state implementation plan requirements at this time.

In 2007, the California Air Resources Board (“CARB”) adopted the At-Berth Regulation to control airborne emissions from ocean-going vessels at berth but excluded tanker vessels due to safety and technological challenges for stack emission capture on vessels with hazardous cargo, which challenges still exist today. CARB amended the regulation in August 2020 to include maximum emission rates from auxiliary engines and boilers used to unload tanker vessels at berth. The obligation to meet the emission rates applies to both a vessel and the terminal where it is unloading. The emission rates apply to vessels unloading at terminals at the Port of Long Beach and the Port of Los Angeles beginning January 1, 2025, and at all other terminals beginning January 1, 2027. The amended regulation has been challenged in court and could impact the compliance timeline. Compliance with the regulation is expected to increase our costs at affected facilities.

Climate Change

We believe the advancement of public policy intended to address GHG emissions, climate change and climate adaptation will continue, with the potential for further regulations that could affect our operations. Currently, legislative and regulatory measures to address GHG emissions are in various phases of review, discussion or implementation. Reductions in GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, (iii) capture the emissions from our facilities and (iv) administer and manage any GHG emissions programs, including acquiring emission credits or allotments.

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

Under the National Environmental Policy Act, environmental assessments must be performed for certain projects, including construction of certain new pipelines. The Council on Environmental Quality has sought comment on the extent to which an environmental assessment must consider direct and indirect GHG emissions from a new project and is undergoing a two phase process for updating its regulations for implementing the National Environmental Policy Act. Uncertainty related to the environmental assessment can result in delay and increased costs in completing new projects.

On December 6, 2022, EPA issued a proposed rule to regulate methane emissions from the Oil and Natural Gas Sector. The proposed rule titled “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Gas Sector Climate Review” would require MPLX to control and reduce methane emissions within its natural gas gathering and boosting operations and gas processing facilities. The proposed rule is consistent with the voluntary methane reduction programs that MPLX has been implementing through its Focus on Methane Program. As a result, we do not believe the proposed rule as written, if adopted, will have a material impact to our operations.

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

MPC believes its employees are its greatest asset of strength, and the culture reflects the quality of individuals across its workforce. Its collaborative efforts, which include fostering an inclusive environment, providing broad-based development and mentorship opportunities, recognizing and rewarding accomplishments and offering benefits that support the well-being of its employees and their families, contribute to increased engagement and fulfilling careers. Empowering people and prioritizing accountability are also key components for developing a high-performing culture, which is critical to achieving our strategic vision.

Employee Profile

As of December 31, 2022, our general partner and its affiliates, have approximately 5,811 full-time employees that provide services to us under our employee services agreements.

Safety

MPC is committed to safe operations to protect the health and safety of its employees, contractors and communities. MPC’s commitment to safe operations is reflected in its safety systems design, its well-maintained equipment and by learning from its incidents. Part of MPC’s effort to promote safety includes the Operational Excellence Management System, which expands on the RC14001® scope, incorporates a Plan-Do-Check-Act continual improvement cycle, and aligns with ISO 9001, incorporating quality and an increased stakeholder and process focus. Together, these components of MPC’s safety management system provide it with a comprehensive approach to managing risks and preventing incidents, illnesses and fatalities. Additionally, MPC’s annual cash bonus program metrics include several employee, process and environmental safety metrics.

In 2022, MPC rolled back a majority of its COVID protocols which included the return of all employees to their respective work locations. MPC continues to monitor the situation and adapt their COVID protocols as appropriate.

Talent Management

Executing MPC’s strategic vision requires that it attracts and retains the best talent. Recruiting and retention success requires that it effectively nurtures new employees, providing opportunities for long-term engagement and career advancement. MPC also appropriately rewards high-performers and offers competitive benefits. MPC’s Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows MPC to specifically address its broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. MPC values diverse perspectives in the workforce, and accordingly seeks candidates with a variety of backgrounds and experience. MPC’s primary source of full-time, entry-level new hires is its intern/co-op program. Through its university recruiters, MPC offers college students who have completed their freshman year the opportunity to participate in its hands-on programs focused in areas of finance and accounting, marketing, engineering and IT.

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

Compensation and Benefits

To ensure MPC is offering competitive pay packages in its recruitment and retention efforts, it annually benchmarks compensation, including base salaries, bonus levels and long-term incentive targets. MPC’s annual bonus program is a critical component of its compensation, as it provides individual rewards for achievement against preset financial and ESG goals, encouraging a sense of employee ownership. Employees in the senior leader pay grades, as well as most other leaders, receive long-term incentive awards annually to align their compensation to the interests of MPC shareholders and MPLX unitholders.

MPC offers comprehensive benefits that are also benchmarked annually, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. MPC also provides retirement programs, life insurance, education assistance, family assistance, short-term disability and paid vacation and sick time. In addition, MPC provides generous paid parental leave benefits for birth mothers and nonbirth parents; and, parents who both work for MPC are each eligible for the benefit. Further, MPC has a substantial accrual cap for vacation banks and also award a significant number of college and trade school scholarships to the high school senior children of employees through the Marathon Petroleum Scholars Program. Both full-time and part-time employees are eligible for these benefits.

Inclusion

MPC's company-wide Diversity, Equity and Inclusion ("DE&I") program is guided by a dedicated DE&I team led by our Vice President Talent Acquisition and Diversity, Equity & Inclusion and supported by leadership company-wide. The program is based on a four-pillar DE&I strategy of building awareness, increasing representation, ensuring success, and measurement and accountability. To execute MPC’s strategy, the near-term action plans are focused on building a diverse workforce, creating a more inclusive culture, and contributing to our thriving communities.

MPC has employee networks focusing on seven populations: Asian, Black, Disability, Hispanic, LGBTQ+, Veterans, and Women. MPC’s employee networks have approximately 60 chapters across the company and all networks encourage ally membership. This broad support extends also to leaders throughout MPC, with each employee network represented by two active executive sponsors. The sponsors form several counsels that meet regularly to share updates, gain alignment, build deeper connections across networks and pursue collaboration ideas. The employee networks not only provide opportunities for employees to make meaningful and supportive connections, but they also serve a significant role in MPC’s DE&I strategy.

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
•the COVID-19 pandemic;
•inflation;
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
•severe weather events, other climate conditions and earth movement and other geological hazards;
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
•climate-related and GHG emission regulation;
•climate-related litigation;

•societal and political pressures and other forms of opposition to the future development, transportation and use of carbon-based fuels;
•market deterioration prior to the completion of large capital projects;
•increasing attention to ESG matters;
•goals, targets and disclosures related to ESG matters;
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

Decreases in energy prices can decrease drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, alternative energy sources such as wind, solar and other renewable energy technologies, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers deciding to limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to our facilities and adversely affect our revenues and cash available for distribution.

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

Our operations are subject to business interruptions, such as unplanned maintenance, explosions, fires, pipeline releases, product quality incidents, power outages, severe weather, labor disputes, acts of terrorism or other natural or man-made disasters. These types of incidents adversely affect us. Our customers’ operations, including MPC’s refining operations, are subject to similar risks.

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

The COVID-19 pandemic and existing COVID-19 mitigation measures have had adverse effects on global travel and economic activity and, consequently, demand for the petroleum products that we transport and store. While demand for the petroleum products that we transport and store witnessed a substantial recovery in 2022, significant uncertainty remains as to the extent to which further resurgences in the virus, the emergence of new variants and waning vaccine effectiveness may spur future actions by individuals, governments and the private sector to stem the spread of the virus.

The extent to which the COVID-19 pandemic continues to impact global economic conditions, our business and the business of our customers, suppliers and other counterparties, will depend largely on future developments that remain uncertain and cannot be predicted, such as the length and severity of the pandemic; the social, economic and epidemiological effects of COVID-19 mitigation measures; the extent to which individuals acquire and retain immunity; emerging virus variants and how those new variants of the disease affect the human body; the stress on access to materials, supplies and contract labor; and general economic conditions.

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

Severe weather events, other climate conditions and earth movement and other geological hazards may adversely affect our and our customers’ assets and ongoing operations.

Our and our customers’ assets are subject to acute physical risks, such as floods, hurricane-force winds, wildfires, winter storms, and earth movement in variable, steep and rugged terrain and terrain with varied or changing subsurface conditions, and chronic physical risks, such as sea-level rise or water shortages. For example, in 2021, MPC’s Galveston Bay refinery was adversely affected by Winter Storm Uri and MPC’s Garyville refinery was adversely affected by Hurricane Ida. The occurrence of these and similar events have had, and may in the future have, an adverse effect on our assets and operations. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events or other climate conditions increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We have significant debt obligations, which totaled $20.1 billion as of December 31, 2022, including amounts, if any, outstanding under our loan agreement with a wholly owned subsidiary of MPC. We may incur significant debt obligations in the future. Our indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:
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
•GHG emissions;
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

Climate change and GHG emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could affect our results of operations and financial condition.

Currently, multiple legislative and regulatory measures to address GHG (including carbon dioxide, methane and nitrous oxides) and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.

Certain municipalities have also proposed or enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect demand for the natural gas that we transport and store.

Regional and state climate change and air emissions goals and regulatory programs are complex, subject to change and considerable uncertainty due to a number of factors including technological feasibility, legal challenges and potential changes in federal policy. Increasing concerns about climate change and carbon intensity have also resulted in societal concerns and a number of international and national measures to limit GHG emissions. Additional stricter measures and investor pressure can be expected in the future and any of these changes may have a material adverse impact on our business or financial condition.

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

The scope and magnitude of the changes to U.S. climate change strategy under the Biden administration and future administrations, however, remain subject to the passage of legislation and interpretation and action of federal and state regulatory bodies; therefore, the impact to our industry and operations due to GHG regulation is unknown at this time.

Energy companies are subject to increasing environmental and climate-related litigation.

Governmental and other entities in various U.S. states have filed lawsuits against various energy companies, including MPC, upon which we depend for a substantial portion of our business. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. Additionally, private plaintiffs and government parties have undertaken efforts to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. For example, the Dakota Access Pipeline, in which we have a minority interest, has been subject to, and may in the future be subject to, litigation seeking a permanent shutdown of the pipeline. There remains a high degree of uncertainty regarding the ultimate outcome of these types of proceedings, as well as their potential effect on our business, financial condition, results of operation and cash flows.

We are subject to risks associated with societal and political pressures and other forms of opposition to the development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and ability to realize certain growth strategies.

We operate and develop our business with the expectation that regulations and societal sentiment will continue to enable the development, transportation and use of carbon-based fuels. However, policy decisions relating to the production, refining, transportation, storage and marketing of carbon-based fuels are subject to political pressures and the influence of public sentiment on GHG emissions, climate change, and climate adaptation. Additionally, societal sentiment regarding carbon-based fuels may adversely impact our reputation and MPC’s ability to attract or retain the employees who provide services to us.

The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to pipelines, negative public perception regarding the oil and gas industry, and concerns regarding GHG emissions downstream of pipeline operations. Our expansion or construction projects may not be completed on schedule (or at all), or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly.

Large capital projects may be subject to delays, can take years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns.

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

Any one or more of these factors could have a significant impact on our ongoing capital projects. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our capital project returns and our business, financial condition, results of operations and cash flows.

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

Our goals, targets and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and unit price.

Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures regarding climate-related initiatives. In 2022, MPLX established a target to reduce methane emissions intensity and MPC, MPLX’s largest customer, has established a target to reduce GHG emissions. These targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives, which may be, in part, dependent on the actions of suppliers and other third parties, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and unit price.

Efforts to achieve goals and targets, such as the foregoing and future internal climate-related initiatives, may increase costs, require purchase of carbon credits, or limit or impact our business plans and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets and an impairment of the associated net book value, among other material adverse impacts. Additionally, as the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, including the SEC’s proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Our failure or perceived failure to pursue or fulfill such goals and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.

Certain of our facilities are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which can increase our costs and delay or prevent our efforts to conduct operations.

Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, along with each Native American tribe, regulate natural gas and oil operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue operations on Native American tribal lands. One or more of these factors has in the past and may in the future increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our operations on such lands. For example, we are subject to ongoing litigation regarding trespass claims relating to a portion of the Tesoro High Plains Pipeline in North Dakota.

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

In 2020, we recorded approximately $2.0 billion in impairment expense related to goodwill and intangible assets. As of December 31, 2022, our balance sheet reflected $7.6 billion and $705 million of goodwill and intangible assets, respectively. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

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
•changes in the cost or availability of third-party pipelines, railways, vessels, terminals and other means of delivering and transporting crude oil, feedstocks, refined products, other hydrocarbon-based products and renewables;
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

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2022, MPC had consolidated long-term indebtedness of approximately $27.1 billion, of which $7.0 billion was a direct obligation of MPC or its subsidiaries other than MPLX or its consolidated subsidiaries. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.

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

When we issue additional units or engage in certain other transactions, we must determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, or our allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

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

MPC owns our general partner and approximately 65 percent of our outstanding common units as of February 16, 2023. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership, conflicts of interest may arise between MPC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including MPC, over the interests of our common unitholders, which may occur under our Partnership Agreement without being independently reviewed by the conflicts committee. These conflicts include, among others, the following situations:
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
•our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders, including MPC, and the amount of adjusted operating surplus generated in any given period;
•our general partner will determine which costs incurred by it are reimbursable by us and may cause us to pay it or its affiliates for any services rendered to us;
•our general partner may cause us to borrow funds in order to permit the payment of distributions;
•our Partnership Agreement permits us to classify up to $60 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our unitholders, including MPC;
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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 16, 2023, our general partner and its affiliates owned approximately 65 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreements or our employee services agreements, our general partner determines the amount of these expenses. Under the terms of the omnibus agreements, we will be required to reimburse MPC for the provision of certain general and administrative services to us. Under the terms of our employee services agreements, we have agreed to reimburse MPC or its affiliates for the provision of certain operational and management services to us in support of our facilities. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and reduce the amount of cash available for distribution to unitholders.

The control of our general partner may be transferred to a third party without unitholder consent.

There is no restriction in our Partnership Agreement on the ability of MPC to transfer its membership interest in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by our general partner.

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

As of February 16, 2023, MPC held 647,415,452 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

LOGISTICS AND STORAGE

Crude Oil and Refined Product Pipelines

The following table sets forth information regarding our crude oil and refined product pipeline systems as of December 31, 2022.

	Diameter	Length (miles)(1)(2)(3)	Capacity
Crude Systems	2" - 42"	5,135	Various
Refined Product Systems	4" - 36"	3,732	Various
(1)    Includes approximately 16 miles of crude oil pipeline and approximately 2 miles of refined product pipeline leased from third parties.
(2)    Includes approximately 1,173 miles of inactive crude oil pipeline and 203 miles of inactive refined product pipeline.
(3)    Includes approximately 87 miles and 17 miles of refined product pipelines in which we have partial ownership of 65% and 50%, respectively.

The following table sets forth information regarding the pipeline systems which we have an interest in through ownership of our equity method investments as of December 31, 2022.

	Diameter	Length (miles)	Ownership Percentage
Crude Systems:
MarEn Bakken Company LLC(1)	30"	1,916	25%
Minnesota Pipe Line Company LLC	16"-24"	975	17%
Wink to Webster Holdings LLC	36"	522	11%
Illinois Extension Pipeline Company LLC	24"	168	35%
Andeavor Logistics Rio Pipeline LLC	12"	119	67%
LOCAP LLC	48"	57	59%
LOOP LLC(2)	48"	48	41%
Refined Products Systems:
Explorer Pipeline Company	12" - 28"	1,826	25%
Natural Gas and NGL Systems:
Whistler Pipeline LLC	36" - 42"	498	38%
BANGL LLC(3)	12" - 24"	109	25%
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.
(2)     LOOP LLC also includes the Louisiana Offshore Oil Port, a deepwater offloading oil port in the Gulf of Mexico, as well as temporary crude oil storage.
(3)    BANGL LLC also owns a 30% interest in a 323 mile NGL pipeline.

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

Our pipelines are strategically positioned to supply feedstocks to MPC refineries and transport products from certain MPC refineries to MPC and MPLX operations, as well as those of third parties. Our refined product pipelines are integrated with MPC’s and MPLX’s expansive network of refined product terminals, which support MPC’s integrated business.

Terminal Assets

The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2022.

Owned and Operated Terminals(1)	Number of Terminals	Tank Shell Capacity (mbbls)	Number of Tanks
Refined Product Terminals:
Alabama	2	443	16
Alaska	3	1,573	36
California	8	3,483	66
Florida	3	2,265	48
Georgia	4	982	30
Idaho	3	999	49
Illinois	2	562	15
Indiana	7	3,812	70
Kentucky	6	2,587	56
Louisiana	2	5,404	52
Michigan	8	2,440	73
Minnesota	1	13	5
New Mexico	3	471	22
North Carolina	3	1,356	27
North Dakota	1	—	—
Ohio	12	3,200	100
Pennsylvania	1	390	12
South Carolina	1	371	8
Tennessee	4	1,149	30
Texas	1	76	15
Utah	1	21	2
Washington	4	920	25
West Virginia	2	1,564	24
Total Refined Product Terminals	82	34,081	781
Asphalt Terminals:
Arizona	3	554	58
Minnesota	1	—	—
Nevada(2)	1	283	19
New Mexico	1	38	9
Texas	1	197	20
Total Asphalt Terminals	7	1,072	106
Total Terminals	89	35,153	887
(1)    MPLX also has partial ownership interest in one terminal with a tank shell capacity of 415 mbbls, of which MPLX is not the operator.
(2)    This terminal is accounted for as an equity method investment.

Marine Assets

The following table sets forth certain information regarding our marine assets in operation as of December 31, 2022. The marine business currently has an associated transportation service agreement with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (mbbls)
Inland tank barges	296	7,820
Inland towboats	23	N/A

Our fleet of boats and barges transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from refineries and terminals owned by MPC in the Mid-Continent and Gulf Coast regions. We also have a marine repair facility (“MRF”), which is a full-service marine shipyard, located on the Ohio River, adjacent to MPC’s Catlettsburg, Kentucky refinery. The MRF is responsible for the preventive routine and unplanned maintenance of towing vessels, barges and local terminal facilities.

Refining Logistics Assets

The following table outlines the tankage owned by us, serving MPC’s refineries as of December 31, 2022. We also own and operate rail and truck racks and docks at certain of these refineries. Each of the following assets are currently included in storage services agreements with MPC.

MPC Refining Logistics Assets	Tank Capacity (mbbls)
Galveston Bay, Texas City, Texas	18,819
Garyville, Louisiana	17,320
Los Angeles, California	14,242
Robinson, Illinois	7,006
Anacortes, Washington	5,448
Catlettsburg, Kentucky	5,098
Detroit, Michigan	4,991
El Paso, Texas	5,084
Kenai, Alaska	3,488
Mandan, North Dakota	3,180
Canton, Ohio	2,695
Salt Lake City, Utah	2,139
St. Paul Park, Minnesota	3,983
Total	93,493

During 2022, MPC formed the Martinez Renewables joint venture and is currently in the process of converting the Martinez refinery to a renewable diesel facility. MPLX owns refining logistics assets with 5,809 mbbls of storage capacity associated with the facility, and has entered into terminalling and storage service agreements with the joint venture and its partners to provide services for the facility.

Other L&S Assets

MPLX owns and operates various other midstream assets, including 31 barge docks with a total capacity of 4,834 mbpd and 12 storage caverns with a storage commitment of 4,209 mbbls. As of December 31, 2022, in addition to the storage tanks at MPC’s refineries, we operated 32 tank farms, including one leased tank farm, with total available storage capacity of 33,190 mbbls. Our operations also include a renewable fuels rail loading hub in North Dakota with 882 mbbls of storage capacity, and more than 100 miles of water pipeline systems in North Dakota and Wyoming dedicated to gathering and handling produced water associated with well completion and production activities. These assets each currently have associated service agreements with MPC or third parties.

GATHERING AND PROCESSING

The following tables set forth certain information relating to our consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2022. See further discussion about our joint ventures in Item 8. Financial Statements and Supplementary Data - Note 5.

Gas Processing Complexes

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	6,320	5,515	87%
Utica Operations	1,325	495	37%
Southwest Operations(2)	2,545	1,637	69%
Southern Appalachia Operations	495	217	44%
Bakken Operations	185	146	79%
Rockies Operations	1,177	438	37%
Total Gas Processing	12,047	8,448	71%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    The capacity presented above includes our proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as we own a non-operating 40 percent interest in this joint venture. Actual throughput of 170 MMcf/d representing our share of processed volumes is also included and used to compute the utilization presented above.

Fractionation & Condensate Stabilization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations(2)(3)	413	307	74%
Utica Operations(2)(3)(4)	23	14	61%
Southern Appalachia Operations(2)(5)	24	11	46%
Bakken Operations	33	21	64%
Rockies Operations	5	4	80%
Total C3+ Fractionation and Condensate Stabilization	498	357	72%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Certain complexes have above-ground NGL storage with a usable capacity of 1,334 thousand barrels, large-scale truck and rail loading. We also have access to up to an additional 800 thousand barrels of propane storage capacity that can be utilized by our assets in the Marcellus, Utica and Appalachia regions under an agreement with a third party. Lastly, we have up to 180 thousand barrels of propane storage with a third party that can be utilized by our assets in the Marcellus Shale and Utica Shale.
(3)    The capacity, throughput and utilization of design capacity at the Hopedale fractionation complex is presented in the Marcellus Shale totals, however, the Hopedale fractionation complex is jointly owned by MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”). Ohio Fractionation is a joint venture between MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and Sherwood Midstream (a joint venture between MarkWest Liberty Midstream and Antero Midstream LLC). MarkWest Liberty Midstream and Sherwood Midstream are entities that operate in the Marcellus region, and MarkWest Utica EMG is an entity that operates in the Utica region. During the year ended December 31, 2022, the Marcellus Operations and Utica Operations utilized an average of 90 percent and 10 percent of the Hopedale fractionation complex, respectively. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 40 mbpd of capacity in the Hopedale 3 and 4 fractionators.
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

De-ethanization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations	309	204	72%
Utica Operations	40	5	13%
Rockies Operations	5	—	—%
Total De-ethanization	354	209	64%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	1,547	1,321	85%
Utica Operations	3,183	2,134	67%
Southwest Operations	2,980	1,629	58%
Bakken Operations	189	152	80%
Rockies Operations(2)	1,486	448	30%
Total Natural Gas Gathering	9,385	5,684	62%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    This region does not include our operated joint venture, Rendezvous Gas Services, L.L.C. (“RGS”), which has a gathering capacity of 1,032 MMcf/d; this system supports other systems which are included in the Rockies region and that throughput is presented in the Rockies gathering throughput above. The third-party volumes gathered for RGS during the year ended December 31, 2022 were 110 MMcf/d.

NGL Pipelines

Region	Diameter	Length (miles)	Design Throughput Capacity (mbpd)
Marcellus Operations	4" - 20"	442	Various
Utica Operations	4" - 12"	119	Various
Southern Appalachia Operations	6" - 8"	138	35
Southwest Operations(1)	6"	50	39
Bakken Operations	8" - 12"	84	80
Rockies Operations(2)	8"	10	15
(1)    Includes 38 miles of inactive pipeline.
(2)    Pipeline has been temporarily converted to natural gas service. The conversion back to NGL service is anticipated in the second quarter of 2023.

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

Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than a specified threshold. We use a threshold of $1 million for this purpose.

Dakota Access Pipeline

We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the D.D.C. ordered the Army Corps, which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps expects to release a draft EIS in 2023.

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

If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Tesoro High Plains Pipeline

In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of

THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims.

Gathering and Processing

We have been negotiating with the EPA with respect to multiple alleged violations of the National Emission Standards for Hazardous Air Pollutants by the Chapita, Coyote Wash, Island, River Bend and Wonsits Valley Compressor Stations in Utah as well as the Robinson Lake Gas Plant in North Dakota. We are in the process of finalizing a settlement with the EPA pursuant to which we expect to pay a cash penalty of $2 million, incorporate additional remedial measures, mitigate excess emissions associated with events and enter into a consent decree covering MPLX gas plants and compressor stations located in Utah, North Dakota and Wyoming. We expect to finalize the settlement later in 2023.

Edwardsville Incident

In March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC, an indirect wholly owned subsidiary of MPLX LP, asserting various violations and demanding a permanent injunction and civil penalties in connection with a March 2022 release of crude oil on the Wood River to Patoka 22" line near Edwardsville, Illinois. We are negotiating a settlement of the allegations. We cannot currently estimate the amount of any civil penalty or the timing of the resolution of this matter but do not believe any civil penalty will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE and traded under the symbol “MPLX.” As of February 16, 2023, there were 240 registered holders of 353,628,479 outstanding common units held by the public. In addition, as of February 16, 2023, MPC and its affiliates owned 647,415,452 of our common units, constituting approximately 65 percent of the outstanding common units. In addition, MPC owns our general partner.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases during the quarter ended December 31, 2022, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Units Purchased	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)
10/1/2022-10/31/2022	3,132,123	$31.95	3,132,123	$906
11/1/2022-11/30/2022	—	—	—	906
12/1/2022-12/31/2022	1,863,133	31.88	1,863,133	$846
Total	4,995,256	$31.92	4,995,256

(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes commissions paid to brokers during the quarter.
(2)On November 2, 2020, we announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s common units held by the public, which was exhausted during the fourth quarter of 2022. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K does not address certain items regarding the year ended December 31, 2020. Discussion and analysis of 2020 and year-to-year comparisons between 2021 and 2020 not included in this Annual Report on Form 10-K can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See Disclosures Regarding Forward-Looking Statements and Item 1A. Risk Factors for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business, results of operations and financial condition should also be read in conjunction with the information included under Item 1. Business and Item 8. Financial Statements and Supplementary Data.

MPLX OVERVIEW

We are a diversified, large-cap MLP formed by MPC in 2012 that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). Our assets are positioned throughout the United States. The L&S segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The L&S segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The G&P segment provides gathering, processing and transportation of natural gas as well as the transportation, fractionation, storage and marketing of NGLs.

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the year ended December 31, 2022 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.

Financial Highlights (in millions)
Revenues and other income(1)
11,613
10,027
7,569
Net income/(loss)(1)(2)
3,978
3,112
(687)
Net cash provided by operating activities
5,019
4,911
4,521
Adjusted EBITDA attributable to MPLX(3)
5,775
5,560
5,211
DCF attributable to MPLX(3)
4,981
4,785
4,327
Adjusted free cash flow(3)
4,069
4,399
3,272
2022
2021
2020

(1)    The year ended December 31, 2022 includes a non-cash gain on a lease reclassification of $509 million. See Item 8. Financial Statements and Supplementary Data - Note 20 in the Consolidated Financial Statements for additional information. These items also include impairment of equity method investments of $6 million and $1,264 million in the years ended December 31, 2021 and 2020, respectively.

(2)    Includes impairment expense of $42 million and $2,165 million in the years ended December 31, 2021 and 2020, respectively. Plant, property and equipment were impaired in the year ended December 31, 2021, and goodwill, intangible assets and property, plant and equipment were impaired in the year ended December 31, 2020.
(3)Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights

•Generated $5.0 billion of net cash provided by operating activities, $5.0 billion of distributable cash flow attributable to MPLX, and $4.1 billion of adjusted free cash flow.
•Paid over $3.0 billion in distributions during the year ended December 31, 2022, which includes a 10 percent increase in our quarterly distribution effective for the third quarter of 2022, in line with our commitment to return capital to unitholders.
•During the year ended December 31, 2022, we returned $491 million to unitholders through the repurchase of over 15 million public common units under our unit repurchase programs. As of December 31, 2022, $846 million remained available under the unit repurchase authorization.
•Renewed pipeline transportation service contracts with MPC, which were set to expire in 2022, extending the term by 10 years.
•At December 31, 2022 we had approximately $20.1 billion of total debt (excluding debt issuance costs) and a leverage ratio of 3.5 to 1.0.

Current Economic Environment

Throughout 2022, our results were favorably impacted by the continuing recovery in the environment in which our business operates. The increase in global demand for refined products and global commodity supply constraints have contributed to improved throughputs and higher natural gas and NGL prices. We are unable to predict the potential effects that resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.

In 2022, data indicated a sharp rise in inflation in the U.S. and globally. We have observed higher costs for labor and materials used in our business. We cannot predict the effect of rising interest rates, the concern of a recession, and higher inflation and fuel prices on demand for our products and services. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, fostering a low-cost culture, and portfolio optimization. To the extent permitted by competition, regulation and our existing agreements, many of which provide for inflation-based adjustments, we have and expect to continue to pass along a portion of increased costs to our customers in the form of higher fees.

NON-GAAP FINANCIAL INFORMATION

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, adjusted free cash flow (“Adjusted FCF”), Adjusted FCF after distributions, and consolidated total debt to last twelve months Adjusted EBITDA, which we refer to as our leverage ratio. The amount of Adjusted EBITDA and DCF generated is considered by the board of directors of our general partner in approving MPLX’s cash distributions.

We define Adjusted EBITDA as net income adjusted for: (i) provision for income taxes; (ii) interest and other financial costs; (iii) depreciation and amortization; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) gain on sales-type leases; (vii) impairment expense; (viii) restructuring expenses (ix) noncontrolling interests; and (x) other adjustments as deemed necessary. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment capital expenditures paid out; (vi) restructuring expenses; and (vii) other adjustments as deemed necessary.

We define Adjusted FCF as net cash provided by operating activities adjusted for: (i) net cash used in investing activities; (ii) cash contributions from MPC; and (iii) cash distributions to noncontrolling interests. We define Adjusted FCF after distributions as Adjusted FCF less base distributions to common and preferred unitholders.

Leverage ratio is a liquidity measure used by management, industry analysts, investors, lenders and rating agencies to analyze our ability to incur and service debt and fund capital expenditures. Leverage ratio is calculated using consolidated total debt which excludes unamortized debt issuance costs and unamortized discount/premium. Consolidated total debt includes long-term debt due within one year and outstanding borrowings under the loan agreement with MPC.

We believe that the presentation of Adjusted EBITDA, DCF, Adjusted FCF and Adjusted FCF after distributions provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to Adjusted FCF and Adjusted FCF after distributions is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations. For a reconciliation of Adjusted FCF and Adjusted FCF after distributions to their most directly comparable measure calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

COMPARABILITY OF OUR FINANCIAL RESULTS

During the normal course of business, we amend or modify our contractual agreements with customers. These amendments or modifications require the agreements to be reassessed under ASU No. 2016-02, Leases (“ASC 842”), which can impact the classification of revenues or costs associated with the agreement. These reassessments may impact the comparability of our financial results.

RESULTS OF OPERATIONS

The following table and discussion summarizes our results of operations for the years ended 2022, 2021 and 2020, including a reconciliation of Adjusted EBITDA and DCF from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

(In millions)	2022	2021	$ Change	2020	$ Change
Revenues and other income:
Total revenues and other income(1)(2)	$11,613	$10,027	$1,586	$7,569	$2,458
Costs and expenses:
Cost of revenues (excludes items below)	1,369	1,184	185	1,326	(142)
Purchased product costs	2,063	1,585	478	539	1,046
Rental cost of sales	123	136	(13)	135	1
Rental cost of sales - related parties	54	109	(55)	160	(51)
Purchases - related parties	1,413	1,219	194	1,116	103
Depreciation and amortization	1,230	1,287	(57)	1,377	(90)
Impairment expense	—	42	(42)	2,165	(2,123)
General and administrative expenses	335	353	(18)	378	(25)
Restructuring expenses	—	—	—	37	(37)
Other taxes	115	120	(5)	125	(5)
Total costs and expenses	6,702	6,035	667	7,358	(1,323)
Income from operations	4,911	3,992	919	211	3,781
Related-party interest and other financial costs	5	8	(3)	5	3
Interest expense, net of amounts capitalized	843	785	58	829	(44)
Other financial costs	77	86	(9)	62	24
Income/(loss) before income taxes	3,986	3,113	873	(685)	3,798
Provision for income taxes	8	1	7	2	(1)
Net income/(loss)	3,978	3,112	866	(687)	3,799
Less: Net income attributable to noncontrolling interests	34	35	(1)	33	2
Net income/(loss) attributable to MPLX LP	$3,944	$3,077	$867	$(720)	$3,797

Adjusted EBITDA attributable to MPLX LP(3)	$5,775	$5,560	$215	$5,211	$349
DCF attributable to MPLX(3)	$4,981	$4,785	$196	$4,327	$458
(1)The years ended December 31, 2021 and 2020 include impairment expense related to various equity method investments of $6 million and $1,264 million, respectively.
(2)The year ended December 31, 2022 includes a $509 million non-cash gain on a lease reclassification. See Item 8. Financial Statements and Supplementary Data - Note 20 for additional information.
(3)Non-GAAP measure. See reconciliation below for the most directly comparable GAAP measures.

(In millions)	2022	2021	2020
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income/(loss):
Net income/(loss)	$3,978	$3,112	$(687)
Provision for income taxes	8	1	2
Interest and other financial costs	925	879	896
Income from operations	4,911	3,992	211
Depreciation and amortization	1,230	1,287	1,377
(Income)/loss from equity method investments(1)	(476)	(321)	936
Distributions/adjustments related to equity method investments	652	537	499
Gain on sales-type leases	(509)	—	—
Impairment expense	—	42	2,165
Restructuring expenses	—	—	37
Other(2)	5	62	23
Adjusted EBITDA	5,813	5,599	5,248
Adjusted EBITDA attributable to noncontrolling interests	(38)	(39)	(37)
Adjusted EBITDA attributable to MPLX LP	5,775	5,560	5,211
Deferred revenue impacts	158	88	144
Sales-type lease payments, net of income(3)	18	71	—
Net interest and other financial costs(4)	(851)	(819)	(854)
Maintenance capital expenditures, net of reimbursements	(144)	(88)	(115)
Equity method investment maintenance capital expenditures paid out	(13)	(7)	(23)
Restructuring expenses	—	—	(37)
Other	38	(20)	1
DCF attributable to MPLX LP	4,981	4,785	4,327
Preferred unit distributions	(129)	(141)	(127)
DCF attributable to GP and LP unitholders	$4,852	$4,644	$4,200
(1)The years ended December 31, 2021 and 2020 include impairment expense related to various equity method investments of $6 million and $1,264 million, respectively.
(2)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation and other miscellaneous items.
(3)    The year ended December 31, 2021 includes a one-time impact from the Refining Logistics harmonization project of $54 million.
(4)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

(In millions)	2022	2021	2020
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$5,019	$4,911	$4,521
Changes in working capital items	(121)	(157)	(201)
All other, net	(34)	(26)	(3)
Loss/(gain) on extinguishment of debt	1	(10)	(19)
Net interest and other financial costs(1)	851	819	854
Other adjustments to equity method investment distributions	74	29	40
Restructuring expenses	—	—	37
Other	23	33	19
Adjusted EBITDA	5,813	5,599	5,248
Adjusted EBITDA attributable to noncontrolling interests	(38)	(39)	(37)
Adjusted EBITDA attributable to MPLX LP	5,775	5,560	5,211
Deferred revenue impacts	158	88	144
Sales-type lease payments, net of income(2)	18	71	—
Net interest and other financial costs(1)	(851)	(819)	(854)
Maintenance capital expenditures, net of reimbursements	(144)	(88)	(115)
Equity method investment maintenance capital expenditures paid out	(13)	(7)	(23)
Restructuring expenses	—	—	(37)
Other	38	(20)	1
DCF attributable to MPLX LP	4,981	4,785	4,327
Preferred unit distributions	(129)	(141)	(127)
DCF attributable to GP and LP unitholders	$4,852	$4,644	$4,200
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    The year ended December 31, 2021 includes a one-time impact from the Refining Logistics harmonization project of $54 million.

2022 Compared to 2021

Total revenues and other income increased $1,586 million in 2022 compared to 2021. This was primarily due to higher NGL prices of $380 million and product volumes of $356 million within the G&P segment. The increase also includes a non-cash gain on sales-type lease of $509 million as a result of a contract modification in the third quarter of 2022, as well as a $155 million increase in income from equity method investments in 2022. Higher service revenue within our L&S segment of $139 million, driven primarily by higher pipeline throughput and terminal blending services, also contributed to the increase in 2022.

Cost of revenues increased $185 million in 2022 compared to 2021. This was primarily due to higher expenses related to repairs and maintenance, project spend, and energy costs. Higher environmental response and remediation costs associated with a release of crude oil on our pipeline near Edwardsville, Illinois in early 2022 also contributed to the increase.

Purchased product costs increased $478 million in 2022 compared to 2021. This was primarily due to higher volumes of $255 million and higher prices of $315 million, primarily in the G&P segment, partially offset by a decrease of $92 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Rental cost of sales and rental cost of sales-related parties decreased $68 million in 2022 compared to 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties, as noted below, as opposed to rental cost of sales - related parties. The decreases were partially offset by higher operating costs and repairs and maintenance costs.

Purchases-related parties increased $194 million in 2022 compared to 2021. This was primarily due to modifications to lease contracts which resulted in costs now being recorded to purchases - related parties as opposed to rental cost of sales - related parties, as noted above. There were also increased transportation costs in 2022.

Depreciation and amortization expense decreased $57 million in 2022 compared to 2021. This was primarily due to accelerated depreciation on idled assets recorded during 2021, and lower depreciation as a result of the derecognition of fixed assets resulting from the modification of certain lease contracts resulting in sales-type lease accounting treatment.

Interest expense, net of amounts capitalized increased $58 million in 2022 compared to 2021. This was primarily due to refinancing debt with fixed rate debt at higher interest rates in 2022. These increases were partially offset by lower variable rate interest incurred in 2022. Refer to the Liquidity and Capital Resources section for further information.

SEGMENT REPORTING

We classify our business in the following reportable segments: L&S and G&P. We evaluate the performance of our segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in income from operations and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) income/(loss) from equity method investments; (iii) distributions and adjustments related to equity method investments; (iv) gain on sales-type leases; (v) impairment expense; (vi) restructuring expenses (vii) noncontrolling interests; and (viii) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the years ended December 31, 2022, 2021 and 2020.

L&S Segment

L&S Segment Financial Highlights (in millions)

Revenue and other income	Segment Adjusted EBITDA

(In millions)	2022	2021	$ Change	2020	$ Change
Service revenue	$4,057	$3,918	$139	$3,889	$29
Rental income	803	772	31	985	(213)
Product related revenue	19	14	5	51	(37)
Sales-type lease revenue	465	435	30	152	283
Income from equity method investments	267	153	114	154	(1)
Other income	57	61	(4)	54	7
Total segment revenues and other income	5,668	5,353	315	5,285	68
Cost of revenues	645	630	15	782	(152)
Purchases - related parties	1,042	913	129	824	89
Depreciation and amortization	515	546	(31)	633	(87)
General and administrative expenses	182	180	2	203	(23)
Restructuring expenses	—	—	—	29	(29)
Other taxes	68	72	(4)	71	1
Segment income from operations	3,216	3,012	204	2,743	269
Depreciation and amortization	515	546	(31)	633	(87)
Income from equity method investments	(267)	(153)	(114)	(154)	1
Distributions/adjustments related to equity method investments	329	262	67	221	41
Restructuring expenses	—	—	—	29	(29)
Other	25	14	11	16	(2)
Segment Adjusted EBITDA	$3,818	$3,681	$137	$3,488	$193

Capital expenditures	$325	$316	$9	$498	$(182)
Investments in unconsolidated affiliates	$97	$33	$64	$141	$(108)

2022 Compared to 2021

Service revenue increased $139 million in 2022 compared to 2021. The increase was primarily due to an increase of $84 million, from increased crude oil and refined product pipeline throughput outweighing lower average tariff rates. The lower average tariff rate was a result of changes in the mix of throughputs on various pipeline systems, which more than offset tariff rate increases effective in 2022. There were also increased revenue from terminal blending services and marine rate escalations of $54 million, which was partially offset by terminals sold during the year. An increase of $4 million resulted from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $31 million in 2022 compared to 2021. This was primarily due to increased storage fees and fee escalations. The increase was partially offset by $32 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue as a result of modifications to lease contracts.

Sales-type lease revenue increased $30 million in 2022 compared to 2021. This was primarily due to an increase of $28 million from changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Income from equity method investments increased $114 million in 2022 compared to 2021. This was primarily due to increased throughput on equity method investment pipeline systems, including the Whistler pipeline which was placed into service in the third quarter of 2021.

Cost of revenues increased $15 million and Purchases - related parties increased $129 million in 2022 compared to 2021. Modifications to lease contracts with MPC resulted in a greater portion of costs being recorded to purchases - related parties as opposed to rental cost of sales - related parties, which is included in cost of revenues, causing a $79 million increase in Purchases - related parties and a corresponding decrease to cost of revenues. The overall increase in the accounts was driven by higher maintenance-related project expenses and higher energy and remediation costs as compared to 2021.

Depreciation and amortization decreased $31 million in 2022 compared to 2021. This was primarily due to the derecognition of fixed assets due to the modification of certain lease contracts and accelerated depreciation on refining logistics assets at MPC’s idled Gallup refinery.

L&S Operating Data

	2022	2021	2020
L&S
Crude oil transported for (mbpd):
MPC	2,908	2,810	2,465
Third parties	641	570	533
Total	3,549	3,380	2,998
% MPC	82%	83%	82%
Refined products transported for (mbpd):
MPC	2,016	1,982	1,477
Third parties	95	91	237
Total	2,111	2,073	1,714
% MPC	95%	96%	86%
Average tariff rates ($ per Bbl)(1):
Crude oil pipelines	$0.91	$0.95	$0.96
Refined product pipelines	0.81	0.78	0.81
Total pipelines	$0.87	$0.89	$0.91

Terminal throughput (mbpd)	3,022	2,886	2,673

Marine Assets (number in operation)(2)
Barges	296	297	300
Towboats	23	23	23
(1)Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)Represents total at end of period.

G&P Segment

G&P Segment Financial Highlights (in millions)

Revenue and other income(1)(2)	Segment Adjusted EBITDA
(1)    2022 includes non-cash gain on a lease reclassification of $509 million. See Item 8. Financial statements and Supplementary Data - Note 20 for additional information.
(2)    Includes impairment expense related to various equity method investments of $6 million and $1,264 million in 2021 and 2020, respectively.

(In millions)	2022	2021	$ Change	2020	$ Change
Service revenue	$2,056	$2,023	$33	$2,088	$(65)
Rental income	287	347	(60)	365	(18)
Product related revenue	2,792	2,066	726	868	1,198
Sales-type lease revenue	62	—	62	—	—
Income/(loss) from equity method investments(1)	209	168	41	(1,090)	1,258
Other income(2)	539	70	469	53	17
Total segment revenues and other income	5,945	4,674	1,271	2,284	2,390
Cost of revenues	901	799	102	839	(40)
Purchased product costs	2,063	1,585	478	539	1,046
Purchases - related parties	371	306	65	292	14
Depreciation and amortization	715	741	(26)	744	(3)
Impairment expense	—	42	(42)	2,165	(2,123)
General and administrative expenses	153	173	(20)	175	(2)
Restructuring expenses	—	—	—	8	(8)
Other taxes	47	48	(1)	54	(6)
Segment income/(loss) from operations	1,695	980	715	(2,532)	3,512
Depreciation and amortization	715	741	(26)	744	(3)
(Income)/loss from equity method investments(1)	(209)	(168)	(41)	1,090	(1,258)
Distributions/adjustments related to equity method investments	323	275	48	278	(3)
Gain on sales-type leases	(509)	—	(509)	$—	—
Impairment expense	—	42	(42)	2,165	(2,123)
Restructuring expenses	—	—	—	8	(8)
Adjusted EBITDA attributable to noncontrolling interests	(38)	(39)	1	(37)	(2)
Other(3)	(20)	48	(68)	7	41
Segment Adjusted EBITDA	$1,957	$1,879	$78	$1,723	$156

Capital expenditures	$528	$224	$304	$441	$(217)
Investments in unconsolidated affiliates	$120	$118	$2	$125	$(7)
(1)Includes impairment expense related to various equity method investments of $6 million and $1,264 million for the years ended December 31, 2021 and 2020, respectively.
(2)The year ended December 31, 2022 includes a $509 million non-cash gain on a lease reclassification. See Item 8. Financial Statements and Supplementary Data - Note 20 for additional information.
(3)Includes unrealized derivative gain/(loss), non-cash equity-based compensation and other miscellaneous items.

2022 Compared to 2021

Service revenue increased $33 million in 2022 compared to 2021. This was primarily due to higher fees from higher volumes in the Southwest and Marcellus of $42 million and an increase in revenue from cost reimbursements in the Marcellus of $13 million. The increases were partially offset by a $30 million decrease in revenue related to lower cost reimbursements and volumes in the Rockies.

Rental income decreased $60 million offset by an increase of $62 million in Sales-type lease revenue in 2022 compared to 2021. These offsetting variances reflect the modification of a gathering and compression agreement in the third quarter of 2022 that resulted in a change in the presentation of revenue between rental income and sales-type lease revenue.

Product related revenue increased $726 million in 2022 compared to 2021. This was primarily due to higher NGL prices in the Southwest, Marcellus, Southern Appalachia, Rockies and Bakken of approximately $380 million and fees from higher volumes in the Southwest, Rockies and Bakken of $356 million.

Income from equity method investments increased $41 million in 2022 compared to 2021 primarily due to higher volumes and rates associated with joint ventures in the Utica, Marcellus and Southwest regions, partially offset by increased facility expenses from a joint venture in the Southwest.

Other income increased $469 million in 2022 compared to 2021 primarily due to a non-cash gain on lease reclassification of $509 million as a result of a contract modification in the third quarter of 2022. The gain was partially offset by a loss on disposal of assets during 2022.

Cost of revenues increased $102 million in 2022 compared to 2021. This increase is attributable to higher operating costs, which were primarily driven by higher energy costs, and repairs and maintenance costs in the Marcellus, Rockies, Southern Appalachia and Southwest.

Purchased product costs increased $478 million in 2022 compared to 2021. This was primarily due to higher prices of $315 million in the Southwest and Southern Appalachia, and higher volumes in the Southwest and Rockies of $255 million, partially offset by a decrease of $92 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Purchases - related parties increased $65 million in 2022 compared to 2021. This increase is attributable to higher volumes in the Rockies, which drove higher related-party purchased-product costs and transportation costs.

Depreciation and amortization decreased $26 million in 2022 compared to 2021. This was primarily due to lower depreciation as a result of the derecognition of fixed assets as a result of a lease reclassification in the third quarter of 2022.

Impairment expense decreased $42 million in 2022 compared to 2021 due to impairments recorded in the 2021 period related to our continued emphasis on portfolio optimization with the closure of certain non-core assets.

G&P Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations

	MPLX LP(1)			MPLX LP Operated(2)
	2022	2021	2020	2022	2021	2020
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,321	1,336	1,349	1,321	1,336	1,349
Utica Operations	—	—	—	2,134	1,690	1,818
Southwest Operations	1,374	1,346	1,430	1,629	1,494	1,483
Bakken Operations	152	150	137	152	150	137
Rockies Operations	427	439	511	558	588	688
Total gathering throughput	3,274	3,271	3,427	5,794	5,258	5,475
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,035	4,150	4,198	5,515	5,639	5,629
Utica Operations	—	—	—	495	482	578
Southwest Operations(5)	1,448	1,328	1,471	1,637	1,471	1,537
Southern Appalachia Operations	217	231	231	217	231	231
Bakken Operations	146	149	136	146	149	136
Rockies Operations	438	429	502	438	429	502
Total natural gas processed	6,284	6,287	6,538	8,448	8,401	8,613
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	488	484	472	488	484	472
Utica Operations(3)	—	—	—	28	26	31
Southwest Operations(5)	—	2	18	—	2	18
Southern Appalachia Operations	11	12	12	11	12	12
Bakken Operations	21	23	25	21	23	25
Rockies Operations	4	4	4	4	4	4
Total C2 + NGLs fractionated(4)	524	525	531	552	551	562
(1)     This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)     This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)     Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represents each region’s utilization of the complex.
(4)     Purity ethane makes up approximately 204 mbpd, 192 mbpd and 188 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2022, 2021 and 2020, respectively. Purity ethane makes up approximately 209 mbpd, 197 mbpd and 194 mbpd of MPLX operated total fractionated products for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)     The Southwest Operations include the Javelina complex, which was sold on February 12, 2021. The processing and fractionated volumes calculated for the number of days MPLX owned these assets during 2021 were 96 MMcf/d and 17 mbpd, respectively.

	2022	2021	2020
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$6.52	$3.72	$2.13
C2 + NGL Pricing/gallon(1)	$1.03	$0.87	$0.43
(1)     C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash, cash equivalents were $238 million and $13 million at December 31, 2022 and December 31, 2021, respectively. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2022	2021	2020
Net cash provided by/(used in):
Operating activities	$5,019	$4,911	$4,521
Investing activities	(956)	(518)	(1,262)
Financing activities	(3,838)	(4,395)	(3,259)
Total	$225	$(2)	$—

Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $108 million, or two percent, in 2022 compared to 2021, primarily due to increased throughput and distributions from our equity method investments.

Cash Flows Used in Investing Activities - Net cash used in investing activities increased $438 million in 2022 compared to 2021 due to higher capital spending, primarily within our G&P segment, in response to an increase in producer demand. Cash used in investing activities also reflects an increase in contributions to equity method investments, which included the $60 million contribution to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture, and $28 million for the acquisition of assets in 2022.

Cash Flows Used in and Provided by Financing Activities - Financing activities were a $3,838 million use of cash in 2022 compared to a $4,395 million use of cash in 2021. The decrease in the use of cash was primarily due to the Supplemental Distribution Amount of $603 million that was distributed to unitholders during the fourth quarter of 2021. In addition, unit repurchases were $139 million lower in 2022 compared to 2021. These decreases were partially offset with higher net debt repayments of $273 million in 2022 compared to net debt repayments of $196 million in 2021 and higher base distributions of $77 million in 2022 as a result of a 10 percent increase to the quarterly distribution effective for the third quarter of 2022.

Adjusted Free Cash Flow - For the year ended December 31, 2022, we generated adjusted free cash flow of $4.1 billion after net cash used in investing activities of $1.0 billion. This provided us the flexibility to return capital to our unitholders through the repurchase $491 million of public common units during 2022 and increase our distribution by 10% effective for the third quarter of 2022. The table below provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the years ended December 31, 2022, 2021 and 2020.

(In millions)	2022	2021	2020
Net cash provided by operating activities(1)	$5,019	$4,911	$4,521
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(956)	(518)	(1,262)
Contributions from MPC	44	45	50
Distributions to noncontrolling interests	(38)	(39)	(37)
Adjusted free cash flow	4,069	4,399	3,272
Base distributions paid to common and preferred unitholders(2)	(3,047)	(2,970)	(3,006)
Adjusted free cash flow after distributions	$1,022	$1,429	$266
(1)    The years ended December 31, 2022, 2021 and 2020 include working capital draws of $121 million, $157 million and $201 million, respectively.
(2)    For the year ended December 31, 2021, this amount excludes the Supplemental Distribution Amount of $0.575 per unit, or a total of $603 million distributed to unitholders in the fourth quarter of 2021.

Debt and Liquidity Overview

Senior Notes

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes in a public offering due March 2052 (the “2052 Senior Notes”). The 2052 Senior Notes were offered at a price to the public of 98.982 percent of par with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the MPC Loan Agreement and the MPLX Credit Agreement as well as for general partnership purposes.

On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950 percent senior notes due September 2032 (the “2032 Senior Notes”) in an underwritten public offering. The 2032 Senior Notes were offered at a price to the public of 99.433 percent of par with interest payable semi-annually in arrears, commencing on March 1, 2023. The net proceeds were used to redeem all of the 3.50 percent senior notes due December 2022 and all of the 3.375 percent senior notes due March 2023, as discussed below.

On August 25, 2022, MPLX redeemed all of the $500 million 3.50 percent senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, at 100.101 percent of the aggregate principal amount, plus accrued and unpaid interest to, but not including the redemption date. On September 15, 2022, MPLX redeemed all of the $500 million 3.375 percent senior notes due March 2023 at 100 percent of the aggregate principal amount. The impact of these debt extinguishments was not material to the Consolidated Statements of Income.

As of December 31, 2022, we had $20.1 billion in aggregate principal amount of senior notes outstanding. The increase compared to year-end 2021 resulted from the issuance of the 2052 Senior Notes as discussed above.

On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of notes, consisting of $1.1 billion principal amount of 5.00 percent senior notes due 2033 (the “2033 Senior Notes”) and $500 million principal amount of 5.65 percent senior notes due 2053 (the “2053 Senior Notes”). The 2033 Senior Notes were offered at a price to the public of 99.170 percent of par with interest payable semi-annually in arrears, commencing on September 1, 2023. The 2053 Senior Notes were offered at a price to the public of 99.536 percent of par with interest payable semi-annually in arrears, commencing on September 1, 2023. MPLX used $600 million of the net proceeds to redeem all of the outstanding Series B preferred units. We also provided notice to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023.

Credit Agreement

On July 7, 2022, MPLX entered into a new five-year credit agreement (the “MPLX Credit Agreement”) to replace the previous $3.5 billion credit facility that was scheduled to expire in July 2024. The new MPLX Credit Agreement matures in July 2027 and, among other things, provides for a $2 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.

The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $1 billion, subject to certain conditions, including the consent of lenders whose commitments would increase. In addition, the maturity date may be extended for up to two additional one-year periods, subject to, among other conditions, the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. We are charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and certain fees fluctuate based on the credit ratings in effect from time to time on MPLX’s long-term debt.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2022, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.5 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

MPC Loan Agreement

MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the MPC Loan Agreement are scheduled to mature and become due and payable on July 31, 2024, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to the maturity date. During 2022, borrowings under the MPC Loan Agreement bore interest at the one-month LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement. The MPC Loan Agreement was amended effective January 1, 2023 to update the interest rate to one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Item 8. Financial Statements and Supplementary Data - Note 17. All other terms of the MPC Loan Agreement remain unchanged.

Activity on the MPC Loan Agreement and MPLX Credit Agreement for 2022 was as follows:

(In millions, except %)	MPC Loan Agreement	MPLX Credit Agreement
Borrowings	$2,989	$900
Average interest rate of borrowings	1.50%	1.45%
Repayments	$4,439	$1,200
Outstanding balance at end of period(1)	$—	$—
(1) There was less than $1 million in letters of credit outstanding on the MPLX Credit Agreement.

For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 6 and Note 17.

Our intention is to maintain an investment grade credit profile. As of February 1, 2023, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

Our liquidity totaled $3.7 billion at December 31, 2022, consisting of:

	December 31, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			238
Total liquidity			$3,738

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

MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us. From time to time, we may also utilize other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

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

The Series A preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to Series A preferred unitholders during the years ended December 31, 2022, 2021 and 2020 were $85 million, $100 million and $81 million, respectively. The distribution for the year ended December 31, 2021 includes a Supplemental Distribution Amount of $18 million, or $0.5750 per unit.

In December 2021, certain holders exercised their right to convert a total of 0.1 million Series A preferred units into common units. Approximately 29.5 million Series A preferred units remain outstanding as of December 31, 2022.

Series B Preferred Units - As of December 31, 2022, MPLX had 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of ANDX at a price to the public of $1,000 per unit. The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation.

Distributions on the Series B preferred units are payable semi-annually through February 15, 2023. Distributions paid to Series B preferred unitholders during each of the years ended December 31, 2022, 2021 and 2020 were $41 million.

On February 15, 2023, MPLX exercised its right to redeem all of the Series B preferred units outstanding. MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit.

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public, which was exhausted during the fourth quarter of 2022. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. This repurchase authorization has no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases depends upon several factors, including market and business conditions, and repurchases may be suspended, discontinued, or restarted at any time. The following table summarizes activity executed on the unit repurchase program during the years ended December 31, 2022, 2021 and 2020:

(In millions, except per unit data)	2022	2021	2020
Units repurchased	15	23	1
Cash paid for common units repurchased(1)	$491	$630	$33
Average cost per unit(1)	$31.96	$27.52	$22.29
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.

As of December 31 2022, we had $846 million available under our remaining unit repurchase authorization.

Distributions

We intend to pay a minimum quarterly distribution of $0.2625 per unit, which equates to $263 million per quarter, or $1,051 million per year, based on the number of common units outstanding. On January 25, 2023, we announced that the board of directors of our general partner had declared a distribution of $0.7750 per common unit, which was paid on February 14, 2023 to common unitholders of record on February 6, 2023. This represents a 10 percent increase over the fourth quarter 2021 distribution. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to limited and preferred partners is as follows for the years ended December 31, 2022, 2021 and 2020. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data - Note 8.

(In millions, except per unit data)	2022	2021	2020
Distribution declared:
Limited partner common units - public	$1,063	$1,257	$1,079
Limited partner common units - MPC	1,917	2,175	1,793
Total distributions declared to limited partner common units(1)	2,980	3,432	2,872
Series A preferred units(1)	88	100	81
Series B preferred units	41	41	41
Total distribution declared	$3,109	$3,573	$2,994
Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.7050	$0.6875	$0.6875
Quarter ended June 30,	0.7050	0.6875	0.6875
Quarter ended September 30,(1)	0.7750	1.2800	0.6875
Quarter ended December 31,	0.7750	0.7050	0.6875
Year ended December 31,	$2.9600	$3.3600	$2.7500
(1)    Includes the Supplemental Distribution Amount of $0.5750 per unit and base distribution amount of $0.7050 per unit for the third quarter ended September 30, 2021.

Capital Expenditures

Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of growth capital expenditures and maintenance capital expenditures. Growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity for volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include costs to develop or acquire additional pipeline, terminal, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for MPLX. In contrast, maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2022	2021	2020
Capital expenditures:
Growth capital expenditures	$665	$407	$778
Growth capital reimbursements(1)	(151)	(35)	(12)
Investments in unconsolidated affiliates	217	151	266
Return of capital	(11)	(36)	(123)
Capitalized interest	(8)	(13)	(39)
Total growth capital expenditures(2)	712	474	870

Maintenance capital expenditures	188	133	161
Maintenance capital reimbursements	(44)	(45)	(46)
Capitalized interest	(1)	(1)	—
Total maintenance capital expenditures	143	87	115

Total growth and maintenance capital expenditures	855	561	985
Investments in unconsolidated affiliates(3)	(217)	(151)	(266)
Return of capital(3)	11	36	123
Growth and maintenance capital reimbursements(1)(4)	195	80	58
(Increase)/decrease in capital accruals	(47)	(11)	244
Capitalized interest	9	14	39
Additions to property, plant and equipment(3)	$806	$529	$1,183
(1)    Growth capital reimbursements include reimbursements from customers and our Sponsor. Prior periods have been updated to reflect these reimbursements to conform to the current period presentation.
(2)     Total growth capital expenditures exclude $28 million of acquisitions in 2022.
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

For 2023, we announced a capital outlook of $950 million, net of reimbursements, which includes growth capital of $800 million and maintenance capital of $150 million. Our growth capital plans are anchored in the Marcellus, Permian, and Bakken basins. In addition to new gas processing plants in the Marcellus and Permian, the remainder of our capital plan is mostly focused on other investments targeted at the expansion or debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant.

Cash Commitments

Our material cash requirements include the following contractual obligations and other cash commitments as of December 31, 2022.

Our contractual obligations primarily consist of outstanding borrowings on debt, commitment and administrative fees and interest. Additional information for third-party debt is included in Item 8. Financial Statements and Supplementary Data – Note 17. See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information for the related party loan. Our cash commitment at December 31, 2022 was $32,464 million.

Our contractual commitment for co-location services agreements was $4,004 million at December 31, 2022. These agreements obligate us to pay MPC for operational and other services provided to the subsidiaries of MPLX Refining Logistics LLC.

Finance and operating leases relate primarily to facilities and equipment under lease, including ground leases, building space, office and field equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 20 for further discussion about our lease obligations. Our cash commitment at December 31, 2022 was $977 million.

Transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms of the agreements, have terms that range from less than one year to nine years. We expect to pass any minimum payment commitments through to producer customers. Minimum fees due under transportation agreements do not include potential fee increases as required by FERC. See Item 8. Financial Statements and Supplementary Data – Note 21 for further discussion. Our cash commitment at December 31, 2022 was $878 million.

We have commitments under contracts to acquire property, plant and equipment, for which additional information is included in Item 8. Financial Statements and Supplementary Data – Note 21. Our cash commitment at December 31, 2022 was $165 million. These commitments were primarily related to G&P plant expansions.

Natural gas purchase obligations consist primarily of a purchase agreement with a producer in our Southern Appalachia Operations. The contract provides for the purchase of keep-whole volumes at a specific price and is a component of a broader regional arrangement. The contract price is designed to share a portion of the frac spread with the producer and as a result, the amounts reflected for the obligation exceed the cost of purchasing the keep-whole volumes at a market price. The contract is considered an embedded derivative (see Item 8. Financial Statements and Supplementary Data – Note 16 for the fair value of the frac spread sharing component). We use the estimated future frac spreads as of December 31, 2022 for calculating this obligation. The counterparty to the contract has the option to renew the gas purchase agreement and the related keep-whole processing agreement after 2027. Our cash commitment, not including this renewal option, at December 31, 2022 was $40 million.

Our other cash commitments consist of expense projects, right of way and easement obligations and ARO commitments. These other cash commitments at December 31, 2022 totaled $224 million.

In addition, we have omnibus agreements and employee agreements with MPC. One of the omnibus agreements with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us.

We also pay MPC additional amounts based on the costs actually incurred by MPC in providing other services, except for the portion of the amount attributable to engineering services, which is based on the amounts actually incurred by MPC and its affiliates plus an incremental surcharge. In addition, we are obligated to reimburse MPC for most out-of-pocket costs and expenses incurred by MPC on our behalf.

MPLX has various employee agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our L&S and G&P segments’ operations.

We incurred $1,723 million of costs under various agreements with MPC, including the omnibus, co-location and employee agreements for 2022.

Effects of Inflation

Inflation did not have a material impact on our results of operations for the years ended December 31, 2022, 2021 or 2020. We have observed higher costs for labor and materials used in our business during the year ended December 31, 2022. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along a portion of increased costs to our customers in the form of higher fees.

TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2022, MPC owned our general partner and an approximate 65 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewable diesel, via pipeline, truck or marine as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. For further discussion of agreements and activity with MPC and related parties see Item 1. Business and Item 8. Financial Statements and Supplementary Data – Note 6.

Excluding significant non-cash items, including losses for impairment of equity method investments and gains on lease reclassifications, MPC accounted for 47 percent, 50 percent and 55 percent of our total revenues and other income for the years ended December 31, 2022, 2021 and 2020, respectively. Of our total costs and expenses, excluding impairment expense, MPC accounted for 25 percent, 26 percent and 30 percent for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Legislation and regulations pertaining to climate change and GHG emissions have the potential to materially adversely impact our business, financial condition, results of operations and cash flows, including costs of compliance and permitting delays. The extent and magnitude of these adverse impacts cannot be reliably or accurately estimated at this time because specific regulatory and legislative requirements have not been finalized and uncertainty exists with respect to the measures being considered, the costs and the time frames for compliance, and our ability to pass compliance costs on to our customers.

We have incurred and may continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these environmental laws and regulations. If these expenditures, as with all costs, are not ultimately reflected in the fees and tariff rates we receive for our services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities. Our environmental expenditures for each of the past three years were:

(In millions, except %)	2022	2021	2020
Capital	$15	$15	$26
Percent of total capital expenditures	2%	3%	3%
Compliance:(1)
Operating and maintenance	$15	$28	$24
Remediation(2)	33	17	4
Total	$48	$45	$28
(1)Based on the American Petroleum Institute’s definition of environmental expenditures.
(2)These amounts include spending charged against remediation reserves and exclude non-cash accruals for environmental remediation. Environmental remediation costs increased in 2022 compared to 2021 due to a release of crude oil on our pipeline near Edwardsville, Illinois in March of 2022.

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

Our environmental capital expenditures are expected to approximate $18 million in 2023. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

For more information on environmental regulations that impact us, or could impact us, see Item 1. Business – Regulatory Matters and Item 1A. Risk Factors.

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

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. We use a cost method approach for non-recurring fair value measurements related to the valuation of our leased assets. See Item 8. Financial Statements and Supplementary Data - Note 15 for disclosures regarding our fair value measurements.
Significant uses of fair value measurements include:
•assessment of impairment of long-lived assets, intangible assets, goodwill and equity method investments;
•assessment of values for assets in implicit leases, including sales-type leases;
•assessment of values for underlying assets to record net investment in sales-type leases;

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

Assumptions about the macroeconomic environment are inherently subjective and difficult to forecast. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.

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

At December 31, 2022, MPLX had three reporting units with goodwill totaling approximately $7.6 billion, which includes goodwill associated with our Crude Gathering reporting unit of $1.1 billion. For the annual impairment assessment as of November 30, 2022, management performed only a qualitative assessment for two reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. The fair value of the Crude Gathering reporting unit for which a quantitative assessment was performed was determined based on applying both a discounted cash flow, or income approach, as well as a market approach which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method included management’s best estimates of the discount rate as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements. A 100-basis point increase to the discount rate used to estimate the fair value of the reporting unit would not have resulted in a goodwill impairment charge as of November 30, 2022.

Significant assumptions used to estimate the reporting unit fair value included estimates of future cash flows and market information for comparable businesses. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future. See Item 8. Financial Statements and Supplementary Data - Note 14 for additional information relating to our reporting units and goodwill.

Equity Method Investment Impairment Assessments

Equity method investments are assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2022, we had $4.1 billion of equity method investments recorded on the Consolidated Balance Sheets.

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
Leases

In accounting for leases, we analyze new or modified leases for lease classification. One of the key inputs into the lease classification analysis is the fair value of the leased assets. For newly classified sales-type leases, the net investment in the lease is recorded at the estimated fair value of the underlying leased assets. Significant assumptions used to estimate the leased assets’ fair value include market information for comparable assets and cost estimates to replace the service capacity of an asset.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2022, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

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

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option has been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through Purchased product costs on the Consolidated Statements of Income. As of December 31, 2022 and 2021, the estimated fair value of this contract was a liability of $61 million and $108 million, respectively.

Open Derivative Positions and Sensitivity Analysis

The estimated fair value of our Level 2 and 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a ten percent difference in our estimated fair value of Level 2 and 3 commodity derivatives (excluding embedded derivatives) as of December 31, 2022 would not have affected income before income taxes for the year ended December 31, 2022, given we had no open commodity derivative contracts during the year. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2022(1)	Change in Fair Value (2)	Change in Income before income taxes for the Year Ended December 31, 2022 (3)
Outstanding debt
Fixed-rate	$18,095	$1,422	N/A
Variable-rate(4)	$—	$—	$1
(1)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2022.
(3)Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2022.
(4)MPLX had no outstanding borrowings on the MPLX Credit Agreement as of December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and Series A preferred units and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test - Crude Gathering Reporting Unit

As described in Note 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $7,645 million as of December 31, 2022. Additionally, as disclosed by management, the goodwill balance at December 31, 2022 includes goodwill associated with the Crude Gathering reporting unit of $1.1 billion. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. The fair value of each reporting unit is determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements.

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

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 23, 2023

We have served as the Company’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2022	2021	2020
Revenues and other income:
Service revenue	$2,359	$2,313	$2,397
Service revenue - related parties	3,754	3,628	3,580
Service revenue - product related	394	345	155
Rental income	327	376	398
Rental income - related parties	763	743	952
Product sales	2,219	1,590	636
Product sales - related parties	198	145	128
Sales-type lease revenue	62	—	—
Sales-type lease revenue - related parties	465	435	152
Income/(loss) from equity method investments	476	321	(936)
Other income(1)	485	21	5
Other income - related parties	111	110	102
Total revenues and other income	11,613	10,027	7,569
Costs and expenses:
Cost of revenues (excludes items below)	1,369	1,184	1,326
Purchased product costs	2,063	1,585	539
Rental cost of sales	123	136	135
Rental cost of sales - related parties	54	109	160
Purchases - related parties	1,413	1,219	1,116
Depreciation and amortization	1,230	1,287	1,377
Impairment expense	—	42	2,165
General and administrative expenses	335	353	378
Restructuring expenses	—	—	37
Other taxes	115	120	125
Total costs and expenses	6,702	6,035	7,358
Income from operations	4,911	3,992	211
Related-party interest and other financial costs	5	8	5
Interest expense, net of amounts capitalized	843	785	829
Other financial costs	77	86	62
Income/(loss) before income taxes	3,986	3,113	(685)
Provision for income taxes	8	1	2
Net income/(loss)	3,978	3,112	(687)
Less: Net income attributable to noncontrolling interests	34	35	33
Net income/(loss) attributable to MPLX LP	3,944	3,077	(720)
Less: Series A preferred unit distributions	88	100	81
Less: Series B preferred unit distributions	41	41	41
Limited partners’ interest in net income/(loss) attributable to MPLX LP	$3,815	$2,936	$(842)
Per Unit Data (See Note 8)
Net income/(loss) attributable to MPLX LP per limited partner unit:
Common - basic	$3.75	$2.86	$(0.80)
Common - diluted	$3.75	$2.86	$(0.80)
Weighted average limited partner units outstanding:
Common - basic	1,010	1,027	1,051
Common - diluted	1,010	1,027	1,051
(1) 2022 includes a $509 million non-cash gain on a lease reclassification. See Note 20 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2022	2021	2020
Net income/(loss)	$3,978	$3,112	$(687)
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	9	(2)	—
Comprehensive income/(loss)	3,987	3,110	(687)
Less comprehensive income attributable to:
Noncontrolling interests	34	35	33
Comprehensive income/(loss) attributable to MPLX LP	$3,953	$3,075	$(720)

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
Assets
Cash and cash equivalents	$238	$13
Receivables, net	737	654
Current assets - related parties	729	644
Inventories	148	142
Other current assets	53	54
Total current assets	1,905	1,507
Equity method investments	4,095	3,981
Property, plant and equipment, net	18,848	20,042
Intangibles, net	705	831
Goodwill	7,645	7,657
Right of use assets, net	283	268
Noncurrent assets - related parties	1,225	1,161
Other noncurrent assets	959	60
Total assets	35,665	35,507

Liabilities
Accounts payable	224	172
Accrued liabilities	269	363
Current liabilities - related parties	343	1,780
Accrued property, plant and equipment	128	97
Long-term debt due within one year	988	499
Accrued interest payable	237	202
Operating lease liabilities	46	59
Other current liabilities	166	176
Total current liabilities	2,401	3,348
Long-term deferred revenue	219	383
Long-term liabilities - related parties	338	302
Long-term debt	18,808	18,072
Deferred income taxes	13	10
Long-term operating lease liabilities	230	205
Other long-term liabilities	142	170
Total liabilities	22,151	22,490
Commitments and contingencies (see Note 21)
Series A preferred units - (30 million and 30 million units issued and outstanding)	968	965

Equity
Common unitholders - public (354 million and 369 million units issued and outstanding)	8,413	8,579
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	3,293	2,638
Series B preferred units (0.6 million and 0.6 million units issued and outstanding)	611	611
Accumulated other comprehensive loss	(8)	(17)
Total MPLX LP partners’ capital	12,309	11,811
Noncontrolling interests	237	241
Total equity	12,546	12,052
Total liabilities, preferred units and equity	$35,665	$35,507
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2022	2021	2020
Operating activities:
Net income/(loss)	$3,978	$3,112	$(687)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	73	70	61
Depreciation and amortization	1,230	1,287	1,377
Impairment expense	—	42	2,165
Deferred income taxes	3	(2)	(1)
Gain on sales-type leases	(509)	—	—
Loss/(gain) on disposal of assets	34	(13)	4
(Income)/loss from equity method investments	(476)	(321)	936
Distributions from unconsolidated affiliates	578	508	459
Change in fair value of derivatives	(47)	45	3
Changes in:
Receivables	14	(199)	62
Inventories	(5)	(24)	(12)
Accounts payable and accrued liabilities	(33)	193	36
Assets/liabilities - related parties	40	101	8
Right of use assets/operating lease liabilities	(3)	(2)	(5)
Deferred revenue	108	88	112
All other, net	34	26	3
Net cash provided by operating activities	5,019	4,911	4,521
Investing activities:
Additions to property, plant and equipment	(806)	(529)	(1,183)
Acquisitions, net of cash acquired	(28)	—	—
Disposal of assets	84	126	56
Investments in unconsolidated affiliates	(217)	(151)	(266)
Distributions from unconsolidated affiliates - return of capital	11	36	123
All other, net	—	—	8
Net cash used in investing activities	(956)	(518)	(1,262)
Financing activities:
Long-term debt - borrowings	3,379	4,175	6,810
- repayments	(2,202)	(5,821)	(6,414)
Related party debt - borrowings	2,989	8,493	6,264
- repayments	(4,439)	(7,043)	(6,858)
Debt issuance costs	(29)	—	(25)
Unit repurchases	(491)	(630)	(33)
Distributions to noncontrolling interests	(38)	(39)	(37)
Distributions to Series A preferred unitholders	(85)	(100)	(81)
Distributions to Series B preferred unitholders	(41)	(41)	(41)
Distributions to unitholders and general partner	(2,921)	(3,432)	(2,884)
Contributions from MPC	44	45	50
All other, net	(4)	(2)	(10)
Net cash used in financing activities	(3,838)	(4,395)	(3,259)
Net change in cash, cash equivalents and restricted cash	225	(2)	—
Cash, cash equivalents and restricted cash at beginning of period	13	15	15
Cash, cash equivalents and restricted cash at end of period	$238	$13	$15
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units

	Partnership
(In millions)	Common Unit-holder Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2019	$10,800	$4,968	$611	$(15)	$249	$16,613	$968
Net income/(loss)	(307)	(535)	41	—	33	(768)	81
Unit repurchases	(33)	—	—	—	—	(33)	—
Distributions	(1,082)	(1,799)	(41)	—	(37)	(2,959)	(81)
Contributions	—	261	—	—	—	261	—
Wholesale Exchange	—	(102)	—	—	—	(102)	—
Other	6	(1)	—	—	—	5	—
Balance at December 31, 2020	9,384	2,792	611	(15)	245	13,017	968
Net income	1,087	1,849	41	—	35	3,012	100
Unit repurchases	(630)	—	—	—	—	(630)	—
Conversion of Series A preferred units	3	—	—	—	—	3	(3)
Distributions	(1,269)	(2,163)	(41)	—	(39)	(3,512)	(100)
Contributions	—	160	—	—	—	160	—
Other	4	—	—	(2)	—	2	—
Balance at December 31, 2021	8,579	2,638	611	(17)	241	12,052	965
Net income	1,371	2,444	41	—	34	3,890	88
Unit repurchases	(491)	—	—	—	—	(491)	—
Distributions	(1,050)	(1,871)	(41)	—	(38)	(3,000)	(85)
Contributions	—	82	—	—	—	82	—
Other	4	—	—	9	—	13	—
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of the Business

MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “ours,” “us,” or like terms refer to MPLX LP and its subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. We are engaged in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables; the gathering, processing and transportation of natural gas; and the transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio. MPLX was formed on March 27, 2012 as a Delaware limited partnership and completed its initial public offering on October 31, 2012.

MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil, refined products, other hydrocarbon-based products and renewables; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 10 for additional information regarding the operations and results of these segments.

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

Basis of Presentation

The accompanying consolidated financial statements of MPLX have been prepared in accordance with GAAP. The consolidated financial statements include all majority-owned and controlled subsidiaries. For non-wholly-owned consolidated subsidiaries, the interests owned by third parties have been recorded as Noncontrolling interests on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated. MPLX’s investments in which MPLX exercises significant influence but does not control and does not have a controlling financial interest are accounted for using the equity method. MPLX’s investments in VIEs, in which MPLX exercises significant influence but does not control and is not the primary beneficiary, are also accounted for using the equity method.

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

MPLX enters into a variety of contract types in order to generate Product sales and Service revenue. MPLX provides services under the following types of arrangements:

•Fee-based arrangements – Under fee-based arrangements, MPLX receives fees for the following services: gathering, processing and transportation of natural gas; transportation, fractionation, exchange and storage of NGLs; and transportation, terminalling, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The revenue MPLX earns from these arrangements is generally directly related to the volume of natural gas, NGLs, refined products or crude oil that is handled by or flows through MPLX’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, MPLX’s arrangements provide for minimum volume commitments. Fee-based arrangements are reported as Service revenue on the Consolidated Statements of Income. Revenue is recognized over time as services are performed. In certain instances when specifically stated in the contract terms, MPLX purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction.
•Percent-of-proceeds arrangements – Under percent-of-proceeds arrangements, MPLX gathers and processes natural gas on behalf of producers; sells the resulting residue gas, condensate and NGLs at market prices; and remits to producers an agreed-upon percentage of the proceeds. In other cases, instead of remitting cash payments to the producer, MPLX delivers an agreed-upon percentage of the residue gas and NGLs to the producer (take-in-kind arrangements) and sells the volumes MPLX retains to third parties or related parties. Revenue is recognized on a net basis when MPLX acts as an agent and does not have control of the gross amount of gas and/or NGLs prior to it being sold. Percent-of-proceeds revenue is reported as Service revenue - product related on the Consolidated Statements of Income.
•Keep-whole arrangements – Under keep-whole arrangements, MPLX gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, MPLX must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of the energy content of this natural gas. Certain keep-whole arrangements also have provisions that require MPLX to share a percentage of the keep-whole profits with the producers based on the oil to gas ratio or the NGL to gas ratio. Service revenue - product related is recorded based on the value of the NGLs received on the date the services are performed. Natural gas purchased to return to the producer and shared NGL profits are recorded as a reduction of Service revenue - product related on the Consolidated Statements of Income on the date the services are performed. Sales of NGLs under these arrangements are reported as Product sales on the Consolidated Statements of Income and are reported on a gross basis as MPLX is the principal in the arrangement and controls the product prior to sale. The sale of the NGLs may occur shortly after services are performed at the tailgate of the plant, or after a period of time as determined by MPLX.
•Purchase arrangements – Under purchase arrangements, MPLX purchases natural gas at either the wellhead or the tailgate of a plant. MPLX then gathers and delivers the natural gas to pipelines where MPLX may resell the natural gas. Wellhead purchase arrangements represent an arrangement with a supplier and are recorded in Purchased product costs. Often, MPLX earns fees for services performed prior to taking control of the product in these arrangements and Service revenue is recorded for these fees. Revenue generated from the sale of product obtained in tailgate purchase arrangements is reported as Product sales on the Consolidated Statements of Income and is recognized on a gross basis as MPLX purchases and takes control of the product prior to sale and is the principal in the transaction.

In many cases, MPLX provides services under contracts that contain a combination of more than one of the arrangements described above. When fees are charged (in addition to product received) under percent-of-proceeds arrangements, keep-whole arrangements or purchase arrangements, MPLX records such fees as Service revenue on the Consolidated Statements of Income. The terms of MPLX’s contracts vary based on gas quality conditions, the competitive environment when the contracts are signed, and customer requirements. Performance obligations are determined based on the specific terms of the arrangements, economics of the geographical regions, and the services offered and whether they are deemed distinct. MPLX allocates the consideration earned between the performance obligations based on the stand-alone selling price when multiple performance obligations are identified.

Revenue from MPLX’s service arrangements will generally be recognized over time as the performance obligation is satisfied as services are provided. MPLX has elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price may have fixed components related to minimum volume commitments and variable components, which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided each period. In instances in which tiered pricing structures do not reflect our efforts to perform, MPLX will estimate variable consideration at contract inception. Product sales will be recognized at a point in time when control of the product transfers to the customer.

Minimum volume commitments may create contract liabilities if current period payments can be used for future services. Breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods.

Amounts billed to customers for shipping and handling, electricity, and other costs to perform services are included in the transaction price as a component of Revenues and other income on the Consolidated Statements of Income. Shipping and handling costs associated with product sales are included in Purchased product costs on the Consolidated Statements of Income.

Customers usually pay monthly based on the products purchased or services performed that month. Taxes collected from customers and remitted to the appropriate taxing authority are excluded from revenue.

Based on the terms of certain contracts, MPLX is considered to be the lessor under several implicit operating and sales-type lease arrangements in accordance with GAAP. Revenue and costs related to the portion of the revenue earned under these contracts considered to be implicit operating leases are recorded as Rental income and Rental cost of sales, respectively, on the Consolidated Statements of Income. Revenue related to the portion of the revenue earned under these contracts considered to be implicit sales-type lease arrangements is recorded as Sales-type lease revenue on the Consolidated Statements of Income, while related costs are recorded to Cost of revenues or Purchases - related parties.

Revenue and Expense Accruals

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

Other Taxes

Other taxes primarily include real estate taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Receivables

Receivables primarily consist of customer accounts receivable, which are recorded at the invoiced amount and generally do not bear interest. Allowances for doubtful accounts are generally recorded when it becomes probable that the receivable will not be collected and are recorded to bad debt expense. We review the allowance quarterly with past-due balances over 150 days and other higher-risk amounts being reviewed individually for collectability. Balances that remain outstanding after reasonable collection efforts have been unsuccessful are written off through a charge to the valuation allowance and a credit to accounts receivable.

Leases

Contracts with a term greater than one year that convey the right to direct the use of and obtain substantially all of the economic benefit of an asset are accounted for as right of use (“ROU”) assets and lease liabilities.

Right of use asset and lease liability balances are recorded at the commencement date at present value of the fixed lease payments using a secured incremental borrowing rate with a maturity similar to the lease term because our leases do not provide implicit rates. We have elected to include both lease and non-lease components in the present value of the lease payments for all lessee asset classes with the exception of our marine and third-party contractor service and equipment leases. The lease component of the payment for the marine and equipment asset classes is determined using a relative standalone selling price. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 20 for additional disclosures about our lease contracts.

As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 20 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur. The net investment in sales-type leases with third parties is recorded within Receivables, net and Other noncurrent assets on the Consolidated Balance Sheets. The net investment in sales-type leases with related parties is recorded within Current assets - related parties and Noncurrent assets - related parties on the Consolidated Balance Sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. Management assesses the net investment in sales-type leases for recoverability quarterly.

Inventories

Inventories consist of materials and supplies to be used in operations, line fill and other NGLs. Cost for materials and supplies are determined primarily using the weighted-average cost method. Inventories are valued at the lower of cost or net realizable value.

Imbalances

Within our pipelines and storage assets, we experience volume gains and losses due to pressure and temperature changes, evaporation and variances in meter readings and other measurement methods. Until settled, positive imbalances are recorded as other current assets and negative imbalances are recorded as accounts payable. Positive and negative imbalances are settled in cash, settled by physical delivery of volumes from a different source, or tracked and settled in the future.

Investment in Unconsolidated Affiliates

Equity investments in which MPLX exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method and are reported in Equity method investments on the accompanying Consolidated Balance Sheets. This includes entities in which we hold majority ownership, but the minority shareholders have substantive participating rights. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill.

Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. MPLX uses evidence of a loss in value to identify if an investment has an other than a temporary decline. Impairments are recorded through Income from equity method investments.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Expenditures that extend the useful lives of assets are capitalized.

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flows of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which is at least at the segment level and in some cases for similar assets in the same geographic region where cash flows can be separately identified. If the sum of the undiscounted future cash flows from the use of the asset group and its eventual disposition is less than the carrying value of an asset group, an impairment assessment is performed and the excess of the book value over the fair value is recorded as an impairment loss.

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

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If we determine, based on a qualitative assessment, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, no further impairment testing is required. If we do not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting unit is determined using an income and market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates, and future capital requirements. See Note 14 for further details.
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
Environmental Costs

Environmental expenditures for additional equipment that mitigates or prevents future contamination or improves environmental safety or efficiency of the existing assets are capitalized. We recognize remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.

Asset Retirement Obligations

An ARO is a legal obligation associated with the retirement of tangible long-lived assets that generally result from the acquisition, construction, development or normal operation of the asset. The fair value of AROs is recognized in the period in which the obligations are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled. AROs have not been recognized for certain assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. As of December 31, 2022 and 2021, MPLX’s asset retirement obligation was $34 million and $31 million, respectively, and is included on the balance sheet within Other long-term liabilities.

Derivative Instruments

MPLX may use commodity derivatives to economically hedge a portion of its exposure to commodity price risk. All derivative instruments (including derivatives embedded in other contracts) are recorded at fair value. MPLX discloses the fair value of all derivative instruments under the captions Other current assets, Other noncurrent assets, Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. We make a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed, and the realized gain or loss of the contract is recorded. Changes in the fair value of derivative instruments are reported on the Consolidated Statements of Income in accounts related to the item whose value or cash flows are being managed. Derivative instruments are marked to market through Purchased product costs on the Consolidated Statements of Income.

Certain commodity derivative positions are governed by master netting arrangements and are reflected on the consolidated balance sheets on a net basis by counterparty. MPLX did not utilize any commodity derivatives during the years ended December 31, 2022, 2021 and 2020, and therefore did not elect hedge accounting. MPLX has historically elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power and the sale of some commodities.

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

MPLX previously issued performance units under the MPLX LP 2018 Incentive Compensation Plan. Performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units paying out in units are accounted for as equity awards. Equity-classified performance units with a market condition use a Monte Carlo valuation model to calculate a grant date fair value of market conditions. Equity-classified performance units with a performance condition are valued based on the grant date fair value of the payout deemed most probable to occur and is adjusted as the expectation for payout changes. All the outstanding performance unit awards have been settled as of February 1, 2023.

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

Distributions

In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to Series A and Series B preferred unitholders based on a fixed distribution schedule, as discussed in Notes 7 and 9, and subsequently allocated to the limited partner unitholders. Distributions, although earned, are not accrued as a liability until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described below.

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

Business Combinations

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or deficit of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. Depending on the nature of the transaction, management may engage an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interests, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interests, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, certain commodity prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, MPLX will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition-related costs are expensed as incurred in connection with each business combination.

Acquisitions in which the company or business being acquired by MPLX had an existing relationship with MPC may result in the transaction being considered a transfer between entities under common control. In these situations, MPLX records the assets acquired and liabilities assumed on its consolidated balance sheets at MPC’s historical carrying value. For the acquiring entity, transfers of businesses between entities under common control require prior periods to be retrospectively adjusted for those dates that the entity was under common control.

3. Accounting Standards

Recently Adopted

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued guidance requiring disclosures for certain types of government assistance that have been accounted for by analogy to grant or contribution models. Disclosures include information about the type of transactions, accounting and the impact on financial statements. MPLX prospectively adopted this standard in the first quarter of 2022. The adoption of this standard did not have a material impact on our financial statements or disclosures.

4. Acquisitions and Dispositions

Sale of Javelina

On February 12, 2021, MarkWest Energy Operating Company, L.L.C., (“MarkWest Energy”) a wholly owned subsidiary of MPLX, completed the sale of all of MarkWest Energy’s equity interests in MarkWest Javelina Company L.L.C., MarkWest Javelina Pipeline Company L.L.C., and MarkWest Gas Services L.L.C. (collectively, “Javelina”) pursuant to the terms of an Equity Purchase Agreement entered into with a third party on December 23, 2020. The agreement included adjustments for working capital as well as an earnout provision based on the performance of the assets. No gain or loss was recorded on the sale. The estimated value of the earnout provision was recorded as a contingent asset shown within Other noncurrent assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021. Prior to the sale, Javelina was reported within the G&P segment.

Wholesale Exchange

On July 31, 2020, MPLX entered into a Redemption Agreement (the “Redemption Agreement”) with WRSW, a wholly owned subsidiary of MPC, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in WRW in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. Per the terms of the Redemption Agreement, MPLX redeemed 18,582,088 common units (the “Redeemed Units”) held by WRSW on July 31, 2020. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. MPLX canceled the Redeemed Units immediately following the Wholesale Exchange. The carrying value of the net assets of WRW transferred to MPC was approximately $90 million as of July 31, 2020, resulting in $250 million being recorded to Common Unit-holder MPC within the Consolidated Statements of Equity, netted against the fair value of the redeemed units. Included within the $90 million carrying value of the WRW net assets was approximately $65 million of goodwill.

5. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions, except ownership percentages)	VIE	2022	2022	2021
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$177	$183
Illinois Extension Pipeline Company, L.L.C.		35%	236	243
LOOP LLC		41%	287	265
MarEn Bakken Company LLC(1)		25%	475	449
Minnesota Pipe Line Company, LLC		17%	178	183
Whistler Pipeline LLC	X	38%	211	155
Other(2)	X		269	240
Total L&S			1,833	1,718
G&P
Centrahoma Processing LLC		40%	131	133
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	335	332
MarkWest Torñado GP, L.L.C.	X	60%	306	246
MarkWest Utica EMG, L.L.C.	X	57%	669	680
Rendezvous Gas Services, L.L.C.	X	78%	137	147
Sherwood Midstream Holdings LLC	X	51%	125	136
Sherwood Midstream LLC	X	50%	512	544
Other(2)	X		47	45
Total G&P			2,262	2,263
Total			$4,095	$3,981
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.
(2)    Some investments included within Other have also been deemed to be VIEs.

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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of December 31, 2022, MPLX had a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2022, 2021 and 2020. See Note 21 for information on our Guarantees related to indebtedness of equity method investees.

During the first quarter of 2020, we recorded an other-than-temporary impairment for three joint ventures in which we have an interest. Impairment of these investments was $1,264 million, of which $1,251 million was related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through Income from equity method investments. The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. There were no additional impairments recorded during the remainder of 2020.

Summarized financial information for MPLX’s equity method investments for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31, 2022
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$1,197	$1,456	$2,653
Costs and expenses	603	648	1,251
Income from operations	594	808	1,402
Net income	535	711	1,246
Income from equity method investments	$275	$201	$476

	December 31, 2021
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$820	$1,236	$2,056
Costs and expenses	490	568	1,058
Income from operations	330	668	998
Net income	266	594	860
Income from equity method investments(1)	$175	$146	$321

	December 31, 2020
(In millions)	Other VIEs	Non-VIEs	Total
Revenues and other income	$298	$1,208	$1,506
Costs and expenses	414	531	945
(Loss)/income from operations	(116)	677	561
Net (loss)/income	(175)	615	440
(Loss)/income from equity method investments(1)	$(1,100)	$164	$(936)
(1)    The 2021 and 2020 amounts include impairment of $6 million and $1,264 million, respectively.

Summarized balance sheet information for MPLX’s equity method investments as of December 31, 2022 and 2021 is as follows:

	December 31, 2022
(In millions)	Other VIEs	Non-VIEs	Total
Current assets	$474	$450	$924
Noncurrent assets	7,721	5,225	12,946
Current liabilities	323	181	504
Noncurrent liabilities	$2,546	$876	$3,422

	December 31, 2021
(In millions)	Other VIEs	Non-VIEs	Total
Current assets	$335	$411	$746
Noncurrent assets	7,439	4,895	12,334
Current liabilities	217	310	527
Noncurrent liabilities	$2,461	$788	$3,249

As of December 31, 2022 and 2021, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $51 million and $54 million, respectively. As of December 31, 2022 and

2021, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $320 million and $327 million, respectively.

At both December 31, 2022 and 2021, the G&P basis difference related to goodwill was $31 million. At both December 31, 2022 and 2021, the L&S basis difference related to goodwill was $167 million.

6. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; as well as reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as various other agreements as discussed below.

The commercial agreements with MPC include:

•MPLX has a fuels distribution agreement with MPC under which MPC pays MPLX a tiered monthly volume-based fee for marketing and selling MPC’s products. This agreement is subject to a minimum quarterly volume and has an initial term of 10 years, subject to a five-year renewal period under terms to be renegotiated at that time.
•MPLX has various pipeline transportation agreements under which MPC pays MPLX fees for transporting crude and refined products on MPLX’s pipeline systems. These agreements are subject to minimum throughput volumes under which MPC will pay MPLX deficiency payments for any period in which they do not ship the minimum committed volume. Under certain agreements, deficiency payments can be applied as credits to future periods in which MPC ships volumes in excess of the minimum volume, subject to a limited period of time. These agreements are subject to various terms and renewal periods.
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
•MPLX has multiple terminal services agreements governing certain terminals under which MPC pays MPLX fees for terminal services. Under these agreements MPC pays MPLX agreed upon fees relating to MPC product receipts, deliveries and storage as well as any blending, additization, handling, transfers or other related charges. Many of these agreements are subject to minimum volume throughput commitments, or to various minimum commitments related to some or all terminal activities, under which MPC pays a deficiency payment for any period in which they do not meet the minimum commitment. Some of these agreements allow for deficiency payments to be applied as credits to a limited number of future periods with excess throughput volumes. These agreements are subject to various terms and renewal periods.
•MPLX has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year. This agreement is subject to automatic three-month renewal periods.

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

Co-location Services Agreements

MPLX is party to co-location services agreements with MPC’s refineries, under which MPC provides management, operational and other services to MPLX. MPLX pays MPC monthly fixed fees and direct reimbursements for such services calculated as set forth in the agreements. These agreements have initial terms of 50 years.

Ground Lease Agreements

MPLX is party to ground lease agreements with certain of MPC’s refineries under which MPLX is the lessee of certain sections of property which contain facilities owned by MPLX and are within the premises of MPC’s refineries. MPLX pays MPC monthly fixed fees under these ground leases. These agreements are subject to various terms.

Marine Services Agreements with MPC

MPLX has a management services agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. MPLX receives fixed annual fees for providing the required services, which are subject to predetermined annual escalation rates. This agreement is subject to an initial term of five years and automatically renews for one additional five-year renewal period unless terminated by either party.

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

Related Party Loan

MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC. Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the MPC Loan Agreement are scheduled to mature and become due and payable on July 31, 2024, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bore interest at LIBOR plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 17. The MPC Loan Agreement was amended effective January 1, 2023 to update the interest rate to one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 17. All other terms of the MPC Loan Agreement remain unchanged.

Activity on the MPC Loan Agreement was as follows:

(In millions, except %)	December 31, 2022	December 31, 2021
Borrowings	$2,989	$8,493
Weighted average interest rate of borrowings	1.50%	1.34%
Repayments	$4,439	$7,043
Outstanding balance at end of period	$—	$1,450

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline and trucking transportation services based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. Amounts earned under these agreements are classified as Other income-related parties in the Consolidated Statements of Income.

Certain product sales to MPC net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the years ended December 31, 2022, 2021 and 2020, these sales totaled $1,002 million, $811 million and $462 million, respectively.

Related Party Expenses

MPC charges MPLX for executive management services and certain general and administrative services provided to MPLX under the terms of our omnibus agreements (“Omnibus charges”) and for certain employee services provided to MPLX under employee services agreements (“ESA charges”). Omnibus charges and ESA charges are classified as Rental cost of sales - related parties, Purchases - related parties, or General and administrative expenses depending on the nature of the asset or activity with which the costs are associated.

In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.

Starting in 2020, MPC advanced certain strategic priorities to lay a foundation for long-term success, including plans to optimize its assets and structurally lower costs in 2021 and beyond, which included an involuntary workforce reduction plan. The workforce reduction plan, together with employee reductions resulting from MPC's indefinite idling of its Martinez, California and Gallup, New Mexico refineries, affected approximately 2,050 employees. All of the employees that conduct MPLX’s business are directly employed by affiliates of MPC, and certain of those employees were affected by MPC’s workforce reductions. During 2020, MPLX reimbursed MPC for $37 million related to severance and employee benefits related expenses that MPC recorded in connection with its workforce reductions. These costs are shown on the Consolidated Statements of Income as Restructuring expenses. There were no similar costs in 2021 or 2022.

For the years ended December 31, 2022, 2021 and 2020, General and administrative expenses incurred from MPC totaled $235 million, $250 million and $254 million, respectively.

Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For 2022, 2021 and 2020, these charges totaled $70 million, $55 million and $97 million, respectively.

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

	December 31,
(In millions)	2022	2021
Current assets - related parties
Receivables	$610	$555
Lease receivables	111	82
Prepaid	5	4
Other	3	3
Total	729	644
Noncurrent assets - related parties
Long-term lease receivables	883	854
Right of use assets	228	229
Unguaranteed residual asset	87	47
Long-term receivables	27	31
Total	1,225	1,161
Current liabilities - related parties
MPC loan agreement and other payables(1)	262	1,702
Deferred revenue	80	77
Operating lease liabilities	1	1
Total	343	1,780
Long-term liabilities - related parties
Long-term operating lease liabilities	228	228
Long-term deferred revenue	110	74
Total	$338	$302
(1) Includes $1,450 million as of December 31, 2021 related to outstanding borrowings on the MPC Loan Agreement. There were no borrowings outstanding on the MPC Loan Agreement as of December 31, 2022.

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the years ended December 31, 2022, 2021 and 2020 were $25 million, $26 million and $10 million, respectively. Purchases from related parties for the year ended December 31, 2022 were $31 million and were immaterial for the years ended December 31, 2021 and 2020.

7. Equity

Units Outstanding

MPLX had 1,001,020,616 common units outstanding as of December 31, 2022. Of that number, 647,415,452 were owned by MPC, which also owns the non-economic GP Interest as described below. MPLX had 600,000 Series B preferred units outstanding as of December 31, 2022. The table below summarizes the changes in the number of units outstanding for the years ended December 31, 2020, 2021, and 2022:

(In units)	Total Common Units
Balance at December 31, 2019	1,058,355,471
Unit-based compensation awards	478,438
Units redeemed in unit repurchase program	(1,473,843)
Wholesale Exchange(1)	(18,582,088)
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	214,466
Conversion of Series A preferred units	93,108
Units redeemed in unit repurchase program	(22,907,174)
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	190,529
Units redeemed in unit repurchase program	(15,348,291)
Balance at December 31, 2022	1,001,020,616
(1)    In connection with the Wholesale Exchange as discussed in Note 4, MPLX redeemed 18,582,088 units from MPC in exchange for all of the outstanding membership interests in WRW. These units were cancelled by MPLX immediately following the transaction.

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public, which was exhausted during the fourth quarter of 2022. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time. The table below summarizes the repurchases made under the unit repurchase program for the years ended December 31, 2022, 2021 and 2020:

(In millions, except per unit data)	2022	2021	2020
Number of units repurchased	15	23	1
Cash paid for units repurchased(1)	$491	$630	$33
Average cost per unit(1)	$31.96	$27.52	$22.29
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.

As of December 31, 2022, we had $846 million available under our remaining unit repurchase authorization.

Series B Preferred Units

MPLX has 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests of MPLX at a price to the public of $1,000 per unit. The Series B preferred units are pari passu with the Series A preferred units with respect to distribution rights and rights upon liquidation.

Distributions on the Series B preferred units are payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023.

The changes in the Series B preferred unit balance during 2022, 2021 and 2020 are included in the Consolidated Statements of Equity within Series B preferred units.

On February 15, 2023, MPLX exercised its right to redeem all of the Series B preferred units. MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit.

Issuance of Additional Securities

The Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021 (“Partnership Agreement”), authorizes MPLX to issue an unlimited number of additional securities for the consideration and on the terms and conditions determined by the general partner without the approval of the unitholders.

Cash Distributions

Total distributions for the twelve months ended December 31, 2022, 2021 and 2020 are summarized in the table below. The 2021 period includes a supplemental distribution amount of $0.575 per common unit (the “Supplemental Distribution Amount”) related to the distribution declared for the third quarter of 2021, which was paid during the fourth quarter of 2021.

	2022	2021	2020
Distributions per common unit	$2.96	$3.36	$2.75

Additionally, in accordance with the distribution rights discussed above, MPLX made cash distributions of $21 million to Series B unitholders on February 15, 2022 and August 15, 2022.

The allocation of total quarterly cash distributions to general, limited, and preferred unitholders is as follows for the years ended December 31, 2022, 2021 and 2020. The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2022	2021	2020
Common and preferred unit distributions:
Common unitholders, includes common units of general partner(1)	$2,980	$3,432	$2,872
Series A preferred unit distributions(1)	88	100	81
Series B preferred unit distributions	41	41	41
Total cash distributions declared	$3,109	$3,573	$2,994
(1) 2021 period includes the Supplemental Distribution Amount.

On January 25, 2023, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2022, totaling $776 million, or $0.7750 per common unit. This rate was also received by Series A preferred unitholders. These distributions were paid on February 14, 2023 to unitholders of record on February 6, 2023.

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

In 2022, 2021 and 2020, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Anti-dilutive potential common units omitted from the diluted earnings per unit calculation for the years ended December 31, 2022, 2021 and 2020 were less than 1 million.

(In millions)	2022	2021	2020
Net income/(loss) attributable to MPLX LP(1)	$3,944	$3,077	$(720)
Less: Distributions declared on Series A preferred units(2)	88	100	81
Distributions declared on Series B preferred units	41	41	41
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(2)	2,980	3,432	2,872
Undistributed net income/(loss) attributable to MPLX LP	$835	$(496)	$(3,714)
(1)The year ended December 31, 2022 includes a $509 million non-cash gain on a lease reclassification. See Note 20 for additional information.
(2)The year ended December 31, 2021 includes the Supplemental Distribution Amount.

	2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$2,980	$88	$41	$3,109
Undistributed net income attributable to MPLX LP	811	24	—	835
Net income attributable to MPLX LP(1)	$3,791	$112	$41	$3,944
Weighted average units outstanding:
Basic	1,010
Diluted	1,010
Net income attributable to MPLX LP per limited partner unit:
Basic	$3.75
Diluted	$3.75
(1)The year ended December 31, 2022 includes a $509 million non-cash gain on a lease reclassification. See Note 20 for additional information.

	2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared(1)	$3,432	$100	$41	$3,573
Undistributed net loss attributable to MPLX LP	(496)	—	—	(496)
Net income attributable to MPLX LP	$2,936	$100	$41	$3,077
Weighted average units outstanding:
Basic	1,027
Diluted	1,027
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.86
Diluted	$2.86
(1) Includes the Supplemental Distribution Amount.

	2020
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net loss attributable to MPLX LP per unit:
Net (loss)/income attributable to MPLX LP:
Distribution declared	$2,872	$81	$41	$2,994
Undistributed net loss attributable to MPLX LP	(3,714)	—	—	(3,714)
Net (loss)/income attributable to MPLX LP	$(842)	$81	$41	$(720)
Weighted average units outstanding:
Basic	1,051
Diluted	1,051
Net loss attributable to MPLX LP per limited partner unit:
Basic	$(0.80)
Diluted	$(0.80)

9. Series A Preferred Units

Private Placement of Preferred Units

On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible preferred units for a cash purchase price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the Series A preferred units were used for capital expenditures, repayment of debt and general business purposes.

Preferred Unit Distribution Rights

The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis, including any supplemental distributions made to common unitholders. On January 25, 2023, MPLX declared a quarterly cash distribution of $0.7750 per common unit for the fourth quarter of 2022. Holders of the Series A preferred units received the common unit rate in lieu of the lower $0.528125 base amount.

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

Preferred Units Outstanding

During the year ended December 31, 2021, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 93,108 common units. As a result of these transactions, approximately 29.5 million Series A preferred units remain outstanding as of December 31, 2022.

Financial Statement Presentation

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

For a summary of changes in the redeemable preferred balance for the years ended December 31, 2022, 2021 and 2020, see the Consolidated Statements of Equity.

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
•L&S – gathers, transports, stores and distributes crude oil, refined products, other hydrocarbon-based products and renewables. Also includes the operation of refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns.
•G&P – gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs.
Our CEO evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) gain on sales-type leases; (vi) impairment expense; (vii) restructuring expenses (viii) noncontrolling interests; and (ix) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CEO and thus are not reported in our disclosures.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, restructuring expenses, capital expenditures and investments in unconsolidated affiliates as well as total assets for our reportable segments:

(In millions)	2022	2021	2020
L&S
Service revenue	$4,057	$3,918	$3,889
Rental income	803	772	985
Product related revenue	19	14	51
Sales-type lease revenue	465	435	152
Income from equity method investments	267	153	154
Other income	57	61	54
Total segment revenues and other income(1)	5,668	5,353	5,285
Segment Adjusted EBITDA(2)	3,818	3,681	3,488
Restructuring expenses	—	—	29
Capital expenditures	325	316	498
Investments in unconsolidated affiliates	97	33	141
G&P
Service revenue	2,056	2,023	2,088
Rental income	287	347	365
Product related revenue	2,792	2,066	868
Sales-type lease revenue	62	—	—
Income/(loss) from equity method investments	209	168	(1,090)
Other income(3)	539	70	53
Total segment revenues and other income(1)	5,945	4,674	2,284
Segment Adjusted EBITDA(2)	1,957	1,879	1,723
Restructuring expenses	—	—	8
Capital expenditures	528	224	441
Investments in unconsolidated affiliates	$120	$118	$125
(1)     Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $644 million, $503 million and $567 million for the years ended December 31, 2022, 2021 and 2020, respectively. Third party revenues for the G&P segment were $5,678 million, $4,463 million and $2,088 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income/(loss).
(3)    Includes a $509 million non-cash gain on a lease reclassification for the year ended December 31, 2022. See Note 20 in the Consolidated Financial Statements for additional information.

The table below provides a reconciliation between Net income/(loss) and Segment Adjusted EBITDA.

(In millions)	2022	2021	2020
Reconciliation to Net income/(loss):
L&S Segment Adjusted EBITDA	$3,818	$3,681	$3,488
G&P Segment Adjusted EBITDA	1,957	1,879	1,723
Total reportable segments	5,775	5,560	5,211
Depreciation and amortization(1)	(1,230)	(1,287)	(1,377)
Interest and other financial costs	(925)	(879)	(896)
Income/(loss) from equity method investments	476	321	(936)
Distributions/adjustments related to equity method investments	(652)	(537)	(499)
Gain on sales-type leases	509	—	—
Impairment expense	—	(42)	(2,165)
Restructuring expenses	—	—	(37)
Adjusted EBITDA attributable to noncontrolling interests	38	39	37
Other(2)	(13)	(63)	(25)
Net income/(loss)	$3,978	$3,112	$(687)
(1)    Depreciation and amortization attributable to L&S was $515 million, $546 million and $633 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation and amortization attributable to G&P was $715 million, $741 million and $744 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation, provision for income taxes, and other miscellaneous items.

11. Major Customers and Concentration of Credit Risk

The table below shows, by segment, the percentage of total revenues and other income with MPC which is our most significant customer and our largest concentration of credit risk.

	2022	2021	2020
Total revenues and other income(1)(2)
L&S	88%	90%	89%
G&P	4%	3%	4%
Total	47%	50%	55%
(1)    The percent calculations exclude losses attributable to the impairment of equity method investments.
(2)    The percent calculations for the year ended December 31, 2022 exclude a $509 million non-cash gain on a lease reclassification.

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

12. Inventories

Inventories consist of the following:

	December 31,
(In millions)	2022	2021
NGLs	$6	$12
Line fill	16	23
Spare parts, materials and supplies	126	107
Total inventories	$148	$142

13. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2022	2021
L&S
Pipelines	15-50 years	$6,323	$6,299
Refining logistics	15-20 years	1,710	1,650
Terminals	15-40 years	1,618	1,655
Marine	15-20 years	1,000	965
Land, building and other	5-60 years	1,585	1,589
Construction-in-progress		180	213
Total L&S property, plant and equipment		12,416	12,371
G&P
Gathering and transportation	5-40 years	6,781	7,668
Processing and fractionation	10-40 years	5,928	5,795
Land, building and other	5-40 years	511	514
Construction-in-progress		275	198
Total G&P property, plant and equipment		13,495	14,175
Total property, plant and equipment		25,911	26,546
Less accumulated depreciation(1)		7,063	6,504
Property, plant and equipment, net		$18,848	$20,042
(1)    Includes property, plant and equipment impairment charges recorded during the respective period, as discussed below.

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $9 million, $14 million and $39 million as of the years ended December 31, 2022, 2021 and 2020, respectively.

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

Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. We have five reporting units, three of which have goodwill allocated to them. For the annual impairment assessment as of November 30, 2022, management performed only a qualitative assessment for two reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. The fair value of the crude gathering reporting unit for which a quantitative assessment was performed was determined based on applying both a discounted cash flow, or income approach, as well as a market approach which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The significant assumptions used to develop the estimate of the fair value under the discounted cash flow method included management’s best estimates of the discount rate of 10.1 percent as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements. Total goodwill at December 31, 2022 was $7,645 million and no impairment was recorded as a result of our November 30, 2022 annual goodwill impairment analysis.

During the first quarter of 2020, we determined that an interim impairment analysis of the goodwill recorded was necessary based on consideration of a number of first quarter events and circumstances. Our producer customers in our Eastern G&P region reduced production forecasts and drilling activity in response to the global economic downturn. Additionally, a decline in NGL prices impacted our future revenue forecast. After performing our evaluations related to the interim impairment of goodwill during the first quarter of 2020, we recorded an impairment of $1,814 million within the Eastern G&P reporting unit, which was recorded to “Impairment expense” on the Consolidated Statements of Income. The impairment was primarily driven by additional guidance related to the slowing of drilling activity, which reduced production growth forecasts from our producer customers. The interim impairment assessment of the remaining reporting units with goodwill resulted in the fair value of the reporting units exceeding their carrying value. The fair value of our reporting units was determined using the same methodology and significant assumptions described above and included management’s best estimates of the discount rate, which ranged from 9.5 percent to 11.5 percent.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2020	$7,657	$3,141	$10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2020	7,657	—	7,657
Impairment losses	—	—	—
Balance as of December 31, 2021	7,657	—	7,657
Impairment losses	—	—	—
Disposal of assets	(12)	—	(12)
Balance as of December 31, 2022	7,645	—	7,645

Gross goodwill as of December 31, 2022	7,645	3,141	10,786
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2022	$7,645	$—	$7,645

Intangible Assets

MPLX’s intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of December 31, 2022 and 2021 is shown below:

		December 31, 2022			December 31, 2021
(In millions)	Useful Life	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
L&S	6 - 8 years	$283	$(153)	$130	$283	$(117)	$166
G&P	6 - 25 years	1,288	(713)	575	1,288	(623)	665
		$1,571	$(866)	$705	$1,571	$(740)	$831
(1)    Amortization expense attributable to the L&S segment for both years ended December 31, 2022 and 2021 was $36 million. Amortization expense attributable to the G&P segment for the years ended December 31, 2022 and 2021 was $90 million and $92 million, respectively.

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

Estimated future amortization expense related to the intangible assets at December 31, 2022 is as follows:

(In millions)
2023	$127
2024	127
2025	113
2026	104
2027	76
2028 and thereafter	158
Total	$705

15. Fair Value Measurements

Fair Values – Recurring

Fair value measurements and disclosures relate primarily to MPLX’s derivative positions as discussed in Note 16.

Level 3 instruments relate to a derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments uses significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.68 to $1.62 per gallon with a weighted average of $0.84 per gallon and (2) the probability of renewal of 100 percent for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively. Beyond the embedded derivative discussed above, we had no outstanding commodity derivative contracts as of December 31, 2022 or December 31, 2021.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2022	2021
Beginning balance	$(108)	$(63)
Unrealized and realized gain/(loss) included in net income(1)	35	(59)
Settlements	12	14
Ending balance	(61)	(108)
The amount of total gain/(loss) for the period included in net income attributable to the change in unrealized gain or loss relating to liabilities still held at end of period	$33	$(47)
(1)    Gain/(loss) on derivatives embedded in commodity contracts are recorded in Purchased product costs on the Consolidated Statements of Income.

Fair Values – Non-recurring

Non-recurring fair value measurements and disclosures relate primarily to MPLX’s sales-type leases as discussed in Note 20. The net investment in sales-type leases is recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs.

Fair Values – Reported

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, receivables from related parties, lease receivables, lease receivables from related parties, accounts payable, and payables to related parties, approximate fair value. MPLX’s fair value assessment incorporates a variety of considerations, including the duration of the instruments, MPC’s investment-grade credit rating and the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information.

The fair value of MPLX’s debt is estimated based on recent market non-binding indicative quotes. The debt fair values are considered Level 3 measurements. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	December 31,
	2022		2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$18,095	$19,905	$20,779	$18,664
(1)    Amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties on the Consolidated Balance Sheets.

16. Derivative Financial Instruments

For the years 2022, 2021 and 2020, MPLX had no commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option has been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs on the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 15. See Note 2 for a discussion of derivatives MPLX may use and the reasons for them. As of December 31, 2022 and 2021, the estimated fair value of this contract was a liability of $61 million and $108 million, respectively.
As of December 31, 2022 and 2021, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets. The impact of MPLX’s derivative instruments on its Consolidated Balance Sheets is summarized below:

	December 31,
(In millions)	2022		2021
Derivative contracts not designated as hedging instruments and their balance sheet location	Asset	Liability	Asset	Liability
Commodity contracts(1)
Other current assets / Other current liabilities	$—	$10	$—	$15
Other noncurrent assets / Other long-term liabilities	—	51	—	93
Total	$—	$61	$—	$108
(1)    Includes the embedded derivative in the commodity contract discussed above.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized on the Consolidated Statements of Income is summarized below:

(In millions)	2022	2021	2020
Purchased product costs
Realized loss	$(12)	$(14)	$(6)
Unrealized gain/(loss)	47	(45)	(3)
Purchased product cost derivative gain/(loss)	$35	$(59)	$(9)

17. Debt

MPLX’s outstanding borrowings at December 31, 2022 and 2021 consisted of the following:

	December 31,
(In millions)	2022	2021
MPLX LP:
Bank revolving credit facility	$—	$300
3.500% senior notes due December 1, 2022	—	486
3.375% senior notes due March 15, 2023	—	500
4.500% senior notes due July 15, 2023	989	989
4.875% senior notes due December 1, 2024	1,149	1,149
4.000% senior notes due February 15, 2025	500	500
4.875% senior notes due June 1, 2025	1,189	1,189
1.750% senior notes due March 1, 2026	1,500	1,500
4.125% senior notes due March 1, 2027	1,250	1,250
4.250% senior notes due December 1, 2027	732	732
4.000% senior notes due March 15, 2028	1,250	1,250
4.800% senior notes due February 15, 2029	750	750
2.650% senior notes due August 15, 2030	1,500	1,500
4.950% senior notes due September 1, 2032	1,000	—
4.500% senior notes due April 15, 2038	1,750	1,750
5.200% senior notes due March 1, 2047	1,000	1,000
5.200% senior notes due December 1, 2047	487	487
4.700% senior notes due April 15, 2048	1,500	1,500
5.500% senior notes due February 15, 2049	1,500	1,500
4.950% senior notes due March 14, 2052	1,500	—
4.900% senior notes due April 15, 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	23	23
ANDX - 3.500% - 5.200% senior notes, due 2027-2047	31	45
Financing lease obligations(1)	8	9
Total	20,108	18,909
Unamortized debt issuance costs	(117)	(102)
Unamortized discount	(195)	(236)
Amounts due within one year	(988)	(499)
Total long-term debt due after one year	$18,808	$18,072
(1)    See Note 20 for lease information.

The following table shows five years of scheduled debt payments, including payments on finance lease obligations, as of December 31, 2022:

(In millions)
2023	$1,002
2024	1,152
2025	1,701
2026	1,501
2027	$2,001

Credit Agreements

MPLX Credit Agreement

On July 7, 2022, MPLX entered into a new five-year credit agreement (the “MPLX Credit Agreement”) to replace the previous $3.5 billion credit facility that was scheduled to expire July 2024. The new MPLX Credit Agreement matures July 7, 2027 and, among other things, provides for a $2 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity. The financial covenants of the MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the new MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2022, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

Activity on the new and previous MPLX Credit Agreement was as follows:

(In millions, except %)	December 31, 2022	December 31, 2021
Borrowings	$900	$4,175
Weighted average interest rate of borrowings	1.45%	1.34%
Repayments	$1,200	$4,050
Outstanding balance at end of period	$—	$300
Letters of credit outstanding	$0.2	$0.2
Total remaining availability on facility	$2,000	$3,200
Percent of borrowing capacity available	100%	91%

Senior Notes

Interest on each series of MPLX LP, MarkWest and ANDX senior notes is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
4.500% senior notes due July 15, 2023	January 15th and July 15th
4.875% senior notes due December 1, 2024	June 1st and December 1st
4.000% senior notes due February 15, 2025	February 15th and August 15th
4.875% senior notes due June 1, 2025	June 1st and December 1st
1.750% senior notes due March 1, 2026	March 1st and September 1st
4.125% senior notes due March 1, 2027	March 1st and September 1st
4.250% senior notes due December 1, 2027	June 1st and December 1st
4.000% senior notes due March 15, 2028	March 15th and September 15th
4.800% senior notes due February 15, 2029	February 15th and August 15th
2.650% senior notes due August 15, 2030	February 15th and August 15th
4.950% senior notes due September 1, 2032	March 1st and September 1st
4.500% senior notes due April 15, 2038	April 15th and October 15th
5.200% senior notes due March 1, 2047	March 1st and September 1st
5.200% senior notes due December 1, 2047	June 1st and December 1st
4.700% senior notes due April 15, 2048	April 15th and October 15th
5.500% senior notes due February 15, 2049	February 15th and August 15th
4.950% senior notes due March 14, 2052	March 14th and September 14th
4.900% senior notes due April 15, 2058	April 15th and October 15th

On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of notes, consisting of $1.1 billion principal amount of 5.00 percent senior notes due 2033 (the “2033 Senior Notes”) and $500 million principal amount of 5.65 percent senior notes due 2053 (the “2053 Senior Notes”). The 2033 Senior Notes were offered at a price to the public of 99.170 percent of par with interest payable semi-annually in arrears, commencing on September 1, 2023. The 2053 Senior Notes were offered at a price to the public of 99.536 percent of par with interest payable semi-annually in arrears, commencing on September 1, 2023. MPLX used $600 million of the net proceeds to redeem all of the outstanding Series B preferred units. We also provided notice to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023.

On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes in a public offering due March 2052 (the “2052 Senior Notes”). The 2052 Senior Notes were offered at a price to the public of 98.982 percent of par with interest payable semi-annually in arrears, commencing on September 14, 2022. The net proceeds were used to repay amounts outstanding under the MPC Intercompany Loan Agreement and the MPLX Credit Agreement as well as for general partnership purposes.

On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950 percent senior notes due September 2032 (the “2032 Senior Notes”) in an underwritten public offering. The 2032 Senior Notes were offered at a price to the public of 99.433 percent of par with interest payable semi-annually in arrears, commencing on March 1, 2023. The net proceeds were used to redeem all of the 3.500 percent senior notes due December 2022 and all of the 3.375 percent senior notes due March 2023, as discussed below.

On August 25, 2022, MPLX redeemed all of the $500 million 3.500 percent senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, at 100.101 percent of the aggregate principal amount, plus accrued and unpaid interest to, but not including the redemption date. On September 15, 2022, MPLX redeemed all of the $500 million 3.375 percent senior notes due March 2023 at 100 percent of the aggregate principal amount. The impact of these debt extinguishments was not material to the Consolidated Statements of Income.

On January 15, 2021, MPLX redeemed all of the $750 million outstanding aggregate principal amount of 5.250 percent senior notes, due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by ANDX, at a price equal to 102.625 percent of the principal amount. The payment of $20 million related to the note premium, offset by the immediate expense recognition of $12 million of unamortized debt premium and issuance costs, resulted in a loss on extinguishment of debt of $8 million that is included on the Consolidated Statements of Income as Other financial costs.

Subordination of Senior Notes

The MPLX senior notes are direct, unsecured unsubordinated obligations of MPLX LP. As such, they rank equally in right of payment with all of MPLX LP’s other unsubordinated debt and are not guaranteed by any of MPLX LP’s subsidiaries. The MPLX notes are effectively junior to MPLX LP’s secured indebtedness, if any, to the extent of the value of the relevant collateral. The MPLX notes are not obligations of any of MPLX’s subsidiaries and are effectively subordinated to all indebtedness and other obligations of such subsidiaries. The MPLX notes may be redeemed, in whole or part, at any time at the option of MPLX at a redemption price specified in the indenture governing the applicable notes, plus accrued and unpaid interest to the redemption date. The indenture governing the MPLX senior notes does not limit the amount of debt that MPLX may issue under the indenture, nor the amount of other debt that MPLX or any of its subsidiaries may issue or guaranty.

The ANDX senior notes are non-recourse to MPLX and its subsidiaries other than ANDX, the general partner of ANDX and other subsidiaries, if any, of ANDX that are a co-issuer or guarantor of the ANDX senior notes. The MarkWest senior notes are non-recourse to MPLX and its subsidiaries other than MarkWest, the general partner of MarkWest and other subsidiaries, if any, of MarkWest that are a co-issuer or guarantor of the MarkWest senior notes.

18. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the years ended December 31, 2022, 2021 and 2020:

	2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$320	$2,039	$2,359
Service revenue - related parties	3,737	17	3,754
Service revenue - product related	—	394	394
Product sales	6	2,213	2,219
Product sales - related parties	13	185	198
Total revenues from contracts with customers	$4,076	$4,848	8,924
Non-ASC 606 revenue(1)			2,689
Total revenues and other income			$11,613

	2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$310	$2,003	$2,313
Service revenue - related parties	3,608	20	3,628
Service revenue - product related	—	345	345
Product sales	4	1,586	1,590
Product sales - related parties	10	135	145
Total revenues from contracts with customers	$3,932	$4,089	8,021
Non-ASC 606 revenue(1)			2,006
Total revenues and other income			$10,027

	2020
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$333	$2,064	$2,397
Service revenue - related parties	3,556	24	3,580
Service revenue - product related	—	155	155
Product sales	39	597	636
Product sales - related parties	12	116	128
Total revenues from contracts with customers	$3,940	$2,956	6,896
Non-ASC 606 revenue(1)			673
Total revenues and other income			$7,569
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income/(loss) from equity method investments, and other income.

Contract Balances

Contract assets typically relate to deficiency payments related to minimum volume commitments and aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in Other current assets and Other noncurrent assets on the Consolidated Balance Sheets.

Contract liabilities, which we present as Deferred revenue and Long-term deferred revenue, typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. Related to minimum volume commitments, breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.

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

The tables below reflect the changes in ASC 606 contract balances for the years ended December 31, 2022 and 2021:

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at December 31, 2022
Contract assets	$25	$(4)	$—	$21
Long-term contract assets	2	(1)	—	1
Deferred revenue	56	41	(40)	57
Deferred revenue - related parties	60	109	(106)	63
Long-term deferred revenue	135	81	—	216
Long-term deferred revenue - related parties	31	(6)	—	25
Long-term contract liabilities	$5	$(3)	$—	$2

(In millions)	Balance at December 31, 2020	Additions/ (Deletions)	Revenue Recognized(1)	Balance at December 31, 2021
Contract assets	$40	$(15)	$—	$25
Long-term contract assets	2	—	—	2
Deferred revenue	37	56	(37)	56
Deferred revenue - related parties	91	75	(106)	60
Long-term deferred revenue	119	16	—	135
Long-term deferred revenue - related parties	48	(17)	—	31
Long-term contract liabilities	$6	$(1)	$—	$5
(1)    No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of December 31, 2022, unsatisfied performance obligations included in the Consolidated Balance Sheets are $360 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 21 years. A portion of this amount is not disclosed in the table below as it is deemed variable consideration due to volume variability. Additionally, we do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

(In millions)
2023	$1,844
2024	1,717
2025	1,634
2026	1,471
2027	1,330
2028 and thereafter	733
Total revenue on remaining performance obligations(1)(2)(3)	$8,729
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

19. Supplemental Cash Flow Information

(In millions)	2022	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$813	$812	$821
Income taxes paid	3	4	2
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	73	79	87
Interest payment under finance lease obligations	—	—	1
Net cash provided by financing activities included:
Principal payments under finance lease obligations	2	2	9
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	(1)	1	—
ROU assets obtained in exchange for new operating lease obligations	78	20	17
ROU assets obtained in exchange for new finance lease obligations	1	—	1
Fair value of common units redeemed for Wholesale Exchange	—	—	340

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditure:

(In millions)	2022	2021	2020
Additions to property, plant and equipment	$806	$529	$1,183
Increase/(decrease) in capital accruals	47	11	(244)
Total capital expenditures	$853	$540	$939

20. Leases

Lessee

We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one to 96 years. Some long-term leases include renewal options ranging from one to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.

The components of lease cost were as follows:

	2022		2021		2020
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Components of lease costs:
Operating lease costs	$15	$61	$15	$71	$14	$78
Finance lease cost:
Amortization of ROU assets	—	1	—	2	—	3
Interest on lease liabilities	—	1	—	1	—	1
Total finance lease cost	—	2	—	3	—	4

Variable lease cost	2	16	—	15	1	10
Short-term lease cost	—	45	—	31	—	52
Total lease cost	$17	$124	$15	$120	$15	$144

Supplemental balance sheet data related to leases were as follows:

	December 31, 2022		December 31, 2021
(In millions, except % and years)	Related Party	Third Party	Related Party	Third Party
Operating leases
Assets
Right of use assets	$228	$283	$229	$268
Liabilities
Operating lease liabilities	1	46	1	59
Long-term operating lease liabilities	228	230	228	205
Total operating lease liabilities	$229	$276	$229	$264
Weighted average remaining lease term	44.2 years	9.2 years	45.2 years	8.3 years
Weighted average discount rate	5.8%	4.1%	5.8%	4.1%

Finance leases
Assets
Property, plant and equipment, gross		$11		$11
Less: Accumulated depreciation		4		4
Property, plant and equipment, net		7		7
Liabilities
Long-term debt due within one year		1		2
Long-term debt		7		7
Total finance lease liabilities		$8		$9
Weighted average remaining lease term		18.4 years		19.4 years
Weighted average discount rate		6.0%		6.0%

As of December 31, 2022, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2023	$15	$56	$2
2024	15	46	2
2025	14	34	1
2026	14	30	1
2027	14	29	1
2028 and thereafter	561	135	7
Gross lease payments	633	330	14
Less: Imputed interest	404	54	6
Total lease liabilities	$229	$276	$8

Lessor

Based on the terms of fee-based transportation and storage services agreements with MPC and third parties, MPLX is considered to be the lessor under several operating lease arrangements in accordance with GAAP. These agreements have remaining terms ranging from less than one year to 10 years with renewal options ranging from one year to five years, and some agreements having multiple renewal options. We are also considered to be the lessor under several operating lease agreements related to certain fee-based natural gas transportation and processing agreements in the Marcellus and Southern Appalachia region. The primary term of these agreements expire between 2026 and 2036, however, these contracts either have renewal options or will continue thereafter on a year-to-year basis until terminated by either party.

Lease revenues included on the Consolidated Statements of Income during 2022, 2021 and 2020 were as follows:

	2022		2021		2020
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$763	$327	$743	$376	$952	$398
Sales-type leases:
Interest income (Sales-type rental revenue- fixed minimum)	447	46	431	—	151	—
Interest income (Revenue from variable lease payments)	18	16	4	—	1	—
Sales-type lease revenue	$465	$62	$435	$—	$152	$—

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

During the third quarter of 2022, the approved expansion of a gathering and compression system triggered the first assessment of the related third-party agreement under ASC 842. Additionally, during the twelve months ended December 31, 2022, 2021 and 2020, we executed amendments to certain related party storage, transportation and terminal service agreements between MPLX and MPC to provide for reimbursements for projects, changes to minimum volume commitments or to extend the term of the agreement. The changes required the embedded leases within these agreements to be reassessed under ASC 842. As a result of these lease assessments, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized and the present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease during the respective periods.

The following presents the consolidated financial statement impact of related-party and third-party sales-type leases, on commencement or modification date. These transactions, including any related gains recognized in the Consolidated Statements of Income, were non-cash transactions.

	2022		2021		2020
(In millions)	Related Party(1)	Third Party(2)	Related Party(1)	Third Party	Related Party(1)	Third Party
Lease receivables	$87	$914	$519	$—	$370	$—
Unguaranteed residual assets	6	63	14	—	10	—
Property, plant and equipment, net	(50)	(745)	(421)	—	(171)	—
Deferred revenue	—	277	—	—	—	—
Amount recognized on commencement date	$43	$509	$112	$—	$209	$—
(1)    The amount recognized on commencement date was recorded as a Contribution from MPC in the Consolidated Statements of Equity given the underlying agreements are between entities under common control.
(2)    The amount recognized on commencement date was recorded as a gain in Other income in the Consolidated Statements of Income.

The following is a schedule of minimum future rental revenue on the non-cancellable operating leases as of December 31, 2022:

(In millions)	Related Party	Third Party	Total
2023	$627	$97	$724
2024	569	95	664
2025	546	64	610
2026	446	37	483
2027	330	16	346
2028 and thereafter	149	21	170
Total minimum future rentals	$2,667	$330	$2,997

Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2022:

(In millions)	Related Party	Third Party	Total
2023	$489	$169	$658
2024	489	156	645
2025	489	146	635
2026	459	137	596
2027	357	128	485
2028 and thereafter	214	970	1,184
Total minimum future rentals	2,497	1,706	4,203
Less: present value discount	1,503	765	2,268
Lease receivable(1)	$994	941	1,935

Current lease receivables(2)	111	98	209
Long-term lease receivables(3)	883	843	1,726
Unguaranteed residual assets(3)	87	66	153
Total sales-type lease assets	$1,081	$1,007	$2,088
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

The following schedule summarizes MPLX’s investment in assets held under operating lease by major classes as of December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021
Pipelines	$670	$953
Refining logistics	1,310	1,146
Terminals	1,241	1,290
Marine	126	129
Gathering and transportation	94	991
Processing and fractionation	973	867
Land, building and other	163	176
Total property, plant and equipment	4,577	5,552
Less: accumulated depreciation	1,880	2,042
Property, plant and equipment, net	$2,697	$3,510
Capital expenditures related to assets subject to sales-type lease arrangements were $72 million for the year ended December 31, 2022; these amounts are reflected as Additions to property, plant and equipment in the Consolidated Statements of Cash Flows.

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

At December 31, 2022 and 2021, accrued liabilities for remediation totaled $17 million and $23 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Other Legal Proceedings

In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims.

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

We hold a 9.19 percent indirect interest in Dakota Access that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The EIS has been delayed and the Army Corps currently expects to release a draft EIS in 2023.

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

If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Contractual Commitments and Contingencies

At December 31, 2022, MPLX’s contractual commitments to acquire property, plant and equipment totaled $165 million. These commitments were primarily related to G&P plant expansions. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2022, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Other Contractual Obligations

MPLX executed various third-party transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms of the agreements, which range from less than one year to nine years. After the minimum volume commitments are met in the transportation and terminalling agreements, MPLX pays additional amounts based on throughput. There are escalation clauses in the transportation and terminalling agreements, which are based on Consumer Price Index adjustments. The minimum future payments under these agreements as of December 31, 2022 are as follows:

(In millions)
2023	$162
2024	152
2025	128
2026	118
2027	114
2028 and thereafter	204
Total	$878

22. Subsequent Events

On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of notes, consisting of $1.1 billion principal amount of 5.00 percent senior notes due 2033 and $500 million principal amount of 5.650 percent senior notes due 2053. The 2033 Senior Notes and 2053 Senior Notes will mature on March 1, 2033 and March 1, 2053, respectively. The 2033 Senior Notes were offered at a price to the public of 99.170 percent with interest payable semi-annually in arrears, commencing on September 1, 2023. The 2053 Senior Notes were offered at a price to the public of 99.536 percent with interest payable semi-annually in arrears, commencing on September 1, 2023.

On February 15, 2023, MPLX used $600 million of the net proceeds from the 2033 Senior Notes and the 2053 Senior Notes to redeem all of the outstanding Series B preferred units. We also provided notice to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC
Following is information about the directors, executive officers and corporate officers of MPLX GP LLC:

Name	Age as of February 1, 2023	Position with MPLX GP LLC

Michael J. Hennigan	63	Chairman of the Board of Directors, President and Chief Executive Officer
John J. Quaid	51	Director, Executive Vice President and Chief Financial Officer
Christine S. Breves	66	Director
Christopher A. Helms	68	Director
Maryann T. Mannen	60	Director
Garry L. Peiffer	71	Director
Dan D. Sandman	74	Director
Frank M. Semple	71	Director
J. Michael Stice	63	Director
John P. Surma	68	Director
Gregory S. Floerke	59	Executive Vice President and Chief Operating Officer
Timothy J. Aydt*	59	Executive Vice President
Suzanne Gagle	57	General Counsel
David R. Heppner*	56	Senior Vice President
Rick D. Hessling*	56	Senior Vice President
Shawn M. Lyon	55	Senior Vice President, Logistics and Storage
Brian K. Partee*	49	Senior Vice President
Molly R. Benson*	56	Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary
Kristina A. Kazarian*	40	Vice President, Finance and Investor Relations
Kelly S. Niese*	43	Vice President, Treasury
Kelly D. Wright	40	Vice President and Controller
*     Corporate officer

Mr. Hennigan was appointed Chief Executive Officer effective November 2019 and has served as President since June 2017. He has served on the Board of Directors since June 2017 and was appointed Chairman of the Board effective April 2020. He has served as MPC’s President and Chief Executive Officer since March 2020, and on its Board of Directors since April 2020. Prior to joining us in 2017, Mr. Hennigan was President, Crude, NGL and Refined Products of the general partner of Energy Transfer Partners L.P. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P. from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development beginning in 2009. Mr. Hennigan holds a bachelor’s degree in chemical engineering from Drexel University.
Qualifications: Mr. Hennigan brings to the Board a unique perspective and valued guidance gained from nearly 40 years of industry experience, including as our Chairman, President and Chief Executive Officer, MPC’s President and Chief Executive Officer, and as the President and Chief Executive Officer of a successful growth-oriented master limited partnership.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2020); Nutrien Ltd. (since 2022); Tesoro Logistics GP, LLC (2018-2019)
Mr. Quaid was appointed Executive Vice President and Chief Financial Officer effective September 2021, and was elected a member of the Board effective January 2022. He previously served as MPC’s Senior Vice President and Controller beginning in April 2020, and Vice President and Controller beginning in 2014. Before joining MPC, Mr. Quaid was Vice President of Iron Ore at United States Steel Corporation (“U.S. Steel”), an integrated steel producer, beginning in 2014, and Vice President and Treasurer beginning in 2011, having previously served in various functions including investor relations, business planning, financial planning and analysis and project management. Mr. Quaid holds a bachelor’s degree in accounting from Lehigh University.
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
Other Public Company Directorships within Past Five Years: None within the last five years
Ms. Breves was elected a member of the Board effective November 16, 2022. From 2013 until her retirement in December 2022, Ms. Breves held a number of senior roles at U.S. Steel, including as Executive Vice President, Business Transformation beginning August 2022, Senior Vice President and Chief Financial Officer from 2019 to August 2022, Senior Vice President, Manufacturing Support and Chief Supply Chain Officer from 2017 to 2019. Prior to joining U.S. Steel, Ms. Breves was with Alcoa Corporation for 14 years, where she served in various leadership positions in the company’s global procurement organization, including as Chief Procurement Officer from 2004 to 2012. Ms. Breves holds a bachelor’s degree in management from College of Charleston and a master’s degree in business administration and management from The Citadel.
Qualifications: Ms. Breves brings to the Board significant leadership experience in strategy development and business transformation, as well as expertise with financial systems management, risk management, procurement and manufacturing operations. Her financial management experience provides insight into the preparation of financial statements and internal controls over financial reporting.
Other Public Company Directorships within Past Five Years: RXO, Inc. (since 2022); Sylvamo Corporation (since 2021)
Mr. Helms was elected a member of the Board effective October 2012. Mr. Helms is President and Chief Executive Officer of US Shale Management Company, a wholly-owned subsidiary of US Shale Energy Advisors LLC. Mr. Helms is the co-founder of US Shale Energy Advisors LLC, a privately owned entity engaged in the development, ownership and operation of midstream energy assets. Through subsidiaries it owns and operates Rocky Mountain Crude Oil LLC, a crude oil logistics company focused on the transportation of crude oil produced in the great plains and Rocky Mountain regions of the United States. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer. He was Group President, Pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission, storage and midstream businesses. Prior to joining NiSource, Mr. Helms held senior executive positions with CMS Energy Corporation, and subsidiaries of Duke Energy Corporation and PanEnergy Corp. from 1990 to 2005. Mr. Helms holds a bachelor’s degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.
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
Other Public Company Directorships within Past Five Years: Range Resources Corporation (2014-2019)
Ms. Mannen was elected a member of the Board in February 2021. She was appointed Executive Vice President and Chief Financial Officer of MPC effective January 25, 2021. Before joining MPC, she served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a global leader in subsea, onshore/offshore, and surface projects for the energy industry, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen is a member of the CNBC CFO Council, secretary of the Cynthia Woods Mitchell Pavilion board of directors and chairs the committee of trustees of The Awty International School. Ms. Mannen holds a bachelor's degree in accounting and a master’s degree in business administration from Rider University.
Qualifications: Ms. Mannen brings to the Board significant leadership experience in finance, international operations and management. Her experience as Chief Financial Officer at large, publicly traded energy sector companies enables her to contribute important insights regarding finance, risk management, public company financial reporting requirements and related matters.
Other Public Company Directorships within Past Five Years: Owens Corning (since 2014)
Mr. Peiffer was elected a member of the Board in June 2012, and served as our President from 2012 until his retirement in 2014. He also served as MPC’s Executive Vice President, Corporate Planning and Investor & Government Relations from 2011 until his retirement. Mr. Peiffer began his career with Marathon in 1974, where he held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, he was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer is a member of the board of directors of Roppe Holding Company, a privately held company. He is also a member of the board of trustees of the Findlay-Hancock County Community Foundation and the boards of the Catholic Community Foundation-Ohio and the Blanchard Valley Port Authority. Mr. Peiffer holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
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
Other Public Company Directorships within Past Five Years: None within the last five years
Mr. Sandman was elected a member of the Board effective October 2012. He is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. He has served as a court-appointed mediator of commercial cases pending in U.S. federal courts and has lectured on corporate governance law at Oxford University. Mr. Sandman began his career with Marathon in 1973, serving in various legal positions of increasing responsibility, ultimately being named General Counsel and Secretary of Marathon in 1986. In 1993, he was named General Counsel and Secretary of USX Corporation. Upon the spinoff of U.S. Steel from USX in 2002, Mr. Sandman was named Vice Chairman of the Board of Directors and Chief Legal and Administrative Officer of U.S. Steel, where he served until his retirement in 2007. During his time with U.S. Steel, Mr. Sandman was also responsible at various times for management and oversight of aspects of Human Resources, Executive Compensation, Public Relations, Environmental and Government Affairs, the Law Organization and the Corporate Secretary’s office. Mr. Sandman has served on the board of directors of Roppe Holding Company, a privately held company, since 1987. Additionally, he serves on the boards of directors of the Carnegie Science Center, the Carnegie Hero Fund Commission and Grove City College. Mr. Sandman holds a bachelor’s degree from The Ohio State University and a juris doctor degree from The Ohio State University College of Law, and he attended the Stanford Executive Program in 1989.
Qualifications: Mr. Sandman brings to the Board considerable experience in legal and business affairs, transactional law, regulatory compliance and corporate governance, ethics and risk management matters, as well as an energy industry background.
Other Public Company Directorships within Past Five Years: CONSOL Coal Resources GP LLC (2017-2020)
Mr. Semple was elected our Vice Chairman and as a member of the Board in December 2015, upon our acquisition of MarkWest Energy Partners, L.P. He served as Vice Chairman until his retirement in October 2016. He also served on the MPC Board of Directors from December 2015 until October 2018. Prior to joining us, Mr. Semple served as President and Chief Executive Officer of MarkWest Energy Partners, L.P. beginning in 2003, and as Chairman of the Board beginning in 2008. Prior to his time at MarkWest, he served 22 years with The Williams Companies, Inc. and WilTel Communications, including as Chief Operating Officer of WilTel Communications, Senior Vice President/General Manager of Williams Natural Gas Company, Vice President of Operations and Engineering for Northwest Pipeline Company and division manager for Williams Pipe Line Company. Prior to joining Williams, Mr. Semple served in the United States Navy. He holds a bachelor’s degree in mechanical engineering from the United States Naval Academy and has completed the Program for Management Development at Harvard Business School.
Qualifications: Mr. Semple brings to the Board proven leadership ability in managing a complex business and a deep understanding of the midstream sector gained from his experience as Chairman and Chief Executive Officer of MarkWest, as well as significant experience regarding operations, strategic planning, finance and corporate governance matters.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (2015-2018; since 2021); Tesoro Logistics GP, LLC (2018-2019); Tortoise Acquisition Corp (2019-2020)
Mr. Stice was elected a member of the Board effective April 2018, and as a member of the MPC Board of Directors in February 2017. He has served as a Professor at The University of Oklahoma since January 2023, having previously served as Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since 2015. Mr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P. in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. and Senior Vice President of natural gas projects of Chesapeake Energy Corporation since 2008. Mr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.
Qualifications: Mr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and as a member of the board of directors of MarkWest Energy Partners, L.P., which we acquired in 2015. He has forty years of experience in the upstream and midstream gas businesses.

Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2017); Spartan Acquisition Corp. III (2021-2022); Spartan Acquisition Corp. II (2020-2021); Spartan Energy Acquisition Corporation (2018-2020); U.S. Silica Holdings, Inc. (2013-2021)
Mr. Surma was elected a member of the Board effective October 2012, and as a member of the MPC Board of Directors in July 2011. He has served as Chairman of the Board of MPC since April 2020. Mr. Surma retired as the Chief Executive Officer and Executive Chairman of U.S. Steel in 2013. Prior to joining U.S. Steel, he served in several executive positions with Marathon, including as Senior Vice President, Finance & Accounting of Marathon Oil Company in 1997; President, Speedway SuperAmerica LLC in 1998; Senior Vice President, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000; and President of Marathon Ashland Petroleum in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP, becoming a partner in 1987. In 1983, he participated in the President’s Executive Exchange Program in Washington, D.C., serving as Executive Staff Assistant to the Federal Reserve Board’s Vice Chairman. Mr. Surma chairs the board of the University of Pittsburgh Medical Center, and formerly chaired the boards of the Federal Reserve Bank of Cleveland and the National Safety Council. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations, serving from 2010 to 2014, including as Vice Chairman. Mr. Surma holds a bachelor’s degree in accounting from Pennsylvania State University.
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired Chairman and Chief Executive Officer of a large industrial firm, and the current Chairman of MPC, and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2011); Public Service Enterprise Group Inc. (since 2019); Trane Technologies plc (formerly Ingersoll-Rand plc) (since 2013); Concho Resources Inc. (2014-2020)
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer effective August 2020. Prior to this appointment, he served as Executive Vice President, Gathering and Processing, beginning in 2018, Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in December 2015, upon our acquisition of MarkWest Energy Partners, L.P. Before joining us, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region, at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013.
Mr. Aydt was appointed our Executive Vice President and MPC’s Executive Vice President, Refining, effective October 2022, having previously served as our Executive Vice President and Chief Commercial Officer since August 2020. Prior to his 2020 appointment, he served as Vice President, Business Development, beginning in November 2018, Vice President, Operations, and President of Marathon Pipe Line LLC beginning in January 2017, MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and Project Director for the $2.2 billion Detroit Heavy Oil Upgrade Project beginning in 2008. Mr. Aydt chairs the board of the Louisiana Offshore Oil Port (LOOP).
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
Mr. Heppner was appointed Senior Vice President effective September 2022. He has served as MPC’s Senior Vice President, Strategy and Business Development since February 2021. Prior to his 2021 appointment, he served as Vice President, Commercial and Business Development, beginning in October 2018, Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and Director, Wholesale Marketing, beginning in 2010.
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
Mr. Lyon was appointed Senior Vice President, Logistics and Storage, effective September 2022, having previously served as Vice President, Operations, and President, Marathon Pipe Line LLC, since November 2018. Prior to his 2018 appointment, he was Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager, Marketing and Transportation Engineering beginning in 2010, and District Manager, Transport and Rail beginning in 2008. He serves as board chair for Liquid Energy Pipeline Association.
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
Ms. Kazarian was appointed Vice President, Finance and Investor Relations, for MPC and us effective January 2023. Prior to this appointment, she served as Vice President, Investor Relations beginning in April 2018. Prior to this appointment, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company beginning in 2005.
Ms. Niese was appointed Vice President, Treasury, for MPC and us effective January 2023. Prior to this appointment, she served as MPC’s Assistant Treasurer beginning in February 2017, Corporate Finance Manager beginning in October 2014, and Brand Coordinating Manager beginning in 2011, having previously served in various analytical roles within Crude Supply, Terminals, Transportation and Rail and Internal Audit since joining MPC in 2003.
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
Our Code of Business Conduct, which applies to all of our directors, officers and employees, defines our expectations for ethical decision-making, accountability and responsibility. Our Code of Ethics for Senior Financial Officers, which is specifically applicable to our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Vice President and Controller, Vice President and Treasurer and other leaders performing similar functions, affirms the principle that the honesty, integrity and sound judgment of our senior executives with responsibility for preparation and certification of our financial statements are essential to the proper functioning and success of our company. These codes are available on our website as noted below, and printed copies are available upon request to our Corporate Secretary. We would post on our website any amendments to, or waivers from, either of these codes requiring disclosure under applicable rules within four business days following any such amendment or waiver.
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
DIRECTOR INDEPENDENCE AND QUALIFICATIONS
The Board currently consists of ten directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised of at least three independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions, and has determined that each of Ms. Breves and Messrs. Helms, Peiffer, Sandman, Semple, Stice and Surma meets the independence standards in our Governance Principles, has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.

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
COMMITTEES OF THE BOARD
Our Board has a standing Audit Committee and Conflicts Committee, and may have such other committees as the Board shall determine from time to time. Each committee operates under a written charter, which is available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate_Governance/Board_Committees_and_Charters/. Each charter requires the applicable committee to annually assess and report to the Board on the adequacy of the charter.
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
Our Audit Committee is comprised of Messrs. Peiffer (Chair), Helms and Sandman and Ms. Breves. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that each of Messrs. Peiffer and Sandman and Ms. Breves qualifies as an “audit committee financial expert,” as defined by SEC rules, based on the attributes, education and experience further described in each director’s biography under “Directors and Executive Officers of MPLX GP LLC,” above.

Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2022 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP (“PwC”), the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received the written disclosures and the letter from PwC required by the applicable requirements of the Public Company Accounting Oversight Board regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC.
Garry L. Peiffer, Chair
Christine S. Breves
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
Our Conflicts Committee is comprised of Messrs. Helms (Chair) and Sandman and Ms. Breves. The Board has determined that each member of the Conflicts Committee meets the independence requirements of the NYSE and the SEC, as applicable.
BOARD ORIENTATION AND EDUCATION
We maintain an orientation program for new directors that includes meetings with and presentations by senior management. This offers a new director the opportunity to receive one-on-one time with management to discuss various aspects of our business. In addition, we encourage directors to attend, at our expense, director continuing education programs. In 2022, various of our directors attended symposiums sponsored by outside organizations that are designed as continuing director education on many topics relevant to public company board service. We also provide ongoing director education through presentations at Board and committee meetings.
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program and explains how and why 2022 compensation decisions were made for our named executive officers listed below (our “NEOs”). We recommend this section be read together with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11.
NAMED EXECUTIVE OFFICERS
This CD&A focuses on the compensation for our NEOs, which for 2022 included our Chairman, President and Chief Executive Officer (“CEO”), our Executive Vice President and Chief Financial Officer (“CFO”), our three other most highly compensated executive officers, and one former executive officer who now serves as an executive officer of MPC:

Name	Title

Michael J. Hennigan	Chairman, President and CEO
John J. Quaid	Executive Vice President and CFO
Suzanne Gagle	General Counsel
Gregory S. Floerke	Executive Vice President and Chief Operating Officer
Thomas Kaczynski	Senior Vice President, Finance and Treasurer
Timothy J. Aydt	Executive Vice President, Refining, of MPC (effective September 1, 2022; previously, MPLX Executive Vice President and Chief Commercial Officer)
COMPENSATION DECISIONS AND ALLOCATION
Compensation Allocation
We do not directly employ any of the personnel responsible for managing and operating our business, including our NEOs. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC or one of its affiliates. Under the terms of an omnibus agreement, described in Item 8. Financial Statements and Supplementary Data, Note 6 of this report, we pay MPC a fixed amount in return for services provided by our NEOs, which totaled approximately $12.2 million for 2022. Although we report in this CD&A 100% of the compensation our NEOs receive for their service to MPC and its affiliates (including us), the only direct compensation we provide to our NEOs is in the form of long-term equity incentive awards, which are described in detail in the “2022 Grants of Plan-Based Awards” table and accompanying narrative below.
Compensation Decisions
We maintain the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including MPC, who provide services to our business. The Compensation and Organization Development Committee of MPC’s board of directors (“MPC’s Compensation Committee”), currently comprised of four independent directors, recommends awards under the MPLX 2018 Plan for our NEOs, subject to approval by our Board, which typically considers such awards on an annual basis. Our Board makes all final determinations with respect to awards under the MPLX 2018 Plan. All other compensation decisions for our NEOs are made by MPC's Compensation Committee and are not subject to approval by our Board or us.
Compensation Consultant
Our Board does not have a standing compensation committee and has not hired its own compensation consultant. MPC’s Compensation Committee engages an independent compensation consultant to provide compensation consulting services and comparative compensation information.

EXECUTIVE COMPENSATION PROGRAM FOR 2022
2022 Base Salary
MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. In setting base salary for 2022, MPC’s Compensation Committee evaluated compensation reference group data, each individual’s performance and contributions over the prior year, where applicable, demonstrated performance and skills acquired over the course of each NEO’s career and MPC’s succession-planning needs. Taking these matters into consideration, MPC’s Compensation Committee approved the following 2022 base salaries for our NEOs:

Name	Previous Base Salary ($)	Base Salary Effective Apr. 1, 2022 ($)	Increase (%)

Hennigan	1,600,000	1,700,000	6.3
Quaid	575,000	600,000	4.3
Gagle	700,000	730,000	4.3
Floerke	560,000	590,000	5.4
Kaczynski	460,000	475,000	3.3
Aydt	500,000	530,000	6.0
As noted above in Compensation Allocation, under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table were paid to our NEOs by MPC.
All NEOs received base salary increases for 2022 in recognition of their continued strong performance and as part of MPC’s annual merit program increases to maintain market competitiveness. The higher base salary increase for Mr. Hennigan reflects the MPC Compensation Committee’s determination to position the CEO’s total direct compensation closer to that of the CEOs of MPC’s direct peer companies. The higher base salary increases for Messrs. Floerke and Aydt reflect the MPC Compensation Committee’s determination to bring each NEO closer to the market median for his position. Mr. Aydt’s base salary was further increased to $800,000 effective September 1, 2022, in recognition of the additional responsibilities he assumed upon his appointment as MPC’s Executive Vice President, Refining, on that date.
2022 Annual Cash Bonus Program
Our NEOs participated in MPC’s 2022 Annual Cash Bonus (“ACB”) program, which MPC’s Compensation Committee approved in November 2021, with a performance period of January 1, 2022, through December 31, 2022, as part of their compensation for the services they provide to MPC and its affiliates, including us. The primary purpose of the 2022 ACB program was to incentivize and reward eligible employees for executing on MPC’s strategy. MPC determined awards to our NEOs under the ACB program without input from our Board. Awards under the ACB program for our NEOs were calculated as follows:

Eligible Earnings	×	Bonus Target	×	Performance	=	Final Award

Eligible Earnings generally refers to the NEO’s year-end base salary rate. In an NEO’s year of hire or separation, eligible earnings is calculated as the sum of base wages paid during the year plus compensation deferred during the year, which has the effect of prorating the award.

Bonus Target is expressed as a percentage of each NEO’s eligible earnings. MPC’s Compensation Committee approves bonus target opportunities for our NEOs based on analysis of market-competitive data for MPC’s compensation reference group, while also taking into consideration each executive’s experience, relative scope of responsibility and potential, other market data and any other information MPC’s Compensation Committee deems relevant in its discretion.

Performance metrics and levels are established by MPC’s Compensation Committee at the beginning of the performance period. Once the performance period has ended, MPC’s Compensation Committee reviews and assesses company performance against the performance metrics and levels, as well as any other factors MPC’s Compensation Committee deems relevant in its discretion, including each NEO’s organizational and individual performance.

•There is no guaranteed minimum ACB payout.

•Payout results may be above or below target based on actual company and individual performance.

•Payouts are capped at 200% of each NEO’s target award.

•No upward individual performance adjustments may be made for the CEO; such adjustments for other NEOs are capped at 15%.

2022 MPC Company Metrics and Performance
MPC's 2022 ACB program emphasized pre-established financial and ESG performance measures. The following table provides each metric’s target weighting, performance levels and actual performance achieved in 2022:

Performance Metric		Target Weighting	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout	Result	Performance Achieved

80%	FINANCIAL
	Relative Adjusted EBITDA per Barrel	30%	5th or 6th Position	3rd or 4th Position	1st or 2nd Position	1st or 2nd Position	60%
						(200% of target)
	Adjusted EBITDA (in millions)	20%	$6,269	$8,359	$10,449	$23,213	40%
						(200% of target)
	Distributable Cash Flow at MPLX per Unit	20%	$4.10	$4.56	$5.01	$4.94	37%
						(184% of target)
	Refining and Corporate Costs (in millions)	10%	$6,234	$5,934	$5,634	$6,171	6%
						(61% of target)

20%	ENVIRONMENTAL, SOCIAL AND GOVERNANCE
	Greenhouse Gas Intensity	5%	23.5	22.8	22.4	22.4	10%
						(200% of target)
	Process Safety Events Score	5%	95	76	60	109	—
						(0% of target)
	Designated Environmental Incidents	5%	63	47	39	52	4.22%
						(84% of target)
	Diversity, Equity & Inclusion	5%	External hires are at least (Women / BIPOC):			19% / 32%	3.75%
			23% / 27%	26% / 30%	30% / 34%	(75% of target)
100% TOTAL TARGET WEIGHTING						Total Achieved:	161%

Relative Adjusted EBITDA per Barrel of crude oil throughput is derived from MPC’s Adjusted EBITDA (see below), a non-GAAP measure, compared to a group of other integrated and downstream companies: Chevron Corporation; Exxon Mobil Corporation; HF Sinclair Corporation; PBF Energy Inc.; Phillips 66; and Valero Energy Corporation.

Adjusted EBITDA is a non-GAAP performance metric derived from MPC’s consolidated financial statements. It is calculated as MPC’s earnings before interest and financing costs, interest income, income taxes, depreciation and amortization expense, adjusted to exclude the effects of impairments, inventory market valuation adjustments, acquisitions and divestitures and certain other non-cash charges and credits.

Distributable Cash Flow (“DCF”) at MPLX per Unit is a non-GAAP measure reflecting cash flow available to be paid to our common unitholders, as disclosed in our consolidated financial statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information for more information about this measure and how it is calculated. DCF per unit is determined by dividing DCF by the average unit count during the performance period.

Refining and Corporate Costs are MPC’s externally reported refining operating and corporate costs, excluding costs associated with MPC’s ACB and other similar employee bonus programs.

Greenhouse Gas (“GHG”) Intensity measures how efficiently MPC operates its facilities and implements a business plan that promotes a less carbon-intensive future. GHG intensity is based on Scope 1 and Scope 2 GHG emissions divided by the manufacturing inputs processed at MPC’s refineries and natural gas processing and fractionation plants.

Process Safety Events Score, a new metric for 2022, measures MPC’s ability to identify, understand and control certain process hazards, taking into account Tier 1 and Tier 2 events, with Tier 1 events multiplied by three to recognize their severity.

Designated Environmental Incidents measures MPC’s environmental performance through tracking Tier 3 and 4 incidents.

Diversity, Equity & Inclusion measures MPC’s effectiveness toward reaching its five-year representation goals with respect to women and Black, Indigenous and People of Color (“BIPOC”). External hires exclude interns and conditional employees. Metrics are aspirational in nature and achieving them will at all times be consistent with MPC’s Equal Employment Opportunity Policy.

The performance levels for each metric were established in January 2022 by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2022, and MPC's business plan and overall strategy. MPC’s Compensation Committee also reviews disclosed peer methodologies of similar metrics when evaluating the rigor of performance goals. The performance levels were set with threshold levels viewed as likely achievable, target levels viewed as challenging but achievable, and maximum levels viewed as extremely difficult to achieve.
MPC’s Compensation Committee has sole discretion under the 2022 ACB program to adjust performance metric levels and/or the final payout percentage to recognize instances where, due to unforeseen circumstances, the performance metrics results are not entirely indicative of overall company results. MPC’s Compensation Committee made no such adjustments to the 2022 performance metric levels or final payout percentages.
MPC’s Compensation Committee also has discretion under the 2022 ACB program to increase (by no more than 15%) or decrease payouts to certain of our officers, including our NEOs, based upon its assessment of each individual’s performance and contributions; provided, that our CEO’s payout cannot be increased pursuant to this discretion. While MPC’s Compensation Committee determined that our NEOs’ contributions to the successful execution in 2022 of MPC’s business objectives and enhancement of MPC shareholder value were significant, it concluded that the high achievement of performance metrics under the 2022 ACB program adequately reflected these contributions and determined to make no individual adjustments.
ACB Payouts for 2022
In February 2023, MPC's Compensation Committee certified the results under the performance metrics for the 2022 ACB program and, taking into consideration MPC's performance relative to the pre-established metrics and the Committee’s evaluation of each NEO’s contributions to the key achievements discussed above, awarded the following amounts under the ACB program to our participating NEOs for 2022:

Name	2022 Year-End Base Salary ($)	Bonus Target as a % of Base Salary	Target Bonus ($)	Final Award as a % of Target	Final Award ($)

Hennigan	1,700,000	160	2,720,000	161	4,376,800
Quaid	600,000	70	420,000	161	675,800
Gagle	730,000	80	584,000	161	939,700
Floerke	590,000	70	413,000	161	664,600
Kaczynski	475,000	60	285,000	161	458,600
Aydt	800,000	90	720,000	161	1,158,600
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table will be paid to our NEOs by MPC.
Target percentages for our NEOs remained unchanged from 2021 ACB target percentages. Mr. Aydt’s 2022 ACB target percentage was increased from 70% to 90% of eligible earnings upon his appointment as MPC’s Executive Vice President, Refining.
2022 Long-Term Incentive Compensation Program
MPC’s long-term incentive (“LTI”) compensation program is designed to promote achievement of MPC’s and our long-term business objectives by linking our NEOs’ compensation directly to long-term company and equity performance, further aligning the interests of our NEOs, MPC’s shareholders and our unitholders.
Under MPC’s 2022 LTI program, MPC’s Compensation Committee awarded our NEOs MPC performance share units (“PSUs”) and MPC restricted stock units (“RSUs”). Our NEOs also were awarded MPLX phantom units by a committee of our Board comprised of the independent directors (the “MPLX Committee”) following a recommendation by MPC's Compensation Committee. For 2022, MPC’s Compensation Committee approved the following LTI mix and annual award amounts for our NEOs:

Name	60% MPC PSUs (at target) ($)	20% MPC RSUs ($)	20% MPLX Phantom Units ($)	Total 2022 LTI Target ($)

Hennigan	7,350,000	2,450,000	2,450,000	12,250,000
Quaid	840,000	280,000	280,000	1,400,000
Gagle	1,440,000	480,000	480,000	2,400,000
Floerke	780,000	260,000	260,000	1,300,000
Kaczynski	390,000	130,000	130,000	650,000
Aydt	840,000	280,000	280,000	1,400,000

MPC LTI AWARDS		MPLX LTI AWARDS

60% PSUs	20% RSUs	20% Phantom Units

MPC PSUs align our NEOs’ long-term compensation interests with MPC’s shareholders’ long-term investment interests by conditioning payout on the performance of MPC’s PSU Total Shareholder Return (“TSR”) relative to that of MPC’s peers over a three-year period. Awards vest in full at the end of the performance period.

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

To mitigate the effects of share price volatility, the number of awards granted is determined on the basis of the average 30-calendar day closing price prior to the grant date. Based on a review of competitive market data for each respective role, MPC’s Compensation Committee made the following increases to each NEO’s 2022 LTI target award compared to 2021: Mr. Hennigan, 9%; Mr. Quaid, 75%; Ms. Gagle, 7%; Mr. Floerke, 18%; Mr. Kaczynski, 0%; Mr. Aydt, 27%. The increase in Mr. Quaid’s 2022 LTI target award was also a result of his promotion in September 2021 to serve as our Executive Vice President and CFO (from his previous role as MPC’s Senior Vice President and Controller).
MPC Performance Units/PSUs (2020, 2021 and 2022)
MPC performance units/PSUs pay out based on MPC’s three-year PSU TSR performance relative to the peer group shown in the following table. MPC’s Compensation Committee chose relative PSU TSR as the metric that most closely aligns the interests of executives and MPC’s shareholders. Each performance unit granted in 2020 has a target value of $1.00, and the actual payout can vary from $0.00 to $2.00 (0% to 200% of target) per performance unit. Each PSU granted in 2021 and 2022 has a target value equal to the MPC common stock average 30-day closing price prior to the grant date, and the actual payout value is based on company performance (which can range from 0% to 200%) multiplied by MPC’s closing share price on the date MPC’s Compensation Committee certifies performance. MPC’s relative PSU TSR performance percentile is determined for the specified measurement periods, with linear interpolation used for results between target levels, as shown below. To provide greater alignment with MPC’s shareholders, payout under all MPC performance units and PSUs is capped at 100% in measurement periods when MPC PSU TSR is negative.

MPC 2020 PERFORMANCE UNITS		MPC 2021 PSUS	MPC 2022 PSUS
Settlement	25% in MPC common stock and 75% in cash	100% in cash	100% in cash
Performance Period	1/1/2020 - 12/31/2022	1/1/2021 - 12/31/2023	1/1/2022 - 12/31/2024
Measurement Periods	First 12 months Second 12 months Third 12 months Entire 36-month period	Entire 36-month period	Entire 36-month period
Peer Group	BP p.l.c. Chevron Corporation CVR Energy, Inc. Delek US Holdings, Inc. Exxon Mobil Corporation HollyFrontier Corporation PBF Energy Inc. Phillips 66 Valero Energy Corporation S&P 500 Energy Index	BP p.l.c.
Chevron Corporation
CVR Energy, Inc.
Delek US Holdings, Inc.
Exxon Mobil Corporation
HollyFrontier Corporation
PBF Energy Inc.
Phillips 66
Valero Energy Corporation
Median of Compensation Reference Group
S&P 500 Index
Alerian MLP Index	BP p.l.c.
Chevron Corporation
CVR Energy, Inc.
Delek US Holdings, Inc.
Exxon Mobil Corporation
HF Sinclair Corporation
PBF Energy Inc.
Phillips 66
Valero Energy Corporation
Median of Compensation Reference Group
S&P 500 Index
Alerian MLP Index

MPC PSU TSR CALCULATION

(Ending Stock Price* - Beginning Stock Price*) + Cumulative Cash Dividends
Beginning Stock Price*
*Calculated as the average of each company’s closing stock price for the 20 trading days immediately preceding each applicable date.

MPC PSU TSR PAYOUT PERCENTAGE CALCULATION
	Below Threshold	Threshold	Target	Maximum
PSU TSR Percentile	Below 30th	30th	50th	100th (Highest)
Payout (% of Target)	0%	50%	100%	200%
In January 2023, MPC’s Compensation Committee certified the final PSU TSR results for the MPC 2020 performance units as follows:

MPC PSU TSR Measurement Period	Actual PSU TSR (%)	Position Relative to Peer Group	Percentile Ranking (%)	PSU TSR Payout Percentage (% of Target)

1/1/2020–12/31/2020	-26.97	2nd of 11	90.00	100.00	*
1/1/2021–12/31/2021	57.67	2nd of 11	90.00	180.00
1/1/2022–12/31/2022	82.05	3rd of 11	80.00	160.00
1/1/2020–12/31/2022	99.21	1st of 11	100.00	200.00
			Average:	160.00

* Although MPC’s performance percentile ranking of 90.00% relative to its peers for the January 1, 2020, through December 31, 2020, measurement period would have resulted in a payout percentage higher than 100%, payout is capped at 100% in measurement periods when PSU TSR is negative.

The average payout above was applied to each participating NEO’s target award value as follows:

	Hennigan	Quaid	Gagle	Floerke	Kaczynski	Aydt

MPC 2020 Performance Units Granted (#)	1,840,000	320,000	800,000	400,000	260,000	240,000
Payout ($)	2,944,000	512,000	1,280,000	640,000	416,000	384,000
MPC PSUs granted in 2021 and 2022 to our current NEOs remain outstanding. See the “2022 Grants of Plan-Based Awards” and “Outstanding Equity Awards at 2022 Fiscal Year-End” tables below for additional information about these awards.
MPLX Performance Units (discontinued)
MPLX performance units were awarded to our NEOs in 2020 as part of MPC’s LTI compensation program; however, MPLX performance units are no longer awarded as part of the LTI mix. MPLX performance units awarded in 2020 pay out based 50% on our total unitholder return (“TUR”) performance relative to a peer group of midstream companies and 50% on distributable cash flow (“DCF”) attributable to MPLX, measured over a three-year performance cycle. Each MPLX performance unit has a target value of $1.00, and the actual payout can vary from $0.00 to $2.00 (0% to 200% of target) per performance unit.
Total Unitholder Return (50% of MPLX Performance Unit Payout)
Our relative TUR performance percentile is determined for each of four measurement periods, with linear interpolation used for results between target levels, as follows:

MPLX 2020 PERFORMANCE UNITS
Measurement Periods	First 12 months Second 12 months Third 12 months Entire 36-month period
Peer Group	Ten companies in the Alerian MLP Index with the highest market capitalization as determined on the last day of each measurement period.

	1/1/2020–12/31/2020 measurement period:	1/1/2021–12/31/2021 measurement period:	1/1/2022–12/31/2022 and 1/1/2020-12/31/2022 measurement periods:

Cheniere Energy Partners LP
DCP Midstream, LP
Enable Midstream Partners, LP
Energy Transfer LP
Enterprise Products Partners L.P.
Magellan Midstream Partners, L.P.
Phillips 66 Partners LP
Plains All American Pipeline, L.P.
Shell Midstream Partners, L.P.
Western Midstream Partners, LP	Cheniere Energy Partners LP
DCP Midstream, LP
Energy Transfer LP
EnLink Midstream LLC
Enterprise Products Partners L.P.
Magellan Midstream Partners, L.P.
Phillips 66 Partners LP
Plains All American Pipeline, L.P.
Shell Midstream Partners, L.P.
Western Midstream Partners, LP	Cheniere Energy Partners LP
Crestwood Equity Partners LP
DCP Midstream, LP
Energy Transfer LP
EnLink Midstream LLC
Enterprise Products Partners L.P.
Magellan Midstream Partners, L.P.
Plains All American Pipeline, L.P.
Sunoco LP
Western Midstream Partners, LP

TUR CALCULATION

(Ending Unit Price* - Beginning Unit Price*) + Cumulative Cash Distributions
Beginning Unit Price*

*Calculated as the average of each company’s closing unit price for the 20 trading days immediately preceding each applicable date.

MPLX TUR PAYOUT PERCENTAGE CALCULATION
	Below Threshold	Threshold	Target	Maximum
TUR Percentile	Below 30th	30th	50th	100th (Highest)
Payout (% of Target)	0%	50%	100%	200%
In January 2023, the MPLX Committee certified the final relative TUR results for the 2020 MPLX performance units as follows:

	Actual TUR (%)		Percentile Ranking (%)	TUR Payout Percentage (% of Target)
TUR Measurement Period		Position

1/1/2020–12/31/2020	0.17	1st of 11	100.00	200.00
1/1/2021–12/31/2021	43.72	3rd of 11	80.00	160.00
1/1/2022–12/31/2022	21.90	7th of 11	40.00	75.00
1/1/2020–12/31/2022	64.37	5th of 11	60.00	120.00
			Average:	138.75
Distributable Cash Flow (50% of MPLX Performance Unit Payout)
DCF attributable to MPLX is measured for each year of a three-year performance cycle, with each year’s target based on our annual business plan as approved by our Board. Our DCF metric threshold, target and maximum levels are calculated as 90%, 100% and 105%, respectively, of the annual business plan DCF target. Linear interpolation is used for results between target levels. In January 2023, the MPLX Committee certified the final relative DCF results for the 2020 MPLX performance units as follows ($ in millions):

DCF Performance Period	Below Threshold (No Payout)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual DCF Attributable to MPLX	DCF Payout Percentage (% of Target)

1/1/2020–12/31/2020	Below $3,775	$3,775	$4,194	$4,404	$4,327	163.42
1/1/2021–12/31/2021	Below $3,757	$3,757	$4,174	$4,383	$4,785	200.00
1/1/2022–12/31/2022	Below $4,169	$4,169	$4,632	$4,864	$4,981	200.00
					Average:	187.81
2020 MPLX Performance Unit Payouts
The average TUR payout percentage and the average DCF payout percentage shown above were averaged (163.28%) and applied to each NEO’s target award value as follows:

	Hennigan	Quaid	Gagle	Floerke	Kaczynski	Aydt

MPLX 2020 Performance Units Granted (#)	460,000	80,000	200,000	100,000	65,000	60,000
Payout ($)	751,088	130,624	326,560	163,280	106,132	97,968
The 2020 MPLX performance units settled 25% in MPLX common units and 75% in cash.

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
Health and Welfare Benefits
Our NEOs are generally eligible to participate in MPC’s market-competitive health and life insurance plans, and long-term and short-term disability programs.
Retirement Benefits
Retirement benefits provided to our NEOs are designed by MPC to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits for 2022” and “2022 Nonqualified Deferred Compensation.”
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

Tax and Financial Planning Services
To offset the expense of obtaining professional tax, estate and financial planning services, MPC generally provides our NEOs with a $15,000 annual stipend.

Health and Well-being
Under MPC’s enhanced annual physical health program, our senior management, including our NEOs, are eligible for a comprehensive physical (generally in the form of a one-day appointment), with procedures similar to those available to all other employees under MPC’s health program.

Use of Corporate Aircraft
The primary use of MPC’s corporate aircraft is for business purposes. MPC’s Board also has authorized Mr. Hennigan’s personal use of MPC’s corporate aircraft in the interest of his safety and security as its CEO. Certain other executives may be allowed limited personal use of MPC’s corporate aircraft, and occasionally, spouses or other guests may accompany executive officers on corporate aircraft when space is available on business-related flights. All such personal use must be authorized by MPC’s CEO. The cost of any such travel that does not meet the Internal Revenue Service standard for business use is imputed as income to the executive officer.

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

Safety and Security
Given the significant public profile of Mr. Hennigan as MPC’s CEO and the publicity given to those in MPC’s industry, MPC’s Board has authorized certain limited security benefits to Mr. Hennigan, including the maintenance, operation and monitoring of enhanced security systems. These benefits are monitored by MPC’s Compensation Committee and are taxable income to Mr. Hennigan.

Reportable values for these benefits and perquisites, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2022 Summary Compensation Table.”

COMPENSATION GOVERNANCE
Unit Ownership Guidelines
Our unit ownership guidelines align our executive officers’ long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to retain MPLX common units with a value at least equal to a target multiple of their annualized base salary. The targeted multiples vary depending upon the executive’s position and responsibilities:

Position	Multiple of Base Salary

CEO	2x

MPC Executive Vice President (CEO Direct Report)	1x

MPLX Executive Vice President (CEO Direct Report) MPC Senior Vice President (CEO Direct Report)	0.75x

All Other Executives (not reporting to the CEO)	0.50x

Executives have five years following the establishment of, or an increase in, their applicable unit ownership guideline to achieve the applicable target multiple. Any executive who does not achieve the unit ownership guideline within this five-year window must hold all equity we grant until the applicable ownership guideline has been achieved. Our NEOs meet these guidelines.
Prohibition on Hedging and Pledging Our Common Units
Under our policy on trading of securities, none of our directors, officers (including our NEOs) or certain MPC employees designated under the policy may purchase or sell any financial instrument, including but not limited to put or call options, the price of which is affected in whole or in part by changes in the price of our securities, unless such financial instrument was issued by us to such director, officer or covered employee. Further, no director, officer or covered employee may participate in any hedging transaction related to our securities. This policy ensures that our directors, officers and covered employees bear the full risk of MPLX common unit ownership.
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
These recoupment provisions are in addition to any clawback provisions under Section 304 of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing standards and other applicable law. In October 2022, the SEC adopted rules requiring the securities exchanges, including the NYSE, to implement listing standards regarding recovery of incentive compensation, which listing standards may require the Board to update our recoupment provisions. The Board intends to make any necessary updates to our recoupment provisions following the effectiveness of the new listing standards.

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
Compensation Committee Interlocks and Insider Participation
Because we are a limited partnership, we are not required to have a compensation committee. Compensation matters are determined by a committee of our Board comprised of the independent directors (the “MPLX Committee”). Compensation matters for 2022 were determined by Messrs. Helms, Peiffer, Sandman, Semple, Stice and Surma. Ms. Breves did not participate in compensation decisions for 2022 given the timing of her election to the Board effective November 16, 2022. No member of the MPLX Committee was at any time during 2022 an officer or employee of MPLX or had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act. Mr. Semple previously served as our Vice Chairman from December 2015 until his retirement in October 2016. Mr. Peiffer previously served as our President from 2012 until his retirement in 2014. See Item 10. Directors, Executive Officers and Corporate Governance - Director Independence for more information about our independent directors. Our Chairman, President and CEO, Mr. Hennigan, who is also an executive officer and director of MPC, provides input to the MPLX Committee on compensation matters. During 2022, none of our other executive officers served on the board of directors or compensation committee of any other entity that has an executive officer serving as a member of the MPLX Committee or the Board.
COMPENSATION COMMITTEE REPORT
Our independent directors have reviewed and discussed the Compensation Discussion and Analysis for 2022 with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.
Christine S. Breves
Christopher A. Helms
Garry L. Peiffer
Dan D. Sandman
Frank M. Semple
J. Michael Stice
John P. Surma

EXECUTIVE COMPENSATION TABLES
2022 SUMMARY COMPENSATION TABLE
The following table provides information regarding compensation for our 2022 NEOs for the years shown:

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael J. Hennigan Chairman, President and CEO	2022	1,675,343	—	13,925,769	—	4,376,800	595,747	714,873	21,288,532
	2021	1,600,000	—	14,186,189	—	4,416,300	450,102	532,615	21,185,206
	2020	1,485,417	—	8,988,339	1,104,000	3,079,333	440,104	437,072	15,534,265
John J. Quaid Executive Vice President and CFO	2022	593,836	—	1,591,599	—	675,800	39,327	112,516	3,013,078
	2021	558,333	—	1,008,821	—	694,400	89,216	81,896	2,432,666
Suzanne Gagle General Counsel	2022	722,603	—	2,728,389	—	939,700	47,848	141,793	4,580,333
	2021	700,000	—	2,837,299	—	966,100	22,791	137,789	4,663,979
	2020	681,250	—	1,342,778	480,000	776,667	393,798	145,470	3,819,963
Gregory S. Floerke Executive Vice President and Chief Operating Officer	2022	582,603	—	1,477,916	—	664,600	103,263	110,700	2,939,082
	2021	560,000	—	1,387,178	—	676,200	109,955	105,058	2,838,391
	2020	545,000	—	671,413	240,000	574,667	161,979	114,411	2,307,470
Thomas Kaczynski Senior Vice President, Finance and Treasurer	2022	471,302	—	738,996	—	458,600	91,886	88,583	1,849,367
Timothy J. Aydt Former Executive Vice President and Chief Commercial Officer	2022	612,849	—	1,591,599	—	1,158,600	37,080	122,213	3,522,341
	2021	475,000	130,000	1,387,178	—	603,800	—	70,976	2,666,954
	2020	370,000	—	402,861	144,000	350,000	348,188	74,307	1,689,356
Salary shows the actual amount earned during the year. See the CD&A - Base Salary Overview for additional information on base salaries for 2022.
Bonus reflects a one-time cash amount awarded by MPC’s Compensation Committee to Mr. Aydt in early 2021 in recognition of the significant responsibilities he assumed beginning in mid-2020 as part of MPC’s organizational restructuring process.
Stock Awards and Option Awards reflect the aggregate grant date fair value of LTIs awarded in the applicable year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). MPC’s Compensation Committee awards LTI to our NEOs based on intended target values, which reflect established compensation valuation methodologies that differ in some respects from the FASB ASC Topic 718 methodologies reflected in this table. See the CD&A - 2022 Long-Term Incentive Compensation Program for additional information about the intended target values for the 2022 LTI awards to our NEOs. For assumptions used to determine the values of these awards as shown in this table, see the “Grant Date Fair Value” note accompanying the “2022 Grants of Plan-Based Awards” table below, MPC’s Annual Reports on Form 10-K for the years ended December 31, 2022 and 2020 - Item 8. Financial Statements and Supplementary Data - Note 27, and our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2020 - Item 8. Financial Statements and Supplementary Data - Notes 2 and 21, respectively.
MPC PSUs granted in 2022 are included in the Stock Awards column for 2022. Their maximum value at grant date, assuming the highest level of performance achieved, is:

	Hennigan	Quaid	Gagle	Floerke	Kaczynski	Aydt

MPC 2022 Performance Units ($)	18,180,901	2,077,943	3,562,106	1,929,450	964,725	2,077,943

Non-Equity Incentive Plan Compensation reflects the total ACB award earned for the year indicated, paid the following year. See the CD&A - 2022 Annual Cash Bonus Program for additional information on payouts under this program for 2022. Amounts shown for 2020 also include payouts under MPC’s synergy capture performance unit program, which is no longer in effect.
Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects the annual change in actuarial present value of accumulated benefits under the MPC retirement plan. See “Post-Employment Benefits for 2022” below for more information about the defined benefit plans and the assumptions used to calculate these amounts. No deferred compensation earnings are reported as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.
All Other Compensation aggregates MPC’s contributions to defined contribution plans and the limited perquisites MPC offers to our NEOs, which are described in more detail in the perquisites overview on page 133.

Name	Personal Use of Company Aircraft ($)	Company Physicals ($)	Tax and Financial Planning ($)	Security ($)	Company Contributions to Defined Contribution Plans ($)	Other ($)	Total All Other Compensation ($)

Hennigan	260,661	4,000	15,000	4,408	427,501	3,303	714,873
Quaid	—	4,000	30,000	—	78,305	211	112,516
Gagle	—	4,000	15,000	—	118,507	4,286	141,793
Floerke	—	4,000	15,000	—	88,328	3,372	110,700
Kaczynski	—	4,000	15,000	—	66,488	3,095	88,583
Aydt	—	4,000	30,000	—	85,012	3,201	122,213
“Personal Use of Company Aircraft” reflects MPC’s aggregate incremental cost of personal use of corporate aircraft by our NEOs, their spouses or other guests for 2022. MPC determines the incremental cost for personal use of its aircraft based on the variable costs to operate the aircraft, but excluding fixed costs that do not change based on usage, such as pilot compensation, the purchase and lease of aircraft and maintenance not related to travel. MPC believes this method provides a reasonable estimate of its incremental cost. No income tax assistance or gross-ups are provided for personal use of corporate aircraft. See the CD&A - Other Benefits beginning on page 133 for additional information regarding personal use of MPC aircraft by our executives.
The “Tax and Financial Planning” amount shown for Messrs. Quaid and Aydt includes both the $15,000 benefit for 2022 and $15,000 in respect of expenses each incurred under the tax and financial planning benefit for 2021, reimbursed in 2022.
“Company Contributions to Defined Contribution Plans” reflect MPC’s contributions under its tax-qualified retirement plans and related nonqualified deferred compensation plans. See “Post-Employment Benefits for 2022” and “2022 Nonqualified Deferred Compensation” below for more information.
“Other” reflects MPC’s aggregate incremental cost for company-sponsored activities at an off-site Board meeting and the provision of certain digital services.

2022 GRANTS OF PLAN-BASED AWARDS
The following table provides information regarding all MPC and MPLX plan-based awards, including cash-based incentive awards and equity-based awards, granted to our NEOs in 2022.

Name	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Hennigan	MPC Annual Cash Bonus		—	2,720,000	5,440,000
MPC RSUs		3/1/2022							31,630	2,372,566
MPC PSUs		3/1/2022				47,444	94,888	189,776		9,090,451
MPLX Phantom Units		3/1/2022							74,924	2,462,752
Quaid	MPC Annual Cash Bonus		—	420,000	840,000
MPC RSUs		3/1/2022							3,615	271,161
MPC PSUs		3/1/2022				5,423	10,845	21,690		1,038,972
MPLX Phantom Units		3/1/2022							8,563	281,466
Gagle	MPC Annual Cash Bonus		—	584,000	1,168,000
MPC RSUs		3/1/2022							6,197	464,837
MPC PSUs		3/1/2022				9,296	18,591	37,182		1,781,053
MPLX Phantom Units		3/1/2022							14,679	482,499
Floerke	MPC Annual Cash Bonus		—	413,000	826,000
MPC RSUs		3/1/2022							3,357	251,809
MPC PSUs		3/1/2022				5,035	10,070	20,140		964,725
MPLX Phantom Units		3/1/2022							7,952	261,382
Kaczynski	MPC Annual Cash Bonus		—	285,000	570,000
MPC RSUs		3/1/2022							1,679	125,942
MPC PSUs		3/1/2022				2,518	5,035	10,070		482,363
MPLX Phantom Units		3/1/2022							3,976	130,691
Aydt	MPC Annual Cash Bonus		—	720,000	1,440,000
MPC RSUs		3/1/2022							3,615	271,161
MPC PSUs		3/1/2022				5,423	10,845	21,690		1,038,972
MPLX Phantom Units		3/1/2022							8,563	281,466
Approval Dates. The MPC awards granted on March 1, 2022, were approved by MPC’s Compensation Committee on January 27, 2022. The MPLX awards granted on March 1, 2022, were approved by the MPLX Committee on February 2, 2022.
MPC RSUs generally vest in equal installments on the first, second and third anniversaries of the grant date. Unvested RSUs accrue dividend equivalents, which are paid on the scheduled vesting dates. Holders of unvested RSUs do not have voting rights.
MPC PSUs generally vest following a 36-month performance period and are settled 100% in cash. Unvested PSUs do not accrue dividends or dividend equivalents and do not have voting rights. The target PSUs shown reflect the target dollar value of each award divided by the MPC common stock average 30-day closing price prior to the grant date. The threshold, which is the minimum possible payout, is achieved when the relative PSU TSR percentile achieved is 30th, resulting in a payout percentage of 50%. Performance below this threshold would result in a payout of 0%. The maximum payout is 200% of target. MPC PSUs are described in further detail above under “2022 Long-Term Incentive Compensation Program” beginning on page 129.
MPLX Phantom Units generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPLX common units. Distribution equivalents accrue on the phantom unit awards and are paid on the scheduled vesting dates. Holders of unvested phantom units have no voting rights.
Grant Date Fair Value reflects the total grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718. The MPC RSU value is based on the MPC common stock closing price ($75.01) on the grant date, or the prior business day if the grant date did not fall on a business day. The MPC PSU value is $95.8019 per unit, using a Monte Carlo valuation model. The MPLX phantom unit value is based on the MPLX common unit closing price ($32.87) on the grant date, or the prior business day if the grant date did not fall on a business day.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2022.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Hennigan						MPC
						156,663	18,234,007	227,946	53,061,270
						MPLX
						138,863	4,560,261
Quaid	3/1/2019	6,690	—	62.68	3/1/2029	MPC
	3/1/2020	—	6,551	47.73	3/1/2030	6,612	769,571	20,307	4,727,063
		6,690	6,551			MPLX
						14,310	469,940
Gagle	3/1/2017	26,967	—	50.99	3/1/2027	MPC
	3/1/2018	13,817	—	64.79	3/1/2028	13,849	1,611,885	45,203	10,522,354
	3/1/2019	30,126	—	62.68	3/1/2029	MPLX
	3/1/2020	32,753	16,377	47.73	3/1/2030	29,312	962,606
		103,663	16,377
Floerke	3/1/2020	—	8,189	47.73	3/1/2030	MPC
		—	8,189			7,115	828,115	23,081	5,372,796
						MPLX
						51,598	1,694,478
Kaczynski	3/1/2020	—	5,323	47.73	3/1/2030	MPC
		—	5,323			3,987	464,047	12,723	2,961,660
						MPLX
						8,358	274,477
Aydt	3/1/2020	—	4,913	47.73	3/1/2030	MPC
		—	4,913			6,936	807,281	23,856	5,553,200
						MPLX
						15,088	495,490
Option Awards reflect MPC stock options, which generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years after the grant date. The exercise price is generally equal to the closing price of MPC’s common stock on the grant date, or the prior business day if the grant date did not fall on a business day. Option holders do not have voting rights or receive dividends on the underlying stock. No stock options have been granted to any NEO since 2020.
Number of Shares or Units of Stock That Have Not Vested reflect the number of unvested MPC RSUs and MPLX phantom units held on December 31, 2022. MPC RSUs and MPLX phantom units generally vest in equal installments on the first, second and third anniversaries of the grant date.

	MPC RSUs			MPLX Phantom Units
Name	Grant Date	Number of RSUs That Have Not Vested (#)	Vesting Date	Grant Date	Number of Phantom Units That Have Not Vested (#)	Vesting Date

Hennigan	3/1/2020	4,934	3/1/2023	3/1/2020	7,333	3/1/2023
	3/17/2020	92,989	3/17/2023	3/1/2021	59,616	3/1/2023, 3/1/2024
	3/1/2021	28,381	3/1/2023, 3/1/2024	3/1/2022	71,914	3/1/2023, 3/1/2024, 3/1/2025
	3/1/2022	30,359	3/1/2023, 3/1/2024, 3/1/2025		138,863
		156,663

	MPC RSUs			MPLX Phantom Units
Name	Grant Date	Number of RSUs That Have Not Vested (#)	Vesting Date	Grant Date	Number of Phantom Units That Have Not Vested (#)	Vesting Date
Quaid	3/1/2020	894	3/1/2023	3/1/2020	1,329	3/1/2023
	3/1/2021	2,103	3/1/2023, 3/1/2024	3/1/2021	4,418	3/1/2023, 3/1/2024
	3/1/2022	3,615	3/1/2023, 3/1/2024, 3/1/2025	3/1/2022	8,563	3/1/2023, 3/1/2024, 3/1/2025
		6,612			14,310
Gagle	3/1/2020	2,235	3/1/2023	3/1/2020	3,322	3/1/2023
	3/1/2021	5,673	3/1/2023, 3/1/2024	3/1/2021	11,917	3/1/2023, 3/1/2024
	3/1/2022	5,941	3/1/2023, 3/1/2024, 3/1/2025	3/1/2022	14,073	3/1/2023, 3/1/2024, 3/1/2025
		13,849			29,312
Floerke	3/1/2020	1,118	3/1/2023	12/18/2015	36,476	Upon termination without cause
	3/1/2021	2,775	3/1/2023, 3/1/2024	3/1/2020	1,661	3/1/2023
	3/1/2022	3,222	3/1/2023, 3/1/2024, 3/1/2025	3/1/2021	5,829	3/1/2023, 3/1/2024
		7,115		3/1/2022	7,632	3/1/2023, 3/1/2024, 3/1/2025
					51,598
Kaczynski	3/1/2020	727	3/1/2023	3/1/2020	1,080	3/1/2023
	3/1/2021	1,654	3/1/2023, 3/1/2024	3/1/2021	3,475	3/1/2023, 3/1/2024
	3/1/2022	1,606	3/1/2023, 3/1/2024, 3/1/2025	3/1/2022	3,803	3/1/2023, 3/1/2024, 3/1/2025
		3,987			8,358
Aydt	3/1/2020	671	3/1/2023	3/1/2020	997	3/1/2023
	3/1/2021	2,798	3/1/2023, 3/1/2024	3/1/2021	5,877	3/1/2023, 3/1/2024
	3/1/2022	3,467	3/1/2023, 3/1/2024, 3/1/2025	3/1/2022	8,214	3/1/2023, 3/1/2024, 3/1/2025
		6,936			15,088
Market Value of Shares or Units of Stock That Have Not Vested reflects the aggregate value of all unvested MPC RSUs and MPLX phantom units held on December 31, 2022, using the MPC closing common stock price ($116.39) and the MPLX closing common unit price ($32.84) on December 30, 2022, the last trading day of the year.
Equity Incentive Plan Awards That Have Not Vested reflects the number of unvested MPC PSUs held on December 31, 2022. PSUs generally vest following a 36-month performance period.

Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Cycle	Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Cycle

Hennigan	3/1/2021	133,058	1/1/2021 - 12/31/2023	Floerke	3/1/2021	13,011	1/1/2021 - 12/31/2023
	3/1/2022	94,888	1/1/2022 - 12/31/2024		3/1/2022	10,070	1/1/2022 - 12/31/2024
		227,946				23,081
Quaid	3/1/2021	9,462	1/1/2021 - 12/31/2023	Kaczynski	3/1/2021	7,688	1/1/2021 - 12/31/2023
	3/1/2022	10,845	1/1/2022 - 12/31/2024		3/1/2022	5,035	1/1/2022 - 12/31/2024
		20,307				12,723
Gagle	3/1/2021	26,612	1/1/2021 - 12/31/2023	Aydt	3/1/2021	13,011	1/1/2021 - 12/31/2023
	3/1/2022	18,591	1/1/2022 - 12/31/2024		3/1/2022	10,845	1/1/2022 - 12/31/2024
		45,203				23,856

Market Value of Equity Incentive Plan Awards That Have Not Vested reflects the aggregate value of all unvested MPC PSUs held on December 31, 2022, calculated using the MPC closing common stock price ($116.39) on December 30, 2022, the last trading day of the year, and an assumed payout of 200% per unit, which is the next higher performance achievement that exceeds the performance for these awards measured as of December 31, 2022.
Nonforfeitability of Certain Awards. Each NEO (other than Mr. Quaid) is eligible for an Approved Separation, under which their outstanding 2021 and 2022 MPC RSUs, MPC PSUs and MPLX phantom units would become nonforfeitable should they resign under certain conditions, as further discussed below under “Potential Payments Upon Termination or Change in Control—Approved Separation.” Outstanding stock options held by Ms. Gagle and Mr. Aydt are nonforfeitable because each executive is retirement-eligible, having reached age 50 with at least 10 years of service with MPC. Pursuant to the terms of his promotion to the CEO role in March 2020, Mr. Hennigan’s outstanding 2020 awards of MPC RSUs and MPLX phantom units became nonforfeitable on July 1, 2022.

When an award becomes nonforfeitable, certain taxes are immediately due. So that the participants do not have an out-of-pocket expense for these awards that have not yet distributed, the award is instead reduced to cover the tax obligation. These awards continue to be reflected in the tables above as they remain subject to distribution on their original vesting dates; however, the portions used to pay any associated taxes have been excluded from these tables and are instead included in the “Option Exercises and Stock Vested in 2022” table below.
OPTION EXERCISES AND STOCK VESTED IN 2022
The following table provides information regarding MPC stock options exercised by our NEOs in 2022, as well as MPC RSUs and MPLX phantom units vested in 2022.

		Option Awards		Stock/Unit Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Hennigan	MPC	205,149	13,423,219	125,130	9,842,500
	MPLX	—	—	48,077	1,575,670
Quaid	MPC	75,451	3,361,073	2,327	178,108
	MPLX	—	—	4,309	140,603
Gagle	MPC	39,384	2,217,013	6,177	483,683
	MPLX			11,621	379,914
Floerke	MPC	46,244	1,417,060	3,117	244,225
	MPLX	—	—	5,860	191,593
Kaczynski	MPC	68,836	4,138,086	1,937	151,291
	MPLX			3,616	118,196
Aydt	MPC	57,582	2,996,217	2,500	197,708
	MPLX			4,862	159,062

Option Awards: Value Realized on Exercise reflects the actual pre-tax gain realized by our NEOs upon exercise of stock options, which is the fair market value of the shares at exercise less the per share grant price.
Stock/Unit Awards: Number of Shares/Units Acquired on Vesting includes the following numbers of shares/units used to pay the taxes associated with the vesting of certain awards held by the NEOs as discussed further under “Outstanding Equity Awards at 2022 Fiscal Year-End”: Mr. Hennigan, 6,558 MPC RSUs/restricted stock, 5,813 MPLX phantom units; Ms. Gagle, 256 MPC RSUs/restricted stock, 606 MPLX phantom units; Mr. Floerke, 135 MPC RSUs/restricted stock, 320 MPLX phantom units; Mr. Kaczynski, 73 RSUs/restricted stock, 173 MPLX phantom units; Mr. Aydt, 148 MPC RSUs/restricted stock, 349 MPLX phantom units.
Stock/Unit Awards: Value Realized on Vesting reflects the fair market value of the shares/units on the vesting date.

POST-EMPLOYMENT BENEFITS FOR 2022
2022 Pension Benefits
MPC provides tax-qualified retirement benefits to its employees, including our NEOs, under the MPC Retirement Plan. MPC also sponsors the MPC Excess Benefit Plan, an unfunded nonqualified deferred compensation plan made available to a select group of management or highly compensated employees, including our NEOs. The following table reflects the actuarial present value of accumulated benefits payable to each of our NEOs under the MPC Retirement Plan and the defined benefit portion of the MPC Excess Benefit Plan as of December 31, 2022. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Hennigan	MPC Retirement Plan	5.58	166,151	—
	MPC Excess Benefit Plan	5.58	1,844,291	—
Quaid	MPC Retirement Plan	8.58	198,003	—
	MPC Excess Benefit Plan	8.58	495,923	—
Gagle	MPC Retirement Plan	29.67	1,166,055	—
	MPC Excess Benefit Plan	29.67	1,026,456	—
Floerke	MPC Retirement Plan	7.00	187,471	—
	MPC Excess Benefit Plan	7.00	548,461	—
Kaczynski	MPC Retirement Plan	7.42	205,650	—
	MPC Excess Benefit Plan	7.42	390,536	—
Aydt	MPC Retirement Plan	37.58	1,825,876	—
	MPC Excess Benefit Plan	37.58	1,227,365	—
Number of Years Credited Service shows the number of years the NEO has participated in each plan. Plan participation service used to calculate each participant’s benefit under the MPC Retirement Plan legacy benefit formula (applicable to Ms. Gagle and Mr. Aydt only) was frozen as of December 31, 2009.
Present Value of Accumulated Benefit Present Value of Accumulated Benefit for the legacy benefit under the MPC Retirement Plan was calculated assuming a 85% lump sum election rate with a lump sum interest rate between 0.25% and 1.25% (based on anticipated year of retirement) and the RP-2000 mortality table, and a 15% annuity election rate with a discount rate of 5.10% and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021, both calculated assuming retirement at age 62 (or current age, if later). See "MPC Retirement Plan" below for more detail on the legacy benefit formula.
The present value of accumulated benefits for the cash balance benefits under the MPC Retirement Plan was calculated assuming retirement at age 62 (or current age, if later), a discount rate of 5.10%, a cash balance interest credit rating of 3.0% in 2022, 3.57% in 2023 and 3.97% in 2024 and beyond, and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021. See "MPC Retirement Plan" below for more detail on the cash balance benefit formula under each plan.
MPC Retirement Plan
MPC’s employees, including our NEOs, participate in the MPC Retirement Plan, which is a tax-qualified defined benefit retirement plan primarily designed to provide participants with income after retirement. Participants in the plan become fully vested upon completing three years of vesting service. Normal retirement age under the plan is 65. The plan has both a “legacy” retirement benefit and a “cash balance” retirement benefit.
Legacy Benefit
Prior to 2010, the monthly benefit was determined under the following legacy benefit formula:

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
Under the legacy retirement benefit, a vested participant who is at least age 62 may retire prior to age 65 and receive an unreduced benefit. Ms. Gagle and Mr. Aydt each have vested legacy retirement benefits under the plan that remain subject to reduction as neither executive has reached age 62. Available benefits include various annuity options and a lump sum distribution option. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If an employee retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the legacy benefit formula is reduced as follows:

Age at Retirement	62	61	60	59	58	57	56	55	54	53	52	51	50
Early Retirement Factor	100%	97%	94%	91%	87%	83%	79%	75%	71%	67%	63%	59%	55%

The plan was amended effective August 31, 2022, to allow an active participant who has attained age 59.5 to elect to take an in-service distribution of their legacy retirement benefit on or after December 1, 2022. As of December 31, 2022, Mr. Aydt was the only NEO eligible to elect an in-service distribution. Mr. Aydt made such an election in 2022 with regard to his legacy retirement benefit; however, the distribution was made after December 31, 2022.
Cash Balance Benefit
Starting in 2010, benefit accruals are determined under the following cash balance formula:

MPC Cash Balance Formula
	Annual Compensation	×	Pay Credit Percentage	ð	Participants receive pay credit percentages based on the sum of their age and cash balance service:
+	Account Balance	×	Interest Credit Rate		Participant Points	Fewer than 50 Points	50-69 Points	70 Points or More

	Cash Balance Annual Benefit				Pay Credit Percentage	7%	9%	11%

Annual compensation is limited to $305,000 for 2022 and generally includes wages and salary for time worked, with certain exclusions. Under the cash balance retirement benefit, a vested participant may retire at any age prior to 65 and receive an unreduced benefit. Each NEO has a vested cash balance retirement benefit under the plan that is not subject to reduction upon retirement. Under the cash balance formula, plan participants receive pay credits based on age and cash balance service. For 2022, Ms. Gagle and Mr. Aydt received pay credits equal to 11% of compensation, and Messrs. Hennigan, Quaid, Floerke and Kaczynski received pay credits equal to 9% of compensation. There are no early retirement subsidies under the cash balance formula.
MPC Excess Benefit Plan (Defined Benefit Portion)
The MPC Excess Benefit Plan is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. This plan generally provides benefits that participants, including our NEOs, would have otherwise received under the tax-qualified MPC Retirement Plan were it not for Internal Revenue Code limitations. For our NEOs, eligible earnings under the plan include the compensation items shown above for the MPC Retirement Plan, but without regard to any Internal Revenue Code limit, as well as any salary and bonus amounts deferred by the NEO under the MPC Executive Deferred Compensation Plan.
With respect to Ms. Gagle and Mr. Aydt, who have frozen legacy-type benefits under the plan, eligible earnings for the legacy-type portion were determined using each NEO’s highest consecutive 36-month compensation (exclusive of bonuses) and three highest bonuses earned over the 10-year period up to December 31, 2012. None of our other NEOs have a legacy-type benefit under the plan.
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
The MPC Excess Benefit Plan permits MPC’s Compensation Committee, on a discretionary basis, to extend a lump sum retirement benefit supplement (“Service Benefit”) to individual officers of MPC who have a frozen legacy-type benefit under the plan to offset the age-related erosion (if any) of the frozen legacy-type benefit from age 62 until such officer’s actual retirement date or date of death. An officer must be vested under the MPC Retirement Plan to qualify for the Service Benefit. Each of Ms.

Gagle and Mr. Aydt have a frozen legacy-type benefit under the plan; however, MPC’s Compensation Committee has not extended eligibility for this benefit to either of them at this time.
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
The MPC Thrift Plan allows eligible employees, such as our NEOs, to make elective deferral contributions to their plan accounts on a pre-tax or after-tax “Roth” basis from 1% to a maximum of 75% of their plan-considered gross pay, with such gross pay limited to the applicable Internal Revenue Code annual compensation limit ($305,000 for 2022). Eligible employees who are “highly compensated employees” as determined under the Internal Revenue Code, such as our NEOs, may additionally make after-tax contributions to their plan accounts from 1% to 6% of their plan-considered gross pay limited to the applicable Internal Revenue Code annual compensation limit ($305,000 for 2022). Employer matching contributions are made on such elective deferrals and after-tax contributions at a rate of 117% up to a maximum of 6% of an employee’s plan-considered gross pay. All employee elective deferrals and after-tax contributions, and all employer matching contributions made, are fully vested.

2022 NONQUALIFIED DEFERRED COMPENSATION
The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	MPC Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Hennigan	MPC Deferred Compensation Plan	—	—	(859,153)	—	4,482,595
	MPC Executive Deferred Compensation Plan	—	406,090	(87,596)	—	597,955
	MPC 2012 Incentive Compensation Plan	—	—	396,433	48,814	761,453
	MPC 2021 Incentive Compensation Plan	—	—	60,413	2,427	57,986
	MPLX LP 2018 Incentive Compensation Plan	—	—	395,088	54,359	548,537
Quaid	MPC Deferred Compensation Plan	—	—	(90,046)	—	404,845
	MPC Executive Deferred Compensation Plan	—	68,990	(16,564)	—	111,018
	MPC 2021 Incentive Compensation Plan	—	—	—	3,664	—
	MPLX LP 2018 Incentive Compensation Plan	—	—	—	6,792	—
Gagle	MPC Excess Benefit Plan	—	—	3,394	—	309,617
	MPC Deferred Compensation Plan	—	—	(79,758)	—	187,930
	MPC Executive Deferred Compensation Plan	193,220	97,096	(127,384)	—	409,392
	MPC 2012 Incentive Compensation Plan	—	—	16,264	14,790	23,997
	MPC 2021 Incentive Compensation Plan	—	—	11,836	488	11,348
	MPLX LP 2018 Incentive Compensation Plan	—	—	71,937	36,612	96,832
Floerke	MPC Deferred Compensation Plan	—	—	(114,472)	—	417,055
	MPC Executive Deferred Compensation Plan	—	66,917	(14,672)	—	114,169
	MPC 2012 Incentive Compensation Plan	—	—	7,991	7,794	11,739
	MPC 2021 Incentive Compensation Plan	—	—	6,412	258	6,154
	MPLX LP 2012 Incentive Compensation Plan	—	—	105,416	—	669,791
	MPLX LP 2018 Incentive Compensation Plan	—	—	36,956	18,979	49,001
Kaczynski	MPC Deferred Compensation Plan	—	—	(109,576)	—	293,361
	MPC Executive Deferred Compensation Plan	—	45,077	(9,763)	—	75,957
	MPC 2012 Incentive Compensation Plan	—	—	4,779	4,899	6,997
	MPC 2021 Incentive Compensation Plan	—	—	3,207	139	3,068
	MPLX LP 2018 Incentive Compensation Plan	—	—	20,396	11,732	27,581
Aydt	MPC Excess Benefit Plan	—	—	2,421	—	180,137
	MPC Deferred Compensation Plan	—	—	(20,461)	—	110,426
	MPC Executive Deferred Compensation Plan	—	63,601	(12,238)	—	99,944
	MPC 2012 Incentive Compensation Plan	—	—	7,942	5,981	11,836
	MPC 2021 Incentive Compensation Plan	—	—	6,905	282	6,623
	MPLX LP 2018 Incentive Compensation Plan	—	—	38,174	15,721	50,539
Executive Contributions are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2022 Summary Compensation Table.”
Company Contributions are also included in the “All Other Compensation” column of the “2022 Summary Compensation Table.”
Aggregate Earnings for long-term incentive and incentive compensation plans include accrued dividends/dividend equivalents and distribution equivalents on nonforfeitable MPC RSUs and MPLX phantom unit awards.
Aggregate Withdrawals/Distributions represent the payment of dividends/dividend equivalents and distribution equivalents accrued on nonforfeitable awards.

Aggregate Balance at Last Fiscal Year-End. Of the amounts shown, the following amounts have been reported in our Summary Compensation Table for previous years:

	Hennigan	Quaid	Gagle	Floerke	Aydt

MPC Deferred Compensation Plan	3,631,095	55,082	415,206	340,395	95,288
MPC Excess Benefit Plan (Defined Contribution Portion)
The MPC Excess Benefit Plan is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Participants receive employer matching contributions equal to the amount they would have otherwise received under the tax-qualified MPC Thrift Plan were it not for Internal Revenue Code limitations.
Defined contribution accruals in the MPC Excess Benefit Plan are credited with interest equal to that paid in a specified investment option of the MPC Thrift Plan, which was 1.36% for the year ended December 31, 2022. All plan distributions are paid in a lump sum following the participant’s separation from service. In general, our NEOs no longer actively participate in the defined contribution portion of the MPC Excess Benefit Plan, and all subsequent year nonqualified employer matching contributions for NEOs now accrue under the MPC Executive Deferred Compensation Plan.
MPC Deferred Compensation Plan
The MPC Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Effective January 1, 2021, the plan was generally frozen with respect to any further MPC participant salary and bonus deferrals and additional company contribution credited amounts. Prior to the plan’s freeze, participants could defer up to 20% of their salary and bonus each year in a tax-advantaged manner, with irrevocable deferral elections made in December of each year for amounts to be earned in the following year. The plan credited matching contributions on a participant’s deferrals equal to the match under the MPC Thrift Plan (117% as in effect prior to the plan’s freeze) plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the MPC Thrift Plan. Participants are fully vested in all amounts credited on their behalf under the plan. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the MPC Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants generally receive payment of their plan benefits in a lump sum following separation from service.
MPC Executive Deferred Compensation Plan
The MPC Executive Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Participants may defer 5% to 20% (in whole percentage increments) of their base salary and annual bonus each year in a tax-advantaged manner. Deferral elections are made each December for amounts to be earned in the following year and are irrevocable. The plan credits matching contributions on a participant’s deferrals equal to the match under the MPC Thrift Plan plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the MPC Thrift Plan. Participants are fully vested in their deferrals and matching contributions. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the MPC Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants may elect to receive payment of their plan benefits in a lump sum or in annual installments over two to five years on or beginning on a specified date while in service or following separation from service.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table provides information regarding the amount of compensation payable to our NEOs as a direct result of each specified hypothetical termination scenario, assuming that the applicable termination event occurred on December 31, 2022, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name	Scenario	Severance ($)	Additional Legacy Pension Benefits ($)	MPC Stock Options Vested ($)	MPC RSUs/MPLX Phantom Units Vested ($)	MPC PSUs Vested ($)	Other Benefits ($)	Total ($)

Hennigan	Voluntary Termination	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	9,634,817	—	—	—	—	17,497	9,652,314
	Death	—	—	—	—	—	—	—
Quaid	Voluntary Termination	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,883,200	—	449,792	1,239,511	2,363,532	10,506	7,946,541
	Death	—	—	449,792	1,239,511	2,363,532	—	4,052,835
Gagle	Voluntary Termination	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	5,088,300	11,262,149	—	369,226	—	11,638	16,731,313
	Death	—	—	—	369,226	—	—	369,226
Floerke	Voluntary Termination	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	3,798,600	—	562,257	1,382,543	—	8,310	5,751,710
	Death	—	—	562,257	1,382,543	—	—	1,944,800
Kaczynski	Voluntary Termination	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	2,853,300	—	365,477	120,083	—	8,007	3,346,867
	Death	—	—	365,477	120,083	—	—	485,560
Aydt	Voluntary Termination	—	—	—	—	—	—	—
	Involuntary Termination without Cause or with Good Reason	—	—	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—	—	—
	Change in Control with Qualified Termination	4,211,400	11,462,214	—	110,839	—	10,139	15,794,592
	Death	—	—	—	110,839	—	—	110,839
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
Pension Benefits for our NEOs are reflected in the “2022 Pension Benefits” table above. Amounts in this potential payments table represent additional pension benefits attributable solely to the legacy benefit formula in the MPC Retirement Plan, further described beginning on page 142. The incremental retirement benefits included in these amounts were calculated using the following assumptions: individual life expectancies using the RP2000 Combined Healthy Table weighted 75% male and 25% female; a discount rate of 0.00% for NEOs who are retirement eligible (taking into account the additional three years of age and service credit) and 0.00% for NEOs who are not retirement eligible; the current lump-sum interest rate for the relevant plans; and a lump-sum f orm of benefit. Only Ms. Gagle and Mr. Aydt are eligible for this enhanced benefit under the legacy benefit formula as it is applicable only to individuals who participated in the MPC Retirement Plan prior to 2010.
Vested Equity (MPC Stock Options, MPC RSUs, MPC PSUs and MPLX Phantom Units)
The amounts in this table reflect the value of equity that would vest on an accelerated basis as a direct result of each applicable scenario. Each of our NEOs (other than Mr. Quaid) holds certain awards that have become nonforfeitable by their terms. Awards no longer subject to forfeiture irrespective of the termination scenario are not included in this table. See the tables and accompanying narrative under “Outstanding Equity Awards at 2022 Fiscal Year-End” for more information about these nonforfeitable awards and their respective vesting dates.
Vesting of MPC stock options is accelerated upon retirement or a change in control with a Qualified Termination. Amounts shown reflect the value realized if accelerated stock options were exercised on December 30, 2022, taking into account the spread (if any) between the options’ exercise prices and the closing price of MPC common stock ($116.39) on December 30, 2022, the last trading day of the year.
Vesting of MPC RSUs and MPLX phantom units is accelerated upon a death or change in control with a Qualified Termination. Amounts shown reflect the value realized if MPC RSUs and MPLX phantom unit awards vested on December 30, 2022, based on the closing price of MPC common stock ($116.39) and MPLX common units ($32.84) on December 30, 2022, the last trading day of the year. In the event of Mr. Floerke’s termination of employment for any reason other than for cause, the MPLX phantom units he received as part of his retention award in 2015 will become payable.
In the event of death or a change in control and a Qualified Termination, unvested MPC PSUs will vest and be paid out based on actual performance for the period from the grant date to the change in control date, and target performance for the period from the change in control date to the end of the performance cycle. Amounts shown reflect the amounts payable in each scenario, calculated using the target value ($116.39, the closing price of MPC common stock on December 30, 2022, the last trading day of the year) for each MPC PSU.
Other Benefits includes 36 months of continued health, dental and life insurance coverage. In the event of death, life insurance would be paid out to the estates of our NEOs in the following amounts: Mr. Hennigan, $3.0 million; Mr. Quaid, $1.2 million; Ms. Gagle, $1.4 million; Mr. Floerke, $1.1 million; Mr. Kaczynski, $0.9 million; Mr. Aydt, $1.0 million.
Voluntary Termination
Resignation
Upon an NEO’s voluntary resignation, LTI awards still subject to forfeiture, including vested but unexercised stock options, generally are forfeited unless provided otherwise in the applicable award agreement. As discussed above under “Outstanding Equity Awards at 2022 Fiscal Year-End,” certain awards held by our NEOs have become nonforfeitable by their terms and thus would not be forfeited in the event of resignation.
Retirement
Our employees generally are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2022, Ms. Gagle and Mr. Aydt were retirement eligible. Retirement-eligible NEOs who serve less than a full year in their year of retirement are eligible for a target bonus under the ACB program, prorated based on their eligible earnings for the performance period. Upon retirement, our NEOs are entitled to receive their vested benefits that have accrued under our employee and qualified retirement and nonqualified deferred compensation plans. For more information about our retirement and deferred compensation programs, see “2022 Pension Benefits” and “2022 Nonqualified Deferred Compensation.”
In addition, upon retirement, our NEOs’ unvested stock options become exercisable according to the grant terms and expire upon the earlier of five years following retirement and the existing expiration date applicable to each such option. MPC RSUs and MPLX phantom units still subject to forfeiture generally are forfeited upon retirement (except in the case of mandatory retirement at age 65, when they vest in full, or an Approved Separation as discussed below). MPC PSUs vest in the case of mandatory retirement, death, Qualified Termination or Approved Separation. Payout will occur following the full performance cycle based on its certified results, except in the instance of death, which would be paid immediately at target.
Approved Separation
Under the terms of MPC’s and our 2021 and 2022 LTI award agreements, our NEOs generally are eligible for an Approved Separation once they reach age 55 and have at least five years of employment with MPC or its subsidiaries. As of December 31, 2022, each of our NEOs (other than Mr. Quaid) was eligible for an Approved Separation. Under an Approved Separation scenario, 2021 and 2022 MPC RSUs, MPC PSUs and MPLX phantom units would become nonforfeitable upon an eligible NEO’s resignation provided they had held such awards at least six months and provided notice at least 180 days prior to such resignation. MPC’s Compensation Committee may, in its sole discretion, waive this notice requirement.

Involuntary Termination Without Cause or With Good Reason
Neither MPC nor we generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated by us without cause, or who terminates employment with good reason, is eligible for the same termination allowance plan available to all other MPC employees, which would pay (i) an amount between eight and 62 weeks of salary based either on service or salary level, and (ii) an additional amount equal to the NEO’s target bonus under MPC’s ACB program prorated for service up to the termination date. Upon involuntary termination of an NEO without cause, or termination with good reason, vested stock options generally are exercisable for 90 days following termination.
Involuntary Termination for Cause
Upon an NEO’s involuntary termination for cause, unvested LTI awards, including vested but unexercised stock options, generally are forfeited unless provided otherwise in the applicable award agreement.
Death
In the event of death, our NEOs (or their beneficiaries) are entitled to the vested benefits they have accrued under MPC’s employee benefit programs. In the event of the death of an NEO during the ACB performance period, unless otherwise determined by MPC’s Compensation Committee, a target bonus will be paid. LTI awards immediately vest in full upon death, with MPC PSUs vesting at the target level.
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
Benefits under each plan are payable only upon a change in control and a Qualified Termination. The table below shows the benefits for which our NEOs would be eligible upon a change in control of MPC or MPLX and a Qualified Termination with the applicable entity. In the event of a change in control and Qualified Termination under both plans, our NEOs would receive benefits under only one plan – whichever provides the greater benefits at that time.

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

An additional three years of service credit and age credit for purposes of retiree health and life insurance benefits.

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

The MPLX CIC Plan also provides that NEOs who do not incur a Qualified Termination but separate from service with MPLX as a result of an MPLX change in control (in other words, where the NEO remains employed with MPC but no longer provides services to MPLX) will become fully vested in all outstanding MPLX LTI awards. NEOs who receive an offer for comparable employment from an acquirer or successor entity in an MPLX change in control will not be eligible to receive benefits under the MPLX CIC Plan.
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
Annual Retainers
Our non-employee directors received the following cash and equity retainers for their service on the Board in 2022.

		Total

Cash Retainers
Board Member	•Paid quarterly in equal installments	$90,000

Lead Director	•Paid quarterly in equal installments (in addition to Board Member retainer)	$20,000

Committee Chairs	•Paid quarterly in equal installments (in addition to Board Member retainer):
	–Audit Committee Chair	$20,000
	–Conflicts Committee Chair	$20,000

Conflicts Committee Meeting Fee	•Per meeting, in excess of six meetings	$1,500

Equity Retainer	•Granted quarterly in equal installments, in the form of phantom units •Directors receive distribution equivalents in the form of additional phantom units •Phantom units, including those received as distribution equivalents, are deferred, payable in common units only upon a director’s departure from the Board	$110,000

Under MPC’s matching gifts program, non-employee directors may elect to have MPC match up to $10,000 of their contributions to certain tax-exempt educational institutions each year.
2022 Director Compensation Table
The following table shows compensation earned by or paid to our non-employee directors during 2022.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)

Christine S. Breves(1)	11,250	13,750	—	25,000
Christopher A. Helms	110,000	110,000	—	220,000
Garry L. Peiffer	110,000	110,000	4,000	224,000
Dan D. Sandman	110,000	110,000	10,000	230,000
Frank M. Semple	90,000	110,000	—	200,000
J. Michael Stice	90,000	110,000	—	200,000
John P. Surma	90,000	110,000	—	200,000

(1) Elected as a member of the Board effective November 16, 2022.

Fees Earned or Paid in Cash reflect cash retainers earned for Board service in 2022.
Unit Awards reflect the aggregate grant date fair value of phantom units, calculated in accordance with financial accounting standards. Non-employee directors generally received grants each quarter of phantom units valued at $27,500 based on the closing price of our common units on each grant date. The aggregate number of phantom units in respect of Board service outstanding for each non-employee director as of December 31, 2022 is: Ms. Breves, 405; Mr. Helms, 44,778; Mr. Peiffer, 40,427; Mr. Sandman, 44,778; Mr. Semple, 32,148; Mr. Stice, 25,884; Mr. Surma, 44,778.
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
The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of February 1, 2023 by each director and NEO, and by all current directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of February 1, 2023, there were 1,001,043,931 MPLX common units outstanding (including 647,415,452 common units held by MPC and its affiliates) and 448,884,548 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
	MPLX Common Units	MPC Common Stock	MPLX	MPC

Current Non-Executive Directors
Christine S. Breves	1,249	—	*	*
Christopher A. Helms	56,622	—	*	*
Maryann T. Mannen	53,858	85,643	*	*
Garry L. Peiffer	109,768	63,394	*	*
Dan D. Sandman	126,252	—	*	*
Frank M. Semple	528,893	9,679	*	*
J. Michael Stice	32,562	19,000	*	*
John P. Surma	61,119	62,720	*	*
Named Executive Officers
Michael J. Hennigan	267,233	245,156	*	*
John J. Quaid	26,156	42,342	*	*
Suzanne Gagle	60,011	165,254	*	*
Gregory S. Floerke	80,690	36,594	*	*
Thomas Kaczynski	18,561	13,707	*	*
Timothy J. Aydt	34,487	23,719	*	*
All Current Directors and Executive Officers as a group (14 individuals)	1,408,511	763,548	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.
MPLX Common Unit beneficial ownership amounts include:
•Phantom unit awards, which settle in common units upon a director’s retirement from service on the Board, as follows: Ms. Breves, 1,249; Mr. Helms, 45,622; Mr. Peiffer, 41,271; Mr. Sandman, 45,622; Mr. Semple, 35,599; Mr. Stice, 31,862; Mr. Surma, 53,619.
•Phantom unit awards, which may be forfeited under certain conditions, as follows: Mr. Hennigan, 138,863; Mr. Quaid, 14,310; Ms. Gagle, 29,312; Mr. Floerke, 51,598; Mr. Kaczynski, 8,358; Mr. Aydt, 15,088; Ms. Mannen, 47,162.
•Common units indirectly beneficially held in trust as follows: Mr. Peiffer, 68,497; Mr. Semple, 444,517; Mr. Stice, 700.

MPC Common Stock beneficial ownership amounts include:
•All stock options exercisable within 60 days of February 1, 2023 as follows: Mr. Quaid, 13,241; Ms. Gagle, 120,040; Mr. Floerke, 8,189; Mr. Kaczynski, 5.323; Mr. Aydt, 4,913; all other executive officers, 12,265.
•Shares of common stock indirectly beneficially held in trust as follows: Mr. Peiffer, 63,394; Mr. Surma, 10,000.
•Restricted stock unit awards, which vest upon the director’s retirement from service on the MPC Board, as follows: Mr. Semple, 9,679; Mr. Stice, 19,000; Mr. Surma, 52,720.
•Restricted stock unit awards, which may be forfeited under certain conditions, as follows: Mr. Hennigan, 156,663; Mr. Quaid, 6,612; Ms. Gagle, 13,849; Mr. Floerke, 7,115; Mr. Kaczynski, 3,987; Mr. Aydt, 6,936; Ms. Mannen, 47,401; all other executives, 10,572.
Security Ownership of Certain Beneficial Owners
The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2022:

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests

Marathon Petroleum Corporation 539 S. Main Street Findlay, Ohio 45840	647,415,452	64.7%
The Blackstone Group Inc. 345 Park Avenue New York, New York 10154	50,516,528	5.0%

Percent of Common Units is based on 1,001,043,931 MPLX common units outstanding as of February 1, 2023.
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
The Blackstone Group Inc. Amounts derived from a Schedule 13G/A filed with the SEC on February 9, 2023. Per the Schedule 13G/A, the MPLX common units reported above reflect MPLX common units held by funds or accounts that may be deemed to be indirectly controlled by The Blackstone Group Inc. The sole holder of the Class C common stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022, with respect to common units that may be issued under the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) and the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	815,537	N/A	14,408,571
Equity compensation plans not approved by security holders	—	—	—
Total	815,537		14,408,571

Number of securities to be issued upon exercise of outstanding options, warrants and rights includes:
•772,056 phantom unit awards granted pursuant to the MPLX 2018 Plan and the MPLX 2012 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2022.
•43,481 units as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2022, pursuant to the MPLX 2018 Plan based on our common unit closing price ($32.84) on

December 30, 2022, the last trading day of the year. The number of units reported for this award vehicle may overstate dilution.
Weighted average exercise price of outstanding options, warrants and rights. There is no exercise price associated with phantom unit awards or performance unit awards.
Number of Securities Remaining Available reflects the common units available for issuance pursuant to the MPLX 2018 Plan. The number of units reported in this column assumes 112,120 as the maximum potential number of common units that could be issued in settlement of performance units outstanding as of December 31, 2022, pursuant to the MPLX 2018 Plan based on our common unit closing price ($32.84) on December 30, 2022, the last trading day of the year. The number of units assumed for this award vehicle may understate the number of common units available for issuance pursuant to the MPLX 2018 Plan.
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

Our Relationship with MPC
As of December 31, 2022, MPC owned through its affiliates 647,415,452 of our common units, representing approximately 65% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, various of our officers and directors also serve as officers and/or directors of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2022. Unless the context otherwise requires, references in the following discussion to “we” or “us” refer to our affiliates and us.
Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2022, we distributed to MPC approximately $1,871 million with respect to the common units it holds.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2022 was $2 million.
Transactions and Commercial and Other Agreements with MPC
We have multiple long-term, fee-based transportation and storage services agreements, as well as a variety of operating services agreements, management services agreements, licensing agreements, employee services agreements, omnibus agreements, a keep whole commodity agreement and a loan agreement with MPC and its consolidated subsidiaries. See Item 1. Business – Our L&S Contracts with MPC and Third Parties, Item 1. Business – Our G&P Contracts with MPC and Third Parties, and Item 8. Financial Statements and Supplementary Data – Note 6, for information regarding related party activities with MPC.
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
Auditor Fees
Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2022, and December 31, 2021:

(In thousands)	2022	2021
Audit	$5,545	$4,967
Audit-Related	—	—
Tax	1,619	1,575
All Other	7	10
Total	$7,171	$6,552

Audit fees for the years ended December 31, 2022, and December 31, 2021, were primarily for professional services rendered for the audit of the financial statements and of internal control over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.
Tax fees for the years ended December 31, 2022, and December 31, 2021, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.
All Other fees for the years ended December 31, 2022, and December 31, 2021, were for subscriptions and licenses for online accounting resources provided by PricewaterhouseCoopers LLP.

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
In 2022 and 2021, the Audit Committee pre-approved all audit, audit-related, tax and permissible non-audit services pursuant to this policy and did not use the de minimis exception.

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
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714
4.3	Description of Securities	10-K	4.3	2/26/2021	001-35714
10.1*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.2	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.3	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.4	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.5	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.6*	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.7*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Equity Award Terms	10-K	10.30	2/24/2017	001-35714
10.8	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.9	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714
10.10	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
10.11	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714
10.12	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.13*	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.3	10/30/2017	001-35714
10.14+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.15+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.16	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.17+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.18	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.19*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.20*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.21*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms	10-K	10.79	2/28/2019	001-35714
10.22*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.23	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC.	8-K	10.2	8/1/2019	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.24	Fourth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.102	2/28/2020	001-35714
10.25	Fifth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.103	2/28/2020	001-35714
10.26	Sixth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.2	11/6/2020	001-35714
10.27	Seventh Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.3	8/2/2022	001-35714
10.28*	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPLX Officer	10-Q	10.1	5/7/2020	001-35714
10.29*	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPC Officer	10-Q	10.2	5/7/2020	001-35714
10.30*	Form of 2020 MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPLX Officer	10-Q	10.3	5/7/2020	001-35714
10.31*	Form of MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPC Officer	10-Q	10.4	5/7/2020	001-35714
10.32	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.	10-Q	10.1	8/3/2020	001-35714
10.33	Terminal Services Agreement, dated as of November 1, 2020, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto.	8-K	10.1	11/5/2020	001-35714
10.34	Amendment to Amended and Restated Transportation Services Agreement, executed as of September 10, 2020, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.3	11/6/2020	001-35714
10.35	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC	10-Q	10.5	11/6/2020	001-35714
10.36*	Form of 2021 MPLX Phantom Unit Award Agreement	10-K	10.105	2/26/2021	001-35714
10.37	Amendment to Amended and Restated Transportation Services Agreement, executed as of February 15, 2021, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.106	2/26/2021	001-35714
10.38	Fourth Amendment to the Terminal Services Agreement, dated as of July 31, 2021, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	11/2/2021	001-35714
10.39*	Form of 2022 MPLX Phantom Unit Award Agreement	10-Q	10.1	5/3/2022	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.40*	CEO Phantom Unit Award Agreement, as Amended	10-Q	10.2	5/3/2022	001-35714
10.41*	CEO Performance Unit Award Agreement – 2020-2022 Performance Cycle, as Amended	10-Q	10.3	5/3/2022	001-35714
10.42	Master Amendment to Transportation Services Agreements, dated as of June 30, 2022, by and among Marathon Petroleum Company LP, Marathon Petroleum Supply and Trading LLC, Marathon Pipe Line LLC and Ohio River Pipe Line LLC	8-K	10.1	7/7/2022	001-35714
10.43
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
		8-K	10.1	7/12/2022	001-35714
10.44	First Amendment to Transportation Services Agreement (Garyville Products System), between Marathon Petroleum Company LP and Marathon Pipe Line LLC					X
10.45*	Form of 2023 MPLX Phantom Unit Award Agreement					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 23, 2023	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Kelly D. Wright
Kelly D. Wright Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2023 on behalf of the registrant and in the capacities indicated.

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
Christine S. Breves

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

By:	/s/ Michael J. Hennigan	February 23, 2023
Michael J. Hennigan Attorney-in-Fact