Form 10-Q
period 2023-03-31
MPLX LP
filed 2023-05-02
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

MPLX LP had 1,001,168,883 common units outstanding as of April 26, 2023.

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

Part I—Financial Information
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2023	2022
Revenues and other income:
Service revenue	$605	$554
Service revenue - related parties	953	915
Service revenue - product related	79	123
Rental income	61	91
Rental income - related parties	202	165
Product sales	420	497
Product sales - related parties	70	45
Sales-type lease revenue	34	—
Sales-type lease revenue - related parties	125	111
Income from equity method investments	134	99
Other income (loss)	3	(17)
Other income - related parties	27	27
Total revenues and other income	2,713	2,610
Costs and expenses:
Cost of revenues (excludes items below)	308	287
Purchased product costs	406	467
Rental cost of sales	20	37
Rental cost of sales - related parties	7	15
Purchases - related parties	361	319
Depreciation and amortization	296	313
General and administrative expenses	89	78
Other taxes	30	34
Total costs and expenses	1,517	1,550
Income from operations	1,196	1,060
Related-party interest and other financial costs	—	4
Interest expense, net of amounts capitalized	224	198
Other financial costs	19	20
Income before income taxes	953	838
Provision for income taxes	1	5
Net income	952	833
Less: Net income attributable to noncontrolling interests	9	8
Net income attributable to MPLX LP	943	825
Less: Series A preferred unitholders interest in net income	23	21
Less: Series B preferred unitholders interest in net income	5	11
Limited partners' interest in net income attributable to MPLX LP	$915	$793
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.91	$0.78
Common - diluted	$0.91	$0.78
Weighted average limited partner units outstanding:
Common - basic	1,001	1,015
Common - diluted	1,001	1,015

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$952	$833
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	4	9
Comprehensive income	956	842
Less comprehensive income attributable to:
Noncontrolling interests	9	8
Comprehensive income attributable to MPLX LP	$947	$834

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$393	$238
Receivables, net	714	737
Current assets - related parties	701	729
Inventories	141	148
Other current assets	63	53
Total current assets	2,012	1,905
Equity method investments	4,144	4,095
Property, plant and equipment, net	18,758	18,848
Intangibles, net	673	705
Goodwill	7,645	7,645
Right of use assets, net	274	283
Noncurrent assets - related parties	1,212	1,225
Other noncurrent assets	954	959
Total assets	35,672	35,665

Liabilities
Accounts payable	139	224
Accrued liabilities	266	269
Current liabilities - related parties	327	343
Accrued property, plant and equipment	158	128
Long-term debt due within one year	1	988
Accrued interest payable	192	237
Operating lease liabilities	45	46
Other current liabilities	184	166
Total current liabilities	1,312	2,401
Long-term deferred revenue	233	219
Long-term liabilities - related parties	338	338
Long-term debt	20,393	18,808
Deferred income taxes	13	13
Long-term operating lease liabilities	221	230
Other long-term liabilities	114	142
Total liabilities	22,624	22,151
Commitments and contingencies (see Note 14)
Series A preferred units (30 million and 30 million units issued and outstanding)	968	968

Equity
Common unitholders - public (354 million and 354 million units issued and outstanding)	8,459	8,413
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	3,388	3,293
Series B preferred units (0.0 million and 0.6 million units issued and outstanding)	—	611
Accumulated other comprehensive loss	(4)	(8)
Total MPLX LP partners’ capital	11,843	12,309
Noncontrolling interests	237	237
Total equity	12,080	12,546
Total liabilities, preferred units and equity	$35,672	$35,665

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating activities:
Net income	$952	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	17	18
Depreciation and amortization	296	313
Deferred income taxes	—	4
Loss on disposal of assets	—	18
Income from equity method investments	(134)	(99)
Distributions from unconsolidated affiliates	140	120
Change in fair value of derivatives	(5)	(9)
Changes in:
Receivables	38	(87)
Inventories	(2)	(7)
Accounts payable and accrued liabilities	(130)	73
Assets/liabilities - related parties	44	(112)
Right of use assets/operating lease liabilities	(1)	(1)
Deferred revenue	3	16
All other, net	9	45
Net cash provided by operating activities	1,227	1,125
Investing activities:
Additions to property, plant and equipment	(169)	(169)
Disposal of assets	—	3
Investments in unconsolidated affiliates	(51)	(110)
Net cash used in investing activities	(220)	(276)
Financing activities:
Long-term debt borrowings	1,589	2,385
Long-term debt repayments	(1,000)	(1,201)
Related party debt borrowings	—	1,849
Related party debt repayments	—	(2,976)
Debt issuance costs	(15)	(16)
Unit repurchases	—	(100)
Redemption of Series B preferred units	(600)	—
Distributions to noncontrolling interests	(10)	(9)
Distributions to Series A preferred unitholders	(23)	(21)
Distributions to Series B preferred unitholders	(21)	(21)
Distributions to unitholders and general partner	(777)	(716)
Contributions from MPC	8	10
All other, net	(3)	(4)
Net cash used in financing activities	(852)	(820)
Net change in cash, cash equivalents and restricted cash	155	29
Cash, cash equivalents and restricted cash at beginning of period	238	13
Cash, cash equivalents and restricted cash at end of period	$393	$42

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	287	506	11	—	8	812	21
Unit repurchases	(100)	—	—	—	—	(100)	—
Distributions	(260)	(456)	(21)	—	(9)	(746)	(21)
Contributions	—	10	—	—	—	10	—
Other	(1)	—	—	9	—	8	—
Balance at March 31, 2022	$8,505	$2,698	$601	$(8)	$240	$12,036	$965

Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	323	592	5	—	9	929	23
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(275)	(502)	(21)	—	(10)	(808)	(23)
Contributions	—	8	—	—	—	8	—
Other	—	—	—	4	1	5	—
Balance at March 31, 2023	$8,459	$3,388	$—	$(4)	$237	$12,080	$968

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

2. Accounting Standards

Not Yet Adopted
ASU 2023-01, Leases (Topic 842): Common Control Arrangements
In March 2023, the FASB issued an ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the application of this ASU to have a material impact on our consolidated financial statements or financial disclosures.

3. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		March 31,	March 31,	December 31,
(In millions, except ownership percentages)	VIE	2023	2023	2022
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$176	$177
Illinois Extension Pipeline Company, L.L.C.		35%	243	236
LOOP LLC		41%	292	287
MarEn Bakken Company LLC(1)		25%	466	475
Minnesota Pipe Line Company, LLC		17%	177	178
Whistler Pipeline LLC		38%	217	211
Other(2)	X		289	269
Total L&S			1,860	1,833
G&P
Centrahoma Processing LLC		40%	129	131
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C	X	67%	336	335
MarkWest Torñado GP, L.L.C.	X	60%	312	306
MarkWest Utica EMG, L.L.C.	X	58%	692	669
Rendezvous Gas Services, L.L.C.	X	78%	135	137
Sherwood Midstream Holdings LLC	X	51%	122	125
Sherwood Midstream LLC	X	50%	509	512
Other(2)	X		49	47
Total G&P			2,284	2,262
Total			$4,144	$4,095
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL.
(2)    Some investments included within Other have also been deemed to be VIEs.

For those entities that have been deemed to be VIEs, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. While we have the ability to exercise influence through participation in the management committees which make all significant decisions, we have equal influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest. As such, we have determined that these entities should not be consolidated and applied the equity method of accounting with respect to our investments in each entity.

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of March 31, 2023, MPLX had a 24.54 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2023. See Note 14 for information on our Guarantees related to indebtedness of equity method investees.

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

Related Party Loan

MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC. Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable on July 31, 2024, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 11.

There was no activity on the MPC Loan Agreement for the three months ended March 31, 2023.

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline and trucking transportation services based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

MPLX also has operating agreements with MPC under which it receives a fee for operating MPC’s retained pipeline assets and a fixed annual fee for providing oversight and management services required to run the marine business. MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. Amounts earned under these agreements are classified as Other income - related parties in the Consolidated Statements of Income.

Certain product sales to MPC net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2023 and March 31, 2022, these sales totaled $198 million and $293 million, respectively.

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

For the three months ended March 31, 2023 and March 31, 2022, General and administrative expenses incurred from MPC totaled $64 million and $55 million, respectively.

Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three months ended March 31, 2023 and March 31, 2022, these charges totaled $10 million and $19 million, respectively.

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

(In millions)	March 31, 2023	December 31, 2022
Current assets - related parties
Receivables	$559	$610
Lease receivables	121	111
Prepaid	17	5
Other	4	3
Total	701	729
Noncurrent assets - related parties
Long-term lease receivables	865	883
Right of use assets	228	228
Unguaranteed residual asset	95	87
Long-term receivables	24	27
Total	1,212	1,225
Current liabilities - related parties
MPC loan agreement and other payables(1)	239	262
Deferred revenue	87	80
Operating lease liabilities	1	1
Total	327	343
Long-term liabilities - related parties
Long-term operating lease liabilities	227	228
Long-term deferred revenue	111	110
Total	$338	$338
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of March 31, 2023 or December 31, 2022.

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value. Sales to related parties for the three months ended March 31, 2023 and March 31, 2022 were $5 million and $8 million, respectively.

5. Equity

The changes in the number of common units during the three months ended March 31, 2023 are summarized below:

(In units)	Common Units
Balance at December 31, 2022	1,001,020,616
Unit-based compensation awards	142,742
Balance at March 31, 2023	1,001,163,358

Unit Repurchase Program

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

No units were repurchased during the three months ended March 31, 2023. As of March 31, 2023, we had $846 million remaining under the unit repurchase authorization.

Redemption of the Series B Preferred Units

On February 15, 2023, MPLX exercised its right to redeem all 600,000 outstanding units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B preferred units”). MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit.

Distributions on the Series B preferred units were payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. In accordance with these terms, MPLX made a final cash distribution of $21 million to Series B preferred unitholders on February 15, 2023, in conjunction with the redemption.

The changes in the Series B preferred unit balance during the three months ended March 31, 2023 and March 31, 2022 are included in the Consolidated Statements of Equity within Series B preferred units.

Distributions

On April 25, 2023, MPLX declared a cash distribution for the first quarter of 2023, totaling $776 million, or $0.775 per common unit. This distribution will be paid on May 15, 2023 to common unitholders of record on May 5, 2023. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2023 and 2022 are summarized below:

(Per common unit)	2023	2022
March 31,	$0.775	$0.705

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three months ended March 31, 2023 and March 31, 2022. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2023	2022
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$776	$713
Series A preferred unit distributions	23	21
Series B preferred unit distributions(1)	5	11
Total cash distributions declared	$804	$745
(1) Represents the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the three months ended March 31, 2023.

6. Net Income Per Limited Partner Unit

Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.

During the three months ended March 31, 2023 and March 31, 2022, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units and Series B preferred units and had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2023 and March 31, 2022 were less than 1 million.

	Three Months Ended March 31,
(In millions)	2023	2022
Net income attributable to MPLX LP	$943	$825
Less: Distributions declared on Series A preferred units	23	21
Distributions declared on Series B preferred units	5	11
Limited partners’ distributions declared on MPLX common units (including common units of general partner)	776	713
Undistributed net gain attributable to MPLX LP	$139	$80

	Three Months Ended March 31, 2023
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$776	$23	$5	$804
Undistributed net gain attributable to MPLX LP	135	4	—	139
Net income attributable to MPLX LP(1)	911	$27	$5	943
Impact of redemption of Series B preferred units	(5)			(5)
Income available to common unitholders	$906			$938
Weighted average units outstanding:
Basic	1,001
Diluted	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.91
Diluted	$0.91
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

7. Segment Information

MPLX’s chief operating decision maker (“CODM”) is the chief executive officer of its general partner. The CODM reviews MPLX’s discrete financial information, makes operating decisions, assesses financial performance and allocates resources on a type of service basis. MPLX has two reportable segments: L&S and G&P. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•L&S – gathers, transports, stores and distributes crude oil, refined products, other hydrocarbon-based products and renewables. Also includes the operation of refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities, and storage caverns.
•G&P – gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs.

Our CODM evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) gain on sales-type leases; (vi) impairment expense; (vii) noncontrolling interests; and (viii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended March 31,
(In millions)	2023	2022
L&S
Service revenue	$1,033	$983
Rental income	212	175
Product related revenue	5	4
Sales-type lease revenue	125	111
Income from equity method investments	71	52
Other income	14	12
Total segment revenues and other income(1)	1,460	1,337
Segment Adjusted EBITDA(2)	1,026	904
Capital expenditures	68	77
Investments in unconsolidated affiliates	15	68
G&P
Service revenue	525	486
Rental income	51	81
Product related revenue	564	661
Sales-type lease revenue	34	—
Income from equity method investments	63	47
Other income (loss)	16	(2)
Total segment revenues and other income(1)	1,253	1,273
Segment Adjusted EBITDA(2)	493	489
Capital expenditures	123	95
Investments in unconsolidated affiliates	$36	$42
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $170 million and $135 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Third party revenues for the G&P segment were $1,166 million and $1,212 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.

The table below provides a reconciliation between Net income and Segment Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2023	2022
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$1,026	$904
G&P Segment Adjusted EBITDA	493	489
Total reportable segments	1,519	1,393
Depreciation and amortization(1)	(296)	(313)
Interest and other financial costs	(243)	(222)
Income from equity method investments	134	99
Distributions/adjustments related to equity method investments	(153)	(132)
Adjusted EBITDA attributable to noncontrolling interests	10	9
Other(2)	(19)	(1)
Net income	$952	$833
(1)    Depreciation and amortization attributable to L&S was $129 million and $130 million for the three months ended March 31, 2023 and March 31, 2022 , respectively. Depreciation and amortization attributable to G&P was $167 million and $183 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation, provision for income taxes, and other miscellaneous items.

8. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	March 31, 2023			December 31, 2022
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,476	$3,673	$8,803	$12,416	$3,554	$8,862
G&P	13,607	3,652	9,955	13,495	3,509	9,986
Total	$26,083	$7,325	$18,758	$25,911	$7,063	$18,848

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $3 million and $2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

9. Fair Value Measurements

Fair Values – Recurring

The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by fair value hierarchy level.

	March 31, 2023		December 31, 2022
(In millions)	Asset	Liability	Asset	Liability
Commodity contracts (Level 2)
Other current assets / Other current liabilities	$2	$—	$—	$—
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	—	11	—	10
Other noncurrent assets / Other long-term liabilities	—	47	—	51
Total carrying value in Consolidated Balance Sheets	$2	$58	$—	$61

Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs.

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.58 to $1.55 per gallon with a weighted average of $0.77 per gallon and (2) the probability of renewal of 100 percent for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2023	2022
Beginning balance	$(61)	$(108)
Unrealized and realized gain included in Net Income(1)	—	4
Settlements	3	5
Ending balance	$(58)	$(99)

The amount of total gain/(loss) for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$—	$5
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

The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	March 31, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$19,167	$20,517	$18,095	$19,905
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.

10. Derivatives

As of March 31, 2023, MPLX had the following outstanding commodity contracts that were executed to manage the price risk associated with sales of propane during 2023:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity
Propane (gal)	Short	33,970,000

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 9. As of March 31, 2023 and December 31, 2022, the estimated fair value of this contract was a liability of $58 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2023 and December 31, 2022, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

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

	Three Months Ended March 31,
(In millions)	2023	2022
Product sales:
Unrealized gain	$2	$—
Product sales derivative gain	2	—
Purchased product costs:
Realized loss	(3)	(5)
Unrealized gain	3	9
Purchased product cost derivative gain	—	4
Total derivative gain included in Net income	$2	$4

11. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2023	December 31, 2022
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	20,657	20,046
Consolidated subsidiaries:
MarkWest	12	23
ANDX	31	31
Financing lease obligations	7	8
Total	20,707	20,108
Unamortized debt issuance costs	(130)	(117)
Unamortized discount	(183)	(195)
Amounts due within one year	(1)	(988)
Total long-term debt due after one year	$20,393	$18,808

Credit Agreement

MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and, among other things, provides for a $2 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.

There was no activity on the MPLX Credit Agreement during the three months ended March 31, 2023.

Fixed Rate Senior Notes

MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2024 and 2058 with interest rates ranging from 1.750 percent to 5.650 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

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

On February 15, 2023, MPLX used $600 million of the net proceeds to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds from the issuance of the 2033 Senior Notes and 2053 Senior Notes discussed above, and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest. The redemption resulted in a loss of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs for the three months ended March 31, 2023, which is included on the Consolidated Statements of Income as Other financial costs.

12. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$83	$522	$605
Service revenue - related parties	950	3	953
Service revenue - product related	—	79	79
Product sales	2	418	420
Product sales - related parties	3	67	70
Total revenues from contracts with customers	$1,038	$1,089	2,127
Non-ASC 606 revenue(1)			586
Total revenues and other income			$2,713

	Three Months Ended March 31, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$72	$482	$554
Service revenue - related parties	911	4	915
Service revenue - product related	—	123	123
Product sales	1	496	497
Product sales - related parties	3	42	45
Total revenues from contracts with customers	$987	$1,147	2,134
Non-ASC 606 revenue(1)			476
Total revenues and other income			$2,610
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income.

Contract Balances

Our receivables are primarily associated with customer contracts. Payment terms vary by product or service type, however the period between invoicing and payment is not significant. Included within the receivables are balances related to commodity sales on behalf of our producer customers, for which we remit the net sales price back to the producer customers upon completion of the sale. These balances are included in Receivables, net on the Consolidated Balance Sheets.

Under certain of our contracts, we recognize revenues in excess of billings which we present as contract assets. Contract assets typically relate to deficiency payments related to minimum volume commitments and aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in Other current assets and Other noncurrent assets on the Consolidated Balance Sheets.

Under certain of our contracts, we receive payments in advance of satisfying our performance obligations, which are recorded as contract liabilities. Contract liabilities, which we present as Deferred revenue and Long-term deferred revenue, typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. Related to minimum volume commitments, breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.

The tables below reflect the changes in ASC 606 contract balances for the three-month periods ended March 31, 2023 and March 31, 2022:

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2023
Contract assets	$21	$(5)	$—	$16
Long-term contract assets	1	(1)	—	—
Deferred revenue	57	2	(14)	45
Deferred revenue - related parties	63	32	(26)	69
Long-term deferred revenue	216	15	—	231
Long-term deferred revenue - related parties	25	1	—	26
Contract liabilities	—	1	—	1
Long-term contract liabilities	$2	$(2)	$—	$—

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2022
Contract assets	$25	$(18)	$—	$7
Long-term contract assets	2	—	—	2
Deferred revenue	56	11	(9)	58
Deferred revenue - related parties	60	34	(26)	68
Long-term deferred revenue	135	2	—	137
Long-term deferred revenue - related parties	31	—	—	31
Long-term contract liabilities	$5	$—	$—	$5
(1)     No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

As of March 31, 2023, unsatisfied performance obligations included in the Consolidated Balance Sheets are $370 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 21 years. A portion of this amount is not disclosed in the table below as it is deemed variable consideration due to volume variability. Additionally, we do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less.

(In millions)
2023	$1,346
2024	1,680
2025	1,589
2026	1,433
2027	1,312
2028 and thereafter	708
Total revenue on remaining performance obligations(1)(2)(3)	$8,068
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

13. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$270	$213
Income taxes paid	1	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	9	—
Net transfers of property, plant and equipment to lease receivable	$28	$10

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2023	2022
Additions to property, plant and equipment	$169	$169
Increase in capital accruals	22	3
Total capital expenditures	$191	$172

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

Accrued liabilities for remediation totaled $17 million at both March 31, 2023 and December 31, 2022. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

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

Guarantees related to indebtedness of equity method investees

We hold a 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The EIS has been delayed and the Army Corps currently expects to release a draft EIS in 2023.

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

If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Contractual Commitments and Contingencies

From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2023, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas emissions, diversity and inclusion and ESG reporting;
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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•general economic, political or regulatory developments, including inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewables, or taxation;
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
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products, or renewables;
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
•changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks, refined products, or renewables;
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
•the imposition of windfall profit taxes or maximum refining margin penalties on companies operating in the energy industry in California or other jurisdictions; and
•our ability to successfully achieve our ESG goals and targets within the expected timeframe, if at all.

For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

MPLX Overview

We are a diversified, large-cap master limited partnership formed by MPC in 2012 that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. The business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). The L&S segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The L&S segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The G&P segment provides gathering, processing and transportation of natural gas as well as the transportation, fractionation, storage and marketing of NGLs.

Significant Financial and Other Highlights

Significant financial highlights for the three months ended March 31, 2023 and March 31, 2022 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.
(1)    Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights

•Generated $1,227 million of net cash provided by operating activities, $1,268 million of distributable cash flow attributable to MPLX, and $1,005 million of adjusted free cash flow in the first quarter of 2023.
•Returned $821 million of capital to unitholders in the three months ended March 31, 2023, in the form of distributions.
•Announced a first quarter 2023 distribution of $0.7750 per common unit.
•Issued $1.6 billion of senior notes and used the proceeds to redeem all of the $0.6 billion outstanding Series B preferred units and $1.0 billion of senior notes due July 2023.

Current Economic Environment

In 2023, data indicates a slowed increase in inflation in the U.S. and globally. We cannot predict the effect of rising interest rates, the concern of a recession, and inflation and fuel prices on demand for our products and services. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, fostering a low-cost culture, and portfolio optimization. To the extent permitted by competition, regulation and our existing agreements, many of which provide for inflation-based adjustments, we have passed along a portion of our increased costs to our customers in the form of higher fees and expect to continue to do so in the future.

Non-GAAP Financial Information

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, adjusted free cash flow (“Adjusted FCF”), and Adjusted FCF after distributions. The amount of Adjusted EBITDA and DCF generated is considered by the board of directors of our general partner in approving MPLX’s cash distributions.

We define Adjusted EBITDA as net income adjusted for: (i) provision for income taxes; (ii) interest and other financial costs; (iii) depreciation and amortization; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) gain on sales-type leases; (vii) impairment expense; (viii) noncontrolling interests; and (ix) other adjustments, as applicable. We also use DCF, which we define as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment capital expenditures paid out; and (vi) other adjustments as deemed necessary.

We define Adjusted FCF as net cash provided by operating activities adjusted for: (i) net cash used in investing activities; (ii) cash contributions from MPC; and (iii) cash distributions to noncontrolling interests. We define Adjusted FCF after distributions as Adjusted FCF less base distributions to common and preferred unitholders.

We believe that the presentation of Adjusted EBITDA, DCF, Adjusted FCF and Adjusted FCF after distributions provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to Adjusted FCF and Adjusted FCF after distributions is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see Results of Operations. For a reconciliation of Adjusted FCF and Adjusted FCF after distributions to their most directly comparable measure calculated and presented in accordance with GAAP, see Liquidity and Capital Resources.

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

Results of Operations

The following tables and discussion summarize our results of operations, including a reconciliation of Adjusted EBITDA and DCF from Net income and Net cash provided by operating activities, to the most directly comparable GAAP financial measures. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Revenues and other income:
Total revenues and other income	$2,713	$2,610	$103
Costs and expenses:
Cost of revenues (excludes items below)	308	287	21
Purchased product costs	406	467	(61)
Rental cost of sales	20	37	(17)
Rental cost of sales - related parties	7	15	(8)
Purchases - related parties	361	319	42
Depreciation and amortization	296	313	(17)
General and administrative expenses	89	78	11
Other taxes	30	34	(4)
Total costs and expenses	1,517	1,550	(33)
Income from operations	1,196	1,060	136
Related-party interest and other financial costs	—	4	(4)
Interest expense, net of amounts capitalized	224	198	26
Other financial costs	19	20	(1)
Income before income taxes	953	838	115
Provision for income taxes	1	5	(4)
Net income	952	833	119
Less: Net income attributable to noncontrolling interests	9	8	1
Net income attributable to MPLX LP	943	825	118

Adjusted EBITDA attributable to MPLX LP(1)	1,519	1,393	126
DCF attributable to MPLX(1)	$1,268	$1,210	$58
(1)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$952	$833	$119
Provision for income taxes	1	5	(4)
Interest and other financial costs	243	222	21
Income from operations	1,196	1,060	136
Depreciation and amortization	296	313	(17)
Income from equity method investments	(134)	(99)	(35)
Distributions/adjustments related to equity method investments	153	132	21
Other(1)	18	(4)	22
Adjusted EBITDA	1,529	1,402	127
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)
Adjusted EBITDA attributable to MPLX LP	1,519	1,393	126
Deferred revenue impacts	12	24	(12)
Sales-type lease payments, net of income	4	5	(1)
Net interest and other financial costs(2)	(217)	(204)	(13)
Maintenance capital expenditures, net of reimbursements	(44)	(14)	(30)
Equity method investment maintenance capital expenditures paid out	(5)	(3)	(2)
Other	(1)	9	(10)
DCF attributable to MPLX LP	1,268	1,210	58
Preferred unit distributions	(28)	(32)	4
DCF attributable to GP and LP unitholders	$1,240	$1,178	$62
(1)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation and other miscellaneous items.
(2)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,227	$1,125	$102
Changes in working capital items	48	118	(70)
All other, net	(9)	(45)	36
Loss on extinguishment of debt	9	—	9
Net interest and other financial costs(1)	217	204	13
Other adjustments to equity method investment distributions	13	12	1
Other	24	(12)	36
Adjusted EBITDA	1,529	1,402	127
Adjusted EBITDA attributable to noncontrolling interests	(10)	(9)	(1)
Adjusted EBITDA attributable to MPLX LP	1,519	1,393	126
Deferred revenue impacts	12	24	(12)
Sales-type lease payments, net of income	4	5	(1)
Net interest and other financial costs(1)	(217)	(204)	(13)
Maintenance capital expenditures, net of reimbursements	(44)	(14)	(30)
Equity method investment maintenance capital expenditures paid out	(5)	(3)	(2)
Other	(1)	9	(10)
DCF attributable to MPLX LP	1,268	1,210	58
Preferred unit distributions	(28)	(32)	4
DCF attributable to GP and LP unitholders	$1,240	$1,178	$62
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Total revenues and other income increased $103 million in the first quarter of 2023 compared to the same period of 2022. The increase was driven by higher throughput and rate escalations across the business and a $35 million increase in income from equity method investments. The increases were partially offset by a decrease in product sales revenue as a result of lower NGL prices during the first quarter of 2023 as compared to the same period of 2022.

Cost of revenues increased $21 million and rental cost of sales (including related party) decreased $25 million in the first quarter of 2023 compared to the same period of 2022. These offsetting variances reflect the modification of a gathering and compression agreement in the third quarter of 2022 (“Third-Party Lease Modification”) which resulted in a change in the presentation of expenses from rental cost of sales to cost of revenues.

Purchased product costs decreased $61 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to lower prices of $157 million in the Southwest and Southern Appalachia, partially offset by higher volumes in the Southwest of $82 million and increase of $6 million due to changes in the fair value of our embedded derivative.

Purchases - related parties increased $42 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to higher related-party purchased product costs and higher transportation costs.

Depreciation and amortization decreased $17 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the first quarter of 2022.

Interest expense, net of amounts capitalized increased $26 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to refinancing debt with fixed rate debt at higher interest rates in 2022 and 2023. These increases were partially offset by lower variable rate interest in 2023. Refer to the Liquidity and Capital Resources section for further information.

Segment Results

We classify our business in the following reportable segments: L&S and G&P. We evaluate the performance of our segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) gain on sales-type leases; (vi) impairment expense; (vii) noncontrolling interests; and (viii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three months ended March 31, 2023 and March 31, 2022.

L&S Segment
First Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Service revenue	$1,033	$983	$50
Rental income	212	175	37
Product related revenue	5	4	1
Sales-type lease revenue	125	111	14
Income from equity method investments	71	52	19
Other income	14	12	2
Total segment revenues and other income	1,460	1,337	123
Cost of revenues	135	141	(6)
Purchases - related parties	244	239	5
Depreciation and amortization	129	130	(1)
General and administrative expenses	49	43	6
Other taxes	19	21	(2)
Total costs and expenses	576	574	2

Segment Adjusted EBITDA	1,026	904	122
Capital expenditures	68	77	(9)
Investments in unconsolidated affiliates(1)	$15	$68	$(53)
(1)    The three months ended March 31, 2022 includes a contribution of $60 million to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Service revenue increased $50 million in the first quarter of 2023 compared to the same period of 2022. This was primarily driven by increased pipeline and terminal throughput, higher pipeline tariff rates and $5 million from refining logistics fee escalations. These increases were partially offset by a decrease of $31 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $37 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to an increase of $20 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC after the first quarter of 2022. There was also increased revenue of $9 million from refining logistics primarily due to fee escalations.

Sales-type lease revenue - related parties increased $14 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to an increase of $11 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC, as well as from fee escalations.

Income from equity methods investments increased $19 million in the first quarter of 2023 compared to the same period of 2022. This was primarily driven by increased throughput on equity method investment pipeline systems.

Cost of revenues decreased $6 million due to environmental response and remediation costs incurred in the first quarter of 2022. This decrease was partially offset by pipeline imbalance losses and increased energy costs.

L&S Operating Data

	Three Months Ended March 31,
	2023	2022
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,642	3,380
Product pipelines	1,988	1,956
Total pipelines	5,630	5,336

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.93	$0.93
Product pipelines	0.85	0.82
Total pipelines	$0.90	$0.89

Terminal throughput (mbpd)	3,091	2,941

Marine Assets (number in operation)(2)
Barges	298	296
Towboats	23	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

G&P Segment
First Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Service revenue	$525	$486	$39
Rental income	51	81	(30)
Product related revenue	564	661	(97)
Sales-type lease revenue	34	—	34
Income from equity method investments	63	47	16
Other income/(loss)	16	(2)	18
Total segment revenues and other income	1,253	1,273	(20)
Cost of revenues	200	198	2
Purchased product costs	406	467	(61)
Purchases - related parties	117	80	37
Depreciation and amortization	167	183	(16)
General and administrative expenses	40	35	5
Other taxes	11	13	(2)
Total costs and expenses	941	976	(35)

Segment Adjusted EBITDA	493	489	4
Capital expenditures	123	95	28
Investments in unconsolidated affiliates	$36	$42	$(6)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Service revenue increased $39 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to higher throughput fee rates in the Marcellus and Rockies, increased revenue from minimum volume commitments, and higher volumes.

Rental income decreased $30 million and sales-type lease revenue increased $34 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to changes in the presentation of revenue between rental income and sales-type lease revenue as a result of the Third-Party Lease Modification in the third quarter of 2022.

Product related revenue decreased $97 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to lower prices across all regions of $197 million, partially offset by higher volumes in the Southwest of $100 million.

Income from equity methods investments increased $16 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to higher volumes associated with several of our joint ventures in the Utica. Additionally, new capacity came online in the Southwest region in the fourth quarter of 2022 driving higher volumes over the prior period.

Other income increased $18 million in the first quarter of 2023 compared to the same period of 2022 due to a loss on disposal of assets recognized in the first quarter of 2022.

Purchased product costs decreased $61 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to lower prices of $157 million in the Southwest and Southern Appalachia, partially offset by higher volumes in the Southwest of $82 million, an increase of $6 million due to changes in the fair value of our embedded derivative.

Purchases - related parties increased $37 million in the first quarter of 2023 compared to the same period of 2022. The increase is attributable to higher volumes and associated related-party purchased product costs in the Rockies and higher transportation costs from increased throughput in the Southwest.

Depreciation and amortization decreased $16 million in the first quarter of 2023 compared to the same period of 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the first quarter of 2022.

G&P Operating Data

(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,363	1,314	1,363	1,314
Utica Operations	—	—	2,460	1,813
Southwest Operations	1,381	1,307	1,816	1,476
Bakken Operations	156	147	156	147
Rockies Operations	442	394	564	526
Total gathering throughput	3,342	3,162	6,359	5,276

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,045	4,015	5,553	5,529
Utica Operations	—	—	494	423
Southwest Operations	1,401	1,384	1,720	1,541
Southern Appalachian Operations	230	224	230	224
Bakken Operations	154	143	154	143
Rockies Operations	454	407	454	407
Total natural gas processed	6,284	6,173	8,605	8,267

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	533	468	533	468
Utica Operations(3)	—	—	28	23
Southern Appalachian Operations	10	10	10	10
Bakken Operations	19	21	19	21
Rockies Operations	3	4	3	4
Total C2 + NGLs fractionated(4)	565	503	593	526

	Three Months Ended March 31,
	2023	2022
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.77	$4.57
C2 + NGL Pricing ($ per gallon)(5)	$0.77	$1.15
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
(4)     Purity ethane makes up approximately 246 mbpd and 184 mbpd of MPLX LP consolidated total fractionated products for the three months ended March 31, 2023 and March 31, 2022, respectively. Purity ethane makes up approximately 253 mbpd and 188 mbpd of MPLX Operated total fractionated products for the three months ended March 31, 2023 and March 31, 2022, respectively.
(5)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $393 million at March 31, 2023 and $238 million at December 31, 2022. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$1,227	$1,125
Investing activities	(220)	(276)
Financing activities	(852)	(820)
Total	$155	$29

Net cash provided by operating activities increased $102 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to improved results from operations and decreased working capital requirements in the first quarter of 2023 compared to the first quarter of 2022.

Net cash used in investing activities decreased $56 million in the first quarter of 2023 compared to the first quarter of 2022, due to lower contributions to equity method investments. Contributions to equity method investments for the 2022 quarter included a $60 million contribution to our Bakken Pipeline joint venture to fund our share of a scheduled debt repayment by the joint venture.

Net cash used in financing activities increased $32 million in the first quarter of 2023 compared to the first quarter of 2022. The increase in the use of cash was due to $63 million of higher distributions paid to unitholders during the first quarter of 2023 as compared to the same period of 2022, as a result of the 10 percent increase in our base distribution effective for the third quarter of 2022. Net repayments, including the redemption of the Series B preferred units, in the first quarter of 2023 as compared to net borrowings in the first quarter of 2022 resulted in an increased use of cash of $68 million. These increases were offset by decreased spending on the unit repurchase program of $100 million in the first quarter of 2023 compared to the first quarter of 2022.

Adjusted Free Cash Flow

The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities(1)	$1,227	$1,125
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(220)	(276)
Contributions from MPC	8	10
Distributions to noncontrolling interests	(10)	(9)
Adjusted free cash flow	1,005	850
Distributions paid to common and preferred unitholders	(821)	(758)
Adjusted free cash flow after distributions	$184	$92
(1)    The three months ended March 31, 2023 and March 31, 2022 include working capital builds of $48 million and $118 million, respectively.

Debt and Liquidity Overview

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

On February 15, 2023, MPLX used $600 million of the net proceeds to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds from the issuance of the 2033 Senior Notes and 2053 Senior Notes discussed above, and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest. The redemption resulted in a loss of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs for the three months ended March 31, 2023, which is included on the Consolidated Statements of Income as Other financial costs.

Our intention is to maintain an investment-grade credit profile. As of March 31, 2023, the credit ratings on our senior unsecured debt were as follows:

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

Our liquidity totaled $3.9 billion at March 31, 2023 consisting of:

	March 31, 2023
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement(1)	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			393
Total liquidity			$3,893
(1)     Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facilities and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. Our material future obligations include interest on debt, payments of debt principal, purchase obligations including contracts to acquire plant, property and equipment, and our operating leases and service agreements. We may also, from time to time, repurchase our senior notes or preferred units in the open market, in tender offers, in privately negotiated transactions or otherwise in such volumes, at market prices and upon such other terms as we deem appropriate and execute unit repurchases under our unit repurchase program. MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also consider utilizing other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2023, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.52 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

Equity and Preferred Units Overview

Unit Repurchase Program

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

No units were repurchased during the three months ended March 31, 2023. As of March 31, 2023, we had $846 million remaining under the repurchase authorization.

Redemption of the Series B Preferred Units

On February 15, 2023, MPLX exercised its right to redeem all 600,000 outstanding units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B preferred units”). MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit. See Note 5 to the unaudited consolidated financial statements for more information.

Distributions on the Series B preferred units were payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. In accordance with these terms, MPLX made a final cash distribution of $21 million to Series B preferred unitholders on February 15, 2023, in conjunction with the redemption.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $263 million per quarter, or $1,051 million per year, based on the number of common units outstanding at March 31, 2023.

On April 25, 2023, MPLX declared a cash distribution for the first quarter of 2023, totaling $776 million, or $0.775 per common unit. This distribution will be paid on May 15, 2023 to common unitholders of record on May 5, 2023. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

The allocation of total cash distributions is as follows for the three months ended March 31, 2023 and March 31, 2022. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions, except per unit data)	2023	2022
Distribution declared:
Limited partner units - public	$274	$257
Limited partner units - MPC	502	456
Total LP distribution declared	776	713
Series A preferred units	23	21
Series B preferred units	5	11
Total distribution declared	$804	$745

Quarterly cash distributions declared per limited partner common unit	$0.775	$0.705

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

MPLX’s initial capital investment plan for 2023 is $950 million, net of reimbursements, which includes growth capital of $800 million and maintenance capital of $150 million. Growth capital expenditures and investments in affiliates during the three months ended March 31, 2023 were primarily for gas processing plants and gathering projects in the Marcellus and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2023	2022
Capital expenditures:
Growth capital expenditures	$139	$148
Growth capital reimbursements(1)	(33)	(11)
Investments in unconsolidated affiliates	51	110
Capitalized interest	(3)	(2)
Total growth capital expenditures	154	245
Maintenance capital expenditures	52	24
Maintenance capital reimbursements	(8)	(10)
Total maintenance capital expenditures	44	14

Total growth and maintenance capital expenditures	198	259
Investments in unconsolidated affiliates(2)	(51)	(110)
Growth and maintenance capital reimbursements(3)	41	21
Increase in capital accruals	(22)	(3)
Capitalized interest	3	2
Additions to property, plant and equipment(2)	$169	$169
(1)    Growth capital reimbursements include reimbursements from customers and our Sponsor. Prior periods have been updated to reflect these reimbursements to conform to the current period presentation.
(2)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(3)    Growth capital reimbursements are included in changes in deferred revenue within operating activities in the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of March 31, 2023, our contractual cash obligations included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2023, our debt obligations increased by $600 million due to the issuance of Senior Notes and use of proceeds described above in Liquidity and Capital Resources-Debt and Liquidity Overview. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2022.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to guarantees that are described in Note 14 of the unaudited consolidated financial statements and indemnities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

Transactions with Related Parties

At March 31, 2023, MPC owned our non-economic general partnership interest and held approximately 65 percent of our outstanding common units.

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

The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended March 31,
	2023	2022
Total revenues and other income	50%	48%
Total costs and expenses	27%	24%

For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 4 to the unaudited consolidated financial statements in this report.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. There have been no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2023.

Critical Accounting Estimates

As of March 31, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Standards Not Yet Adopted

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Accounting standards are discussed in Note 2 of the unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2023, we did not have any open financial derivative instruments to hedge the economic risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2023 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2022.

Outstanding Derivative Contracts and Sensitivity Analysis

See Notes 9 and 10 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivative instruments, including the natural gas embedded derivative, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

Our open derivative positions at March 31, 2023 will expire at various times through 2023. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. Based on our open net positions at March 31, 2023, a 10 percent change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by $2.8 million. This analysis may differ from actual results.

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

(In millions)	Fair Value as of March 31, 2023(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2023(3)
Outstanding debt
Fixed-rate	$19,167	$1,626	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2023.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2023.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of March 31, 2023.

At March 31, 2023, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 9 in the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, MPLX has been negotiating a consent decree with the EPA with respect to multiple alleged violations of the National Emission Standards for Hazardous Air Pollutants by the Chapita, Coyote Wash, Island, River Bend and Wonsits Valley Compressor Stations in Utah as well as the Robinson Lake Gas Plant in North Dakota. On April 18, 2023 we entered into a consent decree with the EPA pursuant to which MPLX will pay a cash penalty of $2 million, incorporate additional remedial measures, and mitigate excess emissions associated with events covering MPLX gas plants and compressor stations located in Utah, North Dakota and Wyoming. The consent decree was lodged with the United States District Court of Utah on April 20, 2023 for court approval.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	First Amendment dated as of January 1, 2023 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX and MPC Investment LLC					X
10.2	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.45	2/23/2023	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 2, 2023	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)