Form 10-Q
period 2023-06-30
MPLX LP
filed 2023-08-01
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

MPLX LP had 1,001,216,867 common units outstanding as of July 26, 2023.

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

Part I—Financial Information
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2023	2022	2023	2022
Revenues and other income:
Service revenue	$635	$577	$1,240	$1,131
Service revenue - related parties	971	938	1,924	1,853
Service revenue - product related	60	118	139	241
Rental income	59	102	120	193
Rental income - related parties	203	198	405	363
Product sales	376	698	796	1,195
Product sales - related parties	34	51	104	96
Sales-type lease revenue	33	—	67	—
Sales-type lease revenue - related parties	125	114	250	225
Income from equity method investments	145	111	279	210
Other income (loss)	18	6	21	(11)
Other income - related parties	31	27	58	54
Total revenues and other income	2,690	2,940	5,403	5,550
Costs and expenses:
Cost of revenues (excludes items below)	348	323	656	610
Purchased product costs	354	663	760	1,130
Rental cost of sales	20	42	40	79
Rental cost of sales - related parties	9	19	16	34
Purchases - related parties	357	351	718	670
Depreciation and amortization	310	310	606	623
General and administrative expenses	89	82	178	160
Other taxes	28	33	58	67
Total costs and expenses	1,515	1,823	3,032	3,373
Income from operations	1,175	1,117	2,371	2,177
Related-party interest and other financial costs	—	1	—	5
Interest expense, net of amounts capitalized	226	212	450	410
Other financial costs	7	20	26	40
Income before income taxes	942	884	1,895	1,722
Provision for income taxes	—	—	1	5
Net income	942	884	1,894	1,717
Less: Net income attributable to noncontrolling interests	9	9	18	17
Net income attributable to MPLX LP	933	875	1,876	1,700
Less: Series A preferred unitholders interest in net income	23	21	46	42
Less: Series B preferred unitholders interest in net income	—	10	5	21
Limited partners' interest in net income attributable to MPLX LP	$910	$844	$1,825	$1,637
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.91	$0.83	$1.81	$1.61
Common - diluted	$0.91	$0.83	$1.81	$1.61
Weighted average limited partner units outstanding:
Common - basic	1,001	1,012	1,001	1,013
Common - diluted	1,001	1,012	1,001	1,014

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$942	$884	$1,894	$1,717
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	4	9
Comprehensive income	942	884	1,898	1,726
Less comprehensive income attributable to:
Noncontrolling interests	9	9	18	17
Comprehensive income attributable to MPLX LP	$933	$875	$1,880	$1,709

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$755	$238
Receivables, net	717	737
Current assets - related parties	654	729
Inventories	146	148
Other current assets	49	53
Total current assets	2,321	1,905
Equity method investments	4,124	4,095
Property, plant and equipment, net	18,692	18,848
Intangibles, net	641	705
Goodwill	7,645	7,645
Right of use assets, net	281	283
Noncurrent assets - related parties	1,199	1,225
Other noncurrent assets	970	959
Total assets	35,873	35,665

Liabilities
Accounts payable	128	224
Accrued liabilities	241	269
Current liabilities - related parties	336	343
Accrued property, plant and equipment	149	128
Long-term debt due within one year	1	988
Accrued interest payable	247	237
Operating lease liabilities	49	46
Other current liabilities	165	166
Total current liabilities	1,316	2,401
Long-term deferred revenue	268	219
Long-term liabilities - related parties	341	338
Long-term debt	20,405	18,808
Deferred income taxes	13	13
Long-term operating lease liabilities	228	230
Other long-term liabilities	113	142
Total liabilities	22,684	22,151
Commitments and contingencies (see Note 14)
Series A preferred units (30 million and 30 million units issued and outstanding)	968	968

Equity
Common unitholders - public (354 million and 354 million units issued and outstanding)	8,508	8,413
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	3,480	3,293
Series B preferred units (0 and 0.6 million units issued and outstanding)	—	611
Accumulated other comprehensive loss	(4)	(8)
Total MPLX LP partners’ capital	11,984	12,309
Noncontrolling interests	237	237
Total equity	12,221	12,546
Total liabilities, preferred units and equity	$35,873	$35,665

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Operating activities:
Net income	$1,894	$1,717
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	29	36
Depreciation and amortization	606	623
Deferred income taxes	(1)	4
(Gain)/loss on disposal of assets	(13)	16
Income from equity method investments	(279)	(210)
Distributions from unconsolidated affiliates	331	258
Change in fair value of derivatives	(18)	(16)
Changes in:
Receivables	54	(131)
Inventories	(7)	(15)
Accounts payable and accrued liabilities	(95)	253
Assets/liabilities - related parties	123	—
Right of use assets/operating lease liabilities	2	—
Deferred revenue	35	41
All other, net	3	36
Net cash provided by operating activities	2,664	2,612
Investing activities:
Additions to property, plant and equipment	(432)	(294)
Acquisitions, net of cash acquired	—	(28)
Disposal of assets	18	67
Investments in unconsolidated affiliates	(77)	(156)
Net cash used in investing activities	(491)	(411)
Financing activities:
Long-term debt borrowings	1,589	2,385
Long-term debt repayments	(1,001)	(1,201)
Related party debt borrowings	—	2,824
Related party debt repayments	—	(4,274)
Debt issuance costs	(15)	(16)
Unit repurchases	—	(135)
Redemption of Series B preferred units	(600)	—
Distributions to noncontrolling interests	(19)	(19)
Distributions to Series A preferred unitholders	(46)	(42)
Distributions to Series B preferred unitholders	(21)	(21)
Distributions to unitholders and general partner	(1,553)	(1,430)
Contributions from MPC	13	17
All other, net	(3)	(4)
Net cash used in financing activities	(1,656)	(1,916)
Net change in cash, cash equivalents and restricted cash	517	285
Cash, cash equivalents and restricted cash at beginning of period	238	13
Cash, cash equivalents and restricted cash at end of period	$755	$298

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	323	592	5	—	9	929	23
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(275)	(502)	(21)	—	(10)	(808)	(23)
Contributions	—	8	—	—	—	8	—
Other	—	—	—	4	1	5	—
Balance at March 31, 2023	$8,459	$3,388	$—	$(4)	$237	$12,080	$968
Net income	322	588	—	—	9	919	23
Unit repurchases	—	—	—	—	—	—	—
Distributions	(274)	(502)	—	—	(9)	(785)	(23)
Contributions	—	5	—	—	—	5	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2023	$8,508	$3,480	$—	$(4)	$237	$12,221	$968

Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	287	506	11	—	8	812	21
Unit repurchases	(100)	—	—	—	—	(100)	—
Distributions	(260)	(456)	(21)	—	(9)	(746)	(21)
Contributions	—	10	—	—	—	10	—
Other	(1)	—	—	9	—	8	—
Balance at March 31, 2022	$8,505	$2,698	$601	$(8)	$240	$12,036	$965
Net income	304	540	10	—	9	863	21
Unit repurchases	(35)	—	—	—	—	(35)	—
Distributions	(257)	(457)	—	—	(10)	(724)	(21)
Contributions	—	2	—	—	—	2	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2022	8,518	2,784	611	(8)	239	12,144	965

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

3. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		June 30,	June 30,	December 31,
(In millions, except ownership percentages)	VIE	2023	2023	2022
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$176	$177
Illinois Extension Pipeline Company, L.L.C.		35%	241	236
LOOP LLC		41%	296	287
MarEn Bakken Company LLC(1)		25%	460	475
Minnesota Pipe Line Company, LLC		17%	176	178
Whistler Pipeline LLC		38%	213	211
Other(2)	X		289	269
Total L&S			1,851	1,833
G&P
Centrahoma Processing LLC		40%	123	131
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C	X	67%	344	335
MarkWest Torñado GP, L.L.C.	X	60%	310	306
MarkWest Utica EMG, L.L.C.	X	58%	693	669
Rendezvous Gas Services, L.L.C.	X	78%	133	137
Sherwood Midstream Holdings LLC	X	51%	119	125
Sherwood Midstream LLC	X	50%	507	512
Other(2)	X		44	47
Total G&P			2,273	2,262
Total			$4,124	$4,095
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

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2023. See Note 14 for information on our Guarantees related to indebtedness of equity method investees.

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

During the second quarter of 2023, several terminal and storage services agreements with MPC were amended for certain items, including exercise of a five-year renewal option, with terms now extending to 2028.

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

There was no activity on the MPC Loan Agreement for the six months ended June 30, 2023.

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

Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2023, these sales totaled $150 million and $348 million, respectively. For the three and six months ended June 30, 2022, these sales totaled $281 million and $574 million, respectively.

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

For the three and six months ended June 30, 2023, General and administrative expenses incurred from MPC totaled $61 million and $125 million, respectively. For the three and six months ended June 30, 2022, General and administrative expenses incurred from MPC totaled $58 million and $113 million, respectively.

Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and six months ended June 30, 2023, these charges totaled $18 million and $28 million, respectively. For the three and six months ended June 30, 2022, these charges totaled $19 million and $38 million, respectively.

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

(In millions)	June 30, 2023	December 31, 2022
Current assets - related parties
Receivables	$510	$610
Lease receivables	129	111
Prepaid	10	5
Other	5	3
Total	654	729
Noncurrent assets - related parties
Long-term lease receivables	844	883
Right of use assets	228	228
Unguaranteed residual asset	105	87
Long-term receivables	22	27
Total	1,199	1,225
Current liabilities - related parties
MPC loan agreement and other payables(1)	254	262
Deferred revenue	81	80
Operating lease liabilities	1	1
Total	336	343
Long-term liabilities - related parties
Long-term operating lease liabilities	226	228
Long-term deferred revenue	115	110
Total	$341	$338
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of June 30, 2023 or December 31, 2022.

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value.
5. Equity

The changes in the number of common units during the six months ended June 30, 2023 are summarized below:

(In units)	Common Units
Balance at December 31, 2022	1,001,020,616
Unit-based compensation awards	148,267
Balance at June 30, 2023	1,001,168,883

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

No units were repurchased during the three or six months ended June 30, 2023. As of June 30, 2023, we had $846 million remaining under the unit repurchase authorization.

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

The changes in the Series B preferred unit balance during the six months ended June 30, 2023 and June 30, 2022 are included in the Consolidated Statements of Equity within Series B preferred units.

Distributions

On July 25, 2023, MPLX declared a cash distribution for the second quarter of 2023, totaling $776 million, or $0.775 per common unit. This distribution will be paid on August 14, 2023 to common unitholders of record on August 4, 2023. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2023 and 2022 are summarized below:

(Per common unit)	2023	2022
March 31,	$0.775	$0.705
June 30,	0.775	0.705

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and six months ended June 30, 2023 and June 30, 2022. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$776	$714	$1,552	$1,427
Series A preferred unit distributions	23	21	46	42
Series B preferred unit distributions(1)	—	10	5	21
Total cash distributions declared	$799	$745	$1,603	$1,490
(1)    The six months ended June 30, 2023, includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.

6. Net Income Per Limited Partner Unit

Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.

During the three and six months ended June 30, 2023 and June 30, 2022, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2023 and June 30, 2022 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income attributable to MPLX LP	$933	$875	$1,876	$1,700
Less: Distributions declared on Series A preferred units	23	21	46	42
Distributions declared on Series B preferred units	—	10	5	21
Limited partners’ distributions declared on MPLX common units (including common units of general partner)	776	714	1,552	1,427
Undistributed net gain attributable to MPLX LP	$134	$130	$273	$210

	Three Months Ended June 30, 2023
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$776	$23	$799
Undistributed net gain attributable to MPLX LP	130	4	134
Net income attributable to MPLX LP(1)	906	$27	933
Weighted average units outstanding:
Basic	1,001
Diluted	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.91
Diluted	$0.91
(1)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Three Months Ended June 30, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$714	$21	$10	$745
Undistributed net gain attributable to MPLX LP	126	4	—	130
Net income attributable to MPLX LP(1)	$840	$25	$10	$875
Weighted average units outstanding:
Basic	1,012
Diluted	1,012
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.83
Diluted	$0.83
(1)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Six Months Ended June 30, 2023
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$1,552	$46	$5	$1,603
Undistributed net gain attributable to MPLX LP	265	8	—	273
Net income attributable to MPLX LP(1)	1,817	$54	$5	1,876
Impact of redemption of Series B preferred units	(5)			(5)
Income available to common unitholders	$1,812			$1,871
Weighted average units outstanding:
Basic	1,001
Diluted	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	1.81
Diluted	1.81
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

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
L&S
Service revenue	$1,060	$1,010	$2,093	$1,993
Rental income	210	208	422	383
Product related revenue	3	7	8	11
Sales-type lease revenue	125	114	250	225
Income from equity method investments	82	59	153	111
Other income	18	22	32	34
Total segment revenues and other income(1)	1,498	1,420	2,958	2,757
Segment Adjusted EBITDA(2)	1,022	966	2,048	1,870
Capital expenditures	110	81	178	158
Investments in unconsolidated affiliates	1	10	16	78
G&P
Service revenue	546	505	1,071	991
Rental income	52	92	103	173
Product related revenue	467	860	1,031	1,521
Sales-type lease revenue	33	—	67	—
Income from equity method investments	63	52	126	99
Other income	31	11	47	9
Total segment revenues and other income(1)	1,192	1,520	2,445	2,793
Segment Adjusted EBITDA(2)	509	491	1,002	980
Capital expenditures	143	95	266	190
Investments in unconsolidated affiliates	$25	$36	$61	$78
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $187 million and $357 million for the three and six months ended June 30, 2023, respectively, and $158 million and $293 million for the three and six months ended June 30, 2022, respectively. Third party revenues for the G&P segment were $1,139 million and $2,305 million for the three and six months ended June 30, 2023, respectively, and $1,454 million and $2,666 million for the three and six months ended June 30, 2022, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$1,022	$966	$2,048	$1,870
G&P Segment Adjusted EBITDA	509	491	1,002	980
Total reportable segments	1,531	1,457	3,050	2,850
Depreciation and amortization(1)	(310)	(310)	(606)	(623)
Interest and other financial costs	(233)	(233)	(476)	(455)
Income from equity method investments	145	111	279	210
Distributions/adjustments related to equity method investments	(190)	(152)	(343)	(284)
Adjusted EBITDA attributable to noncontrolling interests	10	10	20	19
Other(2)	(11)	1	(30)	—
Net income	$942	$884	$1,894	$1,717
(1)    Depreciation and amortization attributable to L&S was $140 million and $269 million for the three and six months ended June 30, 2023, respectively, and $129 million and $259 million for the three and six months ended June 30, 2022, respectively. Depreciation and amortization attributable to G&P was $170 million and $337 million for the three and six months ended June 30, 2023, respectively, and $181 million and $364 million for the three and six months ended June 30, 2022, respectively.
(2)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation, provision for income taxes, and other miscellaneous items.

8. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	June 30, 2023			December 31, 2022
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,575	$3,801	$8,774	$12,416	$3,554	$8,862
G&P	13,711	3,793	9,918	13,495	3,509	9,986
Total	$26,286	$7,594	$18,692	$25,911	$7,063	$18,848

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $4 million and $7 million for the three and six months ended June 30, 2023, respectively, and $3 million and $5 million for the three and six months ended June 30, 2022, respectively.

9. Fair Value Measurements

Fair Values – Recurring

The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by fair value hierarchy level.

	June 30, 2023		December 31, 2022
(In millions)	Asset	Liability	Asset	Liability
Commodity contracts (Level 2)
Other current assets / Other current liabilities	$10	$—	$—	$—
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	—	7	—	10
Other noncurrent assets / Other long-term liabilities	—	46	—	51
Total carrying value in Consolidated Balance Sheets	$10	$53	$—	$61

Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs.

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.54 to $1.34 per gallon with a weighted average of $0.72 per gallon and (2) the probability of renewal of 100 percent for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$(58)	$(99)	$(61)	$(108)
Unrealized and realized gain included in Net Income(1)	3	4	3	8
Settlements	2	3	5	8
Ending balance	$(53)	$(92)	$(53)	$(92)

The amount of total gain for the period included in earnings attributable to the change in unrealized gain relating to liabilities still held at end of period	$3	$3	$3	$8
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

The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	June 30, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$18,671	$20,527	$18,095	$19,905
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.

10. Derivatives

As of June 30, 2023, MPLX had the following outstanding commodity contracts that were executed to manage the price risk associated with sales of propane during 2023:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity
Propane (gal)	Short	33,970,000

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 9. As of June 30, 2023 and December 31, 2022, the estimated fair value of this contract was a liability of $53 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements, therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2023 and December 31, 2022, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Product sales:
Unrealized gain	$8	$—	$10	$—
Product sales derivative gain	8	—	10	—
Purchased product costs:
Realized loss	(2)	(3)	(5)	(8)
Unrealized gain	5	7	8	16
Purchased product cost derivative gain	3	4	3	8
Total derivative gain included in Net income	$11	$4	$13	$8

11. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2023	December 31, 2022
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	20,657	20,046
Consolidated subsidiaries:
MarkWest	12	23
ANDX	31	31
Finance lease obligations	7	8
Total	20,707	20,108
Unamortized debt issuance costs	(128)	(117)
Unamortized discount	(173)	(195)
Amounts due within one year	(1)	(988)
Total long-term debt due after one year	$20,405	$18,808

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

There was no activity on the MPLX Credit Agreement during the six months ended June 30, 2023.

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

On February 15, 2023, MPLX used $600 million of the net proceeds from the offering of the 2033 Senior Notes and 2053 Senior Notes described above to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds from the offering, and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest. The redemption resulted in a loss of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs for the three months ended March 31, 2023, which is included on the Consolidated Statements of Income as Other financial costs.

12. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$92	$543	$635
Service revenue - related parties	968	3	971
Service revenue - product related	—	60	60
Product sales	—	376	376
Product sales - related parties	3	31	34
Total revenues from contracts with customers	$1,063	$1,013	2,076
Non-ASC 606 revenue(1)			614
Total revenues and other income			$2,690

	Three Months Ended June 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$77	$500	$577
Service revenue - related parties	933	5	938
Service revenue - product related	—	118	118
Product sales	2	696	698
Product sales - related parties	5	46	51
Total revenues from contracts with customers	$1,017	$1,365	2,382
Non-ASC 606 revenue(1)			558
Total revenues and other income			$2,940

	Six Months Ended June 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	175	1,065	$1,240
Service revenue - related parties	1,918	6	1,924
Service revenue - product related	—	139	139
Product sales	2	794	796
Product sales - related parties	6	98	104
Total revenues from contracts with customers	$2,101	$2,102	4,203
Non-ASC 606 revenue(1)			1,200
Total revenues and other income			$5,403

	Six Months Ended June 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	149	982	$1,131
Service revenue - related parties	1,844	9	1,853
Service revenue - product related	—	241	241
Product sales	3	1,192	1,195
Product sales - related parties	8	88	96
Total revenues from contracts with customers	$2,004	$2,512	4,516
Non-ASC 606 revenue(1)			1,034
Total revenues and other income			$5,550
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income (loss).

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

The tables below reflect the changes in ASC 606 contract balances for the six-month periods ended June 30, 2023 and June 30, 2022:

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2023
Contract assets	$21	$(3)	$—	$18
Long-term contract assets	1	—	—	1
Deferred revenue	57	12	(22)	47
Deferred revenue - related parties	63	47	(48)	62
Long-term deferred revenue	216	49	—	265
Long-term deferred revenue - related parties	25	3	—	28
Contract liabilities	—	1	—	1
Long-term contract liabilities	$2	$(2)	$—	$—

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2022
Contract assets	$25	$(14)	$—	$11
Long-term contract assets	2	—	—	2
Deferred revenue	56	26	(25)	57
Deferred revenue - related parties	60	54	(57)	57
Long-term deferred revenue	135	17	—	152
Long-term deferred revenue - related parties	31	(3)	—	28
Long-term contract liabilities	$5	$—	$—	$5
(1)     No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.

A significant portion of our future contracted revenue is excluded from the amounts presented below in accordance with ASC 606. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded from this disclosure. Additionally, we do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less, or that are terminable by our customer with little or no termination penalties. Potential future performance obligations related to renewals that have not yet been exercised or are not certain of exercise are excluded from the amounts presented below. Revenues classified as Rental income and Sales-type lease revenue are also excluded from this table.

(In billions)
2023	$1.0
2024	1.9
2025	1.8
2026	1.7
2027	1.6
Thereafter	0.9
Total estimated revenue on remaining performance obligations	$8.9

As of June 30, 2023, unsatisfied performance obligations included in the Consolidated Balance Sheets are $402 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 21 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

13. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$440	$393
Income taxes paid	3	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	9	—
Net transfers of property, plant and equipment to lease receivable	$62	$18

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2023	2022
Additions to property, plant and equipment	$432	$294
Increase in capital accruals	12	54
Total capital expenditures	$444	$348

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

Accrued liabilities for remediation totaled $17 million at both June 30, 2023 and December 31, 2022. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

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

If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Contractual Commitments and Contingencies

From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2023, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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

Significant Financial and Other Highlights

Significant financial highlights for the three months ended June 30, 2023 and June 30, 2022 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.
(1)    Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights

•Returned $799 million and $1,620 million of capital to unitholders in the three and six months ended June 30, 2023, in the form of distributions.
•Announced a second quarter 2023 distribution of $0.7750 per common unit.

Current Economic Environment

In an effort to ease inflation in support of its monetary policy goals, the Federal Reserve has raised interest rates multiple times throughout 2022 and 2023. We cannot predict the effect of higher interest rates, the concern of a recession, or the impact of inflation and fuel prices on demand for our services. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, fostering a low-cost culture, and portfolio optimization. Also, to the extent permitted by regulations and our existing agreements, many of which provide for inflation-based adjustments, we have increased the fees we charge our customers to reflect higher levels of inflation.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Revenues and other income:
Total revenues and other income	$2,690	$2,940	$(250)	$5,403	$5,550	$(147)
Costs and expenses:
Cost of revenues (excludes items below)	348	323	25	656	610	46
Purchased product costs	354	663	(309)	760	1,130	(370)
Rental cost of sales	20	42	(22)	40	79	(39)
Rental cost of sales - related parties	9	19	(10)	16	34	(18)
Purchases - related parties	357	351	6	718	670	48
Depreciation and amortization	310	310	—	606	623	(17)
General and administrative expenses	89	82	7	178	160	18
Other taxes	28	33	(5)	58	67	(9)
Total costs and expenses	1,515	1,823	(308)	3,032	3,373	(341)
Income from operations	1,175	1,117	58	2,371	2,177	194
Related-party interest and other financial costs	—	1	(1)	—	5	(5)
Interest expense, net of amounts capitalized	226	212	14	450	410	40
Other financial costs	7	20	(13)	26	40	(14)
Income before income taxes	942	884	58	1,895	1,722	173
Provision for income taxes	—	—	—	1	5	(4)
Net income	942	884	58	1,894	1,717	177
Less: Net income attributable to noncontrolling interests	9	9	—	18	17	1
Net income attributable to MPLX LP	933	875	58	1,876	1,700	176

Adjusted EBITDA attributable to MPLX LP(1)	1,531	1,457	74	3,050	2,850	200
DCF attributable to MPLX(1)	$1,315	$1,237	$78	$2,583	$2,447	$136
(1)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$942	$884	$58	$1,894	$1,717	$177
Provision for income taxes	—	—	—	1	5	(4)
Interest and other financial costs	233	233	—	476	455	21
Income from operations	1,175	1,117	58	2,371	2,177	194
Depreciation and amortization	310	310	—	606	623	(17)
Income from equity method investments	(145)	(111)	(34)	(279)	(210)	(69)
Distributions/adjustments related to equity method investments	190	152	38	343	284	59
Other(1)	11	(1)	12	29	(5)	34
Adjusted EBITDA	1,541	1,467	74	3,070	2,869	201
Adjusted EBITDA attributable to noncontrolling interests	(10)	(10)	—	(20)	(19)	(1)
Adjusted EBITDA attributable to MPLX LP	1,531	1,457	74	3,050	2,850	200
Deferred revenue impacts	28	24	4	40	48	(8)
Sales-type lease payments, net of income	2	5	(3)	6	10	(4)
Net interest and other financial costs(2)	(221)	(215)	(6)	(438)	(419)	(19)
Maintenance capital expenditures, net of reimbursements	(21)	(39)	18	(65)	(53)	(12)
Equity method investment maintenance capital expenditures paid out	(2)	(3)	1	(7)	(6)	(1)
Other	(2)	8	(10)	(3)	17	(20)
DCF attributable to MPLX LP	1,315	1,237	78	2,583	2,447	136
Preferred unit distributions	(23)	(31)	8	(51)	(63)	12
DCF attributable to GP and LP unitholders	$1,292	$1,206	$86	$2,532	$2,384	$148
(1)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation and other miscellaneous items.
(2)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,437	$1,487	$(50)	$2,664	$2,612	$52
Changes in working capital items	(160)	(266)	106	(112)	(148)	36
All other, net	6	9	(3)	(3)	(36)	33
Loss on extinguishment of debt	—	—	—	9	—	9
Net interest and other financial costs(1)	221	215	6	438	419	19
Other adjustments to equity method investment distributions	(1)	14	(15)	12	26	(14)
Other	38	8	30	62	(4)	66
Adjusted EBITDA	1,541	1,467	74	3,070	2,869	201
Adjusted EBITDA attributable to noncontrolling interests	(10)	(10)	—	(20)	(19)	(1)
Adjusted EBITDA attributable to MPLX LP	1,531	1,457	74	3,050	2,850	200
Deferred revenue impacts	28	24	4	40	48	(8)
Sales-type lease payments, net of income	2	5	(3)	6	10	(4)
Net interest and other financial costs(1)	(221)	(215)	(6)	(438)	(419)	(19)
Maintenance capital expenditures, net of reimbursements	(21)	(39)	18	(65)	(53)	(12)
Equity method investment maintenance capital expenditures paid out	(2)	(3)	1	(7)	(6)	(1)
Other	(2)	8	(10)	(3)	17	(20)
DCF attributable to MPLX LP	1,315	1,237	78	2,583	2,447	136
Preferred unit distributions	(23)	(31)	8	(51)	(63)	12
DCF attributable to GP and LP unitholders	$1,292	$1,206	$86	$2,532	$2,384	$148
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Total revenues and other income decreased $250 million in the second quarter of 2023 compared to the same period of 2022. The decrease was driven by lower product sales revenue as a result of lower NGL prices during the second quarter of 2023 as compared to the same period of 2022. The decrease was partially offset by higher throughput and rate escalations across the business and a $34 million increase in income from equity method investments primarily due to higher throughput.

Cost of revenues increased $25 million and rental cost of sales (including related party) decreased $32 million in the second quarter of 2023 compared to the same period of 2022. These offsetting variances reflect the modification of a gathering and compression agreement in the third quarter of 2022 (“Third-Party Lease Modification”) which resulted in a change in the presentation of expenses from rental cost of sales to cost of revenues.

Purchased product costs decreased $309 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $393 million, partially offset by higher volumes of $90 million.

Interest expense, net of amounts capitalized increased $14 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to refinancing maturing debt with fixed rate debt at higher interest rates in 2022 and 2023 in addition to taking on incremental debt in order to finance the redemption of the Series B preferred units in the first quarter of 2023. Other financial costs also benefited from higher interest earned during the second quarter of 2023. Refer to the Liquidity and Capital Resources section for further information.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Total revenues and other income decreased $147 million in the first six months of 2023 compared to the same period of 2022. The decrease was driven by lower product sales revenue as a result of lower NGL prices during the first six months of 2023 as compared to the same period of 2022. The decrease was partially offset by higher throughput and rate escalations across the business and a $69 million increase in income from equity method investments primarily due to higher throughput.

Cost of revenues increased $46 million and rental cost of sales (including related party) decreased $57 million in the first six months of 2023 compared to the same period of 2022. These offsetting variances reflect the modification of a gathering and compression agreement in the third quarter of 2022 (“Third-Party Lease Modification”) which resulted in a change in the presentation of expenses from rental cost of sales to cost of revenues.

Purchased product costs decreased $370 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $550 million, partially offset by higher volumes of $172 million.

Purchases - related parties increased $48 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to higher related-party purchased product costs and higher transportation costs.

Depreciation and amortization decreased $17 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the second quarter of 2022 and accelerated depreciation related to idled assets.

General and administrative expenses increased $18 million in the first six months of 2023 compared to the same period of 2022 due to increased costs from MPC, primarily higher employee costs.

Interest expense, net of amounts capitalized increased $40 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to refinancing debt with fixed rate debt at higher interest rates in 2022 and 2023 in addition to taking on incremental debt in order to finance the redemption of the Series B preferred units in the first quarter of 2023. Other financial costs also benefited from higher interest earned during 2023. Refer to the Liquidity and Capital Resources section for further information.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and six months ended June 30, 2023 and June 30, 2022.

L&S Segment
Second Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Service revenue	$1,060	$1,010	$50	$2,093	$1,993	$100
Rental income	210	208	2	422	383	39
Product related revenue	3	7	(4)	8	11	(3)
Sales-type lease revenue	125	114	11	250	225	25
Income from equity method investments	82	59	23	153	111	42
Other income	18	22	(4)	32	34	(2)
Total segment revenues and other income	1,498	1,420	78	2,958	2,757	201
Cost of revenues	158	159	(1)	293	300	(7)
Purchases - related parties	263	258	5	507	497	10
Depreciation and amortization	140	129	11	269	259	10
General and administrative expenses	51	43	8	100	86	14
Other taxes	20	20	—	39	41	(2)
Total costs and expenses	632	609	23	1,208	1,183	25

Segment Adjusted EBITDA	1,022	966	56	2,048	1,870	178
Capital expenditures	110	81	29	178	158	20
Investments in unconsolidated affiliates(1)	$1	$10	$(9)	$16	$78	$(62)
(1)    The six months ended June 30, 2022 includes a contribution of $60 million to our Bakken Pipeline joint venture to fund our share of a debt repayment by the joint venture.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Service revenue increased $50 million in the second quarter of 2023 compared to the same period of 2022. This was primarily driven by higher pipeline tariff rates, increased pipeline throughput, and $12 million from refining logistics fee escalations. The increase was partially offset by a decrease of $8 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC.

Sales-type lease revenue increased $11 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to an increase of $7 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC, as well as from $3 million from refining logistics due to fee escalations.

Income from equity method investments increased $23 million in the second quarter of 2023 compared to the same period of 2022. This was primarily driven by increased throughput on equity method investment pipeline systems.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Service revenue increased $100 million in the first six months of 2023 compared to the same period of 2022. This was primarily driven by higher pipeline tariff rates, increased pipeline throughput, and $17 million from refining logistics fee escalations. These increases were partially offset by a decrease of $39 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $39 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to an increase of $21 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC. There was also increased revenue of $13 million from refining logistics primarily due to fee escalations.

Sales-type lease revenue increased $25 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to an increase of $18 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC, as well as an increase of $7 million from refining logistics due to fee escalations.

Income from equity method investments increased $42 million in the first six months of 2023 compared to the same period of 2022. This was primarily driven by increased throughput on equity method investment pipeline systems.

General and administrative expenses increased $14 million in the first six months of 2023 compared to the same period of 2022, due to increased costs from MPC, primarily higher employee costs.

L&S Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,834	3,674	3,739	3,527
Product pipelines	2,118	2,247	2,053	2,103
Total pipelines	5,952	5,921	5,792	5,630

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.93	$0.86	$0.93	$0.89
Product pipelines	0.81	0.77	0.83	0.80
Total pipelines	$0.89	$0.82	$0.89	$0.85

Terminal throughput (mbpd)	3,180	3,101	3,136	3,021

Marine Assets (number in operation)(2)
Barges	307	296	307	296
Towboats	27	23	27	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

G&P Segment
Second Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Service revenue	$546	$505	$41	$1,071	$991	$80
Rental income	52	92	(40)	103	173	(70)
Product related revenue	467	860	(393)	1,031	1,521	(490)
Sales-type lease revenue	33	—	33	67	—	67
Income from equity method investments	63	52	11	126	99	27
Other income	31	11	20	47	9	38
Total segment revenues and other income	1,192	1,520	(328)	2,445	2,793	(348)
Cost of revenues	219	225	(6)	419	423	(4)
Purchased product costs	354	663	(309)	760	1,130	(370)
Purchases - related parties	94	93	1	211	173	38
Depreciation and amortization	170	181	(11)	337	364	(27)
General and administrative expenses	38	39	(1)	78	74	4
Other taxes	8	13	(5)	19	26	(7)
Total costs and expenses	883	1,214	(331)	1,824	2,190	(366)

Segment Adjusted EBITDA	509	491	18	1,002	980	22
Capital expenditures	143	95	48	266	190	76
Investments in unconsolidated affiliates	$25	$36	$(11)	$61	$78	$(17)

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Service revenue increased $41 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to higher volumes and higher throughput fee rates in the Marcellus and Rockies.

Rental income decreased $40 million and sales-type lease revenue increased $33 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to changes in the presentation of revenue between rental income and sales-type lease revenue as a result of the Third-Party Lease Modification in the third quarter of 2022 of $33 million. In addition, a contract modification decreased the amount of revenue allocated to Rental income in Southern Appalachia beginning in the first quarter of 2023.

Product related revenue decreased $393 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices across all regions of $450 million, partially offset by higher volumes in the Southwest of $49 million.

Income from equity method investments increased $11 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to higher volumes associated with several of our joint ventures in the Marcellus and Utica. Additionally, our joint venture in the Southwest region added processing capacity in the fourth quarter of 2022 driving higher volumes over the prior period.

Other income increased $20 million in the second quarter of 2023 compared to the same period of 2022 due primarily to a gain on disposal of assets recognized in the second quarter of 2023 of $13 million in addition to a loss on disposal of assets of $4 million recognized in the second quarter of 2022.

Cost of revenues decreased $6 million in the second quarter of 2023 compared to the same period of 2022. This decrease is attributable to lower operating costs and repairs and maintenance costs in the Rockies of $14 million, partially offset by higher operating costs in the Southwest of $8 million.

Purchased product costs decreased $309 million in the second quarter of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $393 million in the Southwest and Southern Appalachia, partially offset by higher volumes in the Southwest of $90 million.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Service revenue increased $80 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to higher volumes, higher throughput fee rates and higher minimum volume commitments in the Marcellus and Rockies.

Rental income decreased $70 million and sales-type lease revenue increased $67 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to changes in the presentation of revenue between rental income and sales-type lease revenue as a result of the Third-Party Lease Modification in the third quarter of 2022.

Product related revenue decreased $490 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to lower prices across all regions of $648 million, partially offset by higher volumes in the Southwest of $147 million and changes in the fair value of our propane contracts of $10 million.

Income from equity method investments increased $27 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to higher volumes associated with several of our joint ventures in the Marcellus and Utica. Additionally, our joint venture in the Southwest region added processing capacity in the fourth quarter of 2022 driving higher volumes over the prior period.

Other income increased $38 million in the first six months of 2023 compared to the same period of 2022 due primarily to a gain on disposal of assets recognized in the second quarter of 2023 of $13 million in addition to a loss on disposal of assets of $22 million recognized in the first half of 2022.

Purchased product costs decreased $370 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $550 million in the Southwest and Southern Appalachia, partially offset by higher volumes in the Southwest of $172 million.

Purchases - related parties increased $38 million in the first six months of 2023 compared to the same period of 2022. The increase is attributable to higher volumes and pricing on associated related-party purchased product costs in the Rockies and higher transportation costs from increased throughput in the Southwest.

Depreciation and amortization decreased $27 million in the first six months of 2023 compared to the same period of 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the second quarter of 2022.

G&P Operating Data

(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,321	1,287	1,321	1,287
Utica Operations	—	—	2,326	1,943
Southwest Operations	1,354	1,429	1,768	1,694
Bakken Operations	160	148	160	148
Rockies Operations	457	425	584	554
Total gathering throughput	3,292	3,289	6,159	5,626

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,091	3,987	5,691	5,445
Utica Operations	—	—	547	522
Southwest Operations	1,517	1,449	1,848	1,638
Southern Appalachian Operations	219	231	219	231
Bakken Operations	159	142	159	142
Rockies Operations	470	440	470	440
Total natural gas processed	6,456	6,249	8,934	8,418

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	520	471	520	471
Utica Operations(3)	—	—	30	30
Southern Appalachian Operations	11	12	11	12
Bakken Operations	18	20	18	20
Rockies Operations	4	3	4	3
Total C2 + NGLs fractionated(4)	553	506	583	536

	MPLX LP(1)		MPLX LP Operated(2)
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,342	1,300	1,342	1,300
Utica Operations	—	—	2,393	1,879
Southwest Operations	1,367	1,369	1,792	1,586
Bakken Operations	158	147	158	147
Rockies Operations	450	410	574	540
Total gathering throughput	3,317	3,226	6,259	5,452

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,068	4,001	5,623	5,487
Utica Operations	—	—	521	473
Southwest Operations	1,460	1,416	1,784	1,589
Southern Appalachian Operations	225	228	225	228
Bakken Operations	156	143	156	143
Rockies Operations	462	423	462	423
Total natural gas processed	6,371	6,211	8,771	8,343

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	526	469	526	469
Utica Operations(3)	—	—	30	27
Southern Appalachian Operations	11	11	11	11
Bakken Operations	18	20	18	20
Rockies Operations	3	4	3	4
Total C2 + NGLs fractionated(4)	558	504	588	531

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.32	$7.50	$2.54	$6.04
C2 + NGL Pricing ($ per gallon)(5)	$0.63	$1.18	$0.70	$1.16
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
(4)     Purity ethane makes up approximately 226 mbpd and 189 mbpd of MPLX LP consolidated total fractionated products for the three months ended June 30, 2023 and June 30, 2022, respectively, and approximately 236 mbpd and 187 mbpd of total fractionated products for the six months ended June 30, 2023 and June 30, 2022, respectively. Purity ethane makes up approximately 232 mbpd and 194 mbpd of MPLX LP Operated total fractionated products for the three months ended June 30, 2023 and June 30, 2022, respectively, and approximately 242 mbpd and 191 mbpd of total fractionated products for the six months ended June 30, 2023 and June 30, 2022, respectively.
(5)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Seasonality

The volume of crude oil and refined products transported and stored utilizing our assets is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. The majority of effects of seasonality on the L&S segment’s revenues are mitigated through the use of fee-based transportation and storage services agreements with MPC that include minimum volume commitments.

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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $755 million at June 30, 2023 and $238 million at December 31, 2022. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$2,664	$2,612
Investing activities	(491)	(411)
Financing activities	(1,656)	(1,916)
Total	$517	$285

Net cash provided by operating activities increased $52 million in the first six months of 2023 compared to the same period of 2022, primarily due to improved results from operations partially offset by higher favorable working capital changes during the first six months of 2022 compared to the same period of 2023.

Net cash used in investing activities increased $80 million in the first six months of 2023 compared to the same period of 2022, due to higher capital spending. The increase in the first six months of 2023 was partially offset by higher contributions to equity method investments for the first half of 2022, which included a $60 million contribution to our Bakken Pipeline joint venture to fund our share of a scheduled debt repayment by the joint venture.

Net cash used in financing activities decreased $260 million in the first six months of 2023 compared to the same period of 2022. The decrease was driven by net borrowings in the first half of 2023 as compared to net repayments in the first half of 2022, resulting in a decreased use of cash of $854 million. There was also lower spending on the unit repurchase program of $135 million in the first half of 2023 compared to the same period of 2022. The decrease in the use of cash was partially offset by the use of $600 million to redeem the Series B units and by $127 million of higher distributions paid to unitholders during the first six months of 2023 compared to the same period of 2022, as a result of the 10 percent increase in our base distribution effective for the third quarter of 2022.

Adjusted Free Cash Flow

The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net cash provided by operating activities(1)	$1,437	$1,487	$2,664	$2,612
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(271)	(135)	(491)	(411)
Contributions from MPC	5	7	13	17
Distributions to noncontrolling interests	(9)	(10)	(19)	(19)
Adjusted free cash flow	1,162	1,349	2,167	2,199
Distributions paid to common and preferred unitholders	(799)	(735)	(1,620)	(1,493)
Adjusted free cash flow after distributions	$363	$614	$547	$706
(1)    The three months ended June 30, 2023 and June 30, 2022 include working capital draws of $160 million and $266 million, respectively. The six months ended June 30, 2023 and June 30, 2022 include working capital draws of $112 million and $148 million, respectively.

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

On February 15, 2023, MPLX used $600 million of the net proceeds from the offering of the 2033 Senior Notes and 2053 Senior Notes described above to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds from the offering, and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest.

Our intention is to maintain an investment-grade credit profile. As of June 30, 2023, the credit ratings on our senior unsecured debt were as follows:

Rating Agency	Rating
Moody’s	Baa2 (stable outlook)
Standard & Poor’s	BBB (stable outlook)
Fitch	BBB (stable outlook)

The ratings reflect the respective views of the rating agencies and should not be interpreted as a recommendation to buy, sell or hold our securities. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. A rating from one rating agency should be evaluated independently of ratings from other rating agencies.

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

Our liquidity totaled $4.3 billion at June 30, 2023 consisting of:

	June 30, 2023
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement(1)	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			755
Total liquidity			$4,255
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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2023, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.5 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

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

No units were repurchased during the six months ended June 30, 2023. As of June 30, 2023, we had $846 million remaining under the repurchase authorization.

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

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $263 million per quarter, or $1,051 million per year, based on the number of common units outstanding at June 30, 2023.

On July 25, 2023, MPLX declared a cash distribution for the second quarter of 2023, totaling $776 million, or $0.775 per common unit. This distribution will be paid on August 14, 2023 to common unitholders of record on August 4, 2023. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

The allocation of total cash distributions is as follows for the three and six months ended June 30, 2023 and June 30, 2022. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2023	2022	2023	2022
Distribution declared:
Limited partner units - public	$274	$257	$548	$514
Limited partner units - MPC	502	457	1,004	913
Total LP distribution declared	776	714	1,552	1,427
Series A preferred units	23	21	46	42
Series B preferred units(1)	—	10	5	21
Total distribution declared	$799	$745	1,603	1,490

Quarterly cash distributions declared per limited partner common unit	$0.775	$0.705	$1.5500	$1.4100
(1)    The six months ended June 30, 2023, includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.

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

MPLX’s initial capital investment plan for 2023 totals $950 million, net of reimbursements, which includes growth capital of $800 million and maintenance capital of $150 million. Growth capital expenditures and investments in affiliates during the six months ended June 30, 2023 were primarily for gas processing plants and gathering projects in the Marcellus and Permian basins, as well as additions to our brown water marine fleet. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2023	2022
Capital expenditures:
Growth capital expenditures	$366	$278
Growth capital reimbursements(1)	(80)	(32)
Investments in unconsolidated affiliates	77	156
Capitalized interest	(6)	(5)
Total growth capital expenditures(2)	357	397
Maintenance capital expenditures	78	70
Maintenance capital reimbursements	(13)	(17)
Capitalized interest	(1)	—
Total maintenance capital expenditures	64	53

Total growth and maintenance capital expenditures	421	450
Investments in unconsolidated affiliates(3)	(77)	(156)
Growth and maintenance capital reimbursements(4)	93	49
Increase in capital accruals	(12)	(54)
Capitalized interest	7	5
Additions to property, plant and equipment(3)	$432	$294
(1)    Growth capital reimbursements include reimbursements from customers and our Sponsor. Prior periods have been updated to reflect these reimbursements to conform to the current period presentation.
(2)    Total growth capital expenditures exclude $28 million of acquisitions for the six months ended June 30, 2022.
(3)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(4)    Growth capital reimbursements are included in changes in deferred revenue within operating activities in the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.

Contractual Cash Obligations

As of June 30, 2023, our contractual cash obligations included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2023, our debt obligations increased by $600 million due to the issuance of Senior Notes and use of proceeds described above in Liquidity and Capital Resources-Debt and Liquidity Overview. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2022.

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

Transactions with Related Parties

At June 30, 2023, MPC owned our non-economic general partnership interest and held approximately 65 percent of our outstanding common units.

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

The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues and other income	50%	45%	50%	46%
Total costs and expenses	27%	23%	27%	24%

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. There have been no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2023.

Critical Accounting Estimates

As of June 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Standards Not Yet Adopted

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Accounting standards are discussed in Note 2 of the unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2023, we did not have any open financial derivative instruments to hedge the economic risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three and six months ended June 30, 2023 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our open derivative positions at June 30, 2023 will expire at various times through 2023. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. Based on our open net positions at June 30, 2023, a 10 percent change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and Income before income taxes by $2.0 million. This analysis may differ from actual results.

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

(In millions)	Fair Value as of June 30, 2023(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended June 30, 2023(3)
Outstanding debt
Fixed-rate	$18,671	$1,523	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2023.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2023.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of June 30, 2023.

At June 30, 2023, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 9 in the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Fifth Amendment to the Terminal Services Agreement, dated as of June 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.2	Sixth Amendment to the Terminal Services Agreement, dated as of June 30, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.3	Intercompany Assignment Agreement of the Terminal Services Agreement, dated as of May 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.4	Eighth Amendment to the Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 1, 2023	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)