Form 10-Q
period 2023-09-30
MPLX LP
filed 2023-10-31
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

MPLX LP had 1,001,217,044 common units outstanding as of October 27, 2023.

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

Part I—Financial Information
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2023	2022	2023	2022
Revenues and other income:
Service revenue	$641	$627	$1,881	$1,758
Service revenue - related parties	1,038	948	2,962	2,801
Service revenue - product related	75	83	214	324
Rental income	61	75	181	268
Rental income - related parties	207	201	612	564
Product sales	478	617	1,274	1,812
Product sales - related parties	51	46	155	142
Sales-type lease revenue	34	28	101	28
Sales-type lease revenue - related parties	129	118	379	343
Income from equity method investments	159	125	438	335
Other income	7	505	28	494
Other income - related parties	32	28	90	82
Total revenues and other income	2,912	3,401	8,315	8,951
Costs and expenses:
Cost of revenues (excludes items below)	367	371	1,023	981
Purchased product costs	474	540	1,234	1,670
Rental cost of sales	20	22	60	101
Rental cost of sales - related parties	8	10	24	44
Purchases - related parties	442	364	1,160	1,034
Depreciation and amortization	301	302	907	925
General and administrative expenses	102	88	280	248
Other taxes	44	30	102	97
Total costs and expenses	1,758	1,727	4,790	5,100
Income from operations	1,154	1,674	3,525	3,851
Related-party interest and other financial costs	—	—	—	5
Interest expense, net of amounts capitalized	223	217	673	627
Other financial costs, net	2	19	28	59
Income before income taxes	929	1,438	2,824	3,160
Provision for income taxes	1	1	2	6
Net income	928	1,437	2,822	3,154
Less: Net income attributable to noncontrolling interests	10	9	28	26
Net income attributable to MPLX LP	918	1,428	2,794	3,128
Less: Series A preferred unitholders interest in net income	25	23	71	65
Less: Series B preferred unitholders interest in net income	—	10	5	31
Limited partners' interest in net income attributable to MPLX LP	$893	$1,395	$2,718	$3,032
Per Unit Data (See Note 6)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.89	$1.36	$2.70	$2.97
Common - diluted	$0.89	$1.36	$2.70	$2.97
Weighted average limited partner units outstanding:
Common - basic	1,001	1,010	1,001	1,012
Common - diluted	1,001	1,011	1,001	1,013

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$928	$1,437	$2,822	$3,154
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	4	9
Comprehensive income	928	1,437	2,826	3,163
Less comprehensive income attributable to:
Noncontrolling interests	10	9	28	26
Comprehensive income attributable to MPLX LP	$918	$1,428	$2,798	$3,137

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$960	$238
Receivables, net	833	737
Current assets - related parties	759	729
Inventories	154	148
Other current assets	30	53
Total current assets	2,736	1,905
Equity method investments	4,099	4,095
Property, plant and equipment, net	18,620	18,848
Intangibles, net	609	705
Goodwill	7,645	7,645
Right of use assets, net	271	283
Noncurrent assets - related parties	1,174	1,225
Other noncurrent assets	966	959
Total assets	36,120	35,665

Liabilities
Accounts payable	132	224
Accrued liabilities	332	269
Current liabilities - related parties	387	343
Accrued property, plant and equipment	140	128
Long-term debt due within one year	1	988
Accrued interest payable	187	237
Operating lease liabilities	48	46
Other current liabilities	172	166
Total current liabilities	1,399	2,401
Long-term deferred revenue	295	219
Long-term liabilities - related parties	343	338
Long-term debt	20,417	18,808
Deferred income taxes	12	13
Long-term operating lease liabilities	219	230
Other long-term liabilities	119	142
Total liabilities	22,804	22,151
Commitments and contingencies (see Note 15)
Series A preferred units (30 million and 30 million units issued and outstanding)	970	968

Equity
Common unitholders - public (354 million and 354 million units issued and outstanding)	8,533	8,413
Common unitholders - MPC (647 million and 647 million units issued and outstanding)	3,581	3,293
Series B preferred units (0 million and 0.6 million units issued and outstanding)	—	611
Accumulated other comprehensive loss	(4)	(8)
Total MPLX LP partners’ capital	12,110	12,309
Noncontrolling interests	236	237
Total equity	12,346	12,546
Total liabilities, preferred units and equity	$36,120	$35,665

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating activities:
Net income	$2,822	$3,154
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	42	55
Depreciation and amortization	907	925
Deferred income taxes	(1)	4
Gain on sales-type leases	—	(509)
(Gain)/loss on disposal of assets	(15)	23
Income from equity method investments	(438)	(335)
Distributions from unconsolidated affiliates	526	405
Change in fair value of derivatives	(3)	(62)
Changes in:
Receivables	(31)	(219)
Inventories	(15)	(7)
Accounts payable and accrued liabilities	(56)	49
Assets/liabilities - related parties	89	52
Right of use assets/operating lease liabilities	4	1
Deferred revenue	65	64
All other, net	12	51
Net cash provided by operating activities	3,908	3,651
Investing activities:
Additions to property, plant and equipment	(662)	(535)
Acquisitions, net of cash acquired	—	(28)
Disposal of assets	25	74
Investments in unconsolidated affiliates	(90)	(198)
Distributions from unconsolidated affiliates - return of capital	—	11
Net cash used in investing activities	(727)	(676)
Financing activities:
Long-term debt borrowings	1,589	3,379
Long-term debt repayments	(1,001)	(2,202)
Related party debt borrowings	—	2,824
Related party debt repayments	—	(4,274)
Debt issuance costs	(15)	(29)
Unit repurchases	—	(315)
Redemption of Series B preferred units	(600)	—
Distributions to noncontrolling interests	(30)	(29)
Distributions to Series A preferred unitholders	(69)	(63)
Distributions to Series B preferred unitholders	(21)	(41)
Distributions to unitholders and general partner	(2,329)	(2,144)
Contributions from MPC	20	30
All other, net	(3)	(3)
Net cash used in financing activities	(2,459)	(2,867)
Net change in cash, cash equivalents and restricted cash	722	108
Cash, cash equivalents and restricted cash at beginning of period	238	13
Cash, cash equivalents and restricted cash at end of period	$960	$121

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	323	592	5	—	9	929	23
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(275)	(502)	(21)	—	(10)	(808)	(23)
Contributions	—	8	—	—	—	8	—
Other	—	—	—	4	1	5	—
Balance at March 31, 2023	$8,459	$3,388	$—	$(4)	$237	$12,080	$968
Net income	322	588	—	—	9	919	23
Distributions	(274)	(502)	—	—	(9)	(785)	(23)
Contributions	—	5	—	—	—	5	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2023	$8,508	$3,480	$—	$(4)	$237	$12,221	$968
Net income	297	596	—	—	10	903	25
Unit repurchases	—	—	—	—	—	—	—
Distributions	(274)	(502)	—	—	(11)	(787)	(23)
Contributions	—	7	—	—	—	7	—
Other	2	—	—	—	—	2	—
Balance at September 30, 2023	$8,533	$3,581	$—	$(4)	$236	$12,346	$970

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	287	506	11	—	8	812	21
Unit repurchases	(100)	—	—	—	—	(100)	—
Distributions	(260)	(456)	(21)	—	(9)	(746)	(21)
Contributions	—	10	—	—	—	10	—
Other	(1)	—	—	9	—	8	—
Balance at March 31, 2022	$8,505	$2,698	$601	$(8)	$240	$12,036	$965
Net income	304	540	10	—	9	863	21
Unit repurchases	(35)	—	—	—	—	(35)	—
Distributions	(257)	(457)	—	—	(10)	(724)	(21)
Contributions	—	2	—	—	—	2	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2022	$8,518	$2,784	$611	$(8)	$239	$12,144	$965
Net income	502	893	10	—	9	1,414	23
Unit repurchases	(196)	—	—	—	—	(196)	—
Distributions	(258)	(456)	(20)	—	(10)	(744)	(21)
Contributions	—	55	—	—	—	55	—
Other	3	—	—	—	—	3	—
Balance at September 30, 2022	$8,569	$3,276	$601	$(8)	$238	$12,676	$967

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

3. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		September 30,	September 30,	December 31,
(In millions, except ownership percentages)	VIE	2023	2023	2022
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$174	$177
Illinois Extension Pipeline Company, L.L.C.		35%	238	236
LOOP LLC		41%	301	287
MarEn Bakken Company LLC(1)		25%	453	475
Minnesota Pipe Line Company, LLC		17%	174	178
Whistler Pipeline LLC		38%	212	211
Other(2)	X		298	269
Total L&S			1,850	1,833
G&P
Centrahoma Processing LLC		40%	117	131
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C	X	67%	339	335
MarkWest Torñado GP, L.L.C.	X	60%	310	306
MarkWest Utica EMG, L.L.C.	X	58%	684	669
Rendezvous Gas Services, L.L.C.	X	78%	130	137
Sherwood Midstream Holdings LLC	X	51%	116	125
Sherwood Midstream LLC	X	50%	507	512
Other(2)	X		46	47
Total G&P			2,249	2,262
Total			$4,099	$4,095
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

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2023. See Note 15 for information on our Guarantees related to indebtedness of equity method investees.

4. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; and reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreement. MPLX also has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and delivers shrink gas to the producers on our behalf. We pay MPC a marketing fee in exchange for assuming the commodity risk. Additionally, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services-type agreements as well as other agreements.

During the second quarter of 2023, several terminal and storage services agreements with MPC were amended for certain items, including exercise of a five-year renewal option, with terms now extending to 2028.

Related Party Loan

MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC. Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2024, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 11.

There was no activity on the MPC Loan Agreement for the nine months ended September 30, 2023.

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

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

Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2023, these sales totaled $192 million and $540 million, respectively. For the three and nine months ended September 30, 2022, these sales totaled $235 million and $809 million, respectively.

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

For the three and nine months ended September 30, 2023, General and administrative expenses incurred from MPC totaled $72 million and $197 million, respectively. For the three and nine months ended September 30, 2022, General and administrative expenses incurred from MPC totaled $60 million and $173 million, respectively.

Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, these charges totaled $28 million and $56 million, respectively. For the three and nine months ended September 30, 2022, these charges totaled $16 million and $54 million, respectively.

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

(In millions)	September 30, 2023	December 31, 2022
Current assets - related parties
Receivables	$599	$610
Lease receivables	140	111
Prepaid	14	5
Other	6	3
Total	759	729
Noncurrent assets - related parties
Long-term lease receivables	811	883
Right of use assets	227	228
Unguaranteed residual asset	115	87
Long-term receivables	21	27
Total	1,174	1,225
Current liabilities - related parties
MPC loan agreement and other payables(1)	312	262
Deferred revenue	74	80
Operating lease liabilities	1	1
Total	387	343
Long-term liabilities - related parties
Long-term operating lease liabilities	226	228
Long-term deferred revenue	117	110
Total	$343	$338
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of September 30, 2023 or December 31, 2022.

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value.
5. Equity

The changes in the number of common units during the nine months ended September 30, 2023 are summarized below:

(In units)	Common Units
Balance at December 31, 2022	1,001,020,616
Unit-based compensation awards	196,428
Balance at September 30, 2023	1,001,217,044

Unit Repurchase Program

On August 2, 2022, we announced the board authorization for the repurchase of up to $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

No units were repurchased during the three or nine months ended September 30, 2023. As of September 30, 2023, we had $846 million remaining under the unit repurchase authorization.

Redemption of the Series B Preferred Units

On February 15, 2023, MPLX exercised its right to redeem all 600,000 outstanding 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B preferred units”). MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit.

Distributions on the Series B preferred units were payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. In accordance with these terms, MPLX made a final cash distribution of $21 million to Series B preferred unitholders on February 15, 2023, in conjunction with the redemption.

The changes in the Series B preferred unit balance during the nine months ended September 30, 2023 and September 30, 2022 are included in the Consolidated Statements of Equity within Series B preferred units.

Distributions

On October 24, 2023, MPLX declared a cash distribution for the third quarter of 2023, totaling $851 million, or $0.850 per common unit. This distribution will be paid on November 13, 2023 to common unitholders of record on November 3, 2023. This rate will also be received by Series A preferred unitholders.

Quarterly distributions for 2023 and 2022 are summarized below:

(Per common unit)	2023	2022
March 31,	$0.775	$0.705
June 30,	0.775	0.705
September 30,	$0.850	$0.775

The allocation of total quarterly cash distributions to limited and preferred unitholders is as follows for the three and nine months ended September 30, 2023 and September 30, 2022. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$851	$777	$2,403	$2,204
Series A preferred unit distributions	25	23	71	65
Series B preferred unit distributions(1)	—	10	5	31
Total cash distributions declared	$876	$810	$2,479	$2,300
(1)    The nine months ended September 30, 2023 includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.

6. Net Income Per Limited Partner Unit

Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.

During the three and nine months ended September 30, 2023 and September 30, 2022, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2023 and September 30, 2022 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income attributable to MPLX LP	$918	$1,428	$2,794	$3,128
Less: Distributions declared on Series A preferred units	25	23	71	65
Distributions declared on Series B preferred units	—	10	5	31
Limited partners’ distributions declared on MPLX common units (including common units of general partner)	851	777	2,403	2,204
Undistributed net gain attributable to MPLX LP	$42	$618	$315	$828

	Three Months Ended September 30, 2023
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$851	$25	$876
Undistributed net gain attributable to MPLX LP	41	1	42
Net income attributable to MPLX LP(1)	$892	$26	$918
Weighted average units outstanding:
Basic	1,001
Diluted	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.89
Diluted	$0.89
(1)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Three Months Ended September 30, 2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$777	$23	$10	$810
Undistributed net gain attributable to MPLX LP(1)	600	18	—	618
Net income attributable to MPLX LP(2)	$1,377	$41	$10	$1,428
Weighted average units outstanding:
Basic	1,010
Diluted	1,011
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.36
Diluted	$1.36
(1)    The undistributed net gain attributable to MPLX LP includes a $509 million non-cash gain on a lease reclassification for the three months ended September 30, 2022. See Note 14 for additional information.
(2)    Allocation of net income attributable to MPLX LP assumes all earnings for the period had been distributed based on the distribution priorities applicable to the period.

	Nine Months Ended September 30, 2023
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit
Net income attributable to MPLX LP:
Distributions declared	$2,403	$71	$5	$2,479
Undistributed net gain attributable to MPLX LP	306	9	—	315
Net income attributable to MPLX LP(1)	2,709	$80	$5	2,794
Impact of redemption of Series B preferred units	(5)			(5)
Income available to common unitholders	$2,704			$2,789
Weighted average units outstanding:
Basic	1,001
Diluted	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.70
Diluted	$2.70
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

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
L&S
Service revenue	$1,130	$1,038	$3,223	$3,031
Rental income	216	210	638	593
Product related revenue	6	4	14	15
Sales-type lease revenue	129	118	379	343
Income from equity method investments	95	72	248	183
Other income	15	8	47	42
Total segment revenues and other income(1)	1,591	1,450	4,549	4,207
Segment Adjusted EBITDA(2)	1,091	969	3,139	2,839
Capital expenditures	73	80	251	238
Investments in unconsolidated affiliates	7	12	23	90
G&P
Service revenue	549	537	1,620	1,528
Rental income	52	66	155	239
Product related revenue	598	742	1,629	2,263
Sales-type lease revenue	34	28	101	28
Income from equity method investments	64	53	190	152
Other income(3)	24	525	71	534
Total segment revenues and other income(1)	1,321	1,951	3,766	4,744
Segment Adjusted EBITDA(2)	505	502	1,507	1,482
Capital expenditures	151	146	417	336
Investments in unconsolidated affiliates	$6	$30	$67	$108
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $207 million and $564 million for the three and nine months ended September 30, 2023, respectively, and $175 million and $468 million for the three and nine months ended September 30, 2022, respectively. Third party revenues for the G&P segment were $1,248 million and $3,553 million for the three and nine months ended September 30, 2023, respectively, and $1,885 million and $4,551 million for the three and nine months ended September 30, 2022, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(3)    The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$1,091	$969	$3,139	$2,839
G&P Segment Adjusted EBITDA	505	502	1,507	1,482
Total reportable segments	1,596	1,471	4,646	4,321
Depreciation and amortization(1)	(301)	(302)	(907)	(925)
Gain on sales-type leases	—	509	—	509
Interest and other financial costs	(225)	(236)	(701)	(691)
Income from equity method investments	159	125	438	335
Distributions/adjustments related to equity method investments	(208)	(166)	(551)	(450)
Adjusted EBITDA attributable to noncontrolling interests	11	10	31	29
Garyville incident response costs(2)	(63)	—	(63)	—
Other(3)	(41)	26	(71)	26
Net income	$928	$1,437	$2,822	$3,154
(1)    Depreciation and amortization attributable to L&S was $130 million and $399 million for the three and nine months ended September 30, 2023, respectively, and $128 million and $387 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization attributable to G&P was $171 million and $508 million for the three and nine months ended September 30, 2023, respectively, and $174 million and $538 million for the three and nine months ended September 30, 2022, respectively.
(2)    In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $63 million of incident response costs during the three and nine months ended September 30, 2023.
(3)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation, provision for income taxes, and other miscellaneous items.

8. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	September 30, 2023			December 31, 2022
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,633	$3,919	$8,714	$12,416	$3,554	$8,862
G&P	13,844	3,938	9,906	13,495	3,509	9,986
Total	$26,477	$7,857	$18,620	$25,911	$7,063	$18,848

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $4 million and $11 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2022, respectively.

9. Fair Value Measurements

Fair Values – Recurring

The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by fair value hierarchy level.

	September 30, 2023		December 31, 2022
(In millions)	Asset	Liability	Asset	Liability
Commodity contracts (Level 2)
Other current assets / Other current liabilities	$2	$—	$—	$—
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	—	10	—	10
Other noncurrent assets / Other long-term liabilities	—	50	—	51
Total carrying value in Consolidated Balance Sheets	$2	$60	$—	$61

Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs.

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.61 to $1.66 per gallon with a weighted average of $0.79 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$(53)	$(92)	$(61)	$(108)
Unrealized and realized (loss)/gain included in Net Income(1)	(10)	44	(7)	52
Settlements	3	2	8	10
Ending balance	$(60)	$(46)	$(60)	$(46)

The amount of total (loss)/gain for the period included in earnings attributable to the change in unrealized gain relating to liabilities still held at end of period	$(9)	$42	$(6)	$50
(1)     (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.

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

The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	September 30, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$17,922	$20,536	$18,095	$19,905
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.

10. Derivatives

As of September 30, 2023, MPLX had the following outstanding commodity contracts that were executed to manage the price risk associated with sales of propane during 2023:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity
Propane (gallons)	Short	16,827,000

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 9. As of September 30, 2023 and December 31, 2022, the estimated fair value of this contract was a liability of $60 million and $61 million, respectively.

Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2023 and December 31, 2022, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Product sales:
Realized gain	$3	$—	$3	$—
Unrealized (loss)/gain	(8)	—	2	—
Product sales derivative (loss)/gain	(5)	—	5	—
Purchased product costs:
Realized loss	(3)	(2)	(8)	(10)
Unrealized (loss)/gain	(7)	46	1	62
Purchased produce cost derivative (loss)/gain	(10)	44	(7)	52
Total derivative (loss)/gain included in Net income	$(15)	$44	$(2)	$52

11. Debt

MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2023	December 31, 2022
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	20,657	20,046
Consolidated subsidiaries:
MarkWest	12	23
ANDX	31	31
Finance lease obligations	7	8
Total	20,707	20,108
Unamortized debt issuance costs	(125)	(117)
Unamortized discount	(164)	(195)
Amounts due within one year	(1)	(988)
Total long-term debt due after one year	$20,417	$18,808

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

There was no activity on the MPLX Credit Agreement during the nine months ended September 30, 2023.

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

On February 15, 2023, MPLX used $600 million of the net proceeds from the offering of the 2033 Senior Notes and 2053 Senior Notes described above to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds from the offering, and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest. The redemption resulted in a loss of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs for the three months ended March 31, 2023, which is included on the Consolidated Statements of Income as Other financial costs, net.

12. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$97	$544	$641
Service revenue - related parties	1,033	5	1,038
Service revenue - product related	—	75	75
Product sales	2	476	478
Product sales - related parties	4	47	51
Total revenues from contracts with customers	$1,136	$1,147	2,283
Non-ASC 606 revenue(1)			629
Total revenues and other income			$2,912

	Three Months Ended September 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$94	$533	$627
Service revenue - related parties	944	4	948
Service revenue - product related	—	83	83
Product sales	2	615	617
Product sales - related parties	2	44	46
Total revenues from contracts with customers	$1,042	$1,279	2,321
Non-ASC 606 revenue(1)			1,080
Total revenues and other income			$3,401

	Nine Months Ended September 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$272	$1,609	$1,881
Service revenue - related parties	2,951	11	2,962
Service revenue - product related	—	214	214
Product sales	4	1,270	1,274
Product sales - related parties	10	145	155
Total revenues from contracts with customers	$3,237	$3,249	6,486
Non-ASC 606 revenue(1)			1,829
Total revenues and other income			$8,315

	Nine Months Ended September 30, 2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$243	$1,515	$1,758
Service revenue - related parties	2,788	13	2,801
Service revenue - product related	—	324	324
Product sales	5	1,807	1,812
Product sales - related parties	10	132	142
Total revenues from contracts with customers	$3,046	$3,791	6,837
Non-ASC 606 revenue(1)			2,114
Total revenues and other income			$8,951
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income.

Contract Balances

Our receivables are primarily associated with customer contracts. Payment terms vary by product or service type; however, the period between invoicing and payment is not significant. Included within the receivables are balances related to commodity sales on behalf of our producer customers, for which we remit the net sales price back to the producer customers upon completion of the sale. These balances are included in Receivables, net on the Consolidated Balance Sheets.

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

The tables below reflect the changes in ASC 606 contract balances for the nine-month periods ended September 30, 2023 and September 30, 2022:

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2023
Contract assets	$21	$(19)	$—	$2
Long-term contract assets	1	—	—	1
Deferred revenue	57	24	(31)	50
Deferred revenue - related parties	63	63	(72)	54
Long-term deferred revenue	216	76	—	292
Long-term deferred revenue - related parties	25	5	—	30
Long-term contract liabilities	$2	$(2)	$—	$—

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2022
Contract assets	$25	$(9)	$—	$16
Long-term contract assets	2	—	—	2
Deferred revenue	56	40	(33)	63
Deferred revenue - related parties	60	79	(83)	56
Long-term deferred revenue	135	27	—	162
Long-term deferred revenue - related parties	31	(5)	—	26
Long-term contract liabilities	$5	$(1)	$—	$4
(1)     No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.

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

(In billions)
2023	$0.5
2024	2.0
2025	1.9
2026	1.7
2027	1.6
Thereafter	1.0
Total estimated revenue on remaining performance obligations	$8.7

As of September 30, 2023, unsatisfied performance obligations included in the Consolidated Balance Sheets are $426 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 20 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

13. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$724	$642
Income taxes paid	4	2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	8	—
Net transfers of property, plant and equipment to lease receivable	$86	$20

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2023	2022
Additions to property, plant and equipment	$662	$535
Increase in capital accruals	6	39
Total capital expenditures	$668	$574

14. Leases

During the third quarter of 2022, the approved expansion of a gathering and compression system triggered the first assessment of the related third-party agreement under ASC 842. Similarly, an amendment to extend the term of our butane storage service agreement with MPC triggered the first assessment of the related-party agreement under ASC 842. As a result of the assessments during the third quarter of 2022, the leases were reclassified from operating leases to sales-type leases. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized. The present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease during the period.

The following presents the consolidated financial statement impact of the sales-type lease modifications discussed above. These transactions, including any related gains recognized in the Consolidated Statements of Income, were non-cash transactions.

	Three Months Ended September 30, 2022
(In millions)	Related Party(1)	Third Party(2)
Lease receivables	$79	$914
Unguaranteed residual assets	6	63
Property, plant and equipment, net	(42)	(745)
Deferred revenue	—	277
Amount recognized on commencement date	$43	$509
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

Accrued liabilities for remediation totaled $23 million at September 30, 2023 and $17 million December 31, 2022. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Other Legal Proceedings

In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seeking disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims.

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

Guarantees related to indebtedness of equity method investees

We hold a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The Army Corps has not provided a definitive date as to when a final decision would be issued.

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

If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Contractual Commitments and Contingencies

From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2023, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
•volatility in or degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks, natural hazards, extreme weather events, hostilities in the Middle East, the military conflict between Russia and Ukraine, other conflicts, inflation, rising interest rates or otherwise;
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
•our ability to maintain adequate insurance coverage and recover insurance proceeds to offset losses resulting from accidents or other insurance incidents and unscheduled shutdowns;
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

Significant Financial and Other Highlights

Significant financial highlights for the three months ended September 30, 2023 and September 30, 2022 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.
(1)     The 2022 amounts include a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.
(2)    Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights

•Returned $799 million and $2,419 million of capital to unitholders in the three and nine months ended September 30, 2023, via distributions.
•Announced a third quarter 2023 distribution of $0.850 per common unit, representing a 10% increase over the prior quarter’s distribution.

Garyville Tank Farm Incident

In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm (“Garyville Incident”), resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $63 million of incident response costs during the three and nine months ended September 30, 2023. We are pursuing recovery of property damage and incident response costs under the relevant insurance policies, although there can be no assurance as to the amount of recovery, if any.

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

Succession Planning

As previously disclosed, MPC maintains a mandatory retirement policy that, absent a waiver or extension, requires an executive officer to retire from service to the company coincident with, or immediately following, the first of the month after such executive officer reaches age 65 (the "Policy"). Michael J. Hennigan, President and Chief Executive Officer of our general partner, as well as the President and Chief Executive Officer of MPC, will reach mandatory retirement on August 1, 2024. Accordingly, the MPC Board of Directors, with a focus on the long-term strategic direction of the company, is engaged in appropriate succession planning activities, which are expected to include, among other customary steps, the review of succession candidates, as well as consideration of any waiver or extension of the Policy respecting Mr. Hennigan.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Revenues and other income:
Total revenues and other income(1)	$2,912	$3,401	$(489)	$8,315	$8,951	$(636)
Costs and expenses:
Cost of revenues (excludes items below)	367	371	(4)	1,023	981	42
Purchased product costs	474	540	(66)	1,234	1,670	(436)
Rental cost of sales	20	22	(2)	60	101	(41)
Rental cost of sales - related parties	8	10	(2)	24	44	(20)
Purchases - related parties	442	364	78	1,160	1,034	126
Depreciation and amortization	301	302	(1)	907	925	(18)
General and administrative expenses	102	88	14	280	248	32
Other taxes	44	30	14	102	97	5
Total costs and expenses	1,758	1,727	31	4,790	5,100	(310)
Income from operations	1,154	1,674	(520)	3,525	3,851	(326)
Related-party interest and other financial costs	—	—	—	—	5	(5)
Interest expense, net of amounts capitalized	223	217	6	673	627	46
Other financial costs, net	2	19	(17)	28	59	(31)
Income before income taxes	929	1,438	(509)	2,824	3,160	(336)
Provision for income taxes	1	1	—	2	6	(4)
Net income	928	1,437	(509)	2,822	3,154	(332)
Less: Net income attributable to noncontrolling interests	10	9	1	28	26	2
Net income attributable to MPLX LP	918	1,428	(510)	2,794	3,128	(334)

Adjusted EBITDA attributable to MPLX LP(2)	1,596	1,471	125	4,646	4,321	325
DCF attributable to MPLX(2)	$1,373	$1,264	$109	$3,956	$3,711	$245
(1)     The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.
(2)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$928	$1,437	$(509)	$2,822	$3,154	$(332)
Provision for income taxes	1	1	—	2	6	(4)
Interest and other financial costs	225	236	(11)	701	691	10
Income from operations	1,154	1,674	(520)	3,525	3,851	(326)
Depreciation and amortization	301	302	(1)	907	925	(18)
Income from equity method investments	(159)	(125)	(34)	(438)	(335)	(103)
Distributions/adjustments related to equity method investments	208	166	42	551	450	101
Gain on sales-type leases	—	(509)	509	—	(509)	509
Garyville Incident response costs	63	—	63	63	—	63
Other(1)	40	(27)	67	69	(32)	101
Adjusted EBITDA	1,607	1,481	126	4,677	4,350	327
Adjusted EBITDA attributable to noncontrolling interests	(11)	(10)	(1)	(31)	(29)	(2)
Adjusted EBITDA attributable to MPLX LP	1,596	1,471	125	4,646	4,321	325
Deferred revenue impacts	25	39	(14)	65	87	(22)
Sales-type lease payments, net of income	3	3	—	9	13	(4)
Net interest and other financial costs(2)	(212)	(216)	4	(650)	(635)	(15)
Maintenance capital expenditures, net of reimbursements	(28)	(40)	12	(93)	(93)	—
Equity method investment maintenance capital expenditures paid out	(4)	(4)	—	(11)	(10)	(1)
Other	(7)	11	(18)	(10)	28	(38)
DCF attributable to MPLX LP	1,373	1,264	109	3,956	3,711	245
Preferred unit distributions	(25)	(33)	8	(76)	(96)	20
DCF attributable to GP and LP unitholders	$1,348	$1,231	$117	$3,880	$3,615	$265
(1)    Includes unrealized derivative gain/(loss), non-cash equity-based compensation and other miscellaneous items.
(2)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,244	$1,039	$205	$3,908	$3,651	$257
Changes in working capital items	56	208	(152)	(56)	60	(116)
All other, net	(9)	(15)	6	(12)	(51)	39
Loss on extinguishment of debt	—	1	(1)	9	1	8
Net interest and other financial costs(1)	212	216	(4)	650	635	15
Other adjustments to equity method investment distributions	13	19	(6)	25	45	(20)
Garyville Incident response costs	63	—	63	63	—	63
Other	28	13	15	90	9	81
Adjusted EBITDA	1,607	1,481	126	4,677	4,350	327
Adjusted EBITDA attributable to noncontrolling interests	(11)	(10)	(1)	(31)	(29)	(2)
Adjusted EBITDA attributable to MPLX LP	1,596	1,471	125	4,646	4,321	325
Deferred revenue impacts	25	39	(14)	65	87	(22)
Sales-type lease payments, net of income	3	3	—	9	13	(4)
Net interest and other financial costs(1)	(212)	(216)	4	(650)	(635)	(15)
Maintenance capital expenditures, net of reimbursements	(28)	(40)	12	(93)	(93)	—
Equity method investment maintenance capital expenditures paid out	(4)	(4)	—	(11)	(10)	(1)
Other	(7)	11	(18)	(10)	28	(38)
DCF attributable to MPLX LP	1,373	1,264	109	3,956	3,711	245
Preferred unit distributions	(25)	(33)	8	(76)	(96)	20
DCF attributable to GP and LP unitholders	$1,348	$1,231	$117	$3,880	$3,615	$265
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Total revenues and other income decreased $489 million in the third quarter of 2023 compared to the same period of 2022. The decrease was driven by a contract modification that resulted in a non-cash gain on sales-type lease of $509 million in the third quarter of 2022. In addition, product sales revenue decreased as a result of lower NGL prices during the third quarter of 2023 as compared to the same period of 2022. The decrease was partially offset by rate escalations and higher throughput across the business and a $34 million increase in income from equity method investments primarily due to higher throughput.

Purchased product costs decreased $66 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $276 million, partially offset by higher NGL volumes of $157 million and a change of $53 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Purchases - related parties increased $78 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to Garyville Incident response costs of $63 million and increased employee costs from MPC.

Interest expense, net of amounts capitalized increased $6 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to refinancing maturing debt with fixed rate debt at higher interest rates in 2022 and 2023 in addition to taking on incremental debt in order to finance the redemption of the 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B preferred units”) in the first quarter of 2023. Other financial costs, net also benefited from higher interest earned during the third quarter of 2023. Refer to the Liquidity and Capital Resources section for further information.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Total revenues and other income decreased $636 million in the first nine months of 2023 compared to the same period of 2022. The decrease was driven by a contract modification that resulted in a non-cash gain on sales-type lease of $509 million in the third quarter of 2022 in addition to lower product sales revenue as a result of lower NGL prices during the first nine months of

2023 as compared to the same period of 2022. The decrease was partially offset by rate escalations and higher throughput across the business and a $103 million increase in income from equity method investments primarily due to higher throughput.

Cost of revenues increased $42 million and rental cost of sales (including related party) decreased $61 million in the first nine months of 2023 compared to the same period of 2022. These offsetting variances reflect the modification of a gathering and compression agreement in the third quarter of 2022 (“Third-Party Lease Modification”), which resulted in a change in the presentation of expenses from rental cost of sales to cost of revenues.

Purchased product costs decreased $436 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $826 million, partially offset by higher volumes of $329 million and a change of $61 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Purchases - related parties increased $126 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to Garyville Incident response costs of $63 million, higher volumes and pricing on associated related-party purchased product costs, and higher transportation costs.

Depreciation and amortization decreased $18 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the third quarter of 2022.

General and administrative expenses increased $32 million in the first nine months of 2023 compared to the same period of 2022 due to increased costs from MPC, primarily higher employee costs, and other miscellaneous expenses.

Interest expense, net of amounts capitalized increased $46 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to refinancing debt with fixed rate debt at higher interest rates in 2022 and 2023 in addition to taking on incremental debt in order to finance the redemption of the Series B preferred units in the first quarter of 2023. Other financial costs, net also benefited from higher interest earned during 2023. Refer to the Liquidity and Capital Resources section for further information.

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

The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and nine months ended September 30, 2023 and September 30, 2022.

L&S Segment
Third Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Service revenue	$1,130	$1,038	$92	$3,223	$3,031	$192
Rental income	216	210	6	638	593	45
Product related revenue	6	4	2	14	15	(1)
Sales-type lease revenue	129	118	11	379	343	36
Income from equity method investments	95	72	23	248	183	65
Other income	15	8	7	47	42	5
Total segment revenues and other income	1,591	1,450	141	4,549	4,207	342
Cost of revenues	158	160	(2)	451	460	(9)
Purchases - related parties	341	265	76	848	762	86
Depreciation and amortization	130	128	2	399	387	12
General and administrative expenses	60	48	12	160	134	26
Other taxes	32	19	13	71	60	11
Total costs and expenses	721	620	101	1,929	1,803	126
Segment income from operations	870	830	40	2,620	2,404	216

Segment Adjusted EBITDA	1,091	969	122	3,139	2,839	300
Capital expenditures	73	80	(7)	251	238	13
Investments in unconsolidated affiliates(1)	$7	$12	$(5)	$23	$90	$(67)
(1)    The nine months ended September 30, 2022 includes a contribution of $60 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, to fund our share of a debt repayment by the joint venture.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Service revenue increased $92 million in the third quarter of 2023 compared to the same period of 2022. This was primarily driven by higher pipeline tariff rates, increased pipeline throughput, and $15 million from refining logistics fee escalations.

Sales-type lease revenue increased $11 million in the third quarter of 2023 compared to the same period of 2022. This was due to an increase of $5 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC, with the remainder being attributable to fee escalations.

Income from equity method investments increased $23 million in the third quarter of 2023 compared to the same period of 2022. This was primarily driven by increased throughput on equity method investment pipeline systems.

Purchases - related parties increased $76 million in the third quarter of 2023 compared to the same period of 2022, primarily due to Garyville Incident response costs of $63 million and increased employee costs from MPC.

General and administrative expenses increased $12 million in the first nine months of 2023 compared to the same period of 2022, due to increased costs from MPC, primarily higher employee costs, as well as other miscellaneous increases.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Service revenue increased $192 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to higher pipeline tariff rates and increased pipeline throughput, and $32 million from refining logistics fee escalations. These increases were partially offset by a decrease of $41 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $45 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to an increase of $18 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC. The remaining increase was primarily due to the escalation of storage fees.

Sales-type lease revenue increased $36 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to an increase of $23 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC, as well as an increase of $12 million from refining logistics due to fee escalations.

Income from equity method investments increased $65 million in the first nine months of 2023 compared to the same period of 2022. This was primarily driven by increased throughput on equity method investment pipeline systems.

Purchases - related parties increased $86 million in the first nine months of 2023 compared to the same period of 2022, primarily due to Garyville Incident response costs of $63 million and increased employee costs from MPC.

General and administrative expenses increased $26 million in the first nine months of 2023 compared to the same period of 2022, due to increased costs from MPC, primarily higher employee costs, as well as other miscellaneous increases.

L&S Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,911	3,596	3,796	3,551
Product pipelines	1,975	2,169	2,027	2,125
Total pipelines	5,886	5,765	5,823	5,676

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.99	$0.93	$0.95	$0.91
Product pipelines	0.99	0.80	0.88	0.80
Total pipelines	$0.99	$0.88	$0.93	$0.86

Terminal throughput (mbpd)	3,228	3,026	3,167	3,023

Marine Assets (number in operation)(2)
Barges	305	296	305	296
Towboats	27	23	27	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

G&P Segment
Third Quarter G&P Segment Financial Highlights (in millions)
(1)     The 2022 amount includes a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	Variance	2023	2022	Variance
Service revenue	$549	$537	$12	$1,620	$1,528	$92
Rental income	52	66	(14)	155	239	(84)
Product related revenue	598	742	(144)	1,629	2,263	(634)
Sales-type lease revenue	34	28	6	101	28	73
Income from equity method investments	64	53	11	190	152	38
Other income(1)	24	525	(501)	71	534	(463)
Total segment revenues and other income	1,321	1,951	(630)	3,766	4,744	(978)
Cost of revenues	237	243	(6)	656	666	(10)
Purchased product costs	474	540	(66)	1,234	1,670	(436)
Purchases - related parties	101	99	2	312	272	40
Depreciation and amortization	171	174	(3)	508	538	(30)
General and administrative expenses	42	40	2	120	114	6
Other taxes	12	11	1	31	37	(6)
Total costs and expenses	1,037	1,107	(70)	2,861	3,297	(436)

Segment Adjusted EBITDA	505	502	3	1,507	1,482	25
Capital expenditures	151	146	5	417	336	81
Investments in unconsolidated affiliates	$6	$30	$(24)	$67	$108	$(41)
(1)     The three and nine months ended September 30, 2022 include a $509 million non-cash gain on a lease reclassification. See Note 14 in the unaudited consolidated financial statements for additional information.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Service revenue increased $12 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to higher volumes and higher throughput fee rates in the Marcellus.

Rental income decreased $14 million and sales-type lease revenue increased $6 million in the third quarter of 2023 compared to the same period of 2022. The net decrease was primarily due to a contract modification that decreased the amount of revenue allocated to Rental income in Southern Appalachia beginning in the first quarter of 2023, partially offset by higher volumes and higher throughput fee rates.

Product related revenue decreased $144 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices across all regions of $310 million, partially offset by higher volumes in the Southwest of $175 million.

Income from equity method investments increased $11 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to higher volumes associated with several of our joint ventures in the Marcellus and Utica. Additionally, our joint venture in the Southwest region added processing capacity in the fourth quarter of 2022 driving higher volumes over the prior period.

Other income decreased $501 million in the third quarter of 2023 compared to the same period of 2022 due primarily to a non-cash gain on lease reclassification of $509 million in the third quarter of 2022.

Purchased product costs decreased $66 million in the third quarter of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices in the Southwest and Southern Appalachia of $276 million, partially offset by higher NGL volumes in the Southwest of $157 million and a change of $53 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Service revenue increased $92 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to higher volumes and higher throughput fee rates in the Marcellus and Rockies.

Rental income decreased $84 million and sales-type lease revenue increased $73 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to changes in the presentation of revenue between rental income and sales-type lease revenue as a result of the Third-Party Lease Modification in the third quarter of 2022. In addition, a contract modification decreased the amount of revenue allocated to Rental income in Southern Appalachia beginning in the first quarter 2023.

Product related revenue decreased $634 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to lower prices across all regions of $958 million, partially offset by higher volumes in the Southwest of $322 million.

Income from equity method investments increased $38 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to higher volumes associated with several of our joint ventures in the Marcellus and Utica. Additionally, our joint venture in the Southwest region added processing capacity in the fourth quarter of 2022 driving higher volumes over the prior period.

Other income decreased $463 million in the first nine months of 2023 compared to the same period of 2022 due primarily to a non-cash gain on lease reclassification of $509 million in the third quarter of 2022 partially offset by the impact of asset disposals year over year.

Purchased product costs decreased $436 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to lower NGL prices of $826 million in the Southwest and Southern Appalachia, partially offset by higher volumes in the Southwest of $329 million and a change of $61 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Purchases - related parties increased $40 million in the first nine months of 2023 compared to the same period of 2022. The increase is attributable to higher volumes and pricing on associated related-party purchased product costs in the Rockies and higher transportation costs from increased throughput in the Southwest.

Depreciation and amortization decreased $30 million in the first nine months of 2023 compared to the same period of 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in the third quarter of 2022. This decrease was partially offset by depreciation on new assets placed in service after the third quarter of 2022.

G&P Operating Data

(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,376	1,325	1,376	1,325
Utica Operations	—	—	2,375	2,381
Southwest Operations	1,302	1,362	1,742	1,642
Bakken Operations	160	147	160	147
Rockies Operations	490	452	604	588
Total gathering throughput	3,328	3,286	6,257	6,083

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,187	4,060	5,803	5,535
Utica Operations	—	—	557	518
Southwest Operations	1,405	1,502	1,744	1,666
Southern Appalachian Operations	207	205	207	205
Bakken Operations	159	130	159	130
Rockies Operations	491	462	491	462
Total natural gas processed	6,449	6,359	8,961	8,516

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	546	496	546	496
Utica Operations(3)	—	—	34	30
Southern Appalachian Operations	10	12	10	12
Bakken Operations	20	21	20	21
Rockies Operations	3	3	3	3
Total C2 + NGLs fractionated(4)	579	532	613	562

	MPLX LP(1)		MPLX LP Operated(2)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,353	1,308	1,353	1,308
Utica Operations	—	—	2,387	2,048
Southwest Operations	1,345	1,367	1,775	1,605
Bakken Operations	159	147	159	147
Rockies Operations	463	424	584	556
Total gathering throughput	3,320	3,246	6,258	5,664

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,107	4,021	5,683	5,503
Utica Operations	—	—	533	488
Southwest Operations	1,442	1,446	1,771	1,616
Southern Appalachian Operations	219	220	219	220
Bakken Operations	157	138	157	138
Rockies Operations	472	436	472	436
Total natural gas processed	6,397	6,261	8,835	8,401

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	533	478	533	478
Utica Operations(3)	—	—	31	28
Southern Appalachian Operations	10	11	10	11
Bakken Operations	19	21	19	21
Rockies Operations	3	3	3	3
Total C2 + NGLs fractionated(4)	565	513	596	541

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.66	$7.91	$2.58	$6.67
C2 + NGL Pricing ($ per gallon)(5)	$0.68	$1.01	$0.69	$1.11
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
(4)    Purity ethane makes up approximately 246 mbpd and 210 mbpd of MPLX LP consolidated total fractionated products for the three months ended September 30, 2023 and September 30, 2022, respectively, and approximately 240 mbpd and 195 mbpd of total fractionated products for the nine months ended September 30, 2023 and September 30, 2022, respectively. Purity ethane makes up approximately 254 mbpd and 217 mbpd of MPLX LP Operated total fractionated products for the three months ended September 30, 2023 and September 30, 2022, respectively, and approximately 246 mbpd and 200 mbpd of total fractionated products for the nine months ended September 30, 2023 and September 30, 2022, respectively.
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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $960 million at September 30, 2023 and $238 million at December 31, 2022. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$3,908	$3,651
Investing activities	(727)	(676)
Financing activities	(2,459)	(2,867)
Total	$722	$108

Net cash provided by operating activities increased $257 million in the first nine months of 2023 compared to the same period of 2022, primarily due to improved results from operations and favorable working capital changes during the first nine months of 2022 compared to the same period of 2023.

Net cash used in investing activities increased $51 million in the first nine months of 2023 compared to the same period of 2022, due to higher capital spending. The increase in the first nine months of 2023 was partially offset by higher contributions to equity method investments for the first half of 2022, which included a $60 million contribution to Dakota Access to fund our share of a scheduled debt repayment by the joint venture.

Net cash used in financing activities decreased $408 million in the first nine months of 2023 compared to the same period of 2022. The decrease was driven by net borrowings in the first half of 2023 as compared to net repayments in the first half of 2022, resulting in a decreased use of cash of $861 million. There were no unit repurchases in the first nine months of 2023 resulting in a $315 million lower use of cash as compared to the same period of 2022. The decrease in the use of cash was partially offset by the use of $600 million to redeem all of the outstanding Series B preferred units and by $171 million of higher distributions paid to unitholders during the first nine months of 2023 compared to the same period of 2022, as a result of the 10 percent increase in our base distribution effective for the third quarter of 2022.

Adjusted Free Cash Flow

The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net cash provided by operating activities(1)	$1,244	$1,039	$3,908	$3,651
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(236)	(265)	(727)	(676)
Contributions from MPC	7	13	20	30
Distributions to noncontrolling interests	(11)	(10)	(30)	(29)
Adjusted free cash flow	1,004	777	3,171	2,976
Distributions paid to common and preferred unitholders	(799)	(755)	(2,419)	(2,248)
Adjusted free cash flow after distributions	$205	$22	$752	$728
(1)    The three months ended September 30, 2023 and September 30, 2022 include working capital builds of $56 million and $208 million, respectively. The nine months ended September 30, 2023 and September 30, 2022 include a working capital draw of $56 million and a working capital build of $60 million, respectively.

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

Our intention is to maintain an investment-grade credit profile. As of September 30, 2023, the credit ratings on our senior unsecured debt were as follows:

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

Our liquidity totaled $4.5 billion at September 30, 2023 consisting of:

	September 30, 2023
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement(1)	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			960
Total liquidity			$4,460
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

MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the nine-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2023, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.4 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

Equity and Preferred Units Overview

Unit Repurchase Program

On August 2, 2022, we announced the board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

No units were repurchased during the nine months ended September 30, 2023. As of September 30, 2023, we had $846 million remaining under the repurchase authorization.

Redemption of the Series B Preferred Units

On February 15, 2023, MPLX exercised its right to redeem all 600,000 outstanding Series B preferred units. MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit. See Note 5 to the unaudited consolidated financial statements for more information.

Distributions on the Series B preferred units were payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. In accordance with these terms, MPLX made a final cash distribution of $21 million to Series B preferred unitholders on February 15, 2023, in conjunction with the redemption.

Distributions

We intend to pay a minimum quarterly distribution to the holders of our common units of $0.2625 per unit, or $1.05 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The amount of distributions paid under our policy and the decision to make any distributions is determined by our general partner, taking into consideration the terms of our partnership agreement. Such minimum distribution would equate to $263 million per quarter, or $1,051 million per year, based on the number of common units outstanding at September 30, 2023.

On October 24, 2023, MPLX declared a cash distribution for the third quarter of 2023, totaling $851 million, or $0.850 per common unit. This distribution will be paid on November 13, 2023 to common unitholders of record on November 3, 2023. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.

The allocation of total cash distributions is as follows for the three and nine months ended September 30, 2023 and September 30, 2022. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2023	2022	2023	2022
Distribution declared:
Limited partner units - public	$301	$275	$849	$789
Limited partner units - MPC	550	502	1,554	1,415
Total LP distribution declared	851	777	2,403	2,204
Series A preferred units	25	23	71	65
Series B preferred units(1)	—	10	5	31
Total distribution declared	$876	$810	$2,479	$2,300

Quarterly cash distributions declared per limited partner common unit	$0.850	$0.775	$2.400	$2.185
(1)    The nine months ended September 30, 2023 includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.

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

MPLX’s initial capital investment plan for 2023 totals $950 million, net of reimbursements, which includes growth capital of $800 million and maintenance capital of $150 million. Growth capital expenditures and investments in affiliates during the nine months ended September 30, 2023 were primarily for gas processing plants and gathering projects in the Marcellus and Permian basins, as well as additions to our brown water marine fleet. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2023	2022
Capital expenditures:
Growth capital expenditures	$555	$451
Growth capital reimbursements(1)	(119)	(70)
Investments in unconsolidated affiliates	90	198
Return of capital	—	(11)
Capitalized interest	(10)	(6)
Total growth capital expenditures(2)	516	562
Maintenance capital expenditures	113	123
Maintenance capital reimbursements	(20)	(30)
Capitalized interest	(1)	(1)
Total maintenance capital expenditures	92	92

Total growth and maintenance capital expenditures	608	654
Investments in unconsolidated affiliates(3)	(90)	(198)
Return of capital	—	11
Growth and maintenance capital reimbursements(4)	139	100
Increase in capital accruals	(6)	(39)
Capitalized interest	11	7
Additions to property, plant and equipment(3)	$662	$535
(1)    Growth capital reimbursements include reimbursements from customers and our Sponsor.
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

Contractual Cash Obligations

As of September 30, 2023, our contractual cash obligations included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2023, our debt obligations increased by $600 million due to the issuance of senior notes and use of proceeds described above in Liquidity and Capital Resources-Debt and Liquidity Overview. There were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2022.

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

Transactions with Related Parties

At September 30, 2023, MPC owned our non-economic general partnership interest and held approximately 65 percent of our outstanding common units.

We provide MPC with crude oil and product pipeline based on regulated tariff/contracted rates, as well as storage, terminal, fuels distribution, and inland marine transportation services based on contracted rates. We also have agreements with MPC under which we receive fees for operating MPC’s retained pipeline assets, providing management services for the marine business, and operating certain of MPC’s equity method investments. MPC provides us with certain services related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services under employee services and omnibus services agreements.

The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues and other income(1)	49%	46%	50%	46%
Total costs and expenses	29%	24%	28%	24%
(1)    2022 periods exclude gain on sales-type leases.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. There have been no material changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

As of September 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Standards Not Yet Adopted

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Accounting standards are discussed in Note 2 of the unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2023, we did not have any open financial derivative instruments to hedge the economic risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk

The information about commodity price risk for the three and nine months ended September 30, 2023 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2022.

Outstanding Derivative Contracts and Sensitivity Analysis

See Notes 9 and 10 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivative instruments, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

Our open derivative positions at September 30, 2023 will expire at various times through 2023. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. Based on our open net positions at September 30, 2023, a 10 percent change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and Income before income taxes by $1.0 million. This analysis may differ from actual results.

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

(In millions)	Fair Value as of September 30, 2023(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended September 30, 2023(3)
Outstanding debt
Fixed-rate	$17,922	$1,363	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2023.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2023.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of September 30, 2023.

At September 30, 2023, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 9 in the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

Dakota Access Pipeline

As reported in our Annual Report on Form 10-K for the year ended December 31, 2022, MPLX holds a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The Army Corps has not provided a definitive date as to when a final decision would be issued.

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

If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Edwardsville Incident

As reported in our Annual Report on Form 10-K for the year ended December 31, 2022, in March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC (“MPL”), an indirect wholly owned subsidiary of MPLX, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22" line near Edwardsville, Illinois in March 2022. In September 2023, the U.S. Department of Justice and EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as other pipeline releases. We cannot currently estimate the amount of any civil penalty or the timing of the resolution of this matter but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: October 31, 2023	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)