Form 10-K
period 2023-12-31
MPLX LP
filed 2024-02-28
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(419) 422-2121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partnership Interests	MPLX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
The aggregate market value of common units held by non-affiliates as of June 30, 2023 was approximately $12.0 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 30, 2023. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 1,010,717,254 common units outstanding at February 23, 2024.
Documents Incorporated By Reference: None

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Additionally, throughout this Annual Report on Form 10-K, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

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
•environmental, social and governance, which we refer to as “ESG,” plans and goals, including those related to greenhouse gas, which we refer to as “GHG,” emissions and intensity, biodiversity, diversity and inclusion and ESG reporting;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investments, including plans to grow stable cash flows, lower costs and return capital to unitholders;
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

Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•general economic, political or regulatory developments, including inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, natural gas liquids, such as ethane, propane, butanes and natural gasoline, which we refer to as “NGLs,” renewables, or taxation;
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
•consumer demand for refined products, natural gas, renewables and NGLs;
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
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and Ukraine, inflation, or rising interest rates;
•changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto;
•the availability of desirable strategic alternatives to optimize portfolio assets and our ability to obtain regulatory and other approvals with respect thereto;

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
•our ability to comply with federal and state environmental, economic, health and safety, energy and other policies and regulations or enforcement actions initiated thereunder;
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
•industrial incidents or other unscheduled shutdowns affecting our machinery, pipelines, processing, fractionation and treating facilities or equipment, means of transportation, or those of our suppliers or customers;
•acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs, refined products, or renewables;
•political pressure and influence of environmental groups that are adverse to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products, or renewables;
•the imposition of windfall profit taxes or maximum refining margin penalties on companies operating in the energy industry in California or other jurisdictions;
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG goals and targets within the expected timeframe, if at all; and
•the other factors described in Item 1A. Risk Factors.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Part I

Item 1. Business

OVERVIEW

We are a diversified, large-cap master limited partnership formed by MPC in 2012 (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. Our assets are positioned throughout the United States. The business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”) and Gathering and Processing (“G&P”). The L&S segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The L&S segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The G&P segment provides gathering, processing and transportation of natural gas as well as the transportation, fractionation, storage and marketing of NGLs. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties provide information about our assets as of December 31, 2023:

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
(b) Includes MPLX owned and operated natural gas processing complexes
LOOP LLC

As of 12-31-23

We continue to have a strategic relationship with MPC, which is a large source of our revenues. We have executed numerous long-term, fee-based agreements with minimum volume commitments with MPC which provide us with a stable and predictable revenue stream and source of cash flows. As of December 31, 2023, MPC owned our general partner and approximately 65 percent of our outstanding common units. In 2023, MPC accounted for 50 percent of our total revenues and other income, primarily within our L&S segment, and will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many crude oil and natural gas resource plays, including the Marcellus Shale, Permian Basin, Utica Shale, STACK Shale and Bakken Shale, among others.

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

2023 RESULTS

The following table summarizes the operating performance for each segment for the year ended December 31, 2023. For further discussion of our segments and a reconciliation of Non-GAAP measures to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.

2023 Segment Results (in millions)
$11,281
$5,158
$6,123
$4,658
$2,959
$1,699
$6,269
$2,041
$4,228
Segment revenues and other income
Segment cost of revenues and purchases
Segment Adjusted EBITDA
L&S
G&P

RECENT DEVELOPMENTS

•On January 24, 2024, we announced the board of directors of our general partner declared a distribution of $0.85 per common unit that was paid on February 14, 2024 to common unitholders of record on February 5, 2024.

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

Commitment to Return Capital to Unitholders: We are committed to generating cash flows in excess of both our capital spending and our distributions, while maintaining a strong balance sheet. With our commitment to strict-capital discipline and fostering a low-cost culture, we expect to continue generating strong cash flow, enhancing our financial flexibility to invest in and grow the business, while also supporting the return of capital to MPLX unitholders.

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

ORGANIZATIONAL STRUCTURE

The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 23, 2024.

Marathon Petroleum Corporation
(NYSE: MPC)
and Affiliates (including our General Partner)
647 million Common Units
(64% of common units outstanding)
MPLX GP LLC
(our General Partner)
non-economic general partner interest
Public Unitholders
363 million
Common Units
(36% of common
units outstanding)
Series A
Preferred
Unitholders
20 million
Preferred Units
MPLX LP
(NYSE: MPLX)
(the Partnership)

We are an MLP with outstanding common units held by MPC and public unitholders as well as preferred units. Our common units are publicly traded on the NYSE under the symbol “MPLX.” Our Series A preferred units rank senior to all common units. The holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Our 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B preferred units”) were redeemed on February 15, 2023 and are no longer outstanding.

INDUSTRY OVERVIEW

As of December 31, 2023, our diversified services in the midstream sector broken down by our segments are as follows:

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
L&S:

The L&S segment includes gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. These assets consist of a network of 15,361 miles of wholly and jointly-owned common carrier pipelines and associated storage assets, refining logistics assets at 13 refineries, 88 terminals including one export terminal, storage caverns, tank farm assets including rail and truck racks, an inland marine business and a fuels distribution business. For information related to our L&S assets, please see Item 2. Properties - Logistics and Storage. Our L&S assets are integral to the success of MPC’s operations. We continue to evaluate projects and opportunities that will further enhance our existing operations and provide valuable services to MPC and third parties.

We generate revenue in the L&S segment primarily by charging tariffs for gathering and transporting crude oil, refined products, other hydrocarbon-based products and renewables through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil, refined products and renewables at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month. We are also the operator of additional crude oil and refined product pipelines either owned by MPC, or in which MPLX or MPC has an ownership interest, for which we are paid operating fees. For the year ended December 31, 2023, approximately 87 percent of L&S segment revenues and other income was generated from MPC.

G&P:

The G&P segment gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. As of December 31, 2023, gathering and processing assets available to MPLX included approximately 9.7 Bcf/d of gathering capacity, 12.0 Bcf/d of natural gas processing capacity and 829 mbpd of fractionation and de-ethanization capacity. For a summary of our gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines see Item 2. Properties - Gathering and Processing.

Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction. For the year ended December 31, 2023, revenues with one customer primarily related to these NGL transactions in the Southwest region accounted for approximately 21 percent of G&P segment revenues. Revenues earned from two customers within the Marcellus region were also significant to the segment; however, neither of these customers represented more than 15 percent of G&P segment revenues. Neither of these customers was significant to MPLX consolidated revenues.

For further financial information regarding our segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

OUR RELATIONSHIP WITH MPC

One of our competitive strengths is our strategic relationship with MPC, which operates one of the largest refining systems in the United States in terms of refining capacity. MPC owns and operates 13 refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States and distributes refined products, including renewable diesel, through transportation, storage, distribution and marketing services provided primarily by MPLX.

MPC retains a significant interest in us through its non-economic ownership of our general partner and held approximately 65 percent of the outstanding common units of MPLX as of December 31, 2023. Given MPC’s significant interest in us, we believe MPC will promote and support the successful execution of our business strategies. We have implemented and continue to pursue growth and integration opportunities along existing value chains that benefit both MPC and MPLX.

OUR L&S CONTRACTS WITH MPC AND THIRD PARTIES

Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC

Our L&S assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation, terminal and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation, terminal and storage services to MPC and, other than under our marine transportation services agreement, most of these agreements include minimum committed volumes from MPC. MPC has also committed to pay a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation services agreements. We also have a fuels distribution agreement with MPC under which we provide scheduling and other services for MPC’s products.

The following table sets forth additional information regarding our transportation, storage, terminal, and fuels distribution services agreements with MPC as expected to be in effect throughout 2024:

Agreement	Initial Term (years)	MPC minimum commitment
Transportation Services (mbpd):
Crude pipelines(1)	4 - 10	1,875
Refined product pipelines(2)	1 - 15	1,549
Marine(3)	5 - 6	N/A
Storage Services (mbbls):
Tank Farms(4)	2 - 12	131,279
Caverns(5)	10 - 17	3,632
Terminal Services(6) (mbpd)	Various	1,995
Fuels Distribution Services(7) (millions of gallons per year)	10	23,449
(1)    Commitments are adjusted for crude viscosity. Renewal terms include multiple two to five-year terms.
(2)     Renewal terms include multiple one to five-year terms.
(3)     MPC has committed to utilize 100 percent of our available capacity of boats and barges. These agreements are each subject to one remaining renewal period of five years.
(4)    Volume shown represents total shell capacity available for MPC’s use and includes refining logistics tanks. Renewal terms vary and range from year-to-year to multiple additional five-year terms.
(5)    Renewal terms vary and range from zero to 10 years. Volume shown represents total shell capacity.
(6)    Renewal terms vary and range from month-to-month to two additional five-year terms.
(7)    The contract initiated in February 2018 and includes one additional five-year renewal term.

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

We have numerous storage services agreements governing storage services at various types of facilities including terminals, pipeline tank farms, caverns and refineries, under which MPC pays MPLX per-barrel fees for providing storage services. Some of these agreements provide MPC with exclusive access to storage at certain locations, such as storage located at MPC’s refineries or storage in certain caverns. Under these agreements, MPC pays MPLX a per-barrel fee for such storage capacity, regardless of whether MPC fully utilizes the available capacity.

Through our fuels distribution services, we distribute refined products through an extensive network of retail locations owned or operated by independent entrepreneurs. We have a fuels distribution service agreement with MPC under which MPC pays MPLX a tiered monthly fee based on the volume of MPC’s products marketed by MPLX each month, subject to a maximum annual volume. MPLX has agreed to use commercially reasonable efforts to sell not less than a minimum quarterly volume of MPC’s products during each calendar quarter. If MPLX sells less than the minimum quarterly volume of MPC’s products during any calendar quarter despite its commercially reasonable efforts, MPC will pay MPLX a deficiency payment equal to the volume deficiency multiplied by the applicable tiered fee. The dollar amount of actual sales volume of MPC’s products that exceeds the minimum quarterly volume (an “Excess Sale”) for a particular quarter will be applied as a credit, on a first-in-first-out basis, against any future deficiency payment owed by MPC to MPLX during the four calendar quarters immediately following the calendar quarter in which the Excess Sale occurs.

Our agreements with MPC provide for annual escalations that are either fixed or based on a variety of factors including the FERC index and various other inflation-based indexes depending on the nature and geography of the services provided.

Pipeline Operating Agreements with MPC

We operate various pipelines owned by MPC, under operating services agreements. Under these operating services agreements, we receive an operating fee for operating the assets, which include certain MPC wholly owned or partially owned crude oil, natural gas, and refined product pipelines, and for providing various operational services with respect to those assets. We are generally reimbursed for all direct and indirect costs associated with operating the assets and providing such operational services. These agreements vary in length and automatically renew with most agreements being indexed for inflation.

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

Transportation, Terminal and Storage Services Agreements with Third Parties

We have multiple transportation and terminal services agreements with third parties under which we provide use of pipelines and tank storage, and provide services, facilities and other infrastructure related to the receipt, storage, throughput, blending and delivery of commodities. Some of these agreements contain minimum volume commitments under which we agree to handle a certain amount of product throughput each month in exchange for a predetermined fixed fee. Under the remaining agreements, we receive an agreed upon fee based on actual product throughput following the completion of services.

Marine Management Services Agreements with MPC

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

Additionally, we have certain indemnification agreements with MPC under which MPC retains responsibility for remediation of environmental liabilities due to the use or operation of the assets prior to our ownership, and indemnifies us for any losses we incurred arising out of those remediation obligations.

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

Keep-whole agreement with MPC

MPLX has a keep-whole commodity agreement related to our Rockies operations with MPC. Under the agreement, MPC pays us a processing fee for NGLs related to keep-whole agreements and we pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year.

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

SEASONALITY

The volume of crude oil and refined products transported and stored utilizing our assets is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. The majority of effects of seasonality on our L&S segment’s revenues are mitigated through the use of fee-based transportation and storage services agreements with MPC that include minimum volume commitments.

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

Energy Policy Act of 2005

Under the Domenici-Barton Energy Policy Act of 2005 (“EPAct 2005”) and related regulations, it is unlawful for gas pipelines and storage companies that provide interstate services to: (i) directly or indirectly, use or employ any device, scheme or artifice to defraud in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 gives the FERC civil penalty authority to impose penalties for certain violations of up to approximately $1.5 million per day for each violation, subject to FERC’s annual inflation adjustment. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

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

On September 6, 2022, EPA issued a notice of proposed rulemaking that would designate Perfluorooctanoic Acid (“PFOA”) and Perfluorooctane Sulfonate (“PFOS”) as hazardous substances under CERCLA Section 102(a). EPA indicates it will issue a final action during the first quarter of 2024. In addition, EPA has received three petitions requesting regulatory action on per- and polyfluoroalkyl substances (“PFAS”) under RCRA and in February 2024, proposed two regulations that would add nine PFAS, including PFOA and PFOS, to the list of RCRA hazardous constituents and broaden the definition of hazardous waste applicable to corrective action requirements at hazardous waste treatment, storage, and disposal facilities. We cannot currently predict the impact of potential statutes or regulations on our remediation costs.

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

Construction or maintenance of our plants, compressor stations, pipelines, barge docks and storage facilities may impact wetlands or other surface water bodies, which are also regulated under the CWA by EPA, the United States Army Corps of Engineers (“Army Corps”) and state water quality agencies. Regulatory requirements governing wetlands and other surface water bodies (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. We believe that we are in substantial compliance with the CWA and analogous state laws. However, there is no assurance that we will not incur material increases in our operating costs or delays in the construction or expansion of our facilities because of future developments, the implementation of new laws and regulations, the reinterpretation of existing laws and regulations, or otherwise, including, for example, increased construction activities, potential inadvertent releases arising from pursuing borings for pipelines, and earth slips due to heavy rain and/or other causes.

On October 22, 2019, EPA and the Army Corps published a final rule to repeal the 2015 “Clean Water Rule: Definition of Waters of the United States” (“2015 Rule”), which amended portions of the Code of Federal Regulations to restore the regulatory text that existed prior to the 2015 Rule, effective December 23, 2019. The rule repealing the 2015 Rule has been challenged in multiple federal courts. On April 21, 2020, EPA and the Army Corps promulgated the Navigable Waters Protection Rule (“2020 Rule”) to define “waters of the United States.” The 2020 Rule has been vacated by a federal court. On January 18, 2023, EPA and the Army Corps published a final rule (“2023 Rule”) repealing the 2020 Rule defining “waters of the United States” and adopting a rule largely based upon the definition adopted in 1986 with some revisions based upon subsequent United States Supreme Court rulings, in particular Rapanos v. United States (2006) which produced two different tests for determining “waters of the United States,” the relatively permanent waters and significant nexus tests. The 2023 Rule has been challenged in multiple federal courts and has been enjoined from applying in 27 states where the pre-2015 “waters of the United States” definition and guidance applies. On May 25, 2023, the United States Supreme Court issued its decision in Sackett v. EPA rejecting the significant nexus test in favor of the relatively permanent waters test, thereby narrowing the scope of wetlands and other water bodies regulated as “waters of the United States.” On September 8, 2023, EPA and the Army Corps revised the 2023 Rule to conform to the Sackett decision (“Revised 2023 Rule”). The Revised 2023 Rule applies in only 23 states and has also been challenged in multiple federal courts. The regulatory uncertainty could result in delays in permitting and impact pipeline construction and maintenance activities.

In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The Army Corps subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. A challenge of the 2021 authorization is currently pending before the U.S. District Court for the District of Columbia (“D.D.C.”), after being transferred from the U.S. District Court for the District of Montana in August 2022 and the plaintiffs request the court vacate and remand the 2021 authorization. Also, a petition has been filed with the Army Corps asking it to revoke the 2021 authorization. The Army Corps could repeal or replace the 2021 authorization in a subsequent rulemaking, and proposed modifications to NWP 12 are expected to be published for notice and comment in early 2024. The repeal, vacatur, revocation or modification of the 2021 authorization could impact pipeline construction and maintenance activities.

As part of our emergency response activities, we have used aqueous film forming foam (“AFFF”) containing PFAS chemicals as a vapor and fire suppressant. At this time, AFFFs containing PFAS are the most effective foams to prevent and control a flammable petroleum-based liquid fire involving a large storage tank or tank containment area. Fluorine-free firefighting foams are currently under development but have not yet proven to be as effective as AFFFs containing PFAS.

In May 2016, EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - PFOA and PFOS. These HALs were updated in June 2022, when EPA also issued HALs for two additional PFAS substances. In February 2019, EPA issued a PFAS Action Plan identifying actions it is planning to take to study and regulate various PFAS chemicals. EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) developing cleanup recommendations for PFOA and PFOS, (3) evaluating listing PFOA and PFOS as hazardous substances under CERCLA, and (4) conducting toxicity assessments for other PFAS chemicals. On December 5, 2022, EPA issued to states and EPA regional offices a memorandum providing guidance for addressing PFAS discharges in wastewater and stormwater. Also, on March 29, 2023, EPA issued a notice of proposed rulemaking to establish national drinking water standards for PFOS, PFOA, perfluorohexane sulfonic acid , perfluorononanoic acid, PFBS, and hexafluoropropylene oxide dimer acid and its ammonium salt (also known as “GenX”). EPA indicates it will issue a final rule in late 2024. Congress may also take further action to regulate PFAS. We cannot currently predict the impact of potential statutes or regulations on our operations. In addition, many states are actively proposing and adopting legislation and regulations relating to the use of AFFFs containing PFAS. Additionally, many states are using EPA HALs for PFOS and PFOA and some states are adopting and proposing state-specific drinking water and cleanup standards for various PFAS, including but not limited to PFOS and PFOA. We cannot currently predict the impact of these regulations on our liquidity, financial position, or results of operations.

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

In February 2024, EPA released a final rule to lower the primary fine particulate matter annual standard from its current level of 12.0 µg/m3 to 9.0 µg/m3. Lowering of the NAAQS and subsequent designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require emission reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various state implementation plan requirements at this time.

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

On December 2, 2023, EPA issued its final rule to regulate methane emissions from the Oil and Natural Gas Sector. The rule titled “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Gas Sector Climate Review” requires MPLX to control and reduce methane emissions within its natural gas gathering and boosting operations and gas processing facilities. The rule is consistent with the voluntary methane reduction programs that MPLX has been implementing through its Focus on Methane Program. As a result, although the rule requires MPLX to make additional investments to further reduce methane emissions, we do not believe the rule will have a material impact to our operations.

The Inflation Reduction Act of 2022 includes a charge on methane emissions above a certain threshold for facilities that report their GHG emissions under the EPA's Greenhouse Gas Emissions Reporting Program Part 98 regulations. The charge starts at $900 per metric ton of methane in 2024, $1,200 per metric ton in 2025, and increasing to $1,500 per metric ton in 2026 and beyond. At this time, we do not expect it to have a material adverse effect on our operations, financial condition or results of operations.

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

Safety Matters

We are subject to oversight pursuant to the federal Occupational Safety and Health Act, as amended (“OSH Act”), as amended, as well as comparable state statutes that regulate the protection of the health and safety of workers. We believe that we have conducted our operations in substantial compliance with regulations promulgated pursuant to the OSH Act, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

We are also subject at regulated facilities to the Occupational Safety and Health Administration’s Process Safety Management and EPA’s Risk Management Program requirements, which are intended to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The application of these regulations can result in increased compliance expenditures.

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

Security

Certain of our facilities are subject to the Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which expired on July 28, 2023. Congress has introduced bills that, if passed, would extend the program. We also have several facilities that are subject to the United States Coast Guard’s Maritime Transportation Security Act, and a number of other facilities that are subject to the Transportation Security Administration’s Pipeline Security Guidelines and are designated as “Critical Facilities.” We have an internal inspection program designed to monitor and ensure compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.

Tribal Lands

Various federal agencies, including EPA and the Department of the Interior, along with certain Native American tribes, promulgate and enforce regulations pertaining to oil and gas operations on Native American tribal lands where we operate. These regulations include such matters as lease provisions, drilling and production requirements, and standards to protect environmental quality and cultural resources. In addition, each Native American tribe is a sovereign nation having the right to enforce certain laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These laws and regulations may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our operations on such lands.

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

MPC believes its employees are its greatest asset of strength, and the culture reflects the quality of individuals across its workforce. Its collaborative efforts, which include fostering an inclusive environment, providing broad-based development and mentorship opportunities, recognizing and rewarding accomplishments and offering benefits that support the well-being of its employees and their families, contribute to increased engagement and fulfilling careers. Empowering people and prioritizing accountability are also key components for developing a high-performing culture, which is critical to achieving MPC’s strategic vision.

Employee Profile

As of December 31, 2023, our general partner and its affiliates, had approximately 5,810 full-time employees that provide services to us under our employee services agreements.

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

Talent Management

MPC’s People Strategy holistically addresses the dynamic business environment it operates in. It enables MPC to be an employer of choice with the best people and the right capabilities supporting its inclusive culture. Executing this People Strategy requires that it attracts and retains the best talent. Attracting and retaining top talent involves presenting new employees with the tools for success and providing opportunities for long-term engagement and career advancement. Its Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows it to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. MPC believes each diverse candidate brings a new perspective to its workforce, and it actively seeks candidates with a variety of backgrounds and experience.

MPC equips its employees at every level with classroom training, online courses and on the job activities that provide the knowledge and skills necessary to perform their daily job functions safely and successfully. Simultaneously, it supports its employees with a wide range of career development programs, tools, and key talent processes to help them advance and grow their careers within MPC.

Compensation and Benefits

To ensure MPC is offering competitive pay packages, it annually benchmarks compensation, including base salaries, bonus levels and long-term incentive targets. MPC’s annual bonus program, for which all employees are eligible, is a critical component of its compensation as it rewards employees for MPC’s achievement against preset goals, encouraging employee commitment and ownership of results. Employees in the senior leader pay grades, as well as most other leaders, receive long-term incentive awards annually to align their compensation to the interests of MPC shareholders and MPLX unitholders.

MPC offers comprehensive benefits that are also benchmarked annually, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. MPC also provides retirement programs, life insurance, family building and support programs, sick and disability benefits, education assistance, as well as supports the well-being of employees and their families through a comprehensive Employee Assistance Program and financial wellness tools. In addition, MPC encourages employees to refresh and recharge by providing competitive vacation programs and paid parental leave benefits for birth mothers and nonbirth parents. Further, MPC awards a significant number of college and trade school scholarships to the high school senior children of employees through the Marathon Petroleum Scholars Program. Both full-time and part-time employees are eligible for these benefits.

Inclusion

MPC’s People Strategy also includes its Diversity, Equity and Inclusion (“DE&I”) program guided by a dedicated team of subject matter experts and supported by leadership. Its program is based on its three-pillar DE&I strategy of building a diverse workforce, creating an inclusive culture, and contributing to our thriving communities.

MPC promotes cultural inclusivity and respect among its employees. It recognizes that when employees feel valued, it shows in their performance. MPC’s employee networks are fundamental to achieving this goal and connect employees with others who have a shared identity and life experiences. These seven groups use a member and ally model to promote inclusion— Asian, Black, Hispanic, LGBTQ+, Veterans, Women and People with Disabilities. Led by employees with involvement and support from executive sponsors, MPC’s networks connect colleagues from across the company and provide opportunities for development, networking, and community involvement.

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

Item 1A. Risk Factors

You should carefully consider each of the following risks and all the other information contained in this Annual Report on Form 10-K in evaluating us and our common units. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common units could decline. We have in the past been adversely affected by certain of, and may in the future be affected by, these risks. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

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

We have no control over the level of drilling activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by demand, prevailing and projected energy prices, drilling costs, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Reductions or changes in exploration or production activity in our areas of operations could lead to reduced throughput on our pipelines and utilization rates of our facilities.

Fluctuations in energy prices can negatively affect drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, alternative energy sources such as wind, solar and other renewable energy technologies, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers deciding to limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to our facilities and adversely affect our revenues and cash available for distribution.

This impact may also be exacerbated in circumstances where our compensation for services is commodity-based, which are more directly impacted by changes in natural gas and NGL prices than our fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, our purchase and resale of gas and NGLs in the ordinary course exposes us to significant risk of volatility in natural gas or NGL prices due to the potential difference in price at the time of the purchases and then the subsequent sales. The significant volatility in natural gas, NGL and oil prices could adversely impact our unit price, thereby increasing our distribution yield and cost of capital. Such impacts could adversely impact our ability to execute our long-term organic growth projects, satisfy our obligations to our customers, and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.

We may not always be able to accurately estimate expected production volumes of our producer customers; therefore, volumes we service in the future could be less than we anticipate.

We may not be able to accurately estimate expected production volumes of our producer customers. Furthermore, we may have only limited oil, natural gas, NGL or refined product supplies committed to any new facility prior to its construction. We may construct facilities to capture anticipated future growth in production or satisfy anticipated market demand which does not materialize, the facilities may not operate as planned, or the facilities may be underutilized. In order to attract additional oil, natural gas, NGL or refined product supplies from a customer, we may be required to order equipment and facilities, obtain rights of way or other land rights or otherwise commence construction activities for facilities that will be required to serve such customer’s additional supplies prior to executing agreements with the customer. If such agreements are not executed, we may be unable to recover such costs and expenses. Additionally, new facilities may not be able to attract enough oil, natural gas, NGLs or refined products to achieve our expected investment return. Alternatively, oil, natural gas, NGL or refined product supplies committed to facilities under construction may be delivered prior to completion of such facilities. In such event, we may be required to temporarily utilize third-party facilities to offload oil, natural gas, NGLs or refined products, which may increase our operating costs and reduce our cash available for distribution.

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

As a consequence of the increase in competition in the industry, as well as the volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternative fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could affect our profitability.

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

Our operations are subject to business interruptions and present inherent hazards and risks, which could adversely impact our results of operations and financial conditions.

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

Increases in inflation may have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the commodity markets generally, the overall demand for our products and services, our costs for labor, material and services and the margins we are able to realize on our products and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.

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

Our information systems (and those of our third-party business partners and service providers), including our cloud computing environments and operational technology environments, are subject to numerous and evolving cybersecurity threats and attacks, including ransomware and other malware, and phishing and social engineering schemes, supply chain attacks, and advanced artificial intelligence cyberattacks, which can compromise our ability to operate, and the confidentiality, availability, and integrity of data in our systems or those of our third-party business partners and service providers. These and other cybersecurity threats may originate with criminal attackers, advanced persistent threats and nation-state actors, state-sponsored actors, or employee error or malfeasance. Because the techniques used to obtain unauthorized access, or to disable or degrade systems continuously evolve and have become increasingly complex and sophisticated, and can remain undetected for a period of time despite efforts to detect and respond in a timely manner, we (and our third-party business partners and service providers) are subject to the risk of cyberattacks.

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

We have significant debt obligations, which totaled $20.7 billion as of December 31, 2023, including amounts, if any, outstanding under our loan agreement with a wholly owned subsidiary of MPC. We may incur significant debt obligations in the future. Our indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:
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
Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes or refinance existing debt and our ability to make distributions at our intended levels.

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

We have recorded goodwill and other intangible assets that could become further impaired and result in material non-cash charges to our results of operations.

We accounted for certain acquisitions using the acquisition method of accounting, which requires that the assets and liabilities of the acquired business be recorded to our balance sheet at their respective fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of the acquired net assets is recognized as goodwill.

As of December 31, 2023, our balance sheet reflected $7.6 billion and $654 million of goodwill and other intangible assets, respectively. We have in the past recorded significant impairments of our goodwill. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

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

Climate change and GHG emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could adversely impact our results of operations and financial condition.

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

Certain municipalities have also proposed or enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect demand for the natural gas that we transport and store. Certain jurisdictions are also considering ordinances that would prohibit construction or expansion of terminals.

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

International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, may impact the regulatory framework of states whose policies directly influence our present and future operations. In the United States, an Executive Order issued January 27, 2021, announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. In December 2023, EPA completed one provision of the order by promulgating a final rule to reduce methane and volatile organic compounds from oil and gas operations. Concurrently, EPA significantly increased the social cost of greenhouse gases. A higher social cost of greenhouse gases could support more stringent GHG emission regulation.

The scope and magnitude of the changes to U.S. climate change strategy under the current and future administrations, however, remain subject to the passage of legislation and interpretation and action of federal and state regulatory bodies; therefore, the impact to our industry and operations due to GHG regulation is unknown at this time.

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

We are subject to risks associated with societal and political pressures and other forms of opposition to the development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and our ability to continue to operate or realize certain growth strategies.

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

In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community, including climate change, energy transition matters, and diversity, equity and inclusion. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote ESG-related change at public companies, including, but not limited to, through the investment and voting practices of investment advisers, pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on our access to capital. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHG emission reduction and energy transition strategies. If we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions, reduce GHG intensity for new and existing projects, increase our non-fossil fuel product portfolio, and/or address other ESG-related stakeholder concerns, we could experience additional costs or financial penalties, delayed or cancelled projects, or adverse unit price impacts, which could have a material and adverse effect on our business and results of operations. Further, our reputation could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.

Our goals, targets and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and unit price.

Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures regarding climate-related initiatives. In 2022, MPLX established a target to reduce methane emissions intensity and MPC, MPLX’s largest customer, has established a target to reduce GHG emissions. These targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We assess progress with these targets on an annual basis. We may modify, discontinue, update and expand targets or adopt new metrics as new information, opportunities, and technologies become available. Further, there are conflicting expectations and priorities from regulatory authorities, investors, voluntary reporting frame works, and other stakeholders surrounding accounting and disclosure of ESG matters and climate related initiatives. Our efforts to accomplish and accurately report on these goals and objectives, which may be, in part, dependent on the actions of suppliers and other third parties, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and unit price.

Efforts to achieve goals and targets, such as the foregoing and future internal climate-related initiatives, may increase costs, require purchase of carbon credits, or limit or impact our business plans and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets and an impairment of the associated net book value, among other material adverse impacts. Additionally, as the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, including the SEC’s proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Our failure or perceived failure to pursue or fulfill such goals and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, unit price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.

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

The Shipping Act of 1916 and Merchant Marine Act of 1920 (together, the “Maritime Laws”), generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, entities that own such vessels must be owned at least 75 percent by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, we would be prohibited from operating vessels in the U.S. inland waters. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.

Some of our natural gas, NGL, crude oil and refined product pipelines are subject to FERC’s rate-making policies that could have an adverse impact on our ability to establish rates that would allow us to recover the full cost of operating our pipelines, plus a reasonable return.

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

MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2023, MPC had consolidated long-term indebtedness of approximately $27.6 billion, of which $6.9 billion was a direct obligation of MPC or its subsidiaries other than MPLX or its consolidated subsidiaries. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. All income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, all distributions to non-U.S. unitholders will be subject to withholding taxes at the highest applicable effective tax rate, and, in the event of a sale of our units by a non-U.S. unitholder, such non-U.S. unitholder will be subject to withholding taxes on all proceeds attributable to the sale of such units.

Furthermore, while non-U.S. unitholders are subject to additional withholding on distributions in excess of cumulative net income, we do not calculate cumulative net income for withholding purposes. Consequently, all of our distributions to non-U.S. unitholders will be subject to such additional withholding.

Non-U.S. unitholders will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Non-U.S. unitholders will also potentially have tax filings and payment obligations in additional jurisdictions.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is generally limited to the sum of our business interest income and 30 percent of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, our adjusted taxable income is also computed without regard to any depreciation or amortization.

If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them in the current taxable year and may be limited in their ability to deduct such interest expense in a future taxable year. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

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

MPC owned our general partner and approximately 64 percent of our outstanding common units as of February 23, 2024. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership, conflicts of interest may arise between MPC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including MPC, over the interests of our common unitholders, which may occur under our Partnership Agreement without being independently reviewed by the conflicts committee. These conflicts include, among others, the following situations:
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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 23, 2024, our general partner and its affiliates owned approximately 64 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

As of February 23, 2024, MPC held 647,415,452 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are managed and operated by the board of directors and executive officers of MPLX GP, our general partner and a wholly owned subsidiary of MPC. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations, including processes for the assessment, identification and management of material risks from cybersecurity threats.

Risk Management and Strategy

MPC has processes in place designed to protect our information systems, data, assets, infrastructure and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity and availability. These enterprise-wide processes are based upon policies, practices and standards that guide MPC on identifying, assessing and managing material cybersecurity risks and include, but are not limited to:

•placing security limits on physical and network access to our information technology (“IT”) and operating technology (“OT”) systems;
•employing internal IT and OT controls designed to detect cybersecurity threats by collecting and analyzing data in MPC’s centralized cybersecurity operations center;
•utilizing layers of defensive methodologies designed to facilitate cyber resilience, minimize attack surfaces and provide flexibility and scalability in MPC’s ability to address cybersecurity risks and threats;
•providing cybersecurity threat and awareness training to employees and contractors;
•limiting remote network access to our IT and OT network environments; and
•assessing our cybersecurity resiliency through various methods, including penetration testing, tabletop exercises with varying scenarios and participants ranging from individuals on our operations teams to executive leadership, and analyzing our corporate cybersecurity incident response plan.

MPC applies an enterprise risk management (“ERM”) methodology as established and led by the MPC and MPLX GP executive leadership team to identify, assess and manage enterprise-level risks. MPC’s cybersecurity risk program directly integrates and is intended to align with MPC’s governing ERM program.

MPC engages with external resources to contribute to and provide independent evaluation of MPC’s cybersecurity practices, including a periodical assessment of our cybersecurity program performed by a third party. MPC’s cybersecurity leadership and operational teams monitor cybersecurity threat intelligence and applicable cybersecurity regulatory requirements in a variety of ways, including by communicating with federal agencies, trade associations, service providers, and other miscellaneous third-party resources. MPLX GP’s management team through consultation with MPC’s Senior Vice President and Chief Digital Officer (“CDO”), Vice President and Chief Information Security Officer (“CISO”) and the MPLX GP Audit Committee of the MPLX GP Board use the information gathered from these sources to inform long-term cybersecurity investments and strategies which seek to identify, protect, detect, respond and recover from cybersecurity incidents.

MPC manages third-party service provider cybersecurity risks through contract management, evaluation of applicable security control assessments, and third party risk assessment processes.

As of February 28, 2024, we do not believe that any past cybersecurity incidents have had, or are reasonably likely to have, a material adverse effect on the company, including our business, operations or financial condition. However, there can be no assurance that MPC’s cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that efforts will always be successful. It is possible that these events may occur and could have a material adverse effect on our business, operations or financial condition. See “Business and Operational Risks--We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Governance

The full Board of Directors of MPLX GP oversees enterprise-level risks and has delegated to the Audit Committee of the MPLX GP Board oversight of risks from cybersecurity threats as informed through MPC’s ERM program. MPC’s CDO and CISO are standing members of the ERM committee, comprised of members of senior management, and as part of the committee, report on and evaluate cybersecurity threats and risk management efforts, as communicated to them by way of their direct reports and the larger cybersecurity team. The MPC CDO and CISO provides regular cybersecurity briefings to the MPLX GP Board of Directors and the MPLX GP Audit Committee as needed, with a minimum of two briefings per year. The MPLX GP Audit Committee further reviews and provides input on our cybersecurity and information security strategy.

MPC’s CISO is responsible for the cybersecurity program which is comprised of Cybersecurity GRC (Governance, Risk & Compliance), Cybersecurity Architecture, Operations & Engineering, and a Cyber Fusion Center that includes Threat Intelligence, Vulnerability Management, & Incident Response. MPC’s CISO has 30 years of experience in the oil and gas industry and has held various leadership and strategic roles across IT, software R&D and marketing.

MPC’s CISO works at the direction of MPC’s CDO, who has more than 20 years of executive IT leadership experience and leads the company’s Digital and Information Technology functions that seek to provide innovative, secure, and reliable technology products and services to MPC and its customers.

Item 2. Properties

LOGISTICS AND STORAGE

Crude Oil and Refined Product Pipelines

The following table sets forth information regarding our crude oil and refined product pipeline systems as of December 31, 2023.

	Diameter	Length (miles)
Crude Systems(1)	2" - 42"	5,159
Refined Product Systems(2)	4" - 36"	3,788
(1)    Includes approximately 16 miles of pipeline leased from third parties and 1,192 miles of inactive pipeline.
(2)    Includes approximately 2 miles of pipeline leased from third parties, 201 miles of inactive refined product pipeline, 87 miles in which we have partial ownership of 65 percent and 17 miles in which we have partial ownership of 50 percent.

The following table sets forth information regarding the pipeline systems which we have an interest in through ownership of our equity method investments as of December 31, 2023.

	Diameter	Length (miles)	Ownership Percentage
Crude Systems:
MarEn Bakken Company LLC(1)	30"	1,916	25%
Minnesota Pipe Line Company LLC	16" - 24"	975	17%
W2W Holdings LLC(2)	24” - 36”	652	50%
Illinois Extension Pipeline Company LLC	24"	168	35%
Andeavor Logistics Rio Pipeline LLC	12"	119	67%
LOCAP LLC	48"	57	59%
LOOP LLC(3)	48"	48	41%
Refined Product Systems:
Explorer Pipeline Company	10" - 28"	1,872	25%
Natural Gas and NGL Systems:
Whistler Pipeline LLC(4)	36" - 42"	498	38%
BANGL LLC(5)	12" - 24"	109	25%
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”).
(2)    The investment in W2W Holdings LLC includes our 15 percent indirect interest in a joint venture that has partial ownership of the Wink to Webster pipeline system.
(3)     LOOP LLC also includes the Louisiana Offshore Oil Port, a deepwater offloading oil port in the Gulf of Mexico, as well as temporary crude oil storage.
(4)    Whistler Pipeline LLC also owns a 50 percent interest in a joint venture owning primarily natural gas storage facilities.
(5)    BANGL LLC also owns a 42 percent interest in a 323 mile NGL pipeline.

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

Terminal Assets

The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2023.

Owned and Operated Terminals(1)	Number of Terminals	Tank Shell Capacity (mbbls)	Number of Tanks
Refined Product Terminals:
Alabama	2	443	16
Alaska	3	1,540	35
California	8	3,484	67
Florida	3	2,265	48
Georgia	4	982	30
Idaho	3	999	49
Illinois	2	562	15
Indiana	7	3,770	68
Kentucky	6	2,587	56
Louisiana	2	5,469	53
Michigan	8	2,440	73
Minnesota	1	13	5
New Mexico	2	470	21
North Carolina	3	1,343	26
North Dakota	1	—	—
Ohio	12	3,144	99
Pennsylvania	1	390	12
South Carolina	1	371	8
Tennessee	4	1,149	30
Texas	1	76	15
Utah	1	21	2
Washington	4	920	25
West Virginia	2	1,564	24
Total Refined Product Terminals	81	34,002	777
Asphalt Terminals:
Arizona	3	556	60
Minnesota	1	—	—
Nevada(2)	1	283	19
New Mexico	1	38	9
Texas	1	197	20
Total Asphalt Terminals	7	1,074	108
Total Terminals	88	35,076	885
(1)    MPLX also has partial ownership interest in one terminal with a tank shell capacity of 415 mbbls, of which MPLX is not the operator.
(2)    This terminal is accounted for as an equity method investment.

Marine Assets

The following table sets forth certain information regarding our marine assets in operation as of December 31, 2023. The marine business currently has an associated transportation service agreement with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (mbbls)
Inland tank barges	305	8,123
Inland towboats	29	N/A

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

Refining Logistics Assets

The following table outlines the tankage owned by us, serving MPC’s refineries as of December 31, 2023. We also own and operate rail and truck racks and docks at certain of these refineries. Each of the following assets are currently included in storage services agreements with MPC.

MPC Refining Logistics Assets	Tank Capacity (mbbls)
Galveston Bay, Texas City, Texas	18,977
Garyville, Louisiana	16,466
Los Angeles, California	14,242
Robinson, Illinois	6,913
Anacortes, Washington	5,448
Catlettsburg, Kentucky	5,098
Detroit, Michigan	5,006
El Paso, Texas	5,084
St. Paul Park, Minnesota	3,983
Kenai, Alaska	3,488
Mandan, North Dakota	3,180
Canton, Ohio	2,695
Salt Lake City, Utah	2,139
Total	92,719

MPC formed the Martinez Renewables joint venture and began producing renewable diesel at the Martinez facility in 2023. MPLX owns refining logistics assets with 5,977 mbbls of storage capacity associated with the facility, and has entered into terminalling and storage service agreements with the joint venture and its partners to provide services for the facility.

Other L&S Assets

MPLX owns and operates various other midstream assets, including 31 barge docks with a total capacity of 4,859 mbpd and 8 storage caverns with a storage commitment of 3,632 mbbls. As of December 31, 2023, in addition to the storage tanks at MPC’s refineries, we operated 32 tank farms, including one leased tank farm, with total available storage capacity of 33,452 mbbls. Our operations also include a renewable fuels rail loading hub in North Dakota with 180 mbbls of storage capacity, and more than 100 miles of water pipeline systems in North Dakota and Wyoming dedicated to gathering and handling produced water associated with well completion and production activities. These assets each currently have associated service agreements with MPC or third parties.

GATHERING AND PROCESSING

The following tables set forth certain information relating to our consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2023. See further discussion about our joint ventures in Item 8. Financial Statements and Supplementary Data - Note 5.

Gas Processing Complexes

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	6,320	5,773	91%
Utica Operations	1,325	564	43%
Southwest Operations(2)	2,545	1,772	70%
Southern Appalachia Operations	495	216	44%
Bakken Operations(3)	185	163	88%
Rockies Operations	1,177	483	41%
Total Gas Processing	12,047	8,971	74%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    The capacity presented above includes our proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as we own a non-operating 40 percent interest in this joint venture. Actual throughput of 159 MMcf/d representing our share of processed volumes is also included and used to compute the utilization presented above.
(3)    Includes volumes processed at third-party facilities in the Bakken.

Fractionation Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations(2)(3)	413	323	78%
Utica Operations(2)(3)(4)	—	—	—%
Southern Appalachia Operations(2)(5)	24	11	46%
Bakken Operations	33	20	61%
Rockies Operations	5	3	60%
Total C3+ Fractionation	475	357	75%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Certain complexes have above-ground NGL storage with a usable capacity of 1,334 thousand barrels.
(3)    The capacity, throughput and utilization of design capacity at the Hopedale fractionation complex is presented in the Marcellus Operations totals, however, the Hopedale fractionation complex is jointly owned by MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”). Ohio Fractionation is a joint venture between MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and Sherwood Midstream (a joint venture between MarkWest Liberty Midstream and Antero Midstream LLC). MarkWest Liberty Midstream and Sherwood Midstream are entities that operate in the Marcellus region, and MarkWest Utica EMG is an entity that operates in the Utica region. During the year ended December 31, 2023, the Marcellus Operations and Utica Operations utilized an average of 89 percent and 11 percent of the Hopedale fractionation complex, respectively. Additionally, Sherwood Midstream has the right to fractionation revenue and the obligation to pay expenses related to 40 mbpd of capacity in the Hopedale 3 and 4 fractionators.
(4)    We operate a condensate stabilization facility with a capacity of 23 mbpd and 77 thousand barrels of condensate storage that is owned by a joint venture in which we have a 62 percent ownership interest. Actual NGL throughput at this facility was 13 mbpd for the year ended December 31, 2023.
(5)    This region includes complexes with both above-ground, pressurized NGL storage facilities, with usable capacity of 48 thousand barrels, and underground storage facilities, with usable capacity of 238 thousand barrels.

De-ethanization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations	309	233	75%
Utica Operations	40	7	18%
Rockies Operations	5	—	—%
Total De-ethanization	354	240	68%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	1,622	1,389	88%
Utica Operations	3,183	2,338	73%
Southwest Operations	2,980	1,772	59%
Bakken Operations	239	165	69%
Rockies Operations(2)	1,637	593	36%
Total Natural Gas Gathering	9,661	6,257	65%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Includes 102 MMcf/d of volumes gathered for third parties by our operated joint venture Rendezvous Gas Services, L.L.C. (“RGS”). Excludes RGS gathering capacity of 1,032 MMcf/d and volumes gathered by RGS which generally interconnect with our owned Rockies region gathering systems.
NGL Pipelines

Region	Diameter	Length (miles)
Marcellus Operations	4" - 20"	448
Utica Operations	4" - 20"	178
Southern Appalachia Operations	6" - 8"	140
Southwest Operations	6" - 10"	28
Bakken Operations	6" - 12"	104
Rockies Operations	4" - 10"	36

Title to Properties

We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. In many instances, lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants, as well as potential conflicts with other mineral or surface use owners. We have obtained, where determined necessary, permits, leases, license agreements and franchise ordinances from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, as applicable. We also have obtained easements and license agreements from railroad companies to cross over or under railroad properties or rights-of-way. Some of the property rights we have obtained are revocable at the election of the grantor. In addition, we lease vehicles, building spaces, and pipeline equipment under long-term operating leases, most of which include renewal options. Many of our compression, processing, fractionation and other facilities, including certain fractionation plants and certain of our pipelines and other facilities, are on land that we either own in fee or that is held under long-term leases. For any such facilities that are on land that we lease, we could be required to remove our facilities upon the termination or expiration of the leases.

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

Dakota Access Pipeline

We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Bakken Pipeline system. In 2020, the D.D.C. ordered the United States Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which is expected to be issued by the end of 2024.

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

If the vacation of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacation of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Tesoro High Plains Pipeline

In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. On November 8, 2023, the Court granted THPP’s motion to sever and stay the U.S. Government Parties’ counterclaims. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. THPP continues not to operate the portion of the pipeline that crosses the property at issue.

Edwardsville Incident

In March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC (“MPL”), an indirect wholly owned subsidiary of MPLX LP, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22" line near Edwardsville, Illinois. In September 2023, the U.S. Department of Justice and EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as three pipeline incidents in Illinois and Indiana in 2018, 2020, and 2021.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE and traded under the symbol “MPLX.” As of February 23, 2024, there were approximately 229 registered holders of our outstanding common units.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases during the quarter ended December 31, 2023, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(1)
10/1/2023-10/31/2023	—	$—	—	$846
11/1/2023-11/30/2023	—	—	—	846
12/1/2023-12/31/2023	—	—	—	$846
Total	—	$—	—
(1)On August 2, 2022, we announced the board authorization for the repurchase of up to $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K does not address certain items regarding the year ended December 31, 2021. Discussion and analysis of 2021 and year-to-year comparisons between 2022 and 2021 not included in this Annual Report on Form 10-K can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.

All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See Disclosures Regarding Forward-Looking Statements and Item 1A. Risk Factors for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business, results of operations and financial condition should also be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data.

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

SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS

Significant financial and other highlights for the years ended December 31, 2023, 2022 and 2021 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.

Financial Highlights (millions of dollars)
Revenues and other income(1)
11,281
11,613
10,027
Net income(1)
3,966
3,978
3,112
Net cash provided by operating activities
5,397
5,019
4,911
Adjusted EBITDA attributable to MPLX(2)
6,269
5,775
5,560
DCF attributable to MPLX(2)
5,340
4,981
4,785
Adjusted free cash flow(2)
4,135
4,069
4,399
2023
2022
2021

(1)    The year ended December 31, 2022 includes a gain on a lease reclassification of $509 million. See Item 8. Financial Statements and Supplementary Data - Note 20 in the Consolidated Financial Statements for additional information.
(2)    Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights

•Generated $5.4 billion of net cash provided by operating activities, $5.3 billion of distributable cash flow attributable to MPLX, and $4.1 billion of adjusted free cash flow.
•Paid $3.3 billion in distributions during the year ended December 31, 2023, which includes a 10 percent increase in our quarterly distribution effective for the third quarter of 2023, in line with our commitment to return capital to unitholders.
•Issued $1.6 billion of senior notes and used the proceeds to redeem all of the $0.6 billion outstanding Series B preferred units and $1.0 billion of senior notes due July 2023.
•Acquired the remaining 40 percent interest in a G&P joint venture in the Permian Basin in December 2023.

Acquisition of 40 percent Interest in G&P Joint Venture

On December 15, 2023, MPLX used $303 million of cash on hand to purchase the remaining 40 percent interest in MarkWest Torñado GP, L.L.C. (“Torñado”) for approximately $270 million, including cash paid for working capital, and to extend the term of a gathering and processing agreement for approximately $33 million. As a result of this transaction, we now own 100 percent of Torñado and reflect it as a consolidated subsidiary within our consolidated financial results. It was previously accounted for as an equity method investment. Torñado provides natural gas gathering and processing related services in the Permian basin. The results for this business are reported under our G&P segment.

At December 15, 2023, the carrying value of our 60 percent equity investment in Torñado was $311 million. Upon acquisition of the remaining 40 percent member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a $92 million gain, which is presented in Other income on the Consolidated Statements of Income.

Current Economic Environment

In an effort to control inflation in pursuit of its monetary policy goals, the Federal Reserve raised interest rates throughout the past several years and continues to pursue a restrictive monetary policy in 2024. We cannot predict the effect of higher interest rates, any effects of a potential recession, or the impact of inflation and fuel prices on demand for our services. In response to this business environment, MPLX remains focused on executing its strategic priorities of strict capital discipline, fostering a low-cost culture, and portfolio optimization. Also, to the extent permitted by regulations and our existing agreements, we have increased the fees we charge our customers to reflect higher levels of inflation. Many of our agreements provide for inflation-based adjustments, including the FERC index, which increased by 13 percent in 2023 and 9 percent in 2022.

Succession Planning

As previously disclosed, MPC maintains a mandatory retirement policy that, absent a waiver or extension, requires an executive officer to retire from service to the company coincident with, or immediately following, the first of the month after such executive officer reaches age 65 (the “Policy”). Michael J. Hennigan, President and Chief Executive Officer of our general partner, as well as the Chief Executive Officer of MPC, will reach mandatory retirement on August 1, 2024. Accordingly, the MPC Board of Directors, with a focus on the long-term strategic direction of the company, is engaged in appropriate succession planning activities, which are expected to include, among other customary steps, the review of succession candidates, as well as consideration of any waiver or extension of the Policy respecting Mr. Hennigan.

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

Adjusted EBITDA is a financial performance measure used by management, industry analysts, investors, lenders, and rating agencies to assess the financial performance and operating results of our ongoing business operations. Additionally, we believe adjusted EBITDA provides useful information to investors for trending, analyzing and benchmarking our operating results from period to period as compared to other companies that may have different financing and capital structures. We define Adjusted EBITDA as net income adjusted for: (i) provision for income taxes; (ii) interest and other financial costs; (iii) depreciation and amortization; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) gain on sales-type leases and equity method investments; (vii) impairment expense; (viii) noncontrolling interests; and (ix) other adjustments, as applicable.

DCF is a financial performance measure used by management as a key component in the determination of cash distributions paid to unitholders. We believe DCF is an important financial measure for unitholders as an indicator of cash return on investment and to evaluate whether the partnership is generating sufficient cash flow to support quarterly distributions. In addition, DCF is commonly used by the investment community because the market value of publicly traded partnerships is based, in part, on DCF and cash distributions paid to unitholders. We define DCF as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment capital expenditures paid out; and (vi) other adjustments as deemed necessary.

Adjusted FCF and adjusted free cash flow after distributions are financial performance measures used by management in the allocation of capital and to assess financial performance. We believe that unitholders may use this metric to analyze our ability to manage leverage and return capital. We define Adjusted FCF as net cash provided by operating activities adjusted for: (i) net cash used in investing activities; (ii) cash contributions from MPC; and (iii) cash distributions to noncontrolling interests. We define Adjusted FCF after distributions as Adjusted FCF less base distributions to common and preferred unitholders.

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

RESULTS OF OPERATIONS

The following tables and discussion summarize our results of operations for the years ended 2023, 2022 and 2021, including a reconciliation of Adjusted EBITDA and DCF from Net income and Net cash provided by operating activities, the most directly comparable GAAP financial measures.

(In millions)	2023	2022	$ Change	2021	$ Change
Revenues and other income:
Total revenues and other income(1)	$11,281	$11,613	$(332)	$10,027	$1,586
Costs and expenses:
Cost of revenues (excludes items below)	1,401	1,369	32	1,184	185
Purchased product costs	1,598	2,063	(465)	1,585	478
Rental cost of sales	82	123	(41)	136	(13)
Rental cost of sales - related parties	33	54	(21)	109	(55)
Purchases - related parties	1,544	1,413	131	1,219	194
Depreciation and amortization	1,213	1,230	(17)	1,287	(57)
Impairment expense	—	—	—	42	(42)
General and administrative expenses	379	335	44	353	(18)
Other taxes	131	115	16	120	(5)
Total costs and expenses	6,381	6,702	(321)	6,035	667
Income from operations	4,900	4,911	(11)	3,992	919
Interest and other financial costs	923	925	(2)	879	46
Income before income taxes	3,977	3,986	(9)	3,113	873
Provision for income taxes	11	8	3	1	7
Net income	3,966	3,978	(12)	3,112	866
Less: Net income attributable to noncontrolling interests	38	34	4	35	(1)
Net income attributable to MPLX LP	$3,928	$3,944	$(16)	$3,077	$867

Adjusted EBITDA attributable to MPLX LP(2)	$6,269	$5,775	$494	$5,560	$215
DCF attributable to MPLX(2)	$5,340	$4,981	$359	$4,785	$196
(1)The year ended December 31, 2022 includes a $509 million gain on a lease reclassification. See Item 8. Financial Statements and Supplementary Data - Note 20 for additional information.
(2)Non-GAAP measure. See reconciliation below for the most directly comparable GAAP measures.

(In millions)	2023	2022	2021
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$3,966	$3,978	$3,112
Provision for income taxes	11	8	1
Interest and other financial costs	923	925	879
Income from operations	4,900	4,911	3,992
Depreciation and amortization	1,213	1,230	1,287
Income from equity method investments	(600)	(476)	(321)
Distributions/adjustments related to equity method investments	774	652	537
Gain on sales-type leases and equity method investments	(92)	(509)	—
Impairment expense	—	—	42
Garyville Incident response costs(1)	16	—	—
Other(2)	100	5	62
Adjusted EBITDA	6,311	5,813	5,599
Adjusted EBITDA attributable to noncontrolling interests	(42)	(38)	(39)
Adjusted EBITDA attributable to MPLX LP	6,269	5,775	5,560
Deferred revenue impacts	97	158	88
Sales-type lease payments, net of income(3)	12	18	71
Net interest and other financial costs(4)	(859)	(851)	(819)
Maintenance capital expenditures, net of reimbursements	(150)	(144)	(88)
Equity method investment maintenance capital expenditures paid out	(15)	(13)	(7)
Other	(14)	38	(20)
DCF attributable to MPLX LP	5,340	4,981	4,785
Preferred unit distributions	(99)	(129)	(141)
DCF attributable to GP and LP unitholders	$5,241	$4,852	$4,644
(1)In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $16 million of incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
(2)Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(3)The year ended December 31, 2021 includes a one-time impact from the Refining Logistics harmonization project of $54 million.
(4)Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.

(In millions)	2023	2022	2021
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$5,397	$5,019	$4,911
Changes in working capital items	(146)	(121)	(157)
All other, net	16	(34)	(26)
Loss/(gain) on extinguishment of debt	9	1	(10)
Net interest and other financial costs(1)	859	851	819
Other adjustments to equity method investment distributions	38	74	29
Garyville Incident response costs(2)	16	—	—
Other	122	23	33
Adjusted EBITDA	6,311	5,813	5,599
Adjusted EBITDA attributable to noncontrolling interests	(42)	(38)	(39)
Adjusted EBITDA attributable to MPLX LP	6,269	5,775	5,560
Deferred revenue impacts	97	158	88
Sales-type lease payments, net of income(3)	12	18	71
Net interest and other financial costs(1)	(859)	(851)	(819)
Maintenance capital expenditures, net of reimbursements	(150)	(144)	(88)
Equity method investment maintenance capital expenditures paid out	(15)	(13)	(7)
Other	(14)	38	(20)
DCF attributable to MPLX LP	5,340	4,981	4,785
Preferred unit distributions	(99)	(129)	(141)
DCF attributable to GP and LP unitholders	$5,241	$4,852	$4,644
(1)    Excludes gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $16 million of incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
(3)    The year ended December 31, 2021 includes a one-time impact from the Refining Logistics harmonization project of $54 million.

2023 Compared to 2022

Total revenues and other income decreased $332 million in 2023 compared to 2022. The decrease was driven by a contract modification that resulted in a gain on sales-type lease of $509 million in 2022 and lower product sales revenue as a result of the decrease in average NGL prices during 2023 as compared to 2022. The decrease was partially offset by rate escalations and higher throughput across the business, a $124 million increase in income from equity method investments primarily due to higher throughput, and a $92 million gain on remeasurement of our existing equity investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023.

Cost of revenues increased $32 million and rental cost of sales (including related party) decreased $62 million in 2023 compared to 2022. These offsetting variances reflect the modification of a gathering and compression agreement in the third quarter of 2022 (“Third-Party Lease Modification”), which resulted in a change in the presentation of expenses from rental cost of sales to cost of revenues. The increase in cost of revenues was partially offset by $24 million higher environmental and remediation costs in 2022 associated with a release of crude oil on our pipeline near Edwardsville, Illinois.

Purchased product costs decreased $465 million in 2023 compared to 2022. This was primarily due to lower NGL prices of $917 million, partially offset by higher volumes of $405 million and an increase of $47 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Purchases-related parties increased $131 million in 2023 compared to 2022. The increase is primarily attributable to higher processing fees and transportation costs of $76 million. The increase in 2023 was also driven by Garyville Incident response costs of $16 million, net of insurance proceeds, as well as $16 million of higher employee costs from MPC.

General and administrative expenses increased $44 million in 2023 compared to 2022 due to increased costs from MPC, primarily higher employee costs, as well as an increase in contractor service costs.

Interest and other financial costs decreased $2 million in 2023 compared to 2022. The decrease reflects the benefit of a $39 million increase in interest income earned as a result of higher interest rates in 2023. This decrease was offset by higher interest expense in 2023 associated with refinancing debt with fixed rate debt at higher interest rates in 2022 and 2023 in addition to taking on incremental debt in order to finance the redemption of the 6.875 percent Fixed-to-Floating Rate Cumulative

Redeemable Perpetual Preferred Units (the “Series B preferred units”) in the first quarter of 2023. Refer to the Liquidity and Capital Resources section for further information.

SEGMENT REPORTING

We classify our business in the following reportable segments: L&S and G&P. We evaluate the performance of our segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) gain on sales-type leases and equity method investments; (vi) impairment expense; (vii) noncontrolling interests; and (viii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The tables below present information about Segment Adjusted EBITDA for the reported segments for the years ended December 31, 2023, 2022 and 2021.

L&S Segment

L&S Segment Financial Highlights (in millions)

Revenue and other income	Segment Adjusted EBITDA

(In millions)	2023	2022	$ Change	2021	$ Change
Service revenue	$4,335	$4,057	$278	$3,918	$139
Rental income	857	803	54	772	31
Product related revenue	18	19	(1)	14	5
Sales-type lease revenue	500	465	35	435	30
Income from equity method investments	345	267	78	153	114
Other income	68	57	11	61	(4)
Total segment revenues and other income	6,123	5,668	455	5,353	315
Cost of revenues	624	645	(21)	630	15
Purchases - related parties	1,075	1,042	33	913	129
Depreciation and amortization	530	515	15	546	(31)
General and administrative expenses	217	182	35	180	2
Other taxes	90	68	22	72	(4)
Total costs and expenses	2,536	2,452	84	2,341	111

Segment Adjusted EBITDA	4,228	3,818	410	3,681	137
Capital expenditures	414	325	89	316	9
Investments in unconsolidated affiliates(1)	$26	$97	$(71)	$33	$64
(1)    The year ended December 31, 2022 includes a contribution of $60 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”), to fund our share of a debt repayment by the joint venture.

2023 Compared to 2022

Service revenue increased $278 million in 2023 compared to 2022. This was primarily due to higher pipeline tariff rates and increased pipeline throughput of approximately $228 million, and $43 million from refining logistics fee escalations. There was also increased revenue from higher terminal throughput and additional marine equipment. These increases were partially offset by a decrease of $42 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Rental income increased $54 million in 2023 compared to 2022. This was primarily due to an increase of $31 million from storage fee escalations and $18 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue driven by modifications to agreements with MPC.

Sales-type lease revenue increased $35 million in 2023 compared to 2022. This was primarily due to an increase of $24 million from changes in the presentation of revenue between service revenue, rental income and sales-type lease revenue as a result of modifications to agreements with MPC, as well as an increase of $20 million from refining logistics due to fee escalations.

Income from equity method investments increased $78 million in 2023 compared to 2022. This was primarily driven by increased throughput on equity method investment pipeline systems from recent expansions.

Cost of revenues decreased $21 million in 2023 compared to 2022. This was primarily due to higher environmental and remediation costs in 2022 associated with a release of crude oil on our pipeline near Edwardsville, Illinois, as well as lower energy costs in 2023.

Purchases - related parties increased $33 million in 2023 compared to 2022, primarily due to $16 million of Garyville Incident response costs, net of insurance proceeds, as well as increased employee costs from MPC.
General and administrative expenses increased $35 million in 2023 compared to 2022, due to increased costs from MPC, primarily higher employee costs, as well as increased contractor services costs.

Other taxes increased $22 million in 2023 compared to 2022, primarily due to higher property taxes in 2023 and a tax credit in 2022 resulting from a favorable state tax settlement.

L&S Operating Data

	2023	2022	2021
L&S
Crude oil transported for (mbpd):
MPC	3,053	2,908	2,810
Third parties	719	641	570
Total	3,772	3,549	3,380
% MPC	81%	82%	83%
Refined products transported for (mbpd):
MPC	1,941	2,016	1,982
Third parties	99	95	91
Total	2,040	2,111	2,073
% MPC	95%	95%	96%
Average tariff rates ($ per Bbl)(1):
Crude oil pipelines	$0.96	$0.91	$0.95
Refined product pipelines	0.90	0.81	0.78
Total pipelines	$0.94	$0.87	$0.89

Terminal throughput (mbpd)	3,130	3,022	2,886

Marine Assets (number in operation)(2)
Barges	305	296	297
Towboats	29	23	23
(1)Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)Represents total at end of period.

G&P Segment

G&P Segment Financial Highlights (in millions)

Revenue and other income(1)	Segment Adjusted EBITDA
(1)    2022 includes gain on a lease reclassification of $509 million. See Item 8. Financial statements and Supplementary Data - Note 20 for additional information.

(In millions)	2023	2022	$ Change	2021	$ Change
Service revenue	$2,189	$2,056	$133	$2,023	$33
Rental income	208	287	(79)	347	(60)
Product related revenue	2,191	2,792	(601)	2,066	726
Sales-type lease revenue	136	62	74	—	62
Income from equity method investments	255	209	46	168	41
Other income(1)	179	539	(360)	70	469
Total segment revenues and other income	5,158	5,945	(787)	4,674	1,271
Cost of revenues	892	901	(9)	799	102
Purchased product costs	1,598	2,063	(465)	1,585	478
Purchases - related parties	469	371	98	306	65
Depreciation and amortization	683	715	(32)	741	(26)
Impairment expense	—	—	—	42	(42)
General and administrative expenses	162	153	9	173	(20)
Other taxes	41	47	(6)	48	(1)
Total costs and expenses	3,845	4,250	(405)	3,694	556

Segment Adjusted EBITDA	2,041	1,957	84	1,879	78
Capital expenditures	605	528	77	224	304
Investments in unconsolidated affiliates	$72	$120	$(48)	$118	$2
(1)The year ended December 31, 2022 includes a $509 million gain on a lease reclassification. See Item 8. Financial Statements and Supplementary Data - Note 20 for additional information.

2023 Compared to 2022

Service revenue increased $133 million in 2023 compared to 2022. This was primarily due to fees from higher volumes of $76 million and higher throughput fee rates of $57 million in the Marcellus and Rockies.

Rental income decreased $79 million and sales-type lease revenue increased $74 million in 2023 compared to 2022. This was primarily due to changes in the presentation of revenue between rental income and sales-type lease revenue as a result of the Third-Party Lease Modification in the third quarter of 2022.

Product related revenue decreased $601 million in 2023 compared to 2022. This was primarily due to lower prices across all regions of $1,059 million, partially offset by fees from higher volumes in the Southwest of $451 million.

Income from equity method investments increased $46 million in 2023 compared to 2022 primarily due to higher volumes associated with several of our joint ventures in the Marcellus and Utica. Additionally, our recently acquired joint venture in the Southwest region added processing capacity in the fourth quarter of 2022 driving higher volumes over the prior period.

Other income decreased $360 million in 2023 compared to 2022 due primarily to a gain on lease reclassification of $509 million in 2022 partially offset by the impact of a $92 million gain on remeasurement of our existing equity investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023, as well as the impact of asset disposals year over year.

Cost of revenues decreased $9 million in 2023 compared to 2022. This decrease is attributable to lower energy costs partially offset by higher maintenance project costs.

Purchased product costs decreased $465 million in 2023 compared to 2022. This was primarily due to lower NGL prices of $917 million in the Southwest and Southern Appalachia, partially offset by higher volumes in the Southwest of $405 million and a $47 million increase due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.

Purchases - related parties increased $98 million in 2023 compared to 2022. The increase is attributable to higher processing fees and transportation costs of $76 million in the Southwest in addition to increased employee costs from MPC.

Depreciation and amortization decreased $32 million in 2023 compared to 2022. This was primarily due to lower depreciation as a result of the derecognition of fixed assets in connection with the Third-Party Lease Modification in 2022. This decrease was partially offset by depreciation on new assets placed in service in 2022 and 2023.

G&P Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations

	MPLX LP(1)			MPLX LP Operated(2)
	2023	2022	2021	2023	2022	2021
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,389	1,321	1,336	1,389	1,321	1,336
Utica Operations	—	—	—	2,338	2,134	1,690
Southwest Operations	1,369	1,374	1,346	1,772	1,629	1,494
Bakken Operations	165	152	150	165	152	150
Rockies Operations	474	427	439	593	558	588
Total gathering throughput	3,397	3,274	3,271	6,257	5,794	5,258
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,179	4,035	4,150	5,773	5,515	5,639
Utica Operations	—	—	—	564	495	482
Southwest Operations(5)	1,466	1,448	1,328	1,772	1,637	1,471
Southern Appalachia Operations	216	217	231	216	217	231
Bakken Operations	163	146	149	163	146	149
Rockies Operations	483	438	429	483	438	429
Total natural gas processed	6,507	6,284	6,287	8,971	8,448	8,401
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	530	488	484	530	488	484
Utica Operations(3)	—	—	—	33	28	26
Southwest Operations(5)	—	—	2	—	—	2
Southern Appalachia Operations	11	11	12	11	11	12
Bakken Operations	20	21	23	20	21	23
Rockies Operations	3	4	4	3	4	4
Total C2 + NGLs fractionated(4)	564	524	525	597	552	551
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
(4)     Purity ethane makes up approximately 233 mbpd, 204 mbpd and 192 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2023, 2022 and 2021, respectively. Purity ethane makes up approximately 240 mbpd, 209 mbpd and 197 mbpd of MPLX operated total fractionated products for the years ended December 31, 2023, 2022 and 2021, respectively.
(5)     The Southwest Operations include the Javelina complex, which was sold on February 12, 2021. The processing and fractionated volumes calculated for the number of days MPLX owned these assets during 2021 were 96 MMcf/d and 17 mbpd, respectively.

	2023	2022	2021
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$2.66	$6.52	$3.72
C2 + NGL Pricing/gallon(1)	$0.69	$1.03	$0.87
(1)     C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash and cash equivalents were $1,048 million and $238 million at December 31, 2023 and December 31, 2022, respectively. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2023	2022	2021
Net cash provided by/(used in):
Operating activities	$5,397	$5,019	$4,911
Investing activities	(1,252)	(956)	(518)
Financing activities	(3,335)	(3,838)	(4,395)
Total	$810	$225	$(2)

Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $378 million, or eight percent, in 2023 compared to 2022, primarily due to improved results from operations and increased cash distributions from equity method investments.

Cash Flows Used in Investing Activities - Net cash used in investing activities increased $296 million in 2023 compared to 2022 due to higher capital spending and the acquisition of the remaining 40 percent interest in Torñado in 2023. The increase was partially offset by higher contributions to equity method investments in 2022, which included a $60 million contribution to Dakota Access to fund our share of a scheduled debt repayment by the joint venture, and $28 million for the acquisition of assets in 2022.

Cash Flows Used in and Provided by Financing Activities - Net cash used in financing activities decreased $503 million in 2023 compared to 2022. The decrease was driven by net borrowings in 2023 as compared to net repayments in 2022, resulting in a decreased use of cash of $861 million. There were no units repurchased in 2023, which drove an additional $491 million decrease in use of cash during 2023. The decrease in the use of cash was partially offset by the use of $600 million to redeem all of the outstanding Series B preferred units, and higher distributions to unitholders of $249 million in 2023 as a result of 10 percent increases to the quarterly distribution effective for the third quarters of 2023 and 2022.

Adjusted Free Cash Flow - For the year ended December 31, 2023, we generated Adjusted FCF of $4.1 billion after net cash used in investing activities of $1.3 billion. This provided us the flexibility to return capital to our unitholders by increasing our quarterly distribution by 10 percent for the second consecutive year. The table below provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the years ended December 31, 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Net cash provided by operating activities(1)	$5,397	$5,019	$4,911
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(1,252)	(956)	(518)
Contributions from MPC	31	44	45
Distributions to noncontrolling interests	(41)	(38)	(39)
Adjusted free cash flow	4,135	4,069	4,399
Base distributions paid to common and preferred unitholders(2)	(3,296)	(3,047)	(2,970)
Adjusted free cash flow after distributions	$839	$1,022	$1,429
(1)    The years ended December 31, 2023, 2022 and 2021 include working capital draws of $146 million, $121 million and $157 million, respectively.
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

As of December 31, 2023, we had $20.7 billion in aggregate principal amount of senior notes outstanding. The increase of $0.6 billion compared to year-end 2022 resulted from financing the redemption of the Series B preferred units with the issuance of senior notes, as discussed above.

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2023, we were in compliance with this financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.3 to 1.0, as well as all other covenants contained in the MPLX Credit Agreement.

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

There was no activity on the MPC Loan Agreement or MPLX Credit Agreement during 2023. There were no outstanding balances on either facility as of December 31, 2023. The MPLX Credit Agreement had less than $1 million in letters of credit outstanding.
For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 6 and Note 17.

Our intention is to maintain an investment grade credit profile. As of February 1, 2024, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings could, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement, and limit our flexibility to obtain future financing, including refinancing existing indebtedness.

Our liquidity totaled $4.5 billion at December 31, 2023, consisting of:

	December 31, 2023
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			1,048
Total liquidity			$4,548

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

The Series A preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units received cumulative quarterly distributions equal to $0.528125 per unit for each quarter prior to the second quarter of 2018. Beginning with the second quarter of 2018, the holders of the Series A preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to Series A preferred unitholders during the years ended December 31, 2023, 2022 and 2021 were $94 million, $85 million and $100 million, respectively. The distribution for the year ended December 31, 2021 includes a Supplemental Distribution Amount of $18 million, or $0.5750 per unit.

During the years ended December 31, 2023 and December 31, 2021, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 2,281,831 common units and 93,108 common units, respectively. Approximately 27.2 million Series A preferred units remain outstanding as of December 31, 2023.

Redemption of the Series B Preferred Units - On February 15, 2023, MPLX exercised its right to redeem all 600,000 outstanding Series B preferred units. MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit. MPLX made a final cash distribution of $21 million to Series B preferred unitholders on February 15, 2023, in conjunction with the redemption.

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public, which was exhausted during the fourth quarter of 2022. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. This repurchase authorization has no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases depends upon several factors, including market and business conditions, and repurchases may be suspended, discontinued, or restarted at any time. The following table summarizes activity executed on the unit repurchase program during the years ended December 31, 2023, 2022 and 2021:

(In millions, except per unit data)	2023	2022	2021
Units repurchased	—	15	23
Cash paid for common units repurchased(1)	$—	$491	$630
Average cost per unit(1)	$—	$31.96	$27.52
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.

As of December 31, 2023, we had $846 million available under our remaining unit repurchase authorization.

Distributions

On January 24, 2024, we announced that the board of directors of our general partner had declared a distribution of $0.8500 per common unit, which was paid on February 14, 2024 to common unitholders of record on February 5, 2024. This represents a 10 percent increase over the fourth quarter of 2022 distribution. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total quarterly cash distributions to limited and preferred partners is as follows for the years ended December 31, 2023, 2022 and 2021. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data - Note 8.

(In millions, except per unit data)	2023	2022	2021
Distribution declared:
Limited partner common units - public	$1,152	$1,063	$1,257
Limited partner common units - MPC	2,104	1,917	2,175
Total distributions declared to limited partner common units(1)	3,256	2,980	3,432
Series A preferred units(1)	94	88	100
Series B preferred units	5	41	41
Total distribution declared	$3,355	$3,109	$3,573
Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.7750	$0.7050	$0.6875
Quarter ended June 30,	0.7750	0.7050	0.6875
Quarter ended September 30,(1)	0.8500	0.7750	1.2800
Quarter ended December 31,	0.8500	0.7750	0.7050
Year ended December 31,	$3.2500	$2.9600	$3.3600
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

Our capital expenditures for the past three years are shown in the table below:

(In millions)	2023	2022	2021
Capital expenditures:
Growth capital expenditures	$838	$665	$407
Growth capital reimbursements(1)	(165)	(151)	(35)
Investments in unconsolidated affiliates	98	217	151
Return of capital	(3)	(11)	(36)
Capitalized interest	(14)	(8)	(13)
Total growth capital expenditures(2)	754	712	474

Maintenance capital expenditures	181	188	133
Maintenance capital reimbursements	(31)	(44)	(45)
Capitalized interest	(1)	(1)	(1)
Total maintenance capital expenditures	149	143	87

Total growth and maintenance capital expenditures	903	855	561
Investments in unconsolidated affiliates(3)	(98)	(217)	(151)
Return of capital(3)	3	11	36
Growth and maintenance capital reimbursements(1)(4)	196	195	80
Increase in capital accruals	(82)	(47)	(11)
Capitalized interest	15	9	14
Additions to property, plant and equipment(3)	$937	$806	$529
(1)    Growth capital reimbursements include reimbursements from customers and our Sponsor.
(2)     Total growth capital expenditures exclude $246 million and $28 million of acquisitions in 2023 and 2022, respectively.
(3)     Investments in unconsolidated affiliates, return of capital, acquisitions, and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(4)     Growth capital reimbursements are generally included in changes in deferred revenue within the operating activities section of the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities section of the Consolidated Statements of Cash Flows.

For 2024, we announced a capital outlook of $1.1 billion, net of reimbursements, which includes growth capital of $950 million and maintenance capital of $150 million. Our growth capital plans are anchored in the Marcellus and Permian basins. In addition to new gas processing plants in the Marcellus and Permian, the remainder of our capital plan is focused on other investments targeted at the expansion or debottlenecking of existing assets to meet customer demand. The capital outlook excludes approximately $100 million for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024. This contribution is expected to reduce our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement. See Item 3. Legal Proceedings for additional information regarding the Contingent Equity Contribution Agreement. We continuously evaluate our capital plan and make changes as conditions warrant.

Cash Commitments

Our material cash requirements include the following contractual obligations and other cash commitments as of December 31, 2023.

Our contractual obligations primarily consist of outstanding borrowings on debt, commitment and administrative fees and interest. Additional information for third-party debt is included in Item 8. Financial Statements and Supplementary Data – Note 17. See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information for the related party loan. Our cash commitment at December 31, 2023 was $33.5 billion, with $2.1 billion payable within 12 months. We intend to repay the short-term maturities with existing cash on hand, short-term borrowings under our revolving credit agreements, or with the proceeds of new long-term debt, depending on, among other things, market conditions.

Our contractual commitment for co-location services agreements was $4.1 billion at December 31, 2023. These agreements obligate us to pay MPC for operational and other services provided to the subsidiaries of MPLX Operations LLC. The co-location agreements have remaining terms up to 46 years.

Finance and operating leases relate primarily to facilities and equipment under lease, including ground leases, building space, office and field equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 20 for further discussion about our lease obligations. Our cash commitment at December 31, 2023 was $934 million.

Transportation, terminalling, and gathering and processing agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms of the agreements, have terms that range from less than one year to eight years. We expect to pass any minimum payment commitments through to producer customers. These agreements may include escalation clauses based on various inflationary indices; however, those potential increases have not been incorporated in minimum fees due under these agreements presented below. See Item 8. Financial Statements and Supplementary Data – Note 21 for further discussion. Our cash commitment at December 31, 2023 was $833 million.

At December 31, 2023, our contractual commitment under contracts to acquire property, plant and equipment was $136 million.

Our other cash commitments consist of expense projects, right of way and easement obligations, natural gas purchase obligations, and ARO commitments. These other cash commitments at December 31, 2023 totaled $339 million.

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

We incurred $1.8 billion of costs under various agreements with MPC, including the omnibus, co-location and employee agreements for 2023.

Effects of Inflation

Inflation did not have a material impact on our results of operations for the years ended December 31, 2023, 2022 or 2021. We have observed higher costs for labor and materials used in our business during the year ended December 31, 2023. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along a portion of increased costs to our customers in the form of higher fees.

TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2023, MPC owned our general partner and an approximate 65 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewable diesel, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. For further discussion of agreements and activity with MPC and related parties see Item 1. Business and Item 8. Financial Statements and Supplementary Data – Note 6.

Excluding significant non-cash items, MPC accounted for 50 percent, 47 percent and 50 percent of our total revenues and other income for the years ended December 31, 2023, 2022 and 2021, respectively. Of our total costs and expenses, MPC accounted for 27 percent, 25 percent and 26 percent for the years ended December 31, 2023, 2022 and 2021, respectively.

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

(In millions, except %)	2023	2022	2021
Capital	$29	$15	$15
Percent of total capital expenditures	3%	2%	3%
Compliance:(1)
Operating and maintenance	$10	$15	$28
Remediation(2)	19	33	17
Total	$29	$48	$45
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

Our environmental capital expenditures are expected to approximate $31 million in 2024. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

•Future volumes. Our estimates of future throughput of crude oil, natural gas, NGL and refined product volumes are based on internal forecasts and depend, in part, on assumptions about our customers’ drilling activity which is inherently subjective and contingent upon a number of variable factors (including future or expected crude oil and natural gas pricing considerations), many of which are difficult to forecast. Management considers these volume forecasts and other factors when developing our forecasted cash flows.
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

At December 31, 2023, MPLX had three reporting units with goodwill totaling approximately $7.6 billion, which includes goodwill associated with our Crude Gathering reporting unit of $1.1 billion. For the annual impairment assessment as of November 30, 2023, management performed only a qualitative assessment for two reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. The fair value of the Crude Gathering reporting unit for which a quantitative assessment was performed was determined based on applying both a discounted cash flow, or income approach, as well as a market approach which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The significant assumptions that were used to develop the estimate of the fair value included management’s best estimates of the discount rate as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact the reporting unit’s future volumes and capital requirements. A 100-basis point increase to the discount rate used to estimate the fair value of the reporting unit would not have resulted in a goodwill impairment charge as of November 30, 2023.

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

Equity Method Investment Impairment Assessments

Equity method investments are assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2023, we had $3.7 billion of equity method investments recorded on the Consolidated Balance Sheets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2023, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

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

Outstanding Derivative Contracts

We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option has been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through Purchased product costs on the Consolidated Statements of Income. As of both December 31, 2023 and 2022, the estimated fair value of this contract was a liability of $61 million.
Open Derivative Positions and Sensitivity Analysis

The estimated fair value of our Level 2 and 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a ten percent difference in our estimated fair value of Level 2 and 3 commodity derivatives (excluding embedded derivatives) as of December 31, 2023 would not have incremental effects on income before income taxes, given we had no open commodity derivative contracts as of December 31, 2023. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2023(1)	Change in Fair Value (2)	Change in Income before income taxes for the Year Ended December 31, 2023 (3)
Outstanding debt
Fixed-rate	$19,377	$1,568	N/A
Variable-rate(4)	$—	$—	$—
(1)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2023.
(3)Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2023.
(4)MPLX had no outstanding borrowings on the MPLX Credit Agreement as of December 31, 2023.

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

/s/ Michael J. Hennigan	/s/ C. Kristopher Hagedorn	/s/ Kelly D. Wright
Michael J. Hennigan Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	Kelly D. Wright Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Michael J. Hennigan	/s/ C. Kristopher Hagedorn
Michael J. Hennigan Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and Series A preferred units and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test - Crude Gathering Reporting Unit

As described in Note 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $7,645 million as of December 31, 2023. Additionally, as disclosed by management, the goodwill balance at December 31, 2023 includes goodwill associated with the Crude Gathering reporting unit of $1.1 billion. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. The fair value of each reporting unit is determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact the reporting unit’s future volumes and capital requirements.

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

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 28, 2024

We have served as the Company’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2023	2022	2021
Revenues and other income:
Service revenue	$2,539	$2,359	$2,313
Service revenue - related parties	3,985	3,754	3,628
Service revenue - product related	294	394	345
Rental income	243	327	376
Rental income - related parties	822	763	743
Product sales	1,665	2,219	1,590
Product sales - related parties	250	198	145
Sales-type lease revenue	136	62	—
Sales-type lease revenue - related parties	500	465	435
Income from equity method investments	600	476	321
Other income	126	485	21
Other income - related parties	121	111	110
Total revenues and other income	11,281	11,613	10,027
Costs and expenses:
Cost of revenues (excludes items below)	1,401	1,369	1,184
Purchased product costs	1,598	2,063	1,585
Rental cost of sales	82	123	136
Rental cost of sales - related parties	33	54	109
Purchases - related parties	1,544	1,413	1,219
Depreciation and amortization	1,213	1,230	1,287
Impairment expense	—	—	42
General and administrative expenses	379	335	353
Other taxes	131	115	120
Total costs and expenses	6,381	6,702	6,035
Income from operations	4,900	4,911	3,992
Related-party interest and other financial costs	—	5	8
Interest expense, net of amounts capitalized	897	843	785
Other financial costs, net	26	77	86
Income before income taxes	3,977	3,986	3,113
Provision for income taxes	11	8	1
Net income	3,966	3,978	3,112
Less: Net income attributable to noncontrolling interests	38	34	35
Net income attributable to MPLX LP	3,928	3,944	3,077
Less: Series A preferred unitholders’ interest in net income	94	88	100
Less: Series B preferred unitholders’ interest in net income	5	41	41
Limited partners’ interest in net income attributable to MPLX LP	$3,829	$3,815	$2,936
Per Unit Data (See Note 8)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$3.80	$3.75	$2.86
Common - diluted	$3.80	$3.75	$2.86
Weighted average limited partner units outstanding:
Common - basic	1,001	1,010	1,027
Common - diluted	1,002	1,010	1,027
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2023	2022	2021
Net income	$3,966	$3,978	$3,112
Other comprehensive income/(loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	4	9	(2)
Comprehensive income	3,970	3,987	3,110
Less comprehensive income attributable to:
Noncontrolling interests	38	34	35
Comprehensive income attributable to MPLX LP	$3,932	$3,953	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2023	2022
Assets
Cash and cash equivalents	$1,048	$238
Receivables, net	823	737
Current assets - related parties	748	729
Inventories	159	148
Other current assets	30	53
Total current assets	2,808	1,905
Equity method investments	3,743	4,095
Property, plant and equipment, net	19,264	18,848
Intangibles, net	654	705
Goodwill	7,645	7,645
Right of use assets, net	264	283
Noncurrent assets - related parties	1,161	1,225
Other noncurrent assets	990	959
Total assets	36,529	35,665

Liabilities
Accounts payable	153	224
Accrued liabilities	300	269
Current liabilities - related parties	360	343
Accrued property, plant and equipment	216	128
Long-term debt due within one year	1,135	988
Accrued interest payable	242	237
Operating lease liabilities	45	46
Other current liabilities	173	166
Total current liabilities	2,624	2,401
Long-term deferred revenue	347	219
Long-term liabilities - related parties	325	338
Long-term debt	19,296	18,808
Deferred income taxes	16	13
Long-term operating lease liabilities	211	230
Other long-term liabilities	126	142
Total liabilities	22,945	22,151
Commitments and contingencies (see Note 21)
Series A preferred units - (27 million and 30 million units outstanding)	895	968

Equity
Common unitholders - public (356 million and 354 million units outstanding)	8,700	8,413
Common unitholders - MPC (647 million and 647 million units outstanding)	3,758	3,293
Series B preferred units (0.0 million and 0.6 million units outstanding)	—	611
Accumulated other comprehensive loss	(4)	(8)
Total MPLX LP partners’ capital	12,454	12,309
Noncontrolling interests	235	237
Total equity	12,689	12,546
Total liabilities, preferred units and equity	$36,529	$35,665
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2023	2022	2021
Operating activities:
Net income	$3,966	$3,978	$3,112
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	55	73	70
Depreciation and amortization	1,213	1,230	1,287
Impairment expense	—	—	42
Deferred income taxes	3	3	(2)
Gain on sales-type leases and equity method investments	(92)	(509)	—
(Gain)/loss on disposal of assets	(14)	34	(13)
Income from equity method investments	(600)	(476)	(321)
Distributions from unconsolidated affiliates	736	578	508
Change in fair value of derivatives	—	(47)	45
Changes in:
Receivables	14	14	(199)
Inventories	(19)	(5)	(24)
Accounts payable and accrued liabilities	(40)	(33)	193
Assets/liabilities - related parties	84	40	101
Right of use assets/operating lease liabilities	—	(3)	(2)
Deferred revenue	107	108	88
All other, net	(16)	34	26
Net cash provided by operating activities	5,397	5,019	4,911
Investing activities:
Additions to property, plant and equipment	(937)	(806)	(529)
Acquisitions, net of cash acquired	(246)	(28)	—
Disposal of assets	26	84	126
Investments in unconsolidated affiliates	(98)	(217)	(151)
Distributions from unconsolidated affiliates - return of capital	3	11	36
Net cash used in investing activities	(1,252)	(956)	(518)
Financing activities:
Long-term debt borrowings	1,589	3,379	4,175
Long-term debt repayments	(1,001)	(2,202)	(5,821)
Related party debt borrowings	—	2,989	8,493
Related party debt repayments	—	(4,439)	(7,043)
Debt issuance costs	(15)	(29)	—
Unit repurchases	—	(491)	(630)
Redemption of Series B preferred units	(600)	—	—
Distributions to noncontrolling interests	(41)	(38)	(39)
Distributions to Series A preferred unitholders	(94)	(85)	(100)
Distributions to Series B preferred unitholders	(21)	(41)	(41)
Distributions to unitholders and general partner	(3,181)	(2,921)	(3,432)
Contributions from MPC	31	44	45
All other, net	(2)	(4)	(2)
Net cash used in financing activities	(3,335)	(3,838)	(4,395)
Net change in cash, cash equivalents and restricted cash	810	225	(2)
Cash, cash equivalents and restricted cash at beginning of period	238	13	15
Cash, cash equivalents and restricted cash at end of period	$1,048	$238	$13
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units

	Partnership
(In millions)	Common Unit-holder Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2020	$9,384	$2,792	$611	$(15)	$245	$13,017	$968
Net income	1,087	1,849	41	—	35	3,012	100
Unit repurchases	(630)	—	—	—	—	(630)	—
Conversion of Series A preferred units	3	—	—	—	—	3	(3)
Distributions	(1,269)	(2,163)	(41)	—	(39)	(3,512)	(100)
Contributions	—	160	—	—	—	160	—
Other	4	—	—	(2)	—	2	—
Balance at December 31, 2021	8,579	2,638	611	(17)	241	12,052	965
Net income	1,371	2,444	41	—	34	3,890	88
Unit repurchases	(491)	—	—	—	—	(491)	—
Distributions	(1,050)	(1,871)	(41)	—	(38)	(3,000)	(85)
Contributions	—	82	—	—	—	82	—
Other	4	—	—	9	—	13	—
Balance at December 31, 2022	8,413	3,293	611	(8)	237	12,546	968
Net income	1,336	2,493	5	—	38	3,872	94
Conversion of Series A preferred units	73	—	—	—	—	73	(73)
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(1,125)	(2,056)	(21)	—	(41)	(3,243)	(94)
Contributions	—	31	—	—	—	31	—
Other	5	—	—	4	1	10	—
Balance at December 31, 2023	$8,700	$3,758	$—	$(4)	$235	$12,689	$895

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

Asset Retirement Obligations

An ARO is a legal obligation associated with the retirement of tangible long-lived assets that generally result from the acquisition, construction, development or normal operation of the asset. The fair value of AROs is recognized in the period in which the obligations are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled. AROs have not been recognized for certain assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. As of December 31, 2023 and 2022, MPLX’s asset retirement obligation was $39 million and $34 million, respectively, and is included on the balance sheet within Other long-term liabilities.

Derivative Instruments

MPLX may use commodity derivatives to economically hedge a portion of its exposure to commodity price risk. All derivative instruments (including derivatives embedded in other contracts) are recorded at fair value. MPLX discloses the fair value of all derivative instruments under the captions Other current assets, Other noncurrent assets, Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Certain commodity derivative positions are governed by master netting arrangements and are reflected on the consolidated balance sheets on a net basis by counterparty. We make a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed, and the realized gain or loss of the contract is recorded. Changes in the fair value of derivative instruments are reported on the Consolidated Statements of Income in accounts related to the item whose value or cash flows are being managed. Derivative instruments are marked to market through Product sales and Purchased product costs on the Consolidated Statements of Income.

During the years ended December 31, 2023, 2022 and 2021, MPLX did not elect hedge accounting for any derivatives. MPLX has historically elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power and the sale of some commodities.

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

MPLX previously issued performance units under the MPLX LP 2018 Incentive Compensation Plan. All the outstanding performance unit awards were settled as of February 1, 2023.

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

3. Accounting Standards

Recently Adopted

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

During 2023, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The adoption of this accounting standard update did not have a material impact on our financial statements.

Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued an ASU to update reportable segment disclosure requirements primarily by requiring enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

ASU 2023-01, Leases (Topic 842): Common Control Arrangements

In March 2023, the FASB issued an ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the application of this ASU to have a material impact on our consolidated financial statements or disclosures.

4. Acquisitions and Dispositions

Acquisition of 40 Percent Interest in MarkWest Torñado GP, L.L.C.

On December 15, 2023, MPLX used $303 million of cash on hand to purchase the remaining 40 percent interest in MarkWest Torñado GP, L.L.C. (“Torñado”) for approximately $270 million, including cash paid for working capital, and to extend the term of a gathering and processing agreement for approximately $33 million. As a result of this transaction, we now own 100 percent of Torñado and reflect it as a consolidated subsidiary within our consolidated financial results. It was previously accounted for as an equity method investment. Torñado provides natural gas gathering and processing related services in the Permian basin. Its assets include two gas processing plants, each with a capacity of 200 MMcf/d and approximately 142 miles of gathering pipeline. The results for this business are reported under our G&P segment.

At December 15, 2023, the carrying value of our 60 percent equity investment in Torñado was $311 million. Upon acquisition of the remaining 40 percent member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a $92 million gain, which is presented in Other income on the Consolidated Statements of Income. The fair value of the previously-held equity method investment was primarily based on the price negotiated for the 40 percent interest in Torñado.

The acquisition was accounted for as a business combination requiring all of the Torñado assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $673 million. The fair value of property, plant and equipment is based primarily on the cost approach. The fair value of the identifiable intangible assets, consisting of various customer contracts, was primarily based on the multi-period excess earnings method, which is an income approach. The following table reflects our determination of the fair value of the Torñado assets and liabilities (in millions):

(In millions)
Property, Plant and Equipment	$583
Intangibles	77
Working capital, net	30
Other Long-term assets and liabilities, net	(17)
Total net assets and liabilities	$673

Pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

Sale of Javelina

On February 12, 2021, MPLX completed the sale of its equity interests in MarkWest Javelina Company L.L.C., MarkWest Javelina Pipeline Company L.L.C., and MarkWest Gas Services L.L.C. (collectively, “Javelina”) pursuant to the terms of an Equity Purchase Agreement entered into with a third party on December 23, 2020. The agreement included adjustments for working capital as well as an earnout provision based on the performance of the assets. No gain or loss was recorded on the sale. The estimated value of the earnout provision was recorded as a contingent asset shown within Other noncurrent assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022. Prior to the sale, Javelina was reported within the G&P segment.

5. Investments and Noncontrolling Interests

The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions, except ownership percentages)	VIE	2023	2023	2022
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$171	$177
Illinois Extension Pipeline Company, L.L.C.		35%	228	236
LOOP LLC		41%	314	287
MarEn Bakken Company LLC(1)		25%	449	475
Minnesota Pipe Line Company, LLC		17%	174	178
Whistler Pipeline LLC		38%	214	211
Other(2)	X		282	269
Total L&S			1,832	1,833
G&P
Centrahoma Processing LLC		40%	114	131
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	336	335
MarkWest Torñado GP, L.L.C.(3)		100%	—	306
MarkWest Utica EMG, L.L.C.	X	58%	676	669
Rendezvous Gas Services, L.L.C.	X	78%	129	137
Sherwood Midstream Holdings LLC	X	51%	113	125
Sherwood Midstream LLC	X	50%	500	512
Other(2)	X		43	47
Total G&P			1,911	2,262
Total			$3,743	$4,095
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”).
(2)    Some investments included within Other have also been deemed to be VIEs.
(3)    At December 31, 2022, we owned a 60 percent interest in Torñado. On December 15, 2023, we acquired the remaining 40 percent interest. As a result of acquiring the remaining interest, we obtained control of and now consolidate Torñado.

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

Sherwood Midstream LLC (“Sherwood Midstream”) has been deemed the primary beneficiary of Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”) due to its controlling financial interest through its authority to manage the joint venture. As a result, Sherwood Midstream consolidates Sherwood Midstream Holdings. Therefore, MPLX also reports its portion of

Sherwood Midstream Holdings’ net assets as a component of its investment in Sherwood Midstream. As of December 31, 2023, MPLX had a 24.55 percent indirect ownership interest in Sherwood Midstream Holdings through Sherwood Midstream.

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2023, 2022 and 2021. See Note 21 for information on our Guarantees related to indebtedness of equity method investees.

From time to time, changes in the design or nature of the activities of our equity method investments may require us to reconsider our conclusions on the entity’s status as a VIE and/or our status as the primary beneficiary. Such reconsideration could result in a change in the classification of the equity method investment. Summarized financial information for MPLX’s equity method investments for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$806	$2,456	$3,262
Costs and expenses	336	995	1,331
Income from operations	470	1,460	1,930
Net income	437	1,197	1,634
Income from equity method investments	$238	$362	$600

	2022
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$1,197	$1,456	$2,653
Costs and expenses	603	648	1,251
Income from operations	594	808	1,402
Net income	535	711	1,246
Income from equity method investments	$275	$201	$476

	2021
(In millions)	VIEs	Non-VIEs	Total
Revenues and other income	$820	$1,236	$2,056
Costs and expenses	490	568	1,058
Income from operations	330	668	998
Net income	266	594	860
Income from equity method investments(1)	$175	$146	$321

Summarized balance sheet information for MPLX’s equity method investments as of December 31, 2023 and 2022 is as follows:

	December 31, 2023
(In millions)	VIEs	Non-VIEs	Total
Current assets	$148	$1,383	$1,531
Noncurrent assets	3,757	10,103	13,860
Current liabilities	80	899	979
Noncurrent liabilities	$559	$4,297	$4,856

	December 31, 2022
(In millions)	VIEs	Non-VIEs	Total
Current assets	$474	$450	$924
Noncurrent assets	7,721	5,225	12,946
Current liabilities	323	181	504
Noncurrent liabilities	$2,546	$876	$3,422

As of December 31, 2023 and 2022, the underlying net assets of MPLX’s investees in the G&P segment exceeded the carrying value of its equity method investments by approximately $45 million and $51 million, respectively. As of December 31, 2023 and 2022, the carrying value of MPLX’s equity method investments in the L&S segment exceeded the underlying net assets of its investees by $314 million and $320 million, respectively.

At both December 31, 2023 and 2022, the G&P basis difference related to goodwill was $31 million. At both December 31, 2023 and 2022, the L&S basis difference related to goodwill was $167 million.

6. Related Party Agreements and Transactions

MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.

MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; and reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreements. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as various other agreements as discussed below.

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
•MPLX has marine transportation agreements with initial terms of five to six years under which MPC pays MPLX fees for providing marine transportation of crude oil, feedstock and refined petroleum products, and related services. These agreements are each subject to one remaining renewal period of five years.
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
•MPLX has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and we pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year. This agreement is subject to automatic three-month renewal periods.

In many cases, agreements are location-based hybrid agreements, containing provisions relating to multiple of the types of agreements and services described above.

Operating Agreements

MPLX operates various pipelines owned by MPC under operating services agreements. Under these operating services agreements, MPLX receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. Most of these agreements are indexed for inflation. These agreements range from one to ten years in length and automatically renew unless terminated by either party.

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

Marine Services Agreement with MPC

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

Omnibus Agreements

MPLX has omnibus agreements with MPC that address MPLX’s payment of fixed annual fees to MPC for the provision of executive management services by certain executive officers of the general partner and MPLX’s reimbursement of MPC for the provision of certain general and administrative services to it. They also provide for MPC’s indemnification to MPLX for certain matters, including environmental, title and tax matters, as well as our indemnification of MPC for certain matters under these agreements.

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

There was no activity on the MPC Loan Agreement for the year ended December 31, 2023. Activity on the MPC Loan Agreement for the years ended December 31, 2022 and 2021 was as follows:

(In millions, except %)	2022	2021
Borrowings	$2,989	$8,493
Weighted average interest rate of borrowings	1.50%	1.34%
Repayments	$4,439	$7,043
Outstanding balance at end of period	$—	$1,450

Related Party Revenue

Related party sales to MPC primarily consist of crude oil and refined products pipeline services based on tariff or contracted rates; storage, terminal and fuels distribution services based on contracted rates; and marine transportation services. Related party sales to MPC also consist of revenue related to volume deficiency credits.

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

Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the years ended December 31, 2023, 2022 and 2021, these sales totaled $739 million, $1,002 million and $811 million, respectively.

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

For the years ended December 31, 2023, 2022 and 2021, General and administrative expenses incurred from MPC totaled $262 million, $235 million and $250 million, respectively.

Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For 2023, 2022 and 2021, these charges totaled $94 million, $70 million and $55 million, respectively.

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

	December 31,
(In millions)	2023	2022
Current assets - related parties
Receivables	$587	$610
Lease receivables	149	111
Prepaid	5	5
Other	7	3
Total	748	729
Noncurrent assets - related parties
Long-term lease receivables	789	883
Right of use assets	227	228
Unguaranteed residual asset	126	87
Long-term receivables	19	27
Total	1,161	1,225
Current liabilities - related parties
MPC loan agreement and other payables(1)	278	262
Deferred revenue	81	80
Operating lease liabilities	1	1
Total	360	343
Long-term liabilities - related parties
Long-term operating lease liabilities	226	228
Long-term deferred revenue	99	110
Total	$325	$338
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of December 31, 2023 or December 31, 2022.

Other Related Party Transactions

From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value.

7. Equity

Units Outstanding

MPLX had 1,003,498,875 common units outstanding as of December 31, 2023. Of that number, 647,415,452 were owned by MPC. The table below summarizes the changes in the number of units outstanding for the years ended December 31, 2021, 2022, and 2023:

(In units)	Total Common Units
Balance at December 31, 2020	1,038,777,978
Unit-based compensation awards	214,466
Conversion of Series A preferred units	93,108
Units redeemed in unit repurchase program	(22,907,174)
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	190,529
Units redeemed in unit repurchase program	(15,348,291)
Balance at December 31, 2022	1,001,020,616
Unit-based compensation awards	196,428
Conversion of Series A preferred units	2,281,831
Balance at December 31, 2023	1,003,498,875

Unit Repurchase Program

On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public, which was exhausted during the fourth quarter of 2022. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time. The table below summarizes the repurchases made under the unit repurchase program for the years ended December 31, 2023, 2022 and 2021:

(In millions, except per unit data)	2023	2022	2021
Number of units repurchased	—	15	23
Cash paid for units repurchased(1)	$—	$491	$630
Average cost per unit(1)	$—	$31.96	$27.52
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.

As of December 31, 2023, we had $846 million available under our remaining unit repurchase authorization.

Series A Redeemable Preferred Unit Conversions

Since 2020, certain Series A preferred unitholders have exercised their rights to convert their Series A preferred units into approximately 2.4 million common units as discussed in Note 9.

Redemption of the Series B Preferred Units

On February 15, 2023, MPLX exercised its right to redeem all 600,000 units of 6.875 percent Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B preferred units”). MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit.

Distributions on the Series B preferred units were payable semi-annually in arrears on the 15th day, or the first business day thereafter, of February and August of each year up to and including February 15, 2023. In accordance with these terms, MPLX made a final cash distribution of $21 million to Series B preferred unitholders on February 15, 2023, in conjunction with the redemption.

The changes in the Series B preferred unit balance during 2023, 2022 and 2021 are included in the Consolidated Statements of Equity within Series B preferred units.

Cash Distributions

Total distributions for the years ended December 31, 2023, 2022 and 2021 are summarized in the table below. The 2021 period includes a supplemental distribution amount of $0.575 per common unit (the “Supplemental Distribution Amount”) related to the distribution declared for the third quarter of 2021, which was paid during the fourth quarter of 2021.

	2023	2022	2021
Distributions per common unit	$3.25	$2.96	$3.36

The allocation of total quarterly cash distributions to limited, and preferred unitholders is as follows for the years ended December 31, 2023, 2022 and 2021. The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2023	2022	2021
Common and preferred unit distributions:
Common unitholders, includes common units of general partner(1)	$3,256	$2,980	$3,432
Series A preferred unit distributions(1)	94	88	100
Series B preferred unit distributions(2)	5	41	41
Total cash distributions declared	$3,355	$3,109	$3,573
(1) 2021 period includes the Supplemental Distribution Amount.
(2) 2023 period includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to the redemption.

On January 24, 2024, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2023, totaling $853 million, or $0.8500 per common unit. This rate was also received by Series A preferred unitholders. These distributions were paid on February 14, 2024 to unitholders of record on February 5, 2024.

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

In 2023, 2022 and 2021, MPLX had dilutive potential common units consisting of certain equity-based compensation awards. Anti-dilutive potential common units omitted from the diluted earnings per unit calculation for the years ended December 31, 2023, 2022 and 2021 were less than 1 million.

(In millions)	2023	2022	2021
Net income attributable to MPLX LP(1)	$3,928	$3,944	$3,077
Less: Distributions declared on Series A preferred units(2)	94	88	100
Distributions declared on Series B preferred units	5	41	41
Limited partners’ distributions declared on MPLX common units (including common units of general partner)(2)	3,256	2,980	3,432
Undistributed net income/(loss) attributable to MPLX LP	$573	$835	$(496)
(1)The year ended December 31, 2022 includes a $509 million gain on a lease reclassification. See Note 20 for additional information.
(2)The year ended December 31, 2021 includes the Supplemental Distribution Amount.

	2023
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$3,256	$94	$5	$3,355
Undistributed net income attributable to MPLX LP	557	16	—	573
Net income attributable to MPLX LP(1)	$3,813	$110	$5	$3,928
Impact of redemption of Series B preferred units	(5)			(5)
Income available to common unitholders	$3,808			$3,923
Weighted average units outstanding:
Basic	1,001
Diluted	1,002
Net income attributable to MPLX LP per limited partner unit:
Basic	$3.80
Diluted	$3.80

	2022
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net income attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distributions declared	$2,980	$88	$41	$3,109
Undistributed net income attributable to MPLX LP	811	24	—	835
Net income attributable to MPLX LP(1)	$3,791	$112	$41	$3,944
Weighted average units outstanding:
Basic	1,010
Diluted	1,010
Net income attributable to MPLX LP per limited partner unit:
Basic	$3.75
Diluted	$3.75
(1)Includes a $509 million gain on a lease reclassification. See Note 20 for additional information.

	2021
(In millions, except per unit data)	Limited Partners’ Common Units	Series A Preferred Units	Series B Preferred Units	Total
Basic and diluted net loss attributable to MPLX LP per unit:
Net income attributable to MPLX LP:
Distribution declared(1)	$3,432	$100	$41	$3,573
Undistributed net loss attributable to MPLX LP	(496)	—	—	(496)
Net income attributable to MPLX LP	$2,936	$100	$41	$3,077
Weighted average units outstanding:
Basic	1,027
Diluted	1,027
Net income attributable to MPLX LP per limited partner unit:
Basic	$2.86
Diluted	$2.86
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

Preferred Unit Distribution Rights

The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis, including any supplemental distributions made to common unitholders. On January 24, 2024, MPLX declared a quarterly cash distribution of $0.8500 per common unit for the fourth quarter of 2023. Holders of the Series A preferred units received the common unit rate in lieu of the lower $0.528125 base amount.

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

Preferred Units Outstanding

During the years ended December 31, 2023 and December 31, 2021, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 2,281,831 common units and 93,108 common units, respectively. Approximately 27.2 million Series A preferred units remain outstanding as of December 31, 2023.

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

For a summary of changes in the redeemable preferred balance for the years ended December 31, 2023, 2022 and 2021, see the Consolidated Statements of Equity.

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
Our CODM evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) gain on sales-type leases and equity method investments; (vi) impairment expense; (vii) noncontrolling interests; and (viii) other adjustments as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

(In millions)	2023	2022	2021
L&S
Service revenue	$4,335	$4,057	$3,918
Rental income	857	803	772
Product related revenue	18	19	14
Sales-type lease revenue	500	465	435
Income from equity method investments	345	267	153
Other income	68	57	61
Total segment revenues and other income(1)	6,123	5,668	5,353
Segment Adjusted EBITDA(2)	4,228	3,818	3,681
Capital expenditures	414	325	316
Investments in unconsolidated affiliates	26	97	33
G&P
Service revenue	2,189	2,056	2,023
Rental income	208	287	347
Product related revenue	2,191	2,792	2,066
Sales-type lease revenue	136	62	—
Income from equity method investments	255	209	168
Other income(3)	179	539	70
Total segment revenues and other income(1)	5,158	5,945	4,674
Segment Adjusted EBITDA(2)	2,041	1,957	1,879
Capital expenditures	605	528	224
Investments in unconsolidated affiliates	$72	$120	$118
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $776 million, $644 million and $503 million for the years ended December 31, 2023, 2022 and 2021, respectively. Third party revenues for the G&P segment were $4,827 million, $5,678 million and $4,463 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(3)    Includes a $92 million gain on remeasurement of our existing equity investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023. Includes a $509 million gain on a lease reclassification for the year ended December 31, 2022. See Note 20 in the Consolidated Financial Statements for additional information.

The table below provides a reconciliation between Net income and Segment Adjusted EBITDA.

(In millions)	2023	2022	2021
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$4,228	$3,818	$3,681
G&P Segment Adjusted EBITDA	2,041	1,957	1,879
Total reportable segments	6,269	5,775	5,560
Depreciation and amortization(1)	(1,213)	(1,230)	(1,287)
Interest and other financial costs	(923)	(925)	(879)
Income from equity method investments	600	476	321
Distributions/adjustments related to equity method investments	(774)	(652)	(537)
Gain on sales-type leases and equity method investments	92	509	—
Impairment expense	—	—	(42)
Adjusted EBITDA attributable to noncontrolling interests	42	38	39
Garyville incident response costs(2)	(16)	—	—
Other(3)	(111)	(13)	(63)
Net income	$3,966	$3,978	$3,112
(1)    Depreciation and amortization attributable to L&S was $530 million, $515 million and $546 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation and amortization attributable to G&P was $683 million, $715 million and $741 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $16 million of incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
(3)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.

11. Major Customers and Concentration of Credit Risk

The table below shows, by segment, the percentage of total revenues and other income with MPC which is our most significant customer and our largest concentration of credit risk.

	2023	2022	2021
Total revenues and other income(1)
L&S	87%	88%	90%
G&P	5%	4%	3%
Total	50%	47%	50%
(1)    The percent calculations for the year ended December 31, 2023 exclude a $92 million gain associated with the remeasurement of its existing equity investment in Torñado. The percent calculations for the year ended December 31, 2022 exclude a $509 million gain on a lease reclassification.

Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction. For the year ended December 31, 2023, revenues with one customer primarily related to these NGL transactions accounted for approximately 10 percent of our total revenues and other income for the year ended December 31, 2023.

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

12. Inventories

Inventories consist of the following:

	December 31,
(In millions)	2023	2022
NGLs	$8	$6
Line fill	15	16
Spare parts, materials and supplies	136	126
Total inventories	$159	$148

13. Property, Plant and Equipment

Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2023	2022
L&S
Pipelines	15 - 50 years	$6,455	$6,323
Refining logistics	15 - 20 years	1,818	1,710
Terminals	15 - 40 years	1,651	1,618
Marine	15 - 20 years	1,100	1,000
Land, building and other	5 - 60 years	1,609	1,585
Construction-in-progress		146	180
Total L&S property, plant and equipment		12,779	12,416
G&P
Gathering and transportation	5 - 40 years	7,484	6,781
Processing and fractionation	10 - 40 years	6,203	5,928
Land, building and other	5 - 40 years	525	511
Construction-in-progress		394	275
Total G&P property, plant and equipment		14,606	13,495
Total property, plant and equipment		27,385	25,911
Less accumulated depreciation		8,121	7,063
Property, plant and equipment, net		$19,264	$18,848

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $15 million, $9 million and $14 million as of the years ended December 31, 2023, 2022 and 2021, respectively.

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

Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. We have five reporting units, three of which have goodwill allocated to them. For the annual impairment assessment as of November 30, 2023, management performed only a qualitative assessment for two reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. The fair value of the crude gathering reporting unit for which a quantitative assessment was performed was determined based on applying both a discounted cash flow, or income approach, as well as a market approach which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The significant assumptions used to develop the estimate of the fair value under the discounted cash flow method included management’s best estimates of the discount rate of 10.2 percent as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements. Total goodwill at December 31, 2023 was $7,645 million and no impairment was recorded as a result of our November 30, 2023 annual goodwill impairment analysis.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	L&S	G&P	Total
Gross goodwill as of December 31, 2021	$7,657	$3,141	$10,798
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2021	7,657	—	7,657
Disposal of assets	(12)	—	(12)
Balance as of December 31, 2022	7,645	—	7,645
Balance as of December 31, 2023	7,645	—	7,645

Gross goodwill as of December 31, 2023	7,645	3,141	10,786
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2023	$7,645	$—	$7,645

Intangible Assets

MPLX’s intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of December 31, 2023 and 2022 is shown below:

	December 31, 2023			December 31, 2022
(In millions)	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
L&S	$283	$(189)	$94	$283	$(153)	$130
G&P	1,365	(805)	560	1,288	(713)	575
	$1,648	$(994)	$654	$1,571	$(866)	$705
(1)    Amortization expense attributable to the L&S segment for both years ended December 31, 2023 and 2022 was $36 million. Amortization expense attributable to the G&P segment for the years ended December 31, 2023 and 2022 was $92 million and $90 million, respectively.

Estimated future amortization expense related to the intangible assets at December 31, 2023 is as follows:

(In millions)
2024	$134
2025	121
2026	112
2027	84
2028	67
2029 and thereafter	136
Total	$654

15. Fair Value Measurements

Fair Values – Recurring

The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of December 31, 2023 and 2022 by fair value hierarchy level.

	December 31,
	2023		2022
(In millions)	Asset	Liability	Asset	Liability
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	$—	$11	$—	$10
Other noncurrent assets / Other long-term liabilities	—	50	—	51
Total carrying value in Consolidated Balance Sheets	$—	$61	$—	$61

Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs. All of our Level 2 instruments were settled during 2023. There were no positions outstanding as of December 31, 2023.

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.61 to $1.44 per gallon with a weighted average of $0.76 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.

Changes in Level 3 Fair Value Measurements

The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2023	2022
Beginning balance	$(61)	$(108)
Unrealized and realized (loss)/gain included in Net Income(1)	(11)	35
Settlements	11	12
Ending balance	(61)	(61)
The amount of total (loss)/gain for the period included in earnings attributable to the change in unrealized gain relating to liabilities still held at end of period	$(9)	$33
(1)    (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs on the Consolidated Statements of Income.

Fair Values – Non-recurring

Non-recurring fair value measurements and disclosures in 2023 relate primarily to the acquisition of the remaining interest in Torñado as discussed in Note 4.

Non-recurring fair value measurements and disclosures in 2022 and 2021 relate primarily to MPLX’s sales-type leases as discussed in Note 20. The net investment in sales-type leases is recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs.

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

The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	December 31,
	2023		2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$19,377	$20,547	$18,095	$19,905
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties on the Consolidated Balance Sheets.

16. Derivative Financial Instruments

During the year ended December 31, 2023, MPLX entered into commodity contracts that were executed to manage price risk during 2023. All of those positions were settled during 2023, with the associated gains included in the table below. As of December 31, 2023, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.

Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachian region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 15. See Note 2 for a discussion of derivatives MPLX may use and the reasons for them. As of both December 31, 2023 and 2022, the estimated fair value of this contract was a liability of $61 million.

As of December 31, 2023 and 2022, there were no derivative assets or liabilities that were offset on the Consolidated Balance Sheets.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

(In millions)	2023	2022	2021
Product sales
Realized gain	$7	$—	$—
Product sales derivative gain	7	—	—
Purchased product costs
Realized loss	(11)	(12)	(14)
Unrealized gain/(loss)	—	47	(45)
Purchased product cost derivative (loss)/gain	(11)	35	(59)
Total derivative (loss)/gain included in Net Income	$(4)	$35	$(59)

17. Debt

MPLX’s outstanding borrowings at December 31, 2023 and 2022 consisted of the following:

	December 31,
(In millions)	2023	2022
MPLX LP:
Bank revolving credit facility	$—	$—
4.500% senior notes due July 15, 2023	—	989
4.875% senior notes due December 1, 2024	1,149	1,149
4.000% senior notes due February 15, 2025	500	500
4.875% senior notes due June 1, 2025	1,189	1,189
1.750% senior notes due March 1, 2026	1,500	1,500
4.125% senior notes due March 1, 2027	1,250	1,250
4.250% senior notes due December 1, 2027	732	732
4.000% senior notes due March 15, 2028	1,250	1,250
4.800% senior notes due February 15, 2029	750	750
2.650% senior notes due August 15, 2030	1,500	1,500
4.950% senior notes due September 1, 2032	1,000	1,000
5.000% senior notes due March 1, 2033	1,100	—
4.500% senior notes due April 15, 2038	1,750	1,750
5.200% senior notes due March 1, 2047	1,000	1,000
5.200% senior notes due December 1, 2047	487	487
4.700% senior notes due April 15, 2048	1,500	1,500
5.500% senior notes due February 15, 2049	1,500	1,500
4.950% senior notes due March 14, 2052	1,500	1,500
5.650% senior notes due March 1, 2053	500	—
4.900% senior notes due April 15, 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.500% - 4.875% senior notes, due 2023-2025	12	23
ANDX - 4.250% - 5.200% senior notes, due 2027-2047	31	31
Financing lease obligations(1)	6	8
Total	20,706	20,108
Unamortized debt issuance costs	(122)	(117)
Unamortized discount	(153)	(195)
Amounts due within one year	(1,135)	(988)
Total long-term debt due after one year	$19,296	$18,808
(1)    See Note 20 for lease information.

The following table shows five years of scheduled debt payments, including payments on finance lease obligations, as of December 31, 2023:

(In millions)
2024	$1,151
2025	1,701
2026	1,501
2027	2,001
2028	$1,250

Credit Agreements

MPLX Credit Agreement

MPLX’s credit agreement (the “MPLX Credit Agreement”) matures July 7, 2027 and, among other things, provides for a $2 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2 billion borrowing capacity. The financial covenants of the MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the new MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.

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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2023, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

Activity on the MPLX Credit Agreement was as follows:

	December 31,
(In millions, except %)	2023	2022
Borrowings	$—	$900
Weighted average interest rate of borrowings	—%	1.45%
Repayments	$—	$1,200
Outstanding balance at end of period	$—	$—
Letters of credit outstanding	$0.2	$0.2
Total remaining availability on facility	$2,000	$2,000
Percent of borrowing capacity available	100%	100%

Senior Notes

Interest on each series of MPLX LP, MarkWest and ANDX senior notes is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
4.875% senior notes due December 1, 2024	June 1st and December 1st
4.000% senior notes due February 15, 2025	February 15th and August 15th
4.875% senior notes due June 1, 2025	June 1st and December 1st
1.750% senior notes due March 1, 2026	March 1st and September 1st
4.125% senior notes due March 1, 2027	March 1st and September 1st
4.250% senior notes due December 1, 2027	June 1st and December 1st
4.000% senior notes due March 15, 2028	March 15th and September 15th
4.800% senior notes due February 15, 2029	February 15th and August 15th
2.650% senior notes due August 15, 2030	February 15th and August 15th
4.950% senior notes due September 1, 2032	March 1st and September 1st
5.000% senior notes due March 1, 2033	March 1st and September 1st
4.500% senior notes due April 15, 2038	April 15th and October 15th
5.200% senior notes due March 1, 2047	March 1st and September 1st
5.200% senior notes due December 1, 2047	June 1st and December 1st
4.700% senior notes due April 15, 2048	April 15th and October 15th
5.500% senior notes due February 15, 2049	February 15th and August 15th
4.950% senior notes due March 14, 2052	March 14th and September 14th
5.650% senior notes due March 1, 2053	March 1st and September 1st
4.900% senior notes due April 15, 2058	April 15th and October 15th

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

On February 15, 2023, MPLX used $600 million of the net proceeds from the offering of the 2033 Senior Notes and 2053 Senior Notes described above to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds from the offering, and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest. The redemption resulted in a loss of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs, which is included on the Consolidated Statements of Income as Other financial costs, net.

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

On January 15, 2021, MPLX redeemed all of the $750 million outstanding aggregate principal amount of 5.250 percent senior notes, due January 15, 2025, including approximately $42 million aggregate principal amount of senior notes issued by ANDX, at a price equal to 102.625 percent of the principal amount. The payment of $20 million related to the note premium, offset by the immediate expense recognition of $12 million of unamortized debt premium and issuance costs, resulted in a loss on extinguishment of debt of $8 million that is included on the Consolidated Statements of Income as Other financial costs, net.

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

18. Revenue

Disaggregation of Revenue

The following tables represent a disaggregation of revenue for each reportable segment for the years ended December 31, 2023, 2022 and 2021:

	2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$369	$2,170	$2,539
Service revenue - related parties	3,966	19	3,985
Service revenue - product related	—	294	294
Product sales	5	1,660	1,665
Product sales - related parties	13	237	250
Total revenues from contracts with customers	$4,353	$4,380	8,733
Non-ASC 606 revenue(1)			2,548
Total revenues and other income			$11,281

	2022
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$320	$2,039	$2,359
Service revenue - related parties	3,737	17	3,754
Service revenue - product related	—	394	394
Product sales	6	2,213	2,219
Product sales - related parties	13	185	198
Total revenues from contracts with customers	$4,076	$4,848	8,924
Non-ASC 606 revenue(1)			2,689
Total revenues and other income			$11,613

	2021
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$310	$2,003	$2,313
Service revenue - related parties	3,608	20	3,628
Service revenue - product related	—	345	345
Product sales	4	1,586	1,590
Product sales - related parties	10	135	145
Total revenues from contracts with customers	$3,932	$4,089	8,021
Non-ASC 606 revenue(1)			2,006
Total revenues and other income			$10,027
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

The tables below reflect the changes in ASC 606 contract balances for the years ended December 31, 2023 and 2022:

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at December 31, 2023
Contract assets	$21	$(18)	$—	$3
Long-term contract assets	1	—	—	1
Deferred revenue	57	42	(40)	59
Deferred revenue - related parties	63	86	(102)	47
Long-term deferred revenue	216	128	—	344
Long-term deferred revenue - related parties	25	4	—	29
Long-term contract liabilities	$2	$(2)	$—	$—

(In millions)	Balance at December 31, 2021	Additions/ (Deletions)	Revenue Recognized(1)	Balance at December 31, 2022
Contract assets	$25	$(4)	$—	$21
Long-term contract assets	2	(1)	—	1
Deferred revenue	56	41	(40)	57
Deferred revenue - related parties	60	109	(106)	63
Long-term deferred revenue	135	81	—	216
Long-term deferred revenue - related parties	31	(6)	—	25
Long-term contract liabilities	$5	$(3)	$—	$2
(1)    No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations

The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.

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

(In billions)
2024	$2.0
2025	1.9
2026	1.8
2027	1.7
2028	0.5
2029 and thereafter	0.6
Total revenue on remaining performance obligations	$8.5

As of December 31, 2023, unsatisfied performance obligations included in the Consolidated Balance Sheets are $479 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 20 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

19. Supplemental Cash Flow Information

(In millions)	2023	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$893	$813	$812
Income taxes paid	7	3	4
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	71	73	79
Net cash provided by financing activities included:
Principal payments under finance lease obligations	1	2	2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	(8)	(1)	1
ROU assets obtained in exchange for new operating lease obligations	21	78	20
ROU assets obtained in exchange for new finance lease obligations	—	1	—
Book value of equity method investment(1)	311	—	—
(1)    Represents the book value of MPLX’s equity method investment in Torñado prior to MPLX buying out the remaining interest in this entity. See Note 4 for additional information.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditure:

(In millions)	2023	2022	2021
Additions to property, plant and equipment	$937	$806	$529
Increase in capital accruals	82	47	11
Total capital expenditures	$1,019	$853	$540

20. Leases

Lessee

We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one year to 95 years. Some long-term leases include renewal options ranging from one to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.

The components of lease cost were as follows:

	2023		2022		2021
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Components of lease costs:
Operating lease costs	$14	$56	$15	$61	$15	$71
Finance lease cost:
Amortization of ROU assets	—	1	—	1	—	2
Interest on lease liabilities	—	—	—	1	—	1
Total finance lease cost	—	1	—	2	—	3

Variable lease cost	4	10	2	16	—	15
Short-term lease cost	1	61	—	45	—	31
Total lease cost	$19	$128	$17	$124	$15	$120

Supplemental balance sheet data related to leases were as follows:

	December 31, 2023		December 31, 2022
(In millions, except % and years)	Related Party	Third Party	Related Party	Third Party
Operating leases
Assets
Right of use assets	$227	$264	$228	$283
Liabilities
Operating lease liabilities	1	45	1	46
Long-term operating lease liabilities	226	211	228	230
Total operating lease liabilities	$227	$256	$229	$276
Weighted average remaining lease term	43 years	9 years	44 years	9 years
Weighted average discount rate	5.8%	4.2%	5.8%	4.1%

Finance leases
Assets
Property, plant and equipment, gross		$10		$11
Less: Accumulated depreciation		5		4
Property, plant and equipment, net		5		7
Liabilities
Long-term debt due within one year		1		1
Long-term debt		5		7
Total finance lease liabilities		$6		$8
Weighted average remaining lease term		20 years		18 years
Weighted average discount rate		6.0%		6.0%

As of December 31, 2023, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2024	$15	$55	$1
2025	14	40	1
2026	14	35	1
2027	14	31	1
2028	14	29	1
2029 and thereafter	547	115	6
Gross lease payments	618	305	11
Less: Imputed interest	391	49	5
Total lease liabilities	$227	$256	$6

Lessor

Certain fee-based transportation and storage services agreements with MPC and third parties and certain fee-based natural gas transportation and processing agreements with third parties are accounted for as operating leases under ASC 842. The transportation and storage agreements have remaining terms ranging from less than one year to nine years with renewal options ranging from one year to five years, with some agreements having multiple renewal options. The primary terms of the natural gas transportation and processing agreements expire between 2026 and 2036, however, these contracts either have renewal options or will continue thereafter on a year-to-year basis until terminated by either party.

During the third quarter of 2022, the approved expansion of a gathering and compression system triggered the first assessment of the related third-party agreement under ASC 842. Additionally, during the years ended December 31, 2022 and 2021, we executed amendments to certain related party storage, transportation and terminal service agreements between MPLX and MPC to provide for reimbursements for projects, changes to minimum volume commitments or to extend the term of the agreement. The changes required the embedded leases within these agreements to be reassessed under ASC 842. As a result of these lease assessments, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized and the present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease during the respective periods.

Lease revenues included on the Consolidated Statements of Income during 2023, 2022 and 2021 were as follows:

	2023		2022		2021
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$822	$243	$763	$327	$743	$376
Sales-type leases:
Interest income (Sales-type rental revenue - fixed minimum)	467	114	447	46	431	—
Interest income (Revenue from variable lease payments)	33	22	18	16	4	—
Sales-type lease revenue	$500	$136	$465	$62	$435	$—

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

The following presents the consolidated financial statement impact of related-party and third-party sales-type leases, on commencement or modification date. These transactions, including any related gains recognized in the Consolidated Statements of Income, were non-cash transactions. There were no amounts to report for the year ended December 31, 2023.

	2022		2021
(In millions)	Related Party(1)	Third Party(2)	Related Party(1)	Third Party
Lease receivables	$87	$914	$519	$—
Unguaranteed residual assets	6	63	14	—
Property, plant and equipment, net	(50)	(745)	(421)	—
Deferred revenue	—	277	—	—
Amount recognized on commencement date	$43	$509	$112	$—
(1)    The amount recognized on commencement date was recorded as a Contribution from MPC in the Consolidated Statements of Equity given the underlying agreements are between entities under common control.
(2)    The amount recognized on commencement date was recorded as a gain in Other income in the Consolidated Statements of Income.

The following is a schedule of minimum future rental payments on the non-cancellable operating leases as of December 31, 2023:

(In millions)	Related Party	Third Party	Total
2024	$759	$117	$876
2025	737	95	832
2026	590	75	665
2027	447	53	500
2028	168	46	214
2029 and thereafter	47	250	297
Total minimum future rentals	$2,748	$636	$3,384

Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2023:

(In millions)	Related Party	Third Party	Total
2024	$503	$175	$678
2025	504	161	665
2026	472	150	622
2027	359	141	500
2028	86	132	218
2029 and thereafter	128	959	1,087
Total minimum future rentals	2,052	1,718	3,770
Less: Imputed interest	1,114	778	1,892
Lease receivable(1)	$938	940	1,878

Current lease receivables(2)	149	102	251
Long-term lease receivables(3)	789	838	1,627
Unguaranteed residual assets(3)	126	78	204
Total sales-type lease assets	$1,064	$1,018	$2,082
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

The following schedule summarizes MPLX’s investment in assets held under operating lease by major classes as of December 31, 2023 and 2022:

	December 31,
(In millions)	2023	2022
Pipelines	$677	$670
Refining logistics	1,399	1,310
Terminals	1,267	1,241
Marine	126	126
Gathering and transportation	86	94
Processing and fractionation	1,000	973
Land, building and other	165	163
Total property, plant and equipment	4,720	4,577
Less: accumulated depreciation	2,124	1,880
Property, plant and equipment, net	$2,596	$2,697
Capital expenditures related to assets subject to sales-type lease arrangements were $85 million, $72 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are reflected as Additions to property, plant and equipment in the Consolidated Statements of Cash Flows.

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

At December 31, 2023 and 2022, accrued liabilities for remediation totaled $19 million and $17 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Other Legal Proceedings

In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seeking disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. On November 8, 2023, the Court granted THPP’s motion to sever and stay the U.S. Government Parties’ counterclaims. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. THPP continues not to operate that portion of the pipeline that crosses the property at issue.

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

We hold a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the United States Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which is expected to be issued by the end of 2024.

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

If the vacation of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacation of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Contractual Commitments and Contingencies

At December 31, 2023, MPLX’s contractual commitments to acquire property, plant and equipment totaled $136 million. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2023, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Other Contractual Obligations

MPLX executed various third-party transportation, terminalling, and gathering and processing agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms, which range from less than one year to eight years. After the minimum volume commitments are met in these agreements, MPLX pays additional amounts based on throughput. These agreements may include escalation clauses based on various inflationary indices; however, those potential increases have not been incorporated in minimum fees due under these agreements presented below. The minimum future payments under these agreements as of December 31, 2023 are as follows:

(In millions)
2024	$187
2025	157
2026	145
2027	130
2028	120
2029 and thereafter	94
Total	$833

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC
Following is information about the directors, executive officers and corporate officers of MPLX GP LLC:

Name	Age as of February 1, 2024	Position with MPLX GP LLC

Michael J. Hennigan	64	Chairman of the Board of Directors, President and Chief Executive Officer
C. Kristopher Hagedorn	47	Director, Executive Vice President and Chief Financial Officer
Christine S. Breves	67	Director
Christopher A. Helms	69	Director
Maryann T. Mannen	61	Director
Garry L. Peiffer	72	Director
John J. Quaid	52	Director
Frank M. Semple	72	Director
J. Michael Stice	64	Director
John P. Surma	69	Director
Gregory S. Floerke	60	Executive Vice President and Chief Operating Officer
Timothy J. Aydt*	60	Executive Vice President
Molly R. Benson	57	Chief Legal Officer and Corporate Secretary
David R. Heppner*	57	Senior Vice President
Rick D. Hessling*	57	Senior Vice President
Shawn M. Lyon	56	Senior Vice President Logistics and Storage
Brian K. Partee*	50	Senior Vice President
Kristina A. Kazarian*	41	Vice President Finance and Investor Relations
Kelly S. Niese*	44	Vice President Treasury
Kelly D. Wright	41	Vice President and Controller
*     Corporate officer

Mr. Hennigan was appointed Chief Executive Officer, effective November 2019, and has served as President since June 2017. He has served on the Board of Directors since June 2017 and was appointed Chairman of the Board effective April 2020. He has served as MPC’s Chief Executive Officer since January 2024, having previously served as President and Chief Executive Officer since March 2020. He has served on MPC’s Board of Directors since April 2020. Prior to joining us in 2017, Mr. Hennigan was President, Crude, NGL and Refined Products of the general partner of Energy Transfer Partners L.P. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P. from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development beginning in 2009. Mr. Hennigan holds a bachelor’s degree in chemical engineering from Drexel University.
Qualifications: Mr. Hennigan brings to the Board a unique perspective and valued guidance gained from nearly 40 years of industry experience, including as our Chairman, President and Chief Executive Officer, MPC’s President and Chief Executive Officer, and as the President and Chief Executive Officer of a successful growth-oriented master limited partnership.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2020); Nutrien Ltd. (since 2022); Tesoro Logistics GP, LLC (2018-2019)
Mr. Hagedorn was appointed Executive Vice President and Chief Financial Officer, and was elected a member of the Board, effective January 1, 2024. He previously served as MPC’s Senior Vice President and Controller since September 2021, and as MPLX’s Vice President and Controller from October 2017 through August 2021. Before joining MPLX, he was Vice President and Controller at CONSOL Energy Inc., a Pennsylvania-based natural gas and coal producer and exporter, beginning in 2015, Assistant Controller beginning in 2014 and Director, Financial Accounting, beginning in 2012. Mr. Hagedorn was Chief Accounting Officer for CONE Midstream Partners LP, a publicly traded master limited partnership with gathering assets in the Appalachian Basin, from 2014 to 2015. Previously, he served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 1998. Mr. Hagedorn holds a bachelor’s degree in accounting from West Virginia University.
Qualifications: As our Chief Financial Officer, Mr. Hagedorn brings to the Board direct insight into all financial aspects of our business, including in the areas of accounting, risk management and financial management. His more than 25 years of financial accounting and audit expertise, including significant financial leadership experience in the midstream sector, affords him an extensive understanding of strategic and financial planning, accounting, internal controls, public company financial reporting requirements and related matters.
Other Public Company Directorships within Past Five Years: None
Ms. Breves was elected a member of the Board, effective November 2022. From 2013 until her retirement in December 2022, Ms. Breves held a number of senior roles at United States Steel Corporation (“U.S. Steel”), including as Executive Vice President, Business Transformation beginning August 2022, Senior Vice President and Chief Financial Officer from 2019 to August 2022, Senior Vice President, Manufacturing Support and Chief Supply Chain Officer from 2017 to 2019. Prior to joining U.S. Steel, Ms. Breves was with Alcoa Corporation for 14 years, where she served in various leadership positions in the company’s global procurement organization, including as Chief Procurement Officer from 2004 to 2012. Ms. Breves holds a bachelor’s degree in management from College of Charleston and a master’s degree in business administration and management from The Citadel.
Qualifications: Ms. Breves brings to the Board significant leadership experience in strategy development and business transformation, as well as expertise with financial systems management, risk management, procurement and manufacturing operations. Her financial management experience provides insight into the preparation of financial statements and internal controls over financial reporting.
Other Public Company Directorships within Past Five Years: RXO, Inc. (since 2022); Sylvamo Corporation (since 2021)
Mr. Helms was elected a member of the Board, effective October 2012. Mr. Helms is President and Chief Executive Officer of US Shale Management Company, a wholly-owned subsidiary of US Shale Energy Advisors LLC. Mr. Helms is the co-founder of US Shale Energy Advisors LLC, a privately owned entity engaged in the development, ownership and operation of midstream energy assets. Through subsidiaries it owns and operates Rocky Mountain Crude Oil LLC, a crude oil logistics company focused on the transportation of crude oil produced in the great plains and Rocky Mountain regions of the United States. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer. He was Group President, Pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission, storage and midstream businesses. Prior to joining NiSource, Mr. Helms held senior executive positions with CMS Energy Corporation, and subsidiaries of Duke Energy Corporation and PanEnergy Corp. from 1990 to 2005. Mr. Helms holds a bachelor’s degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.
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
Other Public Company Directorships within Past Five Years: Range Resources Corporation (2014-2019)
Ms. Mannen was elected a member of the Board, effective February 2021. She was appointed President of MPC effective January 2024, having previously served as Executive Vice President and Chief Financial Officer since January 2021. Before joining MPC, she served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a leading global engineering services and energy technology company, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen is a member of the CNBC CFO Council, secretary of the Cynthia Woods Mitchell Pavilion board of directors and chairs the committee of trustees of The Awty International School. Ms. Mannen holds a bachelor's degree in accounting and a master’s degree in business administration from Rider University.
Qualifications: Ms. Mannen brings to the Board significant leadership experience in finance, international operations and management. Her experience as Chief Financial Officer at large, publicly traded energy sector companies enables her to contribute important insights regarding finance, risk management, public company financial reporting requirements and related matters.
Other Public Company Directorships within Past Five Years: Owens Corning (since 2014)
Mr. Peiffer was elected a member of the Board, effective June 2012, and served as our President from 2012 until his retirement in 2014. He also served as MPC’s Executive Vice President, Corporate Planning and Investor & Government Relations from 2011 until his retirement. Mr. Peiffer began his career with Marathon in 1974 as an internal auditor, and then held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, he was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer is a member of the board of directors of Roppe Holding Company, a privately held company. He is also a member of the boards of the Catholic Community Foundation-Ohio and the Blanchard Valley Port Authority. Mr. Peiffer holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
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
Other Public Company Directorships within Past Five Years: None
Mr. Quaid was elected a member of the Board, effective January 2022. He was appointed Executive Vice President and Chief Financial Officer of MPC effective January 1, 2024, having previously served as Executive Vice President and Chief Financial Officer of MPLX since September 2021. Prior to his 2021 appointment, Mr. Quaid was MPC’s Senior Vice President and Controller beginning in April 2020, and Vice President and Controller beginning in 2014. Before joining MPC, Mr. Quaid was Vice President of Iron Ore at U.S. Steel, an integrated steel producer, beginning in 2014, and Vice President and Treasurer beginning in 2011, having previously served in various functions including investor relations, business planning, financial planning and analysis and project management. Mr. Quaid holds a bachelor’s degree in accounting from Lehigh University.
Qualifications: As our former Chief Financial Officer and MPC’s current Chief Financial Officer, Mr. Quaid brings to the Board direct insight into all financial aspects of our business, including in the areas of accounting, risk management and financial management. His background in business planning, treasury and finance affords him an extensive understanding of strategic and financial planning, accounting, internal controls, public company financial reporting requirements and related matters.
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
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2021; 2015-2018); Tesoro Logistics GP, LLC (2018-2019); Tortoise Acquisition Corp (2019-2020)
Mr. Stice was elected a member of the Board, effective April 2018, and as a member of the MPC Board of Directors in February 2017. He has served as a Professor at The University of Oklahoma since January 2023, having previously served as Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since 2015. Mr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P. in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. and Senior Vice President of natural gas projects of Chesapeake Energy Corporation since 2008. Mr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.
Qualifications: Mr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and as a member of the board of directors of MarkWest Energy Partners, L.P., which we acquired in 2015. He has forty years of experience in the upstream and midstream gas businesses.
Other Public Company Directorships within Past Five Years: Kosmos Energy Ltd. (since 2023); Marathon Petroleum Corporation (since 2017); Spartan Acquisition Corp. II (2020-2021); Spartan Acquisition Corp. III (2021-2022); Spartan Energy Acquisition Corporation (2018-2020); U.S. Silica Holdings, Inc. (2013-2021)

Mr. Surma was elected a member of the Board, effective October 2012, and as a member of the MPC Board of Directors in July 2011. He has served as Chairman of the Board of MPC since April 2020. Mr. Surma retired as the Chief Executive Officer and Executive Chairman of U.S. Steel in 2013. Prior to joining U.S. Steel, he served in several executive positions with Marathon, including as Senior Vice President, Finance & Accounting of Marathon Oil Company in 1997; President, Speedway SuperAmerica LLC in 1998; Senior Vice President, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000; and President of Marathon Ashland Petroleum in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP, becoming a partner in 1987. In 1983, he participated in the President’s Executive Exchange Program in Washington, D.C., serving as Executive Staff Assistant to the Federal Reserve Board’s Vice Chairman. Mr. Surma chairs the board of the University of Pittsburgh Medical Center, and formerly chaired the boards of the Federal Reserve Bank of Cleveland and the National Safety Council. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations, serving from 2010 to 2014, including as Vice Chairman. Mr. Surma holds a bachelor’s degree in accounting from Pennsylvania State University.
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired Chairman and Chief Executive Officer of a large industrial firm, and the current Chairman of MPC, and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2011); Public Service Enterprise Group Inc. (since 2019); Trane Technologies plc (since 2013); Concho Resources Inc. (2014-2020)
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer, effective February 2021, having previously served as Executive Vice President and Chief Operating Officer, Gathering and Processing, Trucks and Rail, since August 2020. Prior to the 2020 appointment, he served as Executive Vice President, Gathering and Processing, beginning in 2018, Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in December 2015, upon our acquisition of MarkWest Energy Partners, L.P. Before joining us, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region, at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013.
Mr. Aydt was appointed our Executive Vice President and MPC’s Executive Vice President Refining, effective October 2022, having previously served as our Executive Vice President and Chief Commercial Officer since August 2020. Prior to his 2020 appointment, he served as Vice President, Business Development, beginning in November 2018, Vice President, Operations, and President of Marathon Pipe Line LLC beginning in January 2017, MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and Project Director for the $2.2 billion Detroit Heavy Oil Upgrade Project beginning in 2008.
Ms. Benson was appointed Chief Legal Officer and Corporate Secretary for MPC and us, effective January 1, 2024, having previously served as Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary for MPC and us since June 2018, and as Vice President, Chief Compliance Officer and Corporate Secretary for MPC and us since March 2016. Prior to her 2016 appointment, Ms. Benson was MPC’s Assistant General Counsel, Corporate and Finance beginning in 2012, and Group Counsel, Corporate and Finance beginning in 2011.
Mr. Heppner was appointed Senior Vice President, effective September 2022. He has served as MPC’s Senior Vice President Strategy and Business Development since February 2021. Prior to his 2021 appointment, he served as Vice President, Commercial and Business Development, beginning in October 2018, Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and Director, Wholesale Marketing, beginning in 2010.
Mr. Hessling was appointed Senior Vice President, effective October 2018. He was appointed MPC’s Chief Commercial Officer, effective January 1, 2024, having previously served as MPC’s Senior Vice President, Global Feedstocks, since February 2021. Prior to his 2021 appointment, Mr. Hessling served as MPC’s Senior Vice President, Crude Oil Supply and Logistics beginning in 2018, Manager, Crude Oil & Natural Gas Supply and Trading beginning in 2014, and Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Lyon was appointed Senior Vice President Logistics and Storage, effective September 2022, having previously served as Vice President, Operations, and President, Marathon Pipe Line LLC, since November 2018. Prior to his 2018 appointment, he was Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager, Marketing and Transportation Engineering beginning in 2010, and District Manager, Transport and Rail beginning in 2008. He served as board chair for Liquid Energy Pipeline Association in 2023 and chairs the board of the Louisiana Offshore Oil Port (LOOP).
Mr. Partee was appointed Senior Vice President, effective October 2018. He was appointed MPC’s Chief Global Optimization Officer, effective January 1, 2024, having previously served as MPC’s Senior Vice President, Global Clean Products, since February 2021. Prior to his 2021 appointment, Mr. Partee served as MPC’s Senior Vice President, Marketing, beginning in October 2018, Vice President, Business Development, beginning in February 2018, Director of Business Development beginning in January 2017, Manager of Crude Oil Logistics beginning in 2014, and Vice President, Business Development and Franchise, at Speedway beginning in 2012.

Ms. Kazarian was appointed Vice President Finance and Investor Relations, for MPC and us, effective January 2023. Prior to this appointment, she served as Vice President, Investor Relations beginning in April 2018. Prior to this appointment, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company beginning in 2005.
Ms. Niese was appointed Vice President Treasury, for MPC and us, effective January 2023. Prior to this appointment, she served as MPC’s Assistant Treasurer beginning in February 2017, Corporate Finance Manager beginning in October 2014, and Brand Coordinating Manager beginning in 2011, having previously served in various analytical roles within Crude Supply, Terminals, Transportation and Rail and Internal Audit since joining MPC in 2003.
Ms. Wright was appointed Vice President and Controller, effective September 2021. Prior to this appointment, she served as Assistant Controller of MPC since February 2019, having previously served as Senior Director Accounting Operations Excellence since October 2018. Prior to MPC’s acquisition of Andeavor in October 2018, Ms. Wright served in various roles of increasing responsibility at Andeavor, including Deputy Controller of Value Chain Accounting from April 2018 to October 2018, Director of M&A Finance Integration from January 2017 to April 2018, and Assistant Controller Logistics from March 2015 to January 2017. Prior to joining Andeavor in 2010, she spent five years in public accounting with KPMG LLP.
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
Our Code of Business Conduct, which applies to all of our directors, officers and employees, defines our expectations for ethical decision-making, accountability and responsibility. Our Code of Ethics for Senior Financial Officers, which is specifically applicable to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller, Treasurer and other leaders performing similar functions, affirms the principle that the honesty, integrity and sound judgment of our senior executives with responsibility for preparation and certification of our financial statements are essential to the proper functioning and success of our company. These codes are available on our website as noted below, and printed copies are available upon request to our Corporate Secretary. We would post on our website any amendments to, or waivers from, either of these codes requiring disclosure under applicable rules within four business days following any such amendment or waiver.
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
DIRECTOR INDEPENDENCE AND QUALIFICATIONS
The Board currently consists of ten directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised of at least three independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions, and has determined that each of the following directors meets the independence standards in our Governance Principles, has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.

Christine S. Breves	Garry L. Peiffer	J. Michael Stice	Dan D. Sandman (retired from the Board May 1, 2023)
Christopher A. Helms	Frank M. Semple	John P. Surma
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
When the CEO or another management director is elected Chairman, the Board has appointed an independent director as “Lead Director” to provide independent director oversight and preside over executive sessions of the Board or other Board meetings when the Chairman is absent. Mr. Helms, an independent director, currently serves as Lead Director of the Board. The Board believes that this leadership structure is in the best interests of our unitholders and us at this time because it strikes an effective balance between management and independent director participation in the Board process.
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
We have additionally established an executive committee of the Board, comprised of Messrs. Hennigan and Helms, to address matters that may arise between meetings of the Board. This executive committee may exercise the powers and authority of the Board subject to specific limitations consistent with applicable law.
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
Our Audit Committee is comprised of Messrs. Peiffer (Chair) and Helms and Ms. Breves. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that each of Mr. Peiffer and Ms. Breves qualifies as an “audit committee financial expert,” as defined by SEC rules, based on the attributes, education and experience further described in each director’s biography under “Directors and Executive Officers of MPLX GP LLC,” above.
Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2023 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditors, PricewaterhouseCoopers LLP (“PwC”), the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received the written disclosures and the letter from PwC required by the applicable requirements of the Public Company Accounting Oversight Board regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2023, for filing with the SEC.
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
Our Conflicts Committee is comprised of Mr. Helms (Chair) and Ms. Breves. The Board has determined that each member of the Conflicts Committee meets the independence requirements of the NYSE and the SEC, as applicable.
BOARD ORIENTATION AND EDUCATION
We maintain an orientation program for new directors that includes meetings with and presentations by senior management. This offers a new director the opportunity to receive one-on-one time with management to discuss various aspects of our business. In addition, we encourage directors to attend, at our expense, director continuing education programs. In 2023, various of our directors attended symposiums sponsored by outside organizations that are designed as continuing director education on many topics relevant to public company board service. We also provide ongoing director education through presentations at Board and committee meetings, and regularly invite subject matter experts to speak to the Board.
COMMUNICATING WITH THE BOARD
All interested parties, including unitholders, may communicate directly with the Board, the Chairs of the Board’s standing committees and the independent directors as follows:
Mail:     Communications may be sent by regular mail to our principal executive offices, to the attention of:
Chief Legal Officer and Corporate Secretary
MPLX GP LLC
200 East Hardin Street
Findlay, OH 45840
Email:
•Independent Directors (individually or as a group): non-managedirectors@mplx.com
•Audit Committee Chair: auditchair@mplx.com
•Conflicts Committee Chair: conflictschair@mplx.com
Our Chief Legal Officer and Corporate Secretary will forward to the directors all communications that, in her judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations and matters not relevant to the Partnership’s affairs.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program and explains how and why 2023 compensation decisions were made for our named executive officers (our “NEOs”). We recommend this CD&A be read together with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11.
NAMED EXECUTIVE OFFICERS
Our NEOs for 2023 are:

Name	Title

Michael J. Hennigan	Chairman, President and CEO
John J. Quaid*	Executive Vice President and CFO
Suzanne Gagle*	General Counsel
Gregory S. Floerke	Executive Vice President and Chief Operating Officer
Shawn M. Lyon	Senior Vice President Logistics and Storage

* Effective January 1, 2024, Mr. Quaid ceased service as our Executive Vice President and CFO to accept a position as MPC’s Executive Vice President and CFO. Effective January 5, 2024, Ms. Gagle retired following more than 30 years of service to MPC.

COMPENSATION DECISIONS AND ALLOCATION
Compensation Allocation
We do not directly employ any of the personnel responsible for managing and operating our business, including our NEOs. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC or one of its affiliates. Under the terms of an omnibus agreement, described in Item 8. Financial Statements and Supplementary Data, Note 6 of this report, we pay MPC a fixed amount in return for services provided by our NEOs, which totaled approximately $13.4 million for 2023. Although we report in this CD&A 100% of the compensation our NEOs receive for their service to MPC and its affiliates (including us), the only direct compensation we provide to our NEOs is in the form of MPLX phantom unit awards, which are described in detail in the “2023 Grants of Plan-Based Awards” table and accompanying narrative below.
Compensation Decisions
We maintain the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including MPC, who provide services to our business. The Compensation and Organization Development Committee of MPC’s board of directors (“MPC’s Compensation Committee”), currently comprised of five independent directors, recommends awards under the MPLX 2018 Plan for our NEOs, subject to approval by a committee of our Board comprised of the independent directors (the “MPLX Committee”), which typically considers such awards on an annual basis. Our Board makes all final determinations with respect to awards under the MPLX 2018 Plan. All other compensation decisions for our NEOs are made by MPC's Compensation Committee and are not subject to approval by our Board or us.
Compensation Consultant
MPC’s Compensation Committee engages an independent compensation consultant to provide compensation consulting services and comparative compensation. The consultant reports directly to MPC’s Compensation Committee. Our Board does not have a standing compensation committee and has not hired its own compensation consultant.
EXECUTIVE COMPENSATION PROGRAM FOR 2023
2023 Base Salary
MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. In setting base salary for 2023, MPC’s Compensation Committee evaluated 2023 compensation reference group data and other market data, each individual’s performance and contributions over the prior year, where applicable, demonstrated performance and skills acquired over the course of each NEO’s career and MPC’s succession-planning needs.

Name	Previous Base Salary ($)	Base Salary Effective March 31, 2023 ($)	Increase (%)

Hennigan	1,700,000	1,750,000	2.9
Quaid	600,000	635,000	5.8
Gagle	730,000	750,000	2.7
Floerke	590,000	620,000	5.1
Lyon	475,000	575,000	21.1
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table were paid to our NEOs by MPC.
All NEOs received base salary increases for 2023 in recognition of their continued strong performance and as part of MPC’s annual merit program increases to maintain market competitiveness. The higher base salary increase for Mr. Lyon reflects the additional responsibilities he assumed upon his promotion to Senior Vice President Logistics and Storage in late 2022.
2023 Annual Cash Bonus Program
Our NEOs participated in MPC’s 2023 Annual Cash Bonus (“ACB”) program, which MPC’s Compensation Committee approved in November 2022, with a performance period of January 1, 2023 through December 31, 2023, as part of their compensation for the services they provide to MPC and its affiliates, including us. The primary purpose of the 2023 ACB program was to incentivize and reward eligible employees for executing on MPC’s strategy. MPC’s Compensation Committee determined awards to our NEOs under the ACB program without input from our Board. Awards under the ACB program for our NEOs were calculated as follows:

ELIGIBLE EARNINGS ($)	Generally refers to the NEO’s year-end base salary rate. In an NEO’s year of hire or separation, eligible earnings are calculated as the sum of base wages paid during the year plus compensation deferred during the year, which has the effect of prorating the award.
×

Expressed as a percentage of each NEO’s eligible earnings. MPC’s Compensation Committee approves bonus target opportunities for our NEOs based on analysis of market-competitive data sourced from MPC’s compensation reference group and executive compensation surveys, while also taking into consideration each executive’s experience, relative scope of responsibility and potential, other market data and any other information MPC’s Compensation Committee deems relevant in its discretion.
TARGET BONUS (%)
×

Performance metrics and levels are established by MPC’s Compensation Committee at the beginning of the performance period. Once the performance period has ended, MPC’s Compensation Committee reviews and assesses company performance against the performance metrics and levels, as well as any other factors MPC’s Compensation Committee deems relevant in its discretion.
COMPANY PERFORMANCE (%)
+/-

Awards may be adjusted based upon MPC’s Compensation Committee’s assessment of each NEO’s organizational and individual performance.
No upward individual performance adjustments may be made for the CEO; upward adjustments for other NEOs are capped at 15%.

INDIVIDUAL PERFORMANCE
=

There is no guaranteed minimum ACB payout. Payout results may be above or below target based on actual company and individual performance. Payouts are capped at 200% of each NEO’s target award.
FINAL AWARD ($)
2023 MPC Company Metrics and Performance
MPC's 2023 ACB program emphasized pre-established financial and ESG performance measures. The following table provides each metric’s target weighting, performance levels and actual performance achieved in 2023:

Performance Metric		Target Weighting	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout	Result	Performance Achieved

80%	FINANCIAL
	Relative Adjusted EBITDA per Barrel	30%	30th Percentile of peers	50th Percentile of peers	100th Percentile of peers	100th Percentile	60.00%
						(200% of target)
	ACB Adjusted EBITDA (in millions)	20%	$8,939	$11,919	$14,899	$17,768	40.00%
						(200% of target)
	Distributable Cash Flow at MPLX per Unit	20%	$4.58	$5.09	$5.60	$5.31	28.63%
						(143.14% of target)
	Refining and Corporate Costs (in millions)	10%	$6,836	$6,511	$6,186	$6,142	20.00%
						(200% of target)
20%	ENVIRONMENTAL, SOCIAL AND GOVERNANCE
	Greenhouse Gas Intensity	5%	22.9	22.3	21.8	21.8	10.00%
						(200% of target)
	Process Safety Events Score	5%	95	76	57	118	0.00%
						(0% of target)
	Designated Environmental Incidents	5%	59	47	35	69	0.00%
						(0% of target)
	Diversity, Equity & Inclusion	5%	External hires are at least (Women / BIPOC):			18% / 32%	3.75%
			20% / 27%	26% / 30%	30% / 34%	(75% of target)
100% TOTAL TARGET WEIGHTING						Total Achieved:	162.38%

Relative Adjusted EBITDA per Barrel of Total Throughput is derived from MPC’s ACB Adjusted EBITDA (see below), a non-GAAP performance metric, as compared to applicable reporting segments of a peer group of other integrated and downstream companies: Chevron Corporation; Exxon Mobil Corporation; HF Sinclair Corporation; PBF Energy Inc.; Phillips 66; and Valero Energy Corporation.

ACB Adjusted EBITDA is a non-GAAP performance metric derived from MPC’s consolidated financial statements. It is calculated as MPC’s earnings before interest and financing costs, interest income, income taxes, depreciation and amortization expense, adjusted to exclude the effects of impairments, inventory market valuation adjustments, acquisitions and divestitures and certain other charges and credits.

Distributable Cash Flow (“DCF”) at MPLX per Unit is a non-GAAP performance metric reflecting cash flow available to be paid to our common unitholders, derived from our consolidated financial statements. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information provides information about this measure and how it is calculated. DCF per unit is determined by dividing DCF, adjusted for certain charges, by our average unit count during the performance period.

Refining and Corporate Costs are MPC’s externally reported refining operating and corporate costs, excluding costs associated with MPC’s incentive programs and costs associated with acquisitions and divestitures.

Greenhouse Gas (“GHG”) Intensity measures how efficiently MPC operates its facilities and implements a business plan that promotes a less carbon-intensive future. GHG intensity is based on Scope 1 and Scope 2 GHG emissions divided by the manufacturing inputs processed at MPC’s refineries and natural gas processing and fractionation plants.

Process Safety Events Score measures MPC’s ability to identify, understand and control certain process hazards, taking into account Tier 1 and Tier 2 events, with Tier 1 events multiplied by three to recognize their severity, and excluding the performance of any assets acquired during the performance period.

Designated Environmental Incidents measures MPC’s environmental performance through tracking Tier 3 and Tier 4 incidents, excluding the performance of any assets acquired during the performance period.

Diversity, Equity & Inclusion measures MPC’s effectiveness toward reaching its five-year representation goals with respect to women and Black, Indigenous and People of Color (“BIPOC”). External hires exclude interns and conditional employees. These metrics are aspirational in nature and achieving them will at all times be consistent with MPC’s Equal Employment Opportunity Policy.

The performance levels for each metric were established in January 2023 by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2023, and MPC's business plan and overall strategy. MPC’s Compensation Committee also reviewed disclosed peer methodologies of similar metrics when evaluating the rigor of the performance goals. The performance levels were set with threshold levels viewed as likely achievable, target levels viewed as challenging but achievable, and maximum levels viewed as extremely difficult to achieve.
MPC’s Compensation Committee has sole discretion under the 2023 ACB program to adjust performance metric levels and/or the final payout percentage to recognize instances where, due to unforeseen circumstances, the performance metrics results are not entirely indicative of overall company results. MPC’s Compensation Committee made no such adjustments to the 2023 performance metric levels or final payout percentages.
MPC’s Compensation Committee also has discretion under the 2023 ACB program to increase (by no more than 15%) or decrease payouts to certain of our officers, including our NEOs, based upon the Committee’s assessment of each individual’s performance and contributions; provided, that our CEO’s payout cannot be increased pursuant to this discretion. While MPC’s Compensation Committee determined that our NEOs’ contributions to the successful execution in 2023 of MPC’s business objectives and enhancement of MPC shareholder value were significant, it concluded that the high achievement of performance metrics under the 2023 ACB program adequately reflected these contributions and determined to make no individual adjustments.
ACB Payouts for 2023
In February 2024, MPC's Compensation Committee certified the results under the performance metrics for the 2023 ACB program and, taking into consideration MPC's performance relative to the pre-established metrics and the Committee’s evaluation of each NEO’s contributions to that performance, awarded the following amounts to our NEOs under the 2023 ACB program:

Name	2023 Eligible Earnings ($)	Bonus Target as a % of Eligible Earnings	Target Bonus ($)	Final Award as a % of Target	Final Award ($)

Hennigan	1,750,000	165	2,887,500	162.38	4,688,700
Quaid	635,000	80	508,000	162.38	824,900
Gagle	750,000	80	600,000	162.38	974,300
Floerke	620,000	70	434,000	162.38	704,700
Lyon	575,000	70	402,500	162.38	653,600
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table will be paid to our NEOs by MPC.

MPC’s Compensation Committee increased Mr. Hennigan’s 2023 ACB target percentage opportunity, from 160% to 165% of eligible earnings, to reflect his experience and performance in his role. Mr. Quaid’s 2023 ACB target percentage opportunity was increased, from 70% to 80% of eligible earnings, to bring him closer to the market for his role. Target percentage opportunities for our other NEOs remained unchanged from 2022 ACB target percentages.
2023 Long-Term Incentive Compensation Program
MPC’s long-term incentive (“LTI”) compensation program is comprised of MPC performance share units (“PSUs”), MPC restricted stock units (“RSUs”) and MPLX phantom units. This award mix places a substantial portion of our NEOs’ compensation at-risk and promotes achievement of MPC’s and our long-term business objectives by linking our NEOs’ compensation directly to long-term shareholder and unitholder value creation and financial results.
2023 Annual Awards
MPC’s Compensation Committee approved the following LTI mix and annual award amounts for our NEOs during its annual compensation review process in early 2023. To mitigate the effect of share price volatility, the number of awards granted is determined on the basis of the average 30-calendar day closing price prior to the grant date. Thus, these amounts may not match the accounting values shown in the “2023 Summary Compensation Table” and the “2023 Grants of Plan-Based Awards” table below.

Name	60% MPC PSUs ($)	20% MPC RSUs ($)	20% MPLX Phantom Units ($)	Total 2023 LTI Target ($)

Hennigan	8,040,000	2,680,000	2,680,000	13,400,000
Quaid	900,000	300,000	300,000	1,500,000
Gagle	1,440,000	480,000	480,000	2,400,000
Floerke	780,000	260,000	260,000	1,300,000
Lyon	720,000	240,000	240,000	1,200,000
MPC’s Compensation Committee increased Mr. Hennigan’s 2023 LTI target award opportunity by 9% over his 2022 LTI target award opportunity to reflect his experience and performance in his role. Mr. Quaid’s 2023 LTI target award opportunity was increased by 7% over his 2022 LTI target award opportunity to bring him closer to the market for his role. Mr. Lyon’s 2023 LTI target award opportunity was increased by 33% over his 2022 LTI target award opportunity in consideration of his promotion to Senior Vice President Logistics and Storage in late 2022, and is intended to bring him closer to market for his role. There were no changes in 2023 LTI target award opportunity values from 2022 LTI target award opportunity values for the other NEOs.
MPC PSUs
MPC’s Compensation Committee awards MPC PSUs to align our NEOs’ long-term compensation interests with MPC’s shareholders’ long-term investment interests by conditioning payout on MPC’s three-year PSU Total Shareholder Return (“TSR”) performance relative to the peer group shown in the following table. Each PSU has a target value equal to the MPC common stock 30-day average closing price prior to the grant date. PSUs vest in full at the end of the performance period and are settled in cash. The actual payout value is based on MPC’s PSU TSR performance (which can range from 0% to 200%) multiplied by:
(i) for 2021 and 2022 PSUs, MPC’s closing share price on the date MPC’s Compensation Committee certifies performance, and (ii) for 2023 PSUs, MPC’s average closing share price for the last 30 calendar days of the performance period. To provide greater alignment with MPC’s shareholders, payout is capped at 100% when MPC’s PSU TSR is negative for the performance period.

PERFORMANCE PERIOD

2021 PSUs	2022 PSUs	2023 PSUs
January 1, 2021 - December 31, 2023	January 1, 2022 - December 31, 2024	January 1, 2023 - December 31, 2025

PEER GROUP

BP p.l.c. Chevron Corporation CVR Energy, Inc. Delek US Holdings, Inc.	Exxon Mobil Corporation HF Sinclair Corporation* PBF Energy Inc. Phillips 66	Valero Energy Corporation Median of Compensation Reference Group S&P 500 Index Alerian MLP Index
*For 2021 and 2022 PSUs, HollyFrontier Corporation. For 2023 PSUs, HF Sinclair Corporation.

PSU TSR CALCULATION

(Ending Stock Price* - Beginning Stock Price*) + Cumulative Cash Dividends
Beginning Stock Price*

*For 2021 and 2022 PSUs, calculated as the average of each company’s closing stock price for the 20 trading days prior to each applicable date. For 2023 PSUs, calculated as the average of each company’s closing stock price for the 30 calendar days prior to each applicable date.

MPC PSU TSR PERFORMANCE ASSESSMENT

	Below Threshold	Threshold	Target	Maximum
PSU TSR Performance Percentile	Below 30th	30th	50th	100th (Highest)
Payout Percentage (% of Target)*	0%	50%	100%	200%

*Payout for performance between percentiles is determined using linear interpolation.

In January 2024, MPC’s Compensation Committee certified the final PSU TSR results for the MPC 2021 PSUs as follows:

MPC 2021 PSUs	Actual PSU TSR (%)	Position Relative to Peer Group	PSU TSR Performance Percentile	Payout Percentage (% of Target)

January 1, 2021 - December 31, 2023	277.19	2 of 13	91.67th	183.33

Each NEO’s 2021 PSU target award was multiplied by: (i) the Performance Percentage shown in the table above and (ii) MPC’s closing share price on the date MPC’s Compensation Committee certified performance, resulting in the following payouts:

Name	MPC 2021 PSU Target Award ($)	MPC 2021 PSU Target Award* (#)	Payout Percentage (%)	Performance-Adjusted PSUs (#)	MPC Closing Share Price on Certification Date ($)	Payout ($)

Hennigan	6,750,000	133,058	183.33	243,936	157.27	38,363,815
Quaid	480,000	9,462	183.33	17,347	157.27	2,728,163
Gagle	1,350,000	26,612	183.33	48,788	157.27	7,672,889
Floerke	660,000	13,011	183.33	23,854	157.27	3,751,519
Lyon	155,030	3,056	183.33	5,603	157.27	881,184

* Calculated as the target award value divided by the MPC common stock 30-day average closing price ($50.73) prior to the grant date (March 1, 2021).
MPC PSUs granted in 2022 and 2023 to our current NEOs remain outstanding. See the “2023 Grants of Plan-Based Awards” and “Outstanding Equity Awards at 2023 Fiscal Year-End” tables below for additional information about these awards.
MPC RSUs
MPC’s Compensation Committee awards MPC RSUs to promote our NEOs’ ownership of MPC’s common stock, aid in retention and help our NEOs comply with MPC’s stock ownership guidelines. Awards generally vest ratably over three years.
MPLX Phantom Units
MPC’s Compensation Committee includes MPLX phantom units in our NEOs’ LTI award mix to align our NEOs’ compensation interests with our unitholders’ investment interests, and help our NEOs comply with our unit ownership guidelines. MPLX phantom unit awards were recommended by MPC’s Compensation Committee and granted by the MPLX Committee. Awards generally vest ratably over three years.
OTHER BENEFITS
We do not sponsor any benefit plans, programs or policies such as healthcare, life insurance, income protection or retirement benefits for our NEOs, and we do not provide perquisites. However, those types of benefits are generally provided to our NEOs by MPC (through its indirect wholly owned subsidiary Marathon Petroleum Company LP) consistent with market-based trends. MPC makes all determinations with respect to such benefits without input from our Board. MPC bears the full cost of these programs, and no portion is charged back to us. We have summarized the material elements of these programs below.
Health and Welfare Benefits
Our NEOs are generally eligible to participate in MPC’s market-competitive health and life insurance plans, and long-term and short-term disability programs.
Retirement Benefits
MPC has designed the retirement benefits it provides to our NEOs to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits for 2023” and “2023 Nonqualified Deferred Compensation.”

Severance Benefits
We and MPC maintain change in control plans designed to (i) preserve executives’ economic motivation to consider a business combination that might result in job loss and (ii) compete effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures. Our change in control benefits are described further in “Potential Payments Upon Termination or Change in Control,” beginning on page 142.
Limited Perquisites
MPC provides our NEOs limited perquisites consistent with those offered by companies in MPC’s compensation reference group.

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

Use of Corporate Aircraft
The primary use of MPC’s corporate aircraft is for business purposes. MPC’s Board also has authorized Mr. Hennigan’s personal use of MPC’s corporate aircraft in the interest of his safety, security and productivity as its CEO. Certain other executives may be allowed limited personal use of MPC’s corporate aircraft, and occasionally, spouses or other guests may accompany executive officers on corporate aircraft when space is available on business-related flights. All such personal use must be authorized by MPC’s CEO. The cost of any such travel that does not meet the Internal Revenue Code standard for business use is imputed as income to the executive officer.

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

Safety and Security
Given the significant public profile of Mr. Hennigan as MPC’s CEO and the publicity given to those in the industry, MPC’s Board has authorized certain limited security benefits, including the maintenance, operation and monitoring of enhanced security systems. These benefits are monitored by MPC’s Compensation Committee and are taxable income to Mr. Hennigan.

Reportable values for these benefits and perquisites, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2023 Summary Compensation Table” on page 133.
COMPENSATION GOVERNANCE
Unit Ownership Guidelines
Our unit ownership guidelines align our executive officers’ long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to retain MPLX common units with a value at least equal to a target multiple of their annualized base salary. The targeted multiples vary depending upon the executive’s position and responsibilities:

Position	Multiple of Base Salary

CEO	2x

MPC Executive Vice President (CEO Direct Report)	1x

MPLX Executive Vice President (CEO Direct Report); MPC Senior Vice President (CEO Direct Report)	0.75x

All Other Executives (not reporting to the CEO)	0.50x

MPLX common units owned outright and MPLX phantom units are counted when determining whether an executive has met the required ownership level. Executives have five years following the establishment of, or an increase in, their applicable unit ownership guideline to achieve the applicable target multiple. Any executive who does not achieve the unit ownership guideline within this five-year window must hold all equity we grant until the applicable ownership guideline has been achieved. All continuing NEOs either meet these guidelines or are on track to comply within the applicable five-year period.

Prohibition on Hedging and Pledging Our Common Units
Under our policy on trading of securities, none of our directors, officers (including our NEOs) or select MPC employees designated under the policy may purchase or sell any financial instrument, including but not limited to put or call options, the price of which is affected in whole or in part by changes in the price of our securities, unless such financial instrument was issued by us to such director, officer or covered employee. Further, no director, officer or covered employee may participate in any hedging transaction related to our securities. This policy ensures that our directors, officers and covered employees bear the full risk of MPLX common unit ownership.
Clawback Policy
Our LTI program includes provisions providing for recoupment of compensation from our executives in the case of certain forfeiture events (collectively, “MPLX’s Existing Clawback Provisions”). Under MPLX’s Existing Clawback Provisions, the MPLX Committee may determine that a forfeiture event has occurred if: (a) MPLX is required to prepare an accounting restatement as a result of misconduct, and the MPLX Committee determines that a covered officer (i) knowingly engaged in misconduct, (ii) was grossly negligent with respect to misconduct, or (iii) knowingly failed or was grossly negligent in failing to prevent misconduct; or (b) the MPLX Committee determines that a covered officer engaged in fraud, embezzlement or other similar misconduct materially detrimental to MPLX.
If the MPLX Committee determines that a forfeiture event has occurred with respect to a covered officer, it may require recoupment from such covered officer of an amount up to the sum of all LTI awards granted to, held by, earned by, or settled with respect to, such covered officer in the period during which the misconduct occurred.
In 2023, the NYSE implemented listing standards requiring listed companies to adopt a clawback policy meeting certain additional requirements. Accordingly, the Board adopted the MPLX LP Officer Compensation Clawback Policy (the “MPLX Officer Compensation Clawback Policy”) that consolidates:
•MPLX’s Existing Clawback Provisions; and
•The new mandatory clawback provisions required by the NYSE listing standards.
The provisions in the MPLX LP Officer Compensation Clawback Policy are in addition to any clawback provisions under Section 304 of the Sarbanes-Oxley Act of 2002. The above summary of the MPLX LP Officer Compensation Clawback Policy is qualified in its entirety by reference to the full text of the MPLX LP Officer Compensation Clawback Policy, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2023.
MPC maintains a similar clawback policy that applies to the compensation it awards our NEOs under the MPC ACB and LTI programs.
Compensation Risk Assessment
The independent members of our Board regularly review our policies and practices in compensating our service providers (including both executive officers and non-executives, if any) as they relate to our risk management profile. At the most recent review of our compensation program, our independent directors concluded that any risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on MPLX.
Compensation Committee Interlocks and Insider Participation
Because we are a limited partnership, we are not required to have a compensation committee. Compensation matters are determined by the MPLX Committee, comprised of our independent directors. Compensation matters for 2023 were determined by Ms. Breves and Messrs. Helms, Peiffer, Sandman, Semple, Stice and Surma. No member of the MPLX Committee was at any time during 2023 an officer or employee of MPLX or had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act. Mr. Peiffer previously served as our President from 2012 until his retirement in 2014. Mr. Semple previously served as our Vice Chairman from December 2015 until his retirement in October 2016. See Item 10. Directors, Executive Officers and Corporate Governance - Director Independence and Qualifications for more information about our independent directors. Our Chairman, President and CEO, Mr. Hennigan, who is also an executive officer and director of MPC, provides input to the MPLX Committee on compensation matters. During 2023, none of our other executive officers served on the board of directors or compensation committee of any other entity that has an executive officer serving as a member of the MPLX Committee or the Board.

COMPENSATION COMMITTEE REPORT
Our independent directors have reviewed and discussed the Compensation Discussion and Analysis for 2023 with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023.
Christine S. Breves
Christopher A. Helms
Garry L. Peiffer
Frank M. Semple
J. Michael Stice
John P. Surma
EXECUTIVE COMPENSATION TABLES
2023 SUMMARY COMPENSATION TABLE
The following table provides information regarding compensation for our 2023 NEOs for the years shown:

Name and Principal Position		Salary	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)

Michael J. Hennigan Chairman, President and CEO	2023	1,737,809	16,200,864	4,688,700	741,763	685,356	24,054,492
	2022	1,675,343	13,925,769	4,376,800	595,747	714,873	21,288,532
	2021	1,600,000	14,186,189	4,416,300	450,102	532,615	21,185,206
John J. Quaid Executive Vice President and CFO*	2023	626,465	1,813,533	824,900	167,547	113,813	3,546,258
	2022	593,836	1,591,599	675,800	39,327	112,516	3,013,078
	2021	558,333	1,008,821	694,400	89,216	81,896	2,432,666
Suzanne Gagle General Counsel*	2023	745,123	2,901,619	974,300	325,976	141,589	5,088,607
	2022	722,603	2,728,389	939,700	47,848	141,793	4,580,333
	2021	700,000	2,837,299	966,100	22,791	137,789	4,663,979
Gregory S. Floerke Executive Vice President and Chief Operating Officer	2023	612,685	1,571,827	704,700	186,873	109,762	3,185,847
	2022	582,603	1,477,916	664,600	103,263	110,700	2,939,082
	2021	560,000	1,387,178	676,200	109,955	105,058	2,838,391
Shawn M. Lyon Senior Vice President Logistics and Storage	2023	550,617	1,450,727	653,600	237,649	123,112	3,015,705
* Effective January 1, 2024, Mr. Quaid ceased service as our Executive Vice President and CFO to accept a position as MPC’s Executive Vice President and CFO. Effective January 5, 2024, Ms. Gagle retired following more than 30 years of service to MPC.

Salary shows the actual amount earned during the year. See "2023 Base Salary” on page 126 for additional information on base salaries for 2023.
Stock Awards reflect the aggregate grant date fair value of LTI awarded in the year indicated, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). MPC’s Compensation Committee awards LTI to our NEOs based on intended target values, which reflect established compensation valuation methodologies that differ in some respects from the FASB ASC Topic 718 methodologies. See “2023 Long-Term Incentive Compensation Program” beginning on page 129 for additional information about the intended target values for the 2023 LTI awards to our NEOs. For assumptions used to determine the values of these awards as shown in this table, see the “Grant Date Fair Value” note accompanying the “2023 Grants of Plan-Based Awards” table below; Item 8. Financial St atements and Supplementary Data - Note 26 to MPC’s Annual Report on Form 10-K for the year ended December 31, 2023; and Item 8. Financial Statements and Supplementary Data - Note 2 of this report.
MPC PSUs are included in this column at their target value because target was determined to be the probable outcome for the applicable performance period at the time of grant of each award, consistent with the accounting treatment under GAAP. The maximum grant date value of the PSUs granted in 2023, assuming the highest level of performance achieved, is: Mr. Hennigan, $21,486,749; Mr. Quaid, $2,405,248; Ms. Gagle, $3,848,264; Mr. Floerke, $2,084,615; Mr. Lyon, $1,924,132.
Non-Equity Incentive Plan Compensation reflects the total ACB award earned for the year indicated, paid the following year. See “2023 Annual Cash Bonus Program” beginning on page 126 for additional information on payouts under this program for 2023.
Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects the annual change in actuarial present value of accumulated benefits under MPC’s retirement plans. See “Post-Employment Benefits for 2023” below for more information about the defined benefit plans and the assumptions used to calculate these amounts. No deferred compensation earnings are reported as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.
All Other Compensation aggregates MPC’s contributions to defined contribution plans and the limited perquisites MPC offers to our NEOs, which are described in more detail in “Other Benefits” beginning on page 130.

Name	Personal Use of Company Aircraft ($)	Company Physicals ($)	Tax and Financial Planning ($)	Security ($)	Company Contributions to Defined Contribution Plans ($)	Other ($)	Total All Other Compensation ($)

Hennigan	226,951	4,503	15,000	4,893	428,864	5,145	685,356
Quaid	—	4,503	15,000	—	91,366	2,944	113,813
Gagle	—	4,503	15,000	—	118,244	3,842	141,589
Floerke	—	4,503	15,000	—	89,620	639	109,762
Lyon	24,867	4,503	15,000	—	76,059	2,683	123,112
“Personal Use of Company Aircraft” reflects MPC’s aggregate incremental cost of personal use of company aircraft by our NEOs, their spouses or other guests for 2023. MPC determines the incremental cost for personal use of its aircraft based on the variable costs to operate the aircraft, including incremental aircraft fleet maintenance, but excluding fixed costs that do not change based on usage, such as pilot compensation and the purchase and lease of aircraft. MPC believes this method provides a reasonable estimate of its incremental cost. No income tax assistance or gross-ups are provided for personal use of company aircraft. See “Other Benefits” beginning on page 130 for additional information regarding personal use of MPC aircraft by our NEOs.
“Company Contributions to Defined Contribution Plans” reflects MPC’s contributions under its tax-qualified retirement plans and related nonqualified deferred compensation plans. See “Post-Employment Benefits for 2023” and “2023 Nonqualified Deferred Compensation” below for more information.
“Other” reflects MPC’s aggregate incremental cost for company-sponsored activities at off-site Board meetings and the provision of certain digital protection services.

2023 GRANTS OF PLAN-BASED AWARDS
The following table provides information regarding all MPC and MPLX plan-based awards, including cash-based incentive awards and equity-based awards, granted to our NEOs in 2023.

Name	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Hennigan	MPC ACB		—	2,887,500	5,775,000
MPC RSUs		3/1/2023							21,601	2,790,633
MPC PSUs		3/1/2023				32,401	64,802	129,604		10,743,375
MPLX Phantom Units		3/1/2023							77,345	2,666,856
Quaid	MPC ACB		—	508,000	1,016,000
MPC RSUs		3/1/2023							2,418	312,381
MPC PSUs		3/1/2023				3,627	7,254	14,508		1,202,624
MPLX Phantom Units		3/1/2023							8,658	298,528
Gagle	MPC ACB		—	600,000	1,200,000
MPC RSUs		3/1/2023							3,869	499,836
MPC PSUs		3/1/2023				5,803	11,606	23,212		1,924,132
MPLX Phantom Units		3/1/2023							13,853	477,651
Floerke	MPC ACB		—	434,000	868,000
MPC RSUs		3/1/2023							2,096	270,782
MPC PSUs		3/1/2023				3,144	6,287	12,574		1,042,307
MPLX Phantom Units		3/1/2023							7,504	258,738
Lyon	MPC ACB		—	402,500	805,000
MPC RSUs		3/1/2023							1,934	249,853
MPC PSUs		3/1/2023				2,902	5,803	11,606		962,066
MPLX Phantom Units		3/1/2023							6,926	238,808
Approval Dates. The MPC RSUs and PSUs granted on March 1, 2023, were approved by MPC’s Compensation Committee on January 26, 2023. The MPLX phantom units granted on March 1, 2023, were approved by the MPLX Committee on January 26, 2023.
MPC RSUs generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPC common stock. Unvested RSUs accrue dividend equivalents, which are paid on the scheduled vesting dates. Holders of unvested RSUs do not have voting rights.
MPC PSUs generally vest following a 36-month performance period and are settled 100% in cash. Unvested PSUs do not accrue dividends or dividend equivalents and do not have voting rights. The target PSUs shown reflect the target dollar value of each award divided by the MPC common stock 30-day average closing price prior to the grant date. The threshold, which is the minimum possible payout, is achieved when the relative PSU TSR percentile achieved is 30th, resulting in a payout percentage of 50%. Performance below this threshold would result in a payout of 0%. The maximum payout percentage is 200% of target. MPC PSUs are described in further detail under “2023 Long-Term Incentive Compensation Program” beginning on page 129.
MPLX Phantom Units generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPLX common units. Distribution equivalents accrue on the phantom unit awards and are paid on the scheduled vesting dates. Holders of unvested phantom units have no voting rights.
Grant Date Fair Value reflects the total grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718. The MPC RSU value is based on the MPC common stock closing price ($129.19) on the grant date, or the prior business day if the grant date did not fall on a business day. The MPC PSU value is $165.7877 per unit, using a Monte Carlo valuation model. The MPLX phantom unit value is based on the MPLX common unit closing price ($34.48) on the grant date, or the prior business day if the grant date did not fall on a business day.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2023.

		Stock Awards
Name		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Hennigan	MPC	55,164	8,184,131	159,690	47,383,216
	MPLX	151,988	5,580,999	—	—
Quaid	MPC	5,880	872,357	18,099	5,370,335
	MPLX	16,576	608,671	—	—
Gagle	MPC	10,506	1,558,670	30,197	8,960,054
	MPLX	28,622	1,051,000	—	—
Floerke	MPC	5,546	822,805	16,357	4,853,449
	MPLX	51,682	1,897,763	—	—
Lyon	MPC	5,026	745,657	9,031	2,679,678
	MPLX	6,644	243,968	—	—
Number of Shares or Units of Stock That Have Not Vested reflect the number of unvested MPC RSUs and MPLX phantom units held on December 31, 2023. MPC RSUs and MPLX phantom units generally vest in equal installments on the first, second and third anniversaries of the grant date.

	MPC RSUs			MPLX Phantom Units
Name	Grant Date	Number of RSUs That Have Not Vested (#)	Vesting Date	Grant Date	Number of Phantom Units That Have Not Vested (#)	Vesting Date

Hennigan	3/1/2021	14,191	3/1/2024	3/1/2021	29,808	3/1/2024
	3/1/2022	20,240	3/1/2024, 3/1/2025	3/1/2022	47,943	3/1/2024, 3/1/2025
	3/1/2023	20,733	3/1/2024, 3/1/2025, 3/1/2026	3/1/2023	74,237	3/1/2024, 3/1/2025, 3/1/2026
		55,164			151,988
Quaid	3/1/2021	1,052	3/1/2024	3/1/2021	2,209	3/1/2024
	3/1/2022	2,410	3/1/2024, 3/1/2025	3/1/2022	5,709	3/1/2024, 3/1/2025
	3/1/2023	2,418	3/1/2024, 3/1/2025, 3/1/2026	3/1/2023	8,658	3/1/2024, 3/1/2025, 3/1/2026
		5,880			16,576
Gagle	3/1/2021	2,836	3/1/2024	3/1/2021	5,959	3/1/2024
	3/1/2022	3,961	3/1/2024, 3/1/2025	3/1/2022	9,382	3/1/2024, 3/1/2025
	3/1/2023	3,709	3/1/2024, 3/1/2025, 3/1/2026	3/1/2023	13,281	3/1/2024, 3/1/2025, 3/1/2026
		10,506			28,622
Floerke	3/1/2021	1,387	3/1/2024	12/18/2015	36,476	Upon termination without cause*
	3/1/2022	2,148	3/1/2024, 3/1/2025	3/1/2021	2,914	3/1/2024
	3/1/2023	2,011	3/1/2024, 3/1/2025, 3/1/2026	3/1/2022	5,089	3/1/2024, 3/1/2025
		5,546		3/1/2023	7,203	3/1/2024, 3/1/2025, 3/1/2026
					51,682
Lyon	3/1/2021	1,019	3/1/2024	3/1/2023	6,644	3/1/2024, 3/1/2025, 3/1/2026
	3/1/2022	2,152	3/1/2024, 3/1/2025		6,644
	3/1/2023	1,855	3/1/2024, 3/1/2025, 3/1/2026
		5,026

* In the event of Mr. Floerke’s termination of employment for any reason other than for cause, the MPLX phantom units he received as part of his retention award in 2015 will become payable.
Market Value of Shares or Units of Stock That Have Not Vested reflects the aggregate value of all unvested MPC RSUs and MPLX phantom units held on December 31, 2023, using the MPC closing common stock price ($148.36) and the MPLX closing common unit price ($36.72) on December 29, 2023, the last trading day of the year.
Equity Incentive Plan Awards That Have Not Vested reflects the number of unvested MPC PSUs held on December 31, 2023. PSUs generally vest following a 36-month performance period.

Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Period	Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Period

Hennigan	3/1/2022	94,888	1/1/2022 - 12/31/2024	Floerke	3/1/2022	10,070	1/1/2022 - 12/31/2024
	3/1/2023	64,802	1/1/2023 - 12/31/2025		3/1/2023	6,287	1/1/2023 - 12/31/2025
		159,690				16,357
Quaid	3/1/2022	10,845	1/1/2022 - 12/31/2024	Lyon	3/1/2022	3,228	1/1/2022 - 12/31/2024	*
	3/1/2023	7,254	1/1/2023 - 12/31/2025		3/1/2023	5,803	1/1/2023 - 12/31/2025
		18,099				9,031
Gagle	3/1/2022	18,591	1/1/2022 - 12/31/2024
	3/1/2023	11,606	1/1/2023 - 12/31/2025
		30,197

* While PSUs granted to our NEOs generally vest following completion of the 36-month performance period, the PSUs granted to Mr. Lyon in 2022, prior to promotion into his current role, vest in equal installments on the first, second and third anniversaries of the grant date.

Market Value of Equity Incentive Plan Awards That Have Not Vested reflects the aggregate value of all unvested MPC PSUs held on December 31, 2023, calculated using the MPC closing common stock price ($148.36) on December 29, 2023, the last trading day of the year, and an assumed payout of 200% per unit, which is the next higher performance achievement that exceeds the performance for these awards measured as of December 31, 2023.
Nonforfeitability of Certain Awards. Each NEO (other than Mr. Quaid) is eligible for an Approved Separation, under which certain of their outstanding MPC RSUs, MPC PSUs and MPLX phantom units would become nonforfeitable should they resign under certain conditions, as further discussed below under “Potential Payments Upon Termination or Change in Control—Voluntary Termination—Approved Separation.” Effective January 5, 2024, Ms. Gagle retired pursuant to an Approved Separation.
When certain awards become nonforfeitable, applicable taxes are immediately due. So the participants do not have an out-of-pocket expense for these awards that have not yet distributed, the award is instead reduced to cover the tax obligation. These awards continue to be reflected in the tables above as they remain subject to distribution on their original vesting dates; however, the portions used to pay any associated taxes have been excluded from these tables and are instead included in the “Option Exercises and Stock Vested in 2023” table below.
OPTION EXERCISES AND STOCK VESTED IN 2023
The following table provides information regarding MPC stock options exercised by our NEOs in 2023, as well as MPC RSUs and MPLX phantom units vested in 2023.

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Hennigan	MPC	—	—	123,100	15,390,720
	MPLX	—	—	64,220	2,224,592
Quaid	MPC	13,241	936,103	3,150	398,538
	MPLX	—	—	6,392	220,780
Gagle	MPC	120,040	9,792,510	7,212	916,446
	MPLX	—	—	14,543	503,499
Floerke	MPC	8,189	803,103	3,665	465,812
	MPLX	—	—	7,420	256,910
Lyon	MPC	8,086	1,021,089	4,650	613,460
	MPLX	—	—	282	10,324

Option Awards: Value Realized on Exercise reflects the actual pre-tax gain realized by our NEOs upon exercise of stock options, which is the fair market value of the shares at exercise less the per share grant price. No stock options have been granted since 2020.
Stock Awards: Number of Shares/Units Acquired on Vesting includes the following numbers of shares/units used to pay the taxes associated with the vesting of certain awards held by the NEOs as discussed further under “Outstanding Equity Awards at

2023 Fiscal Year-End”: Mr. Hennigan, 868 MPC RSUs, 3,108 MPLX phantom units; Ms. Gagle, 160 MPC RSUs, 572 MPLX phantom units; Mr. Floerke, 85 RSUs, 301 MPLX phantom units; Mr. Lyon, 79 MPC RSUs, 282 MPLX phantom units.
Stock Awards: Value Realized on Vesting reflects the fair market value of the shares/units on the vesting date.
POST-EMPLOYMENT BENEFITS FOR 2023
2023 Pension Benefits
The following table reflects the actuarial present value of accumulated benefits payable to each of our NEOs under the Retirement Plan (defined below) and the defined benefit portion of the Excess Benefit Plan (defined below) as of December 31, 2023. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Hennigan	Retirement Plan	6.58	209,555	—
	Excess Benefit Plan	6.58	2,542,650	—
Quaid	Retirement Plan	9.58	244,172	—
	Excess Benefit Plan	9.58	617,301	—
Gagle	Retirement Plan	30.67	1,279,708	—
	Excess Benefit Plan	30.67	1,238,779	—
Floerke	Retirement Plan	10.42	237,037	—
	Excess Benefit Plan	10.42	685,768	—
Lyon	Retirement Plan	34.67	1,402,695	—
	Excess Benefit Plan	34.67	619,020	—
Number of Years Credited Service shows the number of years the NEO has participated in each plan. Plan participation service used to calculate each participant’s benefit under the Retirement Plan legacy benefit formula (applicable to Ms. Gagle and Mr. Lyon only) was frozen as of December 31, 2009. Mr. Floerke’s credited service for purposes of the Retirement Plan and Excess Benefit Plan includes 2.42 years of service credited for his employment with a subsidiary of MarkWest Energy Partners, L.P., which MPC acquired in 2015.
Present Value of Accumulated Benefit for the legacy benefit under the Retirement Plan was calculated assuming an 85% lump sum election rate with a lump sum interest rate between 0.25% and 1.75% (based on anticipated year of retirement) and the RP-2000 mortality table, and a 15% annuity election rate with a discount rate of 4.90% and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021, both calculated assuming retirement at age 62 (or current age, if later). See "Retirement Plan" below for more detail on the legacy benefit formula.
The present value of accumulated benefits for the cash balance benefits under the Retirement Plan was calculated assuming retirement at age 62 (or current age, if later), a discount rate of 4.90%, a cash balance interest credit rating of 3.57% in 2023, 4.56% in 2024 and 4.03% in 2025 and beyond, and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021. See "Retirement Plan" below for more detail on the cash balance benefit formula under each plan.
Retirement Plan
MPC’s employees, including our NEOs, participate in the Marathon Petroleum Retirement Plan (“Retirement Plan”), a tax-qualified defined benefit retirement plan primarily designed to provide participants with income after retirement. The Retirement Plan is sponsored by Marathon Petroleum Company LP (“MPC LP”), MPC’s indirect wholly owned subsidiary. Participants in the plan become fully vested upon completing three years of vesting service. Normal retirement age under the plan is 65. The plan has both a “legacy” retirement benefit and a “cash balance” retirement benefit.
Legacy Benefit
Prior to 2010, the monthly benefit was determined under the following legacy benefit formula:

Legacy Monthly Benefit = (1.6% x Monthly Final Average Pay x Years of Participation) – (1.33% x Monthly Estimated Primary Social Security Benefit x Years of Participation)

This formula was amended effective January 1, 2010, to cease future accruals of additional participation years, and as applied to eligible NEOs, cease further compensation updates. No more than 37.5 participation years may be recognized under the formula. Eligible earnings include, but are not limited to, pay for hours worked, pay for allowed hours, military leave allowance, commissions, bonuses and elective deferrals to the Thrift Plan (defined below). Age continues to be updated under the formula.
Under the legacy retirement benefit, a vested participant who is at least age 62 may retire prior to age 65 and receive an unreduced benefit. Ms. Gagle and Mr. Lyon each have vested legacy retirement benefits under the plan that remain subject to reduction as neither executive has reached age 62. Available benefits include various annuity options and a lump sum distribution option. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If an employee retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the legacy benefit formula is reduced as follows:

Age at Retirement	62	61	60	59	58	57	56	55	54	53	52	51	50

Early Retirement Factor	100%	97%	94%	91%	87%	83%	79%	75%	71%	67%	63%	59%	55%

The plan was amended effective August 31, 2022, to allow an active participant who has attained age 59.5 to elect to take an in-service distribution of their legacy retirement benefit on or after December 1, 2022. As of December 31, 2023, no NEO was eligible to elect an in-service distribution.
Cash Balance Benefit
Starting in 2010, benefit accruals are determined under the following cash balance formula:

Cash Balance Annual Benefit = (Annual Compensation x Pay Credit Percentage) + (Account Balance x Interest Credit Rate)

Participants receive pay credit percentages based on the sum of their age and cash balance service:

Participant Points	Fewer than 50 Points	50-69 Points	70 Points or More

Pay Credit Percentage	7%	9%	11%

Annual compensation is limited to $330,000 for 2023 and generally includes wages and salary for time worked, with certain exclusions. Under the cash balance retirement benefit, a vested participant may retire at any age prior to 65 and receive an unreduced benefit. Each NEO has a vested cash balance retirement benefit under the plan that is not subject to reduction upon retirement. Under the cash balance formula, plan participants receive pay credits based on age and cash balance service. For 2023, Messrs. Hennigan, Floerke and Lyon and Ms. Gagle received pay credits equal to 11% of compensation, and Mr. Quaid received a pay credit equal to 9% of compensation. There are no early retirement subsidies under the cash balance formula.
Excess Benefit Plan (Defined Benefit Portion)
The Marathon Petroleum Excess Benefit Plan (“Excess Benefit Plan”), sponsored by MPC LP, is an unfunded nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. This plan generally provides benefits that participants would have otherwise received under the tax-qualified Retirement Plan were it not for Internal Revenue Code limitations. For our NEOs, eligible earnings under the plan include the compensation items shown above for the Retirement Plan, but without regard to any Internal Revenue Code limit, as well as any salary and bonus amounts deferred by the NEO under the Executive Deferred Compensation Plan (defined below).
With respect to Ms. Gagle and Mr. Lyon, who have frozen legacy-type benefits under the plan, eligible earnings for the legacy-type portion were determined using each NEO’s highest consecutive 36-month compensation (exclusive of bonuses) and three highest bonuses earned over the 10-year period up to December 31, 2012. None of our other NEOs have a legacy-type benefit under the plan.
Due to the structure of the frozen MPC legacy benefit formula under the Retirement Plan, the age-related benefit conversion factors used to calculate lump sum benefits under the frozen legacy benefit formula result in a year-to-year decrease in the lump sum benefit for participants generally beginning on or after the age of 59. As a result, if participants choose to continue their employment with MPC after they reach age 59, their lump sum benefit may decline year to year.
The Excess Benefit Plan permits MPC’s Compensation Committee, on a discretionary basis, to extend a lump sum retirement benefit supplement (“Service Benefit”) to individual officers of MPC who have a frozen legacy-type benefit under the plan to offset the age-related erosion (if any) of the frozen legacy-type benefit from age 62 until such officer’s actual retirement date or date of death. An officer must be vested under the Retirement Plan to qualify for the Service Benefit. Each of Ms. Gagle and Mr. Lyon has a frozen legacy-type benefit under the plan; however, MPC’s Compensation Committee has not extended eligibility for this benefit to either of them at this time.

Tax-Qualified Defined Contribution Retirement Plan
The Marathon Petroleum Thrift Plan (“Thrift Plan”), sponsored by MPC LP, is a tax-qualified, defined contribution retirement plan. In general, all of MPC’s employees, including our NEOs, are immediately eligible to participate in the plan. The purpose of the plan is to assist employees in maintaining a steady program of savings to supplement their retirement income and to meet other financial needs.
The Thrift Plan allows eligible employees, such as our NEOs, to make elective deferral contributions to their plan accounts on a pre-tax, after-tax or “Roth” basis from 1% to a maximum of 75% of their plan-considered gross pay, with such gross pay limited to the applicable Internal Revenue Code annual compensation limit ($330,000 for 2023). Eligible employees who are “highly compensated employees” as determined under the Internal Revenue Code, such as our NEOs, may make after-tax contributions to their plan accounts from only 1% to 6% of their plan-considered gross pay limited to the applicable Internal Revenue Code annual compensation limit ($330,000 for 2023). Employer matching contributions are made on such elective deferrals and after-tax contributions at a rate of 117% up to a maximum of 6% of an employee’s plan-considered gross pay. All employee elective deferrals and after-tax contributions, and all employer matching contributions made, are fully vested.
2023 NONQUALIFIED DEFERRED COMPENSATION
The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	MPC Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Hennigan	Deferred Compensation Plan	—	—	863,983	—	5,346,578
	Executive Deferred Compensation Plan	—	406,004	115,057	—	1,119,016
	MPC 2012 Incentive Compensation Plan	—	—	127,722	785,509	103,666
	MPC 2021 Incentive Compensation Plan	—	—	120,050	28,935	149,101
	MPLX LP 2018 Incentive Compensation Plan	—	—	479,849	333,311	695,075
Quaid	Deferred Compensation Plan	—	—	71,529	—	476,373
	Executive Deferred Compensation Plan	—	68,200	29,075	—	208,293
Gagle	Excess Benefit Plan	—	—	5,081	—	113,356
	Deferred Compensation Plan	—	—	23,099	—	412,371
	Executive Deferred Compensation Plan	—	95,078	66,269	—	570,740
	MPC 2012 Incentive Compensation Plan	—	—	10,848	14,128	20,718
	MPC 2021 Incentive Compensation Plan	—	—	22,661	5,638	28,371
	MPLX LP 2018 Incentive Compensation Plan	—	—	90,208	52,912	134,128
Floerke	Deferred Compensation Plan	—	—	98,149	—	515,205
	Executive Deferred Compensation Plan	30,602	66,454	23,044	—	234,269
	MPC 2012 Incentive Compensation Plan	—	—	5,306	6,912	10,133
	MPC 2021 Incentive Compensation Plan	—	—	12,284	3,053	15,385
	MPLX LP 2012 Incentive Compensation Plan	—	—	115,811	—	785,602
	MPLX LP 2018 Incentive Compensation Plan	—	—	47,649	26,673	69,977
Lyon	Deferred Compensation Plan	—	—	2,525	—	128,989
	Executive Deferred Compensation Plan	—	52,893	14,839	—	118,757
	MPC 2021 Incentive Compensation Plan	—	—	4,497	183	4,313
	MPLX LP 2018 Incentive Compensation Plan	—	—	16,622	676	15,946
Executive Contributions are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2023 Summary Compensation Table.”
Company Contributions are also included in the “All Other Compensation” column of the “2023 Summary Compensation Table.”
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
Aggregate Balance at Last Fiscal Year-End. Of the amounts shown, the following amounts have been reported in our Summary Compensation Table for previous years:

	Hennigan	Quaid	Gagle	Floerke

Deferred Compensation Plan	3,366,198	—	191,902	281,099
Executive Deferred Compensation Plan	670,987	124,072	513,620	126,213
Excess Benefit Plan (Defined Contribution Portion)
The Excess Benefit Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Participants receive employer matching contributions equal to the amount they would have otherwise received under the tax-qualified Thrift Plan were it not for Internal Revenue Code limitations.
Defined contribution accruals in the Excess Benefit Plan are credited with interest equal to that paid in a specified investment option of the Thrift Plan, which was 2.00% for the year ended December 31, 2023. All plan distributions are paid in a lump sum following the participant’s separation from service. In general, our NEOs no longer actively participate in the defined contribution portion of the Excess Benefit Plan, and all subsequent year nonqualified employer matching contributions for NEOs now accrue under the Executive Deferred Compensation Plan (defined below).
Deferred Compensation Plan
The Marathon Petroleum Deferred Compensation Plan (“Deferred Compensation Plan”), sponsored by MPC LP, is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Effective January 1, 2021, the plan was generally frozen with respect to any further MPC participant salary and bonus deferrals and additional company contribution credited amounts. Prior to the plan’s freeze, participants could defer up to 20% of their salary and bonus each year in a tax-advantaged manner, with irrevocable deferral elections made in December of each year for amounts to be earned in the following year. The plan credited matching contributions on a participant’s deferrals equal to the match under the Thrift Plan (117% as in effect prior to the plan’s freeze) plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the Thrift Plan. Participants are fully vested in all amounts credited on their behalf under the plan. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants generally receive payment of their plan benefits in a lump sum following separation from service.
Executive Deferred Compensation Plan
The Executive Deferred Compensation Plan, sponsored by MPC LP, is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Participants may defer 5% to 20% (in whole percentage increments) of their base salary and annual bonus each year in a tax-advantaged manner. Deferral elections are made each December for amounts to be earned in the following year and are irrevocable. The plan credits matching contributions on a participant’s deferrals equal to the match under the Thrift Plan plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the Thrift Plan. Participants are fully vested in their deferrals and matching contributions. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants may elect to receive payment of their plan benefits in a lump sum or in annual installments over two to five years on or beginning on a specified date while in service or following separation from service.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table provides information regarding the amount of compensation payable to our NEOs under each specified hypothetical termination scenario, assuming that the applicable termination event occurred on December 31, 2023, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.
Our NEOs would be entitled under each termination scenario to receive their vested benefits that have accrued under our employee and qualified retirement and nonqualified deferred compensation plans. For more information about our retirement and deferred compensation programs, see “Post-Employment Benefits for 2023” and “2023 Nonqualified Deferred Compensation.”
Voluntary Termination
Resignation
Neither we nor MPC generally enter into employment or severance agreements with our NEOs. An NEO who voluntarily resigns is not entitled to a severance payment in most circumstances, is generally only eligible for a bonus under the ACB program if he or she remained employed through the end of the ACB performance period, and will forfeit LTI awards still subject to forfeiture unless provided otherwise in the applicable award agreement.
Approved Separation
Our NEOs generally are eligible for an Approved Separation once they reach age 55 and have at least five years of employment with MPC or its subsidiaries. As of December 31, 2023, each of our NEOs (other than Mr. Quaid) was eligible for an Approved Separation. Effective January 5, 2024, Ms. Gagle, who was both eligible for an Approved Separation and retirement-eligible, as described below, retired pursuant to an Approved Separation.
An NEO who resigns pursuant to an Approved Separation is generally only eligible for a bonus under the ACB program if he or she remained employed through the end of the ACB performance period, unless the NEO is also retirement-eligible, in which case he or she is eligible for a bonus in their year of retirement as discussed below.
Under the terms of their respective award agreements, MPC PSUs, MPC RSUs and MPLX phantom units generally become nonforfeitable upon an eligible NEO’s Approved Separation provided he or she has held the awards at least six months and provided notice at least three months (for awards granted in 2023; six months for awards granted in 2021 and 2022) prior to resignation. MPC’s Compensation Committee may, in its sole discretion, waive this notice requirement. See the tables and accompanying narrative under “Outstanding Equity Awards at 2023 Fiscal Year-End” for more information about these nonforfeitable awards and their respective vesting dates.
Retirement
MPC’s employees, including our NEOs, generally are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2023, Ms. Gagle and Mr. Lyon were retirement eligible.
Retirement-eligible NEOs are eligible for a bonus under the ACB program in their year of retirement. This bonus is determined and paid in the normal course and prorated based on eligible earnings for the performance period.
LTI awards still subject to forfeiture generally are forfeited upon retirement, except in the case of mandatory retirement at age 65, whereupon they vest in full. Payout for MPC PSUs that vest pursuant to mandatory retirement will occur following the full performance cycle based on its certified results.
Involuntary Termination Without Cause or Voluntary Termination With Good Reason
Neither we nor MPC generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated without cause, or who terminates employment with good reason, is eligible for (i) the same termination allowance plan available to all other MPC employees, which would pay an amount between eight and 62 weeks of salary based either on service or salary level, as well as (ii) a bonus under the ACB program determined and paid in the normal course and prorated for service up to the termination date. All unvested LTI awards would be forfeited unless provided otherwise in the applicable award agreement.
Involuntary Termination for Cause
An NEO who is involuntarily terminated for cause will not be entitled to a severance payment or a bonus under the ACB program and will forfeit all unvested LTI awards unless provided otherwise in the applicable award agreement.

Death
In the event of the death of an NEO during the ACB performance period, his or her bonus would be determined and paid in the normal course and prorated based on eligible earnings for the performance period. LTI awards immediately vest in full upon death, with MPC PSUs vesting at the target level.
The following table shows compensation payable to our NEOs (or their beneficiaries), assuming death occurred on December 31, 2023.

Name	MPC RSUs/MPLX Phantom Units Vested ($)(1)(2)	MPC PSUs Vested ($)(1)(3)	Life Insurance Payout ($)	Total ($)

Hennigan	—	—	3,000,000	3,000,000
Quaid	1,481,027	2,685,167	1,200,000	5,366,194
Gagle	—	—	1,460,000	1,460,000
Floerke	—	—	1,180,000	1,180,000
Lyon	470,450	478,906	766,500	1,715,856
(1) LTI amounts in this table reflect the value of equity that would vest on an accelerated basis upon death. Because of their eligibility for an Approved Separation, as discussed above, each NEO (other than Mr. Quaid) holds LTI awards that have become nonforfeitable by their terms. Awards no longer subject to forfeiture are not included in this table. See the tables and accompanying narrative under “Outstanding Equity Awards at 2023 Fiscal Year-End” for more information about these nonforfeitable awards and their respective vesting dates.
(2) Amounts shown are calculated based on the closing prices of MPC common stock ($148.36) and MPLX common units ($36.72) on December 29, 2023, the last trading day of the year.
(3) MPC PSUs would be paid out based on actual performance for the period from the grant date to the date of death, and target performance for the period from the date of death to the end of the performance cycle. Amounts shown are calculated using the PSUs’ target value ($148.36, the closing price of MPC common stock on December 29, 2023, the last trading day of the year).
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
The following table shows the benefits for which our NEOs would be eligible upon a change in control of MPC or MPLX and a Qualified Termination (defined below) with the applicable entity.

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

Benefits under each plan are payable only upon a change in control and a Qualified Termination. A “Qualified Termination” generally occurs when an NEO’s employment with our affiliates and us ends in connection with, or within two years after, a change in control. Exceptions include:
•Separation due to death or disability;
•Termination for cause;
•Termination after age 65; and
•Voluntary termination without good reason (“good reason” includes a material reduction in roles, responsibilities, pay or benefits, or being required to relocate more than 50 miles from one’s current location)
In the event of a change in control and Qualified Termination under both plans, our NEOs would receive benefits under only one plan – whichever provides the greater benefits at that time.
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
The following table shows compensation payable to our NEOs as a direct result of a change in control of MPC and a Qualified Termination, assuming the Qualified Termination occurred on December 31, 2023.

Name	Severance ($)(1)	Life and Health Insurance Benefits ($)	Additional Legacy Pension Benefits ($)(2)	MPC RSUs/MPLX Phantom Units Vested ($)(3)(4)	MPC PSUs Vested ($)(3)(5)	Total ($)

Hennigan	3,547,280	17,642	—	—	—	3,564,922
Quaid	3,988,200	10,973	—	1,481,027	2,685,167	8,165,367
Gagle	5,148,300	11,975	10,932,009	—	—	16,092,284
Floerke	3,888,600	8,673	—	—	—	3,897,273
Lyon	3,330,000	9,583	7,781,448	470,450	478,906	12,070,387
(1) If a Qualified Termination occurs within three years prior to the date the NEO reaches age 65, the NEO’s severance benefit will be limited to a pro rata portion of the benefit. Mr. Hennigan’s benefit shown in this table has been reduced as he is within three years of reaching age 65.
(2) Pension benefits for our NEOs are reflected in the “2023 Pension Benefits” table on page 138. Amounts in this table represent additional pension benefits attributable solely to the legacy benefit formula in the Retirement Plan, further described beginning on page 138. The incremental retirement benefits included in these amounts were calculated using the following assumptions: individual life expectancies using the RP2000 Combined Healthy Table weighted 75% male and 25% female; a discount rate of 0.25% for NEOs who are retirement eligible (taking into account the additional three years of age and service credit) and 0.25% for NEOs who are not retirement eligible; the current lump-sum interest rate for the relevant plans; and a lump-sum form of benefit. Only Ms. Gagle and Mr. Lyon are eligible for this enhanced benefit under the legacy benefit formula as it is applicable only to individuals who participated in the Retirement Plan prior to 2010.
(3) LTI amounts in this table reflect the value of equity that would vest on an accelerated basis as a direct result of a Qualified Termination. Because of their eligibility for an Approved Separation, as discussed above, each NEO (other than Mr. Quaid) holds LTI awards that have become nonforfeitable by their terms. Awards no longer subject to forfeiture are not included in this table. See the tables and accompanying narrative under “Outstanding Equity Awards at 2023 Fiscal Year-End” for more information about these nonforfeitable awards and their respective vesting dates.
(4) Amounts shown are calculated based on the closing prices of MPC common stock ($148.36) and MPLX common units ($36.72) on December 29, 2023, the last trading day of the year.
(5) MPC PSUs would be paid out based on actual performance for the period from the grant date to the change in control date, and target performance for the period from the change in control date to the end of the performance cycle. Amounts shown are calculated using the MPC PSUs’ target value ($148.36, the closing price of MPC common stock on December 29, 2023, the last trading day of the year).
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
Annual Retainers
Our non-employee directors received the following cash and equity retainers for their service on the Board in 2023.

		Annual Total

Cash Retainer	•Paid quarterly in equal installments
	–Board Member	$90,000	(1)

Additional Leadership Cash Retainers	•Paid quarterly in equal installments (in addition to Board Member retainer):
	–Lead Director	$20,000	(2)
	–Audit Committee Chair	$20,000	(2)
	–Conflicts Committee Chair	$20,000	(2)

Conflicts Committee Meeting Fee	•Per meeting, in excess of six meetings	$1,500

Equity Retainer	•Granted quarterly in equal installments, in the form of phantom units •Directors receive distribution equivalents in the form of additional phantom units •Phantom units, including those received as distribution equivalents, are deferred, payable in common units only upon a director’s departure from the Board	$110,000	(3)

(1)	Increased to $100,000 effective October 1, 2023.
(2)	Increased to $25,000 effective October 1, 2023.
(3)	Increased to $125,000 effective October 1, 2023.
2023 Director Compensation Table
The following table shows compensation earned by or paid to our non-employee directors during 2023.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)

Christine S. Breves	92,500	113,750	—	206,250
Christopher A. Helms	128,352	113,750	—	242,102
Garry L. Peiffer	113,750	113,750	4,000	231,500
Dan D. Sandman(1)	36,868	36,868	15,000	88,736
Frank M. Semple	92,500	113,750	—	206,250
J. Michael Stice	92,500	113,750	—	206,250
John P. Surma	92,500	113,750	—	206,250

(1) Retired from the Board effective May 1, 2023.
Fees Earned or Paid in Cash reflect cash retainers earned for Board service in 2023.
Unit Awards reflect the aggregate grant date fair value of phantom units, calculated in accordance with financial accounting standards. Non-employee directors generally received grants each quarter of phantom units valued at $27,500 (for the first three quarters) and $31,250 (for the fourth quarter) based on the closing price of our common units on each grant date. The aggregate number of phantom units in respect of Board service outstanding for each non-employee director as of December 31, 2023 is: Ms. Breves, 3,971; Mr. Helms, 52,547; Mr. Peiffer, 47,784; Mr. Sandman, 0; Mr. Semple, 38,720; Mr. Stice, 31,863; Mr. Surma, 52,547.
All Other Compensation reflects contributions made pursuant to MPC’s matching gifts program, under which non-employee directors may elect to have MPC match up to $10,000 annually of their contributions to certain tax-exempt educational institutions and, beginning in 2024, up to $10,000 annually of their contributions to certain eligible tax-exempt charitable organizations under our employee giving program. The annual limit for each program is applied based on the date of the director’s gift to the institution or charitable organization. The amount shown for Mr. Sandman also includes a $5,000 charitable contribution to the Ohio State University Moritz College of Law Barton Memorial Scholarship Fund in honor of Mr. Sandman following his retirement from the Board.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management
The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of February 1, 2024 by each director and NEO, and by all current directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of February 1, 2024, there were 1,003,498,875 MPLX common units outstanding (including 647,415,452 common units held by MPC and its affiliates) and 362,521,097 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
	MPLX Common Units	MPC Common Stock	MPLX	MPC

Current Directors
Christine S. Breves	4,823	—	*	*
C. Kristopher Hagedorn	13,096	5,480	*	*
Christopher A. Helms	64,399	—	*	*
Maryann T. Mannen	72,196	79,089	*	*
Garry L. Peiffer	117,133	63,394	*	*
Frank M. Semple	536,237	11,061	*	*
J. Michael Stice	39,552	20,599	*	*
John P. Surma	70,169	65,105	*	*
Named Executive Officers
Michael J. Hennigan	316,107	215,161	*	*
John J. Quaid	31,978	30,120	*	*
Suzanne Gagle	67,205	45,837	*	*
Gregory S. Floerke	84,906	29,177	*	*
Shawn M. Lyon	10,742	16,438	*	*
All Current Directors and Executive Officers as a group (14 individuals)	1,389,750	592,802	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.
MPLX Common Unit beneficial ownership amounts include:
•Phantom unit awards, which settle in common units upon a director’s retirement from service on the Board, as follows: Ms. Breves, 4,823; Mr. Helms, 53,399; Mr. Peiffer, 48,636; Mr. Semple, 42,943; Mr. Stice, 38,852; Mr. Surma, 62,669.
•Phantom unit awards, which may be forfeited under certain conditions, as follows: Mr. Hennigan, 151,988; Mr. Quaid, 16,576; Ms. Gagle, 28,622; Mr. Floerke, 51,682; Mr. Lyon, 6,644; Mr. Hagedorn 4,926; Ms. Mannen, 53,735; all other executive officers, 9,028.
•Common units indirectly beneficially held in trust as follows: Mr. Peiffer, 68,497; Mr. Semple, 493,294; Mr. Stice, 700.
MPC Common Stock beneficial ownership amounts include:
•All stock options exercisable within 60 days of February 1, 2024 as follows: all other executive officers, 28,075.
•Shares of common stock indirectly beneficially held in trust as follows: Mr. Peiffer, 63,394; Mr. Surma, 10,000.
•Restricted stock unit awards, which vest upon the director’s retirement from service on the MPC Board, as follows: Mr. Semple, 11,061 Mr. Stice, 20,599; Mr. Surma, 55,105.
•RSUs, which may be forfeited under certain conditions, as follows: Mr. Hennigan, 55,164; Mr. Quaid, 5,880; Ms. Gagle, 10,506; Mr. Floerke, 5,546; Mr. Lyon, 5,026; Mr. Hagedorn, 2,259; Ms. Mannen, 19,569; all other executive officers, 6,329.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2023:

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests

Marathon Petroleum Corporation 539 S. Main Street Findlay, Ohio 45840	647,415,452	64.5%
Percent of Common Units is based on 1,003,498,875 MPLX common units outstanding as of February 1, 2024.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023, with respect to common units that may be issued under the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) and the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	771,401	N/A	14,159,980
Equity compensation plans not approved by security holders	—	—	—
Total	771,401		14,159,980

Number of securities to be issued upon exercise of outstanding options, warrants and rights reflects phantom unit awards granted pursuant to the MPLX 2018 Plan and the MPLX 2012 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2023.
Weighted average exercise price of outstanding options, warrants and rights. There is no exercise price associated with phantom unit awards.
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
Our Relationship with MPC
As of December 31, 2023, MPC owned through its affiliates 647,415,452 of our common units, representing approximately 65% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, various of our officers and directors also serve as officers and/or directors of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2023. Unless the context otherwise requires, references in the following discussion to “we” or “us” refer to our affiliates and us.
Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2023, we distributed to MPC approximately $2,056 million with respect to the common units it holds.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2023 was $2 million.
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
Director Independence
The information appearing under “Director Independence and Qualifications” in Item 10. Directors, Executive Officers and Corporate Governance is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Auditor Independence
Our Audit Committee has considered whether PricewaterhouseCoopers LLP is independent for purposes of providing external audit services to us and has determined that it is.

Auditor Fees
Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2023, and December 31, 2022:

(In thousands)	2023	2022
Audit	$4,931	$5,545
Audit-Related	—	—
Tax	2,006	1,619
All Other	—	7
Total	$6,937	$7,171

Audit fees for the years ended December 31, 2023, and December 31, 2022, were primarily for professional services rendered for the audit of the financial statements and of internal control over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.
Tax fees for the years ended December 31, 2023, and December 31, 2022, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.
All Other fees for the year ended December 31, 2022, were for subscriptions and licenses for online accounting resources provided by PricewaterhouseCoopers LLP.
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
In 2023 and 2022, the Audit Committee pre-approved all audit, audit-related, tax and permissible non-audit services pursuant to this policy and did not use the de minimis exception.

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
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714
4.3	Description of Securities					X
10	Material Contracts
10.1*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.2	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.3	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.4	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.5	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.6*	MPLX LP 2012 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.7	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714
10.8	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.9	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
10.10	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714
10.11	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.12*	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.3	10/30/2017	001-35714
10.13+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.14+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.15	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.16+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.17	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.18*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.19*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.20*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.21	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC.	8-K	10.2	8/1/2019	001-35714
10.22	Fourth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.102	2/28/2020	001-35714
10.23	Fifth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.103	2/28/2020	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.24	Sixth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.2	11/6/2020	001-35714
10.25	Seventh Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.3	8/2/2022	001-35714
10.26	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.	10-Q	10.1	8/3/2020	001-35714
10.27	Terminal Services Agreement, dated as of November 1, 2020, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto.	8-K	10.1	11/5/2020	001-35714
10.28	Amendment to Amended and Restated Transportation Services Agreement, executed as of September 10, 2020, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.3	11/6/2020	001-35714
10.29	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC	10-Q	10.5	11/6/2020	001-35714
10.30*	Form of 2021 MPLX Phantom Unit Award Agreement	10-K	10.105	2/26/2021	001-35714
10.31	Amendment to Amended and Restated Transportation Services Agreement, executed as of February 15, 2021, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.106	2/26/2021	001-35714
10.32	Fourth Amendment to the Terminal Services Agreement, dated as of July 31, 2021, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	11/2/2021	001-35714
10.33*	Form of 2022 MPLX Phantom Unit Award Agreement	10-Q	10.1	5/3/2022	001-35714
10.34	Master Amendment to Transportation Services Agreements, dated as of June 30, 2022, by and among Marathon Petroleum Company LP, Marathon Petroleum Supply and Trading LLC, Marathon Pipe Line LLC and Ohio River Pipe Line LLC	8-K	10.1	7/7/2022	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
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
		8-K	10.1	7/12/2022	001-35714
10.36	First Amendment to Transportation Services Agreement (Garyville Products System), between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-K	10.44	2/23/2023	001-35714
10.37*	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.45	2/23/2023	001-35714
10.38	First Amendment dated as of January 1, 2023 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX and MPC Investment LLC.	10-Q	10.1	5/2/2023	001-35714
10.39	Fifth Amendment to the Terminal Services Agreement, dated as of June 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	8/1/2023	001-35714
10.40	Sixth Amendment to the Terminal Services Agreement, dated as of June 30, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	8/1/2023	001-35714
10.41	Intercompany Assignment Agreement of the Terminal Services Agreement, dated as of May 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.3	8/1/2023	001-35714
10.42	Eighth Amendment to the Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.4	8/1/2023	001-35714
10.43*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms	10-Q	10.1	10/31/2023	001-35714
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
97.1	MPLX LP Officer Compensation Clawback Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 28, 2024	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Kelly D. Wright
Kelly D. Wright Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Michael J. Hennigan	Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP) (principal executive officer)
Michael J. Hennigan

/s/ C. Kristopher Hagedorn	Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP) (principal financial officer)
C. Kristopher Hagedorn

/s/ Kelly D. Wright	Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP) (principal accounting officer)
Kelly D. Wright

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christine S. Breves

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christopher A. Helms

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Maryann T. Mannen

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Garry L. Peiffer

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John J. Quaid

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Frank M. Semple

*	Director of MPLX GP LLC (the general partner of MPLX LP)
J. Michael Stice

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John P. Surma

*    The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Michael J. Hennigan	February 28, 2024
Michael J. Hennigan Attorney-in-Fact