Form 10-Q
period 2024-03-31
MPLX LP
filed 2024-04-30
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

MPLX LP had 1,016,195,695 common units outstanding as of April 26, 2024.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPLX LP,” “MPLX,” “the Partnership,” “we,” “our,” “us,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FCF (a non-GAAP financial measure)	Free Cash Flow
GAAP	Accounting principles generally accepted in the United States of America
G&P	Gathering and Processing segment
L&S	Logistics and Storage segment
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Revenues and other income:
Service revenue	$658	$605
Service revenue - related parties	986	953
Service revenue - product related	95	79
Rental income	60	61
Rental income - related parties	217	202
Product sales	370	420
Product sales - related parties	63	70
Sales-type lease revenue	34	34
Sales-type lease revenue - related parties	121	125
Income from equity method investments	157	134
Other income	45	3
Other income - related parties	40	27
Total revenues and other income	2,846	2,713
Costs and expenses:
Cost of revenues (excludes items below)	371	308
Purchased product costs	369	406
Rental cost of sales	19	20
Rental cost of sales - related parties	4	7
Purchases - related parties	372	361
Depreciation and amortization	317	296
General and administrative expenses	109	89
Other taxes	34	30
Total costs and expenses	1,595	1,517
Income from operations	1,251	1,196
Net interest and other financial costs	235	243
Income before income taxes	1,016	953
Provision for income taxes	1	1
Net income	1,015	952
Less: Net income attributable to noncontrolling interests	10	9
Net income attributable to MPLX LP	1,005	943
Less: Series A preferred unitholders’ interest in net income	10	23
Less: Series B preferred unitholders’ interest in net income	—	5
Limited partners' interest in net income attributable to MPLX LP	$995	$915

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.98	$0.91
Common - diluted	$0.98	$0.91
Weighted average limited partner units outstanding:
Common - basic	1,008	1,001
Common - diluted	1,008	1,001
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income	$1,015	$952
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	1	4
Comprehensive income	1,016	956
Less comprehensive income attributable to:
Noncontrolling interests	10	9
Comprehensive income attributable to MPLX LP	$1,006	$947
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$385	$1,048
Receivables, net	752	823
Current assets - related parties	803	748
Inventories	163	159
Other current assets	36	30
Total current assets	2,139	2,808
Equity method investments	4,343	3,743
Property, plant and equipment, net	19,299	19,264
Intangibles, net	618	654
Goodwill	7,645	7,645
Right of use assets, net	290	264
Noncurrent assets - related parties	1,151	1,161
Other noncurrent assets	976	990
Total assets	36,461	36,529

Liabilities
Accounts payable	132	153
Accrued liabilities	248	300
Current liabilities - related parties	351	360
Accrued property, plant and equipment	166	216
Long-term debt due within one year	1,639	1,135
Accrued interest payable	187	242
Operating lease liabilities	50	45
Other current liabilities	187	173
Total current liabilities	2,960	2,624
Long-term deferred revenue	349	347
Long-term liabilities - related parties	320	325
Long-term debt	18,805	19,296
Deferred income taxes	16	16
Long-term operating lease liabilities	231	211
Other long-term liabilities	133	126
Total liabilities	22,814	22,945
Commitments and contingencies (see Note 16)
Series A preferred units (17 million and 27 million units outstanding)	561	895

Equity
Common unitholders - public (364 million and 356 million units outstanding)	8,997	8,700
Common unitholders - MPC (647 million and 647 million units outstanding)	3,858	3,758
Accumulated other comprehensive loss	(3)	(4)
Total MPLX LP partners’ capital	12,852	12,454
Noncontrolling interests	234	235
Total equity	13,086	12,689
Total liabilities, preferred units and equity	$36,461	$36,529
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating activities:
Net income	$1,015	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	13	17
Depreciation and amortization	317	296
Gain on sales-type leases and equity method investments	(20)	—
Income from equity method investments	(157)	(134)
Distributions from unconsolidated affiliates	180	140
Change in fair value of derivatives	8	(5)
Changes in:
Receivables	95	38
Inventories	(4)	(2)
Accounts payable and accrued liabilities	(115)	(130)
Assets/liabilities - related parties	(46)	44
Right of use assets/operating lease liabilities	(1)	(1)
Deferred revenue	9	3
All other, net	(3)	9
Net cash provided by operating activities	1,291	1,227
Investing activities:
Additions to property, plant and equipment	(255)	(169)
Acquisitions, net of cash acquired	(622)	—
Investments in unconsolidated affiliates	(119)	(51)
Net cash used in investing activities	(996)	(220)
Financing activities:
Long-term debt borrowings	—	1,589
Long-term debt repayments	—	(1,000)
Debt issuance costs	—	(15)
Unit repurchases	(75)	—
Redemption of Series B preferred units	—	(600)
Distributions to noncontrolling interests	(11)	(10)
Distributions to Series A preferred unitholders	(23)	(23)
Distributions to Series B preferred unitholders	—	(21)
Distributions to unitholders and general partner	(853)	(777)
Contributions from MPC	10	8
All other, net	(6)	(3)
Net cash used in financing activities	(958)	(852)
Net change in cash, cash equivalents and restricted cash	(663)	155
Cash, cash equivalents and restricted cash at beginning of period	1,048	238
Cash, cash equivalents and restricted cash at end of period	$385	$393
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2023	$8,700	$3,758	$(4)	$235	$12,689	$895
Net income	355	640	—	10	1,005	10
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	321	—	—	—	321	(321)
Distributions	(303)	(550)	—	(11)	(864)	(23)
Contributions	—	10	—	—	10	—
Other	(1)	—	1	—	—	—
Balance at March 31, 2024	$8,997	$3,858	$(3)	$234	$13,086	$561

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	323	592	5	—	9	929	23
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(275)	(502)	(21)	—	(10)	(808)	(23)
Contributions	—	8	—	—	—	8	—
Other	—	—	—	4	1	5	—
Balance at March 31, 2023	$8,459	$3,388	$—	$(4)	$237	$12,080	$968
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
MPLX’s business consists of two segments based on the nature of services it offers: Logistics and Storage (“L&S”), which relates primarily to crude oil, refined products, other hydrocarbon-based products and renewables; and Gathering and Processing (“G&P”), which relates primarily to natural gas and NGLs. See Note 8 for additional information regarding the operations and results of these segments.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
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
2. Accounting Standards and Disclosure Rules
Recently Adopted
During the first quarter of 2024, we adopted ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The adoption of this ASU did not have a material impact on our financial statements or disclosures.
Not Yet Adopted
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review. Pending the results of the judicial review, the disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We are evaluating the impact these rules will have on our disclosures and monitoring the status of the judicial review.

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

3. Acquisition
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets (“Utica Midstream Acquisition”), which will enhance our position in the Utica basin. Prior to the acquisition, we owned an indirect interest in Ohio Gathering Company L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company L.L.C. (“OCC”) and now own a combined 73 percent interest in OGC, a 100 percent interest in OCC, and a 100 percent interest in a dry gas gathering system in the Utica basin, including 53 miles of gathering pipeline and three dehydration units with a combined capacity of approximately 620 MMcf/d. OGC continues to be accounted for as an equity method investment, as MPLX did not obtain control of OGC as a result of the transaction. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $86 million. OCC was previously accounted for as an equity method investment, and it is now reflected as a consolidated subsidiary within our consolidated financial results. The results for the acquired business are reported within our G&P segment.
The acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The preliminary determination of the fair value includes $518 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a $20 million gain, which is included in Other income within the accompanying consolidated statements of income. The fair value of equity method investments was based on a discounted cash flow model.
4. Investments and Noncontrolling Interests
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		March 31,	March 31,	December 31,
(In millions, except ownership percentages)	VIE	2024	2024	2023
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$168	$171
Illinois Extension Pipeline Company, L.L.C.		35%	236	228
LOOP LLC		41%	316	314
MarEn Bakken Company LLC(1)		25%	535	449
Minnesota Pipe Line Company, LLC		17%	173	174
Whistler Pipeline LLC		38%	206	214
Other(2)	X		291	282
Total L&S			1,925	1,832
G&P
Centrahoma Processing LLC		40%	111	114
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C	X	67%	339	336
MarkWest Utica EMG, L.L.C.	X	58%	692	676
Ohio Gathering Company L.L.C.(3)	X	36%	503	—
Rendezvous Gas Services, L.L.C.	X	78%	127	129
Sherwood Midstream Holdings LLC	X	51%	110	113
Sherwood Midstream LLC	X	50%	496	500
Other			40	43
Total G&P			2,418	1,911
Total			$4,343	$3,743
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system.
(2)    Some investments included within Other have also been deemed to be VIEs.
(3)    We acquired a 36 percent direct interest in OGC in the Utica Midstream Acquisition discussed in Note 3. We also hold a 37 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
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

MPLX’s maximum exposure to loss as a result of its involvement with equity method investments includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2024 and March 31, 2023. See Note 16 for information on our Guarantees related to indebtedness of equity method investees.
5. Related Party Agreements and Transactions
MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.
MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; and reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreements. MPLX also has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and we pay MPC a marketing fee in exchange for assuming the commodity risk. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as various other agreements.
Related Party Loan
MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC. Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2024, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 12.
There was no activity on the MPC Loan Agreement for the three months ended March 31, 2024.
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
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2024 and March 31, 2023, these sales totaled $202 million and $198 million, respectively.
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
For the three months ended March 31, 2024 and March 31, 2023, General and administrative expenses incurred from MPC totaled $73 million and $64 million, respectively.
Some charges incurred under the omnibus, employee service and co-location agreements are related to engineering and construction services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three months ended March 31, 2024 and March 31, 2023, these charges totaled $41 million and $10 million, respectively.

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

(In millions)	March 31, 2024	December 31, 2023
Current assets - related parties
Receivables	$610	$587
Lease receivables	162	149
Prepaid	23	5
Other	8	7
Total	803	748
Noncurrent assets - related parties
Long-term lease receivables	769	789
Right of use assets	227	227
Unguaranteed residual asset	139	126
Long-term receivables	16	19
Total	1,151	1,161
Current liabilities - related parties
MPC loan agreement and other payables(1)	261	278
Deferred revenue	89	81
Operating lease liabilities	1	1
Total	351	360
Long-term liabilities - related parties
Long-term operating lease liabilities	225	226
Long-term deferred revenue	95	99
Total	$320	$325
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of March 31, 2024 or December 31, 2023.
6. Equity
The changes in the number of common units during the three months ended March 31, 2024 are summarized below:

(In units)	Common Units
Balance at December 31, 2023	1,003,498,875
Unit-based compensation awards	135,285
Conversion of Series A preferred units	10,024,831
Units redeemed in unit repurchase program	(1,872,917)
Balance at March 31, 2024	1,011,786,074
Unit Repurchase Program
On August 2, 2022, we announced the board authorization for the repurchase of up to $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued or restarted at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Number of common units repurchased	2	—
Cash paid for common units repurchased(1)	$75	$—
Average cost per unit(1)	$40.04	$—
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of March 31, 2024, we had $771 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
During the three months ended March 31, 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 10 million common units. Approximately 17 million Series A preferred units remain outstanding as of March 31, 2024. Series A preferred unitholders exercised their rights to convert an additional 5 million Series A preferred units into common units subsequent to March 31, 2024, but prior to the date the financial statements were filed.
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
Distributions
On April 23, 2024, MPLX declared a cash distribution for the first quarter of 2024, totaling $864 million, or $0.850 per common unit. This distribution will be paid on May 13, 2024 to common unitholders of record on May 3, 2024. This rate will also be received by Series A preferred unitholders.
Quarterly distributions for 2024 and 2023 are summarized below:

(Per common unit)	2024	2023
March 31,	$0.850	$0.775
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the three months ended March 31, 2024 and March 31, 2023. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2024	2023
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$864	$776
Series A preferred unit distributions	10	23
Series B preferred unit distributions(1)	—	5
Total cash distributions declared	$874	$804
(1)    The three months ended March 31, 2023 includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three months ended March 31, 2024 and March 31, 2023, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2024 and March 31, 2023 were less than 1 million.

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Net income attributable to MPLX LP(1):	$1,005	$943
Less: Distributions declared on Series A preferred units	10	23
Distributions declared on Series B preferred units	—	5
Undistributed earnings allocated to participating securities	3	4
Impact of redemption of Series B preferred units	—	5
Net Income available to common unitholders	$992	$906
Weighted average units outstanding:
Basic	1,008	1,001
Diluted	1,008	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.98	$0.91
Diluted	$0.98	$0.91
(1)    Allocation of net income attributable to MPLX LP assumes all earnings for the period have been distributed based on the distribution priorities applicable to the period.
8. Segment Information
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
Our CODM evaluates the performance of our segments using Segment Adjusted EBITDA. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; and (vii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended March 31,
(In millions)	2024	2023
L&S
Service revenue	$1,067	$1,033
Rental income	224	212
Product related revenue	5	5
Sales-type lease revenue	121	125
Income from equity method investments	89	71
Other income	50	14
Total segment revenues and other income(1)	1,556	1,460
Segment Adjusted EBITDA(2)	1,098	1,026
Capital expenditures	84	68
Investments in unconsolidated affiliates(3)	92	15
G&P
Service revenue	577	525
Rental income	53	51
Product related revenue	523	564
Sales-type lease revenue	34	34
Income from equity method investments	68	63
Other income	35	16
Total segment revenues and other income(1)	1,290	1,253
Segment Adjusted EBITDA(2)	537	493
Capital expenditures	126	123
Investments in unconsolidated affiliates	$27	$36
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $207 million and $170 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Third party revenues for the G&P segment were $1,212 million and $1,166 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(3)    The three months ended March 31, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.
The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended March 31,
(In millions)	2024	2023
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$1,098	$1,026
G&P Segment Adjusted EBITDA	537	493
Total reportable segments	1,635	1,519
Depreciation and amortization(1)	(317)	(296)
Net interest and other financial costs	(235)	(243)
Income from equity method investments	157	134
Distributions/adjustments related to equity method investments	(200)	(153)
Adjusted EBITDA attributable to noncontrolling interests	11	10
Other(2)	(36)	(19)
Net income	$1,015	$952
(1)    Depreciation and amortization attributable to L&S was $130 million and $129 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Depreciation and amortization attributable to G&P was $187 million and $167 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.

9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	March 31, 2024			December 31, 2023
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,842	$4,158	$8,684	$12,779	$4,037	$8,742
G&P	14,852	4,237	10,615	14,606	4,084	10,522
Total	$27,694	$8,395	$19,299	$27,385	$8,121	$19,264
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by fair value hierarchy level.

	March 31, 2024		December 31, 2023
(In millions)	Asset	Liability	Asset	Liability
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	$—	$13	$—	$11
Other noncurrent assets / Other long-term liabilities	—	56	—	50
Total carrying value in Consolidated Balance Sheets	$—	$69	$—	$61
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.66 to $1.61 per gallon with a weighted average of $0.83 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2024	2023
Beginning balance	$(61)	$(61)
Unrealized and realized (loss)/gain included in Net Income(1)	(12)	—
Settlements	4	3
Ending balance	$(69)	$(58)

The amount of total loss for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$(11)	$—
(1)    (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to the purchase of additional ownership interest in existing joint ventures and gathering assets as discussed in Note 3.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, receivables from related parties, lease receivables, lease receivables from related parties, accounts payable, and payables to related parties, approximate fair value. MPLX’s fair value assessment incorporates a variety of considerations, including the duration of the instruments, MPC’s investment-grade credit rating, and the historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 11).

The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	March 31, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$19,206	$20,557	$19,377	$20,547
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
11. Derivatives
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 10. As of March 31, 2024 and December 31, 2023, the estimated fair value of this contract was a liability of $69 million and $61 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2024 and December 31, 2023, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.
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

	Three Months Ended March 31,
(In millions)	2024	2023
Product sales:
Unrealized gain	$—	$2
Product sales derivative gain	—	2
Purchased product costs:
Realized loss	(4)	(3)
Unrealized (loss)/gain	(8)	3
Purchased product cost derivative loss	(12)	—
Total derivative (loss)/gain included in Net income	$(12)	$2

12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2024	December 31, 2023
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	20,657	20,657
Consolidated subsidiaries:
MarkWest	12	12
ANDX	31	31
Finance lease obligations	6	6
Total	20,706	20,706
Unamortized debt issuance costs	(119)	(122)
Unamortized discount	(143)	(153)
Amounts due within one year	(1,639)	(1,135)
Total long-term debt due after one year	$18,805	$19,296
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
There was no activity on the MPLX Credit Agreement during the three months ended March 31, 2024.
Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2024 and 2058 with interest rates ranging from 1.750 percent to 5.650 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest expense	$228	$227
Other financial costs	26	27
Interest income	(15)	(8)
Capitalized interest	(4)	(3)
Net interest and other financial costs	$235	$243

14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31, 2024
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$85	$573	$658
Service revenue - related parties	982	4	986
Service revenue - product related	—	95	95
Product sales	2	368	370
Product sales - related parties	3	60	63
Total revenues from contracts with customers	$1,072	$1,100	2,172
Non-ASC 606 revenue(1)			674
Total revenues and other income			$2,846

	Three Months Ended March 31, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$83	$522	$605
Service revenue - related parties	950	3	953
Service revenue - product related	—	79	79
Product sales	2	418	420
Product sales - related parties	3	67	70
Total revenues from contracts with customers	$1,038	$1,089	2,127
Non-ASC 606 revenue(1)			586
Total revenues and other income			$2,713
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

The tables below reflect the changes in ASC 606 contract balances for the three months ended March 31, 2024 and March 31, 2023:

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2024
Contract assets	$3	$(1)	$—	$2
Long-term contract assets	1	—	—	1
Deferred revenue	59	19	(12)	66
Deferred revenue - related parties	47	27	(20)	54
Long-term deferred revenue	344	2	—	346
Long-term deferred revenue - related parties	$29	$—	$—	$29

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2023
Contract assets	$21	$(5)	$—	$16
Long-term contract assets	1	(1)	—	—
Deferred revenue	57	2	(14)	45
Deferred revenue - related parties	63	32	(26)	69
Long-term deferred revenue	216	15	—	231
Long-term deferred revenue - related parties	25	1	—	26
Contract liabilities	—	1	—	1
Long-term contract liabilities	$2	$(2)	$—	$—
(1)    No significant revenue was recognized related to past performance obligations in the current periods.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2024	$1.5
2025	2.0
2026	1.8
2027	1.7
2028	0.5
2029 and thereafter	0.6
Total estimated revenue on remaining performance obligations	$8.1
As of March 31, 2024, unsatisfied performance obligations included in the Consolidated Balance Sheets are $495 million and will be recognized as revenue as the obligations are satisfied, which is expected to occur over the next 21 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

15. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$278	$270
Income taxes paid	—	1
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	19	19
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventory	(1)	9
Net transfers of property, plant and equipment to lease receivable	25	28
ROU assets obtained in exchange for new operating lease obligations	$34	$2
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2024	2023
Additions to property, plant and equipment	$255	$169
(Decrease)/Increase in capital accruals	(45)	22
Total capital expenditures	$210	$191
16. Commitments and Contingencies
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
Accrued liabilities for remediation totaled $17 million at March 31, 2024 and $19 million December 31, 2023. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.
Other Legal Proceedings
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seeking disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. On November 8, 2023, the District Court of North Dakota granted THPP’s motion to sever and stay the U.S. Government Parties’ counterclaims. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. THPP continues not to operate that portion of the pipeline that crosses the property at issue.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2024, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
•environmental, social and governance, which we refer to as “ESG,” plans and goals, including those related to greenhouse gas emissions and intensity, biodiversity, diversity, equity and inclusion and ESG reporting;
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
•labor and material shortages;
•the timing and ability to obtain necessary regulatory approvals and permits and to satisfy other conditions necessary to complete planned projects or to consummate planned transactions within the expected timeframe, if at all;
•the availability of desirable strategic alternatives to optimize portfolio assets and the ability to obtain regulatory and other approvals with respect thereto;
•political pressure and influence of environmental groups and other stakeholders that are adverse to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products, or renewables;
•the imposition of windfall profit taxes or maximum margin penalties on companies operating in the energy industry in California or other jurisdictions; and
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG goals and targets within the expected timeframe, if at all.
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
Our L&S segment gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products. Additionally, the segment markets refined products. The profitability of pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our terminal operations primarily depends on the throughput volumes at our terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels, the throughput at our terminals and refining logistics assets serve MPC and our fuels distribution services are used solely by MPC. We have various long-term, fee-based commercial agreements related to services provided to MPC. Under these agreements, we receive various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.
Our G&P segment gathers, processes and transports natural gas and transports, fractionates, stores and markets NGLs. NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. G&P segment profitability is affected by prevailing commodity prices primarily as a result of processing at our own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.
Significant Financial and Other Highlights
Significant financial highlights for the three months ended March 31, 2024 and March 31, 2023 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.
Other Highlights
•Returned $951 million of capital to unitholders in the three months ended March 31, 2024, via distributions and unit repurchases.
•Announced a first quarter 2024 distribution of $0.850 per common unit.
•Brought our 200 mmcf/d Harmon Creek ll processing plant online in the Marcellus in response to producer demand.
•Progressed our long-term growth strategy through the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin (“Utica Midstream Acquisition”).
•Additionally, on March 26, 2024, we entered into a definitive agreement to strategically combine the Whistler Pipeline and Rio Bravo Pipeline project in a newly formed joint venture. This will expand our Permian natural gas value chain, increasing our footprint in the region for future growth. The transaction is expected to close in the second quarter of 2024, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.
Succession Planning
As previously disclosed, MPC maintains a mandatory retirement policy that, absent a waiver or extension, requires an executive officer to retire from service to the company coincident with, or immediately following, the first of the month after such executive officer reaches age 65 (the "Policy"). Michael J. Hennigan, President and Chief Executive Officer of our general partner, as well as the Chief Executive Officer of MPC, will reach mandatory retirement on August 1, 2024. Accordingly, the MPC Board of Directors, with a focus on the long-term strategic direction of the company, is engaged in appropriate succession planning activities, including, among other customary steps, the review of succession candidates, as well as consideration of any waiver or extension of the Policy respecting Mr. Hennigan.
Non-GAAP Financial Information
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, adjusted free cash flow (“Adjusted FCF”), and Adjusted FCF after distributions.
Adjusted EBITDA is a financial performance measure used by management, industry analysts, investors, lenders, and rating agencies to assess the financial performance and operating results of our ongoing business operations. Additionally, we believe adjusted EBITDA provides useful information to investors for trending, analyzing and benchmarking our operating results from period to period as compared to other companies that may have different financing and capital structures. We define Adjusted EBITDA as net income adjusted for: (i) provision for income taxes; (ii) net interest and other financial costs; (iii) depreciation and amortization; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) impairment expense; (vii) noncontrolling interests; and (viii) other adjustments, as applicable.
DCF is a financial performance and liquidity measure used by management and by the board of directors of our general partner as a key component in the determination of cash distributions paid to unitholders. We believe DCF is an important financial measure for unitholders as an indicator of cash return on investment and to evaluate whether the partnership is generating sufficient cash flow to support quarterly distributions. In addition, DCF is commonly used by the investment community because the market value of publicly traded partnerships is based, in part, on DCF and cash distributions paid to unitholders. We define DCF as Adjusted EBITDA adjusted for: (i) deferred revenue impacts; (ii) sales-type lease payments, net of income; (iii) adjusted net interest and other financial costs; (iv) net maintenance capital expenditures; (v) equity method investment capital expenditures paid out; and (vi) other adjustments as deemed necessary.
Adjusted FCF and Adjusted FCF after distributions are financial liquidity measures used by management in the allocation of capital and to assess financial performance. We believe that unitholders may use this metric to analyze our ability to manage leverage and return capital. We define Adjusted FCF as net cash provided by operating activities adjusted for: (i) net cash used in investing activities; (ii) cash contributions from MPC; and (iii) cash distributions to noncontrolling interests. We define Adjusted FCF after distributions as Adjusted FCF less base distributions to common and preferred unitholders.
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

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Revenues and other income:
Total revenues and other income	$2,846	$2,713	$133
Costs and expenses:
Cost of revenues (excludes items below)	371	308	63
Purchased product costs	369	406	(37)
Rental cost of sales	19	20	(1)
Rental cost of sales - related parties	4	7	(3)
Purchases - related parties	372	361	11
Depreciation and amortization	317	296	21
General and administrative expenses	109	89	20
Other taxes	34	30	4
Total costs and expenses	1,595	1,517	78
Income from operations	1,251	1,196	55
Net interest and other financial costs	235	243	(8)
Income before income taxes	1,016	953	63
Provision for income taxes	1	1	—
Net income	1,015	952	63
Less: Net income attributable to noncontrolling interests	10	9	1
Net income attributable to MPLX LP	1,005	943	62

Adjusted EBITDA attributable to MPLX LP(1)	1,635	1,519	116
DCF attributable to MPLX(1)	$1,370	$1,268	$102
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net income:
Net income	$1,015	$952	$63
Provision for income taxes	1	1	—
Net interest and other financial costs	235	243	(8)
Income from operations	1,251	1,196	55
Depreciation and amortization	317	296	21
Income from equity method investments	(157)	(134)	(23)
Distributions/adjustments related to equity method investments	200	153	47
Other(1)	35	18	17
Adjusted EBITDA	1,646	1,529	117
Adjusted EBITDA attributable to noncontrolling interests	(11)	(10)	(1)
Adjusted EBITDA attributable to MPLX LP	1,635	1,519	116
Deferred revenue impacts	13	12	1
Sales-type lease payments, net of income	5	4	1
Adjusted net interest and other financial costs(2)	(222)	(217)	(5)
Maintenance capital expenditures, net of reimbursements	(35)	(44)	9
Equity method investment maintenance capital expenditures paid out	(4)	(5)	1
Other	(22)	(1)	(21)
DCF attributable to MPLX LP	1,370	1,268	102
Preferred unit distributions	(10)	(28)	18
DCF attributable to GP and LP unitholders	$1,360	$1,240	$120
(1)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(2)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to GP and LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,291	$1,227	$64
Changes in working capital items	62	48	14
All other, net	3	(9)	12
Loss on extinguishment of debt	—	9	(9)
Adjusted net interest and other financial costs(1)	222	217	5
Other adjustments to equity method investment distributions	20	13	7
Other	48	24	24
Adjusted EBITDA	1,646	1,529	117
Adjusted EBITDA attributable to noncontrolling interests	(11)	(10)	(1)
Adjusted EBITDA attributable to MPLX LP	1,635	1,519	116
Deferred revenue impacts	13	12	1
Sales-type lease payments, net of income	5	4	1
Adjusted net interest and other financial costs(1)	(222)	(217)	(5)
Maintenance capital expenditures, net of reimbursements	(35)	(44)	9
Equity method investment maintenance capital expenditures paid out	(4)	(5)	1
Other	(22)	(1)	(21)
DCF attributable to MPLX LP	1,370	1,268	102
Preferred unit distributions	(10)	(28)	18
DCF attributable to GP and LP unitholders	$1,360	$1,240	$120
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

Three months ended March 31, 2024 compared to three months ended March 31, 2023
Total revenues and other income increased $133 million in the first quarter of 2024 compared to the same period of 2023. The increase was driven by rate escalations, increased income due to higher throughput from our equity method investments, an increase of $23 million as a result of the consolidation of MarkWest Torñado GP, L.L.C. (“Torñado”) in December 2023 (the “Torñado Acquisition”), and a $43 million increase in Other Income related to business interruption insurance proceeds and a gain related to an equity method investment acquisition. Offsetting these increases were decreases in product sales revenue of $41 million, primarily related to lower NGL prices, and lower pipeline throughput during the first quarter of 2024.
Cost of revenues increased $63 million in the first quarter of 2024 compared to the same period of 2023. This increase is attributable to higher operating costs and repairs and maintenance costs of $42 million in addition to $14 million of incremental costs related to the consolidation of Torñado in December 2023.
Purchased product costs decreased $37 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes of $23 million and lower NGL prices of $18 million.
Depreciation and amortization increased $21 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition, as well as other assets placed in service subsequent to the first quarter of 2023.
General and administrative expenses increased $20 million in the first three months of 2024 compared to the same period of 2023, due to increased contractor services costs and higher employee costs from MPC.
Segment Results
We classify our business in the following reportable segments: L&S and G&P. We evaluate the performance of our segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; and (vii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
The tables below present information about Segment Adjusted EBITDA for the reported segments for the three months ended March 31, 2024 and March 31, 2023.

L&S Segment
First Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Service revenue	$1,067	$1,033	$34
Rental income	224	212	12
Product related revenue	5	5	—
Sales-type lease revenue	121	125	(4)
Income from equity method investments	89	71	18
Other income	50	14	36
Total segment revenues and other income	1,556	1,460	96
Cost of revenues	141	135	6
Purchases - related parties	267	244	23
Depreciation and amortization	130	129	1
General and administrative expenses	66	49	17
Other taxes	20	19	1
Total costs and expenses	624	576	48

Segment Adjusted EBITDA	1,098	1,026	72
Capital expenditures	84	68	16
Investments in unconsolidated affiliates(1)	$92	$15	$77
(1)    The three months ended March 31, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, to fund our share of a debt repayment by the joint venture.
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Service revenue increased $34 million in the first quarter of 2024 compared to the same period of 2023. This was primarily driven by $58 million of higher pipeline tariff rates, partially offset by a $22 million decrease related to lower pipeline throughput.
Rental income increased $12 million in the first quarter of 2024 compared to the same period of 2023. This was primarily driven by refining logistics fee escalations.
Income from equity method investments increased $18 million in the first quarter of 2024 compared to the same period of 2023. This was primarily driven by increased throughput on equity method investment pipeline systems.
Other income increased $36 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to business interruption insurance proceeds and changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024.
Purchases - related parties increased $23 million in the first quarter of 2024 compared to the same period of 2023, primarily due to changes in presentation driven by modification of an agreement with MPC and increased employee costs from MPC.
General and administrative expenses increased $17 million in the first three months of 2024 compared to the same period of 2023, due to increased contractor services costs and increased costs from MPC, primarily higher employee costs.

L&S Operating Data

	Three Months Ended March 31,
	2024	2023
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,462	3,642
Product pipelines	1,831	1,988
Total pipelines	5,293	5,630

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.03	$0.93
Product pipelines	1.00	0.85
Total pipelines	$1.02	$0.90

Terminal throughput (mbpd)	2,930	3,091

Marine Assets (number in operation)(2)
Barges	313	298
Towboats	29	23
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

G&P Segment
First Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Service revenue	$577	$525	$52
Rental income	53	51	2
Product related revenue	523	564	(41)
Sales-type lease revenue	34	34	—
Income from equity method investments	68	63	5
Other income	35	16	19
Total segment revenues and other income	1,290	1,253	37
Cost of revenues	253	200	53
Purchased product costs	369	406	(37)
Purchases - related parties	105	117	(12)
Depreciation and amortization	187	167	20
General and administrative expenses	43	40	3
Other taxes	14	11	3
Total costs and expenses	971	941	30

Segment Adjusted EBITDA	537	493	44
Capital expenditures	126	123	3
Investments in unconsolidated affiliates	$27	$36	$(9)
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Service revenue increased $52 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to higher volumes and higher throughput fee rates across all regions of $46 million in addition to an increase of $23 million driven by incremental revenues from the consolidation of Torñado in December 2023.
Product related revenue decreased $41 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to lower NGL prices across all regions of $45 million and lower NGL volumes in the Southwest of $20 million, partially offset by higher NGL volumes in the Rockies and Bakken of $26 million.
Income from equity method investments increased $5 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to higher volumes and higher throughput fee rates in the Utica and Marcellus of $13 million, partially offset by a $10 million decrease from the consolidation of operations as a result of the consolidation of Torñado in December 2023.
Other income increased $19 million in the first quarter of 2024 compared to the same period of 2023 primarily due to a gain on an equity method investment in the first quarter of 2024.
Cost of revenues increased $53 million in the first quarter of 2024 compared to the same period of 2023. This increase is attributable to higher operating costs and repairs and maintenance costs in the Marcellus, Rockies and Southwest of $42 million in addition to an increase of $14 million as a result of the consolidation of Torñado in December 2023.
Purchased product costs decreased $37 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes in the Southwest of $23 million and lower NGL prices in the Southwest of $18 million.

Purchases - related parties decreased $12 million in the first quarter of 2024 compared to the same period of 2023. The decrease is attributable to lower pricing in the Rockies partially offset by increased employee costs from MPC.
Depreciation and amortization increased $20 million in the first quarter of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023, as well as other assets placed in service subsequent to the first quarter of 2023.
G&P Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,493	1,363	1,493	1,363
Utica Operations	—	—	2,286	2,460
Southwest Operations	1,601	1,381	1,601	1,816
Bakken Operations	183	156	183	156
Rockies Operations	562	442	663	564
Total gathering throughput	3,839	3,342	6,226	6,359

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,325	4,045	5,926	5,553
Utica Operations	—	—	777	494
Southwest Operations	1,629	1,401	1,629	1,720
Southern Appalachia Operations	221	230	221	230
Bakken Operations	183	154	183	154
Rockies Operations	635	454	635	454
Total natural gas processed	6,993	6,284	9,371	8,605

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	553	533	553	533
Utica Operations(3)	—	—	44	28
Southern Appalachia Operations	11	10	11	10
Bakken Operations	19	19	19	19
Rockies Operations	5	3	5	3
Total C2 + NGLs fractionated(4)	588	565	632	593
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
(4)    Purity ethane makes up approximately 255 mbpd and 246 mbpd of MPLX LP consolidated total fractionated products for the three months ended March 31, 2024 and March 31, 2023, respectively. Purity ethane makes up approximately 264 mbpd and 253 mbpd of MPLX LP Operated total fractionated products for the three months ended March 31, 2024 and March 31, 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.09	$2.77
C2 + NGL Pricing ($ per gallon)(1)	$0.74	$0.77
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.
Seasonality
The volume of crude oil and refined products transported and stored utilizing our assets is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. The majority of effects of seasonality on the L&S segment’s revenues are mitigated through the use of capacity-based agreements and minimum volume commitments.
In our G&P segment, we experience minimal impacts from seasonal fluctuations which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. Overall, our exposure to the seasonality fluctuations is limited due to the nature of our fee-based business.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $385 million at March 31, 2024 and $1,048 million at December 31, 2023. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$1,291	$1,227
Investing activities	(996)	(220)
Financing activities	(958)	(852)
Total	$(663)	$155
Net cash provided by operating activities increased $64 million in the first three months of 2024 compared to the same period of 2023, primarily due to improved results from operations during the first three months of 2024 compared to the same period of 2023.
Net cash used in investing activities increased $776 million in the first three months of 2024 compared to the same period of 2023, primarily due to the Utica Midstream Acquisition in the first quarter of 2024, as well as higher capital spending. The first quarter of 2024 also reflects higher contributions to equity method investments including a $92 million contribution to Dakota Access to fund our share of a scheduled debt repayment by the joint venture.
Net cash used in financing activities increased $106 million in the first three months of 2024 compared to the same period of 2023. The increase was primarily due to the return of capital to unitholders through the unit repurchase program during the first three months of 2024, as well as higher distributions paid to unitholders of $55 million during the first three months of 2024 compared to the same period of 2023, as a result of the 10 percent increase in our base distribution effective for the third quarter of 2023.

Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities(1)	$1,291	$1,227
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(996)	(220)
Contributions from MPC	10	8
Distributions to noncontrolling interests	(11)	(10)
Adjusted FCF	294	1,005
Distributions paid to common and preferred unitholders	(876)	(821)
Adjusted FCF after distributions	$(582)	$184
(1)    The three months ended March 31, 2024 and March 31, 2023 include working capital builds of $62 million and $48 million, respectively.
(2)    The three months ended March 31, 2024 includes the impact of $622 million, net of cash acquired, related to the Utica Midstream Acquisition and a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.
Debt and Liquidity Overview
Our intention is to maintain an investment-grade credit profile. As of March 31, 2024, the credit ratings on our senior unsecured debt were as follows:

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
Our liquidity totaled $3.9 billion at March 31, 2024 consisting of:

	March 31, 2024
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			385
Total liquidity			$3,885
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
MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of March 31, 2024, we were in compliance with such covenants.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Number of common units repurchased	2	—
Cash paid for common units repurchased(1)	$75	$—
Average cost per unit(1)	$40.04	$—
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of March 31, 2024, we had $771 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
During the three months ended March 31, 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 10 million common units. Approximately 17 million Series A preferred units remain outstanding as of March 31, 2024. Series A preferred unitholders exercised their rights to convert an additional 5 million Series A preferred units into common units subsequent to March 31, 2024, but prior to the date the financial statements were filed.
Distributions
On April 23, 2024, MPLX declared a cash distribution for the first quarter of 2024, totaling $864 million, or $0.850 per common unit. This distribution will be paid on May 13, 2024 to common unitholders of record on May 3, 2024. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.
The allocation of total cash distributions is as follows for the three months ended March 31, 2024 and March 31, 2023. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Distribution declared:
Limited partner units - public	$314	$274
Limited partner units - MPC	550	502
Total LP distribution declared	864	776
Series A preferred units	10	23
Series B preferred units(1)	—	5
Total distribution declared	$874	$804

Quarterly cash distributions declared per limited partner common unit	$0.850	$0.775
(1)    The three months ended March 31, 2023 includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.

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
MPLX’s initial capital investment plan for 2024 is $1.1 billion, net of reimbursements, which includes growth capital of $950 million and maintenance capital of $150 million. The capital outlook excludes a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt. The contribution reduced our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement on April 1, 2024 when Dakota Access made its scheduled debt payment. Growth capital expenditures and investments in affiliates during the three months ended March 31, 2024 were primarily for gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.
Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2024	2023
Capital expenditures:
Growth capital expenditures	$165	$139
Growth capital reimbursements	(21)	(33)
Investments in unconsolidated affiliates	119	51
Capitalized interest	(4)	(3)
Total growth capital expenditures(1)	259	154
Maintenance capital expenditures	45	52
Maintenance capital reimbursements	(10)	(8)
Total maintenance capital expenditures	35	44

Total growth and maintenance capital expenditures	294	198
Investments in unconsolidated affiliates(2)	(119)	(51)
Growth and maintenance capital reimbursements(3)	31	41
Decrease/(Increase) in capital accruals	45	(22)
Capitalized interest	4	3
Additions to property, plant and equipment(2)	$255	$169
(1)    Total growth capital expenditures exclude $622 million of acquisitions, net of cash acquired, for the three months ended March 31, 2024.
(2)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(3)    Growth capital reimbursements are generally included in changes in deferred revenue within operating activities in the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.
Contractual Cash Obligations
As of March 31, 2024, our contractual cash obligations included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2024, there were no material changes to our contractual obligations outside the ordinary course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to guarantees that are described in Note 16 of the unaudited consolidated financial statements and indemnities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.

Transactions with Related Parties
As of March 31, 2024, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewable diesel, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended March 31,
	2024	2023
Total revenues and other income	49%	50%
Total costs and expenses	27%	27%
For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 5 to the unaudited consolidated financial statements in this report.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. There have been no material changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Estimates
As of March 31, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2024, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three months ended March 31, 2024 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2023.
Outstanding Derivative Contracts and Sensitivity Analysis
See Notes 10 and 11 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivative instruments, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

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

(In millions)	Fair Value as of March 31, 2024(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2024(3)
Outstanding debt
Fixed-rate	$19,206	$1,507	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2024.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2024.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of March 31, 2024.
At March 31, 2024, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2024, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
1/1/2024-1/31/2024	—	$—	—	$846
2/1/2024-2/29/2024	609,120	39.40	609,120	$822
3/1/2024-3/31/2024	1,263,797	40.36	1,263,797	$771
Total	1,872,917	$40.04	1,872,917
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes any commissions paid to brokers during the period.
(2)On August 2, 2022, we announced the board authorization for the repurchase of up to $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date.
(3)The maximum dollar value remaining has been reduced by the payment of any commissions paid to brokers during the relevant period.
Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Form of 2024 MPLX Phantom Unit Award Agreement					X
10.2	Seventh Amendment to the Terminal Services Agreement, dated as of January 31, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: April 30, 2024	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)