Form 10-Q
period 2024-06-30
MPLX LP
filed 2024-08-06
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

MPLX LP had 1,020,584,538 common units outstanding as of July 31, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Revenues and other income:
Service revenue	$683	$635	$1,341	$1,240
Service revenue - related parties	1,050	971	2,036	1,924
Service revenue - product related	84	60	179	139
Rental income	64	59	124	120
Rental income - related parties	211	203	428	405
Product sales	388	376	758	796
Product sales - related parties	50	34	113	104
Sales-type lease revenue	34	33	68	67
Sales-type lease revenue - related parties	120	125	241	250
Income from equity method investments	325	145	482	279
Other income	6	18	51	21
Other income - related parties	37	31	77	58
Total revenues and other income	3,052	2,690	5,898	5,403
Costs and expenses:
Cost of revenues (excludes items below)	384	348	755	656
Purchased product costs	376	354	745	760
Rental cost of sales	20	20	39	40
Rental cost of sales - related parties	5	9	9	16
Purchases - related parties	388	357	760	718
Depreciation and amortization	320	310	637	606
General and administrative expenses	107	89	216	178
Other taxes	33	28	67	58
Total costs and expenses	1,633	1,515	3,228	3,032
Income from operations	1,419	1,175	2,670	2,371
Net interest and other financial costs	231	233	466	476
Income before income taxes	1,188	942	2,204	1,895
Provision for income taxes	2	—	3	1
Net income	1,186	942	2,201	1,894
Less: Net income attributable to noncontrolling interests	10	9	20	18
Net income attributable to MPLX LP	1,176	933	2,181	1,876
Less: Series A preferred unitholders’ interest in net income	5	23	15	46
Less: Series B preferred unitholders’ interest in net income	—	—	—	5
Limited partners' interest in net income attributable to MPLX LP	$1,171	$910	$2,166	$1,825

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.15	$0.91	$2.13	$1.81
Common - diluted	$1.15	$0.91	$2.13	$1.81
Weighted average limited partner units outstanding:
Common - basic	1,019	1,001	1,013	1,001
Common - diluted	1,020	1,001	1,014	1,001
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$1,186	$942	$2,201	$1,894
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	1	4
Comprehensive income	1,186	942	2,202	1,898
Less comprehensive income attributable to:
Noncontrolling interests	10	9	20	18
Comprehensive income attributable to MPLX LP	$1,176	$933	$2,182	$1,880
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,501	$1,048
Receivables, net	747	823
Current assets - related parties	748	748
Inventories	168	159
Other current assets	32	30
Total current assets	4,196	2,808
Equity method investments	4,373	3,743
Property, plant and equipment, net	19,186	19,264
Intangibles, net	585	654
Goodwill	7,645	7,645
Right of use assets, net	282	264
Noncurrent assets - related parties	1,160	1,161
Other noncurrent assets	975	990
Total assets	38,402	36,529

Liabilities
Accounts payable	127	153
Accrued liabilities	246	300
Current liabilities - related parties	344	360
Accrued property, plant and equipment	172	216
Long-term debt due within one year	2,827	1,135
Accrued interest payable	252	242
Operating lease liabilities	50	45
Other current liabilities	208	173
Total current liabilities	4,226	2,624
Long-term deferred revenue	344	347
Long-term liabilities - related parties	325	325
Long-term debt	19,245	19,296
Deferred income taxes	16	16
Long-term operating lease liabilities	225	211
Other long-term liabilities	135	126
Total liabilities	24,516	22,945
Commitments and contingencies (see Note 16)
Series A preferred units (6 million and 27 million units outstanding)	202	895

Equity
Common unitholders - public (374 million and 356 million units outstanding)	9,392	8,700
Common unitholders - MPC (647 million and 647 million units outstanding)	4,062	3,758
Accumulated other comprehensive loss	(3)	(4)
Total MPLX LP partners’ capital	13,451	12,454
Noncontrolling interests	233	235
Total equity	13,684	12,689
Total liabilities, preferred units and equity	$38,402	$36,529
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Operating activities:
Net income	$2,201	$1,894
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	27	29
Depreciation and amortization	637	606
Deferred income taxes	—	(1)
Gain on sales-type leases and equity method investments	(20)	—
Loss/(gain) on disposal of assets	1	(13)
Income from equity method investments	(482)	(279)
Distributions from unconsolidated affiliates	377	331
Change in fair value of derivatives	10	(18)
Changes in:
Receivables	117	54
Inventories	(9)	(7)
Current accounts payable and other current assets and liabilities	(55)	(84)
Assets/liabilities - related parties	29	123
Right of use assets/operating lease liabilities	—	2
Deferred revenue	13	35
All other, net	10	(8)
Net cash provided by operating activities	2,856	2,664
Investing activities:
Additions to property, plant and equipment	(468)	(432)
Acquisitions, net of cash acquired	(622)	—
Disposal of assets	—	18
Investments - acquisitions and contributions	(154)	(77)
- redemptions, repayments, return of capital and sales proceeds	134	—
Net cash used in investing activities	(1,110)	(491)
Financing activities:
Long-term debt borrowings	1,630	1,589
Long-term debt repayments	(1)	(1,001)
Debt issuance costs	(14)	(15)
Unit repurchases	(150)	—
Redemption of Series B preferred units	—	(600)
Distributions to noncontrolling interests	(22)	(19)
Distributions to Series A preferred unitholders	(33)	(46)
Distributions to Series B preferred unitholders	—	(21)
Distributions to unitholders and general partner	(1,717)	(1,553)
Contributions from MPC	18	13
All other, net	(4)	(3)
Net cash used in financing activities	(293)	(1,656)
Net change in cash, cash equivalents and restricted cash	1,453	517
Cash, cash equivalents and restricted cash at beginning of period	1,048	238
Cash, cash equivalents and restricted cash at end of period	$2,501	$755
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2023	$8,700	$3,758	$(4)	$235	$12,689	$895
Net income	355	640	—	10	1,005	10
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	321	—	—	—	321	(321)
Distributions	(303)	(550)	—	(11)	(864)	(23)
Contributions	—	10	—	—	10	—
Other	(1)	—	1	—	—	—
Balance at March 31, 2024	$8,997	$3,858	$(3)	$234	$13,086	$561
Net income	425	746	—	10	1,181	5
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	354	—	—	—	354	(354)
Distributions	(314)	(550)	—	(11)	(875)	(10)
Contributions	—	8	—	—	8	—
Other	5	—	—	—	5	—
Balance at June 30, 2024	$9,392	$4,062	$(3)	$233	$13,684	$202

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	323	592	5	—	9	929	23
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(275)	(502)	(21)	—	(10)	(808)	(23)
Contributions	—	8	—	—	—	8	—
Other	—	—	—	4	1	5	—
Balance at March 31, 2023	$8,459	$3,388	$—	$(4)	$237	$12,080	$968
Net income	322	588	—	—	9	919	23
Distributions	(274)	(502)	—	—	(9)	(785)	(23)
Contributions	—	5	—	—	—	5	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2023	$8,508	$3,480	$—	$(4)	$237	$12,221	$968
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

3. Acquisitions and Other Transactions
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively, the “Whistler Joint Venture Transaction”). As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in Income from equity method investments on the accompanying consolidated statements of income and the return of capital is included in Investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying consolidated statements of cash flows.
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

4. Investments and Noncontrolling Interests
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		June 30,	June 30,	December 31,
(In millions, except ownership percentages)	VIE	2024	2024	2023
L&S
Andeavor Logistics Rio Pipeline LLC	X	67%	$167	$171
Illinois Extension Pipeline Company, L.L.C.		35%	233	228
LOOP LLC		41%	315	314
MarEn Bakken Company LLC(1)		25%	533	449
Minnesota Pipe Line Company, LLC		17%	172	174
WPC Parent, LLC(2)		30%	232	214
Other(3)	X		300	282
Total L&S			1,952	1,832
G&P
Centrahoma Processing LLC		40%	111	114
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C	X	67%	340	336
MarkWest Utica EMG, L.L.C.	X	58%	709	676
Ohio Gathering Company L.L.C.(4)	X	36%	496	—
Rendezvous Gas Services, L.L.C.	X	78%	125	129
Sherwood Midstream Holdings LLC	X	51%	107	113
Sherwood Midstream LLC	X	50%	492	500
Other			41	43
Total G&P			2,421	1,911
Total			$4,373	$3,743
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(2)    Reflects the dilution of MPLX’s ownership interest in Whistler Pipeline, LLC and the formation of a new entity, WPC Parent, LLC, as discussed in Note 3. The carrying value at June 30, 2024 represents our ownership in WPC Parent, LLC, and the carrying value at December 31, 2023 represents our ownership interest in Whistler Pipeline, LLC.
(3)    Some investments included within Other have also been deemed to be VIEs.
(4)    We acquired a 36 percent direct interest in OGC in the Utica Midstream Acquisition discussed in Note 3. We also hold a 37 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2024 and June 30, 2023. See Note 16 for information on our guarantees related to equity method investees.
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
During the second quarter of 2024, MPC exercised a five-year renewal option pursuant to the terms of an existing terminal services agreement with an initial term ending on March 31, 2026, with the term of the agreement now extending to 2031.The agreement includes both revenue and lease components. As a result of this renewal, minimum future rental payments on non-cancellable operating leases have increased $696 million, and minimum future undiscounted lease payment receipts under sales-type leases have increased $90 million. Future performance obligations for the revenue component of the agreement include variable consideration that is not required to be estimated.
Related Party Loan
MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC. Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement was renewed on July 31, 2024 and is now scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 12.
There was no activity on the MPC Loan Agreement for the six months ended June 30, 2024.
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
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2024, these sales totaled $182 million and $384 million, respectively. For the three and six months ended June 30, 2023, these sales totaled $150 million and $348 million, respectively.
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
For the three and six months ended June 30, 2024, General and administrative expenses incurred from MPC totaled $71 million and $144 million, respectively. For the three and six months ended June 30, 2023, General and administrative expenses incurred from MPC totaled $61 million and $125 million, respectively.
Some charges incurred under the omnibus, employee service and co-location agreements are related to engineering and construction services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and six months ended June 30, 2024, these charges totaled $39 million and $80 million, respectively. For the three and six months ended June 30, 2023, these charges totaled $18 million and $28 million, respectively.
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

(In millions)	June 30, 2024	December 31, 2023
Current assets - related parties
Receivables	$570	$587
Lease receivables	164	149
Prepaid	14	5
Other	—	7
Total	748	748
Noncurrent assets - related parties
Long-term lease receivables	769	789
Right of use assets	226	227
Unguaranteed residual asset	141	126
Long-term receivables	24	19
Total	1,160	1,161
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	255	278
Deferred revenue	88	81
Operating lease liabilities	1	1
Total	344	360
Long-term liabilities - related parties
Long-term operating lease liabilities	225	226
Long-term deferred revenue	100	99
Total	$325	$325
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of June 30, 2024 or December 31, 2023.
6. Equity
The changes in the number of common units during the six months ended June 30, 2024 are summarized below:

(In units)	Common Units
Balance at December 31, 2023	1,003,498,875
Unit-based compensation awards	135,285
Conversion of Series A preferred units	21,078,998
Units redeemed in unit repurchase program	(3,697,856)
Balance at June 30, 2024	1,021,015,302
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

Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	2	—	4	—
Cash paid for common units repurchased(1)	$75	$—	$150	$—
Average cost per unit(1)	$41.10	$—	$40.56	$—
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of June 30, 2024, we had $696 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
During the three and six months ended June 30, 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 11 million common units and 21 million common units, respectively. Approximately 6 million Series A preferred units remain outstanding as of June 30, 2024.
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
Distributions
On July 30, 2024, MPLX declared a cash distribution for the second quarter of 2024, totaling $868 million, or $0.850 per common unit. This distribution will be paid on August 16, 2024 to common unitholders of record on August 9, 2024. This rate will also be received by Series A preferred unitholders.
Quarterly distributions for 2024 and 2023 are summarized below:

(Per common unit)	2024	2023
March 31,	$0.850	$0.775
June 30,	0.850	0.775
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the three and six months ended June 30, 2024 and June 30, 2023. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$868	$776	$1,732	$1,552
Series A preferred unit distributions	5	23	15	46
Series B preferred unit distributions(1)	—	—	—	5
Total cash distributions declared	$873	$799	$1,747	$1,603
(1)    The six months ended June 30, 2023 includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three and six months ended June 30, 2024 and June 30, 2023, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2024 and June 30, 2023 were less than 1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Net income attributable to MPLX LP(1):	$1,176	$933	$2,181	$1,876
Less: Distributions declared on Series A preferred units	5	23	15	46
Distributions declared on Series B preferred units	—	—	—	5
Undistributed earnings allocated to participating securities	4	4	7	8
Impact of redemption of Series B preferred units	—	—	—	5
Net Income available to common unitholders	$1,167	$906	$2,159	$1,812
Weighted average units outstanding:
Basic	1,019	1,001	1,013	1,001
Diluted	1,020	1,001	1,014	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.15	$0.91	$2.13	$1.81
Diluted	$1.15	$0.91	$2.13	$1.81
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

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
L&S
Service revenue	$1,142	$1,060	$2,209	$2,093
Rental income	219	210	443	422
Product related revenue	4	3	9	8
Sales-type lease revenue	120	125	241	250
Income from equity method investments	260	82	349	153
Other income	30	18	80	32
Total segment revenues and other income(1)	1,775	1,498	3,331	2,958
Segment Adjusted EBITDA(2)	1,129	1,022	2,227	2,048
Capital expenditures	103	110	187	178
Investments in unconsolidated affiliates(3)	1	1	93	16
G&P
Service revenue	591	546	1,168	1,071
Rental income	56	52	109	103
Product related revenue	518	467	1,041	1,031
Sales-type lease revenue	34	33	68	67
Income from equity method investments	65	63	133	126
Other income	13	31	48	47
Total segment revenues and other income(1)	1,277	1,192	2,567	2,445
Segment Adjusted EBITDA(2)	524	509	1,061	1,002
Capital expenditures	106	143	232	266
Investments in unconsolidated affiliates	$34	$25	$61	$61
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $376 million and $583 million for the three and six months ended June 30, 2024, respectively, and $187 million and $357 million for the three and six months ended June 30, 2023, respectively. Third party revenues for the G&P segment were $1,208 million and $2,420 million for the three and six months ended June 30, 2024, respectively, and $1,139 million and $2,305 million for the three and six months ended June 30, 2023, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(3)    The six months ended June 30, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.
The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$1,129	$1,022	$2,227	$2,048
G&P Segment Adjusted EBITDA	524	509	1,061	1,002
Total reportable segments	1,653	1,531	3,288	3,050
Depreciation and amortization(1)	(320)	(310)	(637)	(606)
Net interest and other financial costs	(231)	(233)	(466)	(476)
Income from equity method investments	325	145	482	279
Distributions/adjustments related to equity method investments	(218)	(190)	(418)	(343)
Adjusted EBITDA attributable to noncontrolling interests	11	10	22	20
Other(2)	(34)	(11)	(70)	(30)
Net income	$1,186	$942	$2,201	$1,894
(1)    Depreciation and amortization attributable to L&S was $131 million and $261 million for the three and six months ended June 30, 2024, respectively, and $140 million and $269 million for the three and six months ended June 30, 2023, respectively. Depreciation and amortization attributable to G&P was $189 million and $376 million for the three and six months ended June 30, 2024, respectively, and $170 million and $337 million for the three and six months ended June 30, 2023, respectively.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.

9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	June 30, 2024			December 31, 2023
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$12,923	$4,279	$8,644	$12,779	$4,037	$8,742
G&P	14,935	4,393	10,542	14,606	4,084	10,522
Total	$27,858	$8,672	$19,186	$27,385	$8,121	$19,264
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by fair value hierarchy level.

	June 30, 2024		December 31, 2023
(In millions)	Asset	Liability	Asset	Liability
Commodity contracts (Level 2)
Other current assets / Other current liabilities	$—	$2	$—	$—
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	—	12	—	11
Other noncurrent assets / Other long-term liabilities	—	57	—	50
Total carrying value in Consolidated Balance Sheets	$—	$71	$—	$61
Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane under certain percent-of-proceeds and keep-whole arrangements. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.67 to $1.58 per gallon with a weighted average of $0.85 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$(69)	$(58)	$(61)	$(61)
Unrealized and realized (loss)/gain included in Net Income(1)	(3)	3	(15)	3
Settlements	3	2	7	5
Ending balance	$(69)	$(53)	$(69)	$(53)

The amount of total loss for the period included in earnings attributable to the change in unrealized (loss)/gain relating to liabilities still held at end of period	$(4)	$3	$(14)	$3
(1)    (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to the Whistler Joint Venture Transaction and the purchase of additional ownership interest in existing joint ventures and gathering assets as discussed in Note 3.

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
The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	June 30, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$20,693	$22,198	$19,377	$20,547
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
11. Derivatives
As of June 30, 2024, MPLX had the following outstanding commodity contracts that were executed to manage the price risk associated with sales of propane under certain percent-of-proceeds and keep-whole arrangements during 2024. Any gains or losses on these contracts are recorded in earnings through Product sales in the Consolidated Statements of Income:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity
Propane (gal)	Short	28,904,000
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 10. As of June 30, 2024 and December 31, 2023, the estimated fair value of this contract was a liability of $69 million and $61 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2024 and December 31, 2023, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Product sales:
Unrealized (loss)/gain	$(2)	$8	$(2)	$10
Product sales derivative (loss)/gain	(2)	8	(2)	10
Purchased product costs:
Realized loss	(3)	(2)	(7)	(5)
Unrealized gain/(loss)	—	5	(8)	8
Purchased product cost derivative (loss)/gain	(3)	3	(15)	3
Total derivative (loss)/gain included in Net income	$(5)	$11	$(17)	$13

12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2024	December 31, 2023
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	22,307	20,657
Consolidated subsidiaries:
MarkWest	12	12
ANDX	31	31
Finance lease obligations	6	6
Total	22,356	20,706
Unamortized debt issuance costs	(132)	(122)
Unamortized discount	(152)	(153)
Amounts due within one year	(2,827)	(1,135)
Total long-term debt due after one year	$19,245	$19,296
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
There was no activity on the MPLX Credit Agreement during the six months ended June 30, 2024.
Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2024 and 2058 with interest rates ranging from 1.750 percent to 5.650 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due 2034 (the “2034 Senior Notes”) in an underwritten public offering. The 2034 Senior Notes were offered at a price to the public of 98.778 percent of par, with interest payable semi-annually in arrears, commencing on December 1, 2024. MPLX intends to use the net proceeds from the issuance of the 2034 Senior Notes to repay, redeem, or otherwise retire some or all of (i) MPLX’s outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024, (ii) MarkWest’s outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (iii) MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025, and in the interim may use such net proceeds for general partnership purposes.
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest expense	$238	$230	$466	$457
Other financial costs	16	14	42	41
Interest income	(18)	(7)	(33)	(15)
Capitalized interest	(5)	(4)	(9)	(7)
Net interest and other financial costs	$231	$233	$466	$476

14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30, 2024
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$100	$583	$683
Service revenue - related parties	1,042	8	1,050
Service revenue - product related	—	84	84
Product sales	1	387	388
Product sales - related parties	3	47	50
Total revenues from contracts with customers	$1,146	$1,109	2,255
Non-ASC 606 revenue(1)			797
Total revenues and other income			$3,052

	Three Months Ended June 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$92	$543	$635
Service revenue - related parties	968	3	971
Service revenue - product related	—	60	60
Product sales	—	376	376
Product sales - related parties	3	31	34
Total revenues from contracts with customers	$1,063	$1,013	2,076
Non-ASC 606 revenue(1)			614
Total revenues and other income			$2,690

	Six Months Ended June 30, 2024
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$185	$1,156	$1,341
Service revenue - related parties	2,024	12	2,036
Service revenue - product related	—	179	179
Product sales	3	755	758
Product sales - related parties	6	107	113
Total revenues from contracts with customers	$2,218	$2,209	4,427
Non-ASC 606 revenue(1)			1,471
Total revenues and other income			$5,898

	Six Months Ended June 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$175	$1,065	$1,240
Service revenue - related parties	1,918	6	1,924
Service revenue - product related	—	139	139
Product sales	2	794	796
Product sales - related parties	6	98	104
Total revenues from contracts with customers	$2,101	$2,102	4,203
Non-ASC 606 revenue(1)			1,200
Total revenues and other income			$5,403
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
The tables below reflect the changes in ASC 606 contract balances for the six months ended June 30, 2024 and June 30, 2023:

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2024
Contract assets	$3	$(1)	$(1)	$1
Long-term contract assets	1	(1)	—	—
Deferred revenue	59	42	(26)	75
Deferred revenue - related parties	47	41	(36)	52
Long-term deferred revenue	344	(3)	—	341
Long-term deferred revenue - related parties	$29	$8	$—	$37

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2023
Contract assets	$21	$(3)	$—	$18
Long-term contract assets	1	—	—	1
Deferred revenue	57	12	(22)	47
Deferred revenue - related parties	63	47	(48)	62
Long-term deferred revenue	216	49	—	265
Long-term deferred revenue - related parties	25	3	—	28
Contract liabilities	—	1	—	1
Long-term contract liabilities	$2	$(2)	$—	$—
(1)    No significant revenue was recognized related to past performance obligations in the current periods.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2024	$1.1
2025	2.0
2026	1.9
2027	1.7
2028	0.6
2029 and thereafter	0.7
Total estimated revenue on remaining performance obligations	$8.0
As of June 30, 2024, unsatisfied performance obligations included in the Consolidated Balance Sheets are $505 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 20 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.
15. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$446	$440
Income taxes paid	2	3
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	38	36
Net cash provided by financing activities included:
Principal payments under finance lease obligations	1	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventory	—	9
Net transfers of property, plant and equipment to lease receivable	61	62
ROU assets obtained in exchange for new operating lease obligations	$34	$18
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2024	2023
Additions to property, plant and equipment	$468	$432
(Decrease)/Increase in capital accruals	(49)	12
Total capital expenditures	$419	$444
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
Accrued liabilities for remediation totaled $16 million at June 30, 2024 and $19 million December 31, 2023. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
MPLX’s maximum exposure to loss for WPC Parent, LLC includes an $82 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2024, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
•environmental, social and governance (“ESG”),” plans and goals, including those related to greenhouse gas emissions and intensity, biodiversity, diversity, equity and inclusion and ESG reporting;
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
•the inability or failure of our joint venture partners to fund their share of operations and development activities;
•the financing and distribution decisions of joint ventures we do not control;
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
Significant Financial and Other Highlights
Significant financial highlights for the three months ended June 30, 2024 and June 30, 2023 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.
Other Highlights
•Returned $949 million and $1,900 million of capital to unitholders in the three and six months ended June 30, 2024, via distributions and unit repurchases.
•Issued $1.65 billion of aggregate principal amount of 5.50 percent senior notes due 2034 (the “2034 Senior Notes”) to be used to repay, redeem, or otherwise retire some or all of certain series of existing senior notes coming due within the next twelve months, and in the interim for general partnership purposes.
•Created a newly formed joint venture to strategically combine the Whistler Pipeline and the Rio Bravo Pipeline project (the “Whistler Joint Venture Transaction”). The combined platform connects Permian supply to incremental LNG export markets and supports the development of additional pipeline projects.
•Announced a second quarter 2024 distribution of $0.850 per common unit.

•Our 200 MMcf/d Preakness ll processing plant began operations in July.
•Announced the acquisition of an additional 20 percent interest in the BANGL natural gas liquids pipeline, bringing our total interest in the pipeline to 45 percent.
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
We believe that the presentation of Adjusted EBITDA, DCF, Adjusted FCF and Adjusted FCF after distributions provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to Adjusted FCF and Adjusted FCF after distributions is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see Results of Operations. For a reconciliation of Adjusted FCF and Adjusted FCF after distributions to their most directly comparable measure calculated and presented in accordance with GAAP, see Liquidity and Capital Resources.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Revenues and other income:
Total revenues and other income	$3,052	$2,690	$362	$5,898	$5,403	$495
Costs and expenses:
Cost of revenues (excludes items below)	384	348	36	755	656	99
Purchased product costs	376	354	22	745	760	(15)
Rental cost of sales	20	20	—	39	40	(1)
Rental cost of sales - related parties	5	9	(4)	9	16	(7)
Purchases - related parties	388	357	31	760	718	42
Depreciation and amortization	320	310	10	637	606	31
General and administrative expenses	107	89	18	216	178	38
Other taxes	33	28	5	67	58	9
Total costs and expenses	1,633	1,515	118	3,228	3,032	196
Income from operations	1,419	1,175	244	2,670	2,371	299
Net interest and other financial costs	231	233	(2)	466	476	(10)
Income before income taxes	1,188	942	246	2,204	1,895	309
Provision for income taxes	2	—	2	3	1	2
Net income	1,186	942	244	2,201	1,894	307
Less: Net income attributable to noncontrolling interests	10	9	1	20	18	2
Net income attributable to MPLX LP	1,176	933	243	2,181	1,876	305

Adjusted EBITDA attributable to MPLX LP(1)	1,653	1,531	122	3,288	3,050	238
DCF attributable to MPLX(1)	$1,404	$1,315	$89	$2,774	$2,583	$191
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$1,186	$942	$244	$2,201	$1,894	$307
Provision for income taxes	2	—	2	3	1	2
Net interest and other financial costs	231	233	(2)	466	476	(10)
Income from operations	1,419	1,175	244	2,670	2,371	299
Depreciation and amortization	320	310	10	637	606	31
Income from equity method investments	(325)	(145)	(180)	(482)	(279)	(203)
Distributions/adjustments related to equity method investments	218	190	28	418	343	75
Other(1)	32	11	21	67	29	38
Adjusted EBITDA	1,664	1,541	123	3,310	3,070	240
Adjusted EBITDA attributable to noncontrolling interests	(11)	(10)	(1)	(22)	(20)	(2)
Adjusted EBITDA attributable to MPLX LP	1,653	1,531	122	3,288	3,050	238
Deferred revenue impacts	8	28	(20)	21	40	(19)
Sales-type lease payments, net of income	8	2	6	13	6	7
Adjusted net interest and other financial costs(2)	(217)	(221)	4	(439)	(438)	(1)
Maintenance capital expenditures, net of reimbursements	(45)	(21)	(24)	(80)	(65)	(15)
Equity method investment maintenance capital expenditures paid out	(3)	(2)	(1)	(7)	(7)	—
Other	—	(2)	2	(22)	(3)	(19)
DCF attributable to MPLX LP	1,404	1,315	89	2,774	2,583	191
Preferred unit distributions	(5)	(23)	18	(15)	(51)	36
DCF attributable to LP unitholders	$1,399	$1,292	$107	$2,759	$2,532	$227
(1)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(2)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,565	$1,437	$128	$2,856	$2,664	$192
Changes in working capital items	(166)	(156)	(10)	(95)	(123)	28
All other, net	(4)	2	(6)	(10)	8	(18)
Loss on extinguishment of debt	—	—	—	—	9	(9)
Adjusted net interest and other financial costs(1)	217	221	(4)	439	438	1
Other adjustments to equity method investment distributions	21	(1)	22	41	12	29
Other	31	38	(7)	79	62	17
Adjusted EBITDA	1,664	1,541	123	3,310	3,070	240
Adjusted EBITDA attributable to noncontrolling interests	(11)	(10)	(1)	(22)	(20)	(2)
Adjusted EBITDA attributable to MPLX LP	1,653	1,531	122	3,288	3,050	238
Deferred revenue impacts	8	28	(20)	21	40	(19)
Sales-type lease payments, net of income	8	2	6	13	6	7
Adjusted net interest and other financial costs(1)	(217)	(221)	4	(439)	(438)	(1)
Maintenance capital expenditures, net of reimbursements	(45)	(21)	(24)	(80)	(65)	(15)
Equity method investment maintenance capital expenditures paid out	(3)	(2)	(1)	(7)	(7)	—
Other	—	(2)	2	(22)	(3)	(19)
DCF attributable to MPLX LP	1,404	1,315	89	2,774	2,583	191
Preferred unit distributions	(5)	(23)	18	(15)	(51)	36
DCF attributable to LP unitholders	$1,399	$1,292	$107	$2,759	$2,532	$227
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Total revenues and other income increased $362 million in the second quarter of 2024 compared to the same period of 2023. The increase was driven by higher pipeline tariffs and higher throughput from equity method investments in the L&S segment, higher NGL prices and volumes within the G&P segment, and incremental revenues from the consolidation of MarkWest Torñado GP, L.L.C. (“Torñado”) in December 2023 (the “Torñado Acquisition”) and the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin (the “Utica Midstream Acquisition”) that was completed in the first quarter of 2024. The 2024 increase also includes a $151 million gain related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
Cost of revenues increased $36 million in the second quarter of 2024 compared to the same period of 2023. The increase is attributable to higher operating costs and repairs and maintenance costs and an increase of $10 million as a result of the consolidation of Torñado in December 2023.
Purchased product costs increased $22 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to higher NGL prices of $34 million partially offset by lower NGL volumes of $15 million.
Purchases - related parties increased $31 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to increased transportation costs in the G&P segment and changes in presentation driven by modification of an agreement with MPC.
General and administrative expenses increased $18 million in the second quarter of 2024 compared to the same period of 2023, due to increased contractor services costs and higher employee costs from MPC.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Total revenues and other income increased $495 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to higher pipeline tariff rates within in the L&S segment, higher volumes and higher throughput fee rates within the G&P segment, and incremental revenues from the consolidation of Torñado in December 2023 and the Utica

Midstream Acquisition that was completed in the first quarter of 2024. The increase also includes a $151 million gain related to the Whistler Joint Venture Transaction, a $25 million benefit from business interruption insurance proceeds and a $20 million gain related to an equity method investment acquisition in the first quarter of 2024. Income from equity method investments also benefited from increased throughput on equity method investment pipeline systems in the 2024 period.
Cost of revenues increased $99 million in the first six months of 2024 compared to the same period of 2023. This was primarily attributable to higher operating costs and repairs and maintenance costs and an increase of $24 million as a result of the consolidation of Torñado in December 2023.
Purchased product costs decreased $15 million in the first six months of 2024 compared to the same period of 2023. The decrease was due to lower NGL volumes of $36 million, partially offset by higher NGL prices of $16 million.
Purchases - related parties increased $42 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to changes in presentation driven by modification of agreements and increased costs from MPC, primarily higher employee costs.
Depreciation and amortization increased $31 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the second quarter of 2023.
General and administrative expenses increased $38 million in the first six months of 2024 compared to the same period of 2023, due to increased contractor services costs and higher employee costs from MPC.
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
The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and six months ended June 30, 2024 and June 30, 2023.

L&S Segment
Second Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Service revenue	$1,142	$1,060	$82	$2,209	$2,093	$116
Rental income	219	210	9	443	422	21
Product related revenue	4	3	1	9	8	1
Sales-type lease revenue	120	125	(5)	241	250	(9)
Income from equity method investments	260	82	178	349	153	196
Other income	30	18	12	80	32	48
Total segment revenues and other income	1,775	1,498	277	3,331	2,958	373
Cost of revenues	158	158	—	299	293	6
Purchases - related parties	282	263	19	549	507	42
Depreciation and amortization	131	140	(9)	261	269	(8)
General and administrative expenses	61	51	10	127	100	27
Other taxes	20	20	—	40	39	1
Total costs and expenses	652	632	20	1,276	1,208	68

Segment Adjusted EBITDA	1,129	1,022	107	2,227	2,048	179
Capital expenditures	103	110	(7)	187	178	9
Investments in unconsolidated affiliates(1)	$1	$1	$—	$93	$16	$77
(1)    The six months ended June 30, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively the “Bakken Pipeline system”) to fund our share of a debt repayment by the joint venture.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Service revenue increased $82 million in the second quarter of 2024 compared to the same period of 2023. This was primarily driven by $51 million of higher pipeline tariff rates, as well as other fee escalations and higher pipeline throughput.
Income from equity method investments increased $178 million in the second quarter of 2024 compared to the same period of 2023. This was primarily driven by a $151 million gain related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction, as well as increased throughput on equity method investment pipeline systems.
Other income increased $12 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024.
Purchases - related parties increased $19 million in the second quarter of 2024 compared to the same period of 2023, primarily due to changes in presentation driven by modification of agreements with MPC.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Service revenue increased $116 million in the first six months of 2024 compared to the same period of 2023. This was primarily driven by $109 million of higher pipeline tariff rates and other fee escalations, partially offset by a $16 million decrease related to lower pipeline throughput.

Rental income increased $21 million in the first six months of 2024 compared to the same period of 2023. This was primarily driven by fee escalations related to our refining logistics assets.
Income from equity methods investments increased $196 million in the first six months of 2024 compared to the same period of 2023. This was primarily driven by a $151 million gain related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction, as well as increased throughput on equity method investment pipeline systems.
Other income increased $48 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to business interruption insurance proceeds and changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024.
Purchases - related parties increased $42 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to changes in presentation driven by modification of agreements with MPC and increased costs from MPC, primarily higher employee costs.
General and administrative expenses increased $27 million in the first six months of 2024 compared to the same period of 2023, primarily due to increased contractor services costs and higher employee costs, including those from MPC.
L&S Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,950	3,834	3,707	3,739
Product pipelines	2,074	2,118	1,953	2,053
Total pipelines	6,024	5,952	5,660	5,792

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$0.99	$0.93	$1.01	$0.93
Product pipelines	0.96	0.81	0.98	0.83
Total pipelines	$0.98	$0.89	$1.00	$0.89

Terminal throughput (mbpd)	3,197	3,180	3,063	3,136

Marine Assets (number in operation)(2)
Barges	312	307	312	307
Towboats	29	27	29	27
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

G&P Segment
Second Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Service revenue	$591	$546	$45	$1,168	$1,071	$97
Rental income	56	52	4	109	103	6
Product related revenue	518	467	51	1,041	1,031	10
Sales-type lease revenue	34	33	1	68	67	1
Income from equity method investments	65	63	2	133	126	7
Other income	13	31	(18)	48	47	1
Total segment revenues and other income	1,277	1,192	85	2,567	2,445	122
Cost of revenues	251	219	32	504	419	85
Purchased product costs	376	354	22	745	760	(15)
Purchases - related parties	106	94	12	211	211	—
Depreciation and amortization	189	170	19	376	337	39
General and administrative expenses	46	38	8	89	78	11
Other taxes	13	8	5	27	19	8
Total costs and expenses	981	883	98	1,952	1,824	128

Segment Adjusted EBITDA	524	509	15	1,061	1,002	59
Capital expenditures	106	143	(37)	232	266	(34)
Investments in unconsolidated affiliates	$34	$25	$9	$61	$61	$—
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Service revenue increased $45 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to $31 million of incremental revenues from the consolidation of Torñado in December 2023 and an increase of $15 million from the Utica Midstream Acquisition that was completed in the first quarter of 2024.
Product related revenue increased $51 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to higher NGL prices across all regions of $42 million and higher NGL sales volumes in the Rockies and Bakken of $30 million, partially offset by lower NGL sales volumes in the Southwest of $11 million.
Other income decreased $18 million in the second quarter of 2024 compared to the same period of 2023 primarily due to a gain on disposal of assets recognized in the second quarter of 2023.
Cost of revenues increased $32 million in the second quarter of 2024 compared to the same period of 2023. This increase is attributable to higher operating costs and repairs and maintenance costs in the Rockies and Southwest of $28 million in addition to an increase of $10 million as a result of the consolidation of Torñado in December 2023. The increase was partially offset by lower operating costs and repairs and maintenance costs in the Marcellus during the second quarter of 2024.
Purchased product costs increased $22 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to higher NGL prices in the Southwest of $34 million partially offset by lower NGL volumes in the Southwest of $15 million.
Purchases - related parties increased $12 million in the second quarter of 2024 compared to the same period of 2023. The increase is attributable to higher transportation costs in the Southwest.

Depreciation and amortization increased $19 million in the second quarter of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the second quarter of 2023.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Service revenue increased $97 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to $54 million of incremental revenues from the consolidation of Torñado in December 2023 and an increase of $15 million from the Utica Midstream Acquisition that was completed in the first quarter of 2024, as well as higher volumes and higher throughput fee rates across the Marcellus, Rockies and Bakken of $58 million. The increases were partially offset by lower volumes in the Southwest.
Product related revenue increased $10 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to higher NGL sales volumes in the Rockies and Bakken of $56 million, partially offset by lower NGL sales volumes in the Southwest of $31 million, lower NGL prices across all regions and changes in the fair value of our propane contracts of $12 million.
Income from equity method investments increased $7 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to higher volumes and higher throughput fee rates in the Utica and Marcellus of $20 million in addition to incremental income from the Utica Midstream Acquisition that was completed in the first quarter of 2024, partially offset by a $19 million decrease from the consolidation of Torñado in December 2023.
Cost of revenues increased $85 million in the first six months of 2024 compared to the same period of 2023. This increase is primarily attributable to higher operating costs and repairs and maintenance costs in the Marcellus, Rockies and Southwest of $64 million in addition to an increase of $24 million as a result of the consolidation of Torñado in December 2023.
Purchased product costs decreased $15 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes in the Southwest of $36 million partially offset by higher NGL prices in the Southwest of $16 million.
Purchases - related parties was flat in the first six months of 2024 compared to the same period of 2023. Lower pricing in the Rockies was offset by higher transportation costs in the Southwest and increased employee costs from MPC.
Depreciation and amortization increased $39 million in the first six months of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the second quarter of 2023.

G&P Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,524	1,321	1,524	1,321
Utica Operations	363	—	2,664	2,326
Southwest Operations	1,589	1,354	1,589	1,768
Bakken Operations	184	160	184	160
Rockies Operations	585	457	653	584
Total gathering throughput	4,245	3,292	6,614	6,159

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,362	4,091	5,951	5,691
Utica Operations	—	—	832	547
Southwest Operations	1,748	1,517	1,748	1,848
Southern Appalachia Operations	218	219	218	219
Bakken Operations	184	159	184	159
Rockies Operations	635	470	635	470
Total natural gas processed	7,147	6,456	9,568	8,934

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	571	520	571	520
Utica Operations(3)	—	—	56	30
Southern Appalachia Operations	12	11	12	11
Bakken Operations	21	18	21	18
Rockies Operations	5	4	5	4
Total C2 + NGLs fractionated(4)	609	553	665	583

	MPLX LP(1)		MPLX LP Operated(2)
	Six Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,508	1,342	1,508	1,342
Utica Operations	181	—	2,475	2,393
Southwest Operations	1,595	1,367	1,595	1,792
Bakken Operations	184	158	184	158
Rockies Operations	574	450	658	574
Total gathering throughput	4,042	3,317	6,420	6,259

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,343	4,068	5,938	5,623
Utica Operations	—	—	805	521
Southwest Operations	1,689	1,460	1,689	1,784
Southern Appalachian Operations	220	225	220	225
Bakken Operations	183	156	183	156
Rockies Operations	635	462	635	462
Total natural gas processed	7,070	6,371	9,470	8,771

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	562	526	562	526
Utica Operations(3)	—	—	50	30
Southern Appalachian Operations	12	11	12	11
Bakken Operations	20	18	20	18
Rockies Operations	5	3	5	3
Total C2 + NGLs fractionated(4)	599	558	649	588
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
(4)    Purity ethane makes up approximately 272 mbpd and 226 mbpd of MPLX LP consolidated total fractionated products for the three months ended June 30, 2024 and June 30, 2023, respectively, and approximately 264 mbpd and 236 mbpd of total fractionated products for the six months ended June 30, 2024 and June 30, 2023, respectively. Purity ethane makes up approximately 293 mbpd and 232 mbpd of MPLX LP Operated total fractionated products for the three months ended June 30, 2024 and June 30, 2023, respectively, and approximately 278 mbpd and 242 mbpd of total fractionated products for the six months ended June 30, 2024 and June 30, 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.34	$2.32	$2.21	$2.54
C2 + NGL Pricing ($ per gallon)(1)	$0.70	$0.63	$0.72	$0.70
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
In our G&P segment, we experience minimal impacts from seasonal fluctuations, which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. Overall, our exposure to the seasonality fluctuations is limited due to the nature of our fee-based business.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $2,501 million at June 30, 2024 and $1,048 million at December 31, 2023. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$2,856	$2,664
Investing activities	(1,110)	(491)
Financing activities	(293)	(1,656)
Total	$1,453	$517
Net cash provided by operating activities increased $192 million in the first six months of 2024 compared to the same period of 2023, primarily due to improved results from operations during the first six months of 2024 compared to the same period of 2023.
Net cash used in investing activities increased $619 million in the first six months of 2024 compared to the same period of 2023, primarily due to the Utica Midstream Acquisition in the first quarter of 2024, as well as higher capital spending. The first six months of 2024 also reflects higher contributions to equity method investments, including a $92 million contribution to Dakota Access to fund our share of a scheduled debt repayment by the joint venture. The increases were partially offset by a $134 million cash distribution received, recorded as a return of capital, in connection with the Whistler Joint Venture Transaction.
Net cash used in financing activities decreased $1,363 million in the first six months of 2024 compared to the same period of 2023. The decrease was primarily due to proceeds from the issuance of $1.65 billion aggregate principal amount of 2034 Senior Notes during the first six months of 2024. This decrease was partially offset by the return of capital to unitholders through the unit repurchase program, as well as higher distributions paid to unitholders of $130 million during the first six months of 2024 compared to the same period of 2023, as a result of the 10 percent increase in our base distribution effective for the third quarter of 2023.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net cash provided by operating activities(1)	$1,565	$1,437	$2,856	$2,664
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(114)	(271)	(1,110)	(491)
Contributions from MPC	8	5	18	13
Distributions to noncontrolling interests	(11)	(9)	(22)	(19)
Adjusted FCF	1,448	1,162	1,742	2,167
Distributions paid to common and preferred unitholders	(874)	(799)	(1,750)	(1,620)
Adjusted FCF after distributions	$574	$363	$(8)	$547
(1)    The three months ended June 30, 2024 and June 30, 2023 include working capital draws of $166 million and $156 million, respectively.
The six months ended June 30, 2024 and June 30, 2023 include working capital draws of $95 million and $123 million, respectively.
(2)    The three and six months ended June 30, 2024 include the impact of a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction. The six months ended June 30, 2024 includes the impact of $622 million, net of cash acquired, related to the Utica Midstream Acquisition and a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.

Debt and Liquidity Overview
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of the 2034 Senior Notes in an underwritten public offering. The 2034 Senior Notes were offered at a price to the public of 98.778 percent of par, with interest payable semi-annually in arrears, commencing on December 1, 2024. MPLX intends to use the net proceeds from the issuance of the 2034 Senior Notes to repay, redeem, or otherwise retire some or all of (i) MPLX’s outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024, (ii) MarkWest’s outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (iii) MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025, and in the interim may use such net proceeds for general partnership purposes.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2024, the credit ratings on our senior unsecured debt were as follows:

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
Our liquidity totaled $6.0 billion at June 30, 2024 consisting of:

	June 30, 2024
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			2,501
Total liquidity			$6,001
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
MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of June 30, 2024, we were in compliance with such covenants.
MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”), which was renewed on July 31, 2024. The MPC Loan Agreement is now scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity.

Equity and Preferred Units Overview
Unit Repurchase Program
On August 2, 2022, we announced the board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued, or restarted at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	2	—	4	—
Cash paid for common units repurchased(1)	$75	$—	$150	$—
Average cost per unit(1)	$41.10	$—	$40.56	$—
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of June 30, 2024, we had $696 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
During the three and six months ended June 30, 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 11 million common units and 21 million common units, respectively. Approximately 6 million Series A preferred units remain outstanding as of June 30, 2024.
Distributions
On July 30, 2024, MPLX declared a cash distribution for the second quarter of 2024, totaling $868 million, or $0.850 per common unit. This distribution will be paid on August 16, 2024 to common unitholders of record on August 9, 2024. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.
The allocation of total cash distributions is as follows for the three and six months ended June 30, 2024 and June 30, 2023. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Distribution declared:
Limited partner units - public	$317	$274	$631	$548
Limited partner units - MPC	551	502	1,101	1,004
Total LP distribution declared	868	776	1,732	1,552
Series A preferred units	5	23	15	46
Series B preferred units(1)	—	—	—	5
Total distribution declared	$873	$799	$1,747	$1,603

Quarterly cash distributions declared per limited partner common unit	$0.850	$0.775	$1.700	$1.550
(1)    The six months ended June 30, 2023 includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to redemption.

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
MPLX’s initial capital investment plan for 2024 is $1.1 billion, net of reimbursements, which includes growth capital of $950 million and maintenance capital of $150 million. The capital outlook excludes a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt, which reduced our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement. Growth capital expenditures and investments in affiliates during the six months ended June 30, 2024 were primarily for gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.
Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2024	2023
Capital expenditures:
Growth capital expenditures	$321	$366
Growth capital reimbursements	(50)	(80)
Investments in unconsolidated affiliates	154	77
Capitalized interest	(8)	(6)
Total growth capital expenditures(1)	417	357
Maintenance capital expenditures	98	78
Maintenance capital reimbursements	(18)	(13)
Capitalized interest	(1)	(1)
Total maintenance capital expenditures	79	64

Total growth and maintenance capital expenditures	496	421
Investments in unconsolidated affiliates(2)	(154)	(77)
Growth and maintenance capital reimbursements(3)	68	93
Decrease/(Increase) in capital accruals	49	(12)
Capitalized interest	9	7
Additions to property, plant and equipment(2)	$468	$432
(1)    Total growth capital expenditures for the six months ended June 30, 2024 exclude $622 million of acquisitions, net of cash acquired, and a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction.
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
Contractual Cash Obligations
As of June 30, 2024, our contractual cash obligations included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2024, our debt obligations increased due to the issuance of the $1.65 billion aggregate principal amount of 2034 Senior Notes, described in Liquidity and Capital Resources - Debt and Liquidity Overview. There were no other material changes to our contractual obligations outside the ordinary course of business.

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
Transactions with Related Parties
As of June 30, 2024, MPC owned our general partner and an approximate 63 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues and other income(1)	50%	50%	50%	50%
Total costs and expenses	27%	27%	27%	27%
(1)    2024 periods exclude gain on dilution of ownership interest related to the Whistler Joint Venture Transaction.
For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 5 to the unaudited consolidated financial statements.
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
Critical Accounting Estimates
As of June 30, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2024, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.

Commodity Price Risk
The information about commodity price risk for the three and six months ended June 30, 2024 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

(In millions)	Fair Value as of June 30, 2024(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2024(3)
Outstanding debt
Fixed-rate	$20,693	$1,574	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2024.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2024.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of June 30, 2024.
At June 30, 2024, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2024 of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
4/1/2024-4/30/2024	530,729	$41.45	530,729	$749
5/1/2024-5/31/2024	548,660	40.55	548,660	$727
6/1/2024-6/30/2024	745,550	41.25	745,550	$696
Total	1,824,939	$41.10	1,824,939
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes any commissions paid to brokers during the relevant period.
(2)On August 2, 2022, we announced the board authorization for the repurchase of up to $1 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date.
(3)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers during the relevant period.
Item 5. Other Information
On July 31, 2024, MPLX and MPC Investment LLC entered into a Second Amendment to the MPC Loan Agreement, which extended the maturity date of the MPC Loan Agreement from July 31, 2024 to July 31, 2029.
Except as provided above, the terms of the MPC Loan Agreement remain materially unchanged. The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
MPC Investment LLC is a wholly owned subsidiary of MPC and the sole member of our general partner. In addition to controlling our general partner, MPC owned approximately 63 percent of the outstanding MPLX common units as of June 30, 2024.
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Eighth Amendment to the Terminal Services Agreement, dated as of April 16, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.2	Second Amendment dated as of July 31, 2024 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 6, 2024	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)