Form 10-Q
period 2024-09-30
MPLX LP
filed 2024-11-05
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

MPLX LP had 1,018,812,097 common units outstanding as of October 31, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Revenues and other income:
Service revenue	$709	$641	$2,050	$1,881
Service revenue - related parties	1,066	1,038	3,102	2,962
Service revenue - product related	86	75	265	214
Rental income	63	61	187	181
Rental income - related parties	216	207	644	612
Product sales	433	478	1,191	1,274
Product sales - related parties	51	51	164	155
Sales-type lease revenue	34	34	102	101
Sales-type lease revenue - related parties	118	129	359	379
Income from equity method investments	149	159	631	438
Other income	7	7	58	28
Other income - related parties	40	32	117	90
Total revenues and other income	2,972	2,912	8,870	8,315
Costs and expenses:
Cost of revenues (excludes items below)	404	367	1,159	1,023
Purchased product costs	403	474	1,148	1,234
Rental cost of sales	22	20	61	60
Rental cost of sales - related parties	5	8	14	24
Purchases - related parties	402	442	1,162	1,160
Depreciation and amortization	322	301	959	907
General and administrative expenses	107	102	323	280
Other taxes	32	44	99	102
Total costs and expenses	1,697	1,758	4,925	4,790
Income from operations	1,275	1,154	3,945	3,525
Net interest and other financial costs	226	225	692	701
Income before income taxes	1,049	929	3,253	2,824
Provision for income taxes	2	1	5	2
Net income	1,047	928	3,248	2,822
Less: Net income attributable to noncontrolling interests	10	10	30	28
Net income attributable to MPLX LP	1,037	918	3,218	2,794
Less: Series A preferred unitholders’ interest in net income	6	25	21	71
Less: Series B preferred unitholders’ interest in net income	—	—	—	5
Limited partners' interest in net income attributable to MPLX LP	$1,031	$893	$3,197	$2,718

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.01	$0.89	$3.14	$2.70
Common - diluted	$1.01	$0.89	$3.14	$2.70
Weighted average limited partner units outstanding:
Common - basic	1,020	1,001	1,016	1,001
Common - diluted	1,020	1,001	1,016	1,001
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$1,047	$928	$3,248	$2,822
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	1	4
Comprehensive income	1,047	928	3,249	2,826
Less comprehensive income attributable to:
Noncontrolling interests	10	10	30	28
Comprehensive income attributable to MPLX LP	$1,037	$918	$3,219	$2,798
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,426	$1,048
Receivables, net	742	823
Current assets - related parties	842	748
Inventories	171	159
Other current assets	37	30
Total current assets	4,218	2,808
Equity method investments	4,558	3,743
Property, plant and equipment, net	19,153	19,264
Intangibles, net	551	654
Goodwill	7,645	7,645
Right of use assets, net	271	264
Noncurrent assets - related parties	1,135	1,161
Other noncurrent assets	984	990
Total assets	38,515	36,529

Liabilities
Accounts payable	120	153
Accrued liabilities	271	300
Current liabilities - related parties	354	360
Accrued property, plant and equipment	190	216
Long-term debt due within one year	2,836	1,135
Accrued interest payable	220	242
Operating lease liabilities	49	45
Other current liabilities	227	173
Total current liabilities	4,267	2,624
Long-term deferred revenue	326	347
Long-term liabilities - related parties	320	325
Long-term debt	19,250	19,296
Deferred income taxes	16	16
Long-term operating lease liabilities	217	211
Other long-term liabilities	137	126
Total liabilities	24,533	22,945
Commitments and contingencies (see Note 16)
Series A preferred units (6 million and 27 million units outstanding)	203	895

Equity
Common unitholders - public (372 million and 356 million units outstanding)	9,378	8,700
Common unitholders - MPC (647 million and 647 million units outstanding)	4,172	3,758
Accumulated other comprehensive loss	(3)	(4)
Total MPLX LP partners’ capital	13,547	12,454
Noncontrolling interests	232	235
Total equity	13,779	12,689
Total liabilities, preferred units and equity	$38,515	$36,529
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating activities:
Net income	$3,248	$2,822
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	41	42
Depreciation and amortization	959	907
Deferred income taxes	—	(1)
Gain on sales-type leases and equity method investments	(20)	—
Loss/(gain) on disposal of assets	3	(15)
Income from equity method investments	(631)	(438)
Distributions from unconsolidated affiliates	596	526
Change in fair value of derivatives	7	(3)
Changes in:
Receivables	138	(31)
Inventories	(11)	(15)
Current accounts payable and other current assets and liabilities	(54)	(36)
Assets and liabilities - related parties	(23)	89
Right of use assets and operating lease liabilities	3	4
Deferred revenue	2	65
All other, net	13	(8)
Net cash provided by operating activities	4,271	3,908
Investing activities:
Additions to property, plant and equipment	(748)	(662)
Acquisitions, net of cash acquired	(622)	—
Disposal of assets	—	25
Investments - acquisitions and contributions	(414)	(90)
- redemptions, repayments, return of capital and sales proceeds	138	—
Net cash used in investing activities	(1,646)	(727)
Financing activities:
Long-term debt borrowings	1,630	1,589
Long-term debt repayments	(1)	(1,001)
Debt issuance costs	(15)	(15)
Unit repurchases	(226)	—
Redemption of Series B preferred units	—	(600)
Distributions to noncontrolling interests	(33)	(30)
Distributions to Series A preferred unitholders	(38)	(69)
Distributions to Series B preferred unitholders	—	(21)
Distributions to unitholders and general partner	(2,585)	(2,329)
Contributions from MPC	26	20
All other, net	(5)	(3)
Net cash used in financing activities	(1,247)	(2,459)
Net change in cash, cash equivalents and restricted cash	1,378	722
Cash, cash equivalents and restricted cash at beginning of period	1,048	238
Cash, cash equivalents and restricted cash at end of period	$2,426	$960
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2023	$8,700	$3,758	$(4)	$235	$12,689	$895
Net income	355	640	—	10	1,005	10
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	321	—	—	—	321	(321)
Distributions	(303)	(550)	—	(11)	(864)	(23)
Contributions	—	10	—	—	10	—
Other	(1)	—	1	—	—	—
Balance at March 31, 2024	$8,997	$3,858	$(3)	$234	$13,086	$561
Net income	425	746	—	10	1,181	5
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	354	—	—	—	354	(354)
Distributions	(314)	(550)	—	(11)	(875)	(10)
Contributions	—	8	—	—	8	—
Other	5	—	—	—	5	—
Balance at June 30, 2024	$9,392	$4,062	$(3)	$233	$13,684	$202
Net income	377	654	—	10	1,041	6
Unit repurchases	(76)	—	—	—	(76)	—
Distributions	(317)	(551)	—	(11)	(879)	(5)
Contributions	—	7	—	—	7	—
Other	2	—	—	—	2	—
Balance at September 30, 2024	$9,378	$4,172	$(3)	$232	$13,779	$203

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	323	592	5	—	9	929	23
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(275)	(502)	(21)	—	(10)	(808)	(23)
Contributions	—	8	—	—	—	8	—
Other	—	—	—	4	1	5	—
Balance at March 31, 2023	$8,459	$3,388	$—	$(4)	$237	$12,080	$968
Net income	322	588	—	—	9	919	23
Distributions	(274)	(502)	—	—	(9)	(785)	(23)
Contributions	—	5	—	—	—	5	—
Other	1	1	—	—	—	2	—
Balance at June 30, 2023	$8,508	$3,480	$—	$(4)	$237	$12,221	$968
Net income	297	596	—	—	10	903	25
Distributions	(274)	(502)	—	—	(11)	(787)	(23)
Contributions	—	7	—	—	—	7	—
Other	2	—	—	—	—	2	—
Balance at September 30, 2023	$8,533	$3,581	$—	$(4)	$236	$12,346	$970
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Not Yet Adopted
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review. Pending the results of the judicial review, the disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. We are evaluating the impact these rules will have on our disclosures and monitoring the status of the judicial review.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued an ASU to update reportable segment disclosure requirements primarily by requiring enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This standard will have no impact on the Partnership’s financial statements, but will result in additional disclosure.
3. Acquisitions and Other Transactions
BANGL, LLC Acquisition
On July 31, 2024, MPLX exercised its right of first offer under the BANGL, LLC joint venture agreement to purchase an additional 20 percent ownership interest in BANGL, LLC, for $210 million cash, increasing total ownership interest to 45 percent (the “BANGL Transaction”). BANGL is a natural gas liquids pipeline system connecting the Delaware and Midland basins to the fractionation market in Sweeny, Texas. The purchase price of the additional 20 percent ownership interest in BANGL, LLC exceeded our portion of the underlying net assets of the joint venture by approximately $156 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. Following the BANGL Transaction, our investment in BANGL, LLC continues to be accounted for as an equity method investment.
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project. As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in Income from equity method investments on the accompanying consolidated statements of income and the return of capital is included in Investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying consolidated statements of cash flows.
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets (the “Utica Midstream Acquisition”), which will enhance our position in the Utica basin. Prior to the acquisition, we owned an indirect interest in Ohio Gathering Company L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company L.L.C. (“OCC”) and now own a combined 73 percent interest in OGC, a 100 percent interest in OCC, and a 100 percent interest in a dry gas gathering system in the Utica basin, including 53 miles of gathering pipeline and three dehydration units with a combined capacity of approximately 620 MMcf/d. OGC continues to be accounted for as an equity method investment, as MPLX did not obtain control of OGC as a result of the transaction. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $86 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now reflected as a consolidated subsidiary within our consolidated financial results. The results for the acquired business are reported within our G&P segment.
The Utica Midstream Acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The fair value includes $518 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a $20 million gain, which is included in Other income within the accompanying consolidated statements of income. The fair value of equity method investments was based on a discounted cash flow model.

4. Investments and Noncontrolling Interests
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		September 30,	September 30,	December 31,
(In millions, except ownership percentages)	VIE	2024	2024	2023
L&S
BANGL, LLC(1)		45%	$275	$63
Illinois Extension Pipeline Company, L.L.C.		35%	231	228
LOOP LLC		41%	313	314
MarEn Bakken Company LLC(2)		25%	530	449
WPC Parent, LLC(3)		30%	206	214
Other(4)	X		593	564
Total L&S			2,148	1,832
G&P
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C	X	67%	335	336
MarkWest Utica EMG, L.L.C.	X	59%	717	676
Ohio Gathering Company L.L.C.(5)	X	35%	488	—
Sherwood Midstream LLC	X	50%	492	500
Other(4)	X		378	399
Total G&P			2,410	1,911
Total			$4,558	$3,743
(1)    In July 2024, we purchased an additional 20 percent ownership interest in BANGL, LLC, increasing our ownership interest to 45 percent, as discussed in Note 3.
(2)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(3)    Reflects the dilution of MPLX’s ownership interest in Whistler Pipeline, LLC and the formation of a new entity, WPC Parent, LLC, as discussed in Note 3. The carrying value at September 30, 2024 represents our ownership in WPC Parent, LLC, and the carrying value at December 31, 2023 represents our ownership interest in Whistler Pipeline, LLC.
(4)    Some investments included within Other have also been deemed to be VIEs.
(5)    We acquired a 36 percent direct interest in OGC in the Utica Midstream Acquisition discussed in Note 3. We also hold a 38 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2024 and September 30, 2023. See Note 16 for information on our guarantees related to equity method investees.
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

During the second quarter of 2024, MPC exercised a five-year renewal option pursuant to the terms of an existing terminal services agreement with an initial term ending on March 31, 2026, with the term of the agreement now extending to 2031.The agreement includes both revenue and lease components. At the time of renewal, minimum future rental payments on non-cancellable operating leases increased $696 million, and minimum future undiscounted lease payment receipts under sales-type leases increased $90 million. Future performance obligations for the revenue component of the agreement include variable consideration that is not required to be estimated.
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
There was no activity on the MPC Loan Agreement for the nine months ended September 30, 2024.
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
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2024, these sales totaled $177 million and $561 million, respectively. For the three and nine months ended September 30, 2023, these sales totaled $192 million and $540 million, respectively.
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
For the three and nine months ended September 30, 2024, General and administrative expenses incurred from MPC totaled $73 million and $217 million, respectively. For the three and nine months ended September 30, 2023, General and administrative expenses incurred from MPC totaled $72 million and $197 million, respectively.
Some charges incurred under the omnibus, employee service and co-location agreements are related to engineering and construction services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, these charges totaled $44 million and $124 million, respectively. For the three and nine months ended September 30, 2023, these charges totaled $28 million and $56 million, respectively.
Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue. If MPC fails to meet its minimum committed volumes, MPC will pay MPLX a deficiency payment based on the terms of the applicable agreement. The deficiency amounts received under these agreements (excluding payments received under agreements classified as sales-type leases) are recorded as Current liabilities - related parties. In many cases, MPC may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes related party revenues for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in

Current liabilities - related parties. Deficiency payments under agreements that have been classified as sales-type leases are recorded as a reduction against the corresponding lease receivable. In addition, capital projects MPLX undertakes at the request of MPC are reimbursed in cash and recognized as revenue over the remaining term of the applicable agreements or in some cases, as a contribution from MPC.

(In millions)	September 30, 2024	December 31, 2023
Current assets - related parties
Receivables	$625	$587
Lease receivables	203	149
Prepaid	14	5
Other	—	7
Total	842	748
Noncurrent assets - related parties
Long-term lease receivables	711	789
Right of use assets	226	227
Unguaranteed residual asset	172	126
Long-term receivables	26	19
Total	1,135	1,161
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	264	278
Deferred revenue	89	81
Operating lease liabilities	1	1
Total	354	360
Long-term liabilities - related parties
Long-term operating lease liabilities	225	226
Long-term deferred revenue	95	99
Total	$320	$325
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of September 30, 2024 or December 31, 2023.
6. Equity
The changes in the number of common units during the nine months ended September 30, 2024 are summarized below:

(In units)	Common Units
Balance at December 31, 2023	1,003,498,875
Unit-based compensation awards	141,985
Conversion of Series A preferred units	21,078,998
Units redeemed in unit repurchase program	(5,473,621)
Balance at September 30, 2024	1,019,246,237
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	1.8	—	5.5	—
Cash paid for common units repurchased(1)	$76	$—	$226	$—
Average cost per unit(1)	$42.89	$—	$41.32	$—
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.

As of September 30, 2024, we had $620 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
During the nine months ended September 30, 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 21 million common units. Approximately 6 million Series A preferred units remain outstanding as of September 30, 2024.
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
Distributions
On October 29, 2024, MPLX declared a cash distribution for the third quarter of 2024, totaling $974 million, or $0.9565 per common unit. This distribution will be paid on November 15, 2024 to common unitholders of record on November 8, 2024. This rate will also be received by Series A preferred unitholders.
Quarterly distributions for 2024 and 2023 are summarized below:

(Per common unit)	2024	2023
March 31,	$0.8500	$0.7750
June 30,	0.8500	0.7750
September 30,	$0.9565	$0.8500
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the three and nine months ended September 30, 2024 and September 30, 2023. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$974	$851	$2,706	$2,403
Series A preferred unit distributions	6	25	21	71
Series B preferred unit distributions(1)	—	—	—	5
Total cash distributions declared	$980	$876	$2,727	$2,479
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
During the three and nine months ended September 30, 2024 and September 30, 2023, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2024 and September 30, 2023 were less than 1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Net income attributable to MPLX LP(1):	$1,037	$918	$3,218	$2,794
Less: Distributions declared on Series A preferred units	6	25	21	71
Distributions declared on Series B preferred units	—	—	—	5
Undistributed earnings allocated to participating securities	—	1	7	9
Impact of redemption of Series B preferred units	—	—	—	5
Net Income available to common unitholders	$1,031	$892	$3,190	$2,704
Weighted average units outstanding:
Basic	1,020	1,001	1,016	1,001
Diluted	1,020	1,001	1,016	1,001
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.01	$0.89	$3.14	$2.70
Diluted	$1.01	$0.89	$3.14	$2.70
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

The tables below present information about revenues and other income, Segment Adjusted EBITDA, capital expenditures and investments in unconsolidated affiliates for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
L&S
Service revenue	$1,158	$1,130	$3,367	$3,223
Rental income	223	216	666	638
Product related revenue	5	6	14	14
Sales-type lease revenue	118	129	359	379
Income from equity method investments	80	95	429	248
Other income	33	15	113	47
Total segment revenues and other income(1)	1,617	1,591	4,948	4,549
Segment Adjusted EBITDA(2)	1,157	1,091	3,384	3,139
Capital expenditures	112	73	299	251
Investments in unconsolidated affiliates(3)	10	7	103	23
G&P
Service revenue	617	549	1,785	1,620
Rental income	56	52	165	155
Product related revenue	565	598	1,606	1,629
Sales-type lease revenue	34	34	102	101
Income from equity method investments	69	64	202	190
Other income	14	24	62	71
Total segment revenues and other income(1)	1,355	1,321	3,922	3,766
Segment Adjusted EBITDA(2)	557	505	1,618	1,507
Capital expenditures	189	151	421	417
Investments in unconsolidated affiliates	$22	$6	$83	$67
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the L&S segment were $196 million and $779 million for the three and nine months ended September 30, 2024, respectively, and $207 million and $564 million for the three and nine months ended September 30, 2023, respectively. Third party revenues for the G&P segment were $1,285 million and $3,705 million for the three and nine months ended September 30, 2024, respectively, and $1,248 million and $3,553 million for the three and nine months ended September 30, 2023, respectively.
(2)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(3)    The nine months ended September 30, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Reconciliation to Net income:
L&S Segment Adjusted EBITDA	$1,157	$1,091	$3,384	$3,139
G&P Segment Adjusted EBITDA	557	505	1,618	1,507
Total reportable segments	1,714	1,596	5,002	4,646
Depreciation and amortization(1)	(322)	(301)	(959)	(907)
Net interest and other financial costs	(226)	(225)	(692)	(701)
Income from equity method investments	149	159	631	438
Distributions/adjustments related to equity method investments	(253)	(208)	(671)	(551)
Adjusted EBITDA attributable to noncontrolling interests	11	11	33	31
Garyville incident response costs(2)	—	(63)	—	(63)
Other(3)	(26)	(41)	(96)	(71)
Net income	$1,047	$928	$3,248	$2,822
(1)    Depreciation and amortization attributable to L&S was $132 million and $393 million for the three and nine months ended September 30, 2024, respectively, and $130 million and $399 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization attributable to G&P was $190 million and $566 million for the three and nine months ended September 30, 2024, respectively, and $171 million and $508 million for the three and nine months ended September 30, 2023, respectively.
(2)    In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $63 million of incident response costs during the three and nine months ended September 30, 2023.
(3)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	September 30, 2024			December 31, 2023
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
L&S	$13,037	$4,421	$8,616	$12,779	$4,037	$8,742
G&P	15,087	4,550	10,537	14,606	4,084	10,522
Total	$28,124	$8,971	$19,153	$27,385	$8,121	$19,264
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by fair value hierarchy level.

	September 30, 2024		December 31, 2023
(In millions)	Asset	Liability	Asset	Liability
Commodity contracts (Level 2)
Other current assets / Other current liabilities	$1	$—	$—	$—
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	—	10	—	11
Other noncurrent assets / Other long-term liabilities	—	59	—	50
Total carrying value in Consolidated Balance Sheets	$1	$69	$—	$61
Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane under certain percent-of-proceeds and keep-whole arrangements. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.67 to $1.45 per gallon with a weighted average of $0.85 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$(69)	$(53)	$(61)	$(61)
Unrealized and realized (loss)/gain included in Net Income(1)	(3)	(10)	(18)	(7)
Settlements	3	3	10	8
Ending balance	$(69)	$(60)	$(69)	$(60)

The amount of total loss for the period included in earnings attributable to the change in unrealized (loss)/gain relating to liabilities still held at end of period	$(3)	$(9)	$(15)	$(6)
(1)    (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to acquisitions and other transactions as discussed in Note 3.
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
The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	September 30, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$21,494	$22,209	$19,377	$20,547
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
11. Derivatives
As of September 30, 2024, MPLX had the following outstanding commodity contracts that were executed to manage the price risk associated with sales of propane under certain percent-of-proceeds and keep-whole arrangements during 2024. Any gains or losses on these contracts are recorded in earnings through Product sales in the Consolidated Statements of Income:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity
Propane (gal)	Short	14,427,000
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 10. As of September 30, 2024 and December 31, 2023, the estimated fair value of this contract was a liability of $69 million and $61 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2024 and December 31, 2023, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Product sales:
Realized gain	$1	$3	$1	$3
Unrealized gain/(loss)	3	(8)	1	2
Product sales derivative gain/(loss)	4	(5)	2	5
Purchased product costs:
Realized loss	(3)	(3)	(10)	(8)
Unrealized (loss)/gain	—	(7)	(8)	1
Purchased product cost derivative loss	(3)	(10)	(18)	(7)
Total derivative gain/(loss) included in Net income	$1	$(15)	$(16)	$(2)
12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2024	December 31, 2023
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	22,307	20,657
Consolidated subsidiaries:
MarkWest	12	12
ANDX	31	31
Finance lease obligations	6	6
Total	22,356	20,706
Unamortized debt issuance costs	(129)	(122)
Unamortized discount	(141)	(153)
Amounts due within one year	(2,836)	(1,135)
Total long-term debt due after one year	$19,250	$19,296
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
There was no activity on the MPLX Credit Agreement during the nine months ended September 30, 2024.

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
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest expense	$251	$227	$717	$684
Other financial costs	15	14	57	55
Interest income	(35)	(12)	(68)	(27)
Capitalized interest	(5)	(4)	(14)	(11)
Net interest and other financial costs	$226	$225	$692	$701
14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$101	$608	$709
Service revenue - related parties	1,057	9	1,066
Service revenue - product related	—	86	86
Product sales	1	432	433
Product sales - related parties	4	47	51
Total revenues from contracts with customers	$1,163	$1,182	2,345
Non-ASC 606 revenue(1)			627
Total revenues and other income			$2,972

	Three Months Ended September 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$97	$544	$641
Service revenue - related parties	1,033	5	1,038
Service revenue - product related	—	75	75
Product sales	2	476	478
Product sales - related parties	4	47	51
Total revenues from contracts with customers	$1,136	$1,147	2,283
Non-ASC 606 revenue(1)			629
Total revenues and other income			$2,912

	Nine Months Ended September 30, 2024
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$286	$1,764	$2,050
Service revenue - related parties	3,081	21	3,102
Service revenue - product related	—	265	265
Product sales	4	1,187	1,191
Product sales - related parties	10	154	164
Total revenues from contracts with customers	$3,381	$3,391	6,772
Non-ASC 606 revenue(1)			2,098
Total revenues and other income			$8,870

	Nine Months Ended September 30, 2023
(In millions)	L&S	G&P	Total
Revenues and other income:
Service revenue	$272	$1,609	$1,881
Service revenue - related parties	2,951	11	2,962
Service revenue - product related	—	214	214
Product sales	4	1,270	1,274
Product sales - related parties	10	145	155
Total revenues from contracts with customers	$3,237	$3,249	6,486
Non-ASC 606 revenue(1)			1,829
Total revenues and other income			$8,315
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

The tables below reflect the changes in ASC 606 contract balances for the nine months ended September 30, 2024 and September 30, 2023:

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2024
Contract assets	$3	$—	$(1)	$2
Long-term contract assets	1	(1)	—	—
Deferred revenue	59	65	(42)	82
Deferred revenue - related parties	47	56	(50)	53
Long-term deferred revenue	344	(22)	—	322
Long-term deferred revenue - related parties	$29	$5	$—	$34

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2023
Contract assets	$21	$(19)	$—	$2
Long-term contract assets	1	—	—	1
Deferred revenue	57	24	(31)	50
Deferred revenue - related parties	63	63	(72)	54
Long-term deferred revenue	216	76	—	292
Long-term deferred revenue - related parties	25	5	—	30
Long-term contract liabilities	$2	$(2)	$—	$—
(1)    No significant revenue was recognized related to past performance obligations in the current periods.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2024	$0.6
2025	2.1
2026	1.9
2027	1.8
2028	0.6
2029 and thereafter	0.8
Total estimated revenue on remaining performance obligations	$7.8
As of September 30, 2024, unsatisfied performance obligations included in the Consolidated Balance Sheets are $491 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 20 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

15. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$724	$724
Income taxes paid	2	4
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	53	53
Net cash provided by financing activities included:
Principal payments under finance lease obligations	1	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventory	—	8
Net transfers of property, plant and equipment to lease receivable	108	86
ROU assets obtained in exchange for new operating lease obligations	$34	$19
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2024	2023
Additions to property, plant and equipment	$748	$662
(Decrease)/Increase in capital accruals	(28)	6
Total capital expenditures	$720	$668
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
Accrued liabilities for remediation totaled $15 million at September 30, 2024 and $19 million December 31, 2023. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
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
Guarantees related to indebtedness of equity method investees
We hold a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the United States Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which will follow the issuance of the final EIS. According to public statements from Army Corps officials, the EIS is now expected to be issued in 2025.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
MPLX’s maximum exposure to loss for WPC Parent, LLC includes an $82 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the G&P segment. Certain natural gas processing and gathering arrangements require MPLX to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2024, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas emissions and intensity, biodiversity, diversity, equity and inclusion and ESG reporting;
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
•the imposition of windfall profit taxes, maximum margin penalties or minimum inventory requirements on companies operating in the energy industry in California or other jurisdictions; and
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG goals and targets within the expected timeframe, if at all.
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
Significant Financial and Other Highlights
Significant financial highlights for the three months ended September 30, 2024 and September 30, 2023 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.
Other Highlights
•Returned $949 million and $2,849 million of capital to unitholders in the three and nine months ended September 30, 2024, via distributions and unit repurchases.
•Announced a third quarter 2024 distribution of $0.9565 per common unit, representing a 12.5% increase over the prior quarter’s distribution.
•Acquired an additional 20 percent interest in the BANGL natural gas liquids pipeline, bringing our interest in the pipeline to 45 percent.
•Our 200 MMcf/d Preakness II processing plant began operations in July.
•Executing our growth strategy in the Northeast with the addition of Harmon Creek III, a 300 MMcf/d processing plant and 40 mbpd de-ethanizer; expected to bring total Northeast processing and fractionation capacity to 8.1 billion cubic feet per day and 800 mbpd, respectively, in the second half of 2026.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Revenues and other income:
Total revenues and other income	$2,972	$2,912	$60	$8,870	$8,315	$555
Costs and expenses:
Cost of revenues (excludes items below)	404	367	37	1,159	1,023	136
Purchased product costs	403	474	(71)	1,148	1,234	(86)
Rental cost of sales	22	20	2	61	60	1
Rental cost of sales - related parties	5	8	(3)	14	24	(10)
Purchases - related parties	402	442	(40)	1,162	1,160	2
Depreciation and amortization	322	301	21	959	907	52
General and administrative expenses	107	102	5	323	280	43
Other taxes	32	44	(12)	99	102	(3)
Total costs and expenses	1,697	1,758	(61)	4,925	4,790	135
Income from operations	1,275	1,154	121	3,945	3,525	420
Net interest and other financial costs	226	225	1	692	701	(9)
Income before income taxes	1,049	929	120	3,253	2,824	429
Provision for income taxes	2	1	1	5	2	3
Net income	1,047	928	119	3,248	2,822	426
Less: Net income attributable to noncontrolling interests	10	10	—	30	28	2
Net income attributable to MPLX LP	1,037	918	119	3,218	2,794	424

Adjusted EBITDA attributable to MPLX LP(1)	1,714	1,596	118	5,002	4,646	356
DCF attributable to MPLX(1)	$1,446	$1,373	$73	$4,220	$3,956	$264
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$1,047	$928	$119	$3,248	$2,822	$426
Provision for income taxes	2	1	1	5	2	3
Net interest and other financial costs	226	225	1	692	701	(9)
Income from operations	1,275	1,154	121	3,945	3,525	420
Depreciation and amortization	322	301	21	959	907	52
Income from equity method investments	(149)	(159)	10	(631)	(438)	(193)
Distributions/adjustments related to equity method investments	253	208	45	671	551	120
Garyville incident response costs(1)	—	63	(63)	—	63	(63)
Other(2)	24	40	(16)	91	69	22
Adjusted EBITDA	1,725	1,607	118	5,035	4,677	358
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	—	(33)	(31)	(2)
Adjusted EBITDA attributable to MPLX LP	1,714	1,596	118	5,002	4,646	356
Deferred revenue impacts	(15)	25	(40)	6	65	(59)
Sales-type lease payments, net of income	7	3	4	20	9	11
Adjusted net interest and other financial costs(3)	(212)	(212)	—	(651)	(650)	(1)
Maintenance capital expenditures, net of reimbursements	(40)	(28)	(12)	(120)	(93)	(27)
Equity method investment maintenance capital expenditures paid out	(4)	(4)	—	(11)	(11)	—
Other	(4)	(7)	3	(26)	(10)	(16)
DCF attributable to MPLX LP	1,446	1,373	73	4,220	3,956	264
Preferred unit distributions	(6)	(25)	19	(21)	(76)	55
DCF attributable to LP unitholders	$1,440	$1,348	$92	$4,199	$3,880	$319
(1)    In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels (“Garyville Incident”). We incurred $63 million of incident response costs during the three and nine months ended September 30, 2023.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(3)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,415	$1,244	$171	$4,271	$3,908	$363
Changes in working capital items	40	47	(7)	(55)	(76)	21
All other, net	(3)	—	(3)	(13)	8	(21)
Loss on extinguishment of debt	—	—	—	—	9	(9)
Adjusted net interest and other financial costs(1)	212	212	—	651	650	1
Other adjustments to equity method investment distributions	34	13	21	75	25	50
Garyville incident response costs(2)	—	63	(63)	—	63	(63)
Other	27	28	(1)	106	90	16
Adjusted EBITDA	1,725	1,607	118	5,035	4,677	358
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	—	(33)	(31)	(2)
Adjusted EBITDA attributable to MPLX LP	1,714	1,596	118	5,002	4,646	356
Deferred revenue impacts	(15)	25	(40)	6	65	(59)
Sales-type lease payments, net of income	7	3	4	20	9	11
Adjusted net interest and other financial costs(1)	(212)	(212)	—	(651)	(650)	(1)
Maintenance capital expenditures, net of reimbursements	(40)	(28)	(12)	(120)	(93)	(27)
Equity method investment maintenance capital expenditures paid out	(4)	(4)	—	(11)	(11)	—
Other	(4)	(7)	3	(26)	(10)	(16)
DCF attributable to MPLX LP	1,446	1,373	73	4,220	3,956	264
Preferred unit distributions	(6)	(25)	19	(21)	(76)	55
DCF attributable to LP unitholders	$1,440	$1,348	$92	$4,199	$3,880	$319
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    We incurred $63 million of Garyville Incident response costs during the three and nine months ended September 30, 2023.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Total revenues and other income increased $60 million in the third quarter of 2024 compared to the same period of 2023. The increase was driven by higher pipeline tariff rates and other fee escalations, as well as incremental revenues from the consolidation of MarkWest Torñado GP, L.L.C. (“Torñado”) in December 2023 (the “Torñado Acquisition”) and the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin (the “Utica Midstream Acquisition”) that was completed in the first quarter of 2024. The increases were partially offset with a $33 million decrease in product related revenue as a result of lower NGL prices and sales volumes within the G&P segment.
Cost of revenues increased $37 million in the third quarter of 2024 compared to the same period of 2023. The increase is primarily due to higher volumes and is attributable to costs that are largely offset in revenues. The third quarter of 2024 also includes an increase of $9 million as a result of the consolidation of Torñado in December 2023 as well as higher project-related spending.
Purchased product costs decreased $71 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes of $40 million, lower NGL prices of $24 million and a $7 million decrease in the fair value of an embedded derivative in a natural gas purchase commitment.
Purchases - related parties decreased $40 million in the third quarter of 2024 compared to the same period of 2023. The decrease was driven by $63 million of Garyville Incident response costs recognized in the third quarter of 2023. The decrease was partially offset by changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024 and higher employee costs from MPC.
Depreciation and amortization increased $21 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the third quarter of 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Total revenues and other income increased $555 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to higher pipeline tariff rates within in the L&S segment, higher volumes and throughput fee rates within the G&P segment, and incremental revenues from the consolidation of Torñado in December 2023 and the Utica Midstream Acquisition that was completed in the first quarter of 2024. The increase also includes a $151 million gain related to the strategic transaction combining the Whistler and Rio Bravo natural gas assets that was completed in the second quarter of 2024 (the “Whistler Joint Venture Transaction”), a $25 million benefit from business interruption insurance proceeds and a $20 million gain related to an equity method investment acquisition in the first quarter of 2024. Income from equity method investments also benefited from increased throughput on equity method investment pipeline systems in the 2024 period.
Cost of revenues increased $136 million in the first nine months of 2024 compared to the same period of 2023. The increase is primarily due to higher volumes and is attributable to costs that are largely offset in revenues. The increase also includes $33 million as a result of the consolidation of Torñado in December 2023 as well as higher project-related spending.
Purchased product costs decreased $86 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes of $87 million and lower NGL prices of $8 million, partially offset by a change of $9 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.
Purchases - related parties increased $2 million in the first nine months of 2024 compared to the same period of 2023. Higher costs in the first nine months of 2024 related to changes in presentation driven by the modification of an agreement with MPC in the first quarter of 2024 and higher costs from MPC, including employee costs, were largely offset by a decrease related to $63 million of Garyville Incident response costs recognized in the 2023 period.
Depreciation and amortization increased $52 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the third quarter of 2023.
General and administrative expenses increased $43 million in the first nine months of 2024 compared to the same period of 2023, due to increased contractor service costs and higher employee costs from MPC.
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
The tables below present information about Segment Adjusted EBITDA for the reported segments for the three and nine months ended September 30, 2024 and September 30, 2023.

L&S Segment
Third Quarter L&S Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Service revenue	$1,158	$1,130	$28	$3,367	$3,223	$144
Rental income	223	216	7	666	638	28
Product related revenue	5	6	(1)	14	14	—
Sales-type lease revenue	118	129	(11)	359	379	(20)
Income from equity method investments	80	95	(15)	429	248	181
Other income	33	15	18	113	47	66
Total segment revenues and other income	1,617	1,591	26	4,948	4,549	399
Cost of revenues	167	158	9	466	451	15
Purchases - related parties	291	341	(50)	840	848	(8)
Depreciation and amortization	132	130	2	393	399	(6)
General and administrative expenses	62	60	2	189	160	29
Other taxes	22	32	(10)	62	71	(9)
Total costs and expenses	674	721	(47)	1,950	1,929	21

Segment Adjusted EBITDA	1,157	1,091	66	3,384	3,139	245
Capital expenditures	112	73	39	299	251	48
Investments in unconsolidated affiliates(1)	$10	$7	$3	$103	$23	$80
(1)    The nine months ended September 30, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects to fund our share of a debt repayment by the joint venture.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Service revenue increased $28 million in the third quarter of 2024 compared to the same period of 2023. This was primarily driven by $18 million of higher pipeline tariff rates and other fee escalations, in addition to changes in presentation driven by agreement modifications.
Sales-type lease revenue decreased $11 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue due to modifications of lease contracts.
Income from equity method investments decreased $15 million in the third quarter of 2024 compared to the same period of 2023. This was primarily driven by financing costs incurred at the joint venture level. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Other income increased $18 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024.
Purchases - related parties decreased $50 million in the third quarter of 2024 compared to the same period of 2023, primarily due to Garyville Incident response costs of $63 million recognized in the third quarter of 2023, partially offset by changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024 and higher employee costs from MPC.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Service revenue increased $144 million in the first nine months of 2024 compared to the same period of 2023. This was primarily driven by $150 million of higher pipeline tariff rates and other fee escalations, changes in presentation driven by agreement modifications and additional marine equipment, partially offset by $12 million due to lower throughput.
Rental income increased $28 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to $29 million of fee escalations related to our refining logistics assets, partially offset by changes in presentation driven by agreement modifications.
Sales-type lease revenue decreased $20 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue due to modifications of lease contracts.
Income from equity methods investments increased $181 million in the first nine months of 2024 compared to the same period of 2023. This was primarily driven by a $151 million gain related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction, as well as increased throughput on equity method investment pipeline systems. These increases were partially offset by higher financing costs incurred at the joint venture level. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Other income increased $66 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024 and business interruption insurance proceeds.
Cost of revenues increased $15 million in the first nine months of 2024 compared to the same period of 2023. This is primarily due to higher project-related spending. The increase was partially offset by changes in presentation driven by agreement modifications of $10 million.
Purchases - related parties decreased $8 million in the first nine months of 2024 compared to the same period of 2023, primarily due to Garyville Incident response costs of $63 million recognized in the 2023 period, partially offset by changes in presentation driven by agreement modifications and $15 million of higher employee costs from MPC.
General and administrative expenses increased $29 million in the first nine months of 2024 compared to the same period of 2023, primarily due to increased contractor service costs and higher employee costs, including those from MPC.

L&S Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
L&S
Pipeline throughput (mbpd)
Crude oil pipelines	3,895	3,911	3,769	3,796
Product pipelines	2,056	1,975	1,987	2,027
Total pipelines	5,951	5,886	5,756	5,823

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.01	$0.99	$1.01	$0.95
Product pipelines	1.01	0.99	0.99	0.88
Total pipelines	$1.01	$0.99	$1.00	$0.93

Terminal throughput (mbpd)	3,268	3,228	3,132	3,167

Marine Assets (number in operation)(2)
Barges	311	305	311	305
Towboats	28	27	28	27
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

G&P Segment
Third Quarter G&P Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	Variance	2024	2023	Variance
Service revenue	$617	$549	$68	$1,785	$1,620	$165
Rental income	56	52	4	165	155	10
Product related revenue	565	598	(33)	1,606	1,629	(23)
Sales-type lease revenue	34	34	—	102	101	1
Income from equity method investments	69	64	5	202	190	12
Other income	14	24	(10)	62	71	(9)
Total segment revenues and other income	1,355	1,321	34	3,922	3,766	156
Cost of revenues	264	237	27	768	656	112
Purchased product costs	403	474	(71)	1,148	1,234	(86)
Purchases - related parties	111	101	10	322	312	10
Depreciation and amortization	190	171	19	566	508	58
General and administrative expenses	45	42	3	134	120	14
Other taxes	10	12	(2)	37	31	6
Total costs and expenses	1,023	1,037	(14)	2,975	2,861	114

Segment Adjusted EBITDA	557	505	52	1,618	1,507	111
Capital expenditures	189	151	38	421	417	4
Investments in unconsolidated affiliates	$22	$6	$16	$83	$67	$16
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Service revenue increased $68 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to $39 million of incremental revenues from the consolidation of Torñado in December 2023 and an increase of $15 million from the Utica Midstream Acquisition that was completed in the first quarter of 2024, as well as higher volumes and higher throughput fee rates across the Marcellus, Rockies and Bakken of $21 million. The increases were partially offset by lower volumes in the STACK Shale basin in the Southwest.
Product related revenue decreased $33 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to lower NGL prices in the Southwest of $31 million and lower NGL sales volumes in the Southwest of $20 million, partially offset by changes in the fair value of our propane contracts of $11 million and higher NGL sales volumes in the Rockies of $7 million.
Cost of revenues increased $27 million in the third quarter of 2024 compared to the same period of 2023. This increase is primarily due to higher volumes across all regions and is attributable to costs that are largely offset in Service revenue and Product related revenue. Cost of revenues also increased $9 million as a result of the consolidation of Torñado in December 2023 and increased $5 million from the Utica Midstream acquisition that was completed in the first quarter of 2024.
Purchased product costs decreased $71 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes in the Southwest of $40 million, lower NGL prices in the Southwest of $24 million and a $7 million decrease in the fair value of an embedded derivative in a natural gas purchase commitment.
Purchases - related parties increased $10 million in the third quarter of 2024 compared to the same period of 2023. The increase includes higher transportation costs in the Southwest and increased employee costs from MPC.

Depreciation and amortization increased $19 million in the third quarter of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the third quarter of 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Service revenue increased $165 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to $93 million of incremental revenues from the consolidation of Torñado in December 2023, an increase of $30 million from the Utica Midstream Acquisition that was completed in the first quarter of 2024, as well as higher volumes and higher throughput fee rates across the Marcellus, Rockies and Bakken of $78 million. The increases were partially offset by lower volumes in the STACK Shale basin in the Southwest.
Product related revenue decreased $23 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to lower NGL sales volumes in the Southwest of $51 million and lower NGL prices in the Southwest and Rockies of $33 million, partially offset by higher NGL volumes in the Rockies and Bakken of $63 million.
Income from equity method investments increased $12 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to higher volumes and higher throughput fee rates in the Utica and Marcellus of $22 million in addition to incremental income from the Utica Midstream Acquisition that was completed in the first quarter of 2024, partially offset by a $26 million decrease from the consolidation of Torñado in December 2023. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Cost of revenues increased $112 million in the first nine months of 2024 compared to the same period of 2023. This increase is primarily due to higher volumes in the Rockies, Bakken and Marcellus and is attributable to costs that are largely offset in Service revenue and Product related revenue. Cost of revenues also increased $33 million as a result of the consolidation of Torñado in December 2023 and increased $8 million from the Utica Midstream Acquisition that was completed in the first quarter of 2024.
Purchased product costs decreased $86 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to lower NGL volumes in the Southwest of $87 million and lower NGL prices in the Southwest of $8 million, partially offset by an increase of $9 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment.
Purchases - related parties increased $10 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to increased employee costs from MPC and higher transportation costs in the Southwest.
Depreciation and amortization increased $58 million in the first nine months of 2024 compared to the same period of 2023. This was primarily due to incremental depreciation associated with assets acquired in conjunction with the Torñado Acquisition in December 2023 and the Utica Midstream Acquisition in the first quarter of 2024, as well as other assets placed in service subsequent to the third quarter of 2023.

G&P Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,527	1,376	1,527	1,376
Utica Operations	354	—	2,616	2,375
Southwest Operations	1,813	1,302	1,813	1,742
Bakken Operations	181	160	181	160
Rockies Operations	542	490	600	604
Total gathering throughput	4,417	3,328	6,737	6,257

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,393	4,187	6,013	5,803
Utica Operations	—	—	794	557
Southwest Operations	1,977	1,405	1,977	1,744
Southern Appalachia Operations	215	207	215	207
Bakken Operations	179	159	179	159
Rockies Operations	597	491	597	491
Total natural gas processed	7,361	6,449	9,775	8,961

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	550	546	550	546
Utica Operations(3)	—	—	48	34
Southern Appalachia Operations	12	10	12	10
Bakken Operations	20	20	20	20
Rockies Operations	5	3	5	3
Total C2 + NGLs fractionated(4)	587	579	635	613

	MPLX LP(1)		MPLX LP Operated(2)
	Nine Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
G&P
Gathering Throughput (MMcf/d)
Marcellus Operations	1,515	1,353	1,515	1,353
Utica Operations	239	—	2,522	2,387
Southwest Operations	1,668	1,345	1,668	1,775
Bakken Operations	183	159	183	159
Rockies Operations	563	463	639	584
Total gathering throughput	4,168	3,320	6,527	6,258

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,360	4,107	5,963	5,683
Utica Operations	—	—	801	533
Southwest Operations	1,786	1,442	1,786	1,771
Southern Appalachian Operations	218	219	218	219
Bakken Operations	182	157	182	157
Rockies Operations	622	472	622	472
Total natural gas processed	7,168	6,397	9,572	8,835

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	558	533	558	533
Utica Operations(3)	—	—	49	31
Southern Appalachian Operations	12	10	12	10
Bakken Operations	20	19	20	19
Rockies Operations	5	3	5	3
Total C2 + NGLs fractionated(4)	595	565	644	596
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
(4)    Purity ethane makes up approximately 246 mbpd of MPLX LP consolidated total fractionated products for both of the three months ended September 30, 2024 and September 30, 2023, and approximately 258 mbpd and 240 mbpd of total fractionated products for the nine months ended September 30, 2024 and September 30, 2023, respectively. Purity ethane makes up approximately 262 mbpd and 254 mbpd of MPLX LP Operated total fractionated products for the three months ended September 30, 2024 and September 30, 2023, respectively, and approximately 273 mbpd and 246 mbpd of total fractionated products for the nine months ended September 30, 2024 and September 30, 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.23	$2.66	$2.22	$2.58
C2 + NGL Pricing ($ per gallon)(1)	$0.67	$0.68	$0.70	$0.69
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Supplemental Information on Equity Method Investments
The following table presents MPLX’s income (loss) from equity method investments for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) from equity method investments:
L&S
BANGL, LLC	$(3)	$(1)	$2	$—
Illinois Extension Pipeline Company, L.L.C.	15	10	44	35
LOOP LLC	3	5	9	13
MarEn Bakken Company LLC	23	22	76	63
WPC Parent, LLC(1)	16	26	218	57
Other	26	33	80	80
Total L&S	80	95	429	248
G&P
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	17	16	53	51
MarkWest Utica EMG, L.L.C.	19	17	57	39
Ohio Gathering Company L.L.C.	4	—	7	—
Sherwood Midstream LLC	27	27	81	77
Other	2	4	4	23
Total G&P	69	64	202	190
Total	$149	$159	$631	$438
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment income of our interest in Whistler Pipeline, LLC, prior to the transaction date, and results of the equity method investment income of our ownership in WPC Parent, LLC, subsequent to the transaction date. The nine months ended September 30, 2024 include a gain of $151 million related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.

The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Distributions/adjustments related to equity method investments:
L&S
BANGL, LLC	$7	$—	$7	$—
Illinois Extension Pipeline Company, L.L.C.	18	13	41	34
LOOP LLC	5	—	14	4
MarEn Bakken Company LLC	27	29	87	86
WPC Parent, LLC(1)	56	36	123	68
Other	37	35	110	86
Total L&S	150	113	382	278
G&P
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	22	20	62	67
MarkWest Utica EMG, L.L.C.	32	27	90	62
Ohio Gathering Company L.L.C.	13	—	24	—
Sherwood Midstream LLC	28	28	90	83
Other	8	20	23	61
Total G&P	103	95	289	273
Total	$253	$208	$671	$551
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment distributions and adjustments of our interest in Whistler Pipeline, LLC, prior to the transaction date, and results of the equity method investment distributions and adjustments of our ownership in WPC Parent, LLC, subsequent to the transaction date.

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

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $2,426 million at September 30, 2024 and $1,048 million at December 31, 2023. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$4,271	$3,908
Investing activities	(1,646)	(727)
Financing activities	(1,247)	(2,459)
Total	$1,378	$722
Net cash provided by operating activities increased $363 million in the first nine months of 2024 compared to the same period of 2023, primarily due to improved results from operations during the first nine months of 2024 compared to the same period of 2023.
Net cash used in investing activities increased $919 million in the first nine months of 2024 compared to the same period of 2023, primarily due to the Utica Midstream Acquisition in the first quarter of 2024 and higher capital spending. The first nine months of 2024 also reflects the acquisition of additional interest in BANGL, LLC in the third quarter of 2024 as well as higher contributions to equity method investments, including a $92 million contribution to Dakota Access to fund our share of a scheduled debt repayment by the joint venture. The increases were partially offset by a $134 million cash distribution received in the second quarter of 2024, recorded as a return of capital, in connection with the Whistler Joint Venture Transaction.
Net cash used in financing activities decreased $1,212 million in the first nine months of 2024 compared to the same period of 2023. The decrease was primarily due to proceeds from the issuance of $1.65 billion aggregate principal amount of 2034 Senior Notes during the first nine months of 2024. This decrease was partially offset by the return of capital to unitholders through unit repurchases of $226 million, as well as higher distributions paid to unitholders of $204 million during the first nine months of 2024 compared to the same period of 2023, as a result of the 10 percent increase in our base distribution effective for the third quarter of 2023.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net cash provided by operating activities(1)	$1,415	$1,244	$4,271	$3,908
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(536)	(236)	(1,646)	(727)
Contributions from MPC	8	7	26	20
Distributions to noncontrolling interests	(11)	(11)	(33)	(30)
Adjusted FCF	876	1,004	2,618	3,171
Distributions paid to common and preferred unitholders	(873)	(799)	(2,623)	(2,419)
Adjusted FCF after distributions	$3	$205	$(5)	$752
(1)    The three months ended September 30, 2024 and September 30, 2023 include working capital builds of $40 million and $47 million, respectively. The nine months ended September 30, 2024 and September 30, 2023 include working capital draws of $55 million and $76 million, respectively.
(2)    The three and nine months ended September 30, 2024 include $210 million and $18 million related to the acquisition of additional interests in BANGL, LLC and Wink to Webster Pipeline LLC, respectively. The nine months ended September 30, 2024 include a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction, $622 million, net of cash acquired, related to the Utica Midstream Acquisition and a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.

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
Our intention is to maintain an investment-grade credit profile. As of September 30, 2024, the credit ratings on our senior unsecured debt were as follows:

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
Our liquidity totaled $5.9 billion at September 30, 2024 consisting of:

	September 30, 2024
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			2,426
Total liquidity			$5,926
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
MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of September 30, 2024, we were in compliance with such covenants.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	1.8	—	5.5	—
Cash paid for common units repurchased(1)	$76	$—	$226	$—
Average cost per unit(1)	$42.89	$—	$41.32	$—
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of September 30, 2024, we had $620 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
During the nine months ended September 30, 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 21 million common units. Approximately 6 million Series A preferred units remain outstanding as of September 30, 2024.
Distributions
On October 29, 2024, MPLX declared a cash distribution for the third quarter of 2024, totaling $974 million, or $0.9565 per common unit. This distribution will be paid on November 15, 2024, to common unitholders of record on November 8, 2024. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit. This rate will also be received by Series A preferred unitholders.
The allocation of total cash distributions is as follows for the three and nine months ended September 30, 2024 and September 30, 2023. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Distribution declared:
Limited partner units - public	$355	$301	$986	$849
Limited partner units - MPC	619	550	1,720	1,554
Total LP distribution declared	974	851	2,706	2,403
Series A preferred units	6	25	21	71
Series B preferred units(1)	—	—	—	5
Total distribution declared	$980	$876	$2,727	$2,479

Quarterly cash distributions declared per limited partner common unit	$0.9565	$0.8500	$2.6565	$2.4000
(1)    The nine months ended September 30, 2023, includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023, that was earned during the period prior to redemption.

Capital Expenditures
Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of growth capital expenditures and maintenance capital expenditures. Growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity for volumes gathered, processed, transported or fractionated or decrease operating expenses within our facilities or increase operating income over the long term. Examples of growth capital expenditures include costs to develop or acquire additional pipeline, terminal, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for MPLX. In contrast, maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.
MPLX’s initial capital investment plan for 2024 is $1.1 billion, net of reimbursements, which includes growth capital of $950 million and maintenance capital of $150 million. The capital outlook excludes a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt, which reduced our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement. Growth capital expenditures and investments in affiliates during the nine months ended September 30, 2024, were primarily for gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.
Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2024	2023
Capital expenditures:
Growth capital expenditures	$569	$555
Growth capital reimbursements	(64)	(119)
Investments in unconsolidated affiliates(1)	186	90
Return of capital	(4)	—
Capitalized interest	(12)	(10)
Total growth capital expenditures(2)	675	516
Maintenance capital expenditures	151	113
Maintenance capital reimbursements	(31)	(20)
Capitalized interest	(2)	(1)
Total maintenance capital expenditures	118	92

Total growth and maintenance capital expenditures	793	608
Investments in unconsolidated affiliates(1)	(186)	(90)
Return of capital	4	—
Growth and maintenance capital reimbursements(3)	95	139
Decrease/(Increase) in capital accruals	28	(6)
Capitalized interest	14	11
Additions to property, plant and equipment(1)	$748	$662
(1)    Investments in unconsolidated affiliates for the nine months ended September 30, 2024, exclude $210 million and $18 million related to the acquisition of additional interests in BANGL, LLC and Wink to Webster Pipeline LLC, respectively. Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)    Total growth capital expenditures for the nine months ended September 30, 2024, exclude $622 million of acquisitions, net of cash acquired, and a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction.
(3)    Growth capital reimbursements are generally included in changes in deferred revenue within operating activities in the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities in the Consolidated Statements of Cash Flows.
We participate in joint ventures, which, in turn, also invest in capital projects. Certain joint ventures require that we fund our proportionate share of capital expenditures through contributions to the joint venture, while others finance the projects at the joint venture level. Capital contributions will depend upon the joint ventures’ capital requirements, including funding capital projects or repayment of long-term obligations.

Growth capital projects funded through debt at the joint venture level or through cash from operations of the joint venture do not require contributions by us. Our pro-rata share of these growth capital projects for our equity method investments are shown in the table below.

	MPLX Ownership	Nine Months Ended September 30,
(In millions, except ownership percentages)		2024	2023
BANGL, LLC	45%	$84	$9
MXP Parent, LLC(1)	5%	47	22
WPC Parent, LLC(2)	30%	18	73
All other		43	33
Total		$192	$137
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline, and Blackcomb Pipeline, in addition to MPLX’s 12.5 percent direct ownership interest in the Blackcomb Pipeline.
Debt at the joint venture level is typically secured by the assets owned by the joint venture and, unless otherwise noted, is non-recourse to MPLX other than with respect to our equity method investment. At September 30, 2024, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $1.6 billion.
Cash Commitments
As of September 30, 2024, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2024, our debt obligations increased due to the issuance of the $1.65 billion aggregate principal amount of 2034 Senior Notes, described in Liquidity and Capital Resources - Debt and Liquidity Overview. There were no other material changes to our cash commitments outside the ordinary course of business.
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
Transactions with Related Parties
As of September 30, 2024, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues and other income(1)	49%	49%	50%	50%
Total costs and expenses	27%	29%	27%	28%
(1)    The nine months ended September 30, 2024 excludes gain on dilution of ownership interest related to the Whistler Joint Venture Transaction.
For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 5 to the unaudited consolidated financial statements.
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
Tax Matters
Our U.S. federal income tax returns for the years 2019 through 2022 are currently under examination by the Internal Revenue Service.
Critical Accounting Estimates
As of September 30, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2024, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three and nine months ended September 30, 2024 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

(In millions)	Fair Value as of September 30, 2024(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2024(3)
Outstanding debt
Fixed-rate	$21,494	$1,649	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2024.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2024.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of September 30, 2024.
At September 30, 2024, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2024, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
7/1/2024-7/31/2024	451,060	$42.67	451,060	$677
8/1/2024-8/31/2024	628,151	42.20	628,151	650
9/1/2024-9/30/2024	696,554	43.66	696,554	$620
Total	1,775,765	$42.89	1,775,765
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
Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
10.1	Second Amendment, dated as of July 31, 2024, to Amended and Restated Loan Agreement, dated as of July 31, 2019, by and between MPLX LP and MPC Investment LLC	10-Q	10.2	8/6/2024	001-35714
10.2	Ninth Amendment to the Terminal Services Agreement, dated as of August 1, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.3	Ninth Amendment to the Third Amended and Restated Terminal Services Agreement, dated September 1, 2024, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
10.4*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated October 1, 2024					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 5, 2024	By:	/s/ Kelly D. Wright
Kelly D. Wright
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)