Form 10-K
period 2024-12-31
MPLX LP
filed 2025-02-27
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large Accelerated Filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑
The aggregate market value of common units held by non-affiliates as of June 30, 2024 was approximately $15.9 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 1,022,509,781 common units outstanding at February 21, 2025.
Documents Incorporated By Reference: None

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPLX LP,” “MPLX,” “the Partnership,” “us,” “our,” “we,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. Additionally, throughout this Annual Report on Form 10-K, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel (Bbl)	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
DCF (a non-GAAP financial measure)	Distributable Cash Flow
DOT	United States Department of Transportation
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
ESG	Environmental, social and governance
FASB	Financial Accounting Standards Board
FCF (a non-GAAP financial measure)	Free Cash Flow
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRS	Internal Revenue Service
LPG	Liquefied petroleum gas, including propane, butane and isobutane
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
USCG	United States Coast Guard
VIE	Variable interest entity

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “focus,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
Forward-looking statements include, among other things, statements regarding:
•future financial and operating results;
•ESG plans and goals, including those related to GHG emissions and intensity, biodiversity, inclusion and ESG reporting;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investments, including plans to grow stable cash flows, lower costs and return capital to unitholders;
•the timing and amount of future distributions or unit repurchases; and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including inflation, tariffs, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewable diesel and other renewable fuels or taxation;
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
•consumer demand for refined products, natural gas, renewable diesel and other renewable fuels and NGLs;
•the adequacy of capital resources and liquidity, including the availability of sufficient cash flow to pay distributions and access to debt on commercially reasonable terms, and the ability to successfully execute business plans, growth strategies and self-funding models;
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products or renewable diesel and other renewable fuels;
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and Ukraine, inflation or rising interest rates;
•changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto;
•the inability or failure of our joint venture partners to fund their share of operations and capital investments;
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
•the establishment or increase of tariffs on goods, including crude oil and other feedstocks imported into the United States, other trade protection measures or restrictions or retaliatory actions from foreign governments;
•changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products, other hydrocarbon-based products or renewable diesel and other renewable fuels;
•changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks, refined products or renewable diesel and other renewable fuels;
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
•acts of war, terrorism or civil unrest that could impair our ability to gather, process, fractionate or transport crude oil, natural gas, NGLs, refined products or renewable diesel and other renewable fuels;
•labor and material shortages;
•the timing and ability to obtain necessary regulatory approvals and permits and to satisfy other conditions necessary to complete planned projects or to consummate planned transactions within the expected timeframe, if at all;
•political pressure and influence of environmental groups and other stakeholders that are adverse to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products or renewable diesel and other renewable fuels;
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

PART I
Item 1. Business
OVERVIEW
We are a diversified, large-cap master limited partnership formed by MPC in 2012 (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. Our assets are positioned throughout the United States. The business consists of two segments based on the product-based value chain each supports: Crude Oil and Products Logistics and Natural Gas and NGL Services. The Crude Oil and Products Logistics segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The Crude Oil and Products Logistics segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The Natural Gas and NGL Services segment provides wellhead to market services including gathering, processing and transportation of natural gas and NGLs. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties provide information about our assets as of December 31, 2024:

MPLX
Owned and Part-Owned Light Product Terminal
Owned Asphalt/ Heavy Oil Terminal
Refining Logistics Asset
Gathering System
Owned Marine Facility
Natural Gas Processing Complex(b)
MPC/MPLX Pipeline(a)
MPC Refinery
MPC Renewable Feedstock Processing Facility
MPC Renewable Fuels Facility
MPC Martinez Renewables Joint Venture
Cavern
Marine Inland Route
As of 12/31/24
Note: Illustrative representation of asset map
(a) Includes MPC/MPLX owned and operated lines, MPC/MPLX interest lines operated by others and MPC/MPLX operated lines owned by others.
(b) Includes MPLX owned and operated natural gas processing complexes
LOOP LLC

We continue to have a strategic relationship with MPC, which is a large source of our revenues. We have executed numerous long-term, fee-based agreements with minimum volume commitments with MPC which provide us with a stable and predictable revenue stream and source of cash flows. As of December 31, 2024, MPC owned our general partner and approximately 64 percent of our outstanding common units. In 2024, MPC accounted for 49 percent of our total revenues and other income, primarily within our Crude Oil and Products Logistics segment, and will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many crude oil and natural gas resource plays, including the Marcellus Shale, Permian Basin, Utica Shale, STACK Shale and Bakken Shale, among others.
PRIORITIES AND COMMITMENTS
Commitment to Safety, Reliability and Sustainability
We remain steadfast in our commitment to safely and reliably operate our assets and protect the health and safety of those that operate them. We are focused on sustainable structural changes to improve our cost competitiveness while maintaining safe and reliable operations. Our approach to sustainability spans the environmental, social and governance dimensions of our business. This means strengthening resiliency by lowering carbon intensity and conserving natural resources; innovating for the future by investing in emerging technologies; and embedding sustainability in decision-making and in how we engage our people and many stakeholders.
Commitment to Durable Cash Flow Growth
We are focused on growing our fee-based services through long-term contracts, which provide through-cycle cash flow stability. We also challenge ourselves to be disciplined in our capital spending as we look to effectively deploy capital to grow our business and its cash flows. We look to optimize our portfolio of investment opportunities to ensure efficient deployment of capital focusing on projects with the highest returns.
Commitment to Cost Competitiveness
We are committed to achieving operational excellence by reducing costs, improving efficiency, driving operational improvements and being disciplined in capital allocation. This means lowering our costs in all aspects of our business and challenging ourselves to be disciplined in every dollar we spend across our organization.
Commitment to Return Capital to Unitholders
We are committed to generating cash flows in excess of both our capital spending and our distributions, while maintaining a strong balance sheet. With our commitment to strict-capital discipline and cost competitiveness, we expect to continue generating strong cash flow, enhancing our financial flexibility to invest in and grow the business, while also supporting the return of capital to MPLX unitholders.
2024 RESULTS
The following table summarizes the operating performance for each segment for the year ended December 31, 2024. We renamed and modified the composition of our segments in the fourth quarter of 2024. The segment realignment is presented for the year ended December 31, 2024, with prior periods recast for comparability. For further discussion of our segments and a reconciliation of Non-GAAP measures to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.

2024 Segment Results (in millions)

$5,594
$6,339
$3,032
$1,772
$2,389
$4,375
Segment revenues and other income
Segment cost of revenues and purchases
Segment Adjusted EBITDA
Crude Oil and Products Logistics
Natural Gas and NGL Services

RECENT DEVELOPMENTS
•On January 22, 2025, we announced that the board of directors of our general partner declared a distribution of $0.9565 per common unit that was paid on February 14, 2025 to common unitholders of record on February 3, 2025.
•We announced the expansion of MPLX’s Permian to Gulf Coast integrated value chain, with projects to construct a Gulf Coast fractionation complex consisting of two,150 mbpd fractionation facilities adjacent to MPC’s Galveston Bay refinery. The facilities are expected to be in service in 2028 and 2029.
•Additionally, we announced the formation of strategic joint ventures to develop a complimentary 400 mbpd LPG export terminal and an associated pipeline, which is anticipated to be in service in 2028.
ORGANIZATIONAL STRUCTURE
We are a Master Limited Partnership (“MLP”) with outstanding common units held by MPC and public unitholders as well as preferred units. Our common units are publicly traded on the NYSE under the symbol “MPLX.” On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units.
The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 21, 2025.

Marathon Petroleum Corporation
(NYSE: MPC)
and Affiliates (including our General Partner)
647 million Common Units
(63% of common units outstanding)
Public Unitholders
375 million
Common Units
(37% of common
units outstanding)
MPLX GP LLC
(our General Partner)
non-economic general partner interest
MPLX LP
(NYSE: MPLX)
(the Partnership)

INDUSTRY OVERVIEW
As of December 31, 2024, our diversified services in the midstream sector broken down by our segments are as follows:
Crude Oil and Products Logistics:
The midstream sector plays a crucial role in the oil and gas industry by providing gathering, transportation, terminalling, storage and marketing services as depicted in blue below.
Crude oil is the primary raw material for transportation fuels and the basis for many products, including plastics, petrochemicals and heating oil for homes. Pipelines bring advantaged North American crude oil from the upper Great Plains, Louisiana, Texas, Canada and West Coast to numerous refineries throughout the United States. Terminals provide for the receipt, storage, blending, additization, handling and redelivery of refined products via pipeline, rail, marine and truck transportation. This network of logistics infrastructure also allows for export opportunities by connecting supply to global demand markets. The hydrocarbon market is often volatile and the ability to take advantage of fast-moving market conditions is enhanced by the ability to store crude oil, refined products, other hydrocarbon-based products and renewables at tank farms and caverns. The ability to store various products provides flexibility and logistics optionality which allows participants within the industry to take advantage of changing market conditions.
Natural Gas and NGL Services:
The midstream natural gas industry is the link between the exploration for, and production of, natural gas and the delivery of its hydrocarbon components to end-use markets, as graphically depicted in blue and further described below:
•Gathering. The natural gas production process begins with the drilling of wells into gas-bearing rock formations. At the initial stages of the midstream value chain, our network of pipelines known, as gathering systems, directly connect to wellheads in the production area. Our gathering systems then transport raw, or untreated, natural gas to a central location for treating and processing.
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
OUR OPERATING SEGMENTS
In the fourth quarter of 2024, we renamed and modified the composition of our segments to better reflect the product-based value chains and growth strategy of MPLX's operations. The primary changes were to rename the Logistics and Storage segment to the Crude Oil and Products Logistics segment and to rename the Gathering and Processing segment to the Natural Gas and NGL Services segment. In addition, we reclassified certain equity method investments serving natural gas and NGL customers from Crude Oil and Products Logistics to Natural Gas and NGL Services. The segment realignment is presented for the year ended December 31, 2024, with prior periods recast for comparability. Each of these segments is organized and managed based upon the product-based value chain each supports.
Crude Oil and Products Logistics:
The Crude Oil and Products Logistics segment includes the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. These assets consist of a network of 14,766 miles of wholly and jointly-owned pipelines and associated storage assets, refining logistics assets at 13 refineries, 88 terminals including rail and truck racks, one export terminal, storage caverns, tank farm assets, an inland marine business and a fuels distribution business. For information related to our Crude Oil and Products Logistics assets, please see Item 2. Properties - Crude Oil and Products Logistics. Our Crude Oil and Products Logistics assets are integral to the success of MPC’s operations. We continue to evaluate projects and opportunities that will further enhance our existing operations and provide valuable services to MPC and third parties.
We generate revenue in the Crude Oil and Products Logistics segment primarily by charging tariffs for gathering and transporting crude oil, refined products, other hydrocarbon-based products and renewables through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil, refined products and renewables at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month. We are also the operator of additional crude oil and refined product pipelines either owned by MPC, or in which MPLX or MPC has an ownership interest, for which we are paid operating fees. For the year ended December 31, 2024, approximately 88 percent of Crude Oil and Products Logistics segment revenues and other income was generated from MPC.
Natural Gas and NGL Services:
The Natural Gas and NGL Services segment gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. As of December 31, 2024, gathering and processing assets available to MPLX included approximately 10.2 Bcf/d of gas gathering capacity, 12.4 Bcf/d of natural gas processing capacity and 829 mbpd of fractionation and de-ethanization capacity. MPLX also owns or operates approximately 1,045 miles of NGL pipelines. For a summary of our gas processing facilities, fractionation facilities, natural gas gathering systems and NGL and natural gas pipelines see Item 2. Properties - Natural Gas and NGL Services.
Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction. For the year ended December 31, 2024, revenues with one customer primarily related to these NGL transactions in the Southwest region accounted for approximately 16 percent of Natural Gas and NGL Services segment revenues. Revenues earned from two customers within the Marcellus region were also significant to the segment; however, neither of these customers represented more than 15 percent of Natural Gas and NGL Services segment revenues. These customers were not significant to MPLX consolidated revenues.
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
MPC retains a significant interest in us through its non-economic ownership of our general partner and held approximately 64 percent of the outstanding common units of MPLX as of December 31, 2024. Given MPC’s significant interest in us, we believe MPC will promote and support the successful execution of our business strategies. We have implemented and continue to pursue growth and integration opportunities along the existing product-based value chains that benefit both MPC and MPLX, demonstrated by the recently announced expansion of the Permian to Gulf Coast integrated value chain, which includes projects to construct a fractionation complex and LPG export terminal adjacent to MPC’s Galveston Bay refinery.
OUR CRUDE OIL AND PRODUCTS LOGISTICS CONTRACTS WITH MPC AND THIRD PARTIES
Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC
Our Crude Oil and Products Logistics assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation, terminal and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation, terminal and storage services to MPC and most of these agreements include minimum committed volumes from MPC. Under the marine transportation service agreements MPC has committed to pay a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment. We also have a fuels distribution agreement with MPC under which we provide scheduling and other services for MPC’s products.
The following table sets forth additional information regarding our transportation, storage, terminal and fuels distribution services agreements with MPC as expected to be in effect throughout 2025:

Agreement	Initial Term (years)	MPC minimum commitment
Transportation Services (mbpd):
Crude pipelines(1)	4 - 10	1,904
Refined product pipelines(2)	1 - 15	1,595
Marine(3)	5 - 6	N/A
Storage Services (mbbls):
Tank Farms(4)	2 - 12	132,649
Caverns(5)	10 - 17	3,632
Terminal Services(6) (mbpd)	Various	2,244
Fuels Distribution Services(7) (millions of gallons per year)	10	23,449
(1)    Renewal terms include multiple two to five-year terms.
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
(5)    Renewal terms include multiple four to five-year terms. Volume shown represents total shell capacity.
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
Pipeline Operating Agreements with MPC
We operate various pipelines owned by MPC, under operating services agreements. Under these operating services agreements, we receive an operating fee for operating the assets, which include certain MPC wholly owned or partially owned crude oil, natural gas and refined product pipelines, and for providing various operational services with respect to those assets. We are generally reimbursed for all direct and indirect costs associated with operating the assets and providing such operational services. These agreements vary in length and automatically renew with most agreements being indexed for inflation.
Other Pipeline Operating Agreements
We maintain and operate five pipelines in which either MPC or MPLX has a joint interest. We receive an operating fee for each of these pipelines, which is subject to adjustment for inflation. In addition, we are reimbursed for specific costs associated with operating each pipeline. The length and renewal terms for each agreement vary.
Transportation, Terminal and Storage Services Agreements with Third Parties
We have multiple transportation and terminal services agreements with third parties under which we provide use of pipelines and tank storage, and provide services, facilities and other infrastructure related to the receipt, storage, throughput, blending and delivery of commodities. Some of these agreements contain minimum volume commitments under which we agree to handle a certain amount of product throughput each month in exchange for a predetermined fixed fee. Under the remaining agreements, we receive an agreed-upon fee based on actual product throughput following the completion of services.
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
Other Agreements with MPC
We have omnibus agreements with MPC that address our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain services to us, as well as MPC’s indemnification of us for certain matters, including certain environmental, title and tax matters. In addition, we indemnify MPC for certain matters under these agreements. The omnibus agreements also provide for other reimbursements, including certain capital and expense projects.
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
OUR NATURAL GAS AND NGL SERVICES CONTRACTS WITH MPC AND THIRD PARTIES
The majority of our revenues in the Natural Gas and NGL Services segment are generated from wellhead to market services, including natural gas gathering, transportation and processing; and NGL transportation, fractionation, marketing and storage. MPLX enters into a variety of contract types including fee-based, percent-of-proceeds, keep-whole and purchase arrangements in order to generate revenues. See Item 8. Financial Statements and Supplementary Data - Note 2 for a further description of these different types of arrangements.
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
MPLX’s contract mix and exposure to natural gas and NGL prices may change as a result of changes in producer preferences, MPLX expansion in regions where some types of contracts are more common and other market factors, including current market and financial conditions which have increased the risk of volatility in crude oil, natural gas and NGL prices. Any change in mix may influence our long-term financial results.
Keep-whole Agreement with MPC
MPLX has a keep-whole commodity agreement related to our Rockies operations with MPC. Under the agreement, MPC pays us a processing fee for NGLs related to keep-whole agreements and we pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes is subject to revision each year. This agreement is scheduled to expire in 2025.
Other Service Agreements
We provide general and administrative services for many of our operated joint ventures under services agreements. Under these services agreements, MPLX receives a management fee, indexed for inflation, for the general and administrative services provided by the Partnership necessary to manage, maintain and report the operating results of the joint ventures’ assets, including natural gas processing plants, natural gas gathering pipelines, natural gas liquids pipelines, fractionation facilities, compressors and related equipment. These service agreements also provide for set fees related to engineering and construction services related to capital projects. These agreements generally remain in force as long as MPLX is the operator of the joint venture.
COMPETITION
Within our Crude Oil and Products Logistics segment, our competition primarily comes from independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies, distribution companies with marketing and trading arms and from other wholesale petroleum products distributors. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in the area, and in areas where no refinery is present, by the availability of products and the cost of transportation to the area from other locations. Competition for oil supplies is based primarily on the price and scope of services, location of the facility and connectivity to the best priced markets.
As a result of our contractual relationship with MPC under our transportation and storage services agreements, our terminal services agreement, our fuels distribution agreement and our physical asset connections to MPC’s refineries and terminals, we believe that MPC will continue to utilize our assets for transportation, storage, distribution and marketing services. If MPC’s customers reduce their purchases of refined products from MPC due to increased availability of less expensive refined product from other suppliers or for other reasons, MPC may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which could decrease our revenues.
In our Natural Gas and NGL Services segment, we face competition for natural gas gathering and in obtaining natural gas supplies for our processing and related services; in obtaining unprocessed NGLs for transportation and fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering systems and gas processing plants, operating efficiency and reliability, residue gas and NGL market connectivity, the ability to obtain a satisfactory price for products recovered and the fees charged for services supplied to the customer. Competitive factors affecting our fractionation services include availability of fractionation capacity, proximity to supply and industry marketing centers, the fees charged for fractionation services and operating efficiency and reliability of service. Competition for customers to purchase our natural gas and NGLs is based primarily on price, credit and market connectivity.
Our Natural Gas and NGL Services competitors include:
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
INSURANCE
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and business interruption. We are insured under MPC and other third-party insurance policies. The MPC policies are subject to a shared retention.
SEASONALITY
The volume of crude oil and refined products transported and stored utilizing our assets is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. The majority of the effects of seasonality on the Crude Oil and Products Logistics segment’s revenues are mitigated through the use of capacity-based agreements and minimum volume commitments.
In our Natural Gas and NGL Services segment, we experience minimal impacts from seasonal fluctuations, which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. Overall, our exposure to the seasonality fluctuations is limited due to the nature of our fee-based business.
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
Pipeline Regulations
Liquids Pipelines
Some of our existing pipelines are considered interstate common carrier pipelines subject to regulation by the FERC under the ICA, Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and the terms and conditions of service must not be unduly discriminatory. The ICA permits interested persons to challenge newly proposed tariff rates or terms and conditions of service, or any change to tariff rates or terms and conditions of service, and authorizes FERC to suspend the effectiveness of such proposal or change for a period of time to investigate. If, upon completion of an investigation, FERC finds that the new or changed service or rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. An interested person may also challenge existing terms and conditions of service or rates and FERC may order a carrier to change its terms and conditions of service or rates prospectively. Upon an appropriate showing, a shipper may also obtain reparations, from a pipeline, for damages sustained as a result of rates or terms which FERC deemed were not just and reasonable. Such reparation damages may accrue from the complaint through the final order and during the two years prior to the filing of a complaint.
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

Energy Policy Act of 2005
Under the Domenici-Barton Energy Policy Act of 2005 (“EPAct 2005”) and related regulations, it is unlawful for gas pipelines and storage companies that provide interstate services to: (i) directly or indirectly, use or employ any device, scheme or artifice to defraud in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 gives the FERC civil penalty authority to impose penalties for certain violations. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.
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
The DOT has delegated its authority under these statutes to the PHMSA, which administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of natural gas by pipeline (49 C.F.R. Part 192), as well as hazardous liquids by pipeline (49 C.F.R. Part 195), including regulations for the design and construction of new pipelines or those that have been relocated, replaced or otherwise changed (Subparts C and D of 49 C.F.R., Part 195); pressure testing of new pipelines (Subpart E of 49 C.F.R. Part 195); operation and maintenance of pipelines, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs and managing the operation of pipeline control rooms (Subpart F of 49 C.F.R. Part 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 C.F.R. Part 195); and integrity management requirements for pipelines in HCAs (49 C.F.R. 195.452). PHMSA has undertaken a number of initiatives to reevaluate its pipeline safety regulations. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors.
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
The EPA’s rule designating Perfluorooctanoic Acid (“PFOA”) and Perfluorooctane Sulfonate (“PFOS”) as hazardous substances under CERCLA Section 102(a) became effective on July 8, 2024. In addition, EPA has received three petitions requesting regulatory action on per- and polyfluoroalkyl substances (“PFAS”) under RCRA and in February 2024, proposed two regulations that would add nine PFAS, including PFOA and PFOS, to the list of RCRA hazardous constituents and broaden the definition of hazardous waste applicable to corrective action requirements at hazardous waste treatment, storage, and disposal facilities. We cannot currently predict the impact of these regulations on our remediation costs.
Solid and Hazardous Wastes
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
On October 22, 2019, EPA and the Army Corps published a final rule to repeal the 2015 “Clean Water Rule: Definition of Waters of the United States” (“2015 Rule”), which amended portions of the Code of Federal Regulations to restore the regulatory text that existed prior to the 2015 Rule, effective December 23, 2019. The rule repealing the 2015 Rule has been challenged in multiple federal courts. On April 21, 2020, EPA and the Army Corps promulgated the Navigable Waters Protection Rule (“2020 Rule”) to define “waters of the United States.” The 2020 Rule has been vacated by a federal court. On January 18, 2023, EPA and the Army Corps published a final rule (“2023 Rule”) repealing the 2020 Rule defining “waters of the United States” and adopting a rule largely based upon the definition adopted in 1986 with some revisions based upon subsequent United States Supreme Court rulings, in particular Rapanos v. United States (2006), which produced two different tests for determining “waters of the United States,” the relatively permanent waters and significant nexus tests. The 2023 Rule has been challenged in multiple federal courts and has been enjoined from applying in 27 states where the pre-2015 “waters of the United States” definition and guidance applies. On May 25, 2023, the United States Supreme Court issued its decision in Sackett v. EPA rejecting the significant nexus test in favor of the relatively permanent waters test, thereby narrowing the scope of wetlands and other water bodies regulated as “waters of the United States.” On September 8, 2023, EPA and the Army Corps revised the 2023 Rule to conform to the Sackett decision (“Revised 2023 Rule”). The Revised 2023 Rule applies in only 23 states and has also been challenged in multiple federal courts. The regulatory uncertainty could result in delays in permitting and impact pipeline construction and maintenance activities.
In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The Army Corps subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. A challenge of the 2021 authorization is currently pending before the U.S. District Court for the District of Columbia (“D.D.C.”), after being transferred from the U.S. District Court for the District of Montana in August 2022 and the plaintiffs request the court vacate and remand the 2021 authorization. Also, a petition has been filed with the Army Corps asking it to revoke the 2021 authorization. The Army Corps could repeal or replace the 2021 authorization in a subsequent rulemaking. The repeal, vacatur, revocation or modification of the 2021 authorization could impact pipeline construction and maintenance activities.
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
In May 2016, EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - PFOA and PFOS. These HALs were updated in June 2022, when EPA also issued HALs for two additional PFAS substances. In February 2019, EPA issued a PFAS Action Plan identifying actions it is planning to take to study and regulate various PFAS chemicals. EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) developing cleanup recommendations for PFOA and PFOS, (3) evaluating listing PFOA and PFOS as hazardous substances under CERCLA, and (4) conducting toxicity assessments for other PFAS chemicals. On December 5, 2022, EPA issued to states and EPA regional offices a memorandum providing guidance for addressing PFAS discharges in wastewater and stormwater. Also, on April 26, 2024, EPA issued a final rule establishing national drinking water standards for PFOS, PFOA, perfluorohexane sulfonic acid (“PFHxS”), perfluorononanoic acid (“PFNA”), perfluorobutane sulfonic acid (“PFBS”), and hexafluoropropylene oxide dimer acid and its ammonium salt (also known as “GenX”). Congress may also take further action to regulate PFAS. We cannot currently predict the impact of potential statutes or regulations on our operations. In addition, many states are actively proposing and adopting legislation and regulations relating to the use of AFFFs containing PFAS. Additionally, many states are using EPA HALs for PFOS and PFOA and some states are adopting and proposing state-specific drinking water and cleanup standards for various PFAS, including but not limited to PFOS and PFOA. We cannot currently predict the impact of these regulations on our liquidity, financial position, or results of operations.

Air Emissions
The CAA and comparable state laws restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements. However, we have incurred capital expenditures and may continue to incur capital expenditures in the future for installation of air pollution control equipment and encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs.

In February 2024, EPA released a final rule to lower the primary (health-based) fine particulate matter annual standard from its current level of 12.0 µg/m3 to 9.0 µg/m3. Lowering of the National Ambient Air Quality Standards (“NAAQS”) and subsequent designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require emission reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various state implementation plan requirements at this time.
In 2007, the California Air Resources Board (“CARB”) adopted the At-Berth Regulation to control airborne emissions from ocean-going vessels at berth but excluded tanker vessels due to safety and technological challenges for stack emission capture on vessels with hazardous cargo, which challenges still exist today. CARB amended the regulation in August 2020 to include maximum emission rates from auxiliary engines and boilers used to unload tanker vessels at berth. The obligation to meet the emission rates applies to both a vessel and the terminal where it is unloading. The emission rates apply to vessels unloading at terminals at the Port of Long Beach and the Port of Los Angeles beginning January 1, 2025, and at all other terminals beginning January 1, 2027. The amended regulation has been challenged in court. Compliance with the regulation is expected to increase our costs at affected facilities; however, to the extent permitted by regulations and our existing agreements, we expect to pass these costs on to our customers.
GHG Emissions
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
Congress has from time to time considered legislation to regulate GHG emissions, and it is possible that such legislation could be enacted in the future. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, crude oil and natural gas produced by our exploration and production customers that, in turn, could reduce the demand for our services and thus adversely affect our cash available for distribution to our unitholders.
Under the National Environmental Policy Act, environmental assessments must be performed for certain projects, including construction of certain new pipelines. Uncertainty related to the environmental assessment, including whether the environmental assessment must consider direct and indirect GHG emissions, can result in delay and increased costs in completing new projects.

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
Safety Matters
We are subject to oversight pursuant to the federal Occupational Safety and Health Act, as amended (“OSH Act”), as well as comparable state statutes that regulate the protection of the health and safety of workers. We believe that we have conducted our operations in substantial compliance with regulations promulgated pursuant to the OSH Act, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.
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
The Secretary of Homeland Security is vested with the authority and discretion to waive the Jones Act to such extent and upon such terms as the Secretary may prescribe whenever the Secretary of Homeland Security deems that such action is necessary in the interest of national defense. For example, the Secretary of Homeland Security has waived the Jones Act for limited periods of time and in limited areas following the occurrence of certain natural disasters such as hurricanes. Waivers of the Jones Act can result in increased competition from foreign tank vessel operators, which could negatively impact our marine transportation business.
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
Employee Profile
As of December 31, 2024, our general partner and its affiliates had approximately 5,560 full-time employees that provide services to us under our employee services agreements.
Safety
MPC is committed to safe operations to protect the health and safety of its employees, contractors and communities. MPC’s commitment to safe operations is reflected in its safety systems design, its well-maintained equipment and by learning from its incidents. Part of MPC’s effort to promote safety includes the Operational Excellence Management System, which expands on the RC14001® scope, incorporates a Plan-Do-Check-Act continual improvement cycle, and aligns with ISO 9001, incorporating quality and an increased stakeholder and process focus. Together, these components of MPC’s safety management system provide it with a comprehensive approach to managing risks and preventing incidents, illnesses and fatalities. Additionally, MPC’s annual cash bonus program includes a broad set of measures tied to safety, environmental stewardship and human capital management.
Talent Management
MPC’s People Strategy holistically addresses the dynamic business environment it operates in. It enables MPC to be an employer of choice in the face of shifting talent needs and availability. Executing this People Strategy requires that it attracts and retains the best talent with the right capabilities when we need them. Attracting and retaining top talent involves presenting employees with the tools for success and providing opportunities for long-term engagement and career advancement. Its Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows it to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. MPC believes each candidate brings a new perspective to its workforce, and it actively seeks candidates with a variety of backgrounds and experience.
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
MPC offers comprehensive benefits that are also benchmarked annually, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. MPC also provides retirement programs, life insurance, family building and support programs, sick and disability benefits, education assistance, as well as supports the well-being of employees and their families through a comprehensive Employee Assistance Program and financial wellness tools. In addition, MPC encourages employees to refresh and recharge by providing competitive vacation programs and paid parental leave benefits for birth mothers and nonbirth parents. Further, MPC awards a significant number of college and trade school scholarships to the high school senior children of its employees through the Marathon Petroleum Scholars Program. Both full-time and part-time employees are eligible for these benefits.
Inclusion
Inclusion is embedded in MPC’s People Strategy, guided by core values, and supported by a dedicated team of subject matter experts and leadership. Its People Strategy is based on three pillars: building a diverse workforce, creating a more inclusive culture, and contributing to our thriving communities.
MPC promotes inclusivity and respect among its employees. It recognizes that when employees feel valued, it shows in their performance. MPC’s employee networks are fundamental to achieving this goal and connect employees with others who have shared experiences. These seven groups use a member and ally model to promote inclusion - Asian, Black, Disability, Hispanic, LGBTQ+, Veterans, and Women. Led by employees with involvement and support from executive sponsors, MPC’s networks connect colleagues from across the company and provide opportunities for development, networking, and community involvement.
AVAILABLE INFORMATION
General information about MPLX LP and its general partner, MPLX GP LLC, including Governance Principles, Audit Committee Charter, Conflicts Committee Charter and Certificate of Limited Partnership, can be found at www.mplx.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available in this same location.
MPLX LP uses its website, www.mplx.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the SEC, or on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.
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
•a significant decrease in crude oil and natural gas production in our areas of operation;
•challenges in accurately estimating expected production volumes of our producer customers;

•our dependence on third parties for the crude oil, natural gas and refined products we gather, transport and store, the natural gas we process, and the NGLs we fractionate and stabilize at our facilities;
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
•business, compliance and reputational risks associated with increasing regulatory focus on data privacy issues, integrating artificial intelligence into our processes and expanding laws in those areas;
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
Business and Operational Risks
A significant decrease in oil and natural gas production in our areas of operation may adversely affect our business, financial condition, results of operations and cash available for distribution.
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
This impact may also be exacerbated in circumstances where our compensation for services is commodity-based, which are more directly impacted by changes in natural gas and NGL prices than our fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, our purchase and resale of natural gas and NGLs in the ordinary course exposes us to significant risk of volatility in natural gas or NGL prices due to the potential difference in price at the time of the purchases and then the subsequent sales. The significant volatility in natural gas, NGL and crude oil prices could adversely impact our unit price, thereby increasing our distribution yield and cost of capital. Such impacts could adversely impact our ability to execute our long-term organic growth projects, satisfy our obligations to our customers, and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.

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
Our operations are subject to business interruptions and present inherent hazards and risks, which could adversely impact our results of operations and financial condition.
Our operations are subject to business interruptions, such as unplanned maintenance, explosions, fires, pipeline releases, product quality incidents, power outages, severe weather, labor disputes, acts of terrorism or other natural or man-made disasters. These types of incidents adversely affect us. Our customers’ operations, including MPC’s refining operations, are subject to similar risks.
These types of incidents adversely affect our operations and may result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses. We and our customers have experienced certain of these incidents in the past. For assets located near populated areas, the level of damage resulting from these incidents could be greater. Due to the nature of our operations, certain interruptions could impact operations in other regions.
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
Damages resulting from an incident involving any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially substantial claims or in our being assessed potentially substantial fines by governmental authorities.
We may be negatively impacted by inflation.
Increases in inflation may have an adverse effect on us. Such increases in inflation could impact the commodity markets generally, the overall demand for our products and services, our costs for labor, material and services and the margins we are able to realize on our products and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.
We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers.
We are increasingly dependent on our information technology systems and those of our third-party business partners and service providers for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and regulated personal data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions.
Our information systems (and those of our third-party business partners and service providers), including our cloud computing environments and operational technology environments, are subject to numerous and evolving cybersecurity threats and attacks, including ransomware and other malware, phishing and social engineering schemes, supply chain attacks, and advanced artificial intelligence attacks, which can compromise our ability to operate, and the confidentiality, availability, and integrity of data in our systems or those of our third-party business partners and service providers. These and other cybersecurity threats may originate with criminal attackers, advanced persistent threats and nation-state actors, state-sponsored actors, or employee error or malfeasance. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software, including software commonly used by companies in cloud-based services and bundled software. Because the techniques used to obtain unauthorized access, or to disable or degrade systems continuously evolve and some have become increasingly complex and sophisticated, and can remain undetected for a period of time despite efforts to detect and respond in a timely manner, we (and our third-party business partners and service providers) are subject to the risk of cyberattacks and cybersecurity incidents.
Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. We and our third-party vendors and service providers have been and may in the future be subject to cybersecurity events and incidents of varying degrees. To date, the impacts of prior events and incidents have not had a material adverse effect on us.
Cybersecurity incidents involving our information technology systems or those of our third-party business partners and service providers can result in theft, destruction, loss, misappropriation or release of confidential financial data, regulated personal data, intellectual property and other information; give rise to remediation or other expenses; result in litigation, claims and increased regulatory review, investigations, or scrutiny; reduce our customers’ willingness to do business with us; disrupt our operations and the services we provide to customers; and subject us to litigation and legal liability under international, U.S. federal and state laws. Any of such results could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Increasing regulatory focus on and expanding laws related to data privacy issues could expose us to increased liability, subject us to lawsuits, investigations, reputational harm and increase costs and restrictions on our operations that could significantly and adversely affect our business.
Along with our own data and information collected in the normal course of our business, we collect, use, transfer and retain certain data that is subject to specific laws and regulations. The transfer and use of this data is becoming increasingly complex. This data is subject to governmental regulation at international, federal, state and local levels in many areas of our business, including data privacy and security laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”). To date, comprehensive state privacy laws have been proposed or passed in more than twenty U.S. states. Additionally, the U.S. Federal Trade Commission and multiple state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures regarding such practices. Existing and potential future data privacy laws pose increasingly complex compliance, monitoring and control obligations and could potentially elevate our costs and risk exposure. As the implementation, interpretation, and enforcement of such laws continue to progress and evolve, there may also be developments that amplify such costs and risk exposure. Any failure by us to comply with these laws and regulations, including as a result of a cybersecurity incident or privacy breach, could expose us to significant penalties and liabilities, including individual claims or consumer class actions, commercial litigation, administrative, and investigations or actions, regulatory intervention and sanctions or fines.
As we integrate artificial intelligence technologies into our processes, these technologies may present business, compliance and reputational risks.
Recent and continuously evolving technological advances in artificial intelligence (“AI”) and machine-learning technology present new opportunities and also pose new risks. Our introduction of these technologies into our processes may result in new or expanded risks and liabilities. Such risks and liabilities include enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The utilization of AI could also result in loss of intellectual property and subject us to heightened risks related to intellectual property infringement or misappropriation. The use of AI can lead to unintended consequences, including generating content that is inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to risks related to inaccuracies or errors in the output of such technologies.
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
Refining, gathering and processing, pipeline and terminal infrastructure, and other energy assets, may be the subject of terrorist attacks or other targeted operational disruptions. Any attack or targeted disruption of our operations, those of our customers or, in some cases, those of other energy industry participants, could have a material and adverse effect on our business. Similarly, any similar event that severely disrupts the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.
Many of our assets have been in service for many years and, as a result, our maintenance or repair costs may increase in the future.
Our pipelines, terminals, fractionators, processing facilities and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.
Severe weather events, other climate conditions and earth movement and other geological hazards may adversely affect our and our customers’ assets and ongoing operations.
Our and our customers’ assets are subject to acute physical risks, such as floods, hurricane-force winds, wildfires, winter storms, and earth movement in variable, steep and rugged terrain and terrain with varied or changing subsurface conditions, and chronic physical risks, such as sea-level rise or water shortages. For example, in 2024, our Tampa Terminal and other logistics assets were adversely affected by hurricanes. The occurrence of these and similar events have had, and may in the future have, an adverse effect on our assets and operations. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events or other climate conditions increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
•the prices of, level of production of and demand for crude oil, natural gas, NGLs and refined products;
•the level of our operating costs including repairs and maintenance;
•the relative prices of NGLs and crude oil; and
•prevailing economic conditions.
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
•the level and timing of capital expenditures we make, including capital expenditures incurred in connection with our growth projects;
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
We have significant debt obligations, which totaled $21.2 billion as of December 31, 2024, including amounts, if any, outstanding under our loan agreement with MPC. We may incur significant debt obligations in the future. Our indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:
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
Our revolving credit facility and our loan agreement with MPC have variable interest rates. As a result, future interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future at or prior to the applicable stated maturity.
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
We are subject to risks of loss resulting from non-payment or non-performance by our customers, which risks may increase during periods of economic uncertainty. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. This risk is further heightened during sustained periods of declines of natural gas, NGL and crude oil prices. To the extent any of our customers are in financial distress or commence bankruptcy proceedings, our contracts with them, including provisions relating to dedications of production, may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If a contract with a customer is altered or rejected in bankruptcy proceedings, we could lose some or all of the expected revenues associated with that contract. Any such material non-payment or non-performance could reduce our ability to make distributions to our unitholders.
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
As of December 31, 2024, our balance sheet reflected $7.6 billion and $518 million of goodwill and other intangible assets, respectively. We have in the past recorded significant impairments of our goodwill. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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
Legal and Regulatory Risks
We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental and other laws or regulations. Additionally, changes to the federal government’s policies and operations could lead to increased regulatory uncertainty and volatility, which may impact our business, financial condition and results of operations.
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
•pollution prevention;
•climate change and GHG emissions;
•the production, importation, use, and disposal of specific chemicals;
•public and employee safety and health;
•permitting;
•inherently safer technology; and
•facility security.

The specific impact of laws and regulations on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas and production processes and subsequent judicial interpretation of such laws and regulations. We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations. We have incurred and may in the future incur liability for personal injury, property damage, natural resource damage or clean-up costs due to alleged contamination and/or exposure to chemicals such as benzene and methyl tert-butyl ether (“MTBE”). There is also increased regulatory interest in PFAS, which we expect will lead to increased monitoring and remediation obligations and potential liability related thereto. Such expenditures could materially and adversely affect our business, financial condition, results of operations and cash flows.
In early 2025, the new U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions on topics including international trade, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs, environmental regulations, as well as other matters. Further, the new presidential administration has indicated an intent to make structural changes to the executive branch of the federal government, including significant reductions in the federal workforce. Continuing legal challenges to many of the policy changes and executive actions are expected. Such actions may directly or indirectly impact our industry and could lead to increased regulatory uncertainty and volatility. We cannot predict how these policy changes and executive actions will be implemented and interpreted, or the ultimate effect they will have on our business, financial condition and results of operations.
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
Certain municipalities have also proposed or enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect demand for the natural gas that we transport and store. Certain jurisdictions have enacted or are considering ordinances that would prohibit construction or expansion of fossil fuel terminals.
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
Governmental and other entities in various U.S. states have filed lawsuits against various energy companies, including MPC, alleging damages as a result of climate change, false statements about climate change, and violations of various consumer protection statutes. The plaintiffs are seeking unspecified damages and abatement under various tort theories.
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
We operate and develop our business with the expectation that regulations and societal sentiment will continue to enable the development, transportation and use of carbon-based fuels. However, policy decisions relating to the production, refining, transportation, storage and marketing of carbon-based fuels are subject to political pressures and the influence of public sentiment on GHG emissions, climate change, and climate adaptation. Additionally, societal sentiment regarding carbon-based fuels may adversely impact our reputation and MPC’s ability to attract and retain the employees who provide services to us.
The approval process for our projects has become increasingly challenging, due in part to state and local concerns related to pipelines, negative public perception regarding the oil and gas industry, and concerns regarding GHG emissions downstream of pipeline operations. Our expansion or construction projects may not be completed on schedule (or at all), or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly.
Increasing attention to environmental, social and governance matters may impact our business and financial results.
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community, including climate change, energy transition matters, and inclusion. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote ESG-related change at public companies, including, but not limited to, through the investment and voting practices of investment advisers, pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on our access to capital. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHG emission reduction and energy transition strategies. If we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions, reduce GHG intensity for new and existing projects, increase our non-fossil fuel product portfolio, and/or address other ESG-related stakeholder concerns, our business and results of operations could be materially and adversely affected. Further, our reputation could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
Our goals, targets and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and unit price.
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures regarding climate-related initiatives. In 2022, MPLX established a target to reduce methane emissions intensity and MPC, MPLX’s largest customer, has established a target to reduce GHG emissions. These targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We assess progress with these targets on an annual basis. We may modify, discontinue, update or expand targets or adopt new metrics as new information, opportunities, and technologies become available. Further, there are conflicting expectations and priorities from regulatory authorities, investors, voluntary reporting frame works, and other stakeholders surrounding accounting and disclosure of ESG matters and climate related initiatives. Our efforts to accomplish and accurately report on these goals and objectives, which may be, in part, dependent on the actions of suppliers and other third parties, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and unit price.
Efforts to achieve goals and targets, such as the foregoing and future internal climate-related initiatives, may increase costs, require purchase of carbon credits, or limit or impact our business plans and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets and an impairment of the associated net book value, among other material adverse impacts. Additionally, as the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, including the SEC’s currently stayed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Our failure or perceived failure to pursue or fulfill such goals and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, unit price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
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
Future transactions involving the addition of new assets or businesses will present risks, which may include, among others:
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
MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2024, MPC had consolidated long-term indebtedness of approximately $27.8 billion, of which $6.6 billion was a direct obligation of MPC or its subsidiaries other than MPLX or its consolidated subsidiaries. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.
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
MPC owned our general partner and approximately 63 percent of our outstanding common units as of February 21, 2025. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership, conflicts of interest may arise between MPC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including MPC, over the interests of our common unitholders, which may occur under our Partnership Agreement without being independently reviewed by the conflicts committee. These conflicts include, among others, the following situations:
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 21, 2025, our general partner and its affiliates owned approximately 63 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
As of February 21, 2025, MPC held 647,415,452 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
Risk Management and Strategy
MPC has processes in place designed to protect our information systems, data, assets, infrastructure and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability. These enterprise-wide processes are based upon policies, practices and standards that guide MPC on identifying, assessing, and managing material cybersecurity risks and include, but are not limited to:
•placing security limits on physical and network access to our information technology (“IT”) and operating technology (“OT”) systems;
•employing internal IT and OT controls designed to detect cybersecurity threats by collecting and analyzing data in MPC’s centralized cybersecurity operations center;
•utilizing layers of defensive methodologies designed to facilitate cyber resilience, minimize attack surfaces, and provide flexibility and scalability in MPC’s ability to address cybersecurity risks and threats;
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
MPC applies an enterprise risk management (“ERM”) methodology as established and led by the MPC and MPLX GP executive leadership team and overseen by the Board to identify, assess, and manage enterprise-level risks. MPC’s cybersecurity risk program directly integrates and is intended to align with MPC’s governing ERM program.
MPC engages with external resources to contribute to and provide independent evaluation of its cybersecurity practices, including a periodic assessment of its cybersecurity program that is performed by a third party. MPC’s cybersecurity leadership and operational teams monitor cybersecurity threat intelligence and applicable cybersecurity regulatory requirements in a variety of ways, including by communicating with federal agencies, trade associations, service providers, and other miscellaneous third-party resources. MPLX GP’s management team, through consultation with MPC’s Senior Vice President and Chief Digital Officer (“CDO”), Vice President and Chief Information Security Officer (“CISO”), and the MPLX GP Audit Committee of the MPLX GP Board, use the information gathered from these sources to inform long-term cybersecurity investments and strategies which seek to identify cybersecurity threats and protect against, detect, respond to and recover from cybersecurity incidents.
The information systems, data, assets, infrastructure, and computing environments of MPC’s third-party service providers are also at risk of cybersecurity incidents. MPC manages third-party service provider cybersecurity risks through contract management, evaluation of applicable security control assessments, and third-party risk assessment processes.
As of February 27, 2025, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents have had, or are reasonably likely to have, a material adverse effect on the Partnership, including our business strategy, results of operations or financial condition. However, there can be no assurance that MPC’s cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that efforts will always be successful. It is possible that cybersecurity incidents may occur and could have a material adverse effect on our business strategy, results of operations, or financial condition. See “Business and Operational Risks--We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Governance
The full Board of Directors of MPLX GP oversees enterprise-level risks and has delegated to the Audit Committee of the MPLX GP Board oversight of risks from cybersecurity threats as informed through MPC’s ERM program. MPC’s CDO and CISO are standing members of the ERM committee, comprised of members of senior management, and as part of the committee, report on and evaluate cybersecurity threats and risk management efforts, as communicated to them by way of their direct reports and the larger cybersecurity team. The MPC CDO and CISO are responsible for managing risks from cybersecurity threats. The CDO and CISO provide regular cybersecurity briefings to the MPLX GP Board of Directors including the MPLX GP Audit Committee, with a minimum of two briefings per year and additional briefings as needed. The MPLX GP Audit Committee also has direct access to the CDO and CISO and their management teams for other updates on cybersecurity and information security strategy throughout the year. Additionally, the CDO and CISO, from time to time, meet with members of management to discuss cybersecurity risks, strategy, and threats.
MPC’s CISO is responsible for implementing the cybersecurity program which is comprised of Cybersecurity GRC (Governance, Risk & Compliance), Cybersecurity Architecture, Engineering & Operations, and a Cyber Fusion Center that includes Threat Intelligence, Vulnerability Management, & Incident Response. MPC’s CISO has more than 30 years of experience in the oil and gas industry and has held various leadership and strategic roles across IT, software R&D and marketing, including collectively serving as a chief information security officer for seven years at two publicly traded companies. Its CISO also holds an Executive

Master in Cybersecurity degree, a Master of Computer Science degree, and undergraduate degrees in both computer science and mathematics.
MPC’s CISO works at the direction of MPC’s CDO, who has more than 20 years of executive IT leadership experience and leads the company’s Digital and Information Technology functions that seek to provide innovative, secure, and reliable technology products and services to MPC and its customers. Prior to joining MPC in 2021, its CDO was employed by General Electric Company (“GE”) and its subsidiary companies for over 20 years, holding several executive IT leadership roles with increasing responsibility. He was then named Senior Vice President and Chief Information Officer of Services for parent company GE in 2017 and was later named the Vice President and Chief Information Officer of GE Healthcare. MPC’s CDO holds a Bachelor’s degree in Business Administration, Management and Information Systems.

Item 2. Properties
CRUDE OIL AND PRODUCTS LOGISTICS
Crude Oil and Refined Product Pipelines
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
Our products pipelines are strategically positioned to transport products from certain MPC refineries to MPC and MPLX operations, as well as those of third parties. Our product pipelines are integrated with MPC’s and MPLX’s expansive network of refined product terminals, which support MPC’s integrated business.
The following table sets forth information regarding our crude oil and refined product pipeline systems as of December 31, 2024.

	Diameter	Length (miles)
Crude Systems(1)	2" - 42"	5,172
Refined Product Systems(2)	4" - 36"	3,787
(1)    Includes approximately 16 miles of pipeline leased from third parties and 1,207 miles of inactive pipeline.
(2)    Includes approximately 2 miles of pipeline leased from third parties, 197 miles of inactive refined product pipeline, 87 miles in which we have partial ownership of 65 percent and 17 miles in which we have partial ownership of 50 percent.
The following table sets forth information regarding the pipeline systems which we have an interest in through ownership of our equity method investments as of December 31, 2024.

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
(2)    The investment in W2W Holdings LLC includes our 16 percent indirect interest in Wink to Webster Pipeline LLC.
(3)     LOOP LLC also includes the Louisiana Offshore Oil Port, a deepwater offloading crude oil port, as well as temporary crude oil storage.

Terminal Assets
The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2024.

Owned and Operated Terminals	Number of Terminals	Tank Shell Capacity (mbbls)	Number of Tanks
Refined Product Terminals:
Alabama	2	443	16
Alaska	3	1,540	35
California	8	3,472	56
Florida	3	2,265	48
Georgia	4	952	29
Idaho	3	1,020	51
Illinois	2	562	15
Indiana	7	3,770	68
Kentucky	6	2,587	56
Louisiana	2	5,469	53
Michigan	8	2,440	73
Minnesota	1	13	5
New Mexico	2	467	20
North Carolina(1)	3	1,343	26
North Dakota	1	—	—
Ohio	12	3,144	100
Pennsylvania	1	390	12
South Carolina	1	371	8
Tennessee	4	1,148	30
Texas	1	76	15
Utah	1	21	2
Washington	4	920	25
West Virginia	2	1,564	24
Total Refined Product Terminals	81	33,977	767
Asphalt Terminals:
Arizona	3	552	52
Minnesota	1	—	—
Nevada(2)	1	274	19
New Mexico	1	36	6
Texas	1	206	22
Total Asphalt Terminals	7	1,068	99
Total Terminals	88	35,045	866
(1)    MPLX also has partial ownership interest in one terminal with a tank shell capacity of 415 mbbls, of which MPLX is not the operator.
(2)    This terminal is accounted for as an equity method investment.
Marine Assets
The following table sets forth certain information regarding our marine assets in operation as of December 31, 2024. The marine business currently has associated transportation service agreements with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (mbbls)
Inland tank barges	319	8,568
Inland towboats	29	N/A
Our fleet of boats and barges transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from refineries and terminals owned by MPC in the Mid-Continent and Gulf Coast regions. We also have a marine repair facility (“MRF”), which is a full-service marine shipyard, located on the Ohio River, adjacent to MPC’s Catlettsburg, Kentucky refinery. The MRF is responsible for the preventive routine and unplanned maintenance of towboats, barges and local terminal facilities.

Refining Logistics Assets
The following table outlines the tankage owned by us, serving MPC’s refineries as of December 31, 2024. We also own and operate rail and truck racks and docks at certain of these refineries. Each of the following assets are currently included in storage services agreements with MPC.

MPC Refining Logistics Assets	Tank Capacity (mbbls)
Galveston Bay, Texas City, Texas	19,287
Garyville, Louisiana	16,481
Los Angeles, California	14,242
Robinson, Illinois	6,888
Anacortes, Washington	5,448
Catlettsburg, Kentucky	5,091
El Paso, Texas	5,084
Detroit, Michigan	5,019
St. Paul Park, Minnesota	3,983
Kenai, Alaska	3,488
Mandan, North Dakota	3,180
Canton, Ohio	2,687
Salt Lake City, Utah	2,139
Total	93,017
Additionally, MPLX owns refining logistics assets at MPC’s Martinez Renewable Fuels joint venture with 5,914 mbbls of associated storage capacity, and has entered into terminalling and storage service agreements with the joint venture and its partners to provide services for the facility.
Other Crude Oil and Products Logistics Assets
MPLX owns and operates various other midstream assets, including 31 barge docks with a total capacity of 4,893 mbpd and 8 storage caverns with a storage capacity of 3,632 mbbls. As of December 31, 2024, in addition to the storage tanks at MPC’s refineries, we operated 32 tank farms, including one leased tank farm, with total available storage capacity of 33,718 mbbls. Our operations also include a renewable fuels rail loading hub in North Dakota with 180 mbbls of storage capacity, and more than 100 miles of water pipeline systems in North Dakota and Wyoming dedicated to gathering and handling produced water associated with well completion and production activities. These assets each currently have associated service agreements with MPC or third parties.

NATURAL GAS AND NGL SERVICES
The following tables set forth certain information relating to our consolidated and operated joint venture natural gas gathering systems, gas processing facilities, fractionation facilities and NGL pipelines as of and for the year ended December 31, 2024. See further discussion about our joint ventures in Item 8. Financial Statements and Supplementary Data - Note 5.
Natural Gas Gathering Systems

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	1,622	1,521	94%
Utica Operations	3,903	2,544	68%
Southwest Operations	3,180	1,698	55%
Bakken Operations	239	183	77%
Rockies Operations(2)	1,299	633	49%
Total Natural Gas Gathering	10,243	6,579	66%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Includes 47 MMcf/d of volumes gathered for third parties by our operated joint venture Rendezvous Gas Services, L.L.C. (“RGS”). Excludes RGS gathering capacity of 1,032 MMcf/d and volumes gathered by RGS which generally interconnect with our owned Rockies region gathering systems.
Gas Processing Complexes

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	6,520	5,974	92%
Utica Operations	1,325	832	63%
Southwest Operations(2)	2,745	1,844	70%
Southern Appalachia Operations	425	215	51%
Bakken Operations(3)	185	182	98%
Rockies Operations	1,177	616	52%
Total Gas Processing	12,377	9,663	79%
(1)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    The capacity presented above includes our proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as we own a non-operating 40 percent interest in this joint venture. Actual throughput of 118 MMcf/d representing our share of processed volumes is also included and used to compute the utilization presented above.
(3)    Includes volumes processed at third-party facilities in the Bakken.
Fractionation Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations(2)(3)	413	336	81%
Utica Operations(2)(3)(4)	—	—	—%
Southern Appalachia Operations(2)(5)	24	12	50%
Bakken Operations	33	20	61%
Rockies Operations	5	5	100%
Total C3+ Fractionation	475	373	78%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Certain complexes have above-ground NGL storage with a usable capacity of 1,333 thousand barrels.
(3)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus Operations totals for purposes of utilization calculations. During the year ended December 31, 2024, the Marcellus Operations and Utica Operations accounted for approximately 86 percent and 14 percent of total throughput at the Hopedale fractionation complex, respectively. Actual throughput presented within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for Marcellus and Utica Operations includes each region’s actual utilization of the complex.
(4)    We operate a condensate stabilization facility with a capacity of 23 mbpd and 77 thousand barrels of condensate storage. Actual NGL throughput at this facility was 13 mbpd for the year ended December 31, 2024.
(5)    This region includes complexes with both above-ground, pressurized NGL storage facilities, with usable capacity of 48 thousand barrels, and underground storage facilities, with usable capacity of 238 thousand barrels.

De-ethanization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations	309	265	86%
Utica Operations	40	16	40%
Rockies Operations	5	—	—%
Total De-ethanization	354	281	80%
(1)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
NGL Pipelines

Region	Diameter	Length (miles)	Throughput(1) (mbpd)
Marcellus Operations	6" - 20"	443	431
Utica Operations	4" - 20"	185	52
Southwest Operations(2)	6" - 16"	137	148
Southern Appalachia Operations	6" - 8"	140	12
Bakken Operations	6" - 12"	104	20
Rockies Operations	4" - 8"	36	5
Total NGL Pipelines		1,045	668
(1)    NGL throughput is a weighted average for days in operation.
(2)    Southwest Operations includes the portion of the BANGL Pipeline system operated by MPLX. BANGL, LLC, in which MPLX has a 45 percent ownership interest, also owns a 42 percent undivided joint interest in a 323 mile NGL pipeline.
Other Natural Gas and NGL Services Assets
In addition to the MPLX-operated equity method investments included in the above tables, we also have ownership interests in natural gas & NGL pipeline systems through the following entities:

	Diameter	Length (miles)	Ownership Percentage
Natural Gas Pipelines:
Delaware Basin Residue, LLC(1)	12" - 42"	249	10%
MXP Parent, LLC(2)	36" - 42"	580	5%
WPC Parent, LLC(3)	36" - 42"	541	30%
NGL Pipelines:
Panola Pipeline Company, LLC	8" - 20"	253	15%
(1)    Includes Agua Blanca Pipeline and Carlsbad Gateway Pipeline.
(2)    Includes Matterhorn Express Pipeline.
(3)    Includes our indirect interest in Whistler Pipeline as well as our 70 percent indirect ownership in the ADCC Pipeline lateral. Also includes 50 percent indirect interest in Waha Gas Storage, which primarily owns natural gas storage facilities.
Title to Properties
We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. In many instances, lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants, as well as potential conflicts with other mineral or surface use owners. We have obtained, where determined necessary, permits, leases, license agreements and franchise ordinances from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, as applicable. We also have obtained easements and license agreements from railroad companies to cross over or under railroad properties or rights-of-way. Some of the property rights we have obtained are revocable at the election of the grantor. In addition, we lease vehicles, building spaces and pipeline equipment under long-term operating leases, most of which include renewal options. Many of our compression, processing, fractionation and other facilities, including certain fractionation plants and certain of our pipelines and other facilities, are on land that we either own in fee or that is held under long-term leases. For any such facilities that are on land that we lease, we could be required to remove our facilities upon the termination or expiration of the leases.
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
Dakota Access Pipeline
We hold a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Bakken Pipeline system. In 2020, the D.D.C. ordered the United States Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement going forward. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which will follow the issuance of the final EIS. According to public statements from Army Corps officials, the EIS is now expected to be issued in 2025.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
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
Edwardsville Incident
In March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC (“MPL”), an indirect wholly owned subsidiary of MPLX LP, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22" line near Edwardsville, Illinois. In September 2023, the U.S. Department of Justice and EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as three pipeline incidents in Illinois and Indiana in 2018, 2020 and 2021. We cannot currently estimate the timing of the resolution of this matter but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE and traded under the symbol “MPLX.” As of February 21, 2025, there were approximately 233 registered holders of our outstanding common units.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2024, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
10/1/2024-10/31/2024	453,805	$44.25	453,805	$600
11/1/2024-11/30/2024	505,376	48.51	505,376	575
12/1/2024-12/31/2024	1,144,766	48.39	1,144,766	$520
Total	2,103,947	$47.53	2,103,947
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
(3)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of the Annual Report on Form 10-K does not address certain items regarding the year ended December 31, 2022. Discussion and analysis of 2022 and year-to-year comparisons between 2023 and 2022 not included in this Annual Report on Form 10-K can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
MPLX OVERVIEW
We are a diversified, large-cap MLP formed by MPC in 2012 that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The business consists of two segments based on the product-based value chain each supports: Crude Oil and Products Logistics and Natural Gas and NGL Services. Our assets are positioned throughout the United States. The Crude Oil and Products Logistics segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The Crude Oil and Products Logistics segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The Natural Gas and NGL Services segment provides gathering, processing and transportation of natural gas as well as the transportation, fractionation, storage and marketing of NGLs.
SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS
Significant financial and other highlights for the years ended December 31, 2024, 2023 and 2022 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.

Financial Highlights (millions of dollars)
Revenues and other income(1)
11,933
11,281
11,613
Net income attributable to MPLX LP(1)
4,317
3,928
3,944
Net cash provided by operating activities
5,946
5,397
5,019
Adjusted EBITDA attributable to MPLX(2)
6,764
6,269
5,775
DCF attributable to MPLX(2)
5,697
5,340
4,981
Adjusted free cash flow(2)
3,942
4,135
4,069
2024
2023
2022

(1)    The year ended December 31, 2022 includes a gain on a lease reclassification of $509 million. See Item 8. Financial Statements and Supplementary Data - Note 21 in the Consolidated Financial Statements for additional information.
(2)    Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Generated $5.9 billion of net cash provided by operating activities, $5.7 billion of distributable cash flow attributable to MPLX, and $3.9 billion of adjusted free cash flow (“Adjusted FCF”).
•Paid $3.6 billion in distributions during the year ended December 31, 2024, which includes a 12.5 percent increase in our quarterly distribution effective for the third quarter of 2024, in line with our commitment to return capital to unitholders.
•Repurchased $326 million of common units held by the public during the year ended December 31, 2024.
•In March 2024, acquired additional ownership interest in existing joint ventures and gathering assets in the Utica basin (“Utica Midstream Acquisition”).
•In May 2024, formed a new joint venture to strategically combine the Whistler Pipeline joint venture and the Rio Bravo Pipeline project (the “Whistler Joint Venture Transaction”). The combined platform connects Permian supply to incremental LNG export markets and supports the development of additional pipeline projects.
•Placed two new processing plants into service, Harmon Creek II in the Marcellus basin in February 2024 and Preakness II in the Permian Basin in July 2024.
•Acquired an additional 20 percent interest in BANGL, LLC, a joint venture that owns the natural gas liquids pipeline system, in July 2024, increasing our ownership interest to 45 percent.
•In February 2025, announced the expansion of MPLX’s Permian to Gulf Coast integrated value chain, with projects to construct a fractionation complex and the formation of strategic joint ventures to develop a complimentary 400 mbpd LPG export terminal and pipeline.

Current Economic Environment
The U.S. refining industry is expected to remain structurally advantaged over the rest of the world. Globally, demand for transportation fuels is expected to grow. Grid electrification, onshoring, near-shoring, and data center development are driving natural gas demand growth forecasts through the end of the decade. Producer activity remains strong across the Marcellus, Utica, and Permian basins. In the Northeast, drilling efficiencies and longer laterals are driving increased production volumes. In the Utica, producers are targeting economically advantaged, liquids-rich acreage. We are well positioned to support the development plans of our producer customers.
NON-GAAP FINANCIAL INFORMATION
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, Adjusted FCF, and Adjusted FCF after distributions.
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
Adjusted FCF and Adjusted FCF after distributions are financial liquidity measures used by management in the allocation of capital and to assess financial performance. We believe that unitholders may use this metric to analyze our ability to manage leverage and return capital. We define Adjusted FCF as net cash provided by operating activities adjusted for: (i) net cash used in investing activities; (ii) cash contributions from MPC; and (iii) cash distributions to noncontrolling interests. We define Adjusted FCF after distributions as Adjusted FCF less distributions to common and preferred unitholders.
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

RESULTS OF OPERATIONS
The following tables and discussion summarize our results of operations for the years ended 2024, 2023 and 2022, including a reconciliation of Adjusted EBITDA and DCF from Net income and Net cash provided by operating activities, the most directly comparable GAAP financial measures.

(In millions)	2024	2023	$ Change	2022	$ Change
Revenues and other income:
Service revenue	$6,950	$6,524	$426	$6,113	$411
Rental income	1,104	1,065	39	1,090	(25)
Product related revenue	2,239	2,209	30	2,811	(602)
Sales-type lease revenue	611	636	(25)	527	109
Income from equity method investments(1)	802	600	202	476	124
Other income(2)	227	247	(20)	596	(349)
Total revenues and other income	11,933	11,281	652	11,613	(332)
Costs and expenses:
Cost of revenues (excludes items below)	1,560	1,401	159	1,369	32
Purchased product costs	1,561	1,598	(37)	2,063	(465)
Rental cost of sales	100	115	(15)	177	(62)
Purchases - related parties	1,583	1,544	39	1,413	131
Depreciation and amortization	1,283	1,213	70	1,230	(17)
General and administrative expenses	427	379	48	335	44
Other taxes	131	131	—	115	16
Total costs and expenses	6,645	6,381	264	6,702	(321)
Income from operations	5,288	4,900	388	4,911	(11)
Net interest and other financial costs	921	923	(2)	925	(2)
Income before income taxes	4,367	3,977	390	3,986	(9)
Provision for income taxes	10	11	(1)	8	3
Net income	4,357	3,966	391	3,978	(12)
Less: Net income attributable to noncontrolling interests	40	38	2	34	4
Net income attributable to MPLX LP	$4,317	$3,928	$389	$3,944	$(16)

Adjusted EBITDA attributable to MPLX LP(3)	$6,764	$6,269	$495	$5,775	$494
DCF attributable to MPLX(3)	$5,697	$5,340	$357	$4,981	$359
(1)The year ended December 31, 2024 includes a $151 million gain related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction. See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information.
(2)The year ended December 31, 2023 includes a $92 million gain on remeasurement of our existing equity investment in MarkWest Torñado GP, L.L.C. (“Torñado”) in conjunction with the purchase of the remaining joint venture interest in 2023 (the “Torñado Acquisition”). See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information. The year ended December 31, 2022 includes a $509 million gain on a lease reclassification. See Item 8. Financial Statements and Supplementary Data - Note 21 for additional information.
(3)Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

(In millions)	2024	2023	2022
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$4,357	$3,966	$3,978
Provision for income taxes	10	11	8
Net interest and other financial costs	921	923	925
Income from operations	5,288	4,900	4,911
Depreciation and amortization	1,283	1,213	1,230
Income from equity method investments	(802)	(600)	(476)
Distributions/adjustments related to equity method investments	928	774	652
Gain on sales-type leases and equity method investments	—	(92)	(509)
Garyville incident response costs(1)	—	16	—
Other(2)	111	100	5
Adjusted EBITDA	6,808	6,311	5,813
Adjusted EBITDA attributable to noncontrolling interests	(44)	(42)	(38)
Adjusted EBITDA attributable to MPLX LP	6,764	6,269	5,775
Deferred revenue impacts	31	97	158
Sales-type lease payments, net of income	32	12	18
Adjusted net interest and other financial costs(3)	(867)	(859)	(851)
Maintenance capital expenditures, net of reimbursements	(206)	(150)	(144)
Equity method investment maintenance capital expenditures paid out	(18)	(15)	(13)
Other	(39)	(14)	38
DCF attributable to MPLX LP	5,697	5,340	4,981
Preferred unit distributions	(27)	(99)	(129)
DCF attributable to LP unitholders	$5,670	$5,241	$4,852
(1)In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels (“Garyville Incident”). We incurred $16 million of incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
(2)Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(3)Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

(In millions)	2024	2023	2022
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$5,946	$5,397	$5,019
Changes in working capital items	(241)	(169)	(128)
All other, net	(5)	39	(27)
Loss on extinguishment of debt	—	9	1
Adjusted net interest and other financial costs(1)	867	859	851
Other adjustments to equity method investment distributions	102	38	74
Garyville Incident response costs(2)	—	16	—
Other	139	122	23
Adjusted EBITDA	6,808	6,311	5,813
Adjusted EBITDA attributable to noncontrolling interests	(44)	(42)	(38)
Adjusted EBITDA attributable to MPLX LP	6,764	6,269	5,775
Deferred revenue impacts	31	97	158
Sales-type lease payments, net of income	32	12	18
Adjusted net interest and other financial costs(1)	(867)	(859)	(851)
Maintenance capital expenditures, net of reimbursements	(206)	(150)	(144)
Equity method investment maintenance capital expenditures paid out	(18)	(15)	(13)
Other	(39)	(14)	38
DCF attributable to MPLX LP	5,697	5,340	4,981
Preferred unit distributions	(27)	(99)	(129)
DCF attributable to LP unitholders	$5,670	$5,241	$4,852
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    We incurred $16 million of Garyville Incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
2024 Compared to 2023
Net income attributable to MPLX increased $389 million in 2024 compared to 2023 primarily due to annual fee escalations, higher throughputs and benefits from recent acquisitions.
Total revenues and other income increased by $652 million in 2024 compared to 2023 primarily due to:
•Increased Service revenue of $426 million primarily due $170 million of incremental revenues from recent acquisitions, including the Torñado Acquisition and the Utica Midstream Acquisition, $157 million due to crude oil and products logistics tariff and other fee escalations and higher natural gas and NGL volumes and throughput fee rates of $84 million.
•Increased Rental income of $39 million primarily due to annual fee escalations related to our refining logistics assets.
•Increased Product related revenue of $30 million primarily due to higher NGL prices of $51 million, partially offset by lower volumes of $15 million.
•Lower Sales-type lease revenue of $25 million due to changes in the presentation of lease income between service revenue, rental income and sales-type lease revenue as a result of lease contract modifications.
•Increased Income from equity method investments of $202 million primarily driven by a $151 million gain related to the Whistler Joint Venture Transaction, increased throughput and fee rates in certain processing and pipeline joint ventures and $12 million of incremental income from the Utica Midstream Acquisition partially offset by a $32 million decrease due to the Torñado Acquisition. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Decreased Other income of $20 million primarily due to a $92 million gain recognized on the Torñado Acquisition in 2023, partially offset by an increase of $44 million related to changes in presentation driven by modification of an agreement with MPC in the first quarter of 2024, a $40 million benefit from insurance proceeds, and a $20 million gain related to the Utica Midstream Acquisition in 2024.

Total costs and expenses increased by $264 million in 2024 compared to 2023 primarily due to:
•Increased Cost of revenues of $159 million partially due to $51 million of incremental operating costs as a result of the Torñado and Utica Midstream Acquisitions, $86 million related to higher volumes within the Natural Gas and NGL Services segment attributable to costs that are largely offset in revenues and $31 million related to higher project-related spending within our Crude Oil and Products Logistics segment.

•Decreased Purchased product costs of $37 million primarily due to lower Southwest NGL volumes of $54 million partially offset by higher NGL prices of $19 million.
•Increased Purchases-related parties of $39 million due to $44 million of higher employee costs from MPC, $25 million related to changes in presentation driven by the modification of agreements with MPC partially offset by lower related party transportation costs and $16 million of Garyville Incident response costs in 2023.
•Increased Depreciation and amortization of $70 million primarily due to incremental depreciation associated with assets acquired in the Torñado Acquisition and the Utica Midstream Acquisition as well as other assets placed in service in 2024.
•Increased General and administrative expenses of $48 million due to $29 million in higher employee costs from MPC as well as a $17 million increase in contractor service costs associated with our recently announced NGL value chain expansion project.
SEGMENT REPORTING
In the fourth quarter of 2024, we renamed and modified the composition of our segments to better reflect the product-based value chains and growth strategy of MPLX’s operations. The primary changes were to rename the Logistics and Storage segment to the Crude Oil and Products Logistics segment and to rename the Gathering and Processing segment to the Natural Gas and NGL Services segment. In addition, we reclassified certain equity method investments serving natural gas and NGL customers from Crude Oil and Products Logistics to Natural Gas and NGL Services. The segment realignment is presented for the year ended December 31, 2024, with prior periods recast for comparability. Each of these segments is organized and managed based upon the product-based value chain each supports.
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
The tables below present additional financial information for our reported segments for the years ended December 31, 2024, 2023 and 2022.
Crude Oil and Products Logistics Segment
Crude Oil and Products Logistics Segment Financial Highlights (in millions)

Segment revenues and other income	Segment Adjusted EBITDA

(In millions)	2024	2023	$ Change	2022	$ Change
Total segment revenues and other income	$6,339	$6,048	$291	$5,598	$450
Segment Adjusted EBITDA	4,375	4,134	241	3,761	373
Capital expenditures	482	414	68	325	89
Investments in unconsolidated affiliates(1)	$93	$8	$85	$63	$(55)
(1)    The years ended December 31, 2024 and 2022 include contributions of $92 million and $60 million, respectively, to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”), to fund our share of debt repayments by the joint venture.
2024 Compared to 2023
Total segment revenues and other income increased $291 million in 2024 compared to 2023. The increase was primarily driven by $132 million of higher pipeline rates, $77 million of fee escalations related to our refining logistics assets and additional marine equipment in operation. Additionally, during 2024, we recognized other income of $44 million due to changes in presentation driven by the modification of an agreement with MPC and $33 million in higher insurance proceeds.
Segment Adjusted EBITDA increased $241 million in 2024 compared to 2023. The increase was primarily driven by $132 million of higher pipeline rates, $77 million of fee escalations related to our refining logistics assets, and additional marine equipment in operation. Additionally, during 2024, we had higher distributions and adjustments related to equity method investments of $40 million and benefited from higher insurance proceeds of $33 million, partially offset by $38 million of increased costs from MPC, primarily employee costs, as well as increased contractor service costs.
2023 Compared to 2022
Total segment revenues and other income increased $450 million in 2023 compared to 2022. The increase was primarily driven by higher pipeline rates and increased pipeline throughput of approximately $228 million, refining logistics and storage fee escalations of approximately $94 million, higher terminal throughput and additional marine equipment in operation. Income from equity method investments also increased $73 million in 2023 compared to 2022 due to higher throughput on equity method investment pipeline systems. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $373 million in 2023 compared to 2022. The increase was primarily driven by $354 million related to rate escalations and higher throughput across the segment. 2023 also benefited from higher distributions and adjustments of $36 million related to equity method investments and lower environmental and remediation costs, as 2022 included a $26 million impact associated with a release of crude oil on our pipeline near Edwardsville, Illinois. Partially offsetting the increase was $40 million of higher expenses, including employee costs from MPC and contractor service costs. Additionally in 2023, property taxes were higher as compared to 2022 primarily resulting from a favorable state tax settlement in 2022.
Crude Oil and Products Logistics Operating Data

	2024	2023	2022
Crude Oil and Products Logistics
Crude oil transported for (mbpd):
MPC	3,086	3,053	2,908
Third parties	699	719	641
Total	3,785	3,772	3,549
% MPC	82%	81%	82%
Refined products transported for (mbpd):
MPC	1,891	1,941	2,016
Third parties	106	99	95
Total	1,997	2,040	2,111
% MPC	95%	95%	95%
Average tariff rates ($ per Bbl)(1):
Crude oil pipelines	$1.03	$0.96	$0.91
Refined product pipelines	1.00	0.90	0.81
Total pipelines	$1.02	$0.94	$0.87

Terminal throughput (mbpd)	3,131	3,130	3,022

Marine Assets (number in operation)(2)
Barges	319	305	296
Towboats	29	29	23
(1)Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)Represents total at end of period.

Natural Gas and NGL Services Segment
Natural Gas and NGL Services Segment Financial Highlights (in millions)

Segment revenues and other income(1)	Segment Adjusted EBITDA

(In millions)	2024	2023	$ Change	2022	$ Change
Total segment revenues and other income(1)	$5,594	$5,233	$361	$6,015	$(782)
Segment Adjusted EBITDA	2,389	2,135	254	2,014	121
Capital expenditures	568	605	(37)	528	77
Investments in unconsolidated affiliates	$143	$90	$53	$154	$(64)
(1)The year ended December 31, 2024 includes a $151 million gain related to the dilution of ownership interest in connection with the Whistler Joint Venture Transaction. The year ended December 31, 2023 includes a $92 million gain on remeasurement of our existing equity interest in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023. See Item 8. Financial Statements and Supplementary Data - Note 4 for additional information. The year ended December 31, 2022 includes a $509 million gain on a lease reclassification. See Item 8. Financial Statements and Supplementary Data - Note 21 for additional information.
2024 Compared to 2023
Total segment revenues and other income increased $361 million in 2024 compared to 2023. The increase was primarily due to a $151 million gain related to the Whistler Joint Venture Transaction, $126 million of incremental revenues from the consolidation of Torñado in December 2023 and an increase of $44 million from the Utica Midstream Acquisition that was completed in the first quarter of 2024. These increases were partially offset by the impact of a $92 million gain on remeasurement of our existing equity investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023. Additional impacts from equity method investments included higher volumes and higher throughput fee rates in the Utica and Marcellus of $29 million in addition to a $12 million benefit from the Utica Midstream Acquisition that was completed in the first quarter of 2024, partially offset by a $32 million decrease from the consolidation of Torñado in December 2023. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
In 2024, higher volumes and higher throughput fee rates across the Marcellus, Rockies and Bakken of $98 million were partially offset by lower volumes in the STACK Shale basin in the Southwest. Revenues benefited from higher NGL prices in the Southwest, Marcellus and Southern Appalachia of $51 million as well as higher volumes in the Rockies and Bakken of $40 million. These increases were partially offset by lower NGL sales volumes in the Southwest of $55 million and lower recognized gains on commodity contracts of $6 million.
Segment Adjusted EBITDA increased $254 million in 2024 compared to 2023. The increase is primarily attributable to higher distributions and adjustments related to equity method investments of $117 million, contributions from recent acquisitions discussed above of $97 million, higher volumes of $73 million and higher NGL pricing of $19 million, partially offset by increased employee costs from MPC of $32 million.
2023 Compared to 2022
Total segment revenues and other income decreased $782 million in 2023 compared to 2022. The decrease was driven by a gain on lease reclassification of $509 million recognized in 2022 which was partially offset by the impact of a $92 million gain on remeasurement of our existing equity investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023. Additional impacts from equity method investments included an increase of $51 million attributable to higher volumes associated with our joint ventures in the Marcellus and Utica in addition to a joint venture in the Southwest region which added processing capacity in the fourth quarter of 2022 driving higher volumes over the prior period. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.

In 2023, higher NGL sales volumes in the Southwest of $451 million were more than offset by lower NGL prices of $1,059 million. This decrease was partially offset by higher volumes of $76 million and higher throughput fee rates of $57 million in the Marcellus and Rockies.
Segment Adjusted EBITDA increased $121 million in 2023 compared to 2022. The increase is primarily attributable to higher volumes and higher throughput fee rates in all regions of $192 million, higher distributions and adjustments related to equity method investments of $86 million, partially offset by lower NGL pricing across all regions of $132 million and increased employee costs from MPC of $23 million.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations

	MPLX LP(1)			MPLX LP Operated(2)
	2024	2023	2022	2024	2023	2022
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,521	1,389	1,321	1,521	1,389	1,321
Utica Operations	264	—	—	2,544	2,338	2,134
Southwest Operations	1,698	1,369	1,374	1,698	1,772	1,629
Bakken Operations	183	165	152	183	165	152
Rockies Operations	560	474	427	633	593	558
Total gathering throughput	4,226	3,397	3,274	6,579	6,257	5,794
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,366	4,179	4,035	5,974	5,773	5,515
Utica Operations	—	—	—	832	564	495
Southwest Operations	1,844	1,466	1,448	1,844	1,772	1,637
Southern Appalachia Operations	215	216	217	215	216	217
Bakken Operations	182	163	146	182	163	146
Rockies Operations	616	483	438	616	483	438
Total natural gas processed	7,223	6,507	6,284	9,663	8,971	8,448
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	565	530	488	565	530	488
Utica Operations(3)	—	—	—	52	33	28
Southern Appalachia Operations	12	11	11	12	11	11
Bakken Operations	20	20	21	20	20	21
Rockies Operations	5	3	4	5	3	4
Total C2 + NGLs fractionated(4)	602	564	524	654	597	552
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
(4)     Purity ethane makes up approximately 265 mbpd, 233 mbpd and 204 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2024, 2023 and 2022, respectively. Purity ethane makes up approximately 282 mbpd, 240 mbpd and 209 mbpd of MPLX operated total fractionated products for the years ended December 31, 2024, 2023 and 2022, respectively.

	2024	2023	2022
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$2.41	$2.66	$6.52
C2 + NGL Pricing/gallon(1)	$0.84	$0.69	$1.03
(1)     For 2024, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline. For 2023 and 2022, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline. The changes in mix from 2023 to 2024 resulted in an approximate $0.13 increase in the calculated C2 + NGL price per gallon.

SUPPLEMENTAL INFORMATION ON EQUITY METHOD INVESTMENTS
The following table presents MPLX’s income (loss) from equity method investments for the years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Income (loss) from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$57	$49	$39
LOOP LLC	11	30	23
MarEn Bakken Company LLC	98	88	76
Other	103	103	59
Total Crude Oil and Products Logistics	269	270	197
Natural Gas and NGL Services
BANGL, LLC	7	(5)	5
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	67	64	73
MarkWest Utica EMG, L.L.C.	82	57	32
Ohio Gathering Company L.L.C.	13	—	—
Sherwood Midstream LLC	109	105	93
WPC Parent, LLC(1)	252	80	64
Other	3	29	12
Total Natural Gas and NGL Services	533	330	279
Total	$802	$600	$476
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment income of our interest in Whistler Pipeline, LLC, prior to the transaction date, and results of the equity method investment income of our ownership in WPC Parent, LLC, subsequent to the transaction date. The year ended December 31, 2024 includes a gain of $151 million related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$67	$58	$45
LOOP LLC	20	9	23
MarEn Bakken Company LLC	113	116	113
Other	147	124	90
Total Crude Oil and Products Logistics	347	307	271
Natural Gas and NGL Services
BANGL, LLC	17	—	—
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	83	86	86
MarkWest Utica EMG, L.L.C.	123	89	73
Ohio Gathering Company L.L.C.	38	—	—
Sherwood Midstream LLC	122	117	115
WPC Parent, LLC(1)	162	94	57
Other	36	81	50
Total Natural Gas and NGL Services	581	467	381
Total	$928	$774	$652
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents were $1,519 million and $1,048 million at December 31, 2024 and December 31, 2023, respectively. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2024	2023	2022
Net cash provided by/(used in):
Operating activities	$5,946	$5,397	$5,019
Investing activities	(1,995)	(1,252)	(956)
Financing activities	(3,480)	(3,335)	(3,838)
Total	$471	$810	$225
Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $549 million, or ten percent, in 2024 compared to 2023, primarily due to improved results from operations, increased cash distributions from equity method investments and $72 million of favorable working capital changes.
Cash Flows Used in Investing Activities - Net cash used in investing activities increased $743 million in 2024 compared to 2023 primarily due to the Utica Midstream Acquisition in the first quarter of 2024 and higher capital spending. The year ended December 31, 2024 also reflects the use of $228 million for the acquisition of additional ownership interest in equity method investments, as well as higher contributions to equity method investments, including a $92 million contribution to Dakota Access to fund our share of a scheduled debt repayment by the joint venture. The increases were partially offset by a $134 million cash distribution received, recorded as a return of capital, in connection with the Whistler Joint Venture Transaction in 2024.
Cash Flows Used in and Provided by Financing Activities - Net cash used in financing activities increased $145 million in 2024 compared to 2023. The increase was primarily due to the return of capital to unitholders through unit repurchases of $326 million, as well as higher distributions paid to unitholders of $307 million during 2024 compared to 2023, as a result of the 12.5 percent increase in our quarterly distribution effective for the third quarter of 2024. There were also lower net borrowings of $109 million in 2024 as compared to 2023. These increases were partially offset by the use of $600 million to redeem all of the outstanding Series B preferred units during 2023.
Adjusted Free Cash Flow - For the year ended December 31, 2024, we generated Adjusted FCF of $3.9 billion. This provided us the flexibility to return capital to our unitholders by increasing our quarterly distribution by 12.5 percent in the third quarter of 2024. The table below provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the years ended December 31, 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Net cash provided by operating activities(1)	$5,946	$5,397	$5,019
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(1,995)	(1,252)	(956)
Contributions from MPC	35	31	44
Distributions to noncontrolling interests	(44)	(41)	(38)
Adjusted FCF	3,942	4,135	4,069
Distributions paid to common and preferred unitholders	(3,603)	(3,296)	(3,047)
Adjusted FCF after distributions	$339	$839	$1,022
(1)    The years ended December 31, 2024, 2023 and 2022 include working capital draws of $241 million,$169 million and $128 million, respectively.
(2)    The year ended December 31, 2024 includes $622 million, net of cash acquired, related to the Utica Midstream Acquisition, $210 million and $18 million related to the acquisition of additional interests in BANGL, LLC and Wink to Webster Pipeline LLC, respectively, a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture and a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction.

Debt and Liquidity Overview
Senior Notes
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of the 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) in an underwritten public offering. The 2034 Senior Notes were offered at a price to the public of 98.778 percent of par, with interest payable semi-annually in arrears, commencing on December 1, 2024. On December 1, 2024, MPLX used $1,150 million of the net proceeds from the issuance of the 2034 Senior Notes to repay all of (i) MPLX’s outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (ii) MarkWest’s outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024. On February 18, 2025, MPLX used the remaining net proceeds from the issuance of the 2034 Senior Notes to repay all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025.
As of December 31, 2024, we had $21.2 billion in aggregate principal amount of senior notes outstanding. The increase of $0.5 billion compared to year-end 2023 resulted from financing the redemption of the Senior Notes due February 2025 with the proceeds from the issuance of the 2034 Senior Notes, as discussed above.
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
The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type that could, among other things, limit our ability to pay distributions to our unitholders. The financial covenant requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2024, we were in compliance with the covenants contained in the MPLX Credit Agreement.
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
There were no borrowings or repayments on the MPC Loan Agreement or MPLX Credit Agreement during the year ended December 31, 2024. The MPLX Credit Agreement had less than $1 million in letters of credit outstanding.
For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 6 and Note 17.

Our intention is to maintain an investment grade credit profile. As of February 1, 2025, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Fitch	BBB (stable outlook)
Moody’s	Baa2 (stable outlook)
Standard & Poor’s	BBB (stable outlook)
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
The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings could, among other things, increase the applicable interest rates and other fees payable under the MPLX Credit Agreement, and may limit our ability to obtain future financing, including refinancing existing indebtedness.
Our liquidity totaled $5.0 billion at December 31, 2024, consisting of:

	December 31, 2024
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			1,519
Total liquidity			$5,019
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facilities and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations and quarterly cash distributions. Our material future obligations include interest on debt, payments of debt principal, purchase obligations including contracts to acquire property, plant and equipment and our operating leases and service agreements. We may also, from time to time repurchase our senior notes in the open market, in tender offers, in privately negotiated transactions or otherwise in such volumes, at market prices and upon such other terms as we deem appropriate and execute unit repurchases under our unit repurchase program.
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
The holders of the Series A preferred units received quarterly distributions equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to Series A preferred unitholders during the years ended December 31, 2024, 2023 and 2022 were $44 million, $94 million and $85 million, respectively.
During the years ended December 31, 2024 and December 31, 2023, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into approximately 21 million common units and 2 million common units, respectively. Approximately 6 million Series A preferred units were outstanding as of December 31, 2024. On February 11, 2025, MPLX exercised its right to convert the remaining outstanding Series A preferred units into common units.
Unit Repurchase Program
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public, which was exhausted during the fourth quarter of 2022. On August 2, 2022, we announced the board authorization for the repurchase of up to an additional $1 billion of MPLX common units held by the public. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers, or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued, or restarted at any time.
Total unit repurchases were as follows for the respective periods:

(In millions, except per unit data)	2024	2023	2022
Units repurchased	8	—	15
Cash paid for common units repurchased(1)	$326	$—	$491
Average cost per unit(1)	$43.04	$—	$31.96
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of December 31, 2024, we had $520 million remaining under the unit repurchase authorization.
Distributions
On January 22, 2025, we announced that the board of directors of our general partner had declared a quarterly cash distribution of $0.9565 per common unit for the fourth quarter of 2024, which was paid on February 14, 2025 to common unitholders of record on February 3, 2025. This represents a 12.5 percent increase over the fourth quarter of 2023 distribution. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total quarterly cash distributions to limited and preferred partners is as follows for the years ended December 31, 2024, 2023 and 2022. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data - Note 8.

(In millions, except per unit data)	2024	2023	2022
Distribution declared:
Limited partner common units - public	$1,339	$1,152	$1,063
Limited partner common units - MPC	2,339	2,104	1,917
Total distributions declared to limited partner common units	3,678	3,256	2,980
Series A preferred units	27	94	88
Series B preferred units	—	5	41
Total distribution declared	$3,705	$3,355	$3,109
Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.8500	$0.7750	$0.7050
Quarter ended June 30,	0.8500	0.7750	0.7050
Quarter ended September 30,	0.9565	0.8500	0.7750
Quarter ended December 31,	0.9565	0.8500	0.7750
Year ended December 31,	$3.6130	$3.2500	$2.9600

Capital Expenditures
Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of growth capital expenditures and maintenance capital expenditures. Growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity for volumes gathered, processed, transported or fractionated, decrease operating expenses within our facilities or increase income from operations over the long term. Examples of growth capital expenditures include costs to develop or acquire additional pipeline, terminal, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for MPLX. In contrast, maintenance capital expenditures are expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred to maintain existing system volumes and related cash flows.
Our capital expenditures for the past three years are shown in the table below:

(In millions)	2024	2023	2022
Capital expenditures:
Growth capital expenditures	$796	$838	$665
Growth capital reimbursements	(115)	(165)	(151)
Investments in unconsolidated affiliates(1)	236	98	217
Return of capital	(12)	(3)	(11)
Capitalized interest	(16)	(14)	(8)
Total growth capital expenditures(2)	889	754	712

Maintenance capital expenditures	254	181	188
Maintenance capital reimbursements	(48)	(31)	(44)
Capitalized interest	(3)	(1)	(1)
Total maintenance capital expenditures	203	149	143

Total growth and maintenance capital expenditures	1,092	903	855
Investments in unconsolidated affiliates(3)	(236)	(98)	(217)
Return of capital(3)	12	3	11
Growth and maintenance capital reimbursements(4)	163	196	195
Decrease/(increase) in capital accruals	6	(82)	(47)
Capitalized interest	19	15	9
Additions to property, plant and equipment(3)	$1,056	$937	$806
(1)     Investments in unconsolidated affiliates for the year ended December 31, 2024 exclude $210 million and $18 million related to the acquisition of additional interests in BANGL, LLC and Wink to Webster Pipeline LLC, respectively.
(2)    Total growth capital expenditures exclude $622 million, $246 million and $28 million of acquisitions, net of cash acquired, in 2024, 2023 and 2022, respectively, and a $134 million cash distribution received in 2024 in connection with the Whistler Joint Venture Transaction.
(3)    Investments in unconsolidated affiliates and return of capital are presented in separate lines within investing activities on the Consolidated Statement of Cash Flows; and therefore excluded from additions to property, plant and equipment.
(4)     Growth capital reimbursements are generally included in changes in deferred revenue within the operating activities section of the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities section of the Consolidated Statements of Cash Flows.
For 2025, we announced a capital outlook of $2.0 billion, net of reimbursements, and excluding potential acquisitions, if any, which includes growth capital of $1.7 billion and maintenance capital of $300 million. Our growth capital plans are focused on expanding our Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of our capital plan targets the expansion of crude gathering pipelines in the Permian and Bakken basins, and the debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant.
We participate in joint ventures, which, in turn, also invest in capital projects. Certain of our joint ventures fund capital expenditures with project debt financings at the joint venture level or with cash from operations. Growth capital projects funded through debt at the joint venture level or cash from operations of the joint venture do not require capital contributions by us unless otherwise noted. Our pro-rata share of these growth capital projects for our equity method investments that have been funded at the joint venture level for the periods presented are shown in the table below.

(In millions, except ownership percentages)	MPLX Ownership	2024	2023	2022
BANGL, LLC	45%	$160	$20	$2
MXP Parent, LLC(1)	5%	56	39	—
WPC Parent, LLC(2)	30%	5	96	75
All other		49	87	17
Total		$270	$242	$94
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership in the Blackcomb Pipeline.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At December 31, 2024, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $1.6 billion.
Cash Commitments
Our material cash requirements include the following contractual obligations and other cash commitments as of December 31, 2024.
Our contractual obligations primarily consist of outstanding borrowings on debt, commitment and administrative fees and interest. Additional information for third-party debt is included in Item 8. Financial Statements and Supplementary Data – Note 17. See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information for the related party loan. Our cash commitment at December 31, 2024 was $34.0 billion, with $2.6 billion payable within 12 months. We intend to repay the short-term maturities with existing cash on hand, short-term borrowings under our revolving credit agreements or with the proceeds of new long-term debt, depending on, among other things, market conditions.
Our contractual commitment for co-location services agreements was $4.0 billion at December 31, 2024. These agreements obligate us to pay MPC for operational and other services provided to the subsidiaries of MPLX Operations LLC. The co-location services agreements have remaining terms up to 44 years.
Finance and operating leases relate primarily to facilities and equipment under lease, including ground leases, building space, office and field equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 21 for further discussion about our lease obligations. Our cash commitment at December 31, 2024 was $923 million.
We execute various third-party transportation, terminalling, and gathering and processing agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms, which range from less than one year to seven years. We expect to pass any minimum payment commitments through to producer customers. These agreements may include escalation clauses based on various inflationary indices; however, those potential increases have not been incorporated in minimum fees due under these agreements presented below. See Item 8. Financial Statements and Supplementary Data – Note 22 for further discussion. Our cash commitment at December 31, 2024 was $675 million.
At December 31, 2024, our contractual commitment under contracts to acquire property, plant and equipment was $128 million.
Our other cash commitments consist of expense projects, right of way and easement obligations, natural gas purchase obligations and ARO commitments. These other cash commitments at December 31, 2024 totaled $362 million.
In addition, we have omnibus agreements and employee services agreements with MPC. One of the omnibus agreements with MPC addresses our payment of a fixed annual fee to MPC for the provision of executive management services by certain executive officers of our general partner and our reimbursement to MPC for the provision of certain general and administrative services to us.
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
MPLX has various employee agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our Crude Oil and Products Logistics and Natural Gas and NGL Services segments’ operations.
We incurred $2.0 billion of costs under various agreements with MPC, including the omnibus, co-location and employee service agreements for 2024.

Effects of Inflation
Inflation did not have a material impact on our results of operations for the years ended December 31, 2024, 2023 or 2022. We have observed higher costs for labor and materials used in our business during the year ended December 31, 2024. Many of our agreements provide for inflation-based adjustments, including the Producer Price Index-FG, Consumer Price Index or the FERC index. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along a portion of increased costs to our customers in the form of higher fees.
TRANSACTIONS WITH RELATED PARTIES
As of December 31, 2024, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. For further discussion of agreements and activity with MPC and related parties see Item 1. Business and Item 8. Financial Statements and Supplementary Data – Note 6.
Excluding significant non-cash items, MPC accounted for 49 percent, 50 percent and 47 percent of our total revenues and other income for the years ended December 31, 2024, 2023 and 2022, respectively. Of our total costs and expenses, MPC accounted for 27 percent, 27 percent and 25 percent for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Future expenditures may be required to comply with the CAA and other federal, state and local requirements for our various facilities. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. We expect that certain of these costs will be subject to indemnification by MPC.
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

(In millions, except %)	2024	2023	2022
Capital	$41	$29	$15
Percent of total capital expenditures	4%	3%	2%
Compliance:(1)
Operating and maintenance	$41	$10	$15
Remediation(2)	9	19	33
Total	$50	$29	$48
(1)Based on the American Petroleum Institute’s definition of environmental expenditures.
(2)These amounts include spending charged against remediation reserves and exclude non-cash accruals for environmental remediation. Remediation for the year ended December 31, 2022 include costs related to a release of crude oil on our pipeline near Edwardsville, Illinois in March of 2022.

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
Our environmental capital expenditures are expected to approximate $111 million in 2025. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
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
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. We use a cost method or income approach for non-recurring fair value measurements related to the valuation of our leased assets and assets acquired in business combinations. See Item 8. Financial Statements and Supplementary Data - Note 15 for disclosures regarding our fair value measurements.

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
Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments
Fair value calculated for the purpose of testing our long-lived assets, intangible assets, goodwill and equity method investments for impairment is estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information prepared using significant assumptions including:
•Future operating performance. Our estimates of future operating performance are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions, as well as commodity prices. Such estimates are consistent with those used in our planning and capital investment reviews.
•Future volumes. Our estimates of future throughput of crude oil, natural gas, NGL and refined product volumes are based on internal forecasts and depend, in part, on assumptions about our customers and other producers’ drilling activity which is inherently subjective and contingent upon a number of variable factors (including future or expected crude oil and natural gas pricing considerations), many of which are difficult to forecast. Management considers these volume forecasts and other factors when developing our forecasted cash flows.
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
At December 31, 2024, MPLX had three reporting units with goodwill totaling approximately $7.6 billion, which includes goodwill associated with our Crude Gathering reporting unit of $1.1 billion. For the annual impairment assessment as of November 30, 2024, management performed only a qualitative assessment for two reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. The fair value of the Crude Gathering reporting unit for which a quantitative assessment was performed was determined based on applying both a discounted cash flow, or income approach, as well as a market approach which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The significant assumptions that were used to develop the estimate of the fair value included management’s best estimates of the discount rate as well as estimates of future cash flows, which are impacted primarily by producers’ development plans, which impact the reporting unit’s future volumes and capital requirements. A 100-basis point increase to the discount rate used to estimate the fair value of the reporting unit would not have resulted in a goodwill impairment charge as of November 30, 2024.
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
Equity Method Investment Impairment Assessments
Equity method investments are assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2024, we had $4.5 billion of equity method investments recorded on the Consolidated Balance Sheets.
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
For additional information on contingent liabilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters and Compliance Costs and Item 8. Financial Statements and Supplementary Data - Note 22.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2024, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
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
Outstanding Derivative Contracts
We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option has been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through Purchased product costs on the Consolidated Statements of Income. At December 31, 2024 and 2023, the estimated fair value of this contract was a liability of $58 million and $61 million, respectively.
Open Derivative Positions and Sensitivity Analysis
The estimated fair value of our Level 2 and 3 financial instruments are sensitive to the assumptions used in our pricing models. Sensitivity analysis of a ten percent difference in our estimated fair value of Level 2 and 3 commodity derivatives (excluding embedded derivatives) as of December 31, 2024 would not have incremental effects on income before income taxes, given we had no open commodity derivative contracts as of December 31, 2024. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2024(1)	Change in Fair Value(2)	Change in Income before income taxes for the Year Ended December 31, 2024 (3)
Outstanding debt
Fixed-rate	$19,574	$1,489	N/A
Variable-rate(4)	$—	$—	$—
(1)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2024.
(3)Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2024.
(4)MPLX had no outstanding borrowings on the MPLX Credit Agreement as of December 31, 2024.
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

/s/ Maryann T. Mannen	/s/ C. Kristopher Hagedorn	/s/ Kelly D. Wright
Maryann T. Mannen President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	Kelly D. Wright Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Maryann T. Mannen	/s/ C. Kristopher Hagedorn
Maryann T. Mannen President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and Series A preferred units and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Test - Crude Gathering Reporting Unit

As described in Note 14 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $7,645 million as of December 31, 2024. Additionally, as disclosed by management, the goodwill balance at December 31, 2024 includes goodwill associated with the Crude Gathering reporting unit of $1.1 billion. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. The fair value of each reporting unit is determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer development plans, which impact the reporting unit’s future volumes and capital requirements.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of the fair value of the Crude Gathering reporting unit. These procedures also included, among others, testing management’s process for determining the fair value of the reporting unit; evaluating the appropriateness of the income and market approaches used; testing the completeness and accuracy of underlying data used by management in the approaches; and evaluating the reasonableness of the significant assumption related to future volumes. Evaluating the assumption related to future volumes involved (i) considering whether the assumption used was reasonable considering past performance of the reporting unit, producers’ historical and future production volumes, and industry outlook reports, and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 27, 2025

We have served as the Partnership’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2024	2023	2022
Revenues and other income:
Service revenue	$2,770	$2,539	$2,359
Service revenue - related parties	4,180	3,985	3,754
Service revenue - product related	357	294	394
Rental income	251	243	327
Rental income - related parties	853	822	763
Product sales	1,657	1,665	2,219
Product sales - related parties	225	250	198
Sales-type lease revenue	136	136	62
Sales-type lease revenue - related parties	475	500	465
Income from equity method investments	802	600	476
Other income	70	126	485
Other income - related parties	157	121	111
Total revenues and other income	11,933	11,281	11,613
Costs and expenses:
Cost of revenues (excludes items below)	1,560	1,401	1,369
Purchased product costs	1,561	1,598	2,063
Rental cost of sales	82	82	123
Rental cost of sales - related parties	18	33	54
Purchases - related parties	1,583	1,544	1,413
Depreciation and amortization	1,283	1,213	1,230
General and administrative expenses	427	379	335
Other taxes	131	131	115
Total costs and expenses	6,645	6,381	6,702
Income from operations	5,288	4,900	4,911
Net interest and other financial costs	921	923	925
Income before income taxes	4,367	3,977	3,986
Provision for income taxes	10	11	8
Net income	4,357	3,966	3,978
Less: Net income attributable to noncontrolling interests	40	38	34
Net income attributable to MPLX LP	4,317	3,928	3,944
Less: Series A preferred unitholders’ interest in net income	27	94	88
Less: Series B preferred unitholders’ interest in net income	—	5	41
Limited partners’ interest in net income attributable to MPLX LP	$4,290	$3,829	$3,815

Per Unit Data (See Note 8)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$4.21	$3.80	$3.75
Common - diluted	$4.21	$3.80	$3.75
Weighted average limited partner units outstanding:
Common - basic	1,016	1,001	1,010
Common - diluted	1,017	1,002	1,010
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2024	2023	2022
Net income	$4,357	$3,966	$3,978
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	1	4	9
Comprehensive income	4,358	3,970	3,987
Less comprehensive income attributable to:
Noncontrolling interests	40	38	34
Comprehensive income attributable to MPLX LP	$4,318	$3,932	$3,953

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
Assets
Cash and cash equivalents	$1,519	$1,048
Receivables, net	718	823
Current assets - related parties	830	748
Inventories	180	159
Other current assets	29	30
Total current assets	3,276	2,808
Equity method investments	4,531	3,743
Property, plant and equipment, net	19,154	19,264
Intangibles, net	518	654
Goodwill	7,645	7,645
Right of use assets, net	273	264
Noncurrent assets - related parties	1,120	1,161
Other noncurrent assets	994	990
Total assets	37,511	36,529

Liabilities
Accounts payable	147	153
Accrued liabilities	295	300
Current liabilities - related parties	396	360
Accrued property, plant and equipment	208	216
Long-term debt due within one year	1,693	1,135
Accrued interest payable	244	242
Operating lease liabilities	45	45
Other current liabilities	207	173
Total current liabilities	3,235	2,624
Long-term deferred revenue	317	347
Long-term liabilities - related parties	334	325
Long-term debt	19,255	19,296
Deferred income taxes	18	16
Long-term operating lease liabilities	217	211
Other long-term liabilities	125	126
Total liabilities	23,501	22,945
Commitments and contingencies (see Note 22)
Series A preferred units - (6 million and 27 million units outstanding)	203	895

Equity
Common unitholders - public (370 million and 356 million units outstanding)	9,322	8,700
Common unitholders - MPC (647 million and 647 million units outstanding)	4,257	3,758
Accumulated other comprehensive loss	(3)	(4)
Total MPLX LP partners’ capital	13,576	12,454
Noncontrolling interests	231	235
Total equity	13,807	12,689
Total liabilities, preferred units and equity	$37,511	$36,529
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2024	2023	2022
Operating activities:
Net income	$4,357	$3,966	$3,978
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	54	55	73
Depreciation and amortization	1,283	1,213	1,230
Deferred income taxes	2	3	3
Gain on sales-type leases and equity method investments	(20)	(92)	(509)
Loss/(gain) on disposal of assets	3	(14)	34
Income from equity method investments	(802)	(600)	(476)
Distributions from unconsolidated affiliates	826	736	578
Change in fair value of derivatives	(3)	—	(47)
Changes in:
Receivables	180	14	14
Inventories	(20)	(19)	(5)
Current accounts payable and other current assets and liabilities	5	(17)	(26)
Assets and liabilities - related parties	84	84	40
Right of use assets and operating lease liabilities	(3)	—	(3)
Deferred revenue	(5)	107	108
All other, net	5	(39)	27
Net cash provided by operating activities	5,946	5,397	5,019
Investing activities:
Additions to property, plant and equipment	(1,056)	(937)	(806)
Acquisitions, net of cash acquired	(622)	(246)	(28)
Disposal of assets	1	26	84
Investments - acquisitions and contributions	(464)	(98)	(217)
Investments - redemptions, repayments, return of capital and sales proceeds	146	3	11
Net cash used in investing activities	(1,995)	(1,252)	(956)
Financing activities:
Long-term debt borrowings	1,630	1,589	3,379
Long-term debt repayments	(1,151)	(1,001)	(2,202)
Related party debt borrowings	—	—	2,989
Related party debt repayments	—	—	(4,439)
Debt issuance costs	(15)	(15)	(29)
Unit repurchases	(326)	—	(491)
Redemption of Series B preferred units	—	(600)	—
Distributions to noncontrolling interests	(44)	(41)	(38)
Distributions to Series A preferred unitholders	(44)	(94)	(85)
Distributions to Series B preferred unitholders	—	(21)	(41)
Distributions to LP unitholders	(3,559)	(3,181)	(2,921)
Contributions from MPC	35	31	44
All other, net	(6)	(2)	(4)
Net cash used in financing activities	(3,480)	(3,335)	(3,838)
Net change in cash, cash equivalents and restricted cash	471	810	225
Cash, cash equivalents and restricted cash at beginning of period	1,048	238	13
Cash, cash equivalents and restricted cash at end of period	$1,519	$1,048	$238
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2021	$8,579	$2,638	$611	$(17)	$241	$12,052	$965
Net income	1,371	2,444	41	—	34	3,890	88
Unit repurchases	(491)	—	—	—	—	(491)	—
Distributions	(1,050)	(1,871)	(41)	—	(38)	(3,000)	(85)
Contributions	—	82	—	—	—	82	—
Other	4	—	—	9	—	13	—
Balance at December 31, 2022	8,413	3,293	611	(8)	237	12,546	968
Net income	1,336	2,493	5	—	38	3,872	94
Conversion of Series A preferred units	73	—	—	—	—	73	(73)
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(1,125)	(2,056)	(21)	—	(41)	(3,243)	(94)
Contributions	—	31	—	—	—	31	—
Other	5	—	—	4	1	10	—
Balance at December 31, 2023	8,700	3,758	—	(4)	235	12,689	895
Net income	1,555	2,735	—	—	40	4,330	27
Unit repurchases	(326)	—	—	—	—	(326)	—
Conversion of Series A preferred units	675	—	—	—	—	675	(675)
Distributions	(1,289)	(2,270)	—	—	(44)	(3,603)	(44)
Contributions	—	34	—	—	—	34	—
Other	7	—	—	1	—	8	—
Balance at December 31, 2024	$9,322	$4,257	$—	$(3)	$231	$13,807	$203

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
MPLX’s business consists of two segments. In the fourth quarter of 2024, we renamed and modified the composition of our segments to better reflect the product-based value chains and growth strategy of MPLX’s operations. The primary changes were to rename the Logistics and Storage segment to the Crude Oil and Products Logistics segment and to rename the Gathering and Processing segment to the Natural Gas and NGL Services segment. In addition, we reclassified certain equity method investments serving natural gas and NGL customers from Crude Oil and Products Logistics to Natural Gas and NGL Services. The segment realignment is presented for the year ended December 31, 2024, with prior periods recast for comparability.
The Crude Oil and Products Logistics segment includes the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. The Natural Gas and NGL Services segment gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. See Note 10 for additional information regarding the operations and results of these segments.
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
Minimum volume commitments may create contract liabilities if current period payments can be used for future services. If a customer fails to meet its minimum committed volumes, it owes MPLX a deficiency payment based on the terms of the applicable agreement. The deficiency amounts received under these agreements (excluding payments received under agreements classified as sales-type leases) are recorded as Current liabilities or Current liabilities - related parties. In many cases, the customer may then apply the amount of any such deficiency payments as a credit for volumes in excess of its minimum volume commitment in future periods under the terms of the applicable agreements. MPLX recognizes revenue for the deficiency payments when credits are used for volumes in excess of minimum quarterly volume commitments, where it is probable the customer will not use the credit in future periods or upon the expiration of the credits. The use or expiration of the credits is a decrease in Current liabilities or Current liabilities - related parties. Deficiency payments under agreements that have been classified as sales-type leases are recorded as a reduction against the corresponding lease receivable.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with original maturities of three months or less.
Receivables
Receivables primarily consist of customer accounts receivable, which are recorded at the invoiced amount and generally do not bear interest. Allowances for doubtful accounts are generally recorded when it becomes probable that the receivable will not be collected and are recorded to bad debt expense. We review the allowance quarterly and past-due balances over 150 days are reviewed individually for collectability. Balances that remain outstanding after reasonable collection efforts have been unsuccessful are written off through a charge to the valuation allowance and a credit to accounts receivable.
Leases
Contracts with a term greater than one year that convey the right to direct the use of and obtain substantially all of the economic benefit of an asset are accounted for as right of use (“ROU”) assets and lease liabilities.
ROU asset and lease liability balances are recorded at the commencement date at present value of the fixed lease payments using a secured incremental borrowing rate with a maturity similar to the lease term because our leases do not provide implicit rates. We have elected to include both lease and non-lease components in the present value of the lease payments for all lessee asset classes with the exception of our marine and third-party contractor service and equipment leases. The lease component of the payment for the marine and equipment asset classes is determined using a relative standalone selling price. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 21 for additional disclosures about our lease contracts.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 21 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur. The net investment in sales-type leases with third parties is recorded within Receivables, net and Other noncurrent assets on the Consolidated Balance Sheets. The net investment in sales-type leases with related parties is recorded within Current assets - related parties and Noncurrent assets - related parties on the Consolidated Balance Sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. Management assesses the net investment in sales-type leases for recoverability quarterly.
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
Goodwill and Intangibles
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If we determine, based on a qualitative assessment, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, no further impairment testing is required. If we do not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting unit is determined using an income and market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future volumes, discount rates, and future capital requirements. See Note 14 for further details.
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
Environmental Costs
Environmental expenditures for additional equipment that mitigates or prevents future contamination or improves environmental safety or efficiency of the existing assets are capitalized. We recognize remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with the completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.
Asset Retirement Obligations
An ARO is a legal obligation associated with the retirement of tangible long-lived assets that generally result from the acquisition, construction, development or normal operation of the asset. The fair value of AROs is recognized in the period in which the obligations are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled. AROs have not been recognized for certain assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. As of December 31, 2024 and 2023, MPLX’s asset retirement obligation was $41 million and $39 million, respectively, and is included on the balance sheet within Other long-term liabilities.
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
During the years ended December 31, 2024, 2023 and 2022, MPLX did not elect hedge accounting for any derivatives. MPLX has historically elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power and the sale of most commodities.
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
Equity-Based Compensation Arrangements
MPLX issues phantom units under the MPLX LP 2018 Incentive Compensation Plan. A phantom unit entitles the grantee a right to receive a common unit upon the issuance of the phantom unit. The fair value of phantom unit awards granted to employees and non-management directors is based on the fair market value of MPLX LP common units on the date of grant. The fair value of the units awarded is amortized into earnings using a straight-line amortization schedule over the period of service corresponding with the vesting period. For phantom units that vest immediately and are not forfeitable, equity-based compensation expense is recognized at the time of grant.
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
Distributions
In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Notes 7 and 9, and subsequently allocated to the limited partner unitholders. Distributions, although earned, are not accrued as a liability until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described below.
Net Income Per Limited Partner Unit
MPLX uses the two-class method when calculating the net income per unit applicable to limited partners, because there is more than one class of participating security. The classes of participating securities include common units, preferred units and certain equity-based compensation awards.
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
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or deficit of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. Depending on the nature of the transaction, management may engage an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interests, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interests, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, certain commodity prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, MPLX will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition-related costs are expensed as incurred in connection with each business combination.
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
3. Accounting Standards and Disclosure Rules
Recently Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The FASB issued this ASU to update reportable segment disclosure requirements primarily by requiring enhanced disclosures about significant segment expenses. During the fourth quarter of 2024, we applied the amendments in this ASU retrospectively to all periods presented in the financial statements. The enhanced disclosures for significant segment expenses are presented in Note 10 - Segment Information.
ASU 2023-01, Leases (Topic 842): Common Control Arrangements
The FASB issued this ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. During the first quarter of 2024, we adopted this ASU and it did not have a material impact on our financial statements or disclosures.
Not Yet Adopted
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review. Pending the results of the judicial review, the disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. We are evaluating the impact these rules, if effective, will have on our disclosures and monitoring the status of the judicial review.
4. Acquisitions and Other Transactions
BANGL, LLC Acquisition
On July 31, 2024, MPLX exercised its right of first offer under the BANGL, LLC joint venture agreement to purchase an additional 20 percent ownership interest in BANGL, LLC, for $210 million cash, increasing total ownership interest to 45 percent (the “BANGL Transaction”). BANGL, LLC owns a natural gas liquids pipeline system connecting the Delaware and Midland basins to the fractionation market in the Gulf Coast and export markets. The purchase price of the additional 20 percent ownership interest in BANGL, LLC exceeded our portion of the underlying net assets of the joint venture by approximately $156 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. Following the BANGL Transaction, our investment in BANGL, LLC continues to be accounted for as an equity method investment.
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (the “Whistler Joint Venture Transaction”). As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million at closing and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in Income from equity method investments on the accompanying consolidated statements of income and the return of capital is included in Investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying consolidated statements of cash flows.
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets (the “Utica Midstream Acquisition”), which will enhance our position in the Utica basin. Prior to the acquisition, we owned an indirect interest in Ohio Gathering Company L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company L.L.C. (“OCC”) and now own a combined 73 percent interest in OGC, a 100 percent interest in OCC, and a 100 percent interest in a dry gas gathering system in the Utica basin, including 53 miles of gathering pipeline and three dehydration units with a combined capacity of approximately 620 MMcf/d. OGC continues to be accounted for as an equity method investment, as MPLX did not obtain control of OGC as a result of the transaction. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $75 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now reflected as a consolidated subsidiary within our consolidated financial results. The results for the acquired business are reported within our Natural Gas and NGL Services segment.
The Utica Midstream Acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The fair value includes $507 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a $20 million gain, which is included in Other income within the accompanying consolidated statements of income. The fair value of equity method investments was based on a discounted cash flow model.
Acquisition of 40 Percent Interest in MarkWest Torñado GP, L.L.C.
On December 15, 2023, MPLX used $303 million of cash on hand to purchase the remaining 40 percent interest in MarkWest Torñado GP, L.L.C. (“Torñado”) for approximately $270 million, including cash paid for working capital, and to extend the term of a gathering and processing agreement for approximately $33 million. As a result of this transaction, we now own 100 percent of Torñado and reflect it as a consolidated subsidiary within our consolidated financial results. It was previously accounted for as an equity method investment. Torñado provides natural gas gathering and processing related services in the Permian basin. Its assets include two gas processing plants, each with a capacity of 200 MMcf/d and approximately 142 miles of gathering pipeline. The results for this business are reported under our Natural Gas and NGL Services segment.
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
The acquisition was accounted for as a business combination requiring all of the Torñado assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $673 million. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets, consisting of various customer contracts, was primarily based on the multi-period excess earnings method, which is an income approach. The following table reflects our determination of the fair value of the Torñado assets and liabilities (in millions):

(In millions)
Property, Plant and Equipment	$585
Intangibles	75
Working capital, net	30
Other Long-term assets and liabilities, net	(17)
Total net assets and liabilities	$673
Pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

5. Investments and Noncontrolling Interests
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions, except ownership percentages)	VIE	2024	2024	2023
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$218	$228
LOOP LLC		41%	310	314
MarEn Bakken Company LLC(1)		25%	526	449
Other(2)	X		541	526
Total Crude Oil and Products Logistics			1,595	1,517
Natural Gas and NGL Services
BANGL, LLC(3)		45%	281	63
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	329	336
MarkWest Utica EMG, L.L.C.	X	59%	742	676
Ohio Gathering Company L.L.C.(4)	X	35%	470	—
Sherwood Midstream LLC	X	50%	488	500
WPC Parent, LLC(5)		30%	208	214
Other(2)	X		418	437
Total Natural Gas and NGL Services			2,936	2,226
Total			$4,531	$3,743
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”).
(2)    Some investments included within Other have also been deemed to be VIEs.
(3)    In July 2024, we purchased an additional 20 percent ownership interest in BANGL, LLC, increasing our ownership interest to 45 percent, as discussed in Note 4.
(4)    We acquired a 36 percent direct interest in OGC in the Utica Midstream Acquisition discussed in Note 4. We also hold a 38 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
(5)    Reflects the dilution of MPLX’s ownership interest in Whistler Pipeline, LLC and the formation of a new entity, WPC Parent, LLC, as discussed in Note 4. The carrying value at December 31, 2024 represents our ownership in WPC Parent, LLC, and the carrying value at December 31, 2023 represents our ownership interest in Whistler Pipeline, LLC.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2024, 2023 and 2022. See Note 22 for information on our guarantees related to equity method investees.

From time to time, changes in the design or nature of the activities of our equity method investments may require us to reconsider our conclusions on the entity’s status as a VIE and/or our status as the primary beneficiary. Such reconsideration could result in a change in the classification of the equity method investment.
Summarized financial information for MPLX’s equity method investments is as follows:

(In millions)	2024	2023	2022
Income statement data:
Revenues and other income	$3,594	$3,262	$2,653
Costs and expenses	1,535	1,331	1,251
Income from operations	2,059	1,930	1,402
Net income	1,631	1,634	1,246
Balance sheet data:
Current assets	1,570	1,531
Noncurrent assets	17,927	13,860
Current liabilities	746	979
Noncurrent liabilities	6,711	4,856
As of December 31, 2024 and 2023, the carrying value of MPLX’s equity method investments in the Crude Oil and Products Logistics segment exceeded the underlying net assets of its investees by $291 million and $299 million, respectively. As of December 31, 2024, the carrying value of its equity method investments in the Natural Gas and NGL Services segment exceeded the underlying net assets of its equity method investments by approximately $198 million. As of December 31, 2023, the underlying net assets of MPLX’s investees in the Natural Gas and NGL Services segment exceeded the carrying value of its equity method investments by approximately $30 million.
At both December 31, 2024 and 2023, the Crude Oil and Products Logistics basis difference related to goodwill was $167 million. At both December 31, 2024 and 2023, the Natural Gas and NGL Services basis difference related to goodwill was $31 million.
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
•MPLX has a keep-whole commodity agreement with MPC under which MPC pays us a processing fee for NGLs related to keep-whole agreements and we pay MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provides for a base volume subject to a base rate and incremental volumes subject to variable rates, which are calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes are subject to revision each year. This agreement is subject to automatic three-month renewal periods. This agreement is scheduled to expire in 2025.
•MPLX has an agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. MPLX receives fixed annual fees for providing the required services, which are subject to predetermined annual escalation rates. This agreement is subject to an initial term of five years and automatically renews for one additional five-year renewal period unless terminated by either party.
In many cases, agreements are location-based hybrid agreements, containing provisions relating to multiple of the types of agreements and services described above.
Operating Agreements
MPLX operates various pipelines owned by MPC under operating services agreements. Under these operating services agreements, MPLX receives a fee for operating the assets and is reimbursed for all associated direct and indirect costs. Most of these agreements are indexed for inflation. These agreements range from one to ten years in length and automatically renew unless terminated by either party.
MPLX also receives management fee revenue for engineering, construction and administrative services for operating certain of its equity method investments. Amounts earned under these management agreements are classified as Other income-related parties in the Consolidated Statements of Income.
Co-location Services Agreements
MPLX is party to co-location services agreements with MPC’s refineries under which MPC provides management, operational and other services to MPLX. MPLX pays MPC monthly fixed fees and direct reimbursements for such services calculated as set forth in the agreements. These agreements have initial terms of 50 years.
Ground Lease Agreements
MPLX is party to ground lease agreements with certain of MPC’s refineries under which MPLX is the lessee of certain sections of property which contain facilities owned by MPLX and are within the premises of MPC’s refineries. MPLX pays MPC monthly fixed fees under these ground leases. These agreements are subject to various terms.
Omnibus Agreements
MPLX has omnibus agreements with MPC that address MPLX’s payment of fixed annual fees to MPC for the provision of executive management services by certain executive officers of the general partner and MPLX’s reimbursement of MPC for the provision of certain general and administrative services to it (“Omnibus Charges”). They also provide for MPC’s indemnification to MPLX for certain matters, including environmental, title and tax matters, as well as our indemnification of MPC for certain matters under these agreements.
The omnibus agreements also provide for other reimbursements, including certain capital and expense projects. Capital project reimbursements are recognized as contributions from MPC. Expense project reimbursements are recognized as either revenue over the remaining term of the applicable agreement or as an offset to expense.
Employee Services Agreements
MPLX has various employee services agreements and secondment agreements with MPC under which MPLX reimburses MPC for employee benefit expenses, along with the provision of operational and management services in support of both our Crude Oil and Products Logistics and Natural Gas and NGL Services segments’ operations (“ESA Charges”).
Related Party Loan
MPLX is party to a loan agreement (the “MPC Loan Agreement”) with MPC. Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement was renewed on July 31, 2024 and is now scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts, if any, at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 17.
There was no activity on the MPC Loan Agreement for the years ended December 31, 2024 and 2023. Activity on the MPC Loan Agreement for the year ended December 31, 2022 was as follows:

(In millions, except %)	2022
Borrowings	$2,989
Weighted average interest rate of borrowings	1.50%
Repayments	$4,439
Outstanding balance at end of period	$—
Related Party Revenue
Related party revenue consists primarily of revenue recognized from the commercial agreements with MPC as well as fees charged under operating agreements with MPC or our equity affiliates as outlined above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the years ended December 31, 2024, 2023 and 2022, these sales totaled $754 million, $739 million and $1,002 million, respectively.
Related Party Expenses
Related party expenses consist primarily of Omnibus Charges, ESA Charges, and fees paid under the co-location agreements and ground lease agreements as outlined above. Omnibus Charges and ESA Charges are classified as Rental cost of sales - related parties, Purchases - related parties, or General and administrative expenses depending on the nature of the asset or activity with which the costs are associated. Additionally, we also incur costs under agreements for transportation and processing services with certain of our unconsolidated affiliates.
In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.
For the years ended December 31, 2024, 2023 and 2022, General and administrative expenses incurred from MPC totaled $289 million, $262 million and $235 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For 2024, 2023 and 2022, these charges totaled $182 million, $94 million and $70 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 21 for additional information) and deferred revenue.

	December 31,
(In millions)	2024	2023
Current assets - related parties
Receivables	$620	$587
Lease receivables	204	149
Prepaid	5	5
Other	1	7
Total	830	748
Noncurrent assets - related parties
Long-term lease receivables	677	789
Right of use assets	226	227
Unguaranteed residual asset	189	126
Long-term receivables	28	19
Total	1,120	1,161
Current liabilities - related parties
MPC loan agreement and other payables(1)	288	278
Deferred revenue	106	81
Operating lease liabilities	2	1
Total	396	360
Long-term liabilities - related parties
Long-term operating lease liabilities	224	226
Long-term deferred revenue	110	99
Total	$334	$325
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of December 31, 2024 or December 31, 2023.
Other Related Party Transactions
From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value.

7. Equity
Units Outstanding
MPLX had 1,017,142,290 common units outstanding as of December 31, 2024. Of that number, 647,415,452 were owned by MPC. The changes in the number of common units during the years ended December 31, 2022, 2023, and 2024 are summarized below:

(In units)	Common Units
Balance at December 31, 2021	1,016,178,378
Unit-based compensation awards	190,529
Units redeemed in unit repurchase program	(15,348,291)
Balance at December 31, 2022	1,001,020,616
Unit-based compensation awards	196,428
Conversion of Series A preferred units(1)	2,281,831
Balance at December 31, 2023	1,003,498,875
Unit-based compensation awards	141,985
Conversion of Series A preferred units(1)	21,078,998
Units redeemed in unit repurchase program	(7,577,568)
Balance at December 31, 2024	1,017,142,290
(1)    Certain Series A preferred unitholders have exercised their rights to convert their Series A preferred units into common units as discussed in Note 9.
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
Total unit repurchases were as follows for the years ended December 31, 2024, 2023 and 2022:

(In millions, except per unit data)	2024	2023	2022
Number of units repurchased	8	—	15
Cash paid for units repurchased(1)	$326	$—	$491
Average cost per unit(1)	$43.04	$—	$31.96
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of December 31, 2024, we had $520 million remaining under the unit repurchase authorization.
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
The changes in the Series B preferred unit balance during 2023 and 2022 are included in the Consolidated Statements of Equity within Series B preferred units.
Cash Distributions
Total distributions declared for the years ended December 31, 2024, 2023 and 2022 are summarized in the table below.

	2024	2023	2022
Distributions per common unit	$3.613	$3.250	$2.960

The allocation of total quarterly cash distributions to limited, and preferred unitholders is as follows for the years ended December 31, 2024, 2023 and 2022. The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

(In millions)	2024	2023	2022
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$3,678	$3,256	$2,980
Series A preferred unit distributions	27	94	88
Series B preferred unit distributions(1)	—	5	41
Total cash distributions declared	$3,705	$3,355	$3,109
(1)    2023 period includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to the redemption.
On January 22, 2025, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2024, totaling $972 million, or $0.9565 per common unit. This rate was also received by Series A preferred unitholders. These distributions were paid on February 14, 2025 to unitholders of record on February 3, 2025.
8. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the years ended December 31, 2024, 2023 and 2022, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the years ended December 31, 2024, 2023 and 2022, were less than 1 million.

(In millions, except per unit data)	2024	2023	2022
Net income attributable to MPLX LP(1):	$4,317	$3,928	$3,944
Less: Distributions declared on Series A preferred units	27	94	88
Distributions declared on Series B preferred units	—	5	41
Distributions declared on other participating securities	2	—	—
Undistributed earnings allocated to participating securities	7	16	24
Impact of redemption of Series B preferred units	—	5	—
Net Income available to common unitholders	$4,281	$3,808	$3,791
Weighted average units outstanding:
Basic	1,016	1,001	1,010
Diluted	1,017	1,002	1,010
Net income attributable to MPLX LP per limited partner unit:
Basic	$4.21	$3.80	$3.75
Diluted	$4.21	$3.80	$3.75
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
Preferred Unit Distribution Rights
The Series A preferred units rank senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis, including any supplemental distributions made to common unitholders. On January 22, 2025,

MPLX declared a quarterly cash distribution of $0.9565 per common unit for the fourth quarter of 2024. Holders of the Series A preferred units received the common unit rate in lieu of the lower $0.528125 base amount.
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
Preferred Units Outstanding
During the years ended December 31, 2024 and December 31, 2023, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 21 million common units and 2 million common units, respectively. Approximately 6 million Series A preferred units were outstanding as of December 31, 2024. On February 11, 2025, MPLX exercised its right to convert the remaining outstanding Series A preferred units into common units in accordance with the conversion provision discussed above.
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
For a summary of changes in the redeemable preferred balance for the years ended December 31, 2024, 2023 and 2022, see the Consolidated Statements of Equity.
10. Segment Information
MPLX’s chief operating decision maker (“CODM”) is the chief executive officer of its general partner. The CODM reviews MPLX’s discrete financial information, makes operating decisions, assesses financial performance and allocates resources on a product-based value chain basis. As discussed in Note 1, we renamed and modified the composition of our segments in the fourth quarter of 2024. The segment realignment is presented for the year ended December 31, 2024, with prior periods recast for comparability. See Note 1 for additional details. MPLX has two reportable segments: Crude Oil and Products Logistics and Natural Gas and NGL Services. Each of these segments is organized and managed based upon the product-based value chain each supports.
•Crude Oil and Products Logistics – gathers, transports, stores and distributes crude oil, refined products, other hydrocarbon-based products and renewables. Also includes the operation of refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns.
•Natural Gas and NGL Services – gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs.
Our CODM evaluates the performance of our segments using Segment Adjusted EBITDA. The CODM uses adjusted EBITDA by segment results when making decisions about allocating capital and personnel as a part of the annual business plan process and ongoing monitoring of performance. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; and (vii) other adjustments as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about our reportable segments:

(In millions)	2024	2023	2022
Crude Oil and Products Logistics
Service revenue	$4,543	$4,335	$4,057
Rental income	882	857	803
Product related revenue	18	18	19
Sales-type lease revenue	475	500	465
Income from equity method investments	269	270	197
Other income	152	68	57
Total segment revenues and other income(1)	6,339	6,048	5,598
Operating expenses	2,097	2,006	1,937
Other segment items(2)	(133)	(92)	(100)
Segment Adjusted EBITDA(3)	4,375	4,134	3,761
Capital expenditures	482	414	325
Investments in unconsolidated affiliates(4)	93	8	63
Natural Gas and NGL Services
Service revenue	2,407	2,189	2,056
Rental income	222	208	287
Product related revenue	2,221	2,191	2,792
Sales-type lease revenue	136	136	62
Income from equity method investments(5)	533	330	279
Other income(6)	75	179	539
Total segment revenues and other income(1)	5,594	5,233	6,015
Purchased product costs	1,561	1,598	2,063
Operating expenses	1,704	1,564	1,472
Other segment items(2)	(60)	(64)	466
Segment Adjusted EBITDA(3)	2,389	2,135	2,014
Capital expenditures	568	605	528
Investments in unconsolidated affiliates(4)	$143	$90	$154
(1)    Within the total segment revenues and other income amounts presented above, third party revenues for the Crude Oil and Products Logistics segment were $746 million, $701 million and $574 million for the years ended December 31, 2024, 2023 and 2022, respectively. Third party revenues for the Natural Gas and NGL Services segment were $5,297 million, $4,902 million and $5,748 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Other segment items in the Crude Oil and Products Logistics segment include income from equity method investments, distributions and adjustments related to equity method investments, equity-based compensation and other miscellaneous items. Other segment items in the Natural Gas and NGL Services segment include income from equity method investments, distributions and adjustments related to equity method investments, gains on sales-type leases and equity method investments, unrealized derivative gain/loss and other miscellaneous items.
(3)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(4)    Investments in unconsolidated affiliates for the Crude Oil and Products Logistics segment include contributions of $92 million and $60 million for the years ended December 31, 2024 and 2022, respectively, to Dakota Access to fund our share of debt repayments by the joint venture and exclude $18 million related to the acquisition of additional interest in Wink to Webster Pipeline LLC for the year ended December 31, 2024. Investments in unconsolidated affiliates for the Natural Gas and NGL Services segment exclude $210 million related to the acquisition of additional interests in BANGL, LLC for the year ended December 31, 2024.
(5)    Includes a $151 million gain related to the dilution of ownership interest in connection with the Whistler Joint Venture Transaction in 2024.
(6)    Includes a $92 million gain on remeasurement of our existing equity investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023. Includes a $509 million gain on a lease reclassification for the year ended December 31, 2022. See Note 21 in the Consolidated Financial Statements for additional information.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

(In millions)	2024	2023	2022
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$4,375	$4,134	$3,761
Natural Gas and NGL Services Segment Adjusted EBITDA	2,389	2,135	2,014
Total reportable segments	6,764	6,269	5,775
Depreciation and amortization(1)	(1,283)	(1,213)	(1,230)
Net interest and other financial costs	(921)	(923)	(925)
Income from equity method investments	802	600	476
Distributions/adjustments related to equity method investments	(928)	(774)	(652)
Gain on sales-type leases and equity method investments	—	92	509
Adjusted EBITDA attributable to noncontrolling interests	44	42	38
Garyville incident response costs(2)	—	(16)	—
Other(3)	(121)	(111)	(13)
Net income	$4,357	$3,966	$3,978
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $526 million, $530 million and $515 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $757 million, $683 million and $715 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	2024	2023	2022
Total revenues and other income(1)
Crude Oil and Products Logistics	88%	88%	90%
Natural Gas and NGL Services	4%	5%	4%
Total	49%	50%	47%
(1)    The percent calculations for the year ended December 31, 2024 exclude a gain of $151 million related to the dilution of ownership interest in connection with the Whistler Joint Venture Transaction. The percent calculations for the year ended December 31, 2023 exclude a $92 million gain associated with the remeasurement of its existing equity investment in Torñado. The percent calculations for the year ended December 31, 2022 exclude a $509 million gain on a lease reclassification.
Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction. For the year ended December 31, 2023, revenues with one customer primarily related to these NGL transactions accounted for approximately 10 percent of our total revenues and other income, respectively.
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
12. Inventories
Inventories consist of the following:

	December 31,
(In millions)	2024	2023
NGLs	$5	$8
Line fill	18	15
Spare parts, materials and supplies	157	136
Total inventories	$180	$159

13. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2024	2023
Crude Oil and Products Logistics
Pipelines	15 - 50 years	$6,627	$6,455
Refining logistics	15 - 20 years	1,867	1,818
Terminals	15 - 40 years	1,726	1,651
Marine	15 - 20 years	1,149	1,100
Land, building and other	5 - 60 years	1,619	1,609
Construction-in-progress		201	146
Total Crude Oil and Products Logistics property, plant and equipment		13,189	12,779
Natural Gas and NGL Services
Gathering and transportation	5 - 40 years	7,789	7,484
Processing and fractionation	10 - 40 years	6,611	6,203
Land, building and other	5 - 40 years	541	525
Construction-in-progress		274	394
Total Natural Gas and NGL Services property, plant and equipment		15,215	14,606
Total property, plant and equipment		28,404	27,385
Less accumulated depreciation		9,250	8,121
Property, plant and equipment, net		$19,154	$19,264
We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $19 million, $15 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
14. Goodwill and Intangibles
Goodwill
MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.
Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. We have five reporting units, three of which have goodwill allocated to them. For the annual impairment assessment as of November 30, 2024, management performed only a qualitative assessment for two reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. The fair value of the crude gathering reporting unit for which a quantitative assessment was performed was determined based on applying both a discounted cash flow, or income approach, as well as a market approach which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent.
The significant assumptions used to develop the estimate of the fair value under the discounted cash flow method included management’s best estimates of the discount rate of 8.5 percent as well as estimates of future cash flows, which are impacted primarily by producers’ development plans, which impact future volumes and capital requirements. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements. Total goodwill at December 31, 2024 was $7,645 million and no impairment was recorded as a result of our November 30, 2024 annual goodwill impairment analysis.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Gross goodwill as of December 31, 2022	$7,645	$3,141	$10,786
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2022	7,645	—	7,645
Balance as of December 31, 2023	7,645	—	7,645
Balance as of December 31, 2024	7,645	—	7,645

Gross goodwill as of December 31, 2024	7,645	3,141	10,786
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2024	$7,645	$—	$7,645
Intangible Assets
MPLX’s intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of December 31, 2024 and 2023 is shown below:

	December 31, 2024			December 31, 2023
(In millions)	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
Crude Oil and Products Logistics	$283	$(224)	$59	$283	$(189)	$94
Natural Gas and NGL Services	1,363	(904)	459	1,365	(805)	560
	$1,646	$(1,128)	$518	$1,648	$(994)	$654
(1)    Amortization expense attributable to the Crude Oil and Products Logistics segment for the years ended December 31, 2024 and 2023 was $35 million and $36 million, respectively. Amortization expense attributable to the Natural Gas and NGL Services segment for the years ended December 31, 2024 and 2023 was $99 million and $92 million, respectively.
Estimated future amortization expense related to the intangible assets at December 31, 2024 is as follows:

(In millions)
2025	$121
2026	112
2027	84
2028	67
2029	16
2030 and thereafter	118
Total	$518
15. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of December 31, 2024 and 2023 by fair value hierarchy level.

	December 31,
	2024		2023
(In millions)	Asset	Liability	Asset	Liability
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	$—	$10	$—	$11
Other noncurrent assets / Other long-term liabilities	—	48	—	50
Total carrying value in Consolidated Balance Sheets	$—	$58	$—	$61
Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from our sales of propane under certain percent-of-proceeds and keep-whole arrangements. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs. All of our Level 2 instruments were settled during 2024. There were no positions outstanding as of December 31, 2024.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.65 to $1.54 per gallon with a weighted average of $0.81 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2024	2023
Beginning balance	$(61)	$(61)
Unrealized and realized (loss)/gain included in Net Income(1)	(10)	(11)
Settlements	13	11
Ending balance	(58)	(61)

The amount of total loss for the period included in earnings attributable to the change in unrealized gain relating to liabilities still held at end of period	$(7)	$(9)
(1)    (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs on the Consolidated Statements of Income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 and 2023 relate to acquisitions and other transactions as discussed in Note 4.
Non-recurring fair value measurements and disclosures in 2022 relate primarily to MPLX’s sales-type leases as discussed in Note 21. The net investment in sales-type leases is recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs.
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
The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	December 31,
	2024		2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$19,574	$21,068	$19,377	$20,547
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
16. Derivative Financial Instruments
During the year ended December 31, 2024, MPLX entered into commodity contracts that were executed to manage price risk during 2024. All of those positions were settled during 2024, with the associated gains included in the table below. As of December 31, 2024, MPLX had no outstanding commodity contracts beyond the embedded derivative discussed below.
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 15. See Note 2 for a discussion of derivatives MPLX may use and the reasons for them. At December 31, 2024 and 2023, the estimated fair value of this contract was a liability of $58 million and $61 million, respectively.
As of December 31, 2024 and 2023, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.
The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

(In millions)	2024	2023	2022
Product sales
Realized gain	$1	$7	$—
Product sales derivative gain	1	7	—
Purchased product costs
Realized loss	(13)	(11)	(12)
Unrealized gain	3	—	47
Purchased product cost derivative (loss)/gain	(10)	(11)	35
Total derivative (loss)/gain included in Net Income	$(9)	$(4)	$35

17. Debt
MPLX’s outstanding borrowings consist of the following:

	December 31,
(In millions)	2024	2023
MPLX LP:
Bank revolving credit facility	$—	$—
4.875% senior notes due December 1, 2024	—	1,149
4.000% senior notes due February 15, 2025	500	500
4.875% senior notes due June 1, 2025	1,189	1,189
1.750% senior notes due March 1, 2026	1,500	1,500
4.125% senior notes due March 1, 2027	1,250	1,250
4.250% senior notes due December 1, 2027	732	732
4.000% senior notes due March 15, 2028	1,250	1,250
4.800% senior notes due February 15, 2029	750	750
2.650% senior notes due August 15, 2030	1,500	1,500
4.950% senior notes due September 1, 2032	1,000	1,000
5.000% senior notes due March 1, 2033	1,100	1,100
5.500% senior notes due June 1, 2034	1,650	—
4.500% senior notes due April 15, 2038	1,750	1,750
5.200% senior notes due March 1, 2047	1,000	1,000
5.200% senior notes due December 1, 2047	487	487
4.700% senior notes due April 15, 2048	1,500	1,500
5.500% senior notes due February 15, 2049	1,500	1,500
4.950% senior notes due March 14, 2052	1,500	1,500
5.650% senior notes due March 1, 2053	500	500
4.900% senior notes due April 15, 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.875% senior notes, due 2024-2025	11	12
ANDX - 4.250% - 5.200% senior notes, due 2027-2047	31	31
Financing lease obligations(1)	6	6
Total	21,206	20,706
Unamortized debt issuance costs	(126)	(122)
Unamortized discount	(132)	(153)
Amounts due within one year	(1,693)	(1,135)
Total long-term debt due after one year	$19,255	$19,296
(1)    See Note 21 for lease information.
The following table shows five years of scheduled debt payments, including payments on finance lease obligations, as of December 31, 2024:

(In millions)
2025	$1,701
2026	1,501
2027	2,001
2028	1,250
2029	$750
Credit Agreement
MPLX Credit Agreement
MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and, among other things, provides for a $2.0 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.
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
The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2024, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.
There were no revolver borrowings or repayments under the MPLX Credit Agreement during the years ended December 31, 2024 and 2023.
Senior Notes
Interest on each series of MPLX LP, MarkWest and ANDX senior notes outstanding is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
4.000% senior notes due February 15, 2025	February 15th and August 15th
4.875% senior notes due June 1, 2025	June 1st and December 1st
1.750% senior notes due March 1, 2026	March 1st and September 1st
4.125% senior notes due March 1, 2027	March 1st and September 1st
4.250% senior notes due December 1, 2027	June 1st and December 1st
4.000% senior notes due March 15, 2028	March 15th and September 15th
4.800% senior notes due February 15, 2029	February 15th and August 15th
2.650% senior notes due August 15, 2030	February 15th and August 15th
4.950% senior notes due September 1, 2032	March 1st and September 1st
5.000% senior notes due March 1, 2033	March 1st and September 1st
5.500% senior notes due June 1, 2034	June 1st and December 1st
4.500% senior notes due April 15, 2038	April 15th and October 15th
5.200% senior notes due March 1, 2047	March 1st and September 1st
5.200% senior notes due December 1, 2047	June 1st and December 1st
4.700% senior notes due April 15, 2048	April 15th and October 15th
5.500% senior notes due February 15, 2049	February 15th and August 15th
4.950% senior notes due March 14, 2052	March 14th and September 14th
5.650% senior notes due March 1, 2053	March 1st and September 1st
4.900% senior notes due April 15, 2058	April 15th and October 15th
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of the 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) in an underwritten public offering. The 2034 Senior Notes were offered at a price to the public of 98.778 percent of par, with interest payable semi-annually in arrears, commencing on December 1, 2024. On December 1, 2024, MPLX used $1,150 million of the net proceeds from the issuance of the 2034 Senior Notes to repay all of (i) MPLX’s outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (ii) MarkWest’s outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024. On February 18, 2025, MPLX used the remaining net proceeds from the issuance of the 2034 Senior Notes to repay all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025.

On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of notes, consisting of $1.1 billion principal amount of 5.00 percent senior notes due 2033 (the “2033 Senior Notes”) and $500 million principal amount of 5.65 percent senior notes due 2053 (the “2053 Senior Notes”). The 2033 Senior Notes were offered at a price to the public of 99.170 percent of par with interest payable semi-annually in arrears, commencing on September 1, 2023. The 2053 Senior Notes were offered at a price to the public of 99.536 percent of par with interest payable semi-annually in arrears, commencing on September 1, 2023. On February 15, 2023, MPLX used $600 million of the net proceeds to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds and cash on hand, to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023, at par, plus accrued and unpaid interest. The redemption resulted in a loss of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs, which is included on the Consolidated Statements of Income as Net interest and other financial costs.
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
18. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

(In millions)	2024	2023	2022
Interest expense	$963	$912	$852
Other financial costs	72	69	81
Interest income	(95)	(43)	(4)
Capitalized interest	(19)	(15)	(9)
Related-party interest and other financial costs	—	—	5
Net interest and other financial costs	$921	$923	$925
19. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the years ended December 31, 2024, 2023 and 2022:

	2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$391	$2,379	$2,770
Service revenue - related parties	4,152	28	4,180
Service revenue - product related	—	357	357
Product sales	5	1,652	1,657
Product sales - related parties	13	212	225
Total revenues from contracts with customers	$4,561	$4,628	9,189
Non-ASC 606 revenue(1)			2,744
Total revenues and other income			$11,933

	2023
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$369	$2,170	$2,539
Service revenue - related parties	3,966	19	3,985
Service revenue - product related	—	294	294
Product sales	5	1,660	1,665
Product sales - related parties	13	237	250
Total revenues from contracts with customers	$4,353	$4,380	8,733
Non-ASC 606 revenue(1)			2,548
Total revenues and other income			$11,281

	2022
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$320	$2,039	$2,359
Service revenue - related parties	3,737	17	3,754
Service revenue - product related	—	394	394
Product sales	6	2,213	2,219
Product sales - related parties	13	185	198
Total revenues from contracts with customers	$4,076	$4,848	8,924
Non-ASC 606 revenue(1)			2,689
Total revenues and other income			$11,613
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

The tables below reflect the changes in ASC 606 contract balances for the years ended December 31, 2024 and 2023:

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at December 31, 2024
Contract assets	$3	$—	$(1)	$2
Long-term contract assets	1	(1)	—	—
Deferred revenue	59	86	(61)	84
Deferred revenue - related parties	47	90	(66)	71
Long-term deferred revenue	344	(29)	—	315
Long-term deferred revenue - related parties	$29	$15	$—	$44

(In millions)	Balance at December 31, 2022	Additions/ (Deletions)	Revenue Recognized(1)	Balance at December 31, 2023
Contract assets	$21	$(18)	$—	$3
Long-term contract assets	1	—	—	1
Deferred revenue	57	42	(40)	59
Deferred revenue - related parties	63	86	(102)	47
Long-term deferred revenue	216	128	—	344
Long-term deferred revenue - related parties	25	4	—	29
Long-term contract liabilities	$2	$(2)	$—	$—
(1)    No significant revenue was recognized related to past performance obligations in the current periods.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
A significant portion of our future contracted revenue is excluded from the amounts presented below in accordance with ASC 606. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded from this disclosure. Additionally, we do not disclose information on the future performance obligations for any contract with an original expected duration of one year or less, or that are terminable by our customer with little or no termination penalties. Potential future performance obligations related to renewals that have not yet been exercised or are not certain of exercise are excluded from the amounts presented below. Revenues classified as Rental income and Sales-type lease revenue are also excluded from this table as they are disclosed in Note 21.

(In billions)
2025	$2.2
2026	2.0
2027	1.8
2028	0.6
2029	0.3
2030 and thereafter	0.5
Total revenue on remaining performance obligations	$7.4
As of December 31, 2024, unsatisfied performance obligations included in the Consolidated Balance Sheets are $514 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 19 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

20. Supplemental Cash Flow Information

(In millions)	2024	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$940	$893	$813
Income taxes paid	6	7	3
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	71	71	73
Net cash provided by financing activities included:
Principal payments under finance lease obligations	1	1	2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment (to)/from materials and supplies inventories	—	(8)	(1)
ROU assets obtained in exchange for new operating lease obligations	47	21	78
ROU assets obtained in exchange for new finance lease obligations	1	—	1
Book value of equity method investment(1)	4	311	—
(1)    Represents the book value of MPLX’s equity method investment in OCC in 2024 and Torñado in 2023 prior to MPLX buying out the remaining interest in these entities. See Note 4 for additional information.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2024	2023	2022
Additions to property, plant and equipment	$1,056	$937	$806
(Decrease)/Increase in capital accruals	(6)	82	47
Total capital expenditures	$1,050	$1,019	$853
21. Leases
Lessee
We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one year to 94 years. Some long-term leases include renewal options ranging from one year to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.

The components of lease cost were as follows:

	2024		2023		2022
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Components of lease costs:
Operating lease costs	$14	$58	$14	$56	$15	$61
Finance lease cost:
Amortization of ROU assets	—	1	—	1	—	1
Interest on lease liabilities	—	—	—	—	—	1
Total finance lease cost	—	1	—	1	—	2

Variable lease cost	4	12	4	10	2	16
Short-term lease cost	1	71	1	61	—	45
Total lease cost	$19	$142	$19	$128	$17	$124
Supplemental balance sheet data related to leases were as follows:

	December 31, 2024		December 31, 2023
(In millions, except % and years)	Related Party	Third Party	Related Party	Third Party
Operating leases
Assets
Right of use assets	$226	$273	$227	$264
Liabilities
Operating lease liabilities	2	45	1	45
Long-term operating lease liabilities	224	217	226	211
Total operating lease liabilities	$226	$262	$227	$256
Weighted average remaining lease term	42 years	8 years	43 years	9 years
Weighted average discount rate	5.8%	4.2%	5.8%	4.2%

Finance leases
Assets
Property, plant and equipment, gross		$10		$10
Less: Accumulated depreciation		5		5
Property, plant and equipment, net		5		5
Liabilities
Long-term debt due within one year		1		1
Long-term debt		5		5
Total finance lease liabilities		$6		$6
Weighted average remaining lease term		22 years		20 years
Weighted average discount rate		6.0%		6.0%
As of December 31, 2024, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2025	$15	$55	$2
2026	15	48	2
2027	14	40	1
2028	14	37	—
2029	14	30	—
2030 and thereafter	532	97	7
Gross lease payments	604	307	12
Less: Imputed interest	378	45	6
Total lease liabilities	$226	$262	$6

Lessor
Certain fee-based transportation and storage services agreements with MPC and third parties and certain fee-based natural gas transportation and processing agreements with third parties are accounted for as operating leases under ASC 842. These agreements have remaining terms ranging from less than one year to 11 years with renewal options ranging from one year to five years, with some agreements having multiple renewal options.
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
Lease revenues included on the Consolidated Statements of Income during 2024, 2023 and 2022 were as follows:

	2024		2023		2022
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$853	$251	$822	$243	$763	$327
Sales-type leases:
Interest income (Sales-type rental revenue - fixed minimum)	455	114	467	114	447	46
Interest income (Revenue from variable lease payments)	20	22	33	22	18	16
Sales-type lease revenue	$475	$136	$500	$136	$465	$62
During the third quarter of 2022, the approved expansion of a gathering and compression system triggered the first assessment of the related third-party agreement under ASC 842. Additionally, during the year ended December 31, 2022, we executed amendments to certain related party storage, transportation and terminal service agreements between MPLX and MPC to provide for reimbursements for projects, changes to minimum volume commitments or to extend the term of the agreement. The changes required the embedded leases within these agreements to be reassessed under ASC 842. As a result of these lease assessments, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized and the present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease during the respective periods.
The following presents the consolidated financial statement impact of related-party and third-party sales-type leases, on commencement or modification date. These transactions, including any related gains recognized in the Consolidated Statements of Income, were non-cash transactions. There were no significant transactions to report for the years ended December 31, 2024 and December 31, 2023.

	2022
(In millions)	Related Party(1)	Third Party(2)
Lease receivables	$87	$914
Unguaranteed residual assets	6	63
Property, plant and equipment, net	(50)	(745)
Deferred revenue	—	277
Amount recognized on commencement date	$43	$509
(1)    The amount recognized on commencement date was recorded as a Contribution from MPC in the Consolidated Statements of Equity given the underlying agreements are between entities under common control.
(2)    The amount recognized on commencement date was recorded as a gain in Other income in the Consolidated Statements of Income.

The following is a schedule of minimum future rental payments to be received on the non-cancellable operating leases as of December 31, 2024:

(In millions)	Related Party	Third Party	Total
2025	$759	$98	$857
2026	734	77	811
2027	618	55	673
2028	332	47	379
2029	182	46	228
2030 and thereafter	235	214	449
Total minimum future rentals	$2,860	$537	$3,397
Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2024:

(In millions)	Related Party	Third Party	Total
2025	$496	$172	$668
2026	479	157	636
2027	381	147	528
2028	107	138	245
2029	56	130	186
2030 and thereafter	119	896	1,015
Total minimum future rentals	1,638	1,640	3,278
Less: Imputed interest	757	707	1,464
Lease receivable(1)	$881	$933	$1,814

Current lease receivables(2)	$204	$102	$306
Long-term lease receivables(3)	677	831	1,508
Unguaranteed residual assets(3)	189	95	284
Total sales-type lease assets	$1,070	$1,028	$2,098
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
The following schedule summarizes MPLX’s investment in assets held under operating lease by major classes as of December 31, 2024 and 2023:

	December 31,
(In millions)	2024	2023
Pipelines	$689	$677
Refining logistics	1,430	1,399
Terminals	1,310	1,267
Marine	126	126
Gathering and transportation	86	86
Processing and fractionation	1,039	1,000
Land, building and other	171	165
Total property, plant and equipment	4,851	4,720
Less: accumulated depreciation	2,378	2,124
Property, plant and equipment, net	$2,473	$2,596
Capital expenditures related to assets subject to sales-type lease arrangements were $159 million, $85 million and $72 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are reflected as Additions to property, plant and equipment in the Consolidated Statements of Cash Flows.

22. Commitments and Contingencies
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
At December 31, 2024 and 2023, accrued liabilities for remediation totaled $15 million and $19 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
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
Dakota Access
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
WPC Parent, LLC
MPLX’s maximum exposure to loss for WPC Parent, LLC includes an $82 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
At December 31, 2024, MPLX’s contractual commitments to acquire property, plant and equipment totaled $128 million. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2024, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.
Other Contractual Obligations
MPLX executed various third-party transportation, terminalling, and gathering and processing agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms, which range from less than one year to seven years. After the minimum volume commitments are met in these agreements, MPLX pays additional amounts based on throughput. These agreements may include escalation clauses based on various inflationary indices; however, those potential increases have not been incorporated in minimum fees due under these agreements presented below. The minimum future payments under these agreements as of December 31, 2024 are as follows:

(In millions)
2025	$166
2026	152
2027	136
2028	125
2029	87
2030 and thereafter	9
Total	$675

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Our “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” are set forth in Item 8.

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC
Following is information about the directors, executive officers and corporate officers of MPLX GP LLC:

Name	Age as of February 1, 2025	Position with MPLX GP LLC

Maryann T. Mannen	62	Director, President and Chief Executive Officer
Michael J. Hennigan	65	Executive Chairman of the Board of Directors
C. Kristopher Hagedorn	48	Director, Executive Vice President and Chief Financial Officer
Christine S. Breves	68	Director
Christopher A. Helms	70	Director
Garry L. Peiffer	73	Director
John J. Quaid	53	Director
Frank M. Semple	73	Director
J. Michael Stice	65	Director
John P. Surma	70	Director
Gregory S. Floerke	61	Executive Vice President and Chief Operating Officer
Timothy J. Aydt*	61	Executive Vice President
Molly R. Benson	58	Chief Legal Officer and Corporate Secretary
David R. Heppner*	58	Senior Vice President
Rick D. Hessling*	58	Senior Vice President
Shawn M. Lyon	57	Senior Vice President Logistics and Storage
Brian K. Partee*	51	Senior Vice President
Kristina A. Kazarian*	42	Vice President Finance and Investor Relations
Kelly S. Niese*	45	Vice President Treasury
Kelly D. Wright**	42	Vice President and Controller
*     Corporate officer
**     Effective March 3, 2025, Rebecca L. Iten will succeed Ms. Wright as Vice President and Controller.
Ms. Mannen was elected a member of the Board, effective February 2021, and was appointed President and Chief Executive Officer, effective August 1, 2024. She also was appointed President and Chief Executive Officer of MPC and elected as a member of MPC’s Board of Directors, effective August 1, 2024. Previously, she served as President of MPC since January 2024, and as Executive Vice President and Chief Financial Officer from January 2021 through December 2023. Before joining MPC, Ms. Mannen served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), an engineering services and energy technology company, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, as Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen serves on the executive committee of the American Petroleum Institute (API), the executive committee of American Fuel and Petrochemical

Manufacturers (AFPM), and the executive committee of the Ohio Business Roundtable, and is a member of The Business Council. She also serves as secretary of the Cynthia Woods Mitchell Pavilion board of directors and is a member of its executive and finance committees. Ms. Mannen holds a bachelor's degree in accounting and a master’s degree in business administration from Rider University.
Qualifications: Ms. Mannen brings to the Board significant leadership experience in the energy industry, including in the areas of management, finance and international operations. In addition, her experience as Chief Financial Officer at large, publicly traded energy sector companies enables her to contribute important insights regarding finance, risk management and public company matters.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2024); Owens Corning (since 2014)
Mr. Hennigan was elected Executive Chairman of the Board of Directors, effective August 1, 2024, having previously served as Chairman of the Board since April 2020 and as a member of the Board since June 2017. He served as President and Chief Executive Officer from November 2019 through July 2024, and as President from June 2017 through October 2019. Mr. Hennigan also was elected Executive Chairman of MPC’s Board of Directors, effective August 1, 2024, having previously served as MPC’s Chief Executive Officer from January 2024 through July 2024, and as President and Chief Executive Officer from March 2020 through December 2023. He has served on MPC’s Board of Directors since April 2020. Prior to joining us in 2017, Mr. Hennigan was President, Crude, NGL and Refined Products of the general partner of Energy Transfer Partners L.P. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P. from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development beginning in 2009. Mr. Hennigan holds a bachelor’s degree in chemical engineering from Drexel University.
Qualifications: Mr. Hennigan brings to the Board a unique perspective and valued guidance gained from nearly 40 years of industry experience, including as our Chairman, President and Chief Executive Officer, MPC’s President and Chief Executive Officer, and as the President and Chief Executive Officer of a successful growth-oriented master limited partnership. He leverages this expertise in advising on our strategic direction and apprising the Board on issues of significance to our industry and to us.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2020); Nutrien Ltd. (since 2022)
Mr. Hagedorn was appointed Executive Vice President and Chief Financial Officer, and was elected a member of the Board, effective January 1, 2024. He previously served as MPC’s Senior Vice President and Controller since September 2021, and as MPLX’s Vice President and Controller from October 2017 through August 2021. Before joining MPLX, he was Vice President and Controller at CONSOL Energy Inc., a Pennsylvania-based natural gas and coal producer and exporter, beginning in 2015, Assistant Controller beginning in 2014 and Director, Financial Accounting, beginning in 2012. Mr. Hagedorn was Chief Accounting Officer for CONE Midstream Partners LP, a publicly traded master limited partnership with gathering assets in the Appalachian Basin, from 2014 to 2015. Previously, he served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 1998. Mr. Hagedorn holds a bachelor’s degree in accounting from West Virginia University.
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
Other Public Company Directorships within Past Five Years: None
Ms. Breves was elected a member of the Board, effective November 2022. From 2013 until her retirement in December 2022, Ms. Breves held a number of senior roles at United States Steel Corporation (“U.S. Steel”), including as Executive Vice President, Business Transformation beginning August 2022, Senior Vice President and Chief Financial Officer from 2019 to August 2022, and Senior Vice President, Manufacturing Support and Chief Supply Chain Officer from 2017 to 2019. Prior to joining U.S. Steel, Ms. Breves was with Alcoa Corporation for 14 years, where she served in various leadership positions in the company’s global procurement organization, including as Chief Procurement Officer from 2004 to 2012. Ms. Breves holds a bachelor’s degree in management from College of Charleston and a master’s degree in business administration and management from The Citadel.
Qualifications: Ms. Breves brings to the Board significant executive experience in accounting and finance, strategy development and business transformation, procurement and operations management including extensive maintenance experience, as well as expertise in financial systems management, risk management and talent development. She has extensive experience in establishing internal controls, the review of financial statements and working capital.
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
Other Public Company Directorships within Past Five Years: None
Mr. Peiffer was elected a member of the Board, effective June 2012, and served as our President from 2012 until his retirement in 2014. He also served as MPC’s Executive Vice President, Corporate Planning and Investor & Government Relations from 2011 until his retirement. Mr. Peiffer began his career with Marathon in 1974 as an internal auditor, and then held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, he was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer is a member of the boards of the Catholic Community Foundation-Ohio and the Blanchard Valley Port Authority. He holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
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
Other Public Company Directorships within Past Five Years: None
Mr. Quaid was elected a member of the Board, effective January 2022. He was appointed Executive Vice President and Chief Financial Officer of MPC effective January 1, 2024, having previously served as Executive Vice President and Chief Financial Officer of MPLX since September 2021. Prior to his 2021 appointment, Mr. Quaid served as MPC’s Senior Vice President and Controller beginning in April 2020, and as Vice President and Controller beginning in 2014. Before joining MPC, Mr. Quaid was Vice President of Iron Ore at U.S. Steel, an integrated steel producer, beginning in 2014, and Vice President and Treasurer beginning in 2011, having previously served in various functions including investor relations, business planning, financial planning and analysis and project management. Mr. Quaid holds a bachelor’s degree in accounting from Lehigh University.
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
Other Public Company Directorships within Past Five Years: None
Mr. Semple was elected our Vice Chairman and as a member of the Board in December 2015, upon our acquisition of MarkWest Energy Partners, L.P. He served as Vice Chairman until his retirement in October 2016. He also served on MPC’s Board of Directors from December 2015 until October 2018. Prior to joining us, Mr. Semple served as President and Chief Executive Officer of MarkWest Energy Partners, L.P. beginning in 2003, and as Chairman of the Board beginning in 2008. Prior to his time at MarkWest, he served 22 years with The Williams Companies, Inc. and WilTel Communications, including as Chief Operating Officer of WilTel Communications, Senior Vice President/General Manager of Williams Natural Gas Company, Vice President of Operations and Engineering for Northwest Pipeline Company and division manager for Williams Pipe Line Company. Prior to joining Williams, Mr. Semple served in the United States Navy. He holds a bachelor’s degree in mechanical engineering from the United States Naval Academy and has completed the Program for Management Development at Harvard Business School.

Qualifications: Mr. Semple brings to the Board proven leadership ability in managing a complex business and a deep understanding of the midstream sector gained from his experience as Chairman and Chief Executive Officer of MarkWest, as well as significant experience regarding operations, strategic planning, finance and corporate governance matters.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2021); Tortoise Acquisition Corp (2019-2020)
Mr. Stice was elected a member of the Board, effective April 2018, and as a member of MPC’s Board of Directors in February 2017. He has served as a Professor at The University of Oklahoma since January 2023, having previously served as Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since 2015. Mr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P. in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. and Senior Vice President of natural gas projects of Chesapeake Energy Corporation since 2008. Mr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.
Qualifications: Mr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and as a member of the board of directors of MarkWest Energy Partners, L.P., which we acquired in 2015. He has forty years of experience in the upstream and midstream gas businesses.
Other Public Company Directorships within Past Five Years: Kosmos Energy Ltd. (since 2023); Marathon Petroleum Corporation (since 2017); Spartan Acquisition Corp. II (2020-2021); Spartan Acquisition Corp. III (2021-2022); Spartan Energy Acquisition Corporation (2018-2020); U.S. Silica Holdings, Inc. (2013-2021)
Mr. Surma was elected a member of the Board, effective October 2012, and as a member of MPC’s Board of Directors in July 2011. He served as MPC’s Chairman of the Board from April 2020 through July 2024, and currently serves as MPC’s independent Lead Director. Mr. Surma retired as the Chief Executive Officer and Executive Chairman of U.S. Steel in 2013. Prior to joining U.S. Steel, he served in several executive positions with Marathon, including as Senior Vice President, Finance & Accounting of Marathon Oil Company in 1997; President, Speedway SuperAmerica LLC in 1998; Senior Vice President, Supply & Transportation of Marathon Ashland Petroleum LLC in 2000; and President of Marathon Ashland Petroleum in 2001. Prior to joining Marathon, Mr. Surma worked for Price Waterhouse LLP, becoming a partner in 1987. In 1983, he participated in the President’s Executive Exchange Program in Washington, D.C., serving as Executive Staff Assistant to the Federal Reserve Board’s Vice Chairman. Mr. Surma chairs the board of the University of Pittsburgh Medical Center, and formerly chaired the boards of the Federal Reserve Bank of Cleveland and the National Safety Council. He was appointed by President Barack Obama to the President’s Advisory Committee for Trade Policy and Negotiations, serving from 2010 to 2014, including as Vice Chairman. Mr. Surma holds a bachelor’s degree in accounting from Pennsylvania State University.
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired Chairman and Chief Executive Officer of a large industrial firm, and the current Chairman of MPC, and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2011); Public Service Enterprise Group Inc. (since 2019); Trane Technologies plc (since 2013); Concho Resources Inc. (2014-2020)
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer, effective February 2021, having previously served as Executive Vice President and Chief Operating Officer, Gathering and Processing, Trucks and Rail, since August 2020. Prior to his 2020 appointment, he served as Executive Vice President, Natural Gas and NGL Services, beginning in 2018, as Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and as Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in December 2015, upon our acquisition of MarkWest Energy Partners, L.P. Before joining us, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region, at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013. Mr. Floerke is a member of the board of directors of TransTech Group, LLC.
Mr. Aydt was appointed our Executive Vice President and MPC’s Executive Vice President Refining, effective October 2022, having previously served as our Executive Vice President and Chief Commercial Officer since August 2020. Prior to his 2020 appointment, he served as Vice President, Business Development, beginning in November 2018, as Vice President, Operations, and President of Marathon Pipe Line LLC beginning in January 2017, as MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and as Project Director for the $2.2 billion Detroit Heavy Oil Upgrade Project beginning in 2008.
Ms. Benson was appointed Chief Legal Officer and Corporate Secretary for MPC and us, effective January 1, 2024, having previously served as Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary for MPC and us since June 2018, and as Vice President, Chief Compliance Officer and Corporate Secretary for MPC and us since March 2016. Prior to her 2016 appointment, Ms. Benson served as MPC’s Assistant General Counsel, Corporate and Finance beginning in 2012, and as Group Counsel, Corporate and Finance beginning in 2011.

Mr. Heppner was appointed Senior Vice President, effective September 2022. He has served as MPC’s Chief Strategy Officer and Senior Vice President Business Development since March 2024, having previously served as Senior Vice President Strategy and Business Development since February 2021. Prior to his 2021 appointment, he served as Vice President, Commercial and Business Development, beginning in October 2018, as Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and as Director, Wholesale Marketing, beginning in 2010.
Mr. Hessling was appointed Senior Vice President, effective October 2018. He was appointed MPC’s Chief Commercial Officer, effective January 1, 2024, having previously served as MPC’s Senior Vice President, Global Feedstocks, since February 2021. Prior to his 2021 appointment, Mr. Hessling served as MPC’s Senior Vice President, Crude Oil Supply and Logistics beginning in 2018, as Manager, Crude Oil & Natural Gas Supply and Trading beginning in 2014, and as Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Lyon was appointed Senior Vice President Logistics and Storage, effective September 2022, having previously served as Vice President, Operations, and President, Marathon Pipe Line LLC, since November 2018. Prior to his 2018 appointment, he served as Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager, Marketing and Transportation Engineering beginning in 2010, and as District Manager, Transport and Rail beginning in 2008. He served as board chair for Liquid Energy Pipeline Association in 2023 and chairs the board of the Louisiana Offshore Oil Port (LOOP).
Mr. Partee was appointed Senior Vice President, effective October 2018. He was appointed MPC’s Chief Global Optimization Officer, effective January 1, 2024, having previously served as MPC’s Senior Vice President, Global Clean Products, since February 2021. Prior to his 2021 appointment, Mr. Partee served as MPC’s Senior Vice President, Marketing, beginning in October 2018, as Vice President, Business Development, beginning in February 2018, as Director of Business Development beginning in January 2017, as Manager of Crude Oil Logistics beginning in 2014, and as Vice President, Business Development and Franchise, at Speedway beginning in 2012.
Ms. Kazarian was appointed Vice President Finance and Investor Relations, for MPC and us, effective January 2023. Prior to this appointment, she served as Vice President, Investor Relations beginning in April 2018. Before joining us, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company beginning in 2005.
Ms. Niese was appointed Vice President Treasury for MPC and us, effective January 2023. Prior to this appointment, she served as MPC’s Assistant Treasurer beginning in February 2017, as Corporate Finance Manager beginning in October 2014, and as Brand Coordinating Manager beginning in 2011, having previously served in various analytical roles within Crude Supply, Terminals, Transportation and Rail and Internal Audit since joining MPC in 2003.
Ms. Wright was appointed Vice President and Controller, effective September 2021. Prior to this appointment, she served as Assistant Controller of MPC since February 2019, having previously served as Senior Director Accounting Operations Excellence since October 2018. Prior to MPC’s acquisition of Andeavor in October 2018, Ms. Wright served in various roles of increasing responsibility at Andeavor, including as Deputy Controller of Value Chain Accounting from April 2018 to October 2018, as Director of M&A Finance Integration from January 2017 to April 2018, and as Assistant Controller Logistics from March 2015 to January 2017. Prior to joining Andeavor in 2010, she spent five years in public accounting with KPMG LLP.
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

Copies of the Governance Principles, the Code of Business Conduct, the Code of Ethics for Senior Financial Officers, and the Whistleblowing as to Accounting Matters Policy are available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate-Governance/.
INSIDER TRADING POLICIES AND PROCEDURES
We have adopted an insider trading policy applicable to our directors, officers and employees. Additionally, as stated in our insider trading policy, securities trading activity by and on behalf of MPLX is subject to oversight by our management pursuant to the guidelines and procedures in place from time to time. We believe our insider trading policy and the guidelines and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as NYSE listing standards. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
DIRECTOR INDEPENDENCE AND QUALIFICATIONS
The Board currently consists of ten directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised of at least three independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions. In evaluating these criteria, the Board specifically considered an ordinary course business transaction with Rocky Mountain Crude Oil, LLC, for which Mr. Helms serves as an executive officer, and concluded that this transaction did not affect Mr. Helms’ independence. Based on these criteria and considerations, the Board has determined that each of the following directors meets the independence standards in our Governance Principles, has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.

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
BOARD LEADERSHIP STRUCTURE
Our Governance Principles provide the Board with the flexibility to determine from time to time the optimal leadership for the Board depending upon our particular needs and circumstances. The Board has determined that Mr. Hennigan is in the best position at this time to serve as Executive Chairman due to his extensive knowledge of all aspects of our business, as well as our continued relationship with MPC.
When a management director is elected Chairman, as is the case with Mr. Hennigan, the Board has appointed an independent director as “Lead Director” to provide independent director oversight and preside over executive sessions of the Board or other Board meetings when the Chairman is absent. Mr. Helms, an independent director, currently serves as Lead Director of the Board. The Board believes that this leadership structure is in the best interests of our unitholders and us at this time because it strikes an effective balance between management and independent director participation in the Board process.
COMMITTEES OF THE BOARD
Our Board has a standing Audit Committee and Conflicts Committee, and may have such other committees as the Board shall determine from time to time. Each committee operates under a written charter, which is available on the “Board of Directors” page of our website at www.mplx.com/About/Board-of-Directors/. Each charter requires the applicable committee to annually assess and report to the Board on the adequacy of the charter.
We have additionally established an executive committee of the Board, comprised of Messrs. Hennigan and Helms, to address matters that may arise between meetings of the Board. This executive committee may exercise the powers and authority of the Board subject to specific limitations consistent with applicable law.
As a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.
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
Our Audit Committee is comprised of Messrs. Peiffer (Chair) and Helms and Ms. Breves. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that each of Mr. Peiffer and Ms. Breves qualifies as an “audit committee financial expert,” as defined by SEC rules, based on the attributes, education and experience further described in each director’s biography under “Directors and Executive Officers of MPLX GP LLC” above.
Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2024 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditor, PricewaterhouseCoopers LLP (“PwC”), the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received the written disclosures and the letter from PwC required by the applicable requirements of the Public Company Accounting Oversight Board regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2024, for filing with the SEC.
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
BOARD ORIENTATION AND EDUCATION
We maintain an orientation program for new directors that includes meetings with and presentations by senior leadership. This offers a new director the opportunity to receive one-on-one time with leadership to discuss various aspects of our business. In addition, we encourage directors to attend, at our expense, director continuing education programs. In 2024, various of our directors attended programs sponsored by outside organizations that are designed as continuing director education on many topics relevant to public company board service. Directors make periodic site visits to our facilities. We also provide ongoing director education through presentations at Board and committee meetings, and regularly invite subject matter experts to speak to the Board.
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program and explains how and why 2024 compensation decisions were made for our named executive officers (our “NEOs”). We recommend this CD&A be read together with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11, beginning on page 134.
NAMED EXECUTIVE OFFICERS
Our NEOs for 2024 are:

Name	Title

Maryann T. Mannen	President and CEO, effective August 1, 2024
Michael J. Hennigan	Executive Chairman, effective August 1, 2024 (former President and CEO through July 31, 2024)
C. Kristopher Hagedorn	Executive Vice President and CFO
Molly R. Benson	Chief Legal Officer and Corporate Secretary
Gregory S. Floerke	Executive Vice President and Chief Operating Officer
Shawn M. Lyon	Senior Vice President Logistics and Storage
Effective August 1, 2024, Ms. Mannen, who previously served as President of MPC, was appointed as President and CEO of MPC and us. Mr. Hennigan, our previous President and CEO, was elected Executive Chairman of our Board, also effective August 1, 2024.
COMPENSATION DECISIONS AND ALLOCATION
Compensation Allocation
We do not directly employ any of the personnel responsible for managing and operating our business, including our NEOs. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC. Under the terms of an omnibus agreement, described in Item 8. Financial Statements and Supplementary Data, Note 6 of this report, we pay MPC a fixed amount in return for services provided by our NEOs, which totaled approximately $13.2 million for 2024. Although we report in this CD&A 100% of the compensation our NEOs receive for their service to MPC and its affiliates (including us), the only direct compensation we provide to our NEOs is in the form of MPLX phantom unit awards, which are described in detail in the “2024 Grants of Plan-Based Awards” table and accompanying narrative on page 136.
Compensation Decisions
We maintain the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including MPC, who provide services to our business. The Compensation and Organization Development Committee of MPC’s Board of Directors (“MPC’s Compensation Committee”), currently comprised of seven independent directors, recommends awards under the MPLX 2018 Plan for our NEOs, subject to approval by a committee of our Board comprised of the independent directors (the “MPLX Committee”), which typically considers such awards on an annual basis. Our Board makes all final determinations with respect to awards under the MPLX 2018 Plan. All other compensation decisions for our NEOs are made by MPC's Compensation Committee and are not subject to approval by our Board or us.
Compensation Consultant
MPC’s Compensation Committee has engaged FW Cook as its independent compensation consultant to provide compensation consulting services and comparative compensation. The consultant reports directly to MPC’s Compensation Committee. MPC’s Compensation Committee has considered and assessed all relevant factors, including those required by the SEC, that could give rise to a potential conflict of interest and determined that its engagement of FW Cook as its independent compensation consultant for 2024 did not raise any conflicts of interest. Our Board does not have a standing compensation committee and has not hired its own compensation consultant.
EXECUTIVE COMPENSATION PROGRAM FOR 2024
2024 Base Salary
MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. In setting base salary for 2024, MPC’s Compensation Committee evaluated the 2024 compensation reference group and executive compensation survey data, each individual’s performance and contributions over the prior year, where applicable, demonstrated performance and skills acquired over the course of each NEO’s career and MPC’s succession-planning needs.

Name	Previous Base Salary ($)	Base Salary for 2024 ($)	Increase (%)	Base Salary Effective August 1, 2024 ($)	Increase (Decrease) (%)

Mannen	1,000,000	1,050,000	5.0	1,400,000	33
Hennigan	1,750,000	1,750,000	—	1,050,000	(40)
Hagedorn	450,000	525,000	16.7	525,000	—
Benson	485,000	650,000	34.0	650,000	—
Floerke	620,000	660,000	6.5	660,000	—
Lyon	575,000	650,000	13.0	650,000	—
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table were paid to our NEOs by MPC.
The 2024 base salary increase for Ms. Mannen, effective January 1, 2024, reflects her promotion to President. The 2024 base salary increases for Mr. Hagedorn and Ms. Benson, effective January 1, 2024, reflect each officer’s promotion to his or her current role. The 2024 base salary increase for Mr. Floerke, effective March 29, 2024, was made in recognition of his continued strong performance and as part of our annual merit program increases to maintain market competitiveness. The larger 2024 base salary increase for Mr. Lyon, effective March 29, 2024, reflects the MPC Compensation Committee’s determination to continue to progress his compensation toward the market 50th percentile.
Effective August 1, 2024, Ms. Mannen received a further base salary increase of 33%, from $1,050,000 to $1,400,000, to reflect her promotion to President and CEO. Concurrently, Mr. Hennigan’s base salary was decreased by 40%, from $1,750,000 to $1,050,000, to reflect his departure as President and CEO and assumption of his new role as Executive Chairman.
2024 Annual Cash Bonus Program
Our NEOs participated in MPC’s 2024 Annual Cash Bonus (“ACB”) program, which MPC’s Compensation Committee approved in November 2023, with a performance period of January 1, 2024 through December 31, 2024, as part of their compensation for the services they provide to MPC and its affiliates, including us. The primary purpose of the 2024 ACB program was to incentivize and reward eligible employees for executing on MPC’s strategy. MPC’s Compensation Committee determined awards to our NEOs under the ACB program without input from our Board. Awards under the ACB program for our NEOs were calculated as follows:

ELIGIBLE EARNINGS ($)	Generally refers to the NEO’s year-end base salary rate. In an NEO’s year of hire or separation, eligible earnings are calculated as the sum of base wages paid during the year plus compensation deferred during the year, which has the effect of prorating the award.
×

Expressed as a percentage, as in effect at year-end, of each NEO’s eligible earnings. MPC’s Compensation Committee approves target bonus opportunities for our NEOs based on analysis of market-competitive data sourced from MPC’s compensation reference group and executive compensation surveys, while also taking into consideration each executive’s experience, relative scope of responsibility and potential, other market data and any other information MPC’s Compensation Committee deems relevant in its discretion.
TARGET BONUS (%)
×

MPC’s Compensation Committee establishes financial performance metrics and levels and non-financial performance measures at the beginning of the performance period. Once the performance period has ended, MPC’s Compensation Committee reviews and assesses company performance against the financial performance metrics and levels and the non-financial performance measures, as well as any other factors MPC’s Compensation Committee deems relevant in its discretion.
COMPANY PERFORMANCE (%)
+/-

Awards may be adjusted up or down based upon MPC’s Compensation Committee’s assessment of each NEO’s organizational and individual performance.
While there is no limit on downward adjustment, no upward adjustments may be made for the CEO, and upward adjustments for other NEOs are capped at 15%.

INDIVIDUAL PERFORMANCE
=

There is no guaranteed minimum ACB payout. Payout results may be above or below target based on actual company and individual performance. Payouts are capped at 200% of each NEO’s target award.
FINAL AWARD ($)

2024 MPC Company Metrics and Performance
MPC’s Compensation Committee believes it is important for the ACB program to emphasize both financial and non-financial performance and established the 2024 ACB financial performance metrics and levels and non-financial performance measures in January 2024.
2024 Financial Performance (80%)
The performance levels for each financial performance metric were established at the beginning of the performance period by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2024, and MPC’s business plan and overall strategy. MPC’s Compensation Committee also reviewed disclosed peer methodologies of similar metrics when evaluating the rigor of the performance goals. The performance levels were set with threshold levels viewed as likely achievable, target levels viewed as challenging but achievable, and maximum levels viewed as difficult to achieve. The following table provides each financial performance metric’s target weighting, performance levels and actual performance achieved in 2024.

80% FINANCIAL PERFORMANCE
Financial Performance Metrics	Weight	Threshold (50%)	Target (100%)	Maximum (200%)	Result	Performance Achieved

Relative Adjusted EBITDA per Barrel	30%	30th Percentile of peers	50th Percentile of peers	100th Percentile of peers	100th Percentile (200.00% of target)	60.00%
ACB Adjusted EBITDA (in millions)	20%	$9,487	$12,649	$15,811	$9,664 (52.80% of target)	10.56%
Distributable Cash Flow at MPLX per Unit	20%	$4.70	$5.22	$5.74	$5.70 (192.31% of target)	38.46%
Refining and Corporate Costs (in millions)	10%	$6,858	$6,532	$6,205	$6,456 (123.24% of target)	12.32%
			Total Financial Performance Achieved:			121.34%

Relative Adjusted EBITDA per Barrel of Total Throughput is derived from MPC’s ACB Adjusted EBITDA (see below), a non-GAAP performance metric, as compared to applicable reporting segments of a peer group of integrated and downstream companies: Chevron Corporation; Exxon Mobil Corporation; HF Sinclair Corporation; PBF Energy Inc.; Phillips 66; and Valero Energy Corporation.

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

Distributable Cash Flow (“DCF”) at MPLX per Unit is a non-GAAP performance metric reflecting cash flow available to be paid to our common unitholders, derived from our consolidated financial statements. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information provides information about this measure and how it is calculated. DCF per unit is determined by dividing DCF by our average common unit count, adjusted for preferred unit conversions, during the performance period.

Refining and Corporate Costs are MPC’s externally reported refining operating and corporate costs, excluding costs associated with MPC’s incentive programs and costs associated with acquisitions and divestitures.

MPC’s Compensation Committee has sole discretion under the 2024 ACB program to adjust financial performance metric levels and/or the payout percentage to recognize instances where, due to unforeseen circumstances, the performance metrics results are not entirely indicative of overall company results. MPC’s Compensation Committee made no such adjustments to the 2024 financial performance metric levels or payout percentages.
2024 Non-Financial Performance (20%)
Non-financial performance measures are based on both qualitative and quantitative factors that provide a comprehensive perspective of our performance. For the 2024 ACB, MPC’s Compensation Committee established a broad set of measures tied to safety, environmental stewardship and human capital management. Performance under these measures is evaluated against pre-established criteria using a scorecard approach. When determining performance, MPC’s Compensation Committee considers the results and evaluates performance in totality, taking into consideration overall company performance for each measure and any mitigating factors, as well as historical performance and external reference data. The following table provides performance achieved for the non-financial performance measures in 2024.

20% NON-FINANCIAL PERFORMANCE SCORECARD
Non-Financial Performance Measures	Performance Achieved

Safety
•Achieved Process Safety Events Score of 110, a 7% improvement compared to 2023 results •Improved Personal Safety Performance by 27% over 2023
Reinforce our strong safety culture as our number-one priority
2024 Assessment: Above Expectations

Environmental Stewardship
•Achieved GHG Intensity result of 21.4, in line with our 2024 reduction commitment
•Achieved Designated Environmental Incidents result of 47, a 32% improvement compared to 2023 results; such incidents reached a six-year low

Reduce GHG intensity and lower our carbon footprint
2024 Assessment: Well Above Expectations

Human Capital Management
•High employee participation in career development activities
•Exceeded expectations in developing executive succession role plans and increased bench strength in these roles, but lagged expectations in developing critical succession role plans
•Employees achieved 98% on-time completion of training course requirements
•Demonstrated employee commitment to ongoing learning opportunities

Ensure strong leadership succession pipeline through enhanced planning and promotion of employee engagement and development
2024 Assessment: Above Expectations

TOTAL NON-FINANCIAL PERFORMANCE ACHIEVED: 35%

Process Safety Events Score takes into account Tier 1 and Tier 2 events, with Tier 1 events multiplied by three to recognize their severity, and excludes the performance of any assets acquired during the performance period.

Personal Safety Performance is measured by the Days Away Rate, calculated pursuant to a U.S. Occupational Safety and Health Administration (OSHA) formula, and includes work-related injuries that result in a worker being away from work for at least one calendar day.

Greenhouse Gas (“GHG”) Intensity is based on Scope 1 and Scope 2 GHG emissions divided by the manufacturing inputs processed at MPC’s refineries and natural gas processing and fractionation plants.

Designated Environmental Incidents measures MPC’s environmental performance through tracking Tier 3 and Tier 4 incidents, and excludes the performance of any assets acquired during the performance period.

ACB Payouts for 2024
In February 2025, based on its assessment of MPC’s financial and non-financial performance shown above, MPC's Compensation Committee certified the overall performance achieved under the 2024 ACB program, as described above, at 156.34%.
Once it has assessed overall performance, MPC’s Compensation Committee has discretion under the 2024 ACB program to increase (by no more than 15%) or decrease payouts to certain of our officers, including our NEOs, based upon the Committee’s assessment of each individual’s performance and contributions; provided, that our CEO’s payout cannot be increased pursuant to this discretion. While MPC’s Compensation Committee determined that our NEOs’ contributions to the successful execution in 2024 of MPC’s business objectives and enhancement of MPC shareholder value were significant, it concluded that the high achievement of performance metrics under the 2024 ACB program adequately reflected these contributions and determined to make no individual adjustments, other than a discretionary downward adjustment to Ms. Mannen’s payout at her request, as described below.
As shown above, MPC’s Compensation Committee determined to fund the 20%-weighted non-financial performance scorecard at 35% for the organization based on the Committee’s holistic assessment of MPC’s performance relative to internal mileposts and external reference data. In making this determination, MPC’s Compensation Committee considered that MPC made year-over-year meaningful improvements in all categories measured under the non-financial performance scorecard (safety, environmental stewardship and human capital management). Both MPC’s Compensation Committee and Ms. Mannen believe that the 35% payout is reflective of the organization’s performance in 2024.
To reinforce the importance of safety as MPC’s highest priority as a company and to demonstrate her belief that continued safety improvement within the organization is possible and necessary, Ms. Mannen recommended that she receive no credit in her individual payout for the non-financial safety performance measure.
Taking into consideration MPC's overall performance, the MPC Compensation Committee’s evaluation of each NEO’s contributions to that performance, and Ms. Mannen’s recommendations, the Committee awarded the following amounts to our NEOs under the 2024 ACB program:

Name	2024 Eligible Earnings ($)		Bonus Target as a % of Eligible Earnings	Target Bonus ($)	Final Award as a % of Target	Final Award ($)

Mannen	1,400,000		165	2,310,000	146.34%	3,380,500
Hennigan	1,457,377	*	165	2,404,672	156.34%	3,759,500
Hagedorn	525,000		75	393,750	156.34%	615,600
Benson	650,000		90	585,000	156.34%	914,600
Floerke	660,000		70	462,000	156.34%	722,300
Lyon	650,000		70	455,000	156.34%	711,300
*    Mr. Hennigan’s eligible earnings for 2024 were prorated to reflect his base salary decrease, effective August 1, 2024, described under “2024 Base Salary” above.
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table have been or will be paid to our NEOs by MPC.
MPC’s Compensation Committee increased Ms. Mannen’s 2024 ACB target percentage opportunity, from 110% to 120% of eligible earnings, to reflect her promotion to President of MPC, effective January 1, 2024. Her target percentage opportunity was further increased to 165% of eligible earnings to reflect her promotion to President and CEO of MPC and MPLX, effective August 1, 2024. Mr. Hagedorn’s 2024 ACB target percentage opportunity was increased, from 60% to 75% of eligible earnings, to reflect his promotion to Executive Vice President and CFO of MPLX, effective January 1, 2024. Ms. Benson’s 2024 ACB target percentage opportunity was increased, from 65% to 90% of eligible earnings, to reflect her promotion to Chief Legal Officer and Corporate Secretary of MPC and MPLX, effective January 1, 2024. Target percentage opportunities for our other NEOs remained unchanged from the 2023 ACB target percentages.
2024 Long-Term Incentive Compensation Program
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
2024 Annual LTI Awards
MPC’s Compensation Committee approved the following 2024 LTI target award amounts for our NEOs during its annual compensation review process in early 2024. MPC’s Compensation Committee generally sets the annual LTI target award mix at 60% MPC PSUs, 20% MPC RSUs and 20% MPLX phantom units. To mitigate the effect of share price volatility, the number of awards granted is determined on the basis of the average closing share price for the trading days in the 30 calendar days immediately prior to the grant date. Thus, these amounts may differ from the accounting values shown in the “2024 Summary Compensation Table” and the “2024 Grants of Plan-Based Awards” table on pages 134 and 136, respectively.

Name	MPC PSUs ($)	MPC RSUs ($)	MPLX Phantom Units ($)	Total 2024 LTI Target ($)

Mannen	4,750,200	2,166,800	1,000,000	7,917,000
Hennigan	8,880,000	2,960,000	2,960,000	14,800,000
Hagedorn	720,000	240,000	240,000	1,200,000
Benson	1,080,000	360,000	360,000	1,800,000
Floerke	960,000	320,000	320,000	1,600,000
Lyon	900,000	300,000	300,000	1,500,000
MPC’s Compensation Committee increased Ms. Mannen’s initial 2024 LTI target award opportunity by 25%, from $4,000,000 to $5,000,000, over her 2023 LTI target award to reflect her promotion to President of MPC, effective January 1, 2024. Upon her promotion to President and CEO of MPC and MPLX, effective August 1, 2024, she received an additional LTI award with a target value of $2,917,000 (composed of 60% MPC PSUs and 40% MPC RSUs), bringing her total 2024 LTI target award opportunity to $7,917,000, as reflected in the table above. On an annualized basis, this would represent a $12,000,000 LTI target award opportunity for Ms. Mannen as President and CEO.
MPC’s Compensation Committee increased Mr. Hennigan’s 2024 LTI target award opportunity by 10% over his 2023 LTI target award to reflect his experience and performance in his role as CEO. For 2025, his LTI target award opportunity has been reduced to $8,880,000 to reflect his departure as CEO and new role as Executive Chairman of MPC and MPLX.
Mr. Hagedorn’s 2024 LTI target award opportunity represents a 140% increase over his 2023 LTI target award to reflect his promotion to Executive Vice President and Chief Financial Officer of MPLX, effective January 1, 2024. Ms. Benson’s 2024 LTI target award opportunity represents a 125% increase over her 2023 LTI target award to reflect her promotion to Chief Legal

Officer and Corporate Secretary of MPC and MPLX, effective January 1, 2024. The 2024 LTI target award opportunities for Messrs. Floerke and Lyon represent increases of 23% and 25%, respectively, over their 2023 LTI target awards to continue to progress each executive’s compensation toward the market median.
MPC PSUs
MPC’s Compensation Committee awards MPC PSUs to align our NEOs’ long-term compensation interests with MPC’s shareholders’ long-term investment interests by conditioning payout on MPC’s three-year PSU Total Shareholder Return (“TSR”) performance relative to the peer group shown in the following table. Each PSU has a target value equal to the average MPC closing share price for the trading days in the 30 calendar days immediately prior to the grant date. PSUs vest in full at the end of the performance period and are settled in cash. The actual payout value is based on MPC’s PSU TSR performance (which can range from 0% to 200%) multiplied by: (i) for 2022 PSUs, MPC’s closing share price on the date MPC’s Compensation Committee certifies performance; and (ii) for 2023 and 2024 PSUs, MPC’s average closing share price for the trading days in the final 30 calendar days of the performance period. To provide greater alignment with MPC’s shareholders, payout is capped at 100% when MPC’s PSU TSR is negative for the performance period.

PERFORMANCE PERIOD

2022 PSUs	2023 PSUs	2024 PSUs
January 1, 2022 - December 31, 2024	January 1, 2023 - December 31, 2025	January 1, 2024 - December 31, 2026

PEER GROUP

BP p.l.c. Chevron Corporation CVR Energy, Inc. Delek US Holdings, Inc.	Exxon Mobil Corporation HF Sinclair Corporation* PBF Energy Inc. Phillips 66	Valero Energy Corporation Median of Compensation Reference Group S&P 500 Index Alerian MLP Index
*For 2022 PSUs, HollyFrontier Corporation. For 2023 and 2024 PSUs, HF Sinclair Corporation.

PSU TSR CALCULATION

(Ending Stock Price* - Beginning Stock Price*) + Cumulative Cash Dividends
Beginning Stock Price*
* For 2022 PSUs, calculated as the average of each company’s closing share price for the 20 trading days prior to each applicable date. For 2023 and 2024 PSUs, calculated as the average of each company’s closing share price for the trading days in the 30 calendar days prior to each applicable date.

MPC PSU TSR PERFORMANCE ASSESSMENT

	Below Threshold	Threshold	Target	Maximum
PSU TSR Performance Percentile	Below 30th	30th	50th	100th (Highest)
Payout Percentage (% of Target)*	0%	50%	100%	200%
*Payout for performance between percentiles is determined using linear interpolation.

In January 2025, MPC’s Compensation Committee certified the final PSU TSR results for the MPC 2022 PSUs as follows:

MPC 2022 PSUs	Actual PSU TSR (%)	Position Relative to Peer Group	PSU TSR Performance Percentile	Payout Percentage (% of Target)

January 1, 2022 - December 31, 2024	139.72	2nd of 13	91.67th	183.33

Each NEO’s 2022 PSU target award was multiplied by: (i) the Payout Percentage shown in the table above and (ii) MPC’s closing share price on the date MPC’s Compensation Committee certified performance, resulting in the following payouts:

Name	MPC 2022 PSU Target Award ($)	MPC 2022 PSU Target Award* (#)	Payout Percentage (%)	Performance-Adjusted PSUs (#)	MPC Closing Share Price on Certification Date ($)	Payout ($)

Mannen	2,460,000	31,759	183.33	58,224	154.31	8,984,545
Hennigan	7,350,000	94,888	183.33	173,959	154.31	26,843,613
Hagedorn	300,000	3,873	183.33	7,101	154.31	1,095,755
Benson	420,000	5,423	183.33	9,942	154.31	1,534,150
Floerke	780,000	10,070	183.33	18,462	154.31	2,848,871
Lyon	250,000	3,228	183.33	5,918	154.31	913,207
*    Calculated as the target award value divided by the average MPC closing share price ($77.46) for the trading days in the 30 calendar days immediately prior to the grant date (March 1, 2022).

MPC PSUs granted in 2023 and 2024 to our NEOs remain outstanding. See “2024 Grants of Plan-Based Awards” on page 136 and “Outstanding Equity Awards at 2024 Fiscal Year-End” beginning on page 137 for additional information about these awards.
MPC RSUs
MPC’s Compensation Committee awards MPC RSUs to promote our NEOs’ ownership of MPC’s common stock, aid in retention and help our NEOs comply with MPC’s stock ownership guidelines. Awards generally vest ratably over three years. See “2024 Grants of Plan-Based Awards” on page 136 for additional information about MPC RSUs granted to our NEOs in 2024.
MPLX Phantom Units
MPC’s Compensation Committee includes MPLX phantom units in our NEOs’ LTI award mix to align our NEOs’ compensation interests with our unitholders’ investment interests, and help our NEOs comply with our unit ownership guidelines. MPLX phantom unit awards were recommended by MPC’s Compensation Committee and granted by the MPLX Committee. Awards generally vest ratably over three years. See “2024 Grants of Plan-Based Awards” on page 136 for additional information about MPLX phantom units granted to our NEOs in 2024.
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
Retirement Benefits
MPC has designed the retirement benefits it provides to its employees, including our NEOs, to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits for 2024,” beginning on page 139, and “2024 Nonqualified Deferred Compensation,” beginning on page 142.
Severance Benefits
We and MPC maintain change in control plans designed to (i) preserve executives’ economic motivation to consider a business combination that might result in job loss and (ii) compete effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures. Our change in control benefits are described further in “Potential Payments Upon Termination or Change in Control,” beginning on page 143.
Limited Perquisites
MPC provides our NEOs limited perquisites consistent with those offered by companies in MPC’s compensation reference group.

Tax and Financial Planning Services
To offset the expense of obtaining professional tax, estate and financial planning services, MPC generally provides our NEOs with a $15,000 annual stipend.

Health and Well-being
Under MPC’s enhanced annual physical health program, our senior leaders, including our NEOs, are eligible for a comprehensive physical (generally in the form of a one-day appointment), with procedures similar to those available to all other employees under MPC’s health program.

Use of Corporate Aircraft
The primary use of MPC’s corporate aircraft is for business purposes. MPC’s Board of Directors has also authorized personal use of MPC’s corporate aircraft for each of Ms. Mannen, in her capacity as President and CEO, and Mr. Hennigan, in his capacity as Executive Chairman, in the interest of their safety, security and productivity. Certain other executives may be allowed limited personal use of MPC’s corporate aircraft, and occasionally, spouses or other guests may accompany executive officers on corporate aircraft when space is available on business-related flights. All such personal use must be authorized by MPC’s CEO. The cost of any such travel that does not meet the Internal Revenue Code standard for business use is imputed as income to the executive officer.

Additionally, MPC entered into aircraft time sharing agreements with Ms. Mannen and Mr. Hennigan, effective August 14, 2024, pursuant to which either executive may elect to use MPC’s corporate aircraft for transportation and personal use from time to time on a time sharing basis. Pursuant to the terms of the agreements, Ms. Mannen and Mr. Hennigan, as applicable, may elect to pay MPC for her or his personal use of the aircraft from time to time. These agreements were approved by MPC’s Corporate Governance and Nominating Committee and will be reviewed on an annual basis consistent with MPC’s Related Person Transactions Policy. Copies of these agreements were filed as exhibits to MPC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Safety and Security
Given the significant public profile of Ms. Mannen as MPC’s President and CEO, and Mr. Hennigan as MPC’s Executive Chairman, and the publicity given to those in the industry, MPC’s Board of Directors has authorized certain limited security benefits to each executive, including the maintenance, operation and monitoring of enhanced security systems. These benefits are monitored by MPC’s Compensation Committee and are taxable income to Ms. Mannen and Mr. Hennigan, as applicable.

Reportable values for these benefits and perquisites, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2024 Summary Compensation Table” on page 134.
COMPENSATION GOVERNANCE
Unit Ownership Guidelines
Our unit ownership guidelines align our executive officers’ long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to retain MPLX common units with a value at least equal to a target multiple of their annualized base salary. The targeted multiples vary depending upon the executive’s position and responsibilities:

Position	Multiple of Base Salary

President and CEO	2x
Executive Chairman	2x
MPC Executive Vice Presidents	1x
Chief Officers	0.75x
All Other Executives	0.50x

Compliance with these guidelines is reviewed annually by the Board. MPLX common units owned outright and MPLX phantom units are counted when determining whether an executive has met the required ownership level. Executives have five years following the establishment of, or an increase in, their applicable unit ownership guideline to achieve the applicable target multiple. Any executive who does not achieve the unit ownership guideline within this five-year window must hold all equity we grant until the applicable ownership guideline has been achieved. All NEOs either meet these guidelines or are on track to comply within the applicable five-year period.
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
Clawback Policy
Short-term and long-term compensation received by covered officers, including our NEOs, is subject to clawback provisions under the MPLX LP Officer Compensation Clawback Policy. If the MPLX Committee determines that a forfeiture event has occurred with respect to a covered officer, it may require recoupment from such covered officer of an amount up to the sum of all

LTI awards granted to, held by, earned by, or settled with respect to, such covered officer in the period during which the misconduct occurred. Forfeiture events include:
•MPLX is required to prepare an accounting restatement as a result of misconduct, and the MPLX Committee determines that a covered officer (i) knowingly engaged in misconduct, (ii) was grossly negligent with respect to misconduct, or (iii) knowingly failed or was grossly negligent in failing to prevent misconduct; or
•The MPLX Committee determines that a covered officer engaged in fraud, embezzlement or other similar misconduct materially detrimental to MPLX.
The MPLX LP Officer Compensation Clawback Policy additionally contains NYSE-compliant provisions. In the event we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, the MPLX Committee will recover the excess incentive-based compensation received by any executive officer, including our NEOs, during the prior three fiscal years that exceeds the amount of incentive-based compensation that the executive officer otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.
The provisions in the MPLX LP Officer Compensation Clawback Policy are in addition to any clawback provisions under Section 304 of the Sarbanes-Oxley Act of 2002. The above summary of the MPLX LP Officer Compensation Clawback Policy is qualified in its entirety by reference to the full text of the MPLX LP Officer Compensation Clawback Policy, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2023.
MPC maintains a similar clawback policy that applies to the compensation it awards our NEOs under the MPC ACB and LTI programs.
Compensation Risk Assessment
The independent members of our Board regularly review our policies and practices in compensating MPC’s employees (including both executive officers and non-executives, if any) as they relate to our risk management profile. At the most recent review in February 2025, our independent directors concluded that our compensation policies and practices do not motivate undue risk and are not reasonably likely to have a material adverse effect on MPLX.
Compensation Committee Interlocks and Insider Participation
Because we are a limited partnership, we are not required to have a compensation committee. Compensation matters are determined by the MPLX Committee, comprised of our independent directors. Compensation matters for 2024 were determined by Ms. Breves and Messrs. Helms, Peiffer, Semple, Stice and Surma. No member of the MPLX Committee was at any time during 2024 an officer or employee of MPLX or had any relationship with us requiring disclosure under Item 404 of Regulation
S-K of the Exchange Act. Mr. Peiffer previously served as our President from 2012 until his retirement in 2014. Mr. Semple previously served as our Vice Chairman from December 2015 until his retirement in October 2016. See Item 10. Directors, Executive Officers and Corporate Governance - Director Independence and Qualifications for more information about our independent directors. Our President and CEO, Ms. Mannen, and our Executive Chairman, Mr. Hennigan, each of whom is also an executive officer and director of MPC, provide input to the MPLX Committee on compensation matters. During 2024, none of our other executive officers served on the board of directors or compensation committee of any other entity that has an executive officer serving as a member of the MPLX Committee or the Board.
COMPENSATION COMMITTEE REPORT
Our independent directors have reviewed and discussed the Compensation Discussion and Analysis for 2024 with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024.

Christine S. Breves	Garry L. Peiffer	J. Michael Stice
Christopher A. Helms	Frank M. Semple	John P. Surma

EXECUTIVE COMPENSATION TABLES
2024 SUMMARY COMPENSATION TABLE
The following table provides information regarding compensation for our 2024 NEOs for the years shown:

Name and Principal Position		Salary	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)

Maryann T. Mannen President and CEO	2024	1,196,312	9,196,582	3,380,500	295,011	320,412	14,388,817
Michael J. Hennigan Executive Chairman, Former President and CEO	2024	1,457,377	17,084,462	3,759,500	799,469	654,345	23,755,153
	2023	1,737,809	16,200,864	4,688,700	741,763	685,356	24,054,492
	2022	1,675,343	13,925,769	4,376,800	595,747	714,873	21,288,532
C. Kristopher Hagedorn Executive Vice President and CFO	2024	525,000	1,385,103	615,600	88,150	92,781	2,706,634
Molly R. Benson Chief Legal Officer and Corporate Secretary	2024	650,000	2,077,884	914,600	167,578	101,554	3,911,616
Gregory S. Floerke Executive Vice President and Chief Operating Officer	2024	650,382	1,847,027	722,300	183,934	120,290	3,523,933
	2023	612,685	1,571,827	704,700	186,873	109,762	3,185,847
	2022	582,603	1,477,916	664,600	103,263	110,700	2,939,082
Shawn M. Lyon Senior Vice President Logistics and Storage	2024	631,967	1,731,580	711,300	177,937	130,061	3,382,845
	2023	550,617	1,450,727	653,600	237,649	123,112	3,015,705
Salary shows the actual amount earned during the year. See "2024 Base Salary” on page 125 for additional information on base salaries for 2024, including the effective dates of any mid-year base salary adjustments.
Stock Awards reflect the aggregate grant date fair value of LTI awarded for the year indicated, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). MPC’s Compensation Committee awards LTI to our NEOs based on intended target values, which reflect established compensation valuation methodologies that differ in some respects from the FASB ASC Topic 718 methodologies; thus, the amounts shown in this table may differ from the intended target award values. See “2024 Long-Term Incentive Compensation Program” beginning on page 129 for additional information about the intended target values for the 2024 LTI awards to our NEOs. For assumptions used to determine the values of LTI awards as shown in this table, see the “Grant Date Fair Value” note accompanying the “2024 Grants of Plan-Based Awards” table on page 136; Item 8. Financial Statements and Supplementary Data - Note 25 to MPC’s Annual Report on Form 10-K for the year ended December 31, 2024; and Item 8. Financial Statements and Supplementary Data - Note 2 of this report.
MPC PSUs are included in this column at their target value because target was determined to be the probable outcome for the applicable performance period at the time of grant of each award, consistent with the accounting treatment under GAAP. The maximum grant date value of the PSUs granted in 2024, assuming the highest level of performance achieved, is: Ms. Mannen, $11,919,254; Mr. Hennigan, $22,102,085; Mr. Hagedorn, $1,791,891; Ms. Benson, $2,688,256; Mr. Floerke, $2,389,608; Mr. Lyon, $2,240,073.
Non-Equity Incentive Plan Compensation reflects the total ACB award earned for the year indicated, paid the following year. See “2024 Annual Cash Bonus Program” beginning on page 126 for additional information on payouts under this program for 2024.
Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects the annual change in actuarial present value of accumulated benefits under MPC’s retirement plans. See “Post-Employment Benefits for 2024” beginning on page 139 for more information about the defined benefit plans and the assumptions used to calculate these amounts. No deferred compensation earnings are reported as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.

All Other Compensation aggregates MPC’s contributions to defined contribution plans and the limited perquisites MPC offers to our NEOs, which are described in more detail under “Other Benefits” beginning on page 131.

Name	Personal Use of Company Aircraft ($)	Company Physicals ($)	Tax and Financial Planning ($)	Security ($)	Company Contributions to Defined Contribution Plans ($)	Other ($)	Total All Other Compensation ($)

Mannen	83,731	4,806	15,000	—	208,673	8,202	320,412
Hennigan	187,480	4,806	15,000	3,919	432,719	10,421	654,345
Hagedorn	—	4,806	15,000	—	67,529	5,446	92,781
Benson	—	4,806	15,000	—	81,343	405	101,554
Floerke	—	4,806	15,000	—	95,057	5,427	120,290
Lyon	13,820	4,806	15,000	—	90,115	6,320	130,061
“Personal Use of Company Aircraft” reflects MPC’s aggregate incremental cost of personal use of company aircraft by our NEOs, their spouses or other guests for 2024. MPC determines the incremental cost for personal use of its company aircraft based on the variable costs to operate the aircraft, including incremental aircraft fleet maintenance, but excluding fixed costs that do not change based on usage, such as pilot compensation and the purchase and lease of aircraft. MPC believes this method provides a reasonable estimate of its incremental cost. No income tax assistance or gross-ups are provided for personal use of company aircraft. See “Other Benefits” beginning on page 131 for additional information regarding personal use of MPC aircraft by our NEOs.
“Company Contributions to Defined Contribution Plans” reflects MPC’s contributions under its tax-qualified retirement plans and related nonqualified deferred compensation plans. See “Post-Employment Benefits for 2024,” beginning on page 139, and “2024 Nonqualified Deferred Compensation,” beginning on page 142, for more information.
“Other” reflects MPC’s aggregate incremental cost for (i) company-sponsored meals and activities at off-site Board meetings,
(ii) for Ms. Mannen and Messrs. Hennigan and Lyon, attendance by their respective spouses at selected business events where appropriate due to the nature of the event and the participant mix, and (iii) the provision of certain digital protection services.

2024 GRANTS OF PLAN-BASED AWARDS
The following table provides information regarding all MPC and MPLX plan-based awards, including cash-based incentive awards and equity-based awards, granted to our NEOs in 2024.

Name	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Mannen	MPC ACB		—	2,310,000	4,620,000
MPC RSUs		3/1/2024							5,926	1,026,442
MPC RSUs		8/1/2024							6,921	1,198,579
MPC PSUs		3/1/2024				8,889	17,777	35,554		3,733,526
MPC PSUs		8/1/2024				5,191	10,381	20,762		2,226,102
MPLX Phantom Units		3/1/2024							25,947	1,011,933
Hennigan	MPC ACB		—	2,404,672	4,809,344
MPC RSUs		3/1/2024							17,540	3,038,103
MPC PSUs		3/1/2024				26,310	52,619	105,238		11,051,042
MPLX Phantom Units		3/1/2024							76,803	2,995,317
Hagedorn	MPC ACB		—	393,750	787,500
MPC RSUs		3/1/2024							1,422	246,305
MPC PSUs		3/1/2024				2,133	4,266	8,532		895,945
MPLX Phantom Units		3/1/2024							6,227	242,853
Benson	MPC ACB		—	585,000	1,170,000
MPC RSUs		3/1/2024							2,133	369,457
MPC PSUs		3/1/2024				3,200	6,400	12,800		1,344,128
MPLX Phantom Units		3/1/2024							9,341	364,299
Floerke	MPC ACB		—	462,000	924,000
MPC RSUs		3/1/2024							1,896	328,406
MPC PSUs		3/1/2024				2,845	5,689	11,378		1,194,804
MPLX Phantom Units		3/1/2024							8,303	323,817
Lyon	MPC ACB		—	455,000	910,000
MPC RSUs		3/1/2024							1,778	307,967
MPC PSUs		3/1/2024				2,667	5,333	10,666		1,120,037
MPLX Phantom Units		3/1/2024							7,784	303,576
Approval Dates. The MPC RSUs and PSUs granted on March 1, 2024 and August 1, 2024, were approved by MPC’s Compensation Committee on January 25, 2024 and July 30, 2024, respectively. The MPLX phantom units granted on March 1, 2024 were approved by the MPLX Committee on January 25, 2024.
MPC RSUs generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPC common stock. Unvested RSUs accrue dividend equivalents, which are paid on the scheduled vesting dates. Holders of unvested RSUs do not have voting rights.
MPC PSUs generally vest following a 36-month performance period and are settled 100% in cash. Unvested PSUs do not accrue dividends or dividend equivalents and do not have voting rights. The target PSUs shown reflect the target dollar value of each award divided by the MPC common stock 30-day average closing price prior to the grant date. The threshold, which is the minimum possible payout, is met when the relative PSU TSR percentile achieved is 30th, resulting in a payout percentage of 50%. Performance below this threshold would result in no payout. The maximum payout percentage is 200% of target. MPC PSUs are described in further detail under “2024 Long-Term Incentive Compensation Program” beginning on page 129.
MPLX Phantom Units generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPLX common units. Distribution equivalents accrue on the phantom unit awards and are paid on the scheduled vesting dates. Holders of unvested phantom units have no voting rights.
Grant Date Fair Value reflects the total grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718. The MPC RSU values are based on the MPC common stock closing price on the grant date (or the prior business day if the grant date did not fall on a business day), which was $173.21 and $173.18 for the March 1, 2024 and August 1, 2024 awards, respectively . The MPC PSU values were $210.02 and $214.44 per unit, using a Monte Carlo valuation model, for the March 1, 2024 and August 1, 2024 awards, respectively. The MPLX phantom unit value is based on the MPLX common unit closing price on the grant date (or the prior business day if the grant date did not fall on a business day), which was $39.00 for the March 1, 2024 awards.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2024.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Mannen		—	—			MPC	21,212	2,959,074	49,920	13,927,680
		—	—			MPLX	51,622	2,470,629	—	—
Hennigan		—	—			MPC	40,781	5,688,950	117,421	32,760,459
		—	—			MPLX	147,195	7,044,753	—	—
Hagedorn		—	—			MPC	2,391	333,545	6,684	1,864,836
		—	—			MPLX	9,171	438,924	—	—
Benson	3/1/2019	10,879	—	62.68	3/1/2029	MPC	3,449	481,136	10,269	2,865,051
	3/1/2020	17,196	—	47.73	3/1/2030	MPLX	13,286	635,868	—	—
Floerke		—	—			MPC	4,234	590,643	11,976	3,341,304
		—	—			MPLX	51,793	2,478,813	—	—
Lyon		—	—			MPC	4,018	560,511	11,136	3,106,944
		—	—			MPLX	11,897	569,390	—	—
MPC Stock Options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire 10 years after the grant date. The exercise price is generally equal to the closing price of MPC’s common stock on the grant date (or the prior business day if the grant date did not fall on a business day). Option holders do not have voting rights or receive dividends on the underlying stock. No stock options have been granted to any NEO since 2020.
Number of Shares or Units of Stock That Have Not Vested reflect the number of unvested MPC RSUs and MPLX phantom units held on December 31, 2024. MPC RSUs and MPLX phantom units generally vest in equal installments on the first, second and third anniversaries of the grant date.

	MPC RSUs			MPLX Phantom Units
Name	Grant Date	Number of RSUs That Have Not Vested (#)	Vesting Date	Grant Date	Number of Phantom Units That Have Not Vested (#)	Vesting Date

Mannen	3/1/2022	3,529	3/1/2025	3/1/2022	8,359	3/1/2025
	3/1/2023	4,836	3/1/2025, 3/1/2026	3/1/2023	17,316	3/1/2025, 3/1/2026
	3/1/2024	5,926	3/1/2025, 3/1/2026, 3/1/2027	3/1/2024	25,947	3/1/2025, 3/1/2026, 3/1/2027
	8/1/2024	6,921	8/1/2025, 8/1/2026, 8/1/2027		51,622
		21,212
Hennigan	3/1/2022	10,121	3/1/2025	3/1/2022	23,971	3/1/2025
	3/1/2023	13,822	3/1/2025, 3/1/2026	3/1/2023	49,492	3/1/2025, 3/1/2026
	3/1/2024	16,838	3/1/2025, 3/1/2026, 3/1/2027	3/1/2024	73,732	3/1/2025, 3/1/2026, 3/1/2027
		40,781			147,195
Hagedorn	3/1/2022	431	3/1/2025	3/1/2022	1,020	3/1/2025
	3/1/2023	538	3/1/2025, 3/1/2026	3/1/2023	1,924	3/1/2025, 3/1/2026
	3/1/2024	1,422	3/1/2025, 3/1/2026, 3/1/2027	3/1/2024	6,227	3/1/2025, 3/1/2026, 3/1/2027
		2,391			9,171
Benson	3/1/2022	578	3/1/2025	3/1/2022	1,371	3/1/2025
	3/1/2023	825	3/1/2025, 3/1/2026	3/1/2023	2,955	3/1/2025, 3/1/2026
	3/1/2024	2,046	3/1/2025, 3/1/2026, 3/1/2027	3/1/2024	8,960	3/1/2025, 3/1/2026, 3/1/2027
		3,449			13,286

	MPC RSUs			MPLX Phantom Units
Name	Grant Date	Number of RSUs That Have Not Vested (#)	Vesting Date	Grant Date	Number of Phantom Units That Have Not Vested (#)	Vesting Date
Floerke	3/1/2022	1,074	3/1/2025	12/18/2015	36,476	Upon termination without cause*
	3/1/2023	1,341	3/1/2025, 3/1/2026	3/1/2022	2,545	3/1/2025
	3/1/2024	1,819	3/1/2025, 3/1/2026, 3/1/2027	3/1/2023	4,802	3/1/2025, 3/1/2026
		4,234		3/1/2024	7,970	3/1/2025, 3/1/2026, 3/1/2027
					51,793
Lyon	3/1/2022	1,076	3/1/2025	3/1/2023	4,430	3/1/2025, 3/1/2026
	3/1/2023	1,237	3/1/2025, 3/1/2026	3/1/2024	7,467	3/1/2025, 3/1/2026, 3/1/2027
	3/1/2024	1,705	3/1/2025, 3/1/2026, 3/1/2027		11,897
		4,018
* In the event of Mr. Floerke’s termination of employment for any reason other than for cause, the MPLX phantom units he received as part of his retention award in 2015 will become payable.
Market Value of Shares or Units of Stock That Have Not Vested reflects the aggregate value of all unvested MPC RSUs and MPLX phantom units held on December 31, 2024, using the MPC closing common stock price ($139.50) and the MPLX closing common unit price ($47.86) on December 31, 2024, the last trading day of the year.
Equity Incentive Plan Awards That Have Not Vested reflects the number of unvested MPC PSUs held on December 31, 2024. PSUs generally vest following a 36-month performance period.

Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Period	Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Period

Mannen	3/1/2023	21,762	1/1/2023 - 12/31/2025	Benson	3/1/2023	3,869	1/1/2023 - 12/31/2025
	3/1/2024	17,777	1/1/2024 - 12/31/2026		3/1/2024	6,400	1/1/2024 - 12/31/2026
	8/1/2024	10,381	1/1/2024 - 12/31/2026			10,269
		49,920
Hennigan	3/1/2023	64,802	1/1/2023 - 12/31/2025	Floerke	3/1/2023	6,287	1/1/2023 - 12/31/2025
	3/1/2024	52,619	1/1/2024 - 12/31/2026		3/1/2024	5,689	1/1/2024 - 12/31/2026
		117,421				11,976
Hagedorn	3/1/2023	2,418	1/1/2023 - 12/31/2025	Lyon	3/1/2023	5,803	1/1/2023 - 12/31/2025
	3/1/2024	4,266	1/1/2024 - 12/31/2026		3/1/2024	5,333	1/1/2024 - 12/31/2026
		6,684				11,136
Market Value of Equity Incentive Plan Awards That Have Not Vested reflects the aggregate value of all unvested MPC PSUs held on December 31, 2024, calculated using the MPC closing common stock price ($139.50) on December 31, 2024, the last trading day of the year, and an assumed payout of 200% per unit, which is the next higher performance achievement that exceeds the performance for these awards measured as of December 31, 2024.
Nonforfeitability of Certain Awards. Each NEO (other than Ms. Mannen and Mr. Hagedorn) is eligible for an Approved Separation, under which their outstanding MPC RSUs, MPC PSUs and MPLX phantom units would become nonforfeitable should they resign under certain conditions, as further discussed below under “Potential Payments Upon Termination or Change in Control—Voluntary Termination—Approved Separation.”
When certain awards become nonforfeitable, applicable taxes are immediately due. So that the participants do not have an out-of-pocket expense for these awards that have not yet distributed, the award is instead reduced to cover the tax obligation. These awards continue to be reflected in the tables above as they remain subject to distribution on their original vesting dates; however, the portions used to pay any associated taxes have been excluded from these tables and are instead included in the “Option Exercises and Stock Vested in 2024” table on page 139.

OPTION EXERCISES AND STOCK VESTED IN 2024
The following table provides information regarding MPC stock options exercised by our NEOs in 2024, as well as MPC RSUs and MPLX phantom units vested in 2024.

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Mannen	MPC	—	—	37,504	6,306,428
	MPLX	—	—	28,060	1,090,692
Hennigan	MPC	—	—	31,923	5,482,810
	MPLX	—	—	81,596	3,202,316
Hagedorn	MPC	—	—	1,290	222,319
	MPLX	—	—	1,982	77,040
Benson	MPC	—	—	3,118	569,868
	MPLX	—	—	5,083	201,382
Floerke	MPC	—	—	3,208	550,805
	MPLX	—	—	8,192	321,750
Lyon	MPC	—	—	2,786	478,184
	MPLX	—	—	2,531	101,547
Option Awards: Value Realized on Exercise reflects the actual pre-tax gain realized by our NEOs upon exercise of MPC stock options, which is the fair market value of the shares at exercise less the per share grant price. No stock options have been granted since 2020.
Stock Awards: Number of Shares/Units Acquired on Vesting includes the following numbers of shares/units used to pay the taxes associated with the vesting of certain awards held by the NEOs as discussed further under “Outstanding Equity Awards at 2024 Fiscal Year-End”: Mr. Hennigan, 702 MPC RSUs, 3,071 MPLX phantom units; Ms. Benson, 87 MPC RSUs, 381 MPLX phantom units; Mr. Floerke, 77 RSUs, 333 MPLX phantom units; Mr. Lyon, 73 MPC RSUs, 317 MPLX phantom units.
Stock Awards: Value Realized on Vesting reflects the fair market value of the shares/units on the vesting date.
POST-EMPLOYMENT BENEFITS FOR 2024
2024 Pension Benefits
The following table reflects the actuarial present value of accumulated benefits payable to each NEO under MPC’s Retirement Plan (defined below) and the defined benefit portion of MPC’s Excess Benefit Plan (defined below) as of December 31, 2024. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Mannen	Retirement Plan	4.00	121,026	—
	Excess Benefit Plan	4.00	739,218	—
Hennigan	Retirement Plan	7.58	253,488	—
	Excess Benefit Plan	7.58	3,298,186	—
Hagedorn	Retirement Plan	7.08	176,354	—
	Excess Benefit Plan	7.08	199,764	—
Benson	Retirement Plan	26.67	1,060,682	—
	Excess Benefit Plan	26.67	647,400	—
Floerke	Retirement Plan	11.42	280,641	—
	Excess Benefit Plan	11.42	826,098	—
Lyon	Retirement Plan	35.67	1,460,582	—
	Excess Benefit Plan	35.67	739,070	—

Number of Years Credited Service shows the number of years the NEO has participated in each plan. Plan participation service used to calculate each participant’s benefit under the Retirement Plan legacy benefit formula (applicable to Ms. Benson and Mr. Lyon only) was frozen as of December 31, 2009. Mr. Floerke’s credited service for purposes of the Retirement Plan and Excess Benefit Plan includes 2.42 years of service credited for his employment with a subsidiary of MarkWest Energy Partners, L.P., which MPC acquired in 2015.
Present Value of Accumulated Benefit for the legacy benefit under the Retirement Plan was calculated assuming an 85% lump sum election rate with a lump sum interest rate between 0.50% and 2.00% (based on anticipated year of retirement) and the RP-2000 mortality table, and a 15% annuity election rate with a discount rate of 5.65% and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021, both calculated assuming retirement at age 62 (or current age, if later). See "Retirement Plan" below for more detail on the legacy benefit formula.
The present value of accumulated benefits for the cash balance benefits under the Retirement Plan was calculated assuming retirement at age 62 (or current age, if later), a discount rate of 5.65%, a cash balance interest credit rating of 4.56% in 2024, 4.19% in 2025 and 4.78% in 2026 and beyond, and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021. See "Retirement Plan" below for more detail on the cash balance benefit formula under each plan.
Tax-Qualified Defined Benefit Retirement Plan
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
Legacy Benefit
Prior to 2010, the monthly benefit was determined under the following legacy benefit formula:

Legacy Monthly Benefit = [(1.6% x Monthly Final Average Pay) – (1.33% x Monthly Estimated Primary Social Security Benefit)] x Years of Participation
This formula was amended effective January 1, 2010, to cease future accruals of additional participation years and, as applied to eligible NEOs, cease further compensation updates. No more than 37.5 participation years may be recognized under the formula. Eligible earnings include, but are not limited to, pay for hours worked, pay for allowed hours, military leave allowance, commissions, bonuses and elective deferrals to the Thrift Plan (defined below). Age continues to be updated under the formula.
Under the legacy retirement benefit, a vested participant who is at least age 62 may retire prior to age 65 and receive an unreduced benefit. Ms. Benson and Mr. Lyon each have legacy retirement benefits under the plan that remain subject to reduction as neither executive has reached age 62. Available benefits include various annuity options and a lump sum distribution option. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If an employee retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the legacy benefit formula is reduced as follows:

Age at Retirement	62	61	60	59	58	57	56	55	54	53	52	51	50

Early Retirement Factor	100%	97%	94%	91%	87%	83%	79%	75%	71%	67%	63%	59%	55%

The plan was amended effective August 31, 2022, to allow an active participant who has attained age 59.5 to elect to take an in-service distribution of their legacy retirement benefit on or after December 1, 2022. As of December 31, 2024, no NEO was eligible to elect an in-service distribution.
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

Annual compensation is limited to $345,000 for 2024 and generally includes wages and salary for time worked, with certain exclusions. Under the cash balance retirement benefit, a vested participant may retire at any age prior to 65 and receive an unreduced benefit. Each NEO has a vested cash balance retirement benefit under the plan that is not subject to reduction upon retirement. Under the cash balance formula, plan participants receive pay credits based on age and cash balance service. For 2024, Messrs. Hennigan, Floerke and Lyon and Ms. Benson received pay credits equal to 11% of compensation, and Ms. Mannen and Mr. Hagedorn received pay credits equal to 9% of compensation. There are no early retirement subsidies under the cash balance formula.
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
With respect to Ms. Benson and Mr. Lyon, who have frozen legacy-type benefits under the plan, eligible earnings for the legacy-type portion were determined using each NEO’s highest consecutive 36-month compensation (exclusive of bonuses) and three highest bonuses earned over the 10-year period up to December 31, 2012. None of the other NEOs have a legacy-type benefit under the plan.
The Excess Benefit Plan permits MPC’s Compensation Committee, on a discretionary basis, to extend a lump sum retirement benefit supplement (“Service Benefit”) to individual officers of MPC who have a frozen legacy-type benefit under the plan to offset the age-related erosion (if any) of the frozen legacy-type benefit from age 62 until such officer’s actual retirement date or date of death. An officer must be vested under the Retirement Plan to qualify for the Service Benefit. Ms. Benson and Mr. Lyon have frozen legacy-type benefits under the plan; however, MPC’s Compensation Committee has not extended eligibility for this benefit to either of them at this time.
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
The Thrift Plan allows eligible employees, such as our NEOs, to make elective deferral contributions to their plan accounts on a pre-tax, after-tax or “Roth” basis from 1% to a maximum of 75% of their plan-considered gross pay, with such gross pay limited to the applicable Internal Revenue Code annual compensation limit ($345,000 for 2024). Eligible employees who are “highly compensated employees” as determined under the Internal Revenue Code, such as our NEOs, may make after-tax contributions to their plan accounts from only 1% to 6% of their plan-considered gross pay limited to the applicable Internal Revenue Code annual compensation limit ($345,000 for 2024). Employer matching contributions are made on such elective deferrals and after-tax contributions at a rate of 117% up to a maximum of 6% of an employee’s plan-considered gross pay. All employee elective deferrals and after-tax contributions, and all employer matching contributions made, are fully vested.

2024 NONQUALIFIED DEFERRED COMPENSATION
The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	MPC Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mannen	Deferred Compensation Plan	—	—	3,002	—	40,906
	Executive Deferred Compensation Plan	—	184,454	32,816	—	558,530
Hennigan	Deferred Compensation Plan	—	—	1,031,550	—	6,378,128
	Executive Deferred Compensation Plan	—	408,500	176,288	—	1,703,804
	MPC 2012 Incentive Compensation Plan	—	—	11,708	115,373	—
	MPC 2021 Incentive Compensation Plan	—	—	139,999	82,356	206,744
	MPLX LP 2018 Incentive Compensation Plan	—	—	528,371	522,708	700,738
Hagedorn	Excess Benefit Plan	—	—	899	—	43,670
	Executive Deferred Compensation Plan	—	43,310	26,521	—	166,010
Benson	Excess Benefit Plan	—	—	507	—	24,632
	Deferred Compensation Plan	—	—	37,380	—	262,076
	Executive Deferred Compensation Plan	—	57,124	86,607	—	403,986
	MPC 2012 Incentive Compensation Plan	—	—	1,682	16,577	—
	MPC 2021 Incentive Compensation Plan	—	—	11,028	4,886	14,789
	MPLX LP 2018 Incentive Compensation Plan	—	—	43,980	32,074	53,414
Floerke	Deferred Compensation Plan	—	—	104,952	—	620,156
	Executive Deferred Compensation Plan	32,469	70,838	21,965	—	359,541
	MPC 2012 Incentive Compensation Plan	—	—	1,144	11,277	—
	MPC 2021 Incentive Compensation Plan	—	—	14,467	8,545	21,307
	MPLX LP 2012 Incentive Compensation Plan	—	—	127,903	—	913,505
	MPLX LP 2018 Incentive Compensation Plan	—	—	54,499	52,376	72,100
Lyon	Excess Benefit Plan	—	—	2,710	—	131,699
	Executive Deferred Compensation Plan	—	65,896	27,396	—	212,050
	MPC 2021 Incentive Compensation Plan	—	—	9,249	2,132	11,431
	MPLX LP 2018 Incentive Compensation Plan	—	—	38,094	8,037	46,003
Executive Contributions are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2024 Summary Compensation Table” on page 134.
Company Contributions are also included in the “All Other Compensation” column of the “2024 Summary Compensation Table” on page 134.
Aggregate Earnings for long-term incentive and incentive compensation plans include accrued dividends/dividend equivalents and distribution equivalents on nonforfeitable MPC RSUs and MPLX phantom unit awards.
Aggregate Withdrawals/Distributions represent the payment of dividends/dividend equivalents and distribution equivalents accrued on nonforfeitable awards.
Aggregate Balance at Last Fiscal Year-End. Of the amounts shown in this column, the following amounts have been reported in our Summary Compensation Table for previous years:

	Mannen	Hennigan	Hagedorn	Benson	Floerke	Lyon

Deferred Compensation Plan	—	3,366,198	—	—	281,099	—
Executive Deferred Compensation Plan	—	1,076,991	—	—	223,269	52,893

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
Defined contribution accruals in the Excess Benefit Plan are credited with interest equal to that paid in a specified investment option of the Thrift Plan, which was 2.10% for the year ended December 31, 2024. All plan distributions are paid in a lump sum following the participant’s separation from service. In general, our NEOs no longer actively participate in the defined contribution portion of the Excess Benefit Plan, and all subsequent-year nonqualified employer matching contributions for NEOs now accrue under the Executive Deferred Compensation Plan (defined below).
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
Executive Deferred Compensation Plan
The Marathon Petroleum Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), sponsored by MPC LP, is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Participants may defer 5% to 20% (in whole percentage increments) of their base salary and annual bonus each year in a tax-advantaged manner. Deferral elections are made each December for amounts to be earned in the following year and are irrevocable. The plan credits matching contributions on a participant’s deferrals equal to the match under the Thrift Plan plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the Thrift Plan. Participants are fully vested in their deferrals and matching contributions. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants may elect to receive payment of their plan benefits in a lump sum or in annual installments over two to five years on or beginning on a specified date while in service or following separation from service.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following discussion provides information regarding the compensation payable to our NEOs under each hypothetical termination scenario, assuming that the applicable termination event occurred on December 31, 2024, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.
Our NEOs would be entitled under each termination scenario to receive their vested benefits that have accrued under MPC’s employee and qualified retirement and nonqualified deferred compensation plans. For more information about our retirement and deferred compensation programs, see “Post-Employment Benefits for 2024,” beginning on page 139, and “2024 Nonqualified Deferred Compensation,” beginning on page 142.

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
Approved Separation
Our NEOs generally are eligible for an Approved Separation once they reach age 55 and have at least five years of employment with MPC or its subsidiaries. As of December 31, 2024, each of our NEOs (other than Ms. Mannen and Mr. Hagedorn) was eligible for an Approved Separation.
An NEO who resigns pursuant to an Approved Separation is generally only eligible for a bonus under the ACB program if he or she remained employed through the end of the ACB performance period, unless the NEO is also retirement-eligible, in which case he or she is eligible for a bonus in his or her year of retirement as discussed below.
Under the terms of their respective award agreements, MPC PSUs, MPC RSUs and MPLX phantom units generally become nonforfeitable upon an eligible NEO’s Approved Separation provided he or she has held the awards at least six months and provided notice at least three months (for awards granted in 2023 and 2024; six months for awards granted in 2022) prior to resignation. MPC’s Compensation Committee may, in its sole discretion, waive this notice requirement. See the tables and accompanying narrative under “Outstanding Equity Awards at 2024 Fiscal Year-End” beginning on page 137 for more information about these nonforfeitable awards and their respective vesting dates.
Retirement
MPC’s employees, including our NEOs, generally are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2024, Ms. Benson and Mr. Lyon were retirement eligible.
Additionally, MPC has a mandatory retirement policy that requires certain officers, including our NEOs, to retire from service with the company upon attaining age 65, absent a waiver or extension by MPC’s Board of Directors.
Retirement-eligible NEOs, and NEOs who retire due to the mandatory retirement policy, are eligible for a bonus under the ACB program in their year of retirement. This bonus is determined and paid in the normal course and prorated based on eligible earnings for the performance period.
LTI awards still subject to forfeiture generally are forfeited upon retirement, except in the case of mandatory retirement, whereupon they vest in full. Payout for MPC PSUs that vest pursuant to mandatory retirement will occur following the full performance cycle based on its certified results.
Involuntary Termination Without Cause
Neither we nor MPC generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated without cause is eligible for (i) the same termination allowance plan available to all other MPC employees, which would pay an amount between eight and 62 weeks of salary based either on service or salary level, as well as (ii) a bonus under the ACB program determined and paid in the normal course and prorated for service up to the termination date. All unvested LTI awards would be forfeited unless provided otherwise in the applicable award agreement.
Involuntary Termination for Cause
An NEO who is involuntarily terminated for cause will not be entitled to a severance payment or a bonus under the ACB program and will forfeit all unvested LTI awards unless provided otherwise in the applicable award agreement.
Death
In the event of the death of an NEO during the ACB performance period, his or her bonus would be paid immediately at target and prorated based on eligible earnings for the performance period. LTI awards immediately vest in full upon death, with MPC PSUs vesting at the target level.
Change in Control
Our NEOs participate in two change in control severance plans: the MPC Senior Leader Change in Control Severance Benefits Plan (“MPC CIC Plan”) and the MPLX Senior Leader Change in Control Severance Benefits Plan (“MPLX CIC Plan”). These change in control plans are designed to (i) preserve executives’ economic motivation to consider a business combination that might result in job loss and (ii) compete effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures.
Upon a change in control (as defined in the applicable plan) of MPC or MPLX and a qualified termination (as defined in the applicable plan or LTI award), our NEOs would be eligible for the following benefits:
•A cash severance payment equal to three times the sum of the NEO’s current annual base salary and current target annual cash bonus;
•A cash welfare benefits payment equal to 18 months of the current monthly COBRA premium; and
•Accelerated vesting of all outstanding MPC LTI awards (in the case of an MPC change in control) and/or all outstanding MPLX LTI awards (in the case of an MPLX change in control).
Benefits under each plan are payable only upon a change in control and a qualified termination. A qualified termination generally occurs when an NEO’s employment with our affiliates and us ends in connection with, or within two years after, a change in control. A qualified termination for this purpose does not include an NEO’s:
•Separation due to death;
•Termination for cause (as defined in the applicable plan); or
•Voluntary termination without good reason (as defined in the applicable plan). “Good reason” generally includes a material reduction in base compensation, authority, duties or responsibilities, or being required to relocate more than 50 miles from one’s current location.
In the event of a change in control and qualified termination under both plans, our NEOs would receive benefits under only one plan – whichever provides the greater benefits at that time. NEOs who receive an offer for comparable employment from an acquirer or successor entity in an MPLX change in control will not be eligible to receive benefits under the MPLX CIC Plan.
The following table shows compensation payable to our NEOs as a direct result of each specified hypothetical termination scenario, assuming the applicable termination event occurred on December 31, 2024, based on the plans and agreements in place on that date.

Name	Severance ($)	MPC RSUs/ MPLX Phantom Units Vested ($)(1)(2)	MPC PSUs Vested ($)(1)(3)	Life and Health Insurance Benefits ($)(4)	Total ($)

Mannen
Resignation/Involuntary Termination(5)	—	—	—	—	—
Change in Control w/ Qualified Termination	11,130,000	5,429,703	6,963,840	25,430	23,548,973
Death	—	5,429,703	6,963,840	2,800,000	15,193,543
Hennigan
Resignation/Involuntary Termination(5)	—	—	—	—	—
Change in Control w/ Qualified Termination	8,347,500	—	—	35,689	8,383,189
Death	—	—	—	2,100,000	2,100,000
Hagedorn
Resignation/Involuntary Termination(5)	—	—	—	—	—
Change in Control w/ Qualified Termination	2,756,250	772,469	932,418	35,357	4,496,494
Death	—	772,469	932,418	1,050,000	2,754,887
Benson
Resignation/Involuntary Termination(5)	—	—	—	—	—
Change in Control w/ Qualified Termination	3,705,000	—	—	14,116	3,719,116
Death	—	—	—	1,300,000	1,300,000
Floerke
Resignation/Involuntary Termination(5)	—	—	—	—	—
Change in Control w/ Qualified Termination	3,366,000	—	—	25,230	3,391,230
Death	—	—	—	1,320,000	1,320,000
Lyon
Resignation/Involuntary Termination(5)	—	—	—	—	—
Change in Control w/ Qualified Termination	3,315,000	—	—	35,689	3,350,689
Death	—	—	—	1,300,000	1,300,000
(1)    LTI amounts in this table reflect the value of equity that would vest on an accelerated basis as a direct result of each scenario. Because of their eligibility for an Approved Separation, as discussed above, each NEO (other than Ms. Mannen and Mr. Hagedorn) holds LTI awards that have become nonforfeitable by their terms. Awards no longer subject to forfeiture are not included in this table. See the tables and accompanying narrative under “Outstanding Equity Awards at 2024 Fiscal Year-End” beginning on page 137 for more information about these nonforfeitable awards and their respective vesting dates.

(2)    Amounts shown are calculated based on the closing prices of MPC common stock ($139.50) and MPLX common units ($47.86) on December 31, 2024, the last trading day of the year.
(3)    MPC PSUs would be paid out based on actual performance for the period from the grant date to the date of change in control/death, and target performance for the period from the date of change in control/death to the end of the performance period. Amounts shown are calculated using the MPC PSUs’ target value ($139.50, the closing price of MPC common stock on December 31, 2024, the last trading day of the year).
(4)    Under a change of control with a qualified termination, this amount consists of 18 months of COBRA premiums. In the event of death, this amount consists of life insurance that would be paid out to the applicable NEO’s estate.
(5)    Includes the following termination scenarios: Resignation; Approved Separation; Involuntary Termination without Cause; and Involuntary Termination for Cause.
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
DIRECTOR COMPENSATION
Officers or employees of our general partner or MPC who also serve as our directors do not receive additional compensation for their service as our director. Directors who are not officers or employees of our general partner or MPC receive compensation as “non-management directors.”
Annual Retainers
Our non-management directors received the following cash and equity retainers for their service on the Board in 2024.

	Annual Total

Cash Retainer	•Paid quarterly in equal installments:
	–Board Member	$100,000

Additional Leadership Cash Retainers	•Paid quarterly in equal installments (in addition to Board Member retainer):
	–Lead Director	$25,000
	–Audit Committee Chair	$25,000
	–Conflicts Committee Chair	$25,000

Conflicts Committee Meeting Fee	•Per meeting, in excess of six meetings	$1,500

Equity Retainer	•Granted quarterly in equal installments,* in the form of MPLX phantom units	$125,000
	•Directors receive distribution equivalents in the form of additional MPLX phantom units

* Beginning in 2025, the equity retainer will consist of one annual grant in the amount of $125,000, generally made on the day following MPC’s annual meeting of shareholders.
Deferral of Equity Compensation
MPLX phantom units awarded to management directors for Board service in 2024, including those received as distribution equivalents, were automatically deferred, payable in MPLX common units only upon a director’s departure from the Board. Beginning in April 2025, MPLX phantom units awarded for Board service will vest on the first anniversary of the grant date unless a deferral election is made.
Director Unit Ownership Guidelines
Under our unit ownership guidelines, each non-management director is required to hold at least five times the value of the annual cash retainer in MPLX common units, including phantom units. Directors have five years from the commencement of their service on the Board to satisfy these guidelines. All non-management directors either meet these guidelines or are on track to comply within the applicable five-year period.

Matching Gifts
Under MPC’s matching gift programs, directors may elect to have MPC match up to $10,000 annually of their contributions to certain tax-exempt educational institutions and up to $10,000 annually of their contributions to certain eligible tax-exempt charitable organizations. The annual limit for each program is applied based on the date of the director’s gift to the institution or charitable organization.
2024 Director Compensation Table
The following table shows compensation earned by or paid to our non-management directors during 2024 for service on our Board.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)

Christine S. Breves	100,000	125,000	—	225,000
Christopher A. Helms	150,000	125,000	—	275,000
Garry L. Peiffer	125,000	125,000	20,000	270,000
Frank M. Semple	100,000	125,000	—	225,000
J. Michael Stice	100,000	125,000	—	225,000
John P. Surma	100,000	125,000	—	225,000
Fees Earned or Paid in Cash reflect cash retainers earned for Board service in 2024.
Unit Awards reflect the aggregate grant date fair value of MPLX phantom units, calculated in accordance with financial accounting standards. For 2024, non-management directors generally received grants each quarter of MPLX phantom units valued at $31,250 based on the closing price of MPLX common units on each grant date. The aggregate number of MPLX phantom units outstanding for each non-management director as of December 31, 2024 is: Ms. Breves, 7,513; Mr. Helms, 60,264; Mr. Peiffer, 55,091; Mr. Semple, 45,249; Mr. Stice, 37,802; Mr. Surma, 60,264.
All Other Compensation reflects charitable contributions under MPC’s matching gifts programs, as described above. Each program is subject to an annual limit of $10,000, up to an aggregate of $20,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management
The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of February 1, 2025 by each director and NEO, and by all current directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of February 1, 2025, there were 1,016,599,461 MPLX common units outstanding (including 647,415,452 common units held by MPC and its affiliates) and 313,805,638 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
	MPLX Common Units	MPC Common Stock	MPLX	MPC

Current Directors
Christine S. Breves	8,156	—	*	*
Christopher A. Helms	71,906	—	*	*
Garry L. Peiffer	124,231	63,394	*	*
John J. Quaid	44,539	32,434	*	*
Frank M. Semple	543,265	12,258	*	*
J. Michael Stice	46,228	21,992	*	*
John P. Surma	78,892	67,205	*	*
Named Executive Officers
Maryann T. Mannen	87,100	87,526	*	*
Michael J. Hennigan	357,249	219,040	*	*
C. Kristopher Hagedorn	14,750	4,304	*	*
Molly R. Benson	35,419	54,947	*	*
Gregory S. Floerke	89,620	29,740	*	*
Shawn M. Lyon	17,273	17,095	*	*
All Current Directors and Executive Officers as a group (14 individuals)	1,518,628	613,488	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.
MPLX Common Unit beneficial ownership amounts include:
•Phantom unit awards, which settle in common units upon a director’s retirement from service on the Board, as follows: Ms. Breves, 8,156; Mr. Helms, 60,906; Mr. Peiffer, 55,734; Mr. Semple, 49,971; Mr. Stice, 45,528; Mr. Surma, 71,392.
•Phantom unit awards as follows: Ms. Mannen, 51,622; Mr. Hennigan, 147,195; Mr. Hagedorn, 9,171; Ms. Benson, 13,286; Mr. Floerke, 51,793; Mr. Lyon, 11,897; Mr. Quaid, 24,714.
•Common units indirectly beneficially held in trust as follows: Mr. Peiffer, 68,497; Mr. Semple, 493,294; Mr. Stice, 700.
MPC Common Stock beneficial ownership amounts include:
•All stock options exercisable within 60 days of February 1, 2025 as follows: Ms. Benson, 28,075.
•Shares of common stock indirectly beneficially held in trust as follows: Mr. Peiffer, 63,394; Mr. Surma, 10,000.
•Restricted stock unit awards, which vest upon the director’s retirement from service on MPC’s Board of Directors, as follows: Mr. Semple, 12,258; Mr. Stice, 21,992; Mr. Surma, 57,205.
•RSUs as follows: Ms. Mannen, 21,212; Mr. Hennigan, 40,781; Mr. Hagedorn, 2,391; Ms. Benson, 3,449; Mr. Floerke, 4,234; Mr. Lyon, 4,018; Mr. Quaid, 6,491; all other executive officers, 1,405.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2024:

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests

Marathon Petroleum Corporation 539 S. Main Street Findlay, Ohio 45840	647,415,452	64%
Percent of Common Units is based on 1,016,599,461 MPLX common units outstanding as of February 1, 2025.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024, with respect to common units that may be issued under the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) and the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	795,174	N/A	13,891,830
Equity compensation plans not approved by security holders	—	—	—
Total	795,174		13,891,830
Number of securities to be issued upon exercise of outstanding options, warrants and rights reflects phantom unit awards granted pursuant to the MPLX 2018 Plan and the MPLX 2012 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2024.
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
This policy is available on the “Corporate Governance” page of our website at www.mplx.com/Investors/Corporate-Governance/.
Our Relationship with MPC
As of December 31, 2024, MPC owned through its affiliates 647,415,452 of our common units, representing approximately 64% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, various of our officers and directors also serve as officers and/or directors of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2024. Unless the context otherwise requires, references in the following discussion to “we” or “us” refer to our affiliates and us.
Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2024, we distributed to MPC approximately $2,270 million with respect to the common units it holds.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2024 was $2 million.
Transactions and Commercial and Other Agreements with MPC
We have multiple long-term, fee-based transportation and storage services agreements, as well as a variety of operating services agreements, management services agreements, licensing agreements, employee services agreements, omnibus agreements, a keep-whole commodity agreement and a loan agreement with MPC and its consolidated subsidiaries. See Item 1. Business – Our Crude Oil and Products Logistics Contracts with MPC and Third Parties, Item 1. Business – Our Natural Gas and

NGL Services Contracts with MPC and Third Parties, and Item 8. Financial Statements and Supplementary Data – Note 6, for information regarding related party activities with MPC.
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
Auditor Fees
Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2024, and December 31, 2023:

(In thousands)	2024	2023
Audit	$4,963	$4,931
Audit-Related	—	—
Tax	1,744	2,006
All Other	—	—
Total	$6,707	$6,937
Audit fees for the years ended December 31, 2024, and December 31, 2023, were primarily for professional services rendered for the audit of the financial statements and of internal control over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.
Tax fees for the years ended December 31, 2024, and December 31, 2023, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.
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
In 2024 and 2023, the Audit Committee pre-approved all audit, audit-related, tax and permissible non-audit services pursuant to this policy and did not use the de minimis exception.

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

Exhibits:

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
4	Instruments Defining the Rights of Security Holders, Including Indentures, and Description of Registrant’s Securities
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714
4.3	Description of Securities					X
10	Material Contracts
10.1	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.2	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.3	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.4	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.5	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714
10.6	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.7	Series A Preferred Unit Purchase Agreement, dated as of April 27, 2016, by and among MPLX LP and the Purchasers party thereto	8-K	10.1	4/29/2016	001-35714
10.8	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714
10.9	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.10+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.11+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.12	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.13+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.14	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.15	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC	8-K	10.2	8/1/2019	001-35714
10.16	First Amendment dated as of January 1, 2023 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC	10-Q	10.1	5/2/2023	001-35714
10.17	Second Amendment dated as of July 31, 2024 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC	10-Q	10.2	8/6/2024	001-35714
10.18	Fourth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.102	2/28/2020	001-35714
10.19	Fifth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.103	2/28/2020	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.20	Sixth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.2	11/6/2020	001-35714
10.21	Seventh Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.3	8/2/2022	001-35714
10.22	Terminal Services Agreement, dated as of November 1, 2020, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto.	8-K	10.1	11/5/2020	001-35714
10.23	Amendment to Amended and Restated Transportation Services Agreement, executed as of September 10, 2020, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.3	11/6/2020	001-35714
10.24	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC	10-Q	10.5	11/6/2020	001-35714
10.25	Amendment to Amended and Restated Transportation Services Agreement, executed as of February 15, 2021, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.106	2/26/2021	001-35714
10.26	Fourth Amendment to the Terminal Services Agreement, dated as of July 31, 2021, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	11/2/2021	001-35714
10.27	Master Amendment to Transportation Services Agreements, dated as of June 30, 2022, by and among Marathon Petroleum Company LP, Marathon Petroleum Supply and Trading LLC, Marathon Pipe Line LLC and Ohio River Pipe Line LLC	8-K	10.1	7/7/2022	001-35714
10.28
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
		8-K	10.1	7/12/2022	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.29	First Amendment to Transportation Services Agreement (Garyville Products System), between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-K	10.44	2/23/2023	001-35714
10.30	Fifth Amendment to the Terminal Services Agreement, dated as of June 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	8/1/2023	001-35714
10.31	Sixth Amendment to the Terminal Services Agreement, dated as of June 30, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	8/1/2023	001-35714
10.32	Intercompany Assignment Agreement of the Terminal Services Agreement, dated as of May 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.3	8/1/2023	001-35714
10.33	Eighth Amendment to the Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.4	8/1/2023	001-35714
10.34	Seventh Amendment to the Terminal Services Agreement, dated as of January 31, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	4/30/2024	001-35714
10.35	Eighth Amendment to the Terminal Services Agreement, dated as of April 16, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	8/6/2024	001-35714
10.36	Ninth Amendment to the Terminal Services Agreement, dated as of August 1, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	11/5/2024	001-35714
10.37	Ninth Amendment to the Third Amended and Restated Terminal Services Agreement, dated September 1, 2024, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.3	11/5/2024	001-35714
10.38*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.39*	MPLX LP 2012 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.40*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.41*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.42*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.43*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated October 1, 2024	10-Q	10.4	11/5/2024	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number		Form	Exhibit	Filing Date	SEC File No.
10.44*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms	10-Q	10.1	10/31/2023	001-35714
10.45*	Form of 2022 MPLX Phantom Unit Award Agreement	10-Q	10.1	5/3/2022	001-35714
10.46*	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.45	2/23/2023	001-35714
10.47*	Form of 2024 MPLX Phantom Unit Award Agreement	10-Q	10.1	4/30/2024	001-35714
10.48*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective November 15, 2024					X
10.49*	MPLX GP LLC Non-Management Director Compensation Policy, as amended and restated effective November 15, 2024					X
10.50*	MPLX LP Senior Leader Change in Control Severance Benefits Plan, as amended and restated effective December 1, 2024					X
19.1	Trading of Securities Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
97.1	MPLX LP Officer Compensation Clawback Policy	10-K	97.1	2/28/2024	001-35714
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 27, 2025	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Kelly D. Wright
Kelly D. Wright Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 27, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Maryann T. Mannen	Director, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP) (principal executive officer)
Maryann T. Mannen

/s/ C. Kristopher Hagedorn	Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP) (principal financial officer)
C. Kristopher Hagedorn

/s/ Kelly D. Wright	Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP) (principal accounting officer)
Kelly D. Wright

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christine S. Breves

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christopher A. Helms

*	Executive Chairman of the Board of Directors of MPLX GP LLC (the general partner of MPLX LP)
Michael J. Hennigan

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Garry L. Peiffer

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John J. Quaid

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Frank M. Semple

*	Director of MPLX GP LLC (the general partner of MPLX LP)
J. Michael Stice

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John P. Surma

*    The undersigned, by signing her name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Maryann T. Mannen	February 27, 2025
Maryann T. Mannen Attorney-in-Fact