Form 10-Q
period 2025-03-31
MPLX LP
filed 2025-05-06
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

MPLX LP had 1,020,802,191 common units outstanding as of April 30, 2025.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPLX LP,” “MPLX,” “the Partnership,” “us,” “our,” “we,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ANDX	Andeavor Logistics LLC (formerly known as Andeavor Logistics LP), a wholly-owned subsidiary of the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FCF (a non-GAAP financial measure)	Free Cash Flow
GAAP	Accounting principles generally accepted in the United States of America
MarkWest	MarkWest Energy Partners, LP., a wholly-owned subsidiary of the Partnership
Mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Revenues and other income:
Service revenue	$707	$658
Service revenue - related parties	1,066	986
Service revenue - product related	99	95
Rental income	64	60
Rental income - related parties	211	217
Product sales	513	370
Product sales - related parties	75	63
Sales-type lease revenue	37	34
Sales-type lease revenue - related parties	115	121
Income from equity method investments	186	157
Other income	10	45
Other income - related parties	41	40
Total revenues and other income	3,124	2,846
Costs and expenses:
Cost of revenues (excludes items below)	389	371
Purchased product costs	459	369
Rental cost of sales	19	19
Rental cost of sales - related parties	4	4
Purchases - related parties	416	372
Depreciation and amortization	326	317
General and administrative expenses	112	109
Other taxes	33	34
Total costs and expenses	1,758	1,595
Income from operations	1,366	1,251
Net interest and other financial costs	229	235
Income before income taxes	1,137	1,016
Provision for income taxes	1	1
Net income	1,136	1,015
Less: Net income attributable to noncontrolling interests	10	10
Net income attributable to MPLX LP	1,126	1,005
Less: Series A preferred unitholders’ interest in net income	—	10
Limited partners' interest in net income attributable to MPLX LP	$1,126	$995

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.10	$0.98
Common - diluted	$1.10	$0.98
Weighted average limited partner units outstanding:
Common - basic	1,020	1,008
Common - diluted	1,020	1,008
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income	$1,136	$1,015
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	8	1
Comprehensive income	1,144	1,016
Less comprehensive income attributable to:
Noncontrolling interests	10	10
Comprehensive income attributable to MPLX LP	$1,134	$1,006
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,534	$1,519
Receivables, net	858	718
Current assets - related parties	910	830
Inventories	186	180
Other current assets	33	29
Total current assets	4,521	3,276
Equity method investments	4,751	4,531
Property, plant and equipment, net	19,147	19,154
Intangibles, net	529	518
Goodwill	7,645	7,645
Right of use assets, net	286	273
Noncurrent assets - related parties	1,095	1,120
Other noncurrent assets	998	994
Total assets	38,972	37,511

Liabilities
Accounts payable	145	147
Accrued liabilities	269	295
Current liabilities - related parties	402	396
Accrued property, plant and equipment	211	208
Long-term debt due within one year	2,697	1,693
Accrued interest payable	203	244
Operating lease liabilities	47	45
Other current liabilities	195	207
Total current liabilities	4,169	3,235
Long-term deferred revenue	317	317
Long-term liabilities - related parties	324	334
Long-term debt	19,721	19,255
Deferred income taxes	18	18
Long-term operating lease liabilities	227	217
Other long-term liabilities	128	125
Total liabilities	24,904	23,501
Commitments and contingencies (see Note 16)
Series A preferred units (0 million and 6 million units outstanding)	—	203

Equity
Common unitholders - public (374 million and 370 million units outstanding)	9,472	9,322
Common unitholders - MPC (647 million and 647 million units outstanding)	4,361	4,257
Accumulated other comprehensive income (loss)	5	(3)
Total MPLX LP partners’ capital	13,838	13,576
Noncontrolling interests	230	231
Total equity	14,068	13,807
Total liabilities, preferred units and equity	$38,972	$37,511
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating activities:
Net income	$1,136	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	10	13
Depreciation and amortization	326	317
Gain on equity method investments	—	(20)
Income from equity method investments	(186)	(157)
Distributions from unconsolidated affiliates	188	180
Change in fair value of derivatives	4	8
Changes in:
Receivables	(100)	95
Inventories	(6)	(4)
Current accounts payable and other current assets and liabilities	(76)	(124)
Assets and liabilities - related parties	(35)	(46)
Right of use assets and operating lease liabilities	(1)	(1)
Deferred revenue	(12)	9
All other, net	(2)	6
Net cash provided by operating activities	1,246	1,291
Investing activities:
Additions to property, plant and equipment	(267)	(255)
Acquisitions, net of cash acquired	(237)	(622)
Disposal of assets	1	—
Investments - acquisitions and contributions	(119)	(119)
Investments - redemptions, repayments, return of capital and sales proceeds	21	—
Net cash used in investing activities	(601)	(996)
Financing activities:
Long-term debt borrowings	1,977	—
Long-term debt repayments	(500)	—
Debt issuance costs	(19)	—
Unit repurchases	(100)	(75)
Distributions to noncontrolling interests	(11)	(11)
Distributions to Series A preferred unitholders	(6)	(23)
Distributions to LP unitholders	(972)	(853)
Contributions from MPC	7	10
All other, net	(6)	(6)
Net cash used in financing activities	370	(958)
Net change in cash, cash equivalents and restricted cash	1,015	(663)
Cash, cash equivalents and restricted cash at beginning of period	1,519	1,048
Cash, cash equivalents and restricted cash at end of period	$2,534	$385
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2024	$9,322	$4,257	$(3)	$231	$13,807	$203
Net income	410	716	—	10	1,136	—
Unit repurchases	(100)	—	—	—	(100)	—
Conversion of Series A preferred units	197	—	—	—	197	(197)
Distributions	(353)	(619)	—	(11)	(983)	(6)
Contributions	—	7	—	—	7	—
Other	(4)	—	8	—	4	—
Balance at March 31, 2025	$9,472	$4,361	$5	$230	$14,068	$—

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2023	$8,700	$3,758	$(4)	$235	$12,689	$895
Net income	355	640	—	10	1,005	10
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	321	—	—	—	321	(321)
Distributions	(303)	(550)	—	(11)	(864)	(23)
Contributions	—	10	—	—	10	—
Other	(1)	—	1	—	—	—
Balance at March 31, 2024	$8,997	$3,858	$(3)	$234	$13,086	$561
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1. Description of the Business and Basis of Presentation
Description of the Business
MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. We are engaged in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables; the gathering, processing and transportation of natural gas; and the transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio. MPLX was formed on March 27, 2012 as a Delaware limited partnership.
MPLX’s business consists of two segments based upon the product-based value chain each supports. The Crude Oil and Products Logistics segment includes the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. The Natural Gas and NGL Services segment gathers, processes and transports natural gas and transports, fractionates, stores and markets NGLs. See Note 8 for additional information regarding the operations and results of these segments.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
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

SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review before ultimately voting to withdraw its defense of the rule in March 2025. We will continue to monitor and evaluate any changes to the status of this rulemaking.

3. Acquisitions and Other Transactions
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $237 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region, and enhance our strategic relationship with MPC. The acquisition was accounted for as a business combination which requires all the identifiable assets acquired and liabilities assumed to be remeasured to fair value at the date of acquisition. The preliminary determination of the fair value includes $172 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The allocation above is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of assets acquired and liabilities assumed. The final valuation will be completed no later than one year from the acquisition date. The results for the acquired business are allocated between our two segments based on the product-based value chain the underlying assets support.
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash to purchase additional ownership interest in existing joint ventures and gathering assets (the “Utica Midstream Acquisition”), which will enhance our position in the Utica basin. Prior to the acquisition, we owned an indirect interest in Ohio Gathering Company L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company L.L.C. (“OCC”). After giving effect to the acquisition, MPLX owns a combined direct and indirect 73 percent interest in OGC and a 100 percent interest in OCC. In addition, MPLX acquired a 100 percent interest in a dry gas gathering system in the Utica basin, including 53 miles of gathering pipeline and three dehydration units with a combined capacity of approximately 620 MMcf/d. OGC continues to be accounted for as an equity method investment, as MPLX did not obtain control of OGC as a result of the transaction. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $75 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now reflected as a consolidated subsidiary within our consolidated financial results. The results for the acquired business are reported within our Natural Gas and NGL Services segment.
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

4. Investments and Noncontrolling Interests
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		March 31,	March 31,	December 31,
(In millions, except ownership percentages)	VIE	2025	2025	2024
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$225	$218
LOOP LLC		41%	314	310
MarEn Bakken Company LLC(1)		25%	521	526
Other(2)	X		546	541
Total Crude Oil and Products Logistics			1,606	1,595
Natural Gas and NGL Services
BANGL, LLC		45%	279	281
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C(3)	X	67%	428	329
MarkWest Utica EMG, L.L.C.	X	60%	782	742
Ohio Gathering Company L.L.C.(4)	X	34%	464	470
Sherwood Midstream LLC	X	50%	485	488
WPC Parent, LLC		30%	243	208
Other(2)	X		464	418
Total Natural Gas and NGL Services			3,145	2,936
Total			$4,751	$4,531
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(2)    Some investments included within Other have also been deemed to be VIEs.
(3)    On March 31, 2025, MPLX contributed a 100 percent owned subsidiary with a fair value of $125 million to MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. MPLX received a special distribution of $21 million as a result of the transaction, which is reflected as a return of capital on the consolidated statement of cash flows.
(4)    MPLX also holds a 39 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
For those entities that have been deemed to be VIEs, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. While we have the ability to exercise influence through participation in the management committees, which make all significant decisions, we have equal influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest. As such, we have determined that these entities should not be consolidated and applied the equity method of accounting with respect to our investments in each entity.
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2025 and March 31, 2024. See Note 16 for information on our guarantees related to equity method investees.
5. Related Party Agreements and Transactions
MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.
MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; and reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreements. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services type agreements as well as various other agreements. MPLX also had a keep-whole commodity agreement with MPC under which MPC paid us a processing fee for NGLs related to keep-whole agreements and we paid MPC a marketing fee in exchange for assuming the commodity risk. This agreement expired in March 2025.

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
There was no activity on the MPC Loan Agreement for the three months ended March 31, 2025 and March 31, 2024.
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2025 and March 31, 2024, these sales totaled $185 million and $202 million, respectively.
Related Party Expenses
MPC charges MPLX for executive management services and certain general and administrative services provided to MPLX under the terms of our omnibus agreements (“Omnibus charges”), for certain employee services provided to MPLX under employee services agreements (“ESA charges”) and fees paid under co-location agreements and ground lease agreements. Omnibus charges and ESA charges are classified as Rental cost of sales - related parties, Purchases - related parties, or General and administrative expenses depending on the nature of the asset or activity with which the costs are associated. Additionally, we also incur costs under agreements for transportation and processing services with certain of our unconsolidated affiliates.
In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.
For the three months ended March 31, 2025 and March 31, 2024, General and administrative expenses incurred from MPC totaled $75 million and $73 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three months ended March 31, 2025 and March 31, 2024, these charges totaled $49 million and $41 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue.

(In millions)	March 31, 2025	December 31, 2024
Current assets - related parties
Receivables	$664	$620
Lease receivables	225	204
Prepaid	21	5
Other	—	1
Total	910	830
Noncurrent assets - related parties
Long-term lease receivables	635	677
Right of use assets	224	226
Unguaranteed residual asset	208	189
Long-term receivables	28	28
Total	1,095	1,120
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	292	288
Deferred revenue	109	106
Operating lease liabilities	1	2
Total	402	396
Long-term liabilities - related parties
Long-term operating lease liabilities	222	224
Long-term deferred revenue	102	110
Total	$324	$334
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of March 31, 2025 or December 31, 2024.
6. Equity
The changes in the number of common units during the three months ended March 31, 2025 are summarized below:

(In units)	Common Units
Balance at December 31, 2024	1,017,142,290
Unit-based compensation awards	124,029
Conversion of Series A preferred units	6,166,965
Units redeemed in unit repurchase program	(1,905,304)
Balance at March 31, 2025	1,021,527,980
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

Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Number of common units repurchased	2	2
Cash paid for common units repurchased(1)	$100	$75
Average cost per unit(1)	$52.48	$40.04
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of March 31, 2025, we had $420 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On April 29, 2025, MPLX declared a cash distribution for the first quarter of 2025, totaling $976 million, or $0.9565 per common unit. This distribution will be paid on May 16, 2025 to common unitholders of record on May 9, 2025.
Quarterly distributions for 2025 and 2024 are summarized below:

(Per common unit)	2025	2024
March 31,	$0.9565	$0.8500
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the three months ended March 31, 2025 and March 31, 2024. Distributions, although earned, are not accrued until declared. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions)	2025	2024
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$976	$864
Series A preferred unit distributions	—	10
Total cash distributions declared	$976	$874
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three months ended March 31, 2025 and March 31, 2024, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units omitted from the diluted earnings per unit calculation for the three months ended March 31, 2025 and March 31, 2024 were less than 1 million.

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Net income attributable to MPLX LP(1):	$1,126	$1,005
Less: Distributions declared on Series A preferred units	—	10
Undistributed earnings allocated to participating securities	—	3
Net Income available to common unitholders	$1,126	$992
Weighted average units outstanding:
Basic	1,020	1,008
Diluted	1,020	1,008
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.10	$0.98
Diluted	$1.10	$0.98
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
The CODM evaluates the performance of our segments using Segment Adjusted EBITDA. The CODM uses adjusted EBITDA by segment results when making decisions about allocating capital and personnel as a part of the annual business plan process and ongoing monitoring of performance. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; and (vii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about our reportable segments:

	Three Months Ended March 31,
(In millions)	2025	2024
Crude Oil and Products Logistics
Service revenue	$1,162	$1,067
Rental income	219	224
Product related revenue	4	5
Sales-type lease revenue	115	121
Income from equity method investments	56	64
Other income	36	50
Total segment revenues and other income(1)	1,592	1,531
Operating expenses	528	494
Other segment items(2)	(33)	(22)
Segment Adjusted EBITDA(3)	1,097	1,059
Capital expenditures	115	84
Investments in unconsolidated affiliates(4)	—	92
Natural Gas and NGL Services
Service revenue	611	577
Rental income	56	53
Product related revenue	683	523
Sales-type lease revenue	37	34
Income from equity method investments	130	93
Other income	15	35
Total segment revenues and other income(1)	1,532	1,315
Purchased product costs	459	369
Operating expenses	445	415
Other segment items(2)	(32)	(45)
Segment Adjusted EBITDA(3)	660	576
Capital expenditures	153	126
Investments in unconsolidated affiliates(4)	$119	$27
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $177 million and $182 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $1,439 million and $1,237 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
(2)    Other segment items in the Crude Oil and Products Logistics segment include income from equity method investments, distributions and adjustments related to equity method investments, equity-based compensation and other miscellaneous items. Other segment items in the Natural Gas and NGL Services segment include income from equity method investments, distributions and adjustments related to equity method investments, unrealized derivative gain/loss and other miscellaneous items.
(3)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(4)    Investments in unconsolidated affiliates in the Crude Oil and Products Logistics segment for the three months ended March 31, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture. Investments in unconsolidated affiliates in the Natural Gas and NGL Services segment for the three months ended March 31, 2025 includes cash contributions to several joint ventures to fund current growth capital projects.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended March 31,
(In millions)	2025	2024
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$1,097	$1,059
Natural Gas and NGL Services Segment Adjusted EBITDA	660	576
Total reportable segments	1,757	1,635
Depreciation and amortization(1)	(326)	(317)
Net interest and other financial costs	(229)	(235)
Income from equity method investments	186	157
Distributions/adjustments related to equity method investments	(227)	(200)
Adjusted EBITDA attributable to noncontrolling interests	11	11
Other(2)	(36)	(36)
Net income	$1,136	$1,015
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $133 million and $130 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $193 million and $187 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	March 31, 2025			December 31, 2024
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Crude Oil and Products Logistics	$13,370	$4,665	$8,705	$13,189	$4,542	$8,647
Natural Gas and NGL Services	15,303	4,861	10,442	15,215	4,708	10,507
Total	$28,673	$9,526	$19,147	$28,404	$9,250	$19,154
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by fair value hierarchy level.

	March 31, 2025		December 31, 2024
(In millions)	Asset	Liability	Asset	Liability
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	$—	$9	$—	$10
Other noncurrent assets / Other long-term liabilities	—	53	—	48
Total carrying value in Consolidated Balance Sheets	$—	$62	$—	$58
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.71 to $1.53 per gallon with a weighted average of $0.86 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.

Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2025	2024
Beginning balance	$(58)	$(61)
Unrealized and realized (loss)/gain included in Net Income(1)	(7)	(12)
Settlements	3	4
Ending balance	$(62)	$(69)

The amount of total loss for the period included in earnings attributable to the change in unrealized (loss)/gain relating to liabilities still held at end of period	$(7)	$(11)
(1)    (Loss)/gain on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures for the three months ended March 31, 2025 and March 31, 2024 relate to acquisitions as discussed in Note 3.
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
The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	March 31, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$21,120	$22,553	$19,574	$21,068
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
11. Derivatives
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 10. As of March 31, 2025 and December 31, 2024, the estimated fair value of this contract was a liability of $62 million and $58 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of March 31, 2025 and December 31, 2024, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

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

	Three Months Ended March 31,
(In millions)	2025	2024
Purchased product costs
Realized loss	$(3)	$(4)
Unrealized loss	(4)	(8)
Total derivative loss included in Net income	$(7)	$(12)
12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2025	December 31, 2024
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	22,658	21,158
Consolidated subsidiaries:
MarkWest	11	11
ANDX	31	31
Finance lease obligations	8	6
Total	22,708	21,206
Unamortized debt issuance costs	(143)	(126)
Unamortized discount	(147)	(132)
Amounts due within one year	(2,697)	(1,693)
Total long-term debt due after one year	$19,721	$19,255
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
There was no activity on the MPLX Credit Agreement during the three months ended March 31, 2025 or March 31, 2024.
Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2025 and 2058 with interest rates ranging from 1.750 percent to 5.950 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.
On February 18, 2025, MPLX repaid all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $1.0 billion aggregate principal amount of 5.400 percent senior notes due 2035 (the “2035 Senior Notes”) and $1.0 billion aggregate principal amount of 5.950 percent senior notes due 2055 (the “2055 Senior Notes”) in an underwritten public offering. The 2035 Senior Notes and 2055 Senior Notes were offered at prices to the public of 99.398 percent of par and 98.331 percent of par, respectively, each with interest payable semi-annually in arrears, commencing on October 1, 2025. On April 9, 2025, MPLX used $1.2 billion of the net proceeds from the issuance of the 2035 Senior Notes and 2055 Senior Notes to redeem all of (i) MPLX’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX intends to use the remaining net proceeds for general partnership purposes.

13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Interest expense	$241	$228
Other financial costs	12	26
Interest income	(18)	(15)
Capitalized interest	(6)	(4)
Net interest and other financial costs	$229	$235
14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$103	$604	$707
Service revenue - related parties	1,059	7	1,066
Service revenue - product related	—	99	99
Product sales	1	512	513
Product sales - related parties	3	72	75
Total revenues from contracts with customers	$1,166	$1,294	2,460
Non-ASC 606 revenue(1)			664
Total revenues and other income			$3,124

	Three Months Ended March 31, 2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$85	$573	$658
Service revenue - related parties	982	4	986
Service revenue - product related	—	95	95
Product sales	2	368	370
Product sales - related parties	3	60	63
Total revenues from contracts with customers	$1,072	$1,100	2,172
Non-ASC 606 revenue(1)			674
Total revenues and other income			$2,846
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

Under certain of our contracts, we receive payments in advance of satisfying our performance obligations, which are recorded as contract liabilities. Contract liabilities, which are presented as Deferred revenue and Long-term deferred revenue, typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. Related to minimum volume commitments, breakage is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.
The tables below reflect the changes in ASC 606 contract balances for the three months ended March 31, 2025 and March 31, 2024:

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2025
Contract assets	$2	$1	$—	$3
Deferred revenue	84	5	(18)	71
Deferred revenue - related parties	71	21	(22)	70
Long-term deferred revenue	315	—	—	315
Long-term deferred revenue - related parties	$44	$(3)	$—	$41

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2024
Contract assets	$3	$(1)	$—	$2
Long-term contract assets	1	—	—	1
Deferred revenue	59	19	(12)	66
Deferred revenue - related parties	47	27	(20)	54
Long-term deferred revenue	344	2	—	346
Long-term deferred revenue - related parties	$29	$—	$—	$29
(1)    No significant revenue was recognized related to past performance obligations in the current periods.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2025	$1.7
2026	2.0
2027	1.8
2028	0.6
2029	0.2
2030 and thereafter	0.5
Total estimated revenue on remaining performance obligations	$6.8
As of March 31, 2025, unsatisfied performance obligations included in the Consolidated Balance Sheets are $497 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 19 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

15. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$277	$278
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	17	19
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to lease receivable	44	25
Contribution of assets(1)	115	—
ROU assets obtained in exchange for new operating lease obligations	19	34
ROU assets obtained in exchange for new finance lease obligations	$3	$—
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2025	2024
Additions to property, plant and equipment	$267	$255
Increase/(Decrease) in capital accruals	1	(45)
Total capital expenditures	$268	$210
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
Accrued liabilities for remediation totaled $16 million at March 31, 2025 and $15 million at December 31, 2024. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
BANGL, LLC
MPLX’s maximum exposure to loss for BANGL, LLC includes a $40 million payment guaranty of an unsecured bank term loan for which BANGL, LLC is the borrower and obligor.
Other guarantees
MPLX’s maximum exposure to loss for WPC Parent, LLC includes an $82 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2025, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
Disclosures Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “focus,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
Forward-looking statements include, among other things, statements regarding:
•future financial and operating results;
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas emissions and intensity, biodiversity, inclusion and ESG reporting;
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
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewable diesel and other renewable fuels or taxation;
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
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and Ukraine, tariffs, inflation, or rising interest rates;
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
•the imposition of windfall profit taxes, maximum margin penalties, minimum inventory requirements or refinery maintenance and turnaround supply plans on companies operating in the energy industry in California or other jurisdictions; and
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG goals and targets within the expected timeframe, if at all.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
MPLX Overview
We are a diversified, large-cap master limited partnership formed by MPC in 2012 that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. The business consists of two segments based on the product-based value chain each supports: Crude Oil and Products Logistics and Natural Gas and NGL Services.
Our Crude Oil and Products Logistics segment gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products. Additionally, the segment markets refined products. The profitability of pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our terminal operations primarily depends on the throughput volumes at our terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels, the throughput at our terminals and refining logistics assets serve MPC and our fuels distribution services are used solely by MPC. We have various long-term, fee-based commercial agreements related to services provided to MPC. Under these agreements, we receive various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.
Our Natural Gas and NGL Services segment gathers, processes and transports natural gas and transports, fractionates, stores and markets NGLs. NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Natural Gas and NGL Services segment profitability is affected by prevailing commodity prices primarily as a result of processing at our own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.
Significant Financial and Other Highlights
Significant financial highlights for the three months ended March 31, 2025 and March 31, 2024 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Entered into a definitive agreement in February 2025 to acquire the remaining 55 percent interest in BANGL, LLC for $715 million, plus an additional earnout provision of up to $275 million. The earnout provision requires annual calculations and payments based on targeted EBITDA growth from 2026 to 2029 up to the maximum amount of $275 million. The transaction is expected to close in July 2025, and is subject to customary closing conditions.
•Expanded our crude oil value chain by acquiring gathering businesses from Whiptail Midstream, LLC for $237 million. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region, and enhance our strategic relationship with MPC.
•Entered into an agreement to increase our stake in the joint venture that owns and operates the Matterhorn Express pipeline by 5 percent for $151 million, bringing our total interest to 10 percent. The pipeline is designed to transport up to 2.5 billion cubic feet per day of natural gas from the Permian basin to the Katy area near Houston. The transaction is expected to close in the second quarter of 2025, subject to the satisfaction of closing conditions.
•Issued $2.0 billion aggregate principal amount of unsecured senior notes in March 2025, consisting of $1.0 billion of 5.400 percent senior notes due 2035 and $1.0 billion of 5.950 percent senior notes due 2055.
•Returned $1,078 million of capital to unitholders in the three months ended March 31, 2025, via distributions and unit repurchases.
•Announced a first quarter 2025 distribution of $0.9565 per common unit.
Current Economic Environment
Despite the current volatility in the commodity markets, we continue to see robust production across our key operating regions. The basins in which we operate have some of the lowest break-even prices in the U.S., offering economically advantaged development opportunities. The U.S. refining industry is expected to remain structurally advantaged over the rest of the world. Grid electrification, onshoring, near-shoring, and data center development are driving natural gas demand growth forecasts through the end of the decade. In the Marcellus and Utica basins, producer activity remains robust, and as demand increases for natural gas-powered electricity, we are well positioned to support the development plans of our producer customers. MPLX is largely insulated against temporary volatility, due to our business model structured around long-term take-or-pay, fee-based contracts.
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

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Revenues and other income:
Service revenue	$1,773	$1,644	$129
Rental income	275	277	(2)
Product related revenue	687	528	159
Sales-type lease revenue	152	155	(3)
Income from equity method investments	186	157	29
Other income	51	85	(34)
Total revenues and other income	3,124	2,846	278
Costs and expenses:
Cost of revenues (excludes items below)	389	371	18
Purchased product costs	459	369	90
Rental cost of sales	23	23	—
Purchases - related parties	416	372	44
Depreciation and amortization	326	317	9
General and administrative expenses	112	109	3
Other taxes	33	34	(1)
Total costs and expenses	1,758	1,595	163
Income from operations	1,366	1,251	115
Net interest and other financial costs	229	235	(6)
Income before income taxes	1,137	1,016	121
Provision for income taxes	1	1	—
Net income	1,136	1,015	121
Less: Net income attributable to noncontrolling interests	10	10	—
Net income attributable to MPLX LP	1,126	1,005	121

Adjusted EBITDA attributable to MPLX LP(1)	1,757	1,635	122
DCF attributable to MPLX(1)	$1,486	$1,370	$116
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2025	2024
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$1,136	$1,015
Provision for income taxes	1	1
Net interest and other financial costs	229	235
Income from operations	1,366	1,251
Depreciation and amortization	326	317
Income from equity method investments	(186)	(157)
Distributions/adjustments related to equity method investments	227	200
Other(1)	35	35
Adjusted EBITDA	1,768	1,646
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)
Adjusted EBITDA attributable to MPLX LP	1,757	1,635
Deferred revenue impacts	(18)	13
Sales-type lease payments, net of income	13	5
Adjusted net interest and other financial costs(2)	(219)	(222)
Maintenance capital expenditures, net of reimbursements	(35)	(35)
Equity method investment maintenance capital expenditures paid out	(5)	(4)
Other	(7)	(22)
DCF attributable to MPLX LP	1,486	1,370
Preferred unit distributions	—	(10)
DCF attributable to LP unitholders	$1,486	$1,360
(1)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(2)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended March 31,
(In millions)	2025	2024
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,246	$1,291
Changes in working capital items	230	71
All other, net	2	(6)
Adjusted net interest and other financial costs(1)	219	222
Other adjustments to equity method investment distributions	39	20
Other	32	48
Adjusted EBITDA	1,768	1,646
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)
Adjusted EBITDA attributable to MPLX LP	1,757	1,635
Deferred revenue impacts	(18)	13
Sales-type lease payments, net of income	13	5
Adjusted net interest and other financial costs(1)	(219)	(222)
Maintenance capital expenditures, net of reimbursements	(35)	(35)
Equity method investment maintenance capital expenditures paid out	(5)	(4)
Other	(7)	(22)
DCF attributable to MPLX LP	1,486	1,370
Preferred unit distributions	—	(10)
DCF attributable to LP unitholders	$1,486	$1,360
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Net income attributable to MPLX increased $121 million in the first quarter of 2025 compared to the same period of 2024.
Total revenues and other income increased $278 million in the first quarter of 2025 compared to the same period of 2024 primarily due to:
•Increased Service revenue of $129 million primarily due to $57 million of higher pipeline throughput, $24 million of crude oil and products logistics tariff and other fee escalations and $12 million due to higher natural gas and NGL volumes and throughput fee rates. Other increases in the first quarter of 2025 include $14 million of incremental revenues related to the acquisition of gathering assets in the Utica basin in the first quarter of 2024, $8 million due to changes in presentation of rental income and service revenue as a result of lease contract modifications and a $7 million non-recurring benefit associated with a customer agreement.
•Increased Product related revenue of $159 million primarily due to higher NGL sales volumes in the Southwest and Marcellus of $91 million, higher NGL prices in the Southwest and Marcellus of $42 million and a $27 million non-recurring benefit associated with a customer agreement.
•Increased Income from equity method investments of $29 million primarily driven by a $25 million gain in the 2025 period related to the formation of a new joint venture, Texas City Logistics LLC, in addition to a $6 million benefit from the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin that was completed in the first quarter of 2024 (the “Utica Midstream Acquisition”). See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Decreased Other income of $34 million primarily due to a $20 million gain related to the Utica Midstream Acquisition and higher insurance proceeds of $18 million received in the first three months of 2024.
Total costs and expenses increased by $163 million in the first quarter of 2025 compared to the same period of 2024 primarily due to:
•Increased Cost of revenues of $18 million partially due to $11 million of higher project-related spending within our Crude Oil and Products Logistics segment and $7 million related to higher volumes within the Natural Gas and NGL Services segment attributable to costs that are largely offset in revenues.
•Increased Purchased product costs of $90 million primarily due to higher Southwest NGL volumes of $61 million and higher Southwest NGL prices of $36 million, partially offset by a decrease in the fair value of an embedded derivative in a natural gas purchase commitment.
•Increased Purchases-related parties of $44 million due to $29 million of increased costs from MPC, primarily higher employee costs, and $11 million of higher related party transportation costs.
Segment Results
In the fourth quarter of 2024, we renamed and modified the composition of our segments to better reflect the product-based value chains and growth strategy of MPLX’s operations. Certain prior period segment information has been recast for comparability.
We classify our business in the following reportable segments: Crude Oil and Products Logistics and Natural Gas and NGL Services. We evaluate the performance of our segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; and (vii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
The tables below present additional financial information about our reported segments for the three months ended March 31, 2025 and March 31, 2024.

Crude Oil and Products Logistics Segment
First Quarter Crude Oil and Products Logistics Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Total segment revenues and other income	$1,592	$1,531	$61
Segment Adjusted EBITDA	1,097	1,059	38
Capital expenditures	115	84	31
Investments in unconsolidated affiliates(1)	$—	$92	$(92)
(1)    The three months ended March 31, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects to fund our share of a debt repayment by the joint venture.
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Total segment revenues and other income increased $61 million in the first quarter of 2025 compared to the same period of 2024. This was primarily driven by $57 million of increased pipeline throughput and $24 million of rate escalations, partially offset by lower insurance proceeds of $18 million. Income from equity method investments decreased $8 million in the first quarter of 2025 compared to the same period of 2024, primarily driven by lower throughputs at certain equity method investments. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $38 million in the first quarter of 2025 compared to the same period of 2024. The increase was driven by $57 million of higher pipeline throughput and $24 million of rate escalations. These increases were partially offset by higher operating costs of $18 million, including employee costs, costs from MPC and increased energy costs as a result of higher throughputs, as well as higher project related spending of $11 million. Additionally, the first quarter of 2025 reflects $18 million of lower insurance proceeds as compared to the first quarter of 2024.

Crude Oil and Products Logistics Operating Data

	Three Months Ended March 31,
	2025	2024
Crude Oil and Products Logistics
Pipeline throughput (mbpd)
Crude oil pipelines	3,908	3,462
Product pipelines	2,020	1,831
Total pipelines	5,928	5,293

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.03	$1.03
Product pipelines	1.11	1.00
Total pipelines	$1.06	$1.02

Terminal throughput (mbpd)	3,095	2,930

Marine Assets (number in operation)(2)
Barges	319	313
Towboats	29	29
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

Natural Gas and NGL Services Segment
First Quarter Natural Gas and NGL Services Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Total segment revenues and other income	$1,532	$1,315	$217
Segment Adjusted EBITDA	660	576	84
Capital expenditures	153	126	27
Investments in unconsolidated affiliates	$119	$27	$92
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Total segment revenues and other income increased $217 million in the first quarter of 2025 compared to the same period of 2024. In the first quarter of 2025, higher NGL sales volumes in the Southwest and Marcellus of $91 million combined with higher NGL prices in the Southwest and Marcellus of $42 million. Revenues in the 2025 period also benefited from $12 million of higher volumes and higher throughput fee rates in the Southwest, $14 million of incremental revenues from the Utica Midstream Acquisition that was completed in the first quarter of 2024 and a $34 million non-recurring benefit associated with a customer agreement.
Additional impacts from equity method investments included a $25 million gain in the first quarter of 2025 related to the formation of a new joint venture, Texas City Logistics LLC, in addition to a $6 million benefit from the Utica Midstream Acquisition that was completed in the first quarter of 2024. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $84 million in the first quarter of 2025 compared to the same period of 2024. This increase is primarily due to a $37 million non-recurring benefit associated with a customer agreement, higher distributions and adjustments from equity method investments of $15 million, higher volumes of $12 million in the Southwest, and higher throughput fee rates.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,500	1,493	1,500	1,493
Utica Operations	268	—	2,438	2,286
Southwest Operations	1,785	1,601	1,785	1,601
Bakken Operations	175	183	175	183
Rockies Operations	548	562	618	663
Total gathering throughput	4,276	3,839	6,516	6,226

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,325	4,325	5,975	5,926
Utica Operations	—	—	965	777
Southwest Operations	1,879	1,629	1,879	1,629
Southern Appalachia Operations	188	221	188	221
Bakken Operations	174	183	174	183
Rockies Operations	600	635	600	635
Total natural gas processed	7,166	6,993	9,781	9,371

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	566	553	566	553
Utica Operations(3)	—	—	64	44
Southern Appalachia Operations	10	11	10	11
Bakken Operations	15	19	15	19
Rockies Operations	5	5	5	5
Total C2 + NGLs fractionated(4)	596	588	660	632
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
(4)    Purity ethane makes up approximately 271 mbpd and 255 mbpd of MPLX LP consolidated total fractionated products for the three months ended March 31, 2025 and March 31, 2024, respectively. Purity ethane makes up approximately 294 mbpd and 264 mbpd of MPLX LP Operated total fractionated products for the three months ended March 31, 2025 and March 31, 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$3.87	$2.09
C2 + NGL Pricing ($ per gallon)(1)	$0.93	$0.89
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
Supplemental Information on Equity Method Investments
The following table presents MPLX’s income (loss) from equity method investments for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(In millions)	2025	2024
Income (loss) from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$12	$14
LOOP LLC	—	3
MarEn Bakken Company LLC	22	24
Other	22	23
Total Crude Oil and Products Logistics	56	64
Natural Gas and NGL Services
BANGL, LLC	(2)	4
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	21	18
MarkWest Utica EMG, L.L.C.	29	20
Ohio Gathering Company L.L.C.	8	—
Sherwood Midstream LLC	27	27
WPC Parent, LLC(1)	20	22
Other	27	2
Total Natural Gas and NGL Services	130	93
Total	$186	$157
(1)    In May 2024, MPLX completed the strategic transaction combining the Whistler and Rio Bravo natural gas assets (the “Whistler Joint Venture Transaction”), which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment income of our interest in Whistler Pipeline, LLC, prior to the transaction date, and results of the equity method investment income of our ownership in WPC Parent, LLC, subsequent to the transaction date.

The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(In millions)	2025	2024
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$6	$6
LOOP LLC	13	4
MarEn Bakken Company LLC	28	29
Other	25	34
Total Crude Oil and Products Logistics	72	73
Natural Gas and NGL Services
BANGL, LLC	16	—
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	17	18
MarkWest Utica EMG, L.L.C.	37	29
Ohio Gathering Company L.L.C.	14	—
Sherwood Midstream LLC	30	31
WPC Parent, LLC(1)	32	39
Other	9	10
Total Natural Gas and NGL Services	155	127
Total	$227	$200
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
Seasonality
The volume of crude oil and refined products transported and stored utilizing our assets is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. The majority of effects of seasonality on the Crude Oil and Products Logistics segment’s revenues are mitigated through the use of capacity-based agreements and minimum volume commitments.
In our Natural Gas and NGL Services segment, we experience minimal impacts from seasonal fluctuations, which impact the demand for natural gas and NGLs and the related commodity prices caused by various factors including variations in weather patterns from year to year. Overall, our exposure to the seasonality fluctuations is limited due to the nature of our fee-based business.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $2,534 million at March 31, 2025 and $1,519 million at December 31, 2024. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by (used in):
Operating activities	$1,246	$1,291
Investing activities	(601)	(996)
Financing activities	370	(958)
Total	$1,015	$(663)
Net cash provided by operating activities decreased $45 million in the first three months of 2025 compared to the same period of 2024, primarily due to a $159 million higher build in working capital, partially offset by improved results from operations during the first three months of 2025 compared to the same period of 2024.
Net cash used in investing activities decreased $395 million in the first three months of 2025 compared to the same period of 2024, primarily due to lower cash used for acquisitions in the first three months of 2025 compared to the same period of 2024. The decrease also reflects $21 million of cash received as a return of capital from a joint venture during the first three months of 2025.
Financing activities were a $370 million net source of cash in the first three months of 2025 compared a $958 million net use of cash in the same period of 2024. The source of cash was driven by proceeds from the issuance of $2.0 billion aggregate principal amount of senior notes during the first three months of 2025. The proceeds from the senior notes issuance were offset by the repayment of $500 million aggregate principal amount of senior notes, higher unit repurchases of $25 million, and higher distributions paid to unitholders of $102 million during the first three months of 2025 compared to the same period of 2024 as a result of the 12.5 percent increase in our base distribution effective for the third quarter of 2024.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities(1)	$1,246	$1,291
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(601)	(996)
Contributions from MPC	7	10
Distributions to noncontrolling interests	(11)	(11)
Adjusted FCF	641	294
Distributions paid to common and preferred unitholders	(978)	(876)
Adjusted FCF after distributions	$(337)	$(582)
(1)    The three months ended March 31, 2025 and March 31, 2024 include working capital builds of $230 million and $71 million, respectively.
(2)    The three months ended March 31, 2025 and March 31, 2024 include acquisitions of $237 million and $622 million, respectively.
Debt and Liquidity Overview
On February 18, 2025, MPLX repaid all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.

On March 10, 2025, MPLX issued $1.0 billion aggregate principal amount of 5.400 percent senior notes due 2035 (the “2035 Senior Notes”) and $1.0 billion aggregate principal amount of 5.950 percent senior notes due 2055 (the “2055 Senior Notes”) in an underwritten public offering. The 2035 Senior Notes and 2055 Senior Notes were offered at prices to the public of 99.398 percent of par and 98.331 percent of par, respectively, each with interest payable semi-annually in arrears, commencing on October 1, 2025. On April 9, 2025, MPLX used $1.2 billion of the net proceeds from the issuance of the 2035 Senior Notes and 2055 Senior Notes to redeem all of (i) MPLX’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX intends to use the remaining net proceeds for general partnership purposes.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2025, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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
The agreements governing our debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments solely in the event that our credit ratings are downgraded. However, any downgrades in the credit ratings of our senior unsecured debt ratings to below investment grade ratings could, among other things, increase the applicable interest rates and other fees payable under MPLX’s credit agreement (the “MPLX Credit Agreement”) and may limit our ability to obtain future financing, including refinancing existing indebtedness.
Our liquidity totaled $6.0 billion at March 31, 2025 consisting of:

	March 31, 2025
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			2,534
Total liquidity			$6,034
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facilities and access to capital markets. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term funding requirements, including working capital requirements, capital expenditure requirements, contractual obligations, and quarterly cash distributions. Our material future obligations include interest on debt, payments of debt principal, purchase obligations including contracts to acquire property, plant and equipment, and our operating leases and service agreements. We may also, from time to time, repurchase our senior notes in the open market, in tender offers, in privately negotiated transactions or otherwise in such volumes, at market prices and upon such other terms as we deem appropriate and execute unit repurchases under our unit repurchase program.
MPC manages our cash and cash equivalents on our behalf directly with third-party institutions as part of the treasury services that it provides to us under our omnibus agreement. From time to time, we may also utilize other sources of liquidity, including the formation of joint ventures or sales of non-strategic assets.
The MPLX Credit Agreement matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of March 31, 2025, we were in compliance with such covenants.
MPLX is party to a loan agreement with MPC, which is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity.

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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Number of common units repurchased	2	2
Cash paid for common units repurchased(1)	$100	$75
Average cost per unit(1)	$52.48	$40.04
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of March 31, 2025, we had $420 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On April 29, 2025, MPLX declared a cash distribution for the first quarter of 2025, totaling $976 million, or $0.9565 per common unit. This distribution will be paid on May 16, 2025, to common unitholders of record on May 9, 2025. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total cash distributions is as follows for the three months ended March 31, 2025 and March 31, 2024. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Distribution declared:
Limited partner units - public	$357	$314
Limited partner units - MPC	619	550
Total LP distribution declared	976	864
Series A preferred units	—	10
Total distribution declared	$976	$874

Quarterly cash distributions declared per limited partner common unit	$0.9565	$0.8500

Capital Expenditures
Our operations are capital intensive, requiring investments to expand, upgrade, enhance or maintain existing operations and to meet environmental and operational regulations. Our capital requirements consist of growth capital expenditures and maintenance capital expenditures. Growth capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity for volumes gathered, processed, transported or fractionated or decrease operating expenses within our facilities or increase income from operations over the long term. Examples of growth capital expenditures include costs to develop or acquire additional pipeline, terminal, processing or storage capacity. In general, growth capital includes costs that are expected to generate additional or new cash flow for MPLX. In contrast, maintenance capital expenditures are expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred to maintain existing system volumes and related cash flows.
MPLX’s initial capital investment plan for 2025 is $2.0 billion, net of reimbursements and excluding acquisitions and capitalized interest. The initial capital investment plan includes growth capital of $1.7 billion and maintenance capital of $300 million. Growth capital expenditures and investments in affiliates during the three months ended March 31, 2025, were primarily for expanding our Permian to Gulf Coast integrated value chain, gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.
Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2025	2024
Capital expenditures:
Growth capital expenditures	$220	$165
Growth capital reimbursements	(27)	(21)
Investments in unconsolidated affiliates(1)	119	119
Capitalized interest	(5)	(4)
Total growth capital expenditures(2)	307	259
Maintenance capital expenditures	48	45
Maintenance capital reimbursements	(13)	(10)
Capitalized interest	(1)	—
Total maintenance capital expenditures	34	35

Total growth and maintenance capital expenditures	341	294
Investments in unconsolidated affiliates(1)	(119)	(119)
Growth and maintenance capital reimbursements(3)	40	31
(Increase)/Decrease in capital accruals	(1)	45
Capitalized interest	6	4
Additions to property, plant and equipment(1)	$267	$255
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)    Total growth capital expenditures for the three months ended March 31, 2025 and March 31, 2024, exclude acquisitions of $237 million and $622 million, respectively.
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

	MPLX Ownership	Three Months Ended March 31,
(In millions, except ownership percentages)		2025	2024
BANGL, LLC	45%	$27	$38
MXP Parent, LLC(1)	5%	2	16
WPC Parent, LLC(2)	30%	—	10
All other		4	35
Total		$33	$99
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership interest in the Blackcomb Pipeline.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At March 31, 2025, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $1.6 billion. See Note 16 to the accompanying unaudited consolidated financial statements for more information on MPLX’s guarantees of our joint venture entities’ obligations.
Cash Commitments
As of March 31, 2025, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2025, our debt obligations increased by $1.5 billion due to the issuance of senior notes and the repayment of senior notes, described in Liquidity and Capital Resources - Debt and Liquidity Overview. Additionally, in February 2025, MPLX entered into a definitive agreement to acquire the remaining 55 percent interest in BANGL, LLC, described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Financial and Other Highlights. There were no other material changes to our cash commitments outside the ordinary course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to guarantees that are described in Note 16 of the unaudited consolidated financial statements and indemnities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.
Transactions with Related Parties
As of March 31, 2025, MPC owned our general partner and an approximate 63 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended March 31,
	2025	2024
Total revenues and other income	47%	49%
Total costs and expenses	26%	27%
For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 5 to the unaudited consolidated financial statements.
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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. There have been no material changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2024.
Tax Matters
Our U.S. federal income tax returns for the years 2019 through 2022 are currently under examination by the Internal Revenue Service.
Critical Accounting Estimates
As of March 31, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2025, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three months ended March 31, 2025 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

(In millions)	Fair Value as of March 31, 2025(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2025(3)
Outstanding debt
Fixed-rate	$21,120	$1,682	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2025.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2025.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of March 31, 2025.
At March 31, 2025, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2025, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
1/1/2025-1/31/2025	542,829	$50.11	542,829	$493
2/1/2025-2/28/2025	516,901	53.39	516,901	465
3/1/2025-3/31/2025	845,574	53.46	845,574	$420
Total	1,905,304	$52.48	1,905,304
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
Item 5. Other Information
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of MPLX LP	S-1	3.1	7/2/2012	333-182500
3.2	Amendment to the Certificate of Limited Partnership of MPLX LP	S-1/A	3.2	10/9/2012	333-182500
3.3	Sixth Amended and Restated Agreement of Limited Partnership of MPLX LP, dated as of February 1, 2021	8-K	3.1	2/3/2021	001-35714
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The
Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.1	Form of 2025 MPLX Phantom Unit Award Agreement					X
10.2	Michael J. Hennigan Form of 2025 MPLX Phantom Unit Award Agreement					X
10.3	Third Amendment to the Amended and Restated Transportation Services Agreement, dated January 1, 2025, between Hardin Street Marine LLC and Marathon Petroleum Company LP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 6, 2025	By:	/s/ Rebecca L. Iten
Rebecca L. Iten
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)