Form 10-Q
period 2025-06-30
MPLX LP
filed 2025-08-05
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

MPLX LP had 1,019,065,904 common units outstanding as of July 31, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Revenues and other income:
Service revenue	$696	$683	$1,403	$1,341
Service revenue - related parties	1,093	1,050	2,159	2,036
Service revenue - product related	70	84	169	179
Rental income	64	64	128	124
Rental income - related parties	216	211	427	428
Product sales	472	388	985	758
Product sales - related parties	25	50	100	113
Sales-type lease revenue	36	34	73	68
Sales-type lease revenue - related parties	116	120	231	241
Income from equity method investments	170	325	356	482
Other income	5	6	15	51
Other income - related parties	40	37	81	77
Total revenues and other income	3,003	3,052	6,127	5,898
Costs and expenses:
Cost of revenues (excludes items below)	369	384	758	755
Purchased product costs	432	376	891	745
Rental cost of sales	20	20	39	39
Rental cost of sales - related parties	4	5	8	9
Purchases - related parties	422	388	838	760
Depreciation and amortization	324	320	650	637
General and administrative expenses	107	107	219	216
Other taxes	32	33	65	67
Total costs and expenses	1,710	1,633	3,468	3,228
Income from operations	1,293	1,419	2,659	2,670
Net interest and other financial costs	234	231	463	466
Income before income taxes	1,059	1,188	2,196	2,204
Provision for income taxes	1	2	2	3
Net income	1,058	1,186	2,194	2,201
Less: Net income attributable to noncontrolling interests	10	10	20	20
Net income attributable to MPLX LP	1,048	1,176	2,174	2,181
Less: Series A preferred unitholders’ interest in net income	—	5	—	15
Limited partners' interest in net income attributable to MPLX LP	$1,048	$1,171	$2,174	$2,166

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.03	$1.15	$2.13	$2.13
Common - diluted	$1.03	$1.15	$2.13	$2.13
Weighted average limited partner units outstanding:
Common - basic	1,020	1,019	1,020	1,013
Common - diluted	1,021	1,020	1,020	1,014
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$1,058	$1,186	$2,194	$2,201
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	8	1
Comprehensive income	1,058	1,186	2,202	2,202
Less comprehensive income attributable to:
Noncontrolling interests	10	10	20	20
Comprehensive income attributable to MPLX LP	$1,048	$1,176	$2,182	$2,182
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,386	$1,519
Receivables, less allowance for expected credit loss	736	718
Current assets - related parties	826	830
Inventories	192	180
Other current assets	33	29
Total current assets	3,173	3,276
Equity method investments	5,024	4,531
Property, plant and equipment, net	19,191	19,154
Intangibles, net	497	518
Goodwill	7,645	7,645
Right of use assets, net	275	273
Noncurrent assets - related parties	1,021	1,120
Other noncurrent assets	1,015	994
Total assets	37,841	37,511

Liabilities
Accounts payable	149	147
Accrued liabilities	262	295
Current liabilities - related parties	399	396
Accrued property, plant and equipment	253	208
Long-term debt due within one year	1,500	1,693
Accrued interest payable	267	244
Operating lease liabilities	47	45
Other current liabilities	192	207
Total current liabilities	3,069	3,235
Long-term deferred revenue	308	317
Long-term liabilities - related parties	330	334
Long-term debt	19,725	19,255
Deferred income taxes	18	18
Long-term operating lease liabilities	218	217
Other long-term liabilities	124	125
Total liabilities	23,792	23,501
Commitments and contingencies (see Note 16)
Series A preferred units (0 million and 6 million units outstanding)	—	203

Equity
Common unitholders - public (373 million and 370 million units outstanding)	9,402	9,322
Common unitholders - MPC (647 million and 647 million units outstanding)	4,413	4,257
Accumulated other comprehensive income (loss)	5	(3)
Total MPLX LP partners’ capital	13,820	13,576
Noncontrolling interests	229	231
Total equity	14,049	13,807
Total liabilities, preferred units and equity	$37,841	$37,511
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Operating activities:
Net income	$2,194	$2,201
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	16	27
Depreciation and amortization	650	637
Deferred income taxes	(1)	—
Gain on equity method investments	—	(20)
Loss/(gain) on disposal of assets	—	1
Income from equity method investments	(356)	(482)
Distributions from unconsolidated affiliates	395	377
Change in fair value of derivatives	(3)	10
Changes in:
Current receivables	32	117
Inventories	(12)	(9)
Current liabilities and other current assets	(5)	(55)
Assets and liabilities - related parties	100	29
Right of use assets and operating lease liabilities	1	—
Deferred revenue	(33)	13
All other, net	4	10
Net cash provided by operating activities	2,982	2,856
Investing activities:
Additions to property, plant and equipment	(568)	(468)
Acquisitions, net of cash acquired	(237)	(622)
Disposal of assets	1	—
Investments - acquisitions and contributions	(467)	(154)
Investments - redemptions, repayments, return of capital and sales proceeds	60	134
All other, net	8	—
Net cash used in investing activities	(1,203)	(1,110)
Financing activities:
Long-term debt borrowings	1,978	1,630
Long-term debt repayments	(1,702)	(1)
Debt issuance costs	(20)	(14)
Unit repurchases	(200)	(150)
Distributions to noncontrolling interests	(22)	(22)
Distributions to Series A preferred unitholders	(6)	(33)
Distributions to LP unitholders	(1,948)	(1,717)
Contributions from MPC	14	18
All other, net	(6)	(4)
Net cash used in financing activities	(1,912)	(293)
Net change in cash, cash equivalents and restricted cash	(133)	1,453
Cash, cash equivalents and restricted cash at beginning of period	1,519	1,048
Cash, cash equivalents and restricted cash at end of period	$1,386	$2,501
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2024	$9,322	$4,257	$(3)	$231	$13,807	$203
Net income	410	716	—	10	1,136	—
Unit repurchases	(100)	—	—	—	(100)	—
Conversion of Series A preferred units	197	—	—	—	197	(197)
Distributions	(353)	(619)	—	(11)	(983)	(6)
Contributions	—	7	—	—	7	—
Other	(4)	—	8	—	4	—
Balance at March 31, 2025	$9,472	$4,361	$5	$230	$14,068	$—
Net income	384	664	—	10	1,058	—
Unit repurchases	(100)	—	—	—	(100)	—
Distributions	(357)	(619)	—	(11)	(987)	—
Contributions	—	7	—	—	7	—
Other	3	—	—	—	3	—
Balance at June 30, 2025	$9,402	$4,413	$5	$229	$14,049	$—

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2023	$8,700	$3,758	$(4)	$235	$12,689	$895
Net income	355	640	—	10	1,005	10
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	321	—	—	—	321	(321)
Distributions	(303)	(550)	—	(11)	(864)	(23)
Contributions	—	10	—	—	10	—
Other	(1)	—	1	—	—	—
Balance at March 31, 2024	$8,997	$3,858	$(3)	$234	$13,086	$561
Net income	425	746	—	10	1,181	5
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	354	—	—	—	354	(354)
Distributions	(314)	(550)	—	(11)	(875)	(10)
Contributions	—	8	—	—	8	—
Other	5	—	—	—	5	—
Balance at June 30, 2024	$9,392	$4,062	$(3)	$233	$13,684	$202
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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

3. Acquisitions and Other Transactions
Matterhorn Express Pipeline Acquisition
On June 16, 2025, MPLX purchased an additional five percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline for $151 million, bringing our total interest to 10 percent. The pipeline is designed to transport natural gas from the Permian basin to the Katy area near Houston. The purchase price of the additional five percent ownership interest in the joint venture exceeded the amount of the claim to the underlying net assets of the joint venture by approximately $124 million, with $63 million of this difference attributed to property, plant and equipment and $61 million attributed to customer-related intangibles. The amounts attributed to property, plant and equipment and customer-related intangibles will be amortized to net income over the remaining useful lives of the assets and the weighted-average remaining term of the customer contracts, respectively. Our investment in the joint venture that owns and operates the Matterhorn Express pipeline continues to be accounted for as an equity method investment within our Natural Gas and NGL Services segment.
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $237 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region, and enhance our strategic relationship with MPC. The acquisition was accounted for as a business combination which requires all the identifiable assets acquired and liabilities assumed to be remeasured to fair value at the date of acquisition. The preliminary determination of the fair value includes $172 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of assets acquired and liabilities assumed. The final valuation will be completed no later than one year from the acquisition date. The results for the acquired business are allocated between our two segments based on the product-based value chain the underlying assets support.
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

4. Equity Method Investments
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		June 30,	June 30,	December 31,
(In millions, except ownership percentages)	VIE	2025	2025	2024
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$223	$218
LOOP LLC		41%	313	310
MarEn Bakken Company LLC(1)		25%	515	526
Other(2)	X		548	541
Total Crude Oil and Products Logistics			1,599	1,595
Natural Gas and NGL Services
BANGL, LLC		45%	282	281
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(3)	X	67%	431	329
MarkWest Utica EMG, L.L.C.	X	60%	807	742
Ohio Gathering Company L.L.C.(4)	X	34%	458	470
Sherwood Midstream LLC	X	50%	483	488
WPC Parent, LLC		30%	293	208
Other(2)	X		671	418
Total Natural Gas and NGL Services			3,425	2,936
Total			$5,024	$4,531
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
(4)    MPLX also holds a 40 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2025 and June 30, 2024. See Note 16 for information on our guarantees related to equity method investees.
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
There was no activity on the MPC Loan Agreement for the six months ended June 30, 2025 and June 30, 2024.
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2025, these sales totaled $140 million and $325 million, respectively. For the three and six months ended June 30, 2024, these sales totaled $182 million and $384 million, respectively.
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
For the three and six months ended June 30, 2025, General and administrative expenses incurred from MPC totaled $81 million and $156 million, respectively. For the three and six months ended June 30, 2024, General and administrative expenses incurred from MPC totaled $71 million and $144 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and six months ended June 30, 2025, these charges totaled $46 million and $95 million, respectively. For the three and six months ended June 30, 2024, these charges totaled $39 million and $80 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue.

(In millions)	June 30, 2025	December 31, 2024
Current assets - related parties
Receivables	$569	$620
Lease receivables	243	204
Prepaid	13	5
Other	1	1
Total	826	830
Noncurrent assets - related parties
Long-term lease receivables	551	677
Right of use assets	223	226
Unguaranteed residual asset	217	189
Long-term receivables	30	28
Total	1,021	1,120
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	285	288
Deferred revenue	113	106
Operating lease liabilities	1	2
Total	399	396
Long-term liabilities - related parties
Long-term operating lease liabilities	222	224
Long-term deferred revenue	108	110
Total	$330	$334
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of June 30, 2025 or December 31, 2024.
6. Equity
The changes in the number of common units during the six months ended June 30, 2025 are summarized below:

(In units)	Common Units
Balance at December 31, 2024	1,017,142,290
Unit-based compensation awards	124,029
Conversion of Series A preferred units	6,166,965
Units redeemed in unit repurchase program	(3,892,817)
Balance at June 30, 2025	1,019,540,467
Unit Repurchase Program
On August 2, 2022, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued or restarted at any time.

Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	4	4
Cash paid for common units repurchased(1)	$100	$75	$200	$150
Average cost per unit(1)	$50.31	$41.10	$51.38	$40.56
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of June 30, 2025, we had $320 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On July 29, 2025, MPLX declared a cash distribution for the second quarter of 2025, totaling $975 million, or $0.9565 per common unit. This distribution will be paid on August 15, 2025 to common unitholders of record on August 8, 2025.
Quarterly distributions for 2025 and 2024 are summarized below:

(Per common unit)	2025	2024
March 31,	$0.9565	$0.8500
June 30,	0.9565	0.8500
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the three and six months ended June 30, 2025 and June 30, 2024. Distributions are not accrued until declared. MPLX’s distributions are declared for the prior quarter subsequent to the quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$975	$868	$1,951	$1,732
Series A preferred unit distributions	—	5	—	15
Total cash distributions declared	$975	$873	$1,951	$1,747
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three and six months ended June 30, 2025 and June 30, 2024, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units that were anti-dilutive, and therefore omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2025 and June 30, 2024 were less than one million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Net income attributable to MPLX LP(1):	$1,048	$1,176	$2,174	$2,181
Less: Distributions declared on Series A preferred units	—	5	—	15
Undistributed earnings allocated to participating securities	—	4	1	7
Net Income available to common unitholders	$1,048	$1,167	$2,173	$2,159
Weighted average units outstanding:
Basic	1,020	1,019	1,020	1,013
Diluted	1,021	1,020	1,020	1,014
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.03	$1.15	$2.13	$2.13
Diluted	$1.03	$1.15	$2.13	$2.13
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
The CODM evaluates the performance of our segments using Segment Adjusted EBITDA. The CODM uses Segment Adjusted EBITDA results when making decisions about allocating capital and personnel as a part of the annual business plan process and ongoing monitoring of performance. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; and (vii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Crude Oil and Products Logistics
Service revenue	$1,202	$1,142	$2,364	$2,209
Rental income	224	219	443	443
Product related revenue	4	4	8	9
Sales-type lease revenue	116	120	231	241
Income from equity method investments	59	79	115	143
Other income	30	30	66	80
Total segment revenues and other income(1)	1,635	1,594	3,227	3,125
Operating expenses	532	521	1,060	1,015
Other segment items(2)	(35)	(26)	(68)	(48)
Segment Adjusted EBITDA(3)	1,138	1,099	2,235	2,158
Capital expenditures	129	103	244	187
Investments in unconsolidated affiliates(4)	—	—	—	92
Natural Gas and NGL Services
Service revenue	587	591	1,198	1,168
Rental income	56	56	112	109
Product related revenue	563	518	1,246	1,041
Sales-type lease revenue	36	34	73	68
Income from equity method investments	111	246	241	339
Other income	15	13	30	48
Total segment revenues and other income(1)	1,368	1,458	2,900	2,773
Purchased product costs	432	376	891	745
Operating expenses	422	416	867	831
Other segment items(2)	(38)	112	(70)	67
Segment Adjusted EBITDA(3)	552	554	1,212	1,130
Capital expenditures	212	106	365	232
Investments in unconsolidated affiliates(4)	$203	$35	$322	$62
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $187 million and $364 million for the three and six months ended June 30, 2025, respectively, and $195 million and $377 million for the three and six months ended June 30, 2024, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $1,326 million and $2,765 million for the three and six months ended June 30, 2025, respectively, and $1,389 million and $2,626 million for the three and six months ended June 30, 2024, respectively.
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
(4)    Investments in unconsolidated affiliates in the Crude Oil and Products Logistics segment for the six months ended June 30, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture. Investments in unconsolidated affiliates in the Natural Gas and NGL Services segment for the three and six months ended June 30, 2025 includes cash contributions to several joint ventures to fund current growth capital projects.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$1,138	$1,099	$2,235	$2,158
Natural Gas and NGL Services Segment Adjusted EBITDA	552	554	1,212	1,130
Total reportable segments	1,690	1,653	3,447	3,288
Depreciation and amortization(1)	(324)	(320)	(650)	(637)
Net interest and other financial costs	(234)	(231)	(463)	(466)
Income from equity method investments	170	325	356	482
Distributions/adjustments related to equity method investments	(229)	(218)	(456)	(418)
Adjusted EBITDA attributable to noncontrolling interests	11	11	22	22
Other(2)	(26)	(34)	(62)	(70)
Net income	$1,058	$1,186	$2,194	$2,201
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $135 million and $268 million for the three and six months ended June 30, 2025, respectively, and $131 million and $261 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $189 million and $382 million for the three and six months ended June 30, 2025, respectively, and $189 million and $376 million for the three and six months ended June 30, 2024, respectively.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	June 30, 2025			December 31, 2024
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Crude Oil and Products Logistics	$13,525	$4,789	$8,736	$13,189	$4,542	$8,647
Natural Gas and NGL Services	15,475	5,020	10,455	15,215	4,708	10,507
Total	$29,000	$9,809	$19,191	$28,404	$9,250	$19,154
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s financial instruments carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by fair value hierarchy level.

	June 30, 2025		December 31, 2024
(In millions)	Asset	Liability	Asset	Liability
Embedded derivatives in commodity contracts (Level 3)
Other current assets / Other current liabilities	$—	$8	$—	$10
Other noncurrent assets / Other long-term liabilities	—	47	—	48
Total carrying value in Consolidated Balance Sheets	$—	$55	$—	$58
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.68 to $1.27 per gallon with a weighted average of $0.81 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.

Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$(62)	$(69)	$(58)	$(61)
Unrealized and realized gain/(loss) included in Net Income(1)	4	(3)	(3)	(15)
Settlements	3	3	6	7
Ending balance	$(55)	$(69)	$(55)	$(69)

The amount of total loss for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$4	$(4)	$(2)	$(14)
(1)    Gain/(loss) on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures for the six months ended June 30, 2025 and June 30, 2024 relate to acquisitions and other transactions as discussed in Note 3.
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
The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	June 30, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$19,988	$21,358	$19,574	$21,068
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
11. Derivatives
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 10. As of June 30, 2025 and December 31, 2024, the estimated fair value of this contract was a liability of $55 million and $58 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of June 30, 2025 and December 31, 2024, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Product sales
Unrealized loss	$—	$(2)	$—	$(2)
Product sales derivative loss	—	(2)	—	(2)
Purchased product costs
Realized loss	(3)	(3)	(6)	(7)
Unrealized gain/(loss)	7	—	3	(8)
Purchased product cost derivative gain/(loss)	4	(3)	(3)	(15)
Total derivative gain/(loss) included in Net income	$4	$(5)	$(3)	$(17)
12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2025	December 31, 2024
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	21,469	21,158
Consolidated subsidiaries:
MarkWest	—	11
ANDX	31	31
Finance lease obligations	7	6
Total	21,507	21,206
Unamortized debt issuance costs	(140)	(126)
Unamortized discount	(142)	(132)
Amounts due within one year	(1,500)	(1,693)
Total long-term debt due after one year	$19,725	$19,255
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
At June 30, 2025, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under the MPLX Credit Agreement, resulting in total availability of approximately $2.0 billion.
Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2026 and 2058 with interest rates ranging from 1.750 percent to 5.950 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.
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
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest expense	$247	$238	$488	$466
Other financial costs	11	16	23	42
Interest income	(16)	(18)	(34)	(33)
Capitalized interest	(8)	(5)	(14)	(9)
Net interest and other financial costs	$234	$231	$463	$466
14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$114	$582	$696
Service revenue - related parties	1,088	5	1,093
Service revenue - product related	—	70	70
Product sales	1	471	472
Product sales - related parties	3	22	25
Total revenues from contracts with customers	$1,206	$1,150	2,356
Non-ASC 606 revenue(1)			647
Total revenues and other income			$3,003

	Three Months Ended June 30, 2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$100	$583	$683
Service revenue - related parties	1,042	8	1,050
Service revenue - product related	—	84	84
Product sales	1	387	388
Product sales - related parties	3	47	50
Total revenues from contracts with customers	$1,146	$1,109	2,255
Non-ASC 606 revenue(1)			797
Total revenues and other income			$3,052

	Six Months Ended June 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$217	$1,186	$1,403
Service revenue - related parties	2,147	12	2,159
Service revenue - product related	—	169	169
Product sales	2	983	985
Product sales - related parties	6	94	100
Total revenues from contracts with customers	$2,372	$2,444	4,816
Non-ASC 606 revenue(1)			1,311
Total revenues and other income			$6,127

	Six Months Ended June 30, 2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$185	$1,156	$1,341
Service revenue - related parties	2,024	12	2,036
Service revenue - product related	—	179	179
Product sales	3	755	758
Product sales - related parties	6	107	113
Total revenues from contracts with customers	$2,218	$2,209	4,427
Non-ASC 606 revenue(1)			1,471
Total revenues and other income			$5,898
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

The tables below reflect the changes in ASC 606 contract balances for the six months ended June 30, 2025 and June 30, 2024:

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2025
Contract assets	$2	$5	$—	$7
Deferred revenue	84	14	(38)	60
Deferred revenue - related parties	71	42	(42)	71
Long-term deferred revenue	315	(9)	—	306
Long-term deferred revenue - related parties	$44	$(4)	$—	$40

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2024
Contract assets	$3	$(1)	$(1)	$1
Long-term contract assets	1	(1)	—	—
Deferred revenue	59	42	(26)	75
Deferred revenue - related parties	47	41	(36)	52
Long-term deferred revenue	344	(3)	—	341
Long-term deferred revenue - related parties	$29	$8	$—	$37
(1)    No significant revenue was recognized related to past performance obligations in the current periods.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2025	$1.1
2026	2.0
2027	1.8
2028	0.6
2029	0.3
2030 and thereafter	0.6
Total estimated revenue on remaining performance obligations	$6.4
As of June 30, 2025, unsatisfied performance obligations included in the Consolidated Balance Sheets are $477 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 19 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

15. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$451	$446
Income taxes paid	3	2
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	32	38
Net cash provided by financing activities included:
Principal payments under finance lease obligations	1	1
Non-cash investing and financing activities:
Transfers of property, plant and equipment to lease receivable	86	61
Contribution of assets(1)	115	—
ROU assets obtained in exchange for new operating lease obligations	20	34
ROU assets obtained in exchange for new finance lease obligations	$3	$—
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2025	2024
Additions to property, plant and equipment	$568	$468
Increase/(Decrease) in capital accruals	41	(49)
Total capital expenditures	$609	$419
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
Accrued liabilities for remediation totaled $15 million at both June 30, 2025 and December 31, 2024. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
BANGL, LLC
As of June 30, 2025, MPLX’s maximum exposure to loss for BANGL, LLC (“BANGL”) included a $40 million payment guaranty of an unsecured bank term loan for which BANGL was the borrower and obligor. On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL and the payment guaranty of BANGL’s outstanding bank term loan was effectively terminated.
Other guarantees
MPLX’s maximum exposure to loss for WPC Parent, LLC includes an $82 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2025, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

17. Subsequent Events
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL that was previously held by MPLX’s joint venture partners for approximately $700 million, plus an earnout provision of up to $275 million (the “BANGL Acquisition”). The earnout provision requires annual payments based on targeted EBITDA growth from 2026 to 2029 up to the maximum amount of $275 million. As a result of the BANGL Acquisition, we now own 100 percent of BANGL and its results will be reflected in the Natural Gas and NGL Services segment within our consolidated financial results beginning in the third quarter of 2025. The BANGL Acquisition will be accounted for as a business combination, resulting in an estimated gain in excess of $400 million, which will be recognized in the third quarter of 2025 upon finalizing the initial accounting and provisional fair value measurements of BANGL’s assets and liabilities.
Subsequent to closing this transaction, on July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million of debt principal outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition.
Additional $1.0 Billion Unit Repurchase Authorization
On August 5, 2025, we announced that our board of directors approved an incremental $1.0 billion common unit repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.

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
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewable diesel and other renewable fuels or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•the success of MPC’s portfolio optimization, including the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe, if at all, and the effects of any such divestitures on our business, financial condition, results of operations and cash flows;
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

•the availability of desirable strategic alternatives to optimize portfolio assets and our ability to obtain regulatory and other approvals with respect thereto, including our ability to successfully complete the acquisition of Northwind Delaware Holdings LLC (“Northwind Midstream”);
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
Significant Financial and Other Highlights
Significant financial highlights for the three months ended June 30, 2025 and June 30, 2024 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Entered into a definitive agreement in July 2025 to acquire Northwind Midstream for $2.375 billion in cash consideration, subject to purchase price adjustments for reimbursement of capital expenses paid by Northwind Midstream from June 1, 2025 through the closing date, in addition to other customary adjustments. Northwind Midstream provides sour gas gathering, treating, and processing services in Lea County, New Mexico. The transaction, which MPLX intends to finance with debt, is expected to close in the third quarter of 2025, subject to satisfaction or waiver of customary closing conditions, including regulatory approval.
•Returned $1,076 million and $2,154 million of capital to unitholders in the three and six months ended June 30, 2025, via distributions and unit repurchases.
•Announced a second quarter 2025 distribution of $0.9565 per common unit.
•Completed the acquisition of the remaining 55 percent interest in BANGL, LLC (“BANGL”) in July 2025 for approximately $700 million (the “BANGL Acquisition”), plus an earnout provision of up to $275 million. The earnout provision requires annual payments based on targeted EBITDA growth from 2026 to 2029 up to the maximum amount of $275 million.
•On August 5, 2025, MPLX announced the board of directors approved an incremental $1.0 billion unit repurchase authorization. The authorization has no expiration date.
•Acquired an additional five percent interest in the joint venture that owns and operates the Matterhorn Express Pipeline in June 2025.
Current Economic Environment
We continue to see robust production across our key operating regions, and in the Marcellus and Utica, rig counts remain steady, and volumes remain strong. Producer consolidation further illustrates the value in the liquids-rich acreage of the Utica, where condensate development activity continues to increase. In the Permian, steady drilling activity in multiple benches, rising gas-oil ratios, and the progression of export projects will support growth opportunities for our business. More broadly, we expect natural gas demand will accelerate over the next few years to provide increased electricity generation required for data centers and overall electric grid demand. As demand for natural gas-powered electricity rises, MPLX is well positioned to support the development plans of its producer-customers. MPLX is largely insulated against temporary volatility, due to our business model structured around long-term take-or-pay, fee-based contracts.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	Variance	2025	2024	Variance
Revenues and other income:
Service revenue	$1,789	$1,733	$56	$3,562	$3,377	$185
Rental income	280	275	5	555	552	3
Product related revenue	567	522	45	1,254	1,050	204
Sales-type lease revenue	152	154	(2)	304	309	(5)
Income from equity method investments	170	325	(155)	356	482	(126)
Other income	45	43	2	96	128	(32)
Total revenues and other income	3,003	3,052	(49)	6,127	5,898	229
Costs and expenses:
Cost of revenues (excludes items below)	369	384	(15)	758	755	3
Purchased product costs	432	376	56	891	745	146
Rental cost of sales	24	25	(1)	47	48	(1)
Purchases - related parties	422	388	34	838	760	78
Depreciation and amortization	324	320	4	650	637	13
General and administrative expenses	107	107	—	219	216	3
Other taxes	32	33	(1)	65	67	(2)
Total costs and expenses	1,710	1,633	77	3,468	3,228	240
Income from operations	1,293	1,419	(126)	2,659	2,670	(11)
Net interest and other financial costs	234	231	3	463	466	(3)
Income before income taxes	1,059	1,188	(129)	2,196	2,204	(8)
Provision for income taxes	1	2	(1)	2	3	(1)
Net income	1,058	1,186	(128)	2,194	2,201	(7)
Less: Net income attributable to noncontrolling interests	10	10	—	20	20	—
Net income attributable to MPLX LP	1,048	1,176	(128)	2,174	2,181	(7)

Adjusted EBITDA attributable to MPLX LP(1)	1,690	1,653	37	3,447	3,288	159
DCF attributable to MPLX(1)	$1,420	$1,404	$16	$2,906	$2,774	$132
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$1,058	$1,186	$2,194	$2,201
Provision for income taxes	1	2	2	3
Net interest and other financial costs	234	231	463	466
Income from operations	1,293	1,419	2,659	2,670
Depreciation and amortization	324	320	650	637
Income from equity method investments	(170)	(325)	(356)	(482)
Distributions/adjustments related to equity method investments	229	218	456	418
Other(1)	25	32	60	67
Adjusted EBITDA	1,701	1,664	3,469	3,310
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(22)	(22)
Adjusted EBITDA attributable to MPLX LP	1,690	1,653	3,447	3,288
Deferred revenue impacts	(10)	8	(28)	21
Sales-type lease payments, net of income	14	8	27	13
Adjusted net interest and other financial costs(2)	(225)	(217)	(444)	(439)
Maintenance capital expenditures, net of reimbursements	(45)	(45)	(80)	(80)
Equity method investment maintenance capital expenditures paid out	(3)	(3)	(8)	(7)
Other	(1)	—	(8)	(22)
DCF attributable to MPLX LP	1,420	1,404	2,906	2,774
Preferred unit distributions	—	(5)	—	(15)
DCF attributable to LP unitholders	$1,420	$1,399	$2,906	$2,759
(1)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(2)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,736	$1,565	$2,982	$2,856
Changes in working capital items	(313)	(166)	(83)	(95)
All other, net	(6)	(4)	(4)	(10)
Loss on extinguishment of debt	3	—	3	—
Adjusted net interest and other financial costs(1)	225	217	444	439
Other adjustments to equity method investment distributions	22	21	61	41
Other	34	31	66	79
Adjusted EBITDA	1,701	1,664	3,469	3,310
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(22)	(22)
Adjusted EBITDA attributable to MPLX LP	1,690	1,653	3,447	3,288
Deferred revenue impacts	(10)	8	(28)	21
Sales-type lease payments, net of income	14	8	27	13
Adjusted net interest and other financial costs(1)	(225)	(217)	(444)	(439)
Maintenance capital expenditures, net of reimbursements	(45)	(45)	(80)	(80)
Equity method investment maintenance capital expenditures paid out	(3)	(3)	(8)	(7)
Other	(1)	—	(8)	(22)
DCF attributable to MPLX LP	1,420	1,404	2,906	2,774
Preferred unit distributions	—	(5)	—	(15)
DCF attributable to LP unitholders	$1,420	$1,399	$2,906	$2,759
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Net income attributable to MPLX decreased $128 million in the second quarter of 2025 compared to the second quarter of 2024.
Total revenues and other income decreased $49 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to:
•Increased Service revenue of $56 million primarily due to $41 million of crude oil and products logistics tariff and other fee increases, $5 million of additional marine equipment and $4 million of higher pipeline throughput.
•Increased Product related revenue of $45 million primarily due to higher NGL sales volumes in the Southwest and Marcellus of $78 million, partially offset by lower NGL prices in the Southwest and Southern Appalachia.
•Decreased Income from equity method investments of $155 million primarily driven by a $151 million gain in the second quarter of 2024 related to the dilution of our ownership interest in connection with the formation of a new joint venture to strategically combine the Whistler Pipeline and the Rio Bravo Pipeline project (the “Whistler Joint Venture Transaction”). See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Total costs and expenses increased by $77 million in the second quarter of 2025 compared to the same period of 2024 primarily due to:
•Decreased Cost of revenues of $15 million primarily due to lower NGL purchases in the Rockies of $29 million, which are now reflected in purchased product costs due to changes in certain customer contracts, and $10 million lower project-related spending within our Crude Oil and Products Logistics segment, partially offset by higher net operating costs and repairs and maintenance costs of $21 million.
•Increased Purchased product costs of $56 million primarily due to higher NGL volumes in the Southwest of $45 million and higher NGL volumes in the Rockies of $28 million, which were previously recorded in cost of revenues due to changes in certain customer contracts. The increase was partially offset by lower NGL prices in the Southwest of $10 million and a decrease in the fair value of an embedded derivative in a natural gas purchase commitment of $7 million.
•Increased Purchases-related parties of $34 million due to $24 million of increased costs from MPC, primarily higher employee costs and $19 million of higher related party transportation costs.

Six months ended June 30, 2025 compared to six months ended June 30, 2024
Net income attributable to MPLX decreased $7 million in the first six months of 2025 compared to the same period of 2024.
Total revenues and other income increased $229 million in the first six months of 2025 compared to the same period of 2024 primarily due to:
•Increased Service revenue of $185 million primarily due to $64 million of crude oil and products logistics tariff and other fee increases and $61 million of higher pipeline throughput. Other increases in the first six months of 2025 include $12 million of incremental revenues related to the acquisition of gathering assets in the first quarter of 2024 and 2025, $10 million due to changes in presentation of rental income and service revenue as a result of a lease contract modification, $8 million of additional marine equipment and a $7 million non-recurring benefit associated with a customer agreement.
•Increased Product related revenue of $204 million primarily due to higher NGL sales volumes in the Southwest and Marcellus of $170 million, higher NGL prices in the Southwest and Marcellus of $29 million and a $27 million non-recurring benefit associated with a customer agreement.
•Decreased Income from equity method investments of $126 million primarily driven by a $151 million gain in the 2024 period related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction, partially offset by a $25 million gain in the first half of 2025 related to the formation of a new joint venture, Texas City Logistics LLC. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Decreased Other income of $32 million primarily due to a $20 million gain related to the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin (the “Utica Midstream Acquisition”) and higher insurance proceeds of $19 million received in the first half of 2024, partially offset by marine services rate increases in the first half of 2025.
Total costs and expenses increased by $240 million in the first six months of 2025 compared to the same period of 2024 primarily due to:
•Increased Cost of revenues of $3 million partially due to higher net operating costs and repairs and maintenance costs of $39 million and the consolidation of expenses as a result of acquisitions of $6 million. The increases were partially offset by lower NGL purchases in the Rockies of $29 million, which are now reflected in purchased product costs due to changes in certain customer contracts, and $10 million lower project-related spending within our Crude Oil and Products Logistics segment.
•Increased Purchased product costs of $146 million primarily due to higher NGL volumes in the Southwest of $108 million, $28 million of higher NGL volumes in the Rockies, which were previously recorded in cost of revenues due to changes in certain customer contracts, and higher NGL prices in the Southwest of $26 million. The increases were partially offset by a decrease in the fair value of an embedded derivative in a natural gas purchase commitment of $11 million.
•Increased Purchases-related parties of $78 million due to $53 million of increased costs from MPC, primarily higher employee costs and $29 million of higher related party transportation costs.
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
The tables below present additional financial information about our reported segments for the three and six months ended June 30, 2025 and June 30, 2024.

Crude Oil and Products Logistics Segment
Second Quarter Crude Oil and Products Logistics Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	Variance	2025	2024	Variance
Total segment revenues and other income	$1,635	$1,594	$41	$3,227	$3,125	$102
Segment Adjusted EBITDA	1,138	1,099	39	2,235	2,158	77
Capital expenditures	129	103	26	244	187	57
Investments in unconsolidated affiliates(1)	$—	$—	$—	$—	$92	$(92)
(1)    The six months ended June 30, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects to fund our share of a debt repayment by the joint venture.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Total segment revenues and other income increased $41 million in the second quarter of 2025 compared to the same period of 2024. This was primarily driven by $45 million of rate increases, $6 million of increased pipeline throughput and $5 million of additional marine equipment. Income from equity method investments decreased $20 million in the second quarter of 2025 compared to the same period of 2024, primarily driven by lower throughputs at certain equity method investments. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $39 million in the second quarter of 2025 compared to the same period of 2024. The increase was driven by $45 million of rate increases, $6 million of increased pipeline throughput and $5 million of additional marine equipment. These increases were partially offset by lower distributions and adjustments from equity method investments and higher operating costs of $10 million driven primarily by higher employee costs from MPC, and increased energy costs as a result of higher throughputs.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Total segment revenues and other income increased $102 million the first six months of 2025 compared to the same period of 2024. This was primarily driven by $69 million of rate increases, $63 million of increased pipeline throughput and $8 million of additional marine equipment, partially offset by lower insurance proceeds of $19 million. Income from equity method investments decreased $28 million the first six months of 2025 compared to the same period of 2024, primarily driven by lower throughputs at certain equity method investments. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $77 million the first six months of 2025 compared to the same period of 2024. The increase was driven by $69 million of rate increases, $63 million of increased pipeline throughput and $8 million of additional marine equipment. These increases were partially offset by higher operating costs of $25 million driven primarily by higher employee costs from MPC, and increased energy costs as a result of higher throughputs, as well as lower distributions from equity method investments and higher project related spending of $9 million. Additionally, the first six months of 2025 reflects $19 million of lower insurance proceeds as compared to the first six months of 2024.

Crude Oil and Products Logistics Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Crude Oil and Products Logistics
Pipeline throughput (mbpd)
Crude oil pipelines	4,012	3,950	3,961	3,707
Product pipelines	2,091	2,074	2,056	1,953
Total pipelines	6,103	6,024	6,017	5,660

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.06	$0.99	$1.05	$1.01
Product pipelines	1.05	0.96	1.08	0.98
Total pipelines	$1.06	$0.98	$1.06	$1.00

Terminal throughput (mbpd)	3,183	3,197	3,139	3,063

Marine Assets (number in operation)(2)
Barges	320	312	320	312
Towboats	29	29	29	29
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

Natural Gas and NGL Services Segment
Second Quarter Natural Gas and NGL Services Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	Variance	2025	2024	Variance
Total segment revenues and other income	$1,368	$1,458	$(90)	$2,900	$2,773	$127
Segment Adjusted EBITDA	552	554	(2)	1,212	1,130	82
Capital expenditures	212	106	106	365	232	133
Investments in unconsolidated affiliates	$203	$35	$168	$322	$62	$260
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Total segment revenues and other income decreased $90 million in the second quarter of 2025 compared to the same period of 2024 primarily due to $135 million lower income from equity method investments, driven by a $151 million gain in the second quarter of 2024 related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments. Revenues in the second quarter of 2025 benefited from $78 million of higher NGL sales volumes in the Southwest and Marcellus partially offset by lower NGL prices in the Southwest and Southern Appalachia of $13 million.
Segment Adjusted EBITDA decreased $2 million in the second quarter of 2025 compared to the same period of 2024. This decrease is primarily due to $19 million of higher operating costs, $11 million of lower volumes in the Bakken and Rockies and $10 million of higher project related spending, partially offset by higher distributions and adjustments from equity method investments of $24 million and higher throughput fee rates of $10 million.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Total segment revenues and other income increased $127 million in the first six months of 2025 compared to the same period of 2024. In the first six months of 2025, revenues benefited from $170 million of higher NGL sales volumes in the Southwest and Marcellus, a $34 million non-recurring benefit associated with a customer agreement and $29 million of higher NGL prices in the Southwest and Marcellus. These increases were partially offset by lower income from equity method investments driven by a $151 million gain in the second quarter of 2024 related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
Additional impacts from equity method investments included a $25 million gain in the first six months of 2025 related to the formation of a new joint venture, Texas City Logistics LLC, in addition to a $6 million benefit from the Utica Midstream Acquisition that was completed in the first quarter of 2024. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $82 million in the first six months of 2025 compared to the same period of 2024. This increase is primarily due to $39 million of higher distributions and adjustments from equity method investments, a $37 million non-recurring benefit associated with a customer agreement and $20 million of higher throughput fee rates, partially offset by higher operating costs of $24 million.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,488	1,524	1,488	1,524
Utica Operations	—	363	2,566	2,664
Southwest Operations	1,734	1,589	1,734	1,589
Bakken Operations	162	184	162	184
Rockies Operations	541	585	612	653
Total gathering throughput	3,925	4,245	6,562	6,614

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,312	4,362	6,019	5,951
Utica Operations	—	—	940	832
Southwest Operations	1,821	1,748	1,821	1,748
Southern Appalachia Operations	205	218	205	218
Bakken Operations	162	184	162	184
Rockies Operations	593	635	593	635
Total natural gas processed	7,093	7,147	9,740	9,568

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	545	571	545	571
Utica Operations(3)	—	—	60	56
Southern Appalachia Operations	11	12	11	12
Bakken Operations	13	21	13	21
Rockies Operations	5	5	5	5
Total C2 + NGLs fractionated(4)	574	609	634	665

	MPLX LP(1)		MPLX LP Operated(2)
	Six Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,494	1,508	1,494	1,508
Utica Operations	133	181	2,503	2,475
Southwest Operations	1,759	1,595	1,759	1,595
Bakken Operations	168	184	168	184
Rockies Operations	545	574	615	658
Total gathering throughput	4,099	4,042	6,539	6,420

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,318	4,343	5,997	5,938
Utica Operations	—	—	952	805
Southwest Operations	1,850	1,689	1,850	1,689
Southern Appalachian Operations	196	220	196	220
Bakken Operations	168	183	168	183
Rockies Operations	597	635	597	635
Total natural gas processed	7,129	7,070	9,760	9,470

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(3)	556	562	556	562
Utica Operations(3)	—	—	62	50
Southern Appalachian Operations	10	12	10	12
Bakken Operations	14	20	14	20
Rockies Operations	5	5	5	5
Total C2 + NGLs fractionated(4)	585	599	647	649
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
(4)    Purity ethane makes up approximately 250 mbpd and 272 mbpd of MPLX LP consolidated total fractionated products for the three months ended June 30, 2025 and June 30, 2024, respectively, and approximately 260 mbpd and 264 mbpd of total fractionated products for the six months ended June 30, 2025 and June 30, 2024, respectively. Purity ethane makes up approximately 268 mbpd and 293 mbpd of MPLX LP Operated total fractionated products for the three months ended June 30, 2025 and June 30, 2024, respectively, and approximately 281 mbpd and 278 mbpd of total fractionated products for the six months ended June 30, 2025 and June 30, 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$3.51	$2.34	$3.69	$2.21
C2 + NGL Pricing ($ per gallon)(1)	$0.80	$0.82	$0.87	$0.85
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.

Supplemental Information on Equity Method Investments
The following table presents MPLX’s income (loss) from equity method investments for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$15	$15	$27	$29
LOOP LLC	3	4	3	7
MarEn Bakken Company LLC	20	29	42	53
Other	21	31	43	54
Total Crude Oil and Products Logistics	59	79	115	143
Natural Gas and NGL Services
BANGL, LLC	4	1	2	5
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	15	18	36	35
MarkWest Utica EMG, L.L.C.	30	17	59	38
Ohio Gathering Company L.L.C.	8	3	16	3
Sherwood Midstream LLC	29	27	56	54
WPC Parent, LLC(1)	21	180	41	202
Other	4	—	31	2
Total Natural Gas and NGL Services	111	246	241	339
Total	$170	$325	$356	$482
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment income of our interest in Whistler Pipeline, LLC, prior to the transaction date, and results of the equity method investment income of our ownership in WPC Parent, LLC, subsequent to the transaction date. The three and six months ended June 30, 2024 include a gain of $151 million related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$16	$17	$22	$23
LOOP LLC	4	6	17	10
MarEn Bakken Company LLC	25	31	53	60
Other	32	36	57	70
Total Crude Oil and Products Logistics	77	90	149	163
Natural Gas and NGL Services
BANGL, LLC	10	—	26	—
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	14	22	31	40
MarkWest Utica EMG, L.L.C.	41	30	78	58
Ohio Gathering Company L.L.C.	15	11	29	11
Sherwood Midstream LLC	31	30	61	62
WPC Parent, LLC(1)	29	29	61	68
Other	12	6	21	16
Total Natural Gas and NGL Services	152	128	307	255
Total	$229	$218	$456	$418
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

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $1,386 million at June 30, 2025 and $1,519 million at December 31, 2024. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by (used in):
Operating activities	$2,982	$2,856
Investing activities	(1,203)	(1,110)
Financing activities	(1,912)	(293)
Total	$(133)	$1,453
Net cash provided by operating activities increased $126 million in the first six months of 2025 compared to the same period of 2024, primarily due to improved results from operations and higher cash distributions from equity method investments.
Net cash used in investing activities increased $93 million in the first six months of 2025 compared to the same period of 2024, primarily due to the purchase of an additional five percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline for $151 million, higher contributions to equity method investments and higher capital spending partially offset by lower cash used for acquisitions.
Net cash used in financing activities increased $1,619 million in the first six months of 2025 compared to the same period of 2024 primarily driven by higher net debt repayments of $1,353 million, higher distributions to unitholders of $204 million, driven by the 12.5 percent increase in our quarterly distribution effective for the third quarter of 2024, and higher unit repurchases of $50 million.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net cash provided by operating activities(1)	$1,736	$1,565	$2,982	$2,856
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(602)	(114)	(1,203)	(1,110)
Contributions from MPC	7	8	14	18
Distributions to noncontrolling interests	(11)	(11)	(22)	(22)
Adjusted FCF	1,130	1,448	1,771	1,742
Distributions paid to common and preferred unitholders	(976)	(874)	(1,954)	(1,750)
Adjusted FCF after distributions	$154	$574	$(183)	$(8)
(1)    The three months ended June 30, 2025 and June 30, 2024 include working capital draws of $313 million and $166 million, respectively. The six months ended June 30, 2025 and June 30, 2024 include working capital draws of $83 million and $95 million, respectively.
(2)    The six months ended June 30, 2025 and June 30, 2024 include acquisitions of $237 million and $622 million, respectively. The three and six months ended June 30, 2025 includes $151 million for the acquisition of additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline. The six months ended June 30, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.
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
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million of debt principal outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Note 17 to the unaudited consolidated financial statements for additional information on the BANGL Acquisition.
MPLX intends to use debt financing to restore liquidity after using cash on hand for the recently completed BANGL Acquisition and related debt repayments, and to fund the announced acquisition of Northwind Midstream.

Our intention is to maintain an investment-grade credit profile. As of June 30, 2025, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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
Our liquidity totaled $4.9 billion at June 30, 2025 consisting of:

	June 30, 2025
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			1,386
Total liquidity			$4,886
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
The MPLX Credit Agreement matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of June 30, 2025, we were in compliance with such covenants.

MPLX is party to a loan agreement with MPC, which is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity.
Equity and Preferred Units Overview
Unit Repurchase Program
On August 2, 2022, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. On August 5, 2025, we announced the board of directors approved a $1.0 billion common unit repurchase authorization that is in addition to the $1.0 billion common unit repurchase authorization announced on August 2, 2022. The common unit repurchase authorizations have no expiration date.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	4	4
Cash paid for common units repurchased(1)	$100	$75	$200	$150
Average cost per unit(1)	$50.31	$41.10	$51.38	$40.56
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of June 30, 2025, we had $320 million remaining under the unit repurchase authorization before giving effect to the incremental $1.0 billion unit repurchase authorization announced on August 5, 2025.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On July 29, 2025, MPLX declared a cash distribution for the second quarter of 2025, totaling $975 million, or $0.9565 per common unit. This distribution will be paid on August 15, 2025, to common unitholders of record on August 8, 2025. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total cash distributions is as follows for the three and six months ended June 30, 2025 and June 30, 2024. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Distribution declared:
Limited partner units - public	$356	$317	$713	$631
Limited partner units - MPC	619	551	1,238	1,101
Total LP distribution declared	975	868	1,951	1,732
Series A preferred units	—	5	—	15
Total distribution declared	$975	$873	$1,951	$1,747

Quarterly cash distributions declared per limited partner common unit	$0.9565	$0.8500	$1.9130	$1.7000

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
MPLX’s initial capital investment plan for 2025 is $2.0 billion, net of reimbursements and excluding capitalized interest, acquisitions and any incremental capital project expenditures associated with the pending Northwind Midstream acquisition. The initial capital investment plan includes growth capital of $1.7 billion and maintenance capital of $300 million. Growth capital expenditures and investments in affiliates during the six months ended June 30, 2025, were primarily for expanding our Permian to Gulf Coast integrated natural gas and NGL value chain, gas processing plants in the Marcellus and Permian basins and gas gathering projects in the Marcellus, Utica and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.
Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2025	2024
Capital expenditures:
Growth capital expenditures	$506	$321
Growth capital reimbursements	(64)	(50)
Investments in unconsolidated affiliates(1)	322	154
Return of capital(2)	(39)	—
Capitalized interest	(12)	(8)
Total growth capital expenditures(3)	713	417
Maintenance capital expenditures	103	98
Maintenance capital reimbursements	(23)	(18)
Capitalized interest	(2)	(1)
Total maintenance capital expenditures	78	79

Total growth and maintenance capital expenditures	791	496
Investments in unconsolidated affiliates(1)	(322)	(154)
Return of capital(2)	39	—
Growth and maintenance capital reimbursements(4)	87	68
(Increase)/Decrease in capital accruals	(41)	49
Capitalized interest	14	9
Additions to property, plant and equipment(2)	$568	$468
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows. Investments in unconsolidated affiliates for the six months ended June 30, 2025 exclude $151 million related to the acquisition of additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline.
(2)    Return of capital for the six months ended June 30, 2025 excludes a $21 million special distribution received in exchange for the contribution of assets to a joint venture. Return of capital for the six months ended June 30, 2024 excludes a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction.
(3)    Total growth capital expenditures for the six months ended June 30, 2025 and June 30, 2024 exclude acquisitions of $237 million and $622 million, respectively.
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

	MPLX Ownership	Six Months Ended June 30,
(In millions, except ownership percentages)		2025	2024
BANGL, LLC	45%	$60	$61
MXP Parent, LLC(1)	10%	7	36
WPC Parent, LLC(2)	30%	—	25
All other		4	39
Total		$71	$161
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership interest in Blackcomb and Traverse Pipeline Holdings, LLC.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At June 30, 2025, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $1.8 billion. See Note 16 to the accompanying unaudited consolidated financial statements for more information on MPLX’s guarantees of our joint venture entities’ obligations.
Cash Commitments
As of June 30, 2025, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2025, our debt obligations increased by $300 million due to the issuance of senior notes and the repayment of senior notes, described in Liquidity and Capital Resources - Debt and Liquidity Overview. Additionally, in July 2025, MPLX completed the BANGL Acquisition and entered into an agreement to acquire Northwind Midstream, described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Financial and Other Highlights. There were no other material changes to our cash commitments outside the ordinary course of business.
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
Transactions with Related Parties
As of June 30, 2025, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues and other income	49%	50%	48%	50%
Total costs and expenses	27%	27%	26%	27%
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
Critical Accounting Estimates
As of June 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2025, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three and six months ended June 30, 2025 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

(In millions)	Fair Value as of June 30, 2025(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2025(3)
Outstanding debt
Fixed-rate	$19,988	$1,650	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2025.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2025.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of June 30, 2025.
At June 30, 2025, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.

See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2025, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
4/1/2025-4/30/2025	749,466	$48.80	749,466	$383
5/1/2025-5/31/2025	581,654	50.91	581,654	354
6/1/2025-6/30/2025	656,393	51.52	656,393	320
Total	1,987,513	50.31	1,987,513
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes any commissions paid to brokers during the relevant period.
(2)On August 2, 2022, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. On August 5, 2025, we announced a board authorization for the repurchase of up to an incremental $1.0 billion of MPLX common units held by the public, which authorization is not reflected in this column as it was announced after June 30, 2025. These unit repurchase authorizations have no expiration date.
(3)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers.
Item 5. Other Information
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 5, 2025	By:	/s/ Rebecca L. Iten
Rebecca L. Iten
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)