Form 10-Q
period 2025-09-30
MPLX LP
filed 2025-11-04
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

MPLX LP had 1,017,065,152 common units outstanding as of October 31, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Revenues and other income:
Service revenue	$750	$709	$2,153	$2,050
Service revenue - related parties	1,094	1,066	3,253	3,102
Service revenue - product related	64	86	233	265
Rental income	68	63	196	187
Rental income - related parties	228	216	655	644
Product sales	525	433	1,510	1,191
Product sales - related parties	26	51	126	164
Sales-type lease revenue	37	34	110	102
Sales-type lease revenue - related parties	113	118	344	359
Income from equity method investments	186	149	542	631
Gain on equity method investments	484	—	484	20
Other income	4	7	19	38
Other income - related parties	40	40	121	117
Total revenues and other income	3,619	2,972	9,746	8,870
Costs and expenses:
Cost of revenues (excludes items below)	395	404	1,153	1,159
Purchased product costs	493	403	1,384	1,148
Rental cost of sales	22	22	61	61
Rental cost of sales - related parties	4	5	12	14
Purchases - related parties	396	402	1,234	1,162
Depreciation and amortization	346	322	996	959
General and administrative expenses	126	107	345	323
Other taxes	36	32	101	99
Total costs and expenses	1,818	1,697	5,286	4,925
Income from operations	1,801	1,275	4,460	3,945
Net interest and other financial costs	243	226	706	692
Income before income taxes	1,558	1,049	3,754	3,253
Provision for income taxes	3	2	5	5
Net income	1,555	1,047	3,749	3,248
Less: Net income attributable to noncontrolling interests	10	10	30	30
Net income attributable to MPLX LP	1,545	1,037	3,719	3,218
Less: Series A preferred unitholders’ interest in net income	—	6	—	21
Limited partners' interest in net income attributable to MPLX LP	$1,545	$1,031	$3,719	$3,197

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.52	$1.01	$3.65	$3.14
Common - diluted	$1.52	$1.01	$3.65	$3.14
Weighted average limited partner units outstanding:
Common - basic	1,019	1,020	1,020	1,016
Common - diluted	1,019	1,020	1,020	1,016
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$1,555	$1,047	$3,749	$3,248
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	8	1
Comprehensive income	1,555	1,047	3,757	3,249
Less comprehensive income attributable to:
Noncontrolling interests	10	10	30	30
Comprehensive income attributable to MPLX LP	$1,545	$1,037	$3,727	$3,219
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,765	$1,519
Receivables, less allowance for expected credit loss	729	718
Current assets - related parties	854	830
Inventories	175	180
Assets held for sale	1,034	—
Other current assets	38	29
Total current assets	4,595	3,276
Equity method investments	4,792	4,531
Property, plant and equipment, net	21,348	19,154
Intangibles, net	1,443	518
Goodwill	8,732	7,645
Right of use assets, net	276	273
Noncurrent assets - related parties	983	1,120
Other noncurrent assets	1,058	994
Total assets	43,227	37,511

Liabilities
Accounts payable	131	147
Accrued liabilities	261	295
Current liabilities - related parties	393	396
Accrued property, plant and equipment	400	208
Long-term debt due within one year	1,501	1,693
Accrued interest payable	273	244
Operating lease liabilities	49	45
Liabilities held for sale	230	—
Other current liabilities	264	207
Total current liabilities	3,502	3,235
Long-term deferred revenue	121	317
Long-term liabilities - related parties	339	334
Long-term debt	24,145	19,255
Deferred income taxes	20	18
Long-term operating lease liabilities	220	217
Other long-term liabilities	356	125
Total liabilities	28,703	23,501
Commitments and contingencies (see Note 16)
Series A preferred units (0 million and 6 million units outstanding)	—	203

Equity
Common unitholders - public (370 million and 370 million units outstanding)	9,513	9,322
Common unitholders - MPC (647 million and 647 million units outstanding)	4,778	4,257
Accumulated other comprehensive income (loss)	5	(3)
Total MPLX LP partners’ capital	14,296	13,576
Noncontrolling interests	228	231
Total equity	14,524	13,807
Total liabilities, preferred units and equity	$43,227	$37,511
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating activities:
Net income	$3,749	$3,248
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	23	41
Depreciation and amortization	996	959
Deferred income taxes	1	—
Gain on equity method investments	(484)	(20)
(Gain)/loss on disposal of assets	(1)	3
Income from equity method investments	(542)	(631)
Distributions from unconsolidated affiliates	631	596
Change in fair value of derivatives	(7)	7
Changes in:
Current receivables	44	138
Inventories	(19)	(11)
Current liabilities and other current assets	(38)	(54)
Assets and liabilities - related parties	105	(23)
Right of use assets and operating lease liabilities	3	3
Deferred revenue	(52)	2
All other, net	4	13
Net cash provided by operating activities	4,413	4,271
Investing activities:
Additions to property, plant and equipment	(1,094)	(748)
Acquisitions, net of cash acquired	(3,316)	(622)
Disposal of assets	1	—
Investments - acquisitions and contributions	(776)	(414)
Investments - redemptions, repayments, return of capital and sales proceeds	143	138
All other, net	108	—
Net cash used in investing activities	(4,934)	(1,646)
Financing activities:
Long-term debt borrowings	6,541	1,630
Long-term debt repayments	(2,464)	(1)
Related party debt borrowings	50	—
Related party debt repayments	(50)	—
Debt issuance costs	(62)	(15)
Unit repurchases	(300)	(226)
Distributions to noncontrolling interests	(33)	(33)
Distributions to Series A preferred unitholders	(6)	(38)
Distributions to LP unitholders	(2,923)	(2,585)
Contributions from MPC	20	26
All other, net	(6)	(5)
Net cash provided by (used in) financing activities	767	(1,247)
Net change in cash, cash equivalents and restricted cash	246	1,378
Cash, cash equivalents and restricted cash at beginning of period	1,519	1,048
Cash, cash equivalents and restricted cash at end of period	$1,765	$2,426
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2024	$9,322	$4,257	$(3)	$231	$13,807	$203
Net income	410	716	—	10	1,136	—
Unit repurchases	(100)	—	—	—	(100)	—
Conversion of Series A preferred units	197	—	—	—	197	(197)
Distributions	(353)	(619)	—	(11)	(983)	(6)
Contributions	—	7	—	—	7	—
Other	(4)	—	8	—	4	—
Balance at March 31, 2025	$9,472	$4,361	$5	$230	$14,068	$—
Net income	384	664	—	10	1,058	—
Unit repurchases	(100)	—	—	—	(100)	—
Distributions	(357)	(619)	—	(11)	(987)	—
Contributions	—	7	—	—	7	—
Other	3	—	—	—	3	—
Balance at June 30, 2025	$9,402	$4,413	$5	$229	$14,049	$—
Net income	563	982	—	10	1,555	—
Unit repurchases	(100)	—	—	—	(100)	—
Distributions	(355)	(620)	—	(11)	(986)	—
Contributions	—	2	—	—	2	—
Other	3	1	—	—	4	—
Balance at September 30, 2025	$9,513	$4,778	$5	$228	$14,524	$—

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2023	$8,700	$3,758	$(4)	$235	$12,689	$895
Net income	355	640	—	10	1,005	10
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	321	—	—	—	321	(321)
Distributions	(303)	(550)	—	(11)	(864)	(23)
Contributions	—	10	—	—	10	—
Other	(1)	—	1	—	—	—
Balance at March 31, 2024	$8,997	$3,858	$(3)	$234	$13,086	$561
Net income	425	746	—	10	1,181	5
Unit repurchases	(75)	—	—	—	(75)	—
Conversion of Series A preferred units	354	—	—	—	354	(354)
Distributions	(314)	(550)	—	(11)	(875)	(10)
Contributions	—	8	—	—	8	—
Other	5	—	—	—	5	—
Balance at June 30, 2024	$9,392	$4,062	$(3)	$233	$13,684	$202
Net income	377	654	—	10	1,041	6
Unit repurchases	(76)	—	—	—	(76)	—
Distributions	(317)	(551)	—	(11)	(879)	(5)
Contributions	—	7	—	—	7	—
Other	2	—	—	—	2	—
Balance at September 30, 2024	$9,378	$4,172	$(3)	$232	$13,779	$203
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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
In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
3. Acquisitions and Other Transactions
Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the acquisition of 100 percent of Northwind Delaware Holdings LLC (“Northwind Midstream”) for $2.4 billion in cash (the “Northwind Midstream Acquisition”). Northwind Midstream provides sour gas gathering and treating services in Lea County, New Mexico, which enhances MPLX’s Permian natural gas and NGL value chain. The

Northwind Midstream Acquisition was financed with the net proceeds from MPLX's $4.5 billion senior notes issued in August 2025.
Northwind Midstream consists of over 200,000 dedicated acres, more than 200 miles of gathering pipelines, two in-service acid gas injection wells at 20 MMcf/d and a third permitted well that will bring its total capacity to 37 MMcf/d. At the time of acquisition, the system had 150 MMcf/d of sour gas treating capacity, with in-process expansion projects expected to increase capacity to over 400 MMcf/d by the second half of 2026. The system is supported by minimum volume commitments by regional producers.
The Northwind Midstream Acquisition was accounted for as a business combination requiring all Northwind Midstream assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible assets acquired are related to various commercial contracts with a weighted average amortization period of 15 years. The following table reflects our preliminary allocation of the $2.4 billion purchase price to the Northwind Midstream assets and liabilities:

(In millions)	August 29, 2025
Assets acquired:
Cash and cash equivalents	$17
Receivables	11
Other current assets	1
Property, plant and equipment	1,182
Intangibles	951
Other noncurrent assets	2
Total assets acquired	2,164
Liabilities assumed:
Accounts payable	15
Accrued property, plant and equipment	84
Accrued liabilities	6
Other current liabilities	1
Long-term operating lease liabilities	1
Total liabilities assumed	107
Total identifiable net assets	2,057
Goodwill	356
Fair value of net assets acquired	$2,413
The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of property, plant and equipment and intangible assets acquired, which may impact the amount of goodwill recognized. The final valuation will be completed no later than one year from the acquisition date. The results for the acquired business are reported within our Natural Gas and NGL Services segment.
The purchase price allocation resulted in the recognition of $356 million in goodwill by our Natural Gas and NGL Services segment, all of which is deductible for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream's asset base, which is complementary and adjacent to MPLX's existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system.
Pro forma financial information assuming the Northwind Midstream Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Announced Divestiture of Rockies Operations
On August 26, 2025, MPLX entered into a definitive agreement to divest its Rockies gathering and processing operations (the “Rockies”) to a subsidiary of Harvest Midstream (“Harvest”) for $1.0 billion in cash, subject to customary purchase price adjustments.
The assets and liabilities to be sold as part of this transaction are shown on the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively, as of September 30, 2025. Upon classification as held for sale, depreciation and amortization of the assets ceased. Since the sale of these assets does not represent a strategic shift that has or will have a material effect on our operations or financial results, the planned divestiture is not considered to be a discontinued operation. The Rockies operations are currently reported within the Natural Gas and NGL Services segment.
The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and is expected to result in an estimated gain in excess of $150 million upon closing.

The following table presents the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our Consolidated Balance Sheets as of September 30, 2025:

(In millions)	September 30, 2025
Assets
Receivables, less allowance for expected credit loss	$28
Inventories	25
Equity method investments	123
Property, plant and equipment, net of accumulated depreciation of $340	788
Intangibles, net of accumulated amortization of $178	68
Right of use assets, net	2
Total assets classified as held for sale	1,034

Liabilities
Accounts payable	20
Accrued liabilities	7
Operating lease liabilities	1
Other current liabilities	19
Long-term deferred revenue	182
Other long-term liabilities	1
Total liabilities classified as held for sale	$230
BANGL, LLC Acquisitions
BANGL, LLC (“BANGL”) owns and operates an NGL pipeline system that connects production in the Delaware and Midland basins to key demand centers along the Gulf Coast. On July 31, 2024, MPLX exercised its right of first offer under the BANGL joint venture agreement to purchase an additional 20 percent ownership interest in BANGL for $210 million in cash, which increased total ownership interest to 45 percent (the “2024 BANGL Transaction”). The purchase price of the additional 20 percent ownership interest in BANGL exceeded our portion of the underlying net assets of the joint venture by approximately $156 million. Following the 2024 BANGL Transaction, our investment in BANGL continued to be accounted for as an equity method investment.
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 10 for additional details on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”).
Upon acquisition of the remaining 55 percent interest in BANGL, our existing equity investment was remeasured to fair value resulting in the recognition of a $484 million gain, which is included in Gain on equity method investments within the accompanying Consolidated Statements of Income. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, we now own 100 percent of BANGL and its results are reflected in our Natural Gas and NGL Services segment within our consolidated financial results.
The following table summarizes the purchase price consideration in connection with the BANGL Acquisition:

Total cash paid	$703
Fair value of contingent consideration as of acquisition date	234
Total consideration	937
Fair value of previously held equity interest	766
Fair value of net assets acquired	$1,703
The BANGL Acquisition was accounted for as a business combination requiring all BANGL assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was determined using a combination of both the cost and income approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible asset acquired is related to a customer relationship with an amortization period of 11 years. The following table reflects our preliminary determination of the fair value of the BANGL assets and liabilities:

(In millions)	July 1, 2025
Assets acquired:
Cash and cash equivalents	$18
Other current assets	4
Property, plant and equipment	1,550
Intangibles	77
Other noncurrent assets	22
Total assets acquired	1,671
Liabilities assumed:
Long-term debt due within one year	46
Other current liabilities	42
Long-term debt	610
Other long-term liabilities	1
Total liabilities assumed	699
Total identifiable net assets	972
Goodwill	731
Fair value of net assets acquired	$1,703
The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of property, plant and equipment and intangible assets acquired, which may impact the amount of goodwill recognized. The final valuation will be completed no later than one year from the acquisition date.
The purchase price allocation resulted in the recognition of $731 million in goodwill by our Natural Gas and NGL Services segment, 55 percent of which is deductible for tax purposes. Goodwill represents the advancement of our wellhead-to-water strategy by securing full ownership of a strategically located NGL transport asset which further integrates our midstream infrastructure connecting the Permian and Gulf Coast regions.
Pro forma financial information assuming the BANGL Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Matterhorn Express Pipeline Acquisition
On June 16, 2025, MPLX purchased an additional five percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline for $151 million, bringing our total interest to 10 percent. The pipeline is designed to transport natural gas from the Permian basin to the Katy area near Houston. The purchase price of the additional five percent ownership interest in the joint venture exceeded the amount of the claim to the underlying net assets of the joint venture by approximately $124 million, with $63 million of this difference attributed to property, plant and equipment and $61 million attributed to customer-related intangibles. The amounts attributed to property, plant and equipment and customer-related intangibles will be amortized to net income over the remaining useful lives of the assets and the weighted average remaining term of the customer contracts, respectively. Our investment in the joint venture that owns and operates the Matterhorn Express pipeline continues to be accounted for as an equity method investment within our Natural Gas and NGL Services segment.
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $237 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region, and enhance our strategic relationship with MPC. The acquisition was accounted for as a business combination, which requires all the identifiable assets acquired and liabilities assumed to be remeasured to fair value at the date of acquisition. The preliminary determination of the fair value includes $172 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of assets acquired and liabilities assumed. The final valuation will be completed no later than one year from the acquisition date. The results for the acquired business are allocated between our two segments based on the product-based value chain the underlying assets support.
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interests in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively, the “Whistler Joint Venture Transaction”). As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in Income from equity method investments on the accompanying Consolidated Statements of Income and the return of capital is included in Investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying Consolidated Statements of Cash Flows.
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash to purchase additional ownership interests in existing joint ventures and gathering assets (the “Utica Midstream Acquisition”), which will enhance our position in the Utica basin. Prior to the acquisition, we owned an indirect interest in Ohio Gathering Company L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company L.L.C. (“OCC”). After giving effect to the acquisition, MPLX owns a combined direct and indirect 73 percent interest in OGC and a 100 percent interest in OCC. In addition, MPLX acquired a 100 percent interest in a dry gas gathering system in the Utica basin, including 53 miles of gathering pipeline and three dehydration units with a combined capacity of approximately 620 MMcf/d. OGC continues to be accounted for as an equity method investment, as MPLX did not obtain control of OGC as a result of the transaction. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $75 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now reflected as a consolidated subsidiary within our consolidated financial results. The results for the acquired business are reported within our Natural Gas and NGL Services segment.
The Utica Midstream Acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The fair value includes $507 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a $20 million gain, which is included in Gain on equity method investments within the accompanying Consolidated Statements of Income. The fair value of equity method investments was based on a discounted cash flow model.
4. Equity Method Investments
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		September 30,	September 30,	December 31,
(In millions, except ownership percentages)	VIE	2025	2025	2024
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$219	$218
LOOP LLC		41%	314	310
MarEn Bakken Company LLC(1)		25%	508	526
Other(2)	X		551	541
Total Crude Oil and Products Logistics			1,592	1,595
Natural Gas and NGL Services
BANGL, LLC(3)		100%	—	281
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(4)	X	67%	410	329
MarkWest Utica EMG, L.L.C.	X	60%	836	742
Ohio Gathering Company L.L.C.(5)	X	33%	451	470
Sherwood Midstream LLC	X	50%	479	488
WPC Parent, LLC		30%	389	208
Other(2)	X		758	418
Total Natural Gas and NGL Services			3,323	2,936
Total			$4,915	$4,531
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(2)    Included within Other are certain equity method investments that have been deemed to be VIEs, as well as $123 million in investments classified as held for sale as part of the Rockies operations divestiture discussed in Note 3.
(3)    At December 31, 2024, we owned a 45 percent interest in BANGL. On July 1, 2025, we acquired the remaining 55 percent interest in BANGL. As a result of acquiring the remaining interest, we obtained control of and now consolidate BANGL.
(4)    On March 31, 2025, MPLX contributed a 100 percent owned subsidiary with a fair value of $125 million to MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. As a result of the transaction, MPLX received special distributions of $21 million in the first quarter of 2025 and $21 million in the third quarter of 2025, which are reflected as a return of capital on the Consolidated Statement of Cash Flows.
(5)    MPLX also holds a 40 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.

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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2025 and September 30, 2024. See Note 16 for information on our guarantees related to equity method investees.
5. Related Party Agreements and Transactions
MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.
MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; and reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under the marine transportation service agreements. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services agreements as well as various other agreements. MPLX also had a keep-whole commodity agreement with MPC under which MPC paid us a processing fee for NGLs related to keep-whole agreements and we paid MPC a marketing fee in exchange for assuming the commodity risk. This agreement expired in March 2025.
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
Activity on the MPC Loan Agreement for the nine months ended September 30, 2025 is summarized in the table below. There was no activity on the MPC Loan Agreement for the nine months ended September 30, 2024.

Nine Months Ended September 30,
(In millions, except %)	2025
Borrowings	$50
Weighted average interest rate of borrowings	5.68%
Repayments	$50
Outstanding balance at end of period	$—
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2025, these sales totaled $151 million and $476 million, respectively. For the three and nine months ended September 30, 2024, these sales totaled $177 million and $561 million, respectively.
Related Party Expenses
MPC charges MPLX for executive management services and certain general and administrative services provided to MPLX under the terms of our omnibus agreements (“Omnibus charges”), for certain employee services provided to MPLX under employee services agreements (“ESA charges”) and fees paid under co-location agreements and ground lease agreements.

Omnibus charges and ESA charges are classified as Rental cost of sales - related parties, Purchases - related parties, or General and administrative expenses depending on the nature of the asset or activity with which the costs are associated. Additionally, we incur costs under agreements for transportation and processing services with certain of our unconsolidated affiliates.
In addition to these agreements, MPLX purchases products from MPC, makes payments to MPC in its capacity as general contractor to MPLX, and has certain rent and lease agreements with MPC.
For the three and nine months ended September 30, 2025, General and administrative expenses incurred from MPC totaled $80 million and $236 million, respectively. For the three and nine months ended September 30, 2024, General and administrative expenses incurred from MPC totaled $73 million and $217 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, these charges totaled $64 million and $159 million, respectively. For the three and nine months ended September 30, 2024, these charges totaled $44 million and $124 million, respectively.
Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue.

(In millions)	September 30, 2025	December 31, 2024
Current assets - related parties
Receivables	$592	$620
Lease receivables	247	204
Prepaid	13	5
Other	2	1
Total	854	830
Noncurrent assets - related parties
Long-term lease receivables	483	677
Right of use assets	223	226
Unguaranteed residual asset	241	189
Long-term receivables	36	28
Total	983	1,120
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	274	288
Deferred revenue	118	106
Operating lease liabilities	1	2
Total	393	396
Long-term liabilities - related parties
Long-term operating lease liabilities	222	224
Long-term deferred revenue	117	110
Total	$339	$334
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of September 30, 2025 or December 31, 2024.
6. Equity
The changes in the number of common units during the nine months ended September 30, 2025 are summarized below:

(In units)	Common Units
Balance at December 31, 2024	1,017,142,290
Unit-based compensation awards	147,670
Conversion of Series A preferred units	6,166,965
Units redeemed in unit repurchase programs	(5,858,943)
Balance at September 30, 2025	1,017,597,982

Unit Repurchase Program
On August 5, 2025, we announced a board authorization for the repurchase of $1.0 billion of MPLX common units held by the public in addition to the $1.0 billion common unit repurchase authorization announced on August 2, 2022. These unit repurchase authorizations have no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued or restarted at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	6	5
Cash paid for common units repurchased(1)	$100	$76	$300	$226
Average cost per unit(1)	$50.86	$42.89	$51.20	$41.32
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of September 30, 2025, we had $1.2 billion remaining under the unit repurchase authorizations.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On October 28, 2025, MPLX declared a cash distribution for the third quarter of 2025, totaling $1,095 million, or $1.0765 per common unit. This distribution will be paid on November 14, 2025 to common unitholders of record on November 7, 2025.
Quarterly distributions for 2025 and 2024 are summarized below:

(Per common unit)	2025	2024
March 31,	$0.9565	$0.8500
June 30,	0.9565	0.8500
September 30,	1.0765	0.9565
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the three and nine months ended September 30, 2025 and September 30, 2024. Distributions are not accrued until declared. MPLX’s distributions are declared for the prior quarter subsequent to the quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$1,095	$974	$3,046	$2,706
Series A preferred unit distributions	—	6	—	21
Total cash distributions declared	$1,095	$980	$3,046	$2,727
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three and nine months ended September 30, 2025 and September 30, 2024, MPLX had participating securities consisting of common units, certain equity-based compensation awards and Series A preferred units, and also had dilutive potential common units consisting of certain equity-based compensation awards. Potential common units that were anti-dilutive, and therefore omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2025 and September 30, 2024, were less than one million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Net income attributable to MPLX LP(1):	$1,545	$1,037	$3,719	$3,218
Less: Distributions declared on Series A preferred units	—	6	—	21
Distributed and undistributed earnings allocated to other participating securities	1	—	2	7
Net Income available to common unitholders	$1,544	$1,031	$3,717	$3,190
Weighted average units outstanding:
Basic	1,019	1,020	1,020	1,016
Diluted	1,019	1,020	1,020	1,016
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.52	$1.01	$3.65	$3.14
Diluted	$1.52	$1.01	$3.65	$3.14
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
The CODM evaluates the performance of our segments using Segment Adjusted EBITDA. The CODM uses Segment Adjusted EBITDA results when making decisions about allocating capital and personnel as a part of the annual business plan process and ongoing monitoring of performance. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; (vii) transaction-related costs and (viii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Crude Oil and Products Logistics
Service revenue	$1,205	$1,158	$3,569	$3,367
Rental income	239	223	682	666
Product related revenue	4	5	12	14
Sales-type lease revenue	113	118	344	359
Income from equity method investments	71	70	186	213
Other income	28	33	94	113
Total segment revenues and other income(1)	1,660	1,607	4,887	4,732
Operating expenses	553	542	1,613	1,557
Other segment items(2)	(30)	(29)	(98)	(77)
Segment Adjusted EBITDA(3)	1,137	1,094	3,372	3,252
Capital expenditures	147	112	391	299
Investments in unconsolidated affiliates(4)	13	1	13	93
Natural Gas and NGL Services
Service revenue	639	617	1,837	1,785
Rental income	57	56	169	165
Product related revenue	611	565	1,857	1,606
Sales-type lease revenue	37	34	110	102
Income from equity method investments	115	79	356	418
Gain on equity method investments(5)	484	—	484	20
Other income	16	14	46	42
Total segment revenues and other income(1)	1,959	1,365	4,859	4,138
Purchased product costs	493	403	1,384	1,148
Operating expenses	426	430	1,293	1,261
Other segment items(2)	411	(88)	341	(21)
Segment Adjusted EBITDA(3)	629	620	1,841	1,750
Capital expenditures	447	189	812	421
Investments in unconsolidated affiliates(4)	$227	$31	$549	$93
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $201 million and $565 million for the three and nine months ended September 30, 2025, respectively, and $186 million and $563 million for the three and nine months ended September 30, 2024, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $1,917 million and $4,682 million for the three and nine months ended September 30, 2025, respectively, and $1,295 million and $3,921 million for the three and nine months ended September 30, 2024, respectively.
(2)    Other segment items in the Crude Oil and Products Logistics segment include income from equity method investments, distributions and adjustments related to equity method investments, equity-based compensation and other miscellaneous items. Other segment items in the Natural Gas and NGL Services segment include income from and gain on equity method investments, distributions and adjustments related to equity method investments, transaction-related costs, unrealized derivative gain/loss and other miscellaneous items.
(3)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(4)    Investments in unconsolidated affiliates in the Crude Oil and Products Logistics segment for the nine months ended September 30, 2024 includes a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture. Investments in unconsolidated affiliates for the three and nine months ended September 30, 2024 exclude $18 million related to acquisition of an additional interest in Wink to Webster Pipeline LLC. Investments in unconsolidated affiliates in the Natural Gas and NGL Services segment for the three and nine months ended September 30, 2025 includes cash contributions to several joint ventures to fund current growth capital projects. Investments in unconsolidated affiliates for the nine months ended September 30, 2025 exclude $151 million related to the acquisition of an additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline, and the three and nine months ended September 30, 2025 exclude a $49 million capital contribution to WPC Parent, LLC to purchase Enbridge’s special membership interest in the Rio Bravo Pipeline project and a $13 million payment related to earnout associated with MXP Parent, LLC. Investments in unconsolidated affiliates for the three and nine months ended September 30, 2024 exclude $210 million related to the 2024 BANGL Transaction.
(5)    The three and nine months ended September 30, 2025 represent the gain on remeasurement of our existing equity investment in BANGL in conjunction with the BANGL Acquisition. The nine months ended September 30, 2024 represents the gain on remeasurement of our existing equity investment in OCC in conjunction with the Utica Midstream Acquisition.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$1,137	$1,094	$3,372	$3,252
Natural Gas and NGL Services Segment Adjusted EBITDA	629	620	1,841	1,750
Total reportable segments	1,766	1,714	5,213	5,002
Depreciation and amortization(1)	(346)	(322)	(996)	(959)
Gain on equity method investments	484	—	484	—
Net interest and other financial costs	(243)	(226)	(706)	(692)
Income from equity method investments	186	149	542	631
Distributions/adjustments related to equity method investments	(251)	(253)	(707)	(671)
Transaction-related costs(2)	(21)	—	(21)	—
Adjusted EBITDA attributable to noncontrolling interests	11	11	33	33
Other(3)	(31)	(26)	(93)	(96)
Net income	$1,555	$1,047	$3,749	$3,248
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $139 million and $407 million for the three and nine months ended September 30, 2025, respectively, and $132 million and $393 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $207 million and $589 million for the three and nine months ended September 30, 2025, respectively, and $190 million and $566 million for the three and nine months ended September 30, 2024, respectively.
(2)    Transaction-related costs include costs associated with acquisition and divestiture-related activities, including significant transactions discussed in Note 3.
(3)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	September 30, 2025			December 31, 2024
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Crude Oil and Products Logistics	$13,684	$4,928	$8,756	$13,189	$4,542	$8,647
Natural Gas and NGL Services	17,436	4,844	12,592	15,215	4,708	10,507
Total	$31,120	$9,772	$21,348	$28,404	$9,250	$19,154
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s Level 3 instruments carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by fair value hierarchy level.

	September 30, 2025		December 31, 2024
(In millions)	Asset	Liability	Asset	Liability
Embedded derivatives in commodity contracts:
Other current assets / Other current liabilities	$—	$8	$—	$10
Other noncurrent assets / Other long-term liabilities	—	43	—	48
Total embedded derivatives in commodity contracts	—	51	—	58
Contingent consideration / Other long-term liabilities	—	234	—	—
Total carrying value in Consolidated Balance Sheets	$—	$285	$—	$58
Level 3 instruments include a liability for contingent consideration related to the BANGL Acquisition earnout provision and an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement.

The fair value calculation for the contingent consideration liability was estimated using discounted cash flows based on a Monte Carlo simulation. Future earnout payments are tied to the achievement of EBITDA growth from 2026 to 2029, which includes the significant unobservable input of forecasted throughput volumes. The earnout payment will continue to be remeasured at fair value each quarter with changes in fair value recognized in earnings until either the EBITDA targets are met or the earnout period ends, with the total payout capped at $275 million.
The fair value calculation for the embedded derivative liability for the natural gas purchase commitment used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.66 to $1.30 per gallon with a weighted average of $0.79 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$(55)	$(69)	$(58)	$(61)
Contingent consideration(1)	(234)	—	(234)	—
Unrealized and realized gain/(loss) included in Net Income(2)	2	(3)	(1)	(18)
Settlements	2	3	8	10
Ending balance	$(285)	$(69)	$(285)	$(69)

The amount of total loss for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$2	$(3)	$(1)	$(15)
(1)    Liability recorded in the third quarter of 2025 related to the BANGL Acquisition earnout provision.
(2)    Gain/(loss) on derivatives embedded in commodity contracts are recorded in Purchased product costs in the Consolidated Statements of Income.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, receivables from related parties, lease receivables, lease receivables from related parties, accounts payable, and payables to related parties, approximate fair value. MPLX’s fair value assessment incorporates a variety of considerations, including the duration of the instruments, MPC’s investment-grade credit rating, historical incurrence of credit losses, and expected insignificance of future credit losses, which includes an evaluation of counterparty credit risk. The recorded value of the amounts outstanding under the bank revolving credit facility, if any, approximates fair value due to the variable interest rate that approximates current market rates. Derivative instruments are recorded at fair value, based on available market information (see Note 11).
The fair value of MPLX’s debt is estimated based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	September 30, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$24,890	$25,818	$19,574	$21,068
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
11. Derivatives
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 10. As of September 30, 2025 and December 31, 2024, the estimated fair value of this contract was a liability of $51 million and $58 million, respectively.
Certain derivative positions are subject to master netting agreements; therefore, MPLX has elected to offset derivative assets and liabilities that are legally permissible to be offset. As of September 30, 2025 and December 31, 2024, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Product sales
Realized gain	$—	$1	$—	$1
Unrealized gain	—	3	—	1
Product sales derivative gain/(loss)	—	4	—	2
Purchased product costs
Realized loss	(2)	(3)	(8)	(10)
Unrealized gain/(loss)	4	—	7	(8)
Purchased product cost derivative gain/(loss)	2	(3)	(1)	(18)
Total derivative gain/(loss) included in Net income	$2	$1	$(1)	$(16)
12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2025	December 31, 2024
MPLX LP:
MPLX Credit Agreement	$—	$—
Fixed rate senior notes	25,969	21,158
Consolidated subsidiaries:
MarkWest	—	11
ANDX	31	31
Finance lease obligations	7	6
Total	26,007	21,206
Unamortized debt issuance costs	(179)	(126)
Unamortized discount	(182)	(132)
Amounts due within one year	(1,501)	(1,693)
Total long-term debt due after one year	$24,145	$19,255
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
During the nine months ended September 30, 2025, MPLX borrowed $106 million under the MPLX Credit Agreement, at a weighted average interest rate of 7.740 percent, and repaid $106 million of these borrowings. At September 30, 2025, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of approximately $2.0 billion or approximately 100 percent of the borrowing capacity.

Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2026 and 2058 with interest rates ranging from 1.750 percent to 6.200 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.
The following table summarizes debt issuances during the nine months ended September 30, 2025, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Note(s)	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
March 10, 2025	$1,000	(1)	5.400	99.398	April 1 and October 1	April 1, 2035
March 10, 2025	1,000	(1)	5.950	98.331	April 1 and October 1	April 1, 2055
August 11, 2025	1,250	(2)	4.800	99.880	February 15 and August 15	February 15, 2031
August 11, 2025	750	(2)	5.000	98.936	January 15 and July 15	January 15, 2033
August 11, 2025	1,500	(2)	5.400	98.943	March 15 and September 15	September 15, 2035
August 11, 2025	$1,000	(2)	6.200	98.277	March 15 and September 15	September 15, 2055
(1)    On April 9, 2025, MPLX used $1.2 billion of the net proceeds from the issuance of senior notes in March 2025 to redeem all of (i) MPLX’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX intends to use the remaining net proceeds for general partnership purposes.
(2)    We used a portion of the net proceeds from this offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL Debt Repayment. We intend to use the remainder of the net proceeds from this offering for general partnership purposes, which may include capital expenditures and other working capital requirements.
On February 18, 2025, MPLX repaid all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Note 3 for additional information on the BANGL Acquisition.
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest expense	$279	$251	$767	$717
Other financial costs	(9)	15	14	57
Interest income	(16)	(35)	(50)	(68)
Capitalized interest	(11)	(5)	(25)	(14)
Net interest and other financial costs	$243	$226	$706	$692

14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$115	$635	$750
Service revenue - related parties	1,090	4	1,094
Service revenue - product related	—	64	64
Product sales	1	524	525
Product sales - related parties	3	23	26
Total revenues from contracts with customers	$1,209	$1,250	2,459
Non-ASC 606 revenue(1)			1,160
Total revenues and other income			$3,619

	Three Months Ended September 30, 2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$101	$608	$709
Service revenue - related parties	1,057	9	1,066
Service revenue - product related	—	86	86
Product sales	1	432	433
Product sales - related parties	4	47	51
Total revenues from contracts with customers	$1,163	$1,182	2,345
Non-ASC 606 revenue(1)			627
Total revenues and other income			$2,972

	Nine Months Ended September 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$332	$1,821	$2,153
Service revenue - related parties	3,237	16	3,253
Service revenue - product related	—	233	233
Product sales	3	1,507	1,510
Product sales - related parties	9	117	126
Total revenues from contracts with customers	$3,581	$3,694	7,275
Non-ASC 606 revenue(1)			2,471
Total revenues and other income			$9,746

	Nine Months Ended September 30, 2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$286	$1,764	$2,050
Service revenue - related parties	3,081	21	3,102
Service revenue - product related	—	265	265
Product sales	4	1,187	1,191
Product sales - related parties	10	154	164
Total revenues from contracts with customers	$3,381	$3,391	6,772
Non-ASC 606 revenue(1)			2,098
Total revenues and other income			$8,870
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
Under certain contracts, we recognize revenues in excess of billings which we present as contract assets. Contract assets typically relate to deficiency payments related to minimum volume commitments and aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in Other current assets and Other noncurrent assets on the Consolidated Balance Sheets.
Under certain contracts, we receive payments in advance of satisfying our performance obligations, which are recorded as contract liabilities. Contract liabilities, which are presented as Deferred revenue and Long-term deferred revenue, typically relate to advance payments for aid in construction agreements and deferred customer credits associated with makeup rights and minimum volume commitments. Breakage related to minimum volume commitments is estimated and recognized into service revenue in instances where it is probable the customer will not use the credit in future periods. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.
The tables below reflect the changes in ASC 606 contract balances for the nine months ended September 30, 2025 and September 30, 2024:

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2025
Contract assets	$2	$10	$—	$12
Long-term contract assets	—	4	—	4
Deferred revenue	84	22	(59)	47
Deferred revenue - related parties	71	66	(62)	75
Long-term deferred revenue	315	(15)	—	300
Long-term deferred revenue - related parties	$44	$1	$—	$45

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2024
Contract assets	$3	$—	$(1)	$2
Long-term contract assets	1	(1)	—	—
Deferred revenue	59	65	(42)	82
Deferred revenue - related parties	47	56	(50)	53
Long-term deferred revenue	344	(22)	—	322
Long-term deferred revenue - related parties	$29	$5	$—	$34
(1)    No significant revenue was recognized related to past performance obligations in the current periods.

Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2025	$0.6
2026	2.0
2027	1.8
2028	0.7
2029	0.3
2030 and thereafter	1.0
Total estimated revenue on remaining performance obligations	$6.4
As of September 30, 2025, unsatisfied performance obligations included in the Consolidated Balance Sheets are $467 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 19 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

15. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$705	$724
Income taxes paid	3	2
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	47	53
Net cash provided by financing activities included:
Principal payments under finance lease obligations	2	1
Non-cash investing and financing activities:
Transfers of property, plant and equipment to lease receivable	123	108
Contribution of assets(1)	115	—
ROU assets obtained in exchange for new operating lease obligations	30	34
ROU assets obtained in exchange for new finance lease obligations	3	—
Book value of equity method investment(2)	282	—
Contingent consideration(3)	$234	$—
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
(2)    Represents the book value of MPLX’s equity method investment in BANGL, prior to MPLX buying out the remaining interest in the entity. See Note 3 - BANGL, LLC Acquisitions.
(3)    See Note 3 - BANGL, LLC Acquisitions.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2025	2024
Additions to property, plant and equipment	$1,094	$748
Increase/(Decrease) in capital accruals	131	(28)
Other	(22)	—
Total capital expenditures	$1,203	$720
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
Accrued liabilities for remediation totaled $14 million and $15 million at September 30, 2025 and December 31, 2024, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
MPLX’s maximum exposure to loss for WPC Parent, LLC includes a $109 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2025, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including the federal government shutdown, tariffs, inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewable diesel and other renewable fuels or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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

•the availability of desirable strategic alternatives to optimize portfolio assets and our ability to obtain regulatory and other approvals with respect thereto, including MPLX’s ability to successfully divest its Rockies gathering and processing operations (the “Rockies”);
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
Significant Financial and Other Highlights
Significant financial highlights for the three months ended September 30, 2025 and September 30, 2024 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Announced a third quarter 2025 distribution of $1.0765 per common unit, representing a 12.5% increase over the prior quarter’s distribution.
•Returned $1,075 million and $3,229 million of capital to unitholders in the three and nine months ended September 30, 2025, respectively, via distributions and unit repurchases.
•Completed the acquisition of Northwind Delaware Holdings LLC (“Northwind Midstream”) in August 2025 for $2,413 million in cash (the “Northwind Midstream Acquisition”).
•Completed the acquisition of the remaining 55 percent interest in BANGL, LLC (“BANGL”) in July 2025 for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”).
•Entered into a definitive agreement in August 2025 to divest its Rockies gathering and processing operations to a subsidiary of Harvest Midstream for $1.0 billion in cash consideration, subject to customary purchase price adjustments.
Current Economic Environment
We continue to see production increases across our key operating regions. In the Marcellus and Utica, rig counts remain steady and volumes remain strong. Producer consolidation further illustrates the value in the liquids-rich acreage of the Utica, where condensate development activity continues to increase. In the Permian, rising gas-oil ratios and the progression of export projects will support growth opportunities for our business. More broadly, we expect natural gas demand will accelerate over the next few years to provide increased electricity generation required for data centers and overall electric grid demand. As demand for natural gas-powered electricity rises, MPLX is well-positioned to support the development plans of its producer-customers. Additionally, MPLX is protected from significant volatility in our Crude Oil and Products Logistics segment and in the Marcellus and Utica regions due to our business model structured around long-term take-or-pay and capacity contracts.
Non-GAAP Financial Information
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of Adjusted EBITDA, DCF, adjusted free cash flow (“Adjusted FCF”), and Adjusted FCF after distributions.
Adjusted EBITDA is a financial performance measure used by management, industry analysts, investors, lenders, and rating agencies to assess the financial performance and operating results of our ongoing business operations. Additionally, we believe adjusted EBITDA provides useful information to investors for trending, analyzing and benchmarking our operating results from period to period as compared to other companies that may have different financing and capital structures. We define Adjusted EBITDA as net income adjusted for: (i) provision for income taxes; (ii) net interest and other financial costs; (iii) depreciation and amortization; (iv) income/(loss) from equity method investments; (v) distributions and adjustments related to equity method investments; (vi) impairment expense; (vii) noncontrolling interests; (viii) transaction-related costs; and (ix) other adjustments, as applicable.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	Variance	2025	2024	Variance
Revenues and other income:
Service revenue	$1,844	$1,775	$69	$5,406	$5,152	$254
Rental income	296	279	17	851	831	20
Product related revenue	615	570	45	1,869	1,620	249
Sales-type lease revenue	150	152	(2)	454	461	(7)
Income from equity method investments	186	149	37	542	631	(89)
Gain on equity method investments	484	—	484	484	20	464
Other income	44	47	(3)	140	155	(15)
Total revenues and other income	3,619	2,972	647	9,746	8,870	876
Costs and expenses:
Cost of revenues (excludes items below)	395	404	(9)	1,153	1,159	(6)
Purchased product costs	493	403	90	1,384	1,148	236
Rental cost of sales	26	27	(1)	73	75	(2)
Purchases - related parties	396	402	(6)	1,234	1,162	72
Depreciation and amortization	346	322	24	996	959	37
General and administrative expenses	126	107	19	345	323	22
Other taxes	36	32	4	101	99	2
Total costs and expenses	1,818	1,697	121	5,286	4,925	361
Income from operations	1,801	1,275	526	4,460	3,945	515
Net interest and other financial costs	243	226	17	706	692	14
Income before income taxes	1,558	1,049	509	3,754	3,253	501
Provision for income taxes	3	2	1	5	5	—
Net income	1,555	1,047	508	3,749	3,248	501
Less: Net income attributable to noncontrolling interests	10	10	—	30	30	—
Net income attributable to MPLX LP	1,545	1,037	508	3,719	3,218	501

Adjusted EBITDA attributable to MPLX LP(1)	1,766	1,714	52	5,213	5,002	211
DCF attributable to MPLX(1)	$1,468	$1,446	$22	$4,374	$4,220	$154
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$1,555	$1,047	$3,749	$3,248
Provision for income taxes	3	2	5	5
Net interest and other financial costs	243	226	706	692
Income from operations	1,801	1,275	4,460	3,945
Depreciation and amortization	346	322	996	959
Income from equity method investments	(186)	(149)	(542)	(631)
Distributions/adjustments related to equity method investments	251	253	707	671
Gain on equity method investments	(484)	—	(484)	—
Transaction-related costs(1)	21	—	21	—
Other(2)	28	24	88	91
Adjusted EBITDA	1,777	1,725	5,246	5,035
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(33)	(33)
Adjusted EBITDA attributable to MPLX LP	1,766	1,714	5,213	5,002
Deferred revenue impacts	(6)	(15)	(34)	6
Sales-type lease payments, net of income	21	7	48	20
Adjusted net interest and other financial costs(3)	(236)	(212)	(680)	(651)
Maintenance capital expenditures, net of reimbursements	(70)	(40)	(150)	(120)
Equity method investment maintenance capital expenditures paid out	(4)	(4)	(12)	(11)
Other	(3)	(4)	(11)	(26)
DCF attributable to MPLX LP	1,468	1,446	4,374	4,220
Preferred unit distributions	—	(6)	—	(21)
DCF attributable to LP unitholders	$1,468	$1,440	$4,374	$4,199
(1)    Transaction-related costs include costs associated with acquisition and divestiture-related activities, including significant transactions discussed in Item 1. Financial Statements - Note 3.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(3)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$1,431	$1,415	$4,413	$4,271
Changes in working capital items	40	40	(43)	(55)
All other, net	—	(3)	(4)	(13)
Loss on extinguishment of debt	—	—	3	—
Adjusted net interest and other financial costs(1)	236	212	680	651
Other adjustments to equity method investment distributions	15	34	76	75
Transaction-related costs(2)	21	—	21	—
Other	34	27	100	106
Adjusted EBITDA	1,777	1,725	5,246	5,035
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(33)	(33)
Adjusted EBITDA attributable to MPLX LP	1,766	1,714	5,213	5,002
Deferred revenue impacts	(6)	(15)	(34)	6
Sales-type lease payments, net of income	21	7	48	20
Adjusted net interest and other financial costs(1)	(236)	(212)	(680)	(651)
Maintenance capital expenditures, net of reimbursements	(70)	(40)	(150)	(120)
Equity method investment maintenance capital expenditures paid out	(4)	(4)	(12)	(11)
Other	(3)	(4)	(11)	(26)
DCF attributable to MPLX LP	1,468	1,446	4,374	4,220
Preferred unit distributions	—	(6)	—	(21)
DCF attributable to LP unitholders	$1,468	$1,440	$4,374	$4,199
(1)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.
(2)    Transaction-related costs include costs associated with acquisition and divestiture-related activities, including significant transactions discussed in Item 1. Financial Statements - Note 3.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Net income attributable to MPLX increased $508 million in the third quarter of 2025 compared to the third quarter of 2024.
Total revenues and other income increased $647 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to:
•Increased Service revenue of $69 million primarily due to $32 million of crude oil and products logistics tariff and other fee increases and $28 million from recent acquisitions.
•Increased Product related revenue of $45 million primarily due to higher NGL sales volumes in the Southwest and Marcellus of $89 million, partially offset by lower NGL prices in the Southwest, Marcellus and Southern Appalachia.
•Increased Income from equity method investments of $37 million primarily driven by increased throughput and fee rates in certain processing and pipeline joint ventures. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Increased Gain on equity method investments of $484 million from the BANGL Acquisition in the third quarter of 2025.
Total costs and expenses increased by $121 million in the third quarter of 2025 compared to the same period of 2024 primarily due to:
•Decreased Cost of revenues of $9 million primarily due to lower NGL purchases in the Rockies of $29 million, which are now reflected in Purchased product costs due to changes in certain customer contracts, partially offset by $8 million of incremental operating costs as a result of recent acquisitions and $7 million of higher net operating costs and repairs and maintenance costs.
•Increased Purchased product costs of $90 million primarily due to higher NGL volumes in the Southwest of $80 million and higher NGL volumes in the Rockies of $23 million, which were previously recorded in Cost of revenues due to changes in certain customer contracts. The increase was partially offset by lower NGL prices in the Southwest of $10 million.

•Decreased Purchases - related parties of $6 million primarily due to $17 million of lower related party transportation costs as a result of the BANGL Acquisition, partially offset by increased costs from MPC.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Net income attributable to MPLX increased $501 million in the first nine months of 2025 compared to the same period of 2024.
Total revenues and other income increased $876 million in the first nine months of 2025 compared to the same period of 2024 primarily due to:
•Increased Service revenue of $254 million primarily due to $96 million of crude oil and products logistics tariff and other fee increases and $61 million of higher pipeline throughput. Other increases in the first nine months of 2025 include $46 million from recent acquisitions and $11 million of additional marine equipment.
•Increased Product related revenue of $249 million primarily due to higher NGL sales volumes in the Southwest and Marcellus of $255 million and a $27 million non-recurring benefit associated with a customer agreement.
•Decreased Income from equity method investments of $89 million primarily driven by a $151 million gain in the 2024 period related to the dilution of our ownership interest in connection with the formation of a new joint venture to strategically combine the Whistler Pipeline and the Rio Bravo Pipeline project (the “Whistler Joint Venture Transaction”), partially offset by increased throughput and fee rates in certain processing and pipeline joint ventures and a $25 million gain in the first half of 2025 related to the formation of a new joint venture, Texas City Logistics LLC. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Increased Gain on equity method investments of $464 million, primarily driven by a $484 million gain from the BANGL Acquisition, partially offset by a $20 million gain related to the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin (the “Utica Midstream Acquisition”) in the 2024 period.
•Decreased Other income of $15 million primarily due to higher insurance proceeds of $25 million received in the first nine months of 2024, partially offset by marine services rate increases.
Total costs and expenses increased by $361 million in the first nine months of 2025 compared to the same period of 2024 primarily due to:
•Decreased Cost of revenues of $6 million primarily due to lower NGL purchases in the Rockies of $57 million, which are now reflected in Purchased product costs due to changes in certain customer contracts, and $23 million of lower project-related spending, partially offset by higher net operating costs and repairs and maintenance costs of $57 million and the consolidation of recent acquisitions of $11 million.
•Increased Purchased product costs of $236 million primarily due to higher NGL volumes in the Southwest of $191 million, higher NGL volumes in the Rockies of $46 million, which were previously recorded in Cost of revenues due to changes in certain customer contracts, and higher NGL prices in the Southwest of $16 million. The increases were partially offset by a decrease in the fair value of an embedded derivative in a natural gas purchase commitment of $14 million.
•Increased Purchases - related parties of $72 million primarily due to $69 million of higher employee costs from MPC.
Segment Results
In the fourth quarter of 2024, we renamed and modified the composition of our segments to better reflect the product-based value chains and growth strategy of MPLX’s operations. Certain prior period segment information has been recast for comparability.
We classify our business in the following reportable segments: Crude Oil and Products Logistics and Natural Gas and NGL Services. We evaluate the performance of our segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA represents Adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests; (vii) transaction-related costs; and (viii) other adjustments, as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
The tables below present additional financial information about our reported segments for the three and nine months ended September 30, 2025 and September 30, 2024.

Crude Oil and Products Logistics Segment
Third Quarter Crude Oil and Products Logistics Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	Variance	2025	2024	Variance
Total segment revenues and other income	$1,660	$1,607	$53	$4,887	$4,732	$155
Segment Adjusted EBITDA	1,137	1,094	43	3,372	3,252	120
Capital expenditures	147	112	35	391	299	92
Investments in unconsolidated affiliates(1)	$13	$1	$12	$13	$93	$(80)
(1)    The nine months ended September 30, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects to fund our share of a debt repayment by the joint venture.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Total segment revenues and other income increased $53 million in the third quarter of 2025 compared to the same period of 2024. This was primarily driven by $39 million of rate increases, $7 million from the March 2025 Whiptail Midstream acquisition and $3 million of additional marine equipment in operation.
Segment Adjusted EBITDA increased $43 million in the third quarter of 2025 compared to the same period of 2024. The increase was driven by $39 million of rate increases, $6 million from the March 2025 Whiptail Midstream acquisition and $3 million of additional marine equipment in operation. These increases were partially offset by higher operating costs of $8 million driven primarily by higher employee costs from MPC and increased energy costs.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Total segment revenues and other income increased $155 million the first nine months of 2025 compared to the same period of 2024. This was primarily driven by $108 million of rate increases, $63 million of increased pipeline throughput, $16 million from the March 2025 Whiptail Midstream acquisition and $11 million of additional marine equipment in operation, partially offset by lower insurance proceeds of $25 million. Income from equity method investments decreased $27 million the first nine months of 2025 compared to the same period of 2024, primarily driven by lower throughputs at certain equity method investments. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $120 million the first nine months of 2025 compared to the same period of 2024. The increase was driven by $108 million of rate increases, $63 million of increased pipeline throughput, $13 million from the March 2025 Whiptail Midstream acquisition and $11 million of additional marine equipment in operation. These increases were partially offset by higher operating costs of $33 million driven primarily by higher employee costs from MPC and increased energy costs as a result of higher throughputs, as well as lower distributions from equity method investments of $17 million and higher project related spending of $12 million. Additionally, the first nine months of 2025 reflects $25 million of lower insurance proceeds as compared to the first nine months of 2024.

Crude Oil and Products Logistics Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Crude Oil and Products Logistics
Pipeline throughput (mbpd)
Crude oil pipelines	3,867	3,895	3,929	3,769
Product pipelines	2,055	2,056	2,056	1,987
Total pipelines	5,922	5,951	5,985	5,756

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.08	$1.01	$1.06	$1.01
Product pipelines	1.09	1.01	1.08	0.99
Total pipelines	$1.08	$1.01	$1.07	$1.00

Terminal throughput (mbpd)	3,173	3,268	3,151	3,132

Marine Assets (number in operation)(2)
Barges	320	311	320	311
Towboats	29	28	29	28
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.
(2)     Represents total at end of period.

Natural Gas and NGL Services Segment
Third Quarter Natural Gas and NGL Services Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	Variance	2025	2024	Variance
Total segment revenues and other income	$1,959	$1,365	$594	$4,859	$4,138	$721
Segment Adjusted EBITDA	629	620	9	1,841	1,750	91
Capital expenditures	447	189	258	812	421	391
Investments in unconsolidated affiliates	$227	$31	$196	$549	$93	$456
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Total segment revenues and other income increased $594 million in the third quarter of 2025 compared to the same period of 2024 primarily due to the recognition of a $484 million gain from the BANGL Acquisition. Revenues in the third quarter of 2025 benefited from $89 million of higher NGL sales volumes in the Southwest and Marcellus and $21 million from recent acquisitions, partially offset by lower NGL prices in the Southwest, Marcellus and Southern Appalachia. Income from equity method investments increased $36 million, primarily due to increased throughput and fee rates in certain processing and pipeline joint ventures. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $9 million in the third quarter of 2025 compared to the same period of 2024. This increase is primarily due to contributions from recent acquisitions of $37 million and higher throughput fee rates of $10 million, partially offset by lower volumes in the Rockies and Bakken of $12 million, higher operating costs of $11 million and lower NGL prices of $8 million.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Total segment revenues and other income increased $721 million in the first nine months of 2025 compared to the same period of 2024 primarily due to the recognition of a $484 million gain from the BANGL Acquisition, $255 million of higher NGL sales volumes in the Southwest and Marcellus, a $34 million non-recurring benefit associated with a customer agreement and $30 million from recent acquisitions. These increases were partially offset by lower income from equity method investments of $62 million, primarily driven by a $151 million gain in the second quarter of 2024 related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
Additional impacts from equity method investments included increased throughput and fee rates in certain processing and pipeline joint ventures, a $25 million gain in the first nine months of 2025 related to the formation of a new joint venture, Texas City Logistics LLC, and a $6 million benefit from the Utica Midstream Acquisition that was completed in the first quarter of 2024. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $91 million in the first nine months of 2025 compared to the same period of 2024. This increase is primarily due to $44 million of higher distributions and adjustments from equity method investments, $37 million in contributions from recent acquisitions, a $37 million non-recurring benefit associated with a customer agreement and $30 million of higher throughput fee rates, partially offset by higher operating costs of $34 million and lower volumes in the Rockies and Bakken of $27 million.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,517	1,527	1,517	1,527
Utica Operations	—	354	2,754	2,616
Southwest Operations(3)	1,882	1,813	1,882	1,813
Bakken Operations	157	181	157	181
Rockies Operations	529	542	596	600
Total gathering throughput	4,085	4,417	6,906	6,737

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,466	4,393	6,180	6,013
Utica Operations	—	—	983	794
Southwest Operations	1,983	1,977	1,983	1,977
Southern Appalachia Operations	168	215	168	215
Bakken Operations	157	179	157	179
Rockies Operations	604	597	604	597
Total natural gas processed	7,378	7,361	10,075	9,775

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	580	550	580	550
Utica Operations(4)	—	—	67	48
Southern Appalachia Operations	11	12	11	12
Bakken Operations	14	20	14	20
Rockies Operations	5	5	5	5
Total C2 + NGLs fractionated(5)	610	587	677	635

	MPLX LP(1)		MPLX LP Operated(2)
	Nine Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,501	1,515	1,501	1,515
Utica Operations	88	239	2,587	2,522
Southwest Operations(3)	1,801	1,668	1,801	1,668
Bakken Operations	165	183	165	183
Rockies Operations	539	563	609	639
Total gathering throughput	4,094	4,168	6,663	6,527

Natural Gas Processed (MMcf/d)
Marcellus Operations	4,368	4,360	6,059	5,963
Utica Operations	—	—	962	801
Southwest Operations	1,895	1,786	1,895	1,786
Southern Appalachian Operations	187	218	187	218
Bakken Operations	164	182	164	182
Rockies Operations	599	622	599	622
Total natural gas processed	7,213	7,168	9,866	9,572

C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	564	558	564	558
Utica Operations(4)	—	—	64	49
Southern Appalachian Operations	10	12	10	12
Bakken Operations	14	20	14	20
Rockies Operations	5	5	5	5
Total C2 + NGLs fractionated(5)	593	595	657	644
(1)    This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)    This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)    In addition to the amounts presented, Northwind Midstream treated volumes during the three and nine months ended September 30, 2025 were 36 MMcf/d and 12 MMcf/d, respectively.
(4)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represents each region’s utilization of the complex.
(5)    Purity ethane makes up approximately 279 mbpd and 246 mbpd of MPLX LP consolidated total fractionated products for the three months ended September 30, 2025 and September 30, 2024, respectively, and approximately 267 mbpd and 258 mbpd of total fractionated products for the nine months ended September 30, 2025 and September 30, 2024, respectively. Purity ethane makes up approximately 300 mbpd and 262 mbpd of MPLX LP Operated total fractionated products for the three months ended September 30, 2025 and September 30, 2024, respectively, and approximately 287 mbpd and 273 mbpd of total fractionated products for the nine months ended September 30, 2025 and September 30, 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$3.07	$2.23	$3.48	$2.22
C2 + NGL Pricing ($ per gallon)(1)	$0.74	$0.80	$0.82	$0.84
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.

Supplemental Information on Equity Method Investments
The following table presents MPLX’s income from equity method investments for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$12	$15	$39	$44
LOOP LLC	6	3	9	9
MarEn Bakken Company LLC	17	23	60	76
Other	36	29	78	84
Total Crude Oil and Products Logistics	71	70	186	213
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	19	17	55	53
MarkWest Utica EMG, L.L.C.	35	19	94	57
Ohio Gathering Company L.L.C.	10	4	26	7
Sherwood Midstream LLC	29	27	86	81
WPC Parent, LLC(1)	21	16	62	218
Other(2)	1	(4)	33	2
Total Natural Gas and NGL Services	115	79	356	418
Total	$186	$149	$542	$631
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment income of our interest in Whistler Pipeline, LLC, prior to the transaction date, and results of the equity method investment income of our ownership in WPC Parent, LLC, subsequent to the transaction date. The nine months ended September 30, 2024 includes a gain of $151 million related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
(2)     Includes a $25 million gain in the first nine months of 2025 related to the formation of a new joint venture, Texas City Logistics LLC.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$16	$18	$38	$41
LOOP LLC	4	5	21	14
MarEn Bakken Company LLC	25	27	78	87
Other	39	37	96	109
Total Crude Oil and Products Logistics	84	87	233	251
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	23	22	53	62
MarkWest Utica EMG, L.L.C.	46	32	124	90
Ohio Gathering Company L.L.C.	17	13	47	24
Sherwood Midstream LLC	34	28	95	90
WPC Parent, LLC(1)	29	56	90	123
Other	18	15	65	31
Total Natural Gas and NGL Services	167	166	474	420
Total	$251	$253	$707	$671
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

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $1,765 million at September 30, 2025 and $1,519 million at December 31, 2024. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by (used in):
Operating activities	$4,413	$4,271
Investing activities	(4,934)	(1,646)
Financing activities	767	(1,247)
Total	$246	$1,378
Net cash provided by operating activities increased $142 million in the first nine months of 2025 compared to the same period of 2024, primarily due to improved results from operations and higher cash distributions from equity method investments.
Net cash used in investing activities increased $3,288 million in the first nine months of 2025 compared to the same period of 2024, primarily due to the acquisition of Northwind Midstream for $2,413 million, the purchase of the remaining 55 percent interest in BANGL for $703 million, the purchase of an additional five percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline for $151 million, higher capital spending and a $134 million cash distribution received in the second quarter of 2024 in connection with the Whistler Joint Venture Transaction.
Net cash provided by financing activities increased $2,014 million in the first nine months of 2025 compared to the same period of 2024, primarily driven by increased net debt borrowings of $2,448 million, partially offset by higher distributions to unitholders of $306 million as a result of the 12.5 percent increase in our quarterly distribution effective for the third quarter of 2024, and higher unit repurchases of $74 million.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net cash provided by operating activities(1)	$1,431	$1,415	$4,413	$4,271
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(3,731)	(536)	(4,934)	(1,646)
Contributions from MPC	6	8	20	26
Distributions to noncontrolling interests	(11)	(11)	(33)	(33)
Adjusted FCF	(2,305)	876	(534)	2,618
Distributions paid to common and preferred unitholders	(975)	(873)	(2,929)	(2,623)
Adjusted FCF after distributions	$(3,280)	$3	$(3,463)	$(5)
(1)    The three months ended September 30, 2025 and September 30, 2024 include working capital builds of $40 million and $40 million, respectively. The nine months ended September 30, 2025 and September 30, 2024 include working capital draws of $43 million and $55 million, respectively.
(2)    The three and nine months ended September 30, 2025 include $703 million for the BANGL Acquisition, $2.4 billion for the Northwind Midstream Acquisition, a $49 million capital contribution to WPC Parent, LLC to purchase Enbridge's special membership interest in the Rio Bravo Pipeline project, and a $13 million payment related to an earnout associated with MXP Parent, LLC. The nine months ended September 30, 2025 also includes the Whiptail Midstream acquisition for $237 million and $151 million related to the acquisition of additional interest in the joint venture that owns and operates Matterhorn Express Pipeline. The three and nine months ended September 30, 2024 include $210 million and $18 million related to the acquisition of additional interests in BANGL and Wink to Webster Pipeline, LLC, respectively. The nine months ended September 30, 2024 also includes the Utica Midstream Acquisition for $625 million, a $134 million cash distribution received in connection with the Whistler Joint Venture Transaction, and a contribution of $92 million to Dakota Access to fund our share of a debt repayment by the joint venture.

Debt and Liquidity Overview
The following table summarizes debt issuances during the nine months ended September 30, 2025, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Note(s)	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
March 10, 2025	$1,000	(1)	5.400	99.398	April 1 and October 1	April 1, 2035
March 10, 2025	1,000	(1)	5.950	98.331	April 1 and October 1	April 1, 2055
August 11, 2025	1,250	(2)	4.800	99.880	February 15 and August 15	February 15, 2031
August 11, 2025	750	(2)	5.000	98.936	January 15 and July 15	January 15, 2033
August 11, 2025	1,500	(2)	5.400	98.943	March 15 and September 15	September 15, 2035
August 11, 2025	$1,000	(2)	6.200	98.277	March 15 and September 15	September 15, 2055
(1)    On April 9, 2025, MPLX used $1.2 billion of the net proceeds from the issuance of senior notes in March 2025 to redeem all of (i) MPLX’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX intends to use the remaining net proceeds for general partnership purposes.
(2)    We used a portion of the net proceeds from this offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL debt repayment. We intend to use the remainder of the net proceeds from this offering for general partnership purposes, which may include capital expenditures and working capital.
On February 18, 2025, MPLX repaid all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Note 3 to the unaudited consolidated financial statements for additional information on the BANGL Acquisition.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2025, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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
Our liquidity totaled $5.3 billion at September 30, 2025 consisting of:

	September 30, 2025
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			1,765
Total liquidity			$5,265
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
The MPLX Credit Agreement matures in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of September 30, 2025, we were in compliance with such covenants.
MPLX is party to a loan agreement with MPC, which is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity.
Equity and Preferred Units Overview
Unit Repurchase Program
On August 5, 2025, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public in addition to the $1.0 billion common unit repurchase authorization announced on August 2, 2022. The common unit repurchase authorizations have no expiration date.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	6	5
Cash paid for common units repurchased(1)	$100	$76	$300	$226
Average cost per unit(1)	$50.86	$42.89	$51.20	$41.32
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of September 30, 2025, we had $1.2 billion remaining under the unit repurchase authorizations.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On October 28, 2025, MPLX declared a cash distribution for the third quarter of 2025, totaling $1,095 million, or $1.0765 per common unit. This distribution will be paid on November 14, 2025, to common unitholders of record on November 7, 2025. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The allocation of total cash distributions is as follows for the three and nine months ended September 30, 2025 and September 30, 2024. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Distribution declared:
Limited partner units - public	$397	$355	$1,110	$986
Limited partner units - MPC	698	619	1,936	1,720
Total LP distribution declared	1,095	974	3,046	2,706
Series A preferred units	—	6	—	21
Total distribution declared	$1,095	$980	$3,046	$2,727

Quarterly cash distributions declared per limited partner common unit	$1.0765	$0.9565	$2.9895	$2.6565

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
MPLX’s initial capital investment plan for 2025 is $2.0 billion, net of reimbursements and excluding capitalized interest, acquisitions and any incremental capital project expenditures associated with acquisitions made during the year. The initial capital investment plan includes growth capital of $1.7 billion and maintenance capital of $300 million. Growth capital expenditures and investments in affiliates during the nine months ended September 30, 2025 were primarily for expanding our Permian to Gulf Coast integrated natural gas and NGL value chain, gas processing plants in the Marcellus and Permian basins and gas gathering projects in the Marcellus, Utica and Permian basins. We continuously evaluate our capital plan and make changes as conditions warrant.

Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2025	2024
Capital expenditures:
Growth capital expenditures	$1,019	$569
Growth capital reimbursements	(100)	(64)
Investments in unconsolidated affiliates(1)	562	186
Return of capital(2)	(101)	(4)
Capitalized interest	(22)	(12)
Total growth capital expenditures(3)	1,358	675
Maintenance capital expenditures	184	151
Maintenance capital reimbursements	(34)	(31)
Capitalized interest	(3)	(2)
Total maintenance capital expenditures	147	118

Total growth and maintenance capital expenditures	1,505	793
Investments in unconsolidated affiliates(1)	(562)	(186)
Return of capital(2)	101	4
Growth and maintenance capital reimbursements(4)	134	95
(Increase)/Decrease in capital accruals	(131)	28
Capitalized interest	25	14
Other	22	—
Additions to property, plant and equipment	$1,094	$748
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows. Investments in unconsolidated affiliates for the nine months ended September 30, 2025 exclude $151 million related to the acquisition of additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline, a $49 million capital contribution to WPC Parent, LLC to purchase Enbridge’s special membership interest in the Rio Bravo Pipeline project, and a $13 million payment related to earnout associated with MXP Parent, LLC. Investments in unconsolidated affiliates for the nine months ended September 30, 2024 exclude $210 million and $18 million related to the acquisition of additional interests in BANGL and Wink to Webster Pipeline LLC, respectively.
(2)    Return of capital for the nine months ended September 30, 2025 excludes $42 million in special distributions received in exchange for the contribution of assets to a joint venture. Return of capital for the nine months ended September 30, 2024 excludes a $134 million cash distribution in connection with the Whistler Joint Venture Transaction.
(3)    Total growth capital expenditures for the nine months ended September 30, 2025 and September 30, 2024 exclude acquisitions of $3,316 million and $622 million, net of cash acquired, respectively.
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

	MPLX Ownership	Nine Months Ended September 30,
(In millions, except ownership percentages)		2025	2024
BANGL, LLC(1)	100%	$60	$84
MXP Parent, LLC(2)	10%	12	47
WPC Parent, LLC(3)	30%	63	18
All other		6	43
Total		$141	$192
(1)    The nine months ended September 30, 2025 reflect activity through June 30, 2025, prior to the BANGL Acquisition.
(2)    Includes growth capital for Matterhorn Express Pipeline.
(3)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership interest in Blackcomb and Traverse Pipeline Holdings, LLC.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At September 30, 2025, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $1.6 billion. See Note 16 to the accompanying unaudited consolidated financial statements for more information on MPLX’s guarantees of our joint venture entities’ obligations.
Cash Commitments
As of September 30, 2025, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2025, our debt obligations increased by $4.8 billion due to the issuance of senior notes and the repayment of senior notes, described in Liquidity and Capital Resources - Debt and Liquidity Overview. There were no other material changes to our cash commitments outside the ordinary course of business.
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
Transactions with Related Parties
As of September 30, 2025, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues and other income(1)	47%	49%	48%	50%
Total costs and expenses	26%	27%	26%	27%
(1)    The three and nine months ended September 30, 2025 exclude the gain on equity method investments related to the BANGL Acquisition. The nine months ended September 30, 2024 excludes the gain on dilution of ownership interest related to the Whistler Joint Venture Transaction.
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
Critical Accounting Estimates
As of September 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted below.

Acquisitions
In accounting for business combinations, acquired assets, assumed liabilities and contingent consideration are recorded based on estimated fair values as of the date of acquisition. The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, is recorded as goodwill or a bargain purchase gain, respectively. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment, intangible assets, contingent consideration and other assets and liabilities. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for valuation assistance.
The fair value of assets and liabilities, including contingent consideration, as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and associated volumes, and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
See Note 3 to the unaudited consolidated financial statements for additional information on our acquisitions. See Note 10 to the unaudited consolidated financial statements for additional information on fair value measurements.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2025, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, respectively; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three and nine months ended September 30, 2025 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

(In millions)	Fair Value as of September 30, 2025(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2025(3)
Outstanding debt
Fixed-rate	$24,890	$2,054	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2025.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2025.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of September 30, 2025.
At September 30, 2025, our portfolio of third‑party debt consisted of fixed-rate instruments and outstanding borrowings, if any, under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 29, 2025, MPLX acquired Northwind Midstream, including its subsidiary Northwind Midstream Partners LLC, which owns and operates a sour gas treating facility in Lea County, New Mexico. We have disclosed to the New Mexico Environment Department (“NMED”) excess air emissions from the facility flares and have initiated discussions with NMED to resolve this matter. We do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2025, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
7/1/2025-7/31/2025	518,089	$50.96	518,089	$294
8/1/2025-8/31/2025	250,050	51.19	250,050	1,281
9/1/2025-9/30/2025	1,197,987	50.75	1,197,987	1,220
Total	1,966,126	50.86	1,966,126
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes any commissions paid to brokers during the relevant period.
(2)On August 2, 2022, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. On August 5, 2025, we announced a board authorization for the repurchase of up to an incremental $1.0 billion of MPLX common units held by the public. These unit repurchase authorizations have no expiration date.
(3)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers.
Item 5. Other Information
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
10.1	Tenth Amendment to the Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
10.2	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective August 25, 2025					X
10.3	MPLX GP LLC Non-Management Director Compensation Policy, as amended and restated effective August 25, 2025					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 4, 2025	By:	/s/ Rebecca L. Iten
Rebecca L. Iten
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)