Form 10-K
period 2025-12-31
MPLX LP
filed 2026-02-26
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No   ☑
The aggregate market value of common units held by non-affiliates as of June 30, 2025 was approximately $19.1 billion. This amount is based on the closing price of the registrant’s common units on the New York Stock Exchange on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
MPLX LP had 1,015,204,337 common units outstanding as of February 20, 2026.
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

Glossary of Terms

The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ANDX	Andeavor Logistics LLC (formerly known as Andeavor Logistics LP), a wholly-owned subsidiary of the Partnership
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel (Bbl)	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bcf/d	One billion cubic feet per day
Btu	One British thermal unit, an energy measurement
DCF (a non-GAAP financial measure)	Distributable Cash Flow
DOT	United States Department of Transportation
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	United States Environmental Protection Agency
ESG	Environmental, social and governance
FASB	Financial Accounting Standards Board
FCF (a non-GAAP financial measure)	Free Cash Flow
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRS	Internal Revenue Service
MarkWest	MarkWest Energy Partners, L.P., a wholly-owned subsidiary of the Partnership
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
USCG	United States Coast Guard
VIE	Variable interest entity

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “advance,” “anticipate,” “believe,” “commitment,” “continue,” “could,” “design,” “drive,” “endeavor,” “estimate,” “expect,” “focus,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “progress,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “strive,” “support,” “target,” “trends,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
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
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, governmental shutdowns, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewable diesel and other renewable fuels or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and Ukraine, tariffs, inflation or rising interest rates;
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
•labor and material shortages;
•the ability to realize expected returns or other benefits on anticipated or ongoing projects or planned or recently completed acquisitions or other transactions, including the recently completed acquisitions of Northwind Delaware Holdings LLC (the “Northwind Midstream Acquisition”) and BANGL, LLC (the “BANGL Acquisition”);
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
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG plans and goals within the expected timeframe, if at all; and
•the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I
Item 1. Business
OVERVIEW
We are a diversified, large-cap master limited partnership formed by MPC in 2012 (as our sponsor) that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks, and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL treating, processing and fractionation facilities. Our assets are positioned throughout the United States. The business consists of two segments based on the product-based value chain each supports: Crude Oil and Products Logistics and Natural Gas and NGL Services. The Crude Oil and Products Logistics segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The Crude Oil and Products Logistics segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The Natural Gas and NGL Services segment provides wellhead to market services including gathering, treating, processing and transportation of natural gas and NGLs. For more information on these segments, see Our Operating Segments discussion below. The map below and Item 2. Properties provide information about our assets as of December 31, 2025:

MPLX
Owned and Part-Owned Light Product Terminal
Owned Asphalt/ Heavy Oil Terminal
Refining Logistics Asset
Gathering System
Owned Marine Facility
Natural Gas Processing Complex(b)
MPC/MPLX Pipeline(a)
MPC Refinery
MPC Renewable Feedstock Processing Facility
MPC Renewable Fuels Facility
MPC Martinez Renewables Joint Venture
Cavern
Marine Inland Route
As of 12/31/25
Note: Illustrative representation of asset map
(a) Includes MPC/MPLX owned and operated lines, MPC/MPLX interest lines operated by others and MPC/MPLX operated lines owned by others.
(b) Includes MPLX owned and operated natural gas processing complexes

We continue to have a strategic relationship with MPC, which is a large source of our revenues. We have executed numerous long-term, fee-based agreements with minimum volume commitments with MPC which provide us with a stable and predictable revenue stream and source of cash flows. As of December 31, 2025, MPC owned our general partner and approximately 64 percent of our outstanding common units. In 2025, MPC accounted for 48 percent of our total revenues and other income, primarily within our Crude Oil and Products Logistics segment, and will continue to be an important source of our revenues and cash flows for the foreseeable future. We also have long-term relationships with a diverse set of producer customers in many crude oil and natural gas resource plays, including the Marcellus Shale, Permian Basin, Utica Shale, STACK Shale and Bakken Shale, among others.
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
2025 RESULTS
The following table summarizes the operating performance for each segment for the year ended December 31, 2025. For further discussion of our segments and a reconciliation of Non-GAAP measures to our Consolidated Statements of Income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8. Financial Statements and Supplementary Data – Note 10.

2025 Segment Results (in millions)
$6,423
$6,575
$3,251
$1,870
$2,470
$4,547
Segment revenues and other income
Segment cost of revenues and purchases
Segment Adjusted EBITDA
Crude Oil and Products Logistics
Natural Gas and NGL Services

RECENT DEVELOPMENTS
•On January 29, 2026, we announced that the board of directors of our general partner declared a distribution of $1.0765 per common unit that was paid on February 17, 2026 to common unitholders of record on February 9, 2026.
•On February 12, 2026, MPLX issued $1.0 billion aggregate principal amount of 5.30 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.10 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering.
ORGANIZATIONAL STRUCTURE
We are a Master Limited Partnership (“MLP”) with outstanding common units held by MPC and public unitholders. Our common units are publicly traded on the NYSE under the symbol “MPLX.”
The following diagram depicts our organizational structure and MPC’s ownership interest in us as of February 20, 2026.

Marathon Petroleum Corporation
(NYSE: MPC)
and Affiliates (including our General Partner)
647 million Common Units
(64% of common units outstanding)
Public Unitholders
368 million
Common Units
(36% of common
units outstanding)
MPLX GP LLC
(our General Partner)
non-economic general partner interest
MPLX LP
(NYSE: MPLX)
(the Partnership)

INDUSTRY OVERVIEW
As of December 31, 2025, our diversified services in the midstream sector broken down by our segments are as follows:
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
Natural Gas and NGL Services:
The midstream natural gas industry is the link between the exploration for, and production of, natural gas and the delivery of its hydrocarbon components to end-use markets, as graphically depicted in blue and further described below:
•Gathering. The natural gas production process begins with the drilling of wells into gas-bearing rock formations. At the initial stages of the midstream value chain, our network of pipelines, known as gathering systems, directly connect to wellheads in the production area. Our gathering systems then transport raw, or untreated, natural gas to a central location for treating and processing.
•Treating. Certain natural gas streams have significant amounts of carbon dioxide (CO2), hydrogen sulfide (H2S) and nitrogen (N2) contaminants that must be removed prior to entering a processing complex. Our treating facilities remove these contaminants so that the resulting sweet gas can be transported to one of our downstream processing facilities.
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
Due to advances in well completion technology and horizontal drilling techniques, unconventional sources such as shale and tight sand formations, have become a source of current and expected future natural gas production. The industry as a whole is characterized by regional competition based on the proximity of gathering systems and processing/fractionation plants to producing natural gas wells, or to facilities that produce natural gas as a byproduct of refining crude oil. Due to the shift in the source of natural gas production, midstream providers with a significant presence in the shale plays will likely have a competitive advantage. Well-positioned operations allow access to all major NGL markets and provide for the development of export solutions for producers. This proximity is enhanced by infrastructure build-out and pipeline projects.
OUR OPERATING SEGMENTS
We conduct our business in two reportable segments: Crude Oil and Products Logistics and Natural Gas and NGL Services. Each of these segments is organized and managed based upon the product-based value chain each supports.
Crude Oil and Products Logistics:
The Crude Oil and Products Logistics segment includes the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. These assets consist of a network of 14,853 miles of wholly and jointly-owned pipelines and associated storage assets, refining logistics assets at 13 refineries, 88 terminals including rail and truck racks, one export terminal, storage caverns, tank farm assets, an inland marine business and a fuels distribution business. For information related to our Crude Oil and Products Logistics assets, please see Item 2. Properties – Crude Oil and Products Logistics. Our Crude Oil and Products Logistics assets are integral to the success of MPC’s operations. We continue to evaluate projects and opportunities that will further enhance our existing operations and provide valuable services to MPC and third parties.
We generate revenue in the Crude Oil and Products Logistics segment primarily by charging tariffs for gathering and transporting crude oil, refined products, other hydrocarbon-based products and renewables through our pipelines and at our barge docks delivering to domestic and international destinations, and fees for storing crude oil, refined products and renewables at our storage facilities. Our marine business generates revenue under a fee-for-capacity contract with MPC. Our fuels distribution business provides services related to the scheduling and marketing of products on behalf of MPC, for which it generates revenue based on the volume of MPC’s products sold each month. We are also the operator of additional crude oil and refined product pipelines either owned by MPC, or in which MPLX or MPC has an ownership interest, for which we are paid operating fees. For the year ended December 31, 2025, approximately 88 percent of Crude Oil and Products Logistics segment revenues and other income was generated from MPC.
Natural Gas and NGL Services:
The Natural Gas and NGL Services segment gathers, treats, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. As of December 31, 2025, gathering and processing assets available to MPLX included approximately 9.4 Bcf/d of gas gathering capacity, 11.2 Bcf/d of natural gas processing capacity and 819 mbpd of fractionation and de-ethanization capacity. MPLX also owns or operates approximately 1,401 miles of NGL pipelines. For a summary of our gas processing facilities, fractionation facilities, natural gas gathering systems and NGL and natural gas pipelines see Item 2. Properties – Natural Gas and NGL Services.
Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction. For the year ended December 31, 2025, revenues with one customer primarily related to these NGL transactions in the Southwest region accounted for approximately 20 percent of Natural Gas and NGL Services segment revenues. Revenues earned from two customers within the Marcellus region were also significant to the segment; however, neither of these customers represented more than 15 percent of Natural Gas and NGL Services segment revenues. These customers were not significant to MPLX consolidated revenues.
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
MPC retains a significant interest in us through its non-economic ownership of our general partner and held approximately 64 percent of the outstanding common units of MPLX as of December 31, 2025. Given MPC’s significant interest in us, we believe MPC will promote and support the successful execution of our business strategies. We have implemented and continue to pursue growth and integration opportunities along the existing product-based value chains that benefit both MPC and MPLX, demonstrated by the continued expansion of the Permian to Gulf Coast integrated value chain, which includes the recently completed Northwind Midstream Acquisition and BANGL Acquisition.
OUR CRUDE OIL AND PRODUCTS LOGISTICS CONTRACTS WITH MPC AND THIRD PARTIES
Transportation Services Agreements, Storage Services Agreements, Terminal Services Agreements and Fuels Distribution Services Agreement with MPC
Our Crude Oil and Products Logistics assets are strategically located within, and integral to, MPC’s operations. We have entered into multiple transportation, terminal and storage services agreements with MPC. Under these long-term, fee-based agreements, we provide transportation, terminal and storage services to MPC and most of these agreements include minimum committed volumes from MPC. Under the marine transportation services agreement, MPC has committed to pay a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment. We also have a fuels distribution agreement with MPC under which we provide scheduling and other services for MPC’s products.
The following table sets forth additional information regarding our transportation, storage, terminal and fuels distribution services agreements with MPC as expected to be in effect throughout 2026:

Agreement	Initial Term (years)	MPC minimum commitment
Transportation Services (mbpd):
Crude pipelines(1)	4 - 10	1,933
Refined product pipelines(2)	1 - 15	1,597
Marine(3)	3	N/A
Storage Services (mbbls):
Tank Farms(4)	2 - 12	135,013
Caverns(5)	10 - 20	3,632
Terminal Services(6) (mbpd)	Various	2,256
Fuels Distribution Services(7) (millions of gallons per year)	10	23,449
(1)    Renewal terms include multiple two to five-year terms.
(2)     Renewal terms include multiple one to five-year terms.
(3)     MPC has committed to utilize 100 percent of our available capacity of boats and barges. This agreement is subject to two renewal periods of three years each.
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
(7)    The contract was effective in February 2018 and includes one additional five-year renewal term, subject to negotiation by the parties.
Under transportation services agreements containing minimum volume commitments, if MPC fails to transport its minimum throughput volumes during any period, MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Under certain transportation services agreements, the amount of any deficiency payment paid by MPC may be applied as a credit for any volumes transported on the applicable pipeline in excess of MPC’s minimum volume commitment during a limited number of succeeding periods, after which time any unused credits will expire.
Under most of our terminal services agreements, if MPC fails to meet its minimum volume commitment during any period, MPC will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual fee then in effect. Some of our terminal services agreements contain minimum commitments for various additional services such as storage and blending.
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
Our agreements with MPC provide for annual escalations that are either fixed or based on a variety of factors including the FERC index and various other inflation-based indices depending on the nature and geography of the services provided.
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
Marine Management Services Agreements with MPC
MPLX has an agreement with MPC under which it provides management services to assist MPC in the oversight and management of the marine business. MPLX receives fixed annual fees for providing the required services, which are subject to predetermined annual escalation rates. This agreement is subject to an initial term of five years and automatically renews for one additional five-year period unless terminated by either party.
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
Additionally, we have certain indemnification agreements with MPC under which MPC retains responsibility for remediation of environmental liabilities due to the use or operation of the assets prior to our ownership, and indemnifies us for any losses we incur arising out of those remediation obligations.
OUR NATURAL GAS AND NGL SERVICES CONTRACTS WITH MPC AND THIRD PARTIES
The majority of our revenues in the Natural Gas and NGL Services segment are generated from wellhead to market services, including natural gas gathering, treating, transportation and processing; and NGL transportation, fractionation, marketing and storage. MPLX enters into a variety of contract types including fee-based, percent-of-proceeds, keep-whole and purchase arrangements in order to generate revenues. See Item 8. Financial Statements and Supplementary Data – Note 2 for a further description of these different types of arrangements.
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
Keep-whole Agreement with MPC
MPLX had a keep-whole commodity agreement related to our Rockies operations with MPC. Under the agreement, MPC paid us a processing fee for NGLs related to keep-whole agreements and we paid MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provided for a base volume subject to a base rate and incremental volumes subject to variable rates, which were calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes was subject to revision each year. This agreement expired in March 2025.
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
COMPETITION
Within our Crude Oil and Products Logistics segment, our competition primarily comes from independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies, distribution companies with marketing and trading arms and other wholesale petroleum products distributors. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in the area, and in areas where no refinery is present, by the availability of products and the cost of transportation to the area from other locations. Competition for oil supplies is based primarily on the price and scope of services, location of the facility and connectivity to the best priced markets.
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
Our Natural Gas and NGL Services competitors include:
•natural gas midstream providers, of varying financial resources and experience, that gather, treat, transport, process, fractionate, store and market natural gas and NGLs;
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

We believe that our customer focus, demonstrated by our ability to offer an integrated package of services and our flexibility in considering various types of contractual arrangements, allows us to compete more effectively. This includes having access to both NGL and natural gas markets to allow for flexibility in our gathering and processing in addition to having critical connections to a strong sponsor and key market outlets for NGLs and natural gas. Our strategic gathering and processing agreements with key producers enhance our competitive position to participate in the further development of our resource plays. The strategic location of our assets, including those connected to MPC, and the long-term nature of many of our contracts also provide a significant competitive advantage.
INSURANCE
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and business interruption. While certain insurance policies are shared with MPC, MPLX maintains its own retention structure.
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
For a discussion of environmental capital expenditures and costs of compliance, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Compliance Costs. For additional information regarding regulatory risks, see Item 1A. Risk Factors.
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
The EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates for interstate transportation service in effect for the 365-day period ending on the date of the passage of the EPAct 1992 were deemed just and reasonable and therefore are grandfathered. Subsequent changes to those rates are not grandfathered. New rates have since been established after the EPAct 1992 for certain pipelines, and certain of our pipelines have subsequently been approved to charge market-based rates.
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

Energy Policy Act of 2005
Under the Domenici-Barton Energy Policy Act of 2005 (“EPAct 2005”) and related regulations, it is unlawful for gas pipelines and storage companies that provide interstate services to: (i) directly or indirectly, use or employ any device, scheme or artifice to defraud in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The EPAct 2005 gives the FERC civil penalty authority to impose penalties for certain violations. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct 2005.
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
The EPA’s rule designating Perfluorooctanoic Acid (“PFOA”) and Perfluorooctane Sulfonate (“PFOS”) as hazardous substances under CERCLA Section 102(a) became effective on July 8, 2024. The rule has been challenged in court. In addition, the EPA has received three petitions requesting regulatory action on per- and polyfluoroalkyl substances (“PFAS”) under RCRA and in February 2024, proposed two regulations that would add nine PFAS, including PFOA and PFOS, to the list of RCRA hazardous constituents and broaden the definition of hazardous waste applicable to corrective action requirements at hazardous waste treatment, storage, and disposal facilities. We cannot currently predict the impact of these regulations on our remediation costs.
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
Construction or maintenance of our plants, compressor stations, pipelines, barge docks and storage facilities may impact wetlands or other surface water bodies, which are also regulated under the CWA by the EPA, the United States Army Corps of Engineers (“Army Corps”) and state water quality agencies. Regulatory requirements governing wetlands and other surface water bodies (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. We believe that we are in substantial compliance with the CWA and analogous state laws. However, there is no assurance that we will not incur material increases in our operating costs or delays in the construction or expansion of our facilities because of future developments, the implementation of new laws and regulations, the reinterpretation of existing laws and regulations, or otherwise, including, for example, increased construction activities, potential inadvertent releases arising from pursuing borings for pipelines, and earth slips due to heavy rain and/or other causes.
On October 22, 2019, the EPA and the Army Corps published a final rule to repeal the 2015 “Clean Water Rule: Definition of Waters of the United States” (“2015 Rule”), which amended portions of the Code of Federal Regulations to restore the regulatory text that existed prior to the 2015 Rule, effective December 23, 2019. The rule repealing the 2015 Rule has been challenged in multiple federal courts. On April 21, 2020, the EPA and the Army Corps promulgated the Navigable Waters Protection Rule (“2020 Rule”) to define “waters of the United States.” The 2020 Rule has been vacated by a federal court. On January 18, 2023, the EPA and the Army Corps published a final rule (“2023 Rule”) repealing the 2020 Rule defining “waters of the United States” and adopting a rule largely based upon the definition adopted in 1986 with some revisions based upon subsequent United States Supreme Court rulings, in particular Rapanos v. United States (2006), which produced two different tests for determining “waters of the United States,” the relatively permanent waters and significant nexus tests. The 2023 Rule has been challenged in multiple federal courts and has been enjoined from applying in 27 states where the pre-2015 “waters of the United States” definition and guidance applies. On May 25, 2023, the United States Supreme Court issued its decision in Sackett v. EPA rejecting the significant nexus test in favor of the relatively permanent waters test, thereby narrowing the scope of wetlands and other water bodies regulated as “waters of the United States.” On September 8, 2023, the EPA and the Army Corps revised the 2023 Rule to conform to the Sackett decision (“Revised 2023 Rule”). The Revised 2023 Rule applies in only 23 states and has also been challenged in multiple federal courts. On November 20, 2025, the EPA and the Army Corps published a proposed rule revising the definition of “waters of the United States," which may provide further clarification and increase Clean Water Act program predictability and consistency, and the public comment period ended January 5, 2026. The regulatory uncertainty could result in delays in permitting and impact pipeline construction and maintenance activities.
In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The Army Corps subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. A challenge of the 2021 authorization is currently pending before the U.S. District Court for the District of Columbia (“D.D.C.”), after being transferred from the U.S. District Court for the District of Montana in August 2022 and the plaintiffs request the court vacate and remand the 2021 authorization. Also, a petition has been filed with the Army Corps asking it to revoke the 2021 authorization. On January 8, 2026, the Army Corps published a final action reissuing NWP 12 without any substantive changes. The reissued permit goes into effect on March 15, 2026, and replaces the 2021 version of the permit, which expires on March 14, 2026.
As part of our emergency response activities, we have used aqueous film forming foam (“AFFF”) containing PFAS chemicals as a vapor and fire suppressant. At this time, AFFFs containing PFAS are the most effective foams to prevent and control a flammable petroleum-based liquid fire involving a large storage tank or tank containment area. Fluorine-free firefighting foams are currently under development but have not yet proven to be as effective as AFFFs containing PFAS for all applications.
In May 2016, the EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - PFOA and PFOS. These HALs were updated in June 2022, when the EPA also issued HALs for two additional PFAS substances. In February 2019, the EPA issued a PFAS Action Plan identifying actions it is planning to take to study and regulate various PFAS chemicals. The EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) developing cleanup recommendations for PFOA and PFOS, (3) evaluating the listing of PFOA and PFOS as hazardous substances under CERCLA, and (4) conducting toxicity assessments for other PFAS chemicals. Also, on April 26, 2024, the EPA issued a final rule establishing national drinking water standards for PFOS, PFOA, perfluorohexane sulfonic acid (“PFHxS”), perfluorononanoic acid (“PFNA”), perfluorobutane sulfonic acid (“PFBS”), and hexafluoropropylene oxide dimer acid and its ammonium salt (also known as “GenX”). Congress may also take further action to regulate PFAS. We cannot currently predict the impact of these regulations on our operations. In addition, many states are actively proposing and adopting legislation and regulations relating to the use of AFFFs containing PFAS. Additionally, many states are using the EPA HALs for PFOS and PFOA and some states are adopting and proposing state-specific drinking water and cleanup standards for various PFAS, including but not limited to PFOS and PFOA. We cannot currently predict the impact of these regulations on our liquidity, financial position, or results of operations.
Air Emissions
The CAA and comparable state laws restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements. However, we may be required to incur capital expenditures and may continue to incur capital expenditures in the future for installation of air pollution control equipment and may encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of, new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs.

In February 2024, the EPA lowered the primary annual National Ambient Air Quality Standard (“NAAQS”) for particulate matter (“PM2.5””) from 12.0 µg/m3 to 9.0 µg/m3. Lowering of the NAAQS and subsequent designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require emission reductions that could result in increased costs to us or our customers. The final rule is under appeal, and on November 24, 2025, the EPA filed a motion indicating the rule had been issued in error and asked the court to vacate the rule. We cannot predict the effects of the various state implementation plan requirements at this time.
In 2007, the California Air Resources Board (“CARB”) adopted the At-Berth Regulation to control airborne emissions from ocean-going vessels at berth but excluded tanker vessels due to safety and technological challenges for stack emission capture on vessels with hazardous cargo, which challenges still exist today. CARB amended the regulation in August 2020 to include maximum emission rates from auxiliary engines and boilers used to unload tanker vessels at berth. The obligation to meet the emission rates applies to both a vessel and the terminal where it is unloading or loading. The emission rates apply to vessels unloading at terminals at the Port of Long Beach and the Port of Los Angeles beginning January 1, 2025, and at all other terminals beginning January 1, 2027. The waiver issued by the US EPA for the amended regulation has been challenged. Compliance with the regulation is expected to increase our costs at affected facilities; however, to the extent permitted by regulations and our existing agreements, we expect to pass these costs on to our customers.
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

The EPA’s final rule titled “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Natural Gas Sector Climate Review,” which was published in March 2024, requires MPLX to control and reduce methane emissions within its natural gas gathering and boosting operations and gas processing facilities. In 2025, the EPA extended the compliance deadlines for several provisions in the rule. The rule is consistent with the voluntary methane reduction programs that MPLX has been implementing through its Focus on Methane Program. As a result, although the rule requires MPLX to make additional investments to further reduce methane emissions, we do not believe the rule will have a material impact to our operations.
The Inflation Reduction Act of 2022 includes a charge on methane emissions above a certain threshold at facilities emitting more than 25,000 metric tons of carbon dioxide equivalent annually. The charge starts at $900 per metric ton of methane in the first year, $1,200 per metric ton in the second year, and increasing to $1,500 per metric ton in the third year and beyond. The One Big Beautiful Bill Act, signed into law on July 4, 2025, postponed implementation of the methane waste emissions charge until 2034, with payments due in 2035. At this time, we do not expect it to have a material adverse effect on our operations, financial condition or results of operations.
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
The Migratory Bird Treaty Act implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. In accordance with this law, the taking, killing or possessing of migratory birds covered under this act is unlawful without authorization. If there is the potential to adversely affect migratory birds as a result of our operations or construction activities, we may be required to seek authorization to conduct those operations or construction activities, which may result in specified operating or construction restrictions on a temporary, seasonal, or permanent basis in affected areas and thus have an adverse impact on our ability to provide timely gathering, treating, processing or fractionation services to our exploration and production customers.
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
MPC believes its employees are its greatest asset of strength, and its culture reflects the quality of individuals across its workforce. Its collaborative efforts, which include fostering an inclusive environment, providing broad-based development and mentorship opportunities, recognizing and rewarding accomplishments and offering benefits that support the well-being of its employees and their families, contribute to increased engagement and fulfilling careers. Empowering people and prioritizing accountability are also key components for developing a high-performing culture, which is critical to achieving MPC’s strategic vision.
Employee Profile
As of December 31, 2025, our general partner and its affiliates had approximately 5,762 full-time employees that provide services to us under our employee services agreements.
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
Talent Management
MPC’s People Strategy holistically addresses the dynamic business environment it operates in. It enables MPC to be an employer of choice in the face of shifting talent needs and availability. Executing this People Strategy requires that it attracts and retains the best talent with the right skills and capabilities when we need them. Attracting and retaining top talent involves presenting employees with the tools for success and providing opportunities for long-term engagement and career advancement. MPC also provides job architecture with defined skills and competencies, along with tools and people processes to identify skill gaps and support career development to help its employees grow. Its Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows it to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. MPC believes each candidate brings a new perspective to its workforce, and it actively seeks candidates with a variety of backgrounds and experience.

MPC equips its employees at every level with classroom training, online courses and on the job activities that provide the knowledge and skills necessary to perform their daily job functions safely and successfully. Simultaneously, it supports its employees with a wide range of career development programs, tools and key talent processes to help them advance and grow their careers within MPC.
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
MPC offers comprehensive benefits that are also benchmarked annually, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. MPC also provides retirement programs, including a 401(k) plan and active defined benefit plan, life insurance, family building and support programs, sick and disability benefits, education assistance, as well as supports the well-being of employees and their families through a comprehensive Employee Assistance Program and financial wellness tools. In addition, MPC encourages employees to refresh and recharge by providing competitive vacation programs and paid parental leave benefits for birth mothers and nonbirth parents. Further, MPC awards a significant number of college and trade school scholarships to the high school senior children of its employees through the Marathon Petroleum Scholars Program. Both full-time and part-time employees are eligible for these benefits.
Inclusion
Inclusion is embedded in MPC’s People Strategy, guided by core values, and supported by a dedicated team of subject matter experts and leadership. MPC’s approach is grounded in a belief that a workplace where employees feel respected, supported and empowered to contribute their best leads to better performance and safer operations. By embedding inclusion and opportunity into the way it works, MPC strengthens collaboration, fuels innovation and positions MPLX for long-term success.
MPC promotes inclusivity and respect among its employees. MPC recognizes that when employees feel valued, it shows in their performance. MPC’s employee networks demonstrate this by offering voluntary opportunities for employees to connect with others. Any employee may choose to join any of the seven groups - ADAPT, ARISE, FAMILIA, HONOR, HOPE, PRIDE, and PROMISE. Led by employees with involvement and support from executive sponsors, these networks connect colleagues from across MPC and provide opportunities for development, networking and community involvement.
AVAILABLE INFORMATION
General information about MPLX LP and its general partner, MPLX GP LLC, including Governance Principles, Audit Committee Charter, Conflicts Committee Charter and Certificate of Limited Partnership, can be found at www.mplx.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available in this same location. We would post on our website any amendments to, or waivers from, either of our codes requiring disclosure under applicable rules within four business days following any such amendment or waiver.
MPLX LP uses its website, www.mplx.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the SEC, or on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.
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
•our ability to increase fees enough to cover costs incurred under our gathering, treating, processing, transmission, transportation, fractionation, stabilization and storage agreements;
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
Business and Operational Risks
A significant decrease in crude oil and natural gas production in our areas of operation may adversely affect our business, financial condition, results of operations and cash available for distribution.
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
Fluctuations in energy prices can negatively affect drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and regional demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, alternative energy sources such as wind, solar and other renewable energy technologies, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low energy prices could result in producers deciding to limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to our facilities and adversely affect our revenues and cash available for distribution.
This impact may also be exacerbated in circumstances where our compensation for services is commodity-based, which are more directly impacted by changes in natural gas and NGL prices than our fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, our purchase and resale of natural gas and NGLs in the ordinary course exposes us to significant risk of volatility in natural gas or NGL prices due to the potential difference in price at the time of purchase and subsequent sale. The significant volatility in natural gas, NGL and crude oil prices could adversely impact our unit price, thereby increasing our distribution yield and cost of capital. Such impacts could adversely impact our ability to execute our long-term organic growth projects, satisfy our obligations to our customers, and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.
We may not always be able to accurately estimate expected production volumes of our producer customers; therefore, volumes we service in the future could be less than we anticipate.
We may not be able to accurately estimate expected production volumes of our producer customers. Furthermore, we may have only limited crude oil, natural gas, NGL or refined product supplies committed to any new facility prior to its construction. We may build new facilities based on expected production growth or market demand. If these expectations are not met, the facilities may be underutilized or may not operate as planned. In order to attract additional crude oil, natural gas, NGL or refined product supplies from a customer, we may be required to order equipment and facilities, obtain rights of way or other land rights or otherwise commence construction activities for facilities that will be required to serve such customer’s additional supplies prior to executing agreements with the customer. If such agreements are not executed, we may be unable to recover such costs and expenses. Additionally, new facilities may not be able to attract enough crude oil, natural gas, NGLs or refined products to achieve our expected investment return. Alternatively, crude oil, natural gas, NGL or refined product supplies committed to facilities under construction may be delivered prior to completion of such facilities. In such event, we may be required to temporarily utilize third-party facilities to offload crude oil, natural gas, NGLs or refined products, which may increase our operating costs and reduce our cash available for distribution.
We depend on third parties for the crude oil, natural gas and refined products we gather, transport and store, the natural gas we process, and the NGLs we fractionate and stabilize at our facilities, and a reduction in these quantities could reduce our revenues and cash flow.
A significant portion of our supply of crude oil, natural gas, NGLs and refined products comes from few key suppliers, who may be under no obligation to deliver a minimum volume. If these or several smaller producers, were to decrease the supply of crude oil, natural gas, NGLs or refined products to our systems and facilities for any reason, we could experience difficulty in replacing those lost volumes. In some cases, the producers or suppliers are responsible for gathering or delivering oil, natural gas, NGLs or refined products to our facilities or we rely on other third parties to deliver volumes to us on behalf of the producers or suppliers. If such producers, suppliers or other third parties are unable, or otherwise fail to, deliver the volumes to our facilities, or if our agreements with any of these third parties terminate or expire such that our facilities are no longer connected to their gathering or transportation systems or the third parties modify the flow of natural gas or NGLs on those systems away from our facilities, the throughput on and utilization of our facilities may be reduced, or we may be required to incur significant capital expenditures to construct and install gathering pipelines or other facilities to be able to receive such volumes. Since most of our operating costs are fixed, a reduction in delivered volumes lowers revenue, net income and cash flow.
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
As a consequence of the increase in competition in the industry, as well as the volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many customers purchase natural gas from multiple suppliers and can switch providers or even switch to alternative fuels when prices fluctuate. Because we compete with many companies of varying size and resources in the natural gas market, we often rely on price. If management cannot renew contracts or adapt to market changes, our profitability may be impacted.
The fees charged to third parties under our gathering, treating, processing, transmission, transportation, fractionation, stabilization and storage agreements may not escalate sufficiently to cover increases in costs, or the agreements may not be renewed or may be suspended in some circumstances.
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
We are increasingly dependent on our information technology systems and those of our third-party business partners and service providers for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personal data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions.
Our information systems (and those of our third-party business partners and service providers), including our cloud computing environments and operational technology environments, are subject to numerous and evolving cybersecurity threats and attacks, including ransomware and other malware, phishing and social engineering schemes, supply chain attacks, and advanced artificial intelligence attacks, which can compromise our ability to operate, and the confidentiality, availability, and integrity of data in our systems or those of our third-party business partners and service providers. These and other cybersecurity threats may originate with criminal attackers, advanced persistent threats and nation-state actors, state-sponsored actors, or employee error or malfeasance. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software, including software commonly used by companies in cloud-based services and bundled software. Because the techniques used to obtain unauthorized access, or to disable or degrade systems, continuously evolve and some have become increasingly complex and sophisticated, and can remain undetected for a period of time despite efforts to detect and respond in a timely manner, we (and our third-party business partners and service providers) are subject to the risk of cyberattacks and cybersecurity incidents.
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
Cybersecurity incidents involving our information technology systems or those of our third-party business partners and service providers can result in theft, destruction, loss, misappropriation or release of confidential financial data, personal data, intellectual property and other information; give rise to remediation or other expenses; result in litigation, claims and increased regulatory review, investigations, or scrutiny; reduce our customers’ willingness to do business with us; disrupt our operations and the services we provide to customers; and subject us to litigation and legal liability under international, U.S. federal and state laws. Any of such results could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Increasing regulatory focus on and expanding laws related to data privacy issues could expose us to increased liability, subject us to lawsuits, investigations, reputational harm and increase costs and restrictions on our operations that could significantly and adversely affect our business.
Along with our own data and information collected in the normal course of our business, we, and some of our third-party service providers, collect, use, transfer and retain certain data that is subject to specific laws and regulations. The transfer and use of this data is becoming increasingly complex. This data is subject to governmental regulation at international, federal, state and local levels in many areas of our business, including data privacy and security laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”). To date, comprehensive state privacy laws have been proposed or passed in more than twenty U.S. states. Additionally, the U.S. Federal Trade Commission and multiple state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures regarding such practices. Existing and potential future data privacy laws pose increasingly complex compliance, monitoring and control obligations and could potentially elevate our costs and risk exposure. As the implementation, interpretation, and enforcement of such laws continue to progress and evolve, there may also be developments that amplify such costs and risk exposure. Any failure by us, or by a third-party service provider upon which we rely, to comply with these laws and regulations, including as a result of a cybersecurity incident or privacy breach, could expose us to significant penalties and liabilities, including individual claims or consumer class actions, commercial litigation, administrative, and investigations or actions, regulatory intervention and sanctions or fines.
As we integrate artificial intelligence technologies into our processes, these technologies may present business, compliance and reputational risks.
Recent and continuously evolving technological advances in artificial intelligence (“AI”) and machine-learning technology present new opportunities and also pose new risks. Our integration of these technologies, whether developed internally or procured through our third-party service providers, into our processes may result in new or expanded risks and liabilities. Such risks and liabilities include enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The utilization of AI could also result in loss of intellectual property and subject us to heightened risks related to intellectual property infringement or misappropriation. The use of AI can lead to unintended consequences, including generating content that is inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to risks related to inaccuracies or errors in the output of such technologies.
Our investments in joint ventures could be adversely affected by our reliance on our joint venture partners and their financial condition, and our joint venture partners may have interests or goals that are inconsistent with ours.
We conduct some of our operations through joint ventures in which we share control over certain economic and business interests with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have an interest, to adequately manage the risks associated with any joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
We have significant debt obligations, which totaled $26.0 billion as of December 31, 2025, including amounts, if any, outstanding under our loan agreement with MPC. We may incur significant debt obligations in the future. Our indebtedness may impose various restrictions and covenants on us that could have, or the incurrence of such debt could otherwise result in, material adverse consequences, including:
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
Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur additional debt for acquisitions or other purposes or refinance existing debt and our ability to make distributions at our intended levels.
Our revolving credit facility and our loan agreement with MPC have variable interest rates. As a result, future interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future at or prior to the applicable stated maturity. A prolonged rising interest rate environment could have an adverse impact on our ability to issue equity, refinance existing debt or incur additional debt for acquisitions or other purposes on favorable terms, if at all. Accordingly, increases in interest rates could adversely impact our business, financial conditions, results of operations, cash flows and our ability to make distributions at our intended levels.
As with other yield-oriented securities, our unit price will be impacted by our cash distributions and the implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price.
We are exposed to the credit risks of our key customers, and any material non-payment or non-performance by our key customers could reduce our ability to make distributions to our unitholders.
We are subject to risks of loss resulting from non-payment or non-performance by our customers, which risks may increase during periods of economic uncertainty. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. This risk is further heightened during sustained periods of declines of natural gas, NGL and crude oil prices. To the extent any of our customers are in financial distress or commence bankruptcy proceedings, our contracts with them, including provisions relating to dedications of production, may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If a contract with a customer is altered or rejected in bankruptcy proceedings, we could lose some or all of the expected revenues associated with that contract. Any such material non-payment or non-performance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2025, our balance sheet reflected $8.8 billion and $1.4 billion of goodwill and other intangible assets, respectively. We have in the past recorded significant impairments of our goodwill. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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
Legal and Regulatory Risks
We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental and other laws or regulations. Changes to the federal government’s policies and operations could lead to increased regulatory uncertainty and volatility and increased state regulation, which may impact our business, financial condition and results of operations.
Our business is subject to numerous environmental laws and regulations at the federal, state and local level. These laws and regulations continue to increase in both number and complexity and affect our business. Laws and regulations expected to become more stringent relate to the following:
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
In 2025, the U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions. The U.S. EPA and other federal agencies began proposing and promulgating regulations consistent with the administration’s policy changes. If the federal government relaxes or revokes certain environmental regulations, states may pass laws that vary in stringency and scope by state, creating a patchwork of regulation. For example, various states have passed laws regulating the use of materials containing PFAS and setting action levels for the remediation of certain PFAS. We cannot predict the extent to which states will pass such legislation, or the ultimate effect these state laws will have on our business, financial condition and results of operations.
Increased regulation of hydraulic fracturing and other oil and gas production activities could result in reductions or delays in U.S. production of crude oil and natural gas, which could adversely affect our results of operations and financial condition.
While we do not conduct hydraulic fracturing operations, we do provide gathering, treating, processing and fractionation services with respect to natural gas and natural gas liquids produced by our customers as a result of such operations. A range of federal, state and local laws and regulations currently govern or, in some cases, prohibit, hydraulic fracturing in some jurisdictions. Stricter laws, regulations and permitting processes may be enacted in the future. If federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing or other oil and gas production activities are enacted or expanded, such efforts could impede oil and gas production, increase producers’ cost of compliance, and result in reduced volumes available for our midstream assets to gather, treat, process and fractionate.
Climate change and GHG emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could adversely impact our business, results of operations and financial condition.
Currently, multiple legislative and regulatory measures to address GHG and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
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
Additionally, private plaintiffs and government parties have undertaken efforts to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. For example, the Dakota Access Pipeline, in which we have a minority interest, is subject to, and may in the future be subject to, litigation seeking a permanent shutdown of the pipeline. There remains a high degree of uncertainty regarding the ultimate outcome of these types of proceedings, as well as their potential effect on our business, financial condition, results of operation and cash flows.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures regarding climate-related initiatives. MPLX has established a target to reduce methane emissions intensity and MPC, MPLX’s largest customer, has established a target to reduce GHG emissions intensity. These targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We assess progress with these targets on an annual basis. We may modify, discontinue, update or expand targets or adopt new metrics as new information, opportunities, and technologies become available. Further, there are conflicting expectations and priorities from regulatory authorities, investors, voluntary reporting frame works, and other stakeholders surrounding accounting and disclosure of ESG matters and climate related initiatives. Our efforts to accomplish and accurately report on these goals and objectives, which may be, in part, dependent on the actions of suppliers and other third parties, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and unit price.
Efforts to achieve goals and targets, such as the foregoing and future internal climate-related initiatives, may increase costs, require purchase of carbon credits, or limit or impact our business plans and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets and an impairment of the associated net book value, among other material adverse impacts. Additionally, as the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Our failure or perceived failure to pursue or fulfill such goals and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, unit price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
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
Some states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. The adoption of additional laws or regulations that apply more comprehensive or stringent safety standards to gas, NGL, crude oil and refined product lines or other facilities, or the expansion of regulatory inspections by regulators, could require us to install new or modified safety controls, pursue added capital projects, make modifications or operational changes, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased capital and operational costs or operational delays that could be significant and have a material adverse effect on our business, financial position, results of operations, cash flows and our ability to make distributions to our unitholders.
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
Significant acquisitions, including the Northwind Midstream Acquisition and the BANGL Acquisition, will involve the integration of new assets or businesses and may present substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.
Significant acquisitions, including the Northwind Midstream Acquisition and the BANGL Acquisition, involving the addition of new assets or businesses will present risks, which may include, among others:
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
In addition, significant stockholders of MPC may attempt to effect changes at MPC or acquire control of the company, which could impact MPC’s business strategies. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. As a result, stockholder campaigns at MPC could directly or indirectly adversely affect our results of operations and financial condition and our ability to sustain or increase distributions to our unitholders.
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
MPC must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore, cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at MPC in the future increases the risk that it may default on its obligations to us under our transportation and storage services agreements. As of December 31, 2025, MPC had consolidated long-term indebtedness of approximately $33.3 billion, of which $7.3 billion was a direct obligation of MPC or its subsidiaries other than MPLX or its consolidated subsidiaries. The covenants contained in the agreements governing MPC’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner.
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
Rating agencies have in the past, and may in the future, change MPLX’s credit ratings or credit outlook following developments at MPC. If these ratings are lowered in the future, the interest rate and fees MPC pays on its credit facilities may increase. Credit rating agencies will likely consider MPC’s debt ratings when assigning ours because of MPC’s ownership interest in us, the significant commercial relationships between MPC and us, and our reliance on MPC for a portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of us or MPC, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our business, financial positions, results of operations, cash flows and our ability to make distributions to our unitholders.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” generally became limited to the sum of our business interest income and 30 percent of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, our adjusted taxable income was also computed without regard to any depreciation or amortization. The Tax Cuts and Jobs Act provided that for taxable years beginning on or after January 1, 2022, adjusted taxable income would need to be computed taking into account any depreciation or amortization for this purpose, but the One Big Beautiful Bill Act, passed on July 4, 2025, reversed this change, and we may again add back depreciation and amortization in computing adjusted taxable income.
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
MPC owned our general partner and approximately 64 percent of our outstanding common units as of February 20, 2026. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership, conflicts of interest may arise between MPC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including MPC, over the interests of our common unitholders, which may occur under our Partnership Agreement without being independently reviewed by the conflicts committee. These conflicts include, among others, the following situations:
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
•provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•provides that our general partner will not be in breach of its obligations under our Partnership Agreement or any of its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our Partnership Agreement.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are wholly owned subsidiaries of MPC. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. As of February 20, 2026, our general partner and its affiliates owned approximately 64 percent of the outstanding common units (excluding common units held by officers and directors of our general partner and MPC). As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
As of February 20, 2026, MPC held 647,415,452 common units. Additionally, we have agreed to provide MPC with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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

Risk Management and Strategy
MPC has processes in place designed to protect our information systems, data, assets, infrastructure and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability. These enterprise-wide processes are based upon policies, practices and standards that guide MPC on identifying, assessing, and managing material risks from cybersecurity threats and include, but are not limited to:
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
As of February 26, 2026, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents have had, or are reasonably likely to have, a material adverse effect on the Partnership, including our business strategy, results of operations, or financial condition. However, there can be no assurance that MPC’s cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that efforts will always be successful. It is possible that cybersecurity incidents may occur and could have a material adverse effect on our business strategy, results of operations, or financial condition. See “Business and Operational Risks--We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Governance
The full Board of Directors of MPLX GP oversees enterprise-level risks and in conjunction with the Audit Committee of the MPLX GP Board oversees risks from cybersecurity threats as informed through MPC’s ERM program. MPC’s CDO and CISO are standing members of the ERM committee, comprised of members of senior management, and as part of the committee, report on and evaluate cybersecurity threats and risk management efforts, as communicated to them by way of their direct reports and the larger cybersecurity team. The MPC CDO and CISO are responsible for assessing and managing risks from cybersecurity threats. The CDO and CISO provide regular cybersecurity briefings to the MPLX GP Board of Directors including the MPLX GP Audit Committee, with a minimum of two briefings per year and additional briefings as needed. The MPLX GP Audit Committee also has direct access to the CDO and CISO and their management teams for other updates on cybersecurity and information security strategy throughout the year. Additionally, the CDO and CISO, from time to time, meet with members of management to discuss cybersecurity risks, strategy and threats.
MPC’s CISO is responsible for implementing the cybersecurity program which is comprised of Cybersecurity GRC (Governance, Risk & Compliance), Cybersecurity Architecture, Engineering & Operations, and a Cyber Fusion Center that includes Threat Intelligence, Vulnerability Management, & Incident Response. MPC’s CISO has more than 30 years of experience in the oil and gas industry and has held various leadership and strategic roles related to information security and related technology, including collectively serving as a chief information security officer for seven years at two publicly traded companies. Its CISO also holds an Executive Master in Cybersecurity degree and a Master of Computer Science degree.

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
The following table sets forth information regarding our crude oil and refined product pipeline systems as of December 31, 2025.

	Diameter	Length (miles)
Crude Systems(1)	2" - 42"	5,259
Refined Product Systems(2)	4" - 36"	3,787
(1)    Includes approximately 16 miles of pipeline leased from third parties and 1,168 miles of inactive pipeline.
(2)    Includes approximately 2 miles of pipeline leased from third parties, 197 miles of inactive refined product pipeline, 87 miles in which we have partial ownership of 65 percent and 17 miles in which we have partial ownership of 50 percent.
The following table sets forth information regarding the pipeline systems which we have an interest in through ownership of our equity method investments as of December 31, 2025.

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
(2)    The investment in W2W Holdings LLC includes our 16 percent indirect interest in Wink to Webster Pipeline LLC.
(3)     LOOP LLC also includes the Louisiana Offshore Oil Port, a deepwater offloading crude oil port, as well as temporary crude oil storage.

Terminal Assets
The following table sets forth certain information regarding our owned and operated terminals as of December 31, 2025.

Owned and Operated Terminals	Number of Terminals	Tank Shell Capacity (mbbls)	Number of Tanks
Refined Product Terminals:
Alabama	2	443	16
Alaska	3	1,536	35
California	8	3,472	56
Florida	3	2,265	48
Georgia	4	952	28
Idaho	3	1,020	51
Illinois	2	562	15
Indiana	7	3,689	67
Kentucky	6	2,606	57
Louisiana	2	5,469	53
Michigan	8	2,440	73
Minnesota	1	13	5
New Mexico	2	467	20
North Carolina(1)	3	1,343	26
North Dakota	1	—	—
Ohio	12	3,132	99
Pennsylvania	1	390	12
South Carolina	1	371	8
Tennessee	4	1,148	30
Texas	1	76	15
Utah	1	41	3
Washington	4	920	25
West Virginia	2	1,564	24
Total Refined Product Terminals	81	33,919	766
Asphalt Terminals:
Arizona	3	558	53
Minnesota	1	—	—
Nevada(2)	1	274	19
New Mexico	1	36	6
Texas	1	206	22
Total Asphalt Terminals	7	1,074	100
Total Terminals	88	34,993	866
(1)    MPLX also has partial ownership interest in one terminal with a tank shell capacity of 415 mbbls, of which MPLX is not the operator.
(2)    This terminal is accounted for as an equity method investment.
Marine Assets
The following table sets forth certain information regarding our marine assets in operation as of December 31, 2025. The marine business currently has an associated transportation service agreement with MPC.

Marine Vessels	Number of Boats and Barges	Capacity (mbbls)
Inland tank barges	320	8,655
Inland towboats	30	N/A
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

Refining Logistics Assets
The following table outlines the tankage owned by us, serving MPC’s refineries as of December 31, 2025. We also own and operate rail and truck racks and docks at certain of these refineries. Each of the following assets are currently included in storage services agreements with MPC.

Refining Logistics Assets	Tank Capacity (mbbls)
Galveston Bay, Texas City, Texas	19,206
Garyville, Louisiana	17,419
Los Angeles, California	14,176
Robinson, Illinois	6,859
Anacortes, Washington	5,448
Catlettsburg, Kentucky	5,085
El Paso, Texas	5,084
Detroit, Michigan	5,013
St. Paul Park, Minnesota	3,983
Kenai, Alaska	3,488
Mandan, North Dakota	3,059
Canton, Ohio	2,684
Salt Lake City, Utah	2,139
Total	93,643
Additionally, MPLX owns refining logistics assets at MPC’s Martinez Renewable Fuels joint venture with 5,914 mbbls of associated storage capacity, and has entered into terminalling and storage service agreements with the joint venture and its partners to provide services for the facility.
Other Crude Oil and Products Logistics Assets
MPLX owns and operates various other midstream assets, including 31 barge docks with a total capacity of 5,104 mbpd and eight storage caverns with a storage capacity of 3,632 mbbls. As of December 31, 2025, in addition to the storage tanks at MPC’s refineries, we operated 32 tank farms, including one leased tank farm, with total available storage capacity of 35,456 mbbls. Our operations also include a renewable fuels rail loading hub in North Dakota with 180 mbbls of storage capacity and more than 200 miles of water pipeline systems, primarily in North Dakota and the Four Corners region, dedicated to gathering and handling produced water associated with well completion and production activities. These assets each currently have associated service agreements with MPC or third parties.

NATURAL GAS AND NGL SERVICES
The following tables set forth certain information relating to our consolidated and operated joint venture natural gas gathering systems, gas processing facilities, fractionation facilities and NGL pipelines for the year ended December 31, 2025. See further discussion about our joint ventures in Item 8. Financial Statements and Supplementary Data – Note 5.
Natural Gas Gathering Systems

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	1,823	1,526	89%
Utica Operations	3,923	2,672	68%
Southwest Operations	3,445	1,826	56%
Bakken Operations	239	160	67%
Total Natural Gas Gathering	9,430	6,184	68%
(1)    Natural gas throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Gas Processing Complexes

Region	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput(1) (MMcf/d)	Utilization of Design Capacity(1)
Marcellus Operations	6,520	6,123	94%
Utica Operations	1,325	961	73%
Southwest Operations(2)(3)	2,745	1,904	69%
Southern Appalachia Operations	425	191	45%
Bakken Operations(4)	185	159	86%
Total Gas Processing	11,200	9,338	83%
(1)    Natural gas throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    The capacity presented above includes our proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as we own a non-operating 40 percent interest in this joint venture. Actual throughput of 99 MMcf/d, representing our share of processed volumes, is also included and used to compute the utilization presented above.
(3)    The amounts presented above exclude Northwind Midstream design throughput capacity and treated volumes.
(4)    Includes volumes processed at third-party facilities in the Bakken.
Fractionation Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations(2)(3)	413	343	83%
Utica Operations(2)(3)(4)	—	—	—%
Southern Appalachia Operations(5)	24	11	46%
Bakken Operations	33	14	42%
Total C3+ Fractionation	470	368	78%
(1)    NGL throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(2)    Certain complexes have above-ground NGL storage with a usable capacity of 1,333 thousand barrels.
(3)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus Operations totals for purposes of utilization calculations. During the year ended December 31, 2025, the Marcellus Operations and Utica Operations accounted for approximately 83 percent and 17 percent of total throughput at the Hopedale fractionation complex, respectively. Actual throughput presented within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for Marcellus and Utica Operations includes each region’s actual utilization of the complex.
(4)    We own and operate a condensate stabilization facility with a capacity of 23 mbpd and 179 thousand barrels of condensate storage. Actual NGL throughput at this facility was 15 mbpd for the year ended December 31, 2025.
(5)    This region includes complexes with both above-ground, pressurized NGL storage facilities with usable capacity of 48 thousand barrels, and underground storage facilities with usable capacity of 238 thousand barrels.

De-ethanization Facilities

Region	Design Throughput Capacity (mbpd)	NGL Throughput(1) (mbpd)	Utilization of Design Capacity(1)
Marcellus Operations	309	267	86%
Utica Operations	40	21	53%
Total De-ethanization	349	288	83%
(1)    NGL throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
NGL Pipelines

Region	Diameter	Length (miles)	Throughput(1) (mbpd)
Marcellus Operations	6" - 20"	442	457
Utica Operations	4" - 20"	185	65
Southwest Operations(2)	4" - 20"	530	180
Southern Appalachia Operations	6" - 8"	140	11
Bakken Operations	6" - 12"	104	14
Total NGL Pipelines		1,401	727
(1)    NGL throughput is the average daily rate based on calendar days, irrespective of days in operation.
(2)    Includes the BANGL Pipeline system, which also owns a 50 percent undivided joint interest in a 323 mile NGL pipeline.
Other Natural Gas and NGL Services Assets
In addition to the MPLX-operated equity method investments included in the above tables, we also have ownership interests in natural gas and NGL pipeline systems through the following entities:

	Diameter	Length (miles)	Ownership Percentage
Natural Gas Pipelines:
Delaware Basin Residue, LLC(1)	10" - 42"	298	10%
MXP Parent, LLC(2)	36" - 42"	580	10%
WPC Parent, LLC(3)	36" - 42"	541	30%
NGL Pipelines:
Panola Pipeline Company, LLC	8" - 20"	253	15%
(1)    Includes Agua Blanca Pipeline and Carlsbad Gateway Pipeline.
(2)    Includes Matterhorn Express Pipeline.
(3)    Includes our indirect interest in Whistler Pipeline as well as our 70 percent indirect ownership in the ADCC Pipeline lateral. Also includes our 50 percent indirect interest in Waha Gas Storage, which primarily owns natural gas storage facilities.
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
See “Tesoro High Plains Pipeline” and “Dakota Access Pipeline” of Note 22 in Item 8. Financial Statements and Supplementary Data for additional information regarding Legal Proceedings and other regulatory matters.
ENVIRONMENTAL ENFORCEMENT MATTERS
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
In March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC, an indirect wholly owned subsidiary of MPLX, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22-inch line near Edwardsville, Illinois. In September 2023, the U.S. Department of Justice and the EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as three pipeline incidents in Illinois and Indiana in 2018, 2020 and 2021. We cannot currently estimate the timing of the resolution of this matter, but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
On August 29, 2025, MPLX acquired Northwind Delaware Holdings LLC (“Northwind Midstream”), including its subsidiary Northwind Midstream Partners LLC, which owns and operates a sour gas treating facility in Lea County, New Mexico. We have disclosed to the New Mexico Environment Department (“NMED”) excess air emissions from the facility flares. We initiated discussions with NMED to resolve this matter and have entered into a new owner audit agreement with NMED as a result of those discussions. We do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE and traded under the symbol “MPLX.” As of February 20, 2026, there were approximately 210 registered holders of our outstanding common units.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2025, of equity securities that are registered by MPLX pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
10/1/2025-10/31/2025	556,511	$49.59	556,511	$1,192
11/1/2025-11/30/2025	418,560	53.02	418,560	1,170
12/1/2025-12/31/2025	920,871	54.52	920,871	$1,120
Total	1,895,942	$52.74	1,895,942
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of the Annual Report on Form 10-K does not address certain items regarding the year ended December 31, 2023. Discussion and analysis of 2023 and year-to-year comparisons between 2024 and 2023 not included in this Annual Report on Form 10-K can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
MPLX OVERVIEW
We are a diversified, large-cap MLP formed by MPC in 2012 that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. Our assets include a network of crude oil and refined product pipelines; an inland marine business; light-product, asphalt, heavy oil and marine terminals; storage caverns; refinery tanks, docks, loading racks and associated piping; crude oil and natural gas gathering systems and pipelines; as well as natural gas and NGL processing and fractionation facilities. The business consists of two segments based on the product-based value chain each supports: Crude Oil and Products Logistics and Natural Gas and NGL Services. Our assets are positioned throughout the United States. The Crude Oil and Products Logistics segment primarily engages in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables. The Crude Oil and Products Logistics segment also includes the operation of our refining logistics, fuels distribution and inland marine businesses, terminals, rail facilities and storage caverns. The Natural Gas and NGL Services segment provides gathering, treating, processing and transportation of natural gas as well as the transportation, fractionation, storage and marketing of NGLs.
SIGNIFICANT FINANCIAL AND OTHER HIGHLIGHTS
Significant financial and other highlights for the years ended December 31, 2025, 2024 and 2023 are shown in the chart below. Refer to the Results of Operations, the Liquidity and Capital Resources, and Non-GAAP Financial Information sections for further information.

Financial Highlights (millions of dollars)
Revenues and other income
12,998
11,933
11,281
Net income attributable to MPLX LP
4,912
4,317
3,928
Net cash provided by operating activities
5,909
5,946
5,397
Adjusted EBITDA attributable to MPLX(1)
7,017
6,764
6,269
DCF attributable to MPLX(1)
5,791
5,697
5,340
Adjusted free cash flow(1)
1,033
3,942
4,135
2025
2024
2023

(1)    Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Generated $5.9 billion of net cash provided by operating activities, $5.8 billion of distributable cash flow attributable to MPLX, and $1.0 billion of adjusted free cash flow (“Adjusted FCF”).
•Paid $4.0 billion in distributions during the year ended December 31, 2025, which includes a 12.5 percent increase in our quarterly distribution effective for the third quarter of 2025, in line with our commitment to return capital to unitholders.
•Repurchased $400 million of common units held by the public during the year ended December 31, 2025.
•Expanded our crude oil value chain in March 2025 by acquiring gathering businesses from Whiptail Midstream, LLC.
•In June 2025, acquired an additional five percent interest in the joint venture that owns and operates the Matterhorn Express Pipeline.
•Completed the acquisition of the remaining 55 percent interest in BANGL, LLC (“BANGL”), in July 2025 for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”).
•Completed the acquisition of Northwind Midstream in August 2025 for $2.4 billion in cash (the “Northwind Midstream Acquisition”).
•Sold our Rockies gathering and processing operations to a subsidiary of Harvest Midstream in November 2025 for $980 million in cash consideration.

Current Economic Environment
We continue to see production increases across our key operating regions in the Marcellus and Utica, where rig counts remain steady and volumes remain strong. Producer consolidation further illustrates the value in the liquids-rich acreage of the Utica, where condensate development activity continues to increase. In the Permian, rising gas-oil ratios and the progression of export projects will support growth opportunities for our business. More broadly, we expect natural gas demand will accelerate over the next few years to provide increased electricity generation required for data centers and overall electric grid demand. As demand for natural gas-powered electricity rises, MPLX is well-positioned to support the development plans of its producer-customers. Additionally, we believe MPLX is protected from significant volatility in our Crude Oil and Products Logistics segment and in the Marcellus and Utica regions due to our business model structured around long-term take-or-pay and capacity contracts.
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
We believe that the presentation of Adjusted EBITDA, DCF, Adjusted FCF and Adjusted FCF after distributions provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and DCF are net income and net cash provided by operating activities while the GAAP measure most directly comparable to Adjusted FCF and Adjusted FCF after distributions is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to net income or net cash provided by operating activities as they have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because non-GAAP financial measures may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of Adjusted EBITDA and DCF to their most directly comparable measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. For a reconciliation of Adjusted FCF and Adjusted FCF after distributions to their most directly comparable measure calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
COMPARABILITY OF OUR FINANCIAL RESULTS
During the normal course of business, we amend or modify our contractual agreements with customers. These amendments or modifications require the agreements to be reassessed under GAAP, which can impact the classification of revenues or costs associated with the agreement. These reassessments may impact the comparability of our financial results.

RESULTS OF OPERATIONS
The following tables and discussion summarize our results of operations for the years ended 2025, 2024 and 2023, including a reconciliation of Adjusted EBITDA and DCF from Net income and Net cash provided by operating activities, the most directly comparable GAAP financial measures.

(In millions)	2025	2024	$ Change	2023	$ Change
Revenues and other income:
Service revenue	$7,292	$6,950	$342	$6,524	$426
Rental income	1,149	1,104	45	1,065	39
Product related revenue	2,434	2,239	195	2,209	30
Sales-type lease revenue	599	611	(12)	636	(25)
Income from equity method investments	697	802	(105)	600	202
Gain on equity method investments	484	20	464	92	(72)
Other income	343	207	136	155	52
Total revenues and other income	12,998	11,933	1,065	11,281	652
Costs and expenses:
Cost of revenues (excludes items below)	1,561	1,560	1	1,401	159
Purchased product costs	1,815	1,561	254	1,598	(37)
Rental cost of sales	96	100	(4)	115	(15)
Purchases - related parties	1,649	1,583	66	1,544	39
Depreciation and amortization	1,351	1,283	68	1,213	70
General and administrative expenses	446	427	19	379	48
Other taxes	137	131	6	131	—
Total costs and expenses	7,055	6,645	410	6,381	264
Income from operations	5,943	5,288	655	4,900	388
Net interest and other financial costs	983	921	62	923	(2)
Income before income taxes	4,960	4,367	593	3,977	390
Provision for income taxes	8	10	(2)	11	(1)
Net income	4,952	4,357	595	3,966	391
Less: Net income attributable to noncontrolling interests	40	40	—	38	2
Net income attributable to MPLX LP	$4,912	$4,317	$595	$3,928	$389

Adjusted EBITDA attributable to MPLX LP(1)	$7,017	$6,764	$253	$6,269	$495
DCF attributable to MPLX(1)	$5,791	$5,697	$94	$5,340	$357
(1)    Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

(In millions)	2025	2024	2023
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net income:
Net income	$4,952	$4,357	$3,966
Provision for income taxes	8	10	11
Net interest and other financial costs	983	921	923
Income from operations	5,943	5,288	4,900
Depreciation and amortization	1,351	1,283	1,213
Income from equity method investments	(697)	(802)	(600)
Distributions/adjustments related to equity method investments	962	928	774
Gain on equity method investments	(484)	—	(92)
Gain on sale of assets	(159)	—	—
Transaction-related costs(1)	33	—	—
Garyville incident response costs(2)	—	—	16
Other(3)	112	111	100
Adjusted EBITDA	7,061	6,808	6,311
Adjusted EBITDA attributable to noncontrolling interests	(44)	(44)	(42)
Adjusted EBITDA attributable to MPLX LP	7,017	6,764	6,269
Deferred revenue impacts	(57)	31	97
Sales-type lease payments, net of income	62	32	12
Adjusted net interest and other financial costs(4)	(950)	(867)	(859)
Maintenance capital expenditures, net of reimbursements	(256)	(206)	(150)
Equity method investment maintenance capital expenditures paid out	(20)	(18)	(15)
Other	(5)	(39)	(14)
DCF attributable to MPLX LP	5,791	5,697	5,340
Preferred unit distributions	—	(27)	(99)
DCF attributable to LP unitholders	$5,791	$5,670	$5,241
(1)Transaction-related costs include costs associated with the Northwind Midstream Acquisition, the BANGL Acquisition and the divestiture of the Rockies gathering and processing operations discussed in Item 8. Financial Statements and Supplementary Data – Note 4.
(2)In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels (“Garyville Incident”). We incurred $16 million of incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
(3)Includes unrealized derivative gains and/or losses, equity-based compensation and other miscellaneous items.
(4)Represents Net interest and other financial costs excluding gains and/or losses on extinguishment of debt and amortization of deferred financing costs.

(In millions)	2025	2024	2023
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to LP unitholders from Net cash provided by operating activities:
Net cash provided by operating activities	$5,909	$5,946	$5,397
Changes in working capital items	(65)	(241)	(169)
All other, net	1	(5)	39
Loss on extinguishment of debt	3	—	9
Adjusted net interest and other financial costs(1)	950	867	859
Other adjustments to equity method investment distributions	98	102	38
Transaction-related costs(2)	33	—	—
Garyville Incident response costs(3)	—	—	16
Other	132	139	122
Adjusted EBITDA	7,061	6,808	6,311
Adjusted EBITDA attributable to noncontrolling interests	(44)	(44)	(42)
Adjusted EBITDA attributable to MPLX LP	7,017	6,764	6,269
Deferred revenue impacts	(57)	31	97
Sales-type lease payments, net of income	62	32	12
Adjusted net interest and other financial costs(1)	(950)	(867)	(859)
Maintenance capital expenditures, net of reimbursements	(256)	(206)	(150)
Equity method investment maintenance capital expenditures paid out	(20)	(18)	(15)
Other	(5)	(39)	(14)
DCF attributable to MPLX LP	5,791	5,697	5,340
Preferred unit distributions	—	(27)	(99)
DCF attributable to LP unitholders	$5,791	$5,670	$5,241
(1)    Represents Net interest and other financial costs excluding gains and/or losses on extinguishment of debt and amortization of deferred financing costs.
(2)    Transaction-related costs include costs associated with the Northwind Midstream Acquisition, the BANGL Acquisition and the divestiture of the Rockies gathering and processing operations discussed in Item 8. Financial Statements and Supplementary Data – Note 4.
(3)    We incurred $16 million of Garyville Incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
2025 Compared to 2024
Net income attributable to MPLX increased $595 million in 2025 compared to 2024 primarily due to a $484 million gain from the BANGL Acquisition, annual fee escalations, higher throughputs and benefits from recent acquisitions.
Total revenues and other income increased by $1.1 billion in 2025 compared to 2024 primarily due to:
•Increased Service revenue of $342 million primarily due $132 million of crude oil and products logistics tariff and other fee increases, $96 million from recent acquisitions, $93 million of higher pipeline throughput and a $37 million benefit from a FERC tariff ruling issued in November 2025.
•Increased Rental income of $45 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications, and annual fee escalations related to our refining logistics assets.
•Increased Product related revenue of $195 million due to higher NGL sales volumes in the Southwest and Marcellus of $347 million and a $27 million non-recurring benefit associated with a customer agreement, partially offset by lower revenue in the Rockies of $101 million, including the impact of the Rockies divestiture, and lower NGL prices in the Southwest, Marcellus and Southern Appalachia of $76 million.
•Decreased Income from equity method investments of $105 million primarily driven by a $151 million gain in the 2024 period related to the dilution of our ownership interest in connection with the formation of a new joint venture to strategically combine the Whistler Pipeline and the Rio Bravo Pipeline project (the “Whistler Joint Venture Transaction”), partially offset by increased throughput and fee rates in certain processing and pipeline joint ventures and a $25 million gain in the first half of 2025 related to the formation of a new joint venture, Texas City Logistics LLC. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Increased Gain on equity method investments of $464 million, primarily driven by a $484 million gain from the BANGL Acquisition, partially offset by a $20 million gain related to the acquisition of additional ownership interest in existing joint ventures and gathering assets in the Utica basin (the “Utica Midstream Acquisition”) in the 2024 period.
•Increased Other income of $136 million primarily due to a $159 million gain from the Rockies divestiture, partially offset by lower insurance proceeds of $41 million.

Total costs and expenses increased by $410 million in 2025 compared to 2024 primarily due to:
•Increased Cost of revenues of $1 million primarily due to lower NGL purchases in the Rockies of $89 million, which are now reflected in Purchased product costs due to changes in certain customer contracts, partially offset by higher net operating costs and repairs and maintenance costs of $60 million and the consolidation of recent acquisitions of $34 million.
•Increased Purchased product costs of $254 million primarily due to higher NGL volumes in the Southwest of $276 million and higher NGL volumes in the Rockies of $47 million, which were previously recorded in Cost of revenues due to changes in certain customer contracts, partially offset by lower NGL prices in the Southwest of $52 million.
•Increased Purchases-related parties of $66 million primarily due to increased employee costs from MPC.
•Increased Depreciation and amortization of $68 million primarily due to incremental depreciation associated with recent acquisitions as well as other assets placed in service in 2025.
SEGMENT RESULTS
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
The tables below present additional financial information about our reportable segments for the years ended December 31, 2025, 2024 and 2023.
Crude Oil and Products Logistics Segment
Crude Oil and Products Logistics Segment Financial Highlights (in millions)

Segment revenues and other income	Segment Adjusted EBITDA

(In millions)	2025	2024	$ Change	2023	$ Change
Total segment revenues and other income	$6,575	$6,339	$236	$6,048	$291
Segment Adjusted EBITDA	4,547	4,375	172	4,134	241
Capital expenditures	538	482	56	414	68
Investments in unconsolidated affiliates(1)	$—	$93	$(93)	$8	$85
(1)    The year ended December 31, 2024 includes a contribution of $92 million to a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”), to fund our share of debt repayments by the joint venture.
2025 Compared to 2024
Total segment revenues and other income increased $236 million in 2025 compared to 2024. The increase was primarily driven by $132 million of tariff and other fee increases, $93 million of increased pipeline throughput, a $37 million benefit from a FERC tariff ruling issued in November 2025, $21 million from the March 2025 Whiptail Midstream, LLC acquisition and $14 million of additional marine equipment in operation, partially offset by lower insurance proceeds of $41 million. Income from equity method investments decreased $26 million in 2025 compared to 2024, primarily driven by lower throughput on certain equity method investment pipeline systems. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $172 million in 2025 compared to 2024. The increase was primarily driven by $132 million of tariff and other fee increases, $93 million of increased pipeline throughput, a $37 million benefit from a FERC tariff ruling issued in November 2025, $17 million from the March 2025 Whiptail Midstream, LLC acquisition and $14 million of additional marine equipment in operation. These increases were partially offset by lower insurance proceeds of $41 million, higher project related spending of $41 million, higher operating costs of $37 million, driven primarily by higher employee costs from MPC, and increased energy costs as a result of higher throughputs, as well as lower distributions and adjustments from equity method investments of $29 million.
Crude Oil and Products Logistics Operating Data

	2025	2024	2023
Crude Oil and Products Logistics
Crude oil transported for (mbpd):
MPC	3,188	3,086	3,053
Third parties	711	699	719
Total	3,899	3,785	3,772
% MPC	82%	82%	81%
Refined products transported for (mbpd):
MPC	1,955	1,891	1,941
Third parties	111	106	99
Total	2,066	1,997	2,040
% MPC	95%	95%	95%
Average tariff rates ($ per Bbl)(1):
Crude oil pipelines	$1.06	$1.03	$0.96
Refined product pipelines	1.08	1.00	0.90
Total pipelines	$1.06	$1.02	$0.94

Terminal throughput (mbpd)	3,132	3,131	3,130

Marine Assets (number in operation)
Barges	322	319	305
Towboats	30	29	29
(1)Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.

Natural Gas and NGL Services Segment
Natural Gas and NGL Services Segment Financial Highlights (in millions)

Segment revenues and other income(1)	Segment Adjusted EBITDA

(In millions)	2025	2024	$ Change	2023	$ Change
Total segment revenues and other income(1)	$6,423	$5,594	$829	$5,233	$361
Segment Adjusted EBITDA	2,470	2,389	81	2,135	254
Capital expenditures	1,418	568	850	605	(37)
Investments in unconsolidated affiliates	$794	$143	$651	$90	$53
(1)The year ended December 31, 2024 includes a $151 million gain related to the dilution of ownership interest in connection with the Whistler Joint Venture Transaction. See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information.
2025 Compared to 2024
Total segment revenues and other income increased $829 million in 2025 compared to 2024. The increase was primarily due to the recognition of a $484 million gain from the BANGL Acquisition, $347 million of higher NGL sales volumes in the Southwest and Marcellus, a $159 million gain from the Rockies divestiture, $71 million from recent acquisitions and a $34 million non-recurring benefit associated with a customer agreement. These increases were partially offset by lower income from equity method investments of $79 million, primarily driven by a $151 million gain in the second quarter of 2024 related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction, $76 million of lower NGL prices in the Southwest, Marcellus and Southern Appalachia and $57 million of lower throughput and fee rates in the Rockies and Bakken.
Additional impacts from equity method investments included increased throughput and fee rates in certain processing and pipeline joint ventures and a $25 million gain in 2025 related to the formation of a new joint venture, Texas City Logistics LLC. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $81 million in 2025 compared to 2024. The increase is primarily due to $80 million in contributions from recent acquisitions, $63 million of higher distributions and adjustments from equity method investments, $40 million of higher throughput fee rates, $40 million of higher NGL sales volumes in the Southwest and Marcellus and a $37 million non-recurring benefit associated with a customer agreement. These increases were partially offset by higher operating costs of $55 million, lower volumes in the Rockies and Bakken of $45 million, the impact of the divestiture of non-core gathering and processing assets of $31 million, lower NGL pricing of $26 million and higher project related spending of $18 million.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia, Bakken and Rockies Operations

	MPLX LP(1)			MPLX LP Operated(2)
	2025	2024	2023	2025	2024	2023
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,526	1,521	1,389	1,526	1,521	1,389
Utica Operations	66	264	—	2,672	2,544	2,338
Southwest Operations	1,826	1,698	1,369	1,826	1,698	1,772
Bakken Operations	160	183	165	160	183	165
Rockies Operations	465	560	474	525	633	593
Total gathering throughput	4,043	4,226	3,397	6,709	6,579	6,257
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,431	4,366	4,179	6,123	5,974	5,773
Utica Operations	—	—	—	961	832	564
Southwest Operations(3)	1,904	1,844	1,466	1,904	1,844	1,772
Southern Appalachia Operations	191	215	216	191	215	216
Bakken Operations	159	182	163	159	182	163
Rockies Operations	518	616	483	518	616	483
Total natural gas processed	7,203	7,223	6,507	9,856	9,663	8,971
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	566	565	530	566	565	530
Utica Operations(4)	—	—	—	65	52	33
Other(5)	29	37	34	29	37	34
Total C2 + NGLs fractionated(6)	595	602	564	660	654	597
NGL Pipeline Throughput (mbpd)
Marcellus Operations	457	431	354	457	431	354
Utica Operations	—	—	—	65	52	33
Southwest Operations	98	—	—	180	148	114
Other(5)	29	37	34	29	37	34
Total NGL pipeline throughput	584	468	388	731	668	535
(1)     This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)     This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)    The amounts presented above exclude Northwind Midstream treated volumes during the year ended December 31, 2025.
(4)     Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represents each region’s utilization of the complex.
(5)    Other includes Southern Appalachia, Bakken and Rockies Operations.
(6)     Purity ethane makes up approximately 267 mbpd, 265 mbpd and 233 mbpd of MPLX LP consolidated total fractionated products for the years ended December 31, 2025, 2024 and 2023, respectively. Purity ethane makes up approximately 288 mbpd, 282 mbpd and 240 mbpd of MPLX operated total fractionated products for the years ended December 31, 2025, 2024 and 2023, respectively.

	2025	2024	2023
Pricing Information
Natural Gas NYMEX HH ($/MMBtu)	$3.63	$2.41	$2.66
C2 + NGL Pricing/gallon(1)	$0.79	$0.84	$0.69
(1)     For 2025 and 2024, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline. For 2023, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline. The changes in mix from 2023 to 2024 resulted in an approximate $0.13 increase in the calculated C2 + NGL price per gallon.

SUPPLEMENTAL INFORMATION ON EQUITY METHOD INVESTMENTS
The following table presents MPLX’s income from equity method investments for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Income from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$50	$57	$49
LOOP LLC	14	11	30
MarEn Bakken Company LLC	79	98	88
Other	100	103	103
Total Crude Oil and Products Logistics	243	269	270
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	77	67	64
MarkWest Utica EMG, L.L.C.	127	82	57
Ohio Gathering Company L.L.C.	36	13	—
Sherwood Midstream LLC	114	109	105
WPC Parent, LLC(1)	71	252	80
Other(2)	29	10	24
Total Natural Gas and NGL Services	454	533	330
Total	$697	$802	$600
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment income of our interest in Whistler Pipeline, LLC prior to the transaction date, and results of the equity method investment income of our ownership in WPC Parent, LLC subsequent to the transaction date. The year ended December 31, 2024 includes a gain of $151 million related to the dilution of our ownership interest in connection with the Whistler Joint Venture Transaction.
(2)    Includes a $25 million gain in 2025 related to the formation of a new joint venture, Texas City Logistics LLC.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$60	$67	$58
LOOP LLC	30	20	9
MarEn Bakken Company LLC	103	113	116
Other	126	147	124
Total Crude Oil and Products Logistics	319	347	307
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	78	83	86
MarkWest Utica EMG, L.L.C.	172	123	89
Ohio Gathering Company L.L.C.	64	38	—
Sherwood Midstream LLC	127	122	117
WPC Parent, LLC(1)	119	162	94
Other	83	53	81
Total Natural Gas and NGL Services	643	581	467
Total	$962	$928	$774
(1)    In May 2024, MPLX completed the Whistler Joint Venture Transaction, which resulted in the formation of a new entity, WPC Parent, LLC. Results include the equity method investment distributions and adjustments of our interest in Whistler Pipeline, LLC prior to the transaction date, and results of the equity method investment distributions and adjustments of our ownership in WPC Parent, LLC subsequent to the transaction date.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents were $2,137 million and $1,519 million at December 31, 2025 and December 31, 2024, respectively. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years were as follows:

(In millions)	2025	2024	2023
Net cash provided by/(used in):
Operating activities	$5,909	$5,946	$5,397
Investing activities	(4,856)	(1,995)	(1,252)
Financing activities	(435)	(3,480)	(3,335)
Total	$618	$471	$810
Cash Flows Provided by Operating Activities - Net cash provided by operating activities decreased $37 million in 2025 compared to 2024 primarily due to a $182 million increase in working capital requirements, partially offset by improved results of operations and higher cash distributions from equity method investments.
Cash Flows Used in Investing Activities - Net cash used in investing activities increased $2,861 million in 2025 compared to 2024 primarily due to the acquisition of Northwind Midstream for $2,413 million, higher capital spending and the purchase of the remaining 55 percent interest in BANGL for $703 million. The year ended December 31, 2025 also reflects the use of $235 million for the acquisition of Whiptail Midstream, LLC and the purchase of an additional five percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline for $151 million. These increases were partially offset by $971 million received from the sale of our Rockies operations.
Cash Flows Used in Financing Activities - Net cash used in financing activities decreased $3,045 million in 2025 compared to 2024. The decrease was primarily driven by increased net debt borrowings of $3,598 million, partially offset by higher distributions paid to unitholders of $421 million as a result of the 12.5 percent increase in our quarterly distribution effective for the third quarter of 2025 and higher unit repurchases of $74 million.
Adjusted Free Cash Flow - For the year ended December 31, 2025, we generated Adjusted FCF of $1.0 billion. This provided us the flexibility to return capital to our unitholders by increasing our quarterly distribution by 12.5 percent in the third quarter of 2025. The table below provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the years ended December 31, 2025, 2024 and 2023.

(In millions)	2025	2024	2023
Net cash provided by operating activities(1)	$5,909	$5,946	$5,397
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(4,856)	(1,995)	(1,252)
Contributions from MPC	24	35	31
Distributions to noncontrolling interests	(44)	(44)	(41)
Adjusted FCF	1,033	3,942	4,135
Distributions paid to common and preferred unitholders	(4,024)	(3,603)	(3,296)
Adjusted FCF after distributions	$(2,991)	$339	$839
(1)    The years ended December 31, 2025, 2024 and 2023 include working capital draws of $65 million, $241 million and $169 million, respectively.
(2)    The year ended December 31, 2025 includes $2.4 billion for the Northwind Midstream Acquisition, $703 million for the BANGL Acquisition, $235 million for the acquisition of Whiptail Midstream, LLC, $151 million for the purchase of an additional five percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline, a $49 million capital contribution to WPC Parent, LLC to redeem Enbridge’s special membership interest in the Rio Bravo Pipeline project, and $971 million received from the sale of our Rockies gathering and processing operations.

Debt and Liquidity Overview
Senior Notes
The following table summarizes debt issuances during the year ended December 31, 2025, all of which were issued in underwritten public offerings:

Issue Date	Aggregate Principal Amount (in millions)	Note	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
March 10, 2025	$1,000	(1)	5.400	99.398	April 1 and October 1	April 1, 2035
March 10, 2025	1,000	(1)	5.950	98.331	April 1 and October 1	April 1, 2055
August 11, 2025	1,250	(2)	4.800	99.880	February 15 and August 15	February 15, 2031
August 11, 2025	750	(2)	5.000	98.936	January 15 and July 15	January 15, 2033
August 11, 2025	1,500	(2)	5.400	98.943	March 15 and September 15	September 15, 2035
August 11, 2025	1,000	(2)	6.200	98.277	March 15 and September 15	September 15, 2055
(1)    On April 9, 2025, MPLX used $1.2 billion of the net proceeds from the issuance of senior notes in March 2025 to redeem all of (i) MPLX’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. The remaining net proceeds from this offering were used for general partnership purposes.
(2)    We used a portion of the net proceeds from this offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL Debt Repayment (as defined below). The remainder of the net proceeds from this offering were used for general partnership purposes.
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”). See Note 4 for additional information on the BANGL Acquisition.
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
The total issuances of $6.5 billion and total redemptions of $1.7 billion of senior notes during 2025 as discussed above resulted in an aggregate principal amount of senior notes outstanding as of December 31, 2025 of $26 billion, an increase of $4.8 billion compared to December 31, 2024.
On February 12, 2026, MPLX issued $1.0 billion aggregate principal amount of 5.30 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.10 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering. The 2036 Senior Notes were offered at a price to the public of 99.678 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. The 2056 Senior Notes were offered at a price to the public of 98.453 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. We intend to use the net proceeds from the 2036 Senior Notes and 2056 Senior Notes to repay MPLX’s outstanding $1,500 million aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity. Pending final use, we may invest the proceeds in short-term marketable securities or other investments.
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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2025, we were in compliance with the covenants contained in the MPLX Credit Agreement.
Activity on the MPLX Credit Agreement during the year ended December 31, 2025 is summarized in the table below.

(in millions, except %)	2025
Borrowings	$106
Weighted average interest rate of borrowings	7.74%
Repayments	$106
Outstanding balance at end of period(1)	$—
(1)    There was less than $1 million in letters of credit outstanding on the MPLX Credit Agreement.
MPC Loan Agreement
MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Item 8. Financial Statements and Supplementary Data – Note 17.
Activity on the MPC Loan Agreement during the year ended December 31, 2025 is summarized in the table below.

(In millions, except %)	2025
Borrowings	$50
Weighted average interest rate of borrowings	5.68%
Repayments	$50
Outstanding balance at end of period	$—
For further discussion, see Item 8. Financial Statements and Supplementary Data – Note 6 and Note 17.
Our intention is to maintain an investment grade credit profile. As of February 1, 2026, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

Our liquidity totaled $5.6 billion at December 31, 2025, consisting of:

	December 31, 2025
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			2,137
Total liquidity			$5,637
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
The following conversions were executed in accordance with the conversion provisions outlined in our Partnership Agreement. During the years ended December 31, 2024 and 2023, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 21 million common units and 2 million common units, respectively. On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units.. As a result, there were no Series A preferred units outstanding at December 31, 2025.
Prior to conversion, the holders of the Series A preferred units received quarterly distributions equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. Distributions paid to Series A preferred unitholders during the years ended December 31, 2025, 2024 and 2023 were $6 million, $44 million and $94 million, respectively.
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
Total unit repurchases were as follows for the respective periods:

(In millions, except per unit data)	2025	2024	2023
Units repurchased	8	8	—
Cash paid for common units repurchased(1)	$400	$326	$—
Average cost per unit(1)	$51.58	$43.04	$—
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of December 31, 2025, we had $1,120 million remaining under the unit repurchase authorizations.

Distributions
On January 29, 2026, we announced that the board of directors of our general partner had declared a quarterly cash distribution of $1.0765 per common unit for the fourth quarter of 2025, which was paid on February 17, 2026 to common unitholders of record on February 9, 2026. This represents a 12.5 percent increase over the fourth quarter of 2024 distribution. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the years ended December 31, 2025, 2024 and 2023. Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions were earned. See additional discussion in Item 8. Financial Statements and Supplementary Data – Note 8.

(In millions, except per unit data)	2025	2024	2023
Distribution declared:
Limited partner common units - public	$1,506	$1,339	$1,152
Limited partner common units - MPC	2,632	2,339	2,104
Total distributions declared to limited partner common units	4,138	3,678	3,256
Series A preferred units	—	27	94
Series B preferred units	—	—	5
Total distribution declared	$4,138	$3,705	$3,355
Cash distributions declared per limited partner common unit:
Quarter ended March 31,	$0.9565	$0.8500	$0.7750
Quarter ended June 30,	0.9565	0.8500	0.7750
Quarter ended September 30,	1.0765	0.9565	0.8500
Quarter ended December 31,	1.0765	0.9565	0.8500
Year ended December 31,	$4.0660	$3.6130	$3.2500

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
Our capital expenditures for the past three years are shown in the table below:

(In millions)	2025	2024	2023
Capital expenditures:
Growth capital expenditures	$1,668	$796	$838
Growth capital reimbursements	(136)	(115)	(165)
Investments in unconsolidated affiliates(1)	794	236	98
Return of capital(2)	(251)	(12)	(3)
Capitalized interest	(38)	(16)	(14)
Total growth capital expenditures(3)	2,037	889	754

Maintenance capital expenditures	288	254	181
Maintenance capital reimbursements	(32)	(48)	(31)
Capitalized interest	(4)	(3)	(1)
Total maintenance capital expenditures	252	203	149

Total growth and maintenance capital expenditures	2,289	1,092	903
Investments in unconsolidated affiliates(1)	(794)	(236)	(98)
Return of capital(2)	251	12	3
Growth and maintenance capital reimbursements(4)	168	163	196
(Increase)/decrease in capital accruals	(170)	6	(82)
Capitalized interest	42	19	15
Other	22	—	—
Additions to property, plant and equipment	$1,808	$1,056	$937
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment, net are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows. Investments in unconsolidated affiliates for the years ended December 31, 2025 and December 31, 2024 exclude payments associated with purchases of equity interests in unconsolidated affiliates totaling $213 million and $228 million, respectively.
(2)    Return of capital for the year ended December 31, 2025 excludes $42 million in special distributions received in exchange for the contribution of assets to a joint venture. Return of capital for the year ended December 31, 2024 excludes a $134 million cash distribution in connection with the Whistler Joint Venture Transaction.
(3)    Total growth capital expenditures exclude $3,316 million, $622 million and $246 million of acquisitions, net of cash acquired, in 2025, 2024 and 2023, respectively, and a $134 million cash distribution received in 2024 in connection with the Whistler Joint Venture Transaction. Total growth capital expenditures also exclude purchases of additional equity interests in unconsolidated affiliates of $213 million and $228 million for the years ended December 31, 2025 and December 31, 2024, respectively.
(4)     Growth capital reimbursements are generally included in changes in deferred revenue within the operating activities section of the Consolidated Statements of Cash Flows. Maintenance capital reimbursements are included in the Contributions from MPC line within financing activities section of the Consolidated Statements of Cash Flows.
For 2026, we announced a capital outlook of $2.7 billion, net of reimbursements, and excluding potential acquisitions, if any, which includes growth capital of $2.4 billion and maintenance capital of $300 million. Our growth capital plans are focused on expanding our Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of our capital plan targets the debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant.
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

(In millions, except ownership percentages)	MPLX Ownership	2025	2024	2023
BANGL, LLC(1)	100%	$60	$160	$20
MXP Parent, LLC(2)	10%	12	56	39
WPC Parent, LLC(3)	30%	270	5	96
All other		7	49	87
Total		$349	$270	$242
(1)    The year ended December 31, 2025 reflects activity through June 30, 2025, prior to the BANGL Acquisition.
(2)    Includes growth capital for Matterhorn Express Pipeline.
(3)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline and our indirect and 12.5 percent direct ownership interest in Blackcomb and Traverse Pipeline Holdings, LLC.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture. In certain cases, MPLX’s interest in the joint venture, unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At December 31, 2025, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $1.8 billion.
Cash Commitments
Our material cash requirements include the following contractual obligations and other cash commitments as of December 31, 2025.
Our contractual obligations primarily consist of outstanding borrowings on debt, commitment and administrative fees and interest. Additional information for third-party debt is included in Item 8. Financial Statements and Supplementary Data – Note 17. See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information for the related party loan. Our cash commitment at December 31, 2025 was $43.4 billion, with $2.7 billion payable within 12 months. We intend to repay the short-term maturities with existing cash on hand, short-term borrowings under our revolving credit agreements or with the proceeds of new long-term debt, depending on, among other things, market conditions.
Our contractual commitment for co-location services agreements was $4.1 billion at December 31, 2025. These agreements obligate us to pay MPC for operational and other services provided to the subsidiaries of MPLX Operations LLC. The co-location services agreements have remaining terms up to 43 years.
Finance and operating leases relate primarily to facilities and equipment under lease, including ground leases, building space, office and field equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 21 for further discussion about our lease obligations. Our cash commitment at December 31, 2025 was $938 million.
We execute various third-party transportation, terminalling, and gathering and processing agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms, which range from less than one year to seven years. We expect to pass any minimum payment commitments through to producer customers. These agreements may include escalation clauses based on various inflationary indices; however, those potential increases have not been incorporated in minimum fees due under these agreements presented below. See Item 8. Financial Statements and Supplementary Data – Note 22 for further discussion. Our cash commitment for these agreements at December 31, 2025 was $509 million.
At December 31, 2025, our contractual commitment under contracts to acquire property, plant and equipment was $311 million.
Our other cash commitments consist of expense projects, right of way and easement obligations, natural gas purchase obligations and ARO commitments. These other cash commitments at December 31, 2025 totaled $358 million.
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

We incurred $2.1 billion of costs under various agreements with MPC, including the omnibus, co-location and employee service agreements for 2025.
Effects of Inflation
Inflation did not have a material impact on our results of operations for the years ended December 31, 2025, 2024 or 2023. We have observed higher costs for labor and materials used in our business during the year ended December 31, 2025. Many of our agreements provide for inflation-based adjustments, including the Producer Price Index-FG, Consumer Price Index or the FERC index. To the extent permitted by competition, regulation and our existing agreements, we have and expect to continue to pass along a portion of increased costs to our customers in the form of higher fees.
TRANSACTIONS WITH RELATED PARTIES
As of December 31, 2025, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services. For further discussion of agreements and activity with MPC and related parties see Item 1. Business and Item 8. Financial Statements and Supplementary Data – Note 6.
Excluding significant non-cash items, MPC accounted for 48 percent, 49 percent and 50 percent of our total revenues and other income for the years ended December 31, 2025, 2024 and 2023, respectively. Of our total costs and expenses, MPC accounted for 26 percent, 27 percent and 27 percent for the years ended December 31, 2025, 2024 and 2023, respectively.
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

(In millions, except %)	2025	2024	2023
Capital	$74	$41	$29
Percent of total capital expenditures	3%	4%	3%
Compliance:(1)
Operating and maintenance	$29	$41	$10
Remediation(2)	8	9	19
Total	$37	$50	$29
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
Our environmental capital expenditures are expected to approximate $92 million in 2026. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
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
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. We use a cost method or income approach for non-recurring fair value measurements related to the valuation of our leased assets and assets acquired in business combinations. See Item 8. Financial Statements and Supplementary Data – Note 15 for disclosures regarding our fair value measurements.

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
The fair value of assets and liabilities, including contingent consideration, as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future volumes and associated cash flows, and apply an appropriate discount rate; the cost approach, which may require estimates of replacement costs, reproduction costs, and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on our acquisitions. See Item 8. Financial Statements and Supplementary Data – Note 15 for additional information on fair value measurements.
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
Long-lived Asset Impairment Assessments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which is at least at the reporting unit level and in some cases for similar assets in the same geographic region where cash flows can be separately identified. If the sum of the undiscounted cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down if greater than the calculated fair value.
Goodwill Impairment Assessments
Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. We have five reporting units, four of which have goodwill allocated to them. A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, without exceeding the recorded amount of goodwill.
At December 31, 2025, MPLX had four reporting units with goodwill totaling approximately $8.8 billion. For the annual impairment assessment as of November 30, 2025, management performed only qualitative assessments for all four reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. See Item 8. Financial Statements and Supplementary Data – Note 14 for additional information relating to our reporting units and goodwill.
Equity Method Investment Impairment Assessments
Equity method investments are assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2025, we had $4.8 billion of equity method investments recorded on the Consolidated Balance Sheets.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on our equity method investments.
Leases
In accounting for leases, we analyze new or modified leases for lease classification. One of the key inputs into the lease classification analysis is the fair value of the leased assets. For newly classified sales-type leases, the net investment in the lease is recorded at the estimated fair value of the underlying leased assets. Significant assumptions used to estimate the leased assets’ fair value include market information for comparable assets, discount rates, forecasted cash flows and cost estimates to replace the service capacity of an asset.
See Item 8. Financial Statements and Supplementary Data – Note 21 for additional information on our leases.
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
For additional information on contingent liabilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Compliance Costs and Item 8. Financial Statements and Supplementary Data – Note 22.
Accounting Standards Not Yet Adopted
Refer to Item 8. Financial Statements and Supplementary Data – Note 3 to our audited consolidated financial statements for recently issued financial accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the potential use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of December 31, 2025, we did not have any open financial or commodity derivative instruments to hedge the economic risks related to interest rate fluctuations or the volatility of commodity prices, however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
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
Outstanding Derivative Contracts
We have a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option has been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, and the probability of the producer customer exercising its option to extend. The changes in fair value are recorded in earnings through Purchased product costs on the Consolidated Statements of Income. At December 31, 2025 and 2024, the estimated fair value of this contract was a liability of $41 million and $58 million, respectively.
Open Derivative Positions and Sensitivity Analysis
The estimated fair values of our Level 2 and 3 financial instruments, when outstanding, are sensitive to the assumptions used in our pricing models. We had no open commodity derivative contracts (excluding embedded derivatives) as of December 31, 2025, and therefore, no sensitivity analysis was performed to evaluate the impact of changes in fair value on income before income taxes. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

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

(In millions)	Fair Value as of December 31, 2025(1)	Change in Fair Value(2)	Change in Income before income taxes for the Year Ended December 31, 2025(3)
Outstanding debt
Fixed-rate	$24,887	$2,001	N/A
Variable-rate(4)	$—	$—	$—
(1)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2025.
(3)Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the year ended December 31, 2025.
(4)MPLX had no outstanding borrowings on the MPLX Credit Agreement as of December 31, 2025.
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

/s/ Maryann T. Mannen	/s/ C. Kristopher Hagedorn	/s/ Rebecca L. Iten
Maryann T. Mannen Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP)	C. Kristopher Hagedorn Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP)	Rebecca L. Iten Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Report of Independent Registered Public Accounting Firm

To the Partners of MPLX LP and the Board of Directors of MPLX GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPLX LP and its subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and Series A preferred units and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Northwind Midstream from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Partnership in a purchase business combination during 2025. We have also excluded Northwind Midstream from our audit of internal control over financial reporting. Northwind Midstream is a wholly-owned subsidiary whose total assets and total revenues and other income excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Acquisition of Northwind Midstream – Valuation of Intangibles

As described in Note 4 to the consolidated financial statements, on August 29, 2025, the Partnership completed the acquisition of 100 percent of Northwind Midstream for $2.4 billion in cash. Of the total assets acquired, $951 million relates to intangibles. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. As disclosed by management, a significant amount of judgment is involved in estimating the fair value of intangible assets. The income approach requires management to project future volumes and associated cash flows, and apply a discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of intangibles acquired in the acquisition of Northwind Midstream is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangibles acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future volumes and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the intangibles acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the intangibles acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to future volumes and the discount rate. Evaluating management’s assumption related to future volumes involved considering (i) the consistency with external market and industry data and (ii) whether the assumption was consistent with executed customer contracts. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 26, 2026

We have served as the Partnership’s auditor since 2012.

MPLX LP
Consolidated Statements of Income

(In millions, except per unit data)	2025	2024	2023
Revenues and other income:
Service revenue	$2,899	$2,770	$2,539
Service revenue - related parties	4,393	4,180	3,985
Service revenue - product related	289	357	294
Rental income	260	251	243
Rental income - related parties	889	853	822
Product sales	2,002	1,657	1,665
Product sales - related parties	143	225	250
Sales-type lease revenue	151	136	136
Sales-type lease revenue - related parties	448	475	500
Income from equity method investments	697	802	600
Gain on equity method investments	484	20	92
Other income	179	50	34
Other income - related parties	164	157	121
Total revenues and other income	12,998	11,933	11,281
Costs and expenses:
Cost of revenues (excludes items below)	1,561	1,560	1,401
Purchased product costs	1,815	1,561	1,598
Rental cost of sales	80	82	82
Rental cost of sales - related parties	16	18	33
Purchases - related parties	1,649	1,583	1,544
Depreciation and amortization	1,351	1,283	1,213
General and administrative expenses	446	427	379
Other taxes	137	131	131
Total costs and expenses	7,055	6,645	6,381
Income from operations	5,943	5,288	4,900
Net interest and other financial costs	983	921	923
Income before income taxes	4,960	4,367	3,977
Provision for income taxes	8	10	11
Net income	4,952	4,357	3,966
Less: Net income attributable to noncontrolling interests	40	40	38
Net income attributable to MPLX LP	4,912	4,317	3,928
Less: Series A preferred unitholders’ interest in net income	—	27	94
Less: Series B preferred unitholders’ interest in net income	—	—	5
Limited partners’ interest in net income attributable to MPLX LP	$4,912	$4,290	$3,829

Per Unit Data (See Note 8)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$4.82	$4.21	$3.80
Common - diluted	$4.82	$4.21	$3.80
Weighted average limited partner units outstanding:
Common - basic	1,019	1,016	1,001
Common - diluted	1,019	1,017	1,002
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income

(In millions)	2025	2024	2023
Net income	$4,952	$4,357	$3,966
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	8	1	4
Comprehensive income	4,960	4,358	3,970
Less comprehensive income attributable to:
Noncontrolling interests	40	40	38
Comprehensive income attributable to MPLX LP	$4,920	$4,318	$3,932

The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets

	December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$2,137	$1,519
Receivables, less allowance for expected credit loss	735	718
Current assets - related parties	899	830
Inventories	172	180
Other current assets	51	29
Total current assets	3,994	3,276
Equity method investments	4,798	4,531
Property, plant and equipment, net	21,698	19,154
Intangibles, net	1,397	518
Goodwill	8,755	7,645
Right of use assets, net	276	273
Noncurrent assets - related parties	962	1,120
Other noncurrent assets	1,125	994
Total assets	43,005	37,511

Liabilities
Accounts payable	108	147
Accrued liabilities	254	295
Current liabilities - related parties	399	396
Accrued property, plant and equipment	438	208
Long-term debt due within one year	1,502	1,693
Accrued interest payable	354	244
Operating lease liabilities	53	45
Other current liabilities	141	207
Total current liabilities	3,249	3,235
Long-term deferred revenue	119	317
Long-term liabilities - related parties	364	334
Long-term debt	24,151	19,255
Deferred income taxes	25	18
Long-term operating lease liabilities	217	217
Other long-term liabilities	352	125
Total liabilities	28,477	23,501
Commitments and contingencies (see Note 22)
Series A preferred units - (0 million and 6 million units outstanding)	—	203

Equity
Common unitholders - public (368 million and 370 million units outstanding)	9,451	9,322
Common unitholders - MPC (647 million and 647 million units outstanding)	4,845	4,257
Accumulated other comprehensive income (loss)	5	(3)
Total MPLX LP partners’ capital	14,301	13,576
Noncontrolling interests	227	231
Total equity	14,528	13,807
Total liabilities, preferred units and equity	$43,005	$37,511
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows

(In millions)	2025	2024	2023
Operating activities:
Net income	$4,952	$4,357	$3,966
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	30	54	55
Depreciation and amortization	1,351	1,283	1,213
Deferred income taxes	7	2	3
Gain on equity method investments	(484)	(20)	(92)
(Gain)/loss on disposal of assets	(161)	3	(14)
Income from equity method investments	(697)	(802)	(600)
Distributions from unconsolidated affiliates	864	826	736
Change in fair value of derivatives	(17)	(3)	—
Changes in:
Current receivables	48	180	14
Inventories	(26)	(20)	(19)
Current liabilities and other current assets	(12)	5	(17)
Assets and liabilities - related parties	126	84	84
Right of use assets and operating lease liabilities	3	(3)	—
Deferred revenue	(74)	(5)	107
All other, net	(1)	5	(39)
Net cash provided by operating activities	5,909	5,946	5,397
Investing activities:
Additions to property, plant and equipment	(1,808)	(1,056)	(937)
Acquisitions, net of cash acquired	(3,316)	(622)	(246)
Disposal of assets	975	1	26
Investments - acquisitions and contributions	(1,008)	(464)	(98)
Investments - redemptions, repayments, return of capital and sales proceeds	293	146	3
All other, net	8	—	—
Net cash used in investing activities	(4,856)	(1,995)	(1,252)
Financing activities:
Long-term debt borrowings	6,541	1,630	1,589
Long-term debt repayments	(2,464)	(1,151)	(1,001)
Related party debt borrowings	50	—	—
Related party debt repayments	(50)	—	—
Debt issuance costs	(63)	(15)	(15)
Unit repurchases	(400)	(326)	—
Redemption of Series B preferred units	—	—	(600)
Distributions to noncontrolling interests	(44)	(44)	(41)
Distributions to Series A preferred unitholders	(6)	(44)	(94)
Distributions to Series B preferred unitholders	—	—	(21)
Distributions to LP unitholders	(4,018)	(3,559)	(3,181)
Contributions from MPC	24	35	31
All other, net	(5)	(6)	(2)
Net cash used in financing activities	(435)	(3,480)	(3,335)
Net change in cash, cash equivalents and restricted cash	618	471	810
Cash, cash equivalents and restricted cash at beginning of period	1,519	1,048	238
Cash, cash equivalents and restricted cash at end of period	$2,137	$1,519	$1,048
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Series B Preferred Unit-holders	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2022	$8,413	$3,293	$611	$(8)	$237	$12,546	$968
Net income	1,336	2,493	5	—	38	3,872	94
Conversion of Series A preferred units	73	—	—	—	—	73	(73)
Redemption of Series B preferred units	(2)	(3)	(595)	—	—	(600)	—
Distributions	(1,125)	(2,056)	(21)	—	(41)	(3,243)	(94)
Contributions	—	31	—	—	—	31	—
Other	5	—	—	4	1	10	—
Balance at December 31, 2023	8,700	3,758	—	(4)	235	12,689	895
Net income	1,555	2,735	—	—	40	4,330	27
Unit repurchases	(326)	—	—	—	—	(326)	—
Conversion of Series A preferred units	675	—	—	—	—	675	(675)
Distributions	(1,289)	(2,270)	—	—	(44)	(3,603)	(44)
Contributions	—	34	—	—	—	34	—
Other	7	—	—	1	—	8	—
Balance at December 31, 2024	9,322	4,257	—	(3)	231	13,807	203
Net income	1,791	3,121	—	—	40	4,952	—
Unit repurchases	(400)	—	—	—	—	(400)	—
Conversion of Series A preferred units	197	—	—	—	—	197	(197)
Distributions	(1,463)	(2,555)	—	—	(44)	(4,062)	(6)
Contributions	—	21	—	—	—	21	—
Other	4	1	—	8	—	13	—
Balance at December 31, 2025	$9,451	$4,845	$—	$5	$227	$14,528	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of the Business and Basis of Presentation
Description of the Business
MPLX LP is a diversified, large-cap master limited partnership formed by Marathon Petroleum Corporation that owns and operates midstream energy infrastructure and logistics assets, and provides fuels distribution services. References in this report to “MPLX LP,” “MPLX,” “the Partnership,” “us,” “our,” “we,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership. We are engaged in the gathering, transportation, storage and distribution of crude oil, refined products, other hydrocarbon-based products and renewables; the gathering, treating, processing and transportation of natural gas; and the transportation, fractionation, storage and marketing of NGLs. MPLX’s principal executive office is located in Findlay, Ohio. MPLX was formed on March 27, 2012 as a Delaware limited partnership.
Refer to Note 10 for additional information about our operations.
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
MPLX enters into a variety of contract types in order to generate Product sales and Service revenue. MPLX provides services under the following types of arrangements:
•Fee-based arrangements – Under fee-based arrangements, MPLX receives fees for the following services: gathering, treating, processing and transportation of natural gas; transportation, fractionation, exchange and storage of NGLs; and transportation, terminalling, storage and distribution of crude oil, refined products, other hydrocarbon-based products, and renewables. The revenue MPLX earns from these arrangements is generally directly related to the volume of natural gas, NGLs, refined products or crude oil that is handled by or flows through MPLX’s systems and facilities and is not normally directly dependent on commodity prices. In certain cases, MPLX’s arrangements provide for minimum volume commitments. Fee-based arrangements are reported as Service revenue on the Consolidated Statements of Income. Revenue is recognized over time as services are performed. In certain instances when specifically stated in the contract terms, MPLX purchases product after fee-based services have been provided. Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction.
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
Receivables
Our receivables primarily consist of customer accounts receivable, which are recorded at the invoiced amounts and generally do not bear interest. Allowances for expected credit losses are estimated upon initial recognition of the receivables and updated each reporting period based on historical loss experience, current conditions and reasonable and supportable forecasts of future economic conditions. The allowance represents management’s best estimate of expected credit losses over the life of the receivables. We review the allowance quarterly and adjust as necessary for changes in risk factors and economic conditions. Past-due balances over 150 days are reviewed individually for collectability. Receivables deemed uncollectible are written off against the allowance, and recoveries are recognized when received.
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
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 21 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur. The net investment in sales-type leases with third parties is recorded within Receivables, less allowance for expected credit loss and Other noncurrent assets on the Consolidated Balance Sheets. The net investment in sales-type leases with related parties is recorded within Current assets - related parties and Noncurrent assets - related parties on the Consolidated Balance Sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. Management assesses the net investment in sales-type leases for recoverability quarterly.
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
See Note 5 for additional disclosures about our VIEs.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Expenditures that extend the useful lives of assets are capitalized.
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flows of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which is at least at the reporting unit level and in some cases for similar assets in the same geographic region where cash flows can be separately identified. If the sum of the undiscounted future cash flows from the use of the asset group and its eventual disposition is less than the carrying value of an asset group, an impairment assessment is performed and the excess of the book value over the fair value is recorded as an impairment loss.
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
Goodwill and Intangibles
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If we determine, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value exceeds its carrying amount, no further impairment testing is required. If we do not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting unit is determined using an income and market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future volumes, discount rates, and future capital requirements. See Note 14 for further details.
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
Asset Retirement Obligations
An ARO is a legal obligation associated with the retirement of tangible long-lived assets that generally result from the acquisition, construction, development or normal operation of the asset. The fair value of AROs is recognized in the period in which the obligations are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled. AROs have not been recognized for certain assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. As of December 31, 2025 and 2024, MPLX’s asset retirement obligation was $45 million and $41 million, respectively, and is included on the balance sheet within Other long-term liabilities.
Derivative Instruments
MPLX may use commodity derivatives to economically hedge a portion of its exposure to commodity price risk. All derivative instruments (including derivatives embedded in other contracts) are recorded at fair value. MPLX discloses the fair value of all derivative instruments under the captions Other current assets, Other noncurrent assets, Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Certain commodity derivative positions may be governed by master netting arrangements and reflected on the consolidated balance sheets on a net basis by counterparty. MPLX did not utilize any commodity derivatives during the years ended December 31, 2025 or 2024. We make a distinction between realized or unrealized gains and losses on derivatives. During the period when a derivative contract is outstanding, changes in the fair value of the derivative are recorded as an unrealized gain or loss. When a derivative contract matures or is settled, the previously recorded unrealized gain or loss is reversed, and the realized gain or loss of the contract is recorded. Changes in the fair value of derivative instruments are reported on the Consolidated Statements of Income in accounts related to the item whose value or cash flows are being managed. Derivative instruments are marked to market through Product sales and Purchased product costs on the Consolidated Statements of Income.
During the years ended December 31, 2025, 2024 and 2023, MPLX did not elect hedge accounting for any derivatives. MPLX has historically elected the normal purchases and normal sales designation for certain contracts related to the physical purchase of electric power and the sale of most commodities.
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
Distributions
In preparing the Consolidated Statements of Equity, net income attributable to MPLX LP is allocated to preferred unitholders based on a fixed distribution schedule, as discussed in Notes 7 and 9, and subsequently allocated to the limited partner unitholders. Distributions are not accrued until declared. The allocation of net income attributable to MPLX LP for purposes of calculating net income per limited partner unit is described below.
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
4. Acquisitions and Other Transactions
Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the acquisition of 100 percent of the outstanding membership interests of Northwind Delaware Holdings LLC (“Northwind Midstream”) for $2.4 billion in cash (the “Northwind Midstream Acquisition”). Northwind Midstream provides sour gas gathering and treating services in Lea County, New Mexico, which enhances MPLX’s Permian natural gas and NGL value chain. The Northwind Midstream Acquisition was financed with a portion of the net proceeds from MPLX's $4.5 billion senior notes issued in August 2025.
Northwind Midstream consists of over 200,000 dedicated acres, more than 200 miles of gathering pipelines, two in-service acid gas injection wells at 20 MMcf/d and a third permitted well that will bring its total capacity to 37 MMcf/d. At the time of acquisition, the system had 150 MMcf/d of sour gas treating capacity, with in-process expansion projects expected to increase capacity to over 400 MMcf/d by the second half of 2026. The system is partially supported by minimum volume commitments by regional producers.
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

The following table reflects our preliminary allocation of the $2.4 billion purchase price of the Northwind Midstream assets and liabilities, as well as measurement period adjustments since the acquisition date:

(In millions)	August 29, 2025	Adjustments	December 31, 2025
Assets acquired:
Cash and cash equivalents	$17	$—	$17
Receivables	11	—	11
Other current assets	1	—	1
Property, plant and equipment	1,182	(13)	1,169
Intangibles	951	—	951
Other noncurrent assets	2	—	2
Total assets acquired	2,164	(13)	2,151
Liabilities assumed:
Accounts payable	15	7	22
Accrued property, plant and equipment	84	—	84
Accrued liabilities	6	3	9
Other current liabilities	1	—	1
Long-term operating lease liabilities	1	—	1
Total liabilities assumed	107	10	117
Total identifiable net assets	2,057	(23)	2,034
Goodwill	356	23	379
Fair value of net assets acquired	$2,413	$—	$2,413
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
The purchase price allocation resulted in the recognition of $379 million in goodwill by our Natural Gas and NGL Services segment, all of which is deductible for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream's asset base, which is complementary and adjacent to MPLX's existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system.
Pro forma financial information assuming the Northwind Midstream Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Divestiture of Rockies Operations
On November 12, 2025, MPLX completed the sale of its Rockies gathering and processing operations (the “Rockies”) to a subsidiary of Harvest Midstream (“Harvest”) for $980 million in cash. The transaction resulted in a gain of $159 million, which is included in Other income on the accompanying Consolidated Statements of Income. The sale of these non-core gathering and processing assets did not represent a strategic shift that has or will have a material effect on our operations or financial results. Prior to the sale, the Rockies operations were reported within the Natural Gas and NGL Services segment.
BANGL, LLC Acquisitions
BANGL, LLC (“BANGL”) owns and operates an NGL pipeline system that connects production in the Delaware and Midland basins to key demand centers along the Gulf Coast. On July 31, 2024, MPLX exercised its right of first offer under the BANGL joint venture agreement to purchase an additional 20 percent ownership interest in BANGL for $210 million in cash, which increased its total ownership interest to 45 percent (the “2024 BANGL Transaction”). The purchase price of the additional 20 percent ownership interest in BANGL exceeded our portion of the underlying net assets of the joint venture by approximately $156 million. Following the 2024 BANGL Transaction, our investment in BANGL continued to be accounted for as an equity method investment.
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 15 for additional details on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”).

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
Matterhorn Express Pipeline Acquisition
On June 16, 2025, MPLX purchased an additional 5 percent ownership interest in the joint venture that owns and operates the Matterhorn Express pipeline for $151 million, bringing our total interest to 10 percent. The pipeline is designed to transport natural gas from the Permian basin to the Katy area near Houston. The purchase price of the additional 5 percent ownership interest in the joint venture exceeded the amount of the claim to the underlying net assets of the joint venture by approximately $124 million, with $63 million of this difference attributed to property, plant and equipment and $61 million attributed to customer-related intangibles. The amounts attributed to property, plant and equipment and customer-related intangibles will be amortized to net income over the remaining useful lives of the assets and the weighted average remaining term of the customer contracts, respectively. Our investment in the joint venture that owns and operates the Matterhorn Express pipeline continues to be accounted for as an equity method investment within our Natural Gas and NGL Services segment.
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $235 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region, and enhance our strategic relationship with MPC. The acquisition was accounted for as a business combination, which requires all the identifiable assets acquired and liabilities assumed to be remeasured to fair value at the date of acquisition. The final valuation includes $170 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The results for the acquired business are allocated between our two segments based on the product-based value chain the underlying assets support.
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
At December 15, 2023, the carrying value of our 60 percent equity investment in Torñado was $311 million. Upon acquisition of the remaining 40 percent member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a $92 million gain, which is included in Gain on equity method investments within the accompanying Consolidated Statements of Income. The fair value of the previously-held equity method investment was primarily based on the price negotiated for the 40 percent interest in Torñado.
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
5. Equity Method Investments
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions, except ownership percentages)	VIE	2025	2025	2024
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$208	$218
LOOP LLC		41%	313	310
MarEn Bakken Company LLC(1)		25%	502	526
Other(2)	X		558	541
Total Crude Oil and Products Logistics			1,581	1,595
Natural Gas and NGL Services
BANGL, LLC(3)			—	281
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(4)	X	67%	407	329
MarkWest Utica EMG, L.L.C.	X	61%	890	742
Ohio Gathering Company L.L.C.(5)	X	32%	444	470
Sherwood Midstream LLC	X	50%	475	488
Texas City Logistics LLC	X	50%	163	—
WPC Parent, LLC		30%	273	208
Other(2)	X		565	418
Total Natural Gas and NGL Services			3,217	2,936
Total			$4,798	$4,531
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(2)    Included within Other are certain equity method investments that have been deemed to be VIEs. The December 31, 2024 Natural Gas and NGL Services value includes $129 million in investments associated with the Rockies, which were divested in the fourth quarter 2025.
(3)    At December 31, 2024, we owned a 45 percent interest in BANGL. On July 1, 2025, we acquired the remaining 55 percent interest in BANGL. As a result of acquiring the remaining interest, we obtained control and now consolidate BANGL.
(4)    On March 31, 2025, MPLX contributed a wholly-owned subsidiary with a fair value of $125 million to MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. As a result of the transaction, MPLX received special distributions of $42 million in 2025, which are reflected as a return of capital on the Consolidated Statement of Cash Flows.
(5)    MPLX also holds a 41 percent indirect interest in OGC through our ownership interest in MarkWest Utica EMG, L.L.C.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2025, 2024 and 2023. See Note 22 for information on our guarantees related to equity method investees.

From time to time, changes in the design or nature of the activities of our equity method investments may require us to reconsider our conclusions on the entity’s status as a VIE and/or our status as the primary beneficiary. Such reconsideration could result in a change in the classification of the equity method investment.
Summarized financial information for MPLX’s equity method investments is as follows:

(In millions)	2025	2024	2023
Income statement data:
Revenues and other income	$3,959	$3,594	$3,262
Costs and expenses	1,579	1,535	1,331
Income from operations	2,380	2,059	1,930
Net income	1,854	1,631	1,634
Balance sheet data:
Current assets	1,347	1,570	1,531
Noncurrent assets	20,199	17,927	13,860
Current liabilities	1,044	746	979
Noncurrent liabilities	7,011	6,711	4,856
As of December 31, 2025 and 2024, the carrying value of MPLX’s equity method investments in the Crude Oil and Products Logistics segment exceeded the underlying net assets of its investees by $283 million and $291 million, respectively. As of December 31, 2025 and 2024, the carrying value of MPLX’s equity method investments in the Natural Gas and NGL Services segment exceeded the underlying net assets of its equity method investments by approximately $124 million and $198 million, respectively.
At both December 31, 2025 and 2024, the Crude Oil and Products Logistics basis difference related to goodwill was $167 million. At December 31, 2025 and 2024, the Natural Gas and NGL Services basis difference related to goodwill was $0 million and $31 million, respectively, with the remaining basis differences primarily attributable to property, plant and equipment and intangible assets that will be amortized over the assets’ remaining useful life.
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
•MPLX has a marine transportation agreement with an initial term of three years under which MPC pays MPLX fees for providing marine transportation of crude oil, feedstock and refined petroleum products, and related services. This agreement is subject to two renewal periods of three years each.
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
•MPLX had a keep-whole commodity agreement with MPC under which MPC paid us a processing fee for NGLs related to keep-whole agreements and we paid MPC a marketing fee in exchange for assuming the commodity risk. The pricing structure under this agreement provided for a base volume subject to a base rate and incremental volumes subject to variable rates, which were calculated with reference to certain of our costs incurred as processor of the volumes. The pricing for both the base and incremental volumes were subject to revision each year. This agreement expired in March 2025.
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
Activity on the MPC Loan Agreement for the year ended December 31, 2025 is summarized in the table below. There was no activity on the MPC Loan Agreement for the years ended December 31, 2024 and 2023.

(In millions, except %)	2025
Borrowings	$50
Weighted average interest rate of borrowings	5.68%
Repayments	$50
Outstanding balance at end of period	$—
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the years ended December 31, 2025, 2024 and 2023, these sales totaled $627 million, $754 million and $739 million, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, General and administrative expenses incurred from MPC totaled $299 million, $289 million and $262 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For 2025, 2024 and 2023, these charges totaled $230 million, $182 million and $94 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases (see Note 21 for additional information) and deferred revenue.

	December 31,
(In millions)	2025	2024
Current assets - related parties
Receivables	$624	$620
Lease receivables	269	204
Prepaid	5	5
Other	1	1
Total	899	830
Noncurrent assets - related parties
Long-term lease receivables	421	677
Right of use assets	239	226
Unguaranteed residual asset	263	189
Long-term receivables	39	28
Total	962	1,120
Current liabilities - related parties
MPC loan agreement and other payables(1)	290	288
Deferred revenue	107	106
Operating lease liabilities	2	2
Total	399	396
Long-term liabilities - related parties
Long-term operating lease liabilities	237	224
Long-term deferred revenue	127	110
Total	$364	$334
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of December 31, 2025 or December 31, 2024.
Other Related Party Transactions
From time to time, MPLX may also sell to or purchase from related parties, assets and inventory at the lesser of average unit cost or net realizable value.

7. Equity
Units Outstanding
MPLX had 1,015,702,040 common units outstanding as of December 31, 2025. Of that number, 647,415,452 were owned by MPC. The changes in the number of common units during the years ended December 31, 2023, 2024 and 2025 are summarized below:

(In units)	Common Units
Balance at December 31, 2022	1,001,020,616
Unit-based compensation awards	196,428
Conversion of Series A preferred units	2,281,831
Balance at December 31, 2023	1,003,498,875
Unit-based compensation awards	141,985
Conversion of Series A preferred units(1)	21,078,998
Units redeemed in unit repurchase program	(7,577,568)
Balance at December 31, 2024	1,017,142,290
Unit-based compensation awards	147,670
Conversion of Series A preferred units(1)	6,166,965
Units redeemed in unit repurchase program	(7,754,885)
Balance at December 31, 2025	1,015,702,040
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
Total unit repurchases were as follows for the years ended December 31, 2025, 2024 and 2023:

(In millions, except per unit data)	2025	2024	2023
Number of common units repurchased	8	8	—
Cash paid for common units repurchased(1)	$400	$326	$—
Average cost per unit(1)	$51.58	$43.04	$—
(1)Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of December 31, 2025, we had $1,120 million remaining under the unit repurchase authorizations.
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
The changes in the Series B preferred unit balance during 2023 are included in the Consolidated Statements of Equity within Series B preferred units.
Cash Distributions
Total distributions declared for the years ended December 31, 2025, 2024 and 2023 are summarized in the table below.

	2025	2024	2023
Distributions per common unit	$4.066	$3.613	$3.250

The allocation of total quarterly cash distributions to common and preferred unitholders is as follows for the years ended December 31, 2025, 2024 and 2023. The Sixth Amended and Restated Agreement of Limited Partnership, dated as of February 1, 2021 (“Partnership Agreement”) sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and preferred unitholders will receive. MPLX’s distributions are declared for the prior quarter subsequent to the quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

(In millions)	2025	2024	2023
Common and preferred unit distributions:
Common unitholders, includes common units of general partner	$4,138	$3,678	$3,256
Series A preferred unit distributions	—	27	94
Series B preferred unit distributions(1)	—	—	5
Total cash distributions declared	$4,138	$3,705	$3,355
(1)    2023 period includes the portion of the $21 million distribution paid to the Series B preferred unitholders on February 15, 2023 that was earned during the period prior to the redemption.
On January 29, 2026, MPLX declared a quarterly cash distribution, based on the results of the fourth quarter of 2025, totaling $1,092 million, or $1.0765 per common unit. This distribution was paid on February 17, 2026 to unitholders of record on February 9, 2026.
8. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the years ended December 31, 2025, 2024 and 2023, MPLX had participating securities consisting of common units, certain equity-based compensation awards, Series A preferred units, and Series B preferred units as well as dilutive potential common units related to certain equity-based compensation awards. Potential common units that were anti-dilutive, and therefore omitted from the diluted earnings per unit calculation for the years ended December 31, 2025, 2024 and 2023, were less than 1 million.

(In millions, except per unit data)	2025	2024	2023
Net income attributable to MPLX LP(1):	$4,912	$4,317	$3,928
Less: Distributions declared on Series A preferred units	—	27	94
Distributions declared on Series B preferred units	—	—	5
Distributed and undistributed earnings allocated to other participating securities	3	9	16
Impact of redemption of Series B preferred units	—	—	5
Net Income available to common unitholders	$4,909	$4,281	$3,808
Weighted average units outstanding:
Basic	1,019	1,016	1,001
Diluted	1,019	1,017	1,002
Net income attributable to MPLX LP per limited partner unit:
Basic	$4.82	$4.21	$3.80
Diluted	$4.82	$4.21	$3.80
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
Preferred Unit Conversions
The following conversions were executed in accordance with the conversion provisions outlined in our Partnership Agreement. During the years ended December 31, 2024 and 2023, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 21 million common units and 2 million common units, respectively. On February 11, 2025,

MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units. As a result, there were no Series A preferred units outstanding at December 31, 2025.
For a summary of changes in the redeemable preferred balance for the years ended December 31, 2025, 2024 and 2023, see the Consolidated Statements of Equity.
Preferred Unit Distribution Rights

Prior to conversion, the Series A preferred units ranked senior to all common units and pari passu with all Series B preferred units with respect to distributions and rights upon liquidation. The holders of the Series A preferred units were entitled to receive, when and if declared by the board, a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis, including any supplemental distributions made to common unitholders.
Financial Statement Presentation
Prior to conversion, the Series A preferred units were considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event, which is outside MPLX’s control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets for the year end December 31, 2024. The Series A preferred units were recorded at their issuance date fair value, net of issuance costs. Income allocations increased the carrying value and declared distributions decreased the carrying value of the Series A preferred units.
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
•Natural Gas and NGL Services – gathers, treats, processes and transports natural gas; and transports, fractionates, stores and markets NGLs.
The CODM evaluates the performance of our segments using Segment Adjusted EBITDA. The CODM uses Segment Adjusted EBITDA results and considers forecast-to-actual variances on a periodic basis when making decisions about allocating capital and personnel as a part of the annual business plan process and ongoing monitoring of performance. Amounts included in net income and excluded from Segment Adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) income/(loss) from equity method investments; (iv) distributions and adjustments related to equity method investments; (v) impairment expense; (vi) noncontrolling interests, (vii) transaction-related costs; and (viii) other adjustments as applicable. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the Partnership by our CODM and thus are not reported in our disclosures.

The tables below present information about our reportable segments:

(In millions)	2025	2024	2023
Crude Oil and Products Logistics
Service revenue	$4,824	$4,543	$4,335
Rental income	923	882	857
Product related revenue	16	18	18
Sales-type lease revenue	448	475	500
Income from equity method investments	243	269	270
Other income	121	152	68
Total segment revenues and other income(1)	6,575	6,339	6,048
Operating expenses	2,173	2,097	2,006
Other segment items(2)	(145)	(133)	(92)
Segment Adjusted EBITDA(3)	4,547	4,375	4,134
Capital expenditures	538	482	414
Investments in unconsolidated affiliates(4)	—	93	8
Natural Gas and NGL Services
Service revenue	2,468	2,407	2,189
Rental income	226	222	208
Product related revenue	2,418	2,221	2,191
Sales-type lease revenue	151	136	136
Income from equity method investments(5)	454	533	330
Gain on equity method investments(6)	484	20	92
Other income	222	55	87
Total segment revenues and other income(1)	6,423	5,594	5,233
Purchased product costs	1,815	1,561	1,598
Operating expenses	1,716	1,704	1,564
Other segment items(2)	422	(60)	(64)
Segment Adjusted EBITDA(3)	2,470	2,389	2,135
Capital expenditures	1,418	568	605
Investments in unconsolidated affiliates(4)	$794	$143	$90
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $751 million, $746 million and $701 million for the years ended December 31, 2025, 2024 and 2023, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $6,210 million, $5,297 million and $4,902 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Other segment items in the Crude Oil and Products Logistics segment include income from equity method investments, distributions and adjustments related to equity method investments, equity-based compensation and other miscellaneous items. Other segment items in the Natural Gas and NGL Services segment include income from and gain on equity method investments, distributions and adjustments related to equity method investments, gain on sale of assets, transaction-related costs, unrealized derivative gain/loss and other miscellaneous items.
(3)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(4)    Investments in unconsolidated affiliates in the Crude Oil and Products Logistics segment includes a contribution of $92 million in 2024 to Dakota Access to fund our share of a debt repayment by the joint venture and excludes $18 million in 2024 related to acquisition of an additional interest in Wink to Webster Pipeline LLC. Investments in unconsolidated affiliates in the Natural Gas and NGL Services segment includes cash contributions to several joint ventures to fund current growth capital projects in 2025 and excludes $151 million in 2025 related to acquisition of an additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline, a $49 million capital contribution in 2025 to WPC Parent, LLC to purchase Enbridge’s special membership interest in the Rio Bravo Pipeline project, a $13 million payment in 2025 related to earnout associated with MXP Parent, LLC, and $210 million in 2024 related to the acquisition of additional interests in BANGL, LLC.
(5)    Includes a $151 million gain related to the dilution of ownership interest in connection with the Whistler Joint Venture Transaction in 2024.
(6)    Gain on equity method investments represents the gain on remeasurement of our existing equity method investment in BANGL in conjunction with the BANGL Acquisition in 2025, the gain on remeasurement of our existing equity method investment in OCC in conjunction with the Utica Midstream Acquisition in 2024, and the gain on remeasurement of our existing equity method investment in Torñado in conjunction with the purchase of the remaining joint venture interest in 2023.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

(In millions)	2025	2024	2023
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$4,547	$4,375	$4,134
Natural Gas and NGL Services Segment Adjusted EBITDA	2,470	2,389	2,135
Total reportable segments	7,017	6,764	6,269
Depreciation and amortization(1)	(1,351)	(1,283)	(1,213)
Net interest and other financial costs	(983)	(921)	(923)
Income from equity method investments	697	802	600
Distributions/adjustments related to equity method investments	(962)	(928)	(774)
Gain on equity method investments	484	—	92
Gain on sale of assets	159	—	—
Transaction-related costs(2)	(33)	—	—
Adjusted EBITDA attributable to noncontrolling interests	44	44	42
Garyville incident response costs(3)	—	—	(16)
Other(4)	(120)	(121)	(111)
Net income	$4,952	$4,357	$3,966
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $546 million, $526 million and $530 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $805 million, $757 million and $683 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Transaction-related costs include costs associated with the Northwind Midstream Acquisition, the BANGL Acquisition and the divestiture of the Rockies gathering and processing operations discussed in Note 4.
(3)    In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $16 million of incident response costs, net of insurance recoveries, during the year ended December 31, 2023.
(4)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes and other miscellaneous items.
11. Major Customers and Concentration of Credit Risk
The table below shows, by segment, the percentage of total revenues and other income with MPC, which is our most significant customer and our largest concentration of credit risk.

	2025	2024	2023
Total revenues and other income(1)
Crude Oil and Products Logistics	88%	88%	88%
Natural Gas and NGL Services	2%	4%	5%
Total	48%	49%	50%
(1)    The percent calculations for the year ended December 31, 2025 exclude a $484 million gain on remeasurement of our existing equity method investment in BANGL in conjunction with the BANGL Acquisition and a $159 million gain on divestiture of the Rockies. The percent calculations for the year ended December 31, 2024 exclude a gain of $151 million related to the dilution of ownership interest in connection with the Whistler Joint Venture Transaction. The percent calculations for the year ended December 31, 2023 exclude a $92 million gain on remeasurement of our existing equity investment in Torñado. See Note 4 for additional information.
Revenue from the sale of products purchased after services are provided is reported as Product sales on the Consolidated Statements of Income and recognized on a gross basis, as MPLX takes control of the product and is the principal in the transaction. For the years ended December 31, 2025 and 2023, revenues with one customer, primarily related to these NGL transactions, accounted for approximately 10 percent of our total revenues and other income.
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

12. Inventories
Inventories consist of the following:

	December 31,
(In millions)	2025	2024
NGLs	$5	$5
Line fill	2	18
Spare parts, materials and supplies	165	157
Total inventories	$172	$180
13. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	Estimated Useful Lives	December 31,
(In millions)		2025	2024
Crude Oil and Products Logistics
Pipelines	15 - 50 years	$6,908	$6,627
Refining logistics	15 - 20 years	1,990	1,867
Terminals	15 - 40 years	1,869	1,726
Marine	15 - 20 years	1,188	1,149
Land, building and other	5 - 50 years	1,627	1,619
Construction-in-progress		227	201
Total Crude Oil and Products Logistics property, plant and equipment		13,809	13,189
Natural Gas and NGL Services
Gathering and transportation	5 - 40 years	9,379	7,789
Treating, processing and fractionation	10 - 40 years	6,896	6,611
Land, building and other	5 - 40 years	437	541
Construction-in-progress		1,238	274
Total Natural Gas and NGL Services property, plant and equipment		17,950	15,215
Total property, plant and equipment		31,759	28,404
Less accumulated depreciation		10,061	9,250
Property, plant and equipment, net		$21,698	$19,154
We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $42 million, $19 million and $15 million for the years ended December 31, 2025, 2024 and 2023, respectively.
14. Goodwill and Intangibles
Goodwill
MPLX annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount.
Our reporting units are one level below our operating segments and are determined based on the way in which segment management operates and reviews each operating segment. We have five reporting units, four of which have goodwill allocated to them. For the annual impairment assessment as of November 30, 2025, management performed only a qualitative assessment for the four reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. Total goodwill at December 31, 2025 was $8,755 million, and no impairment was recorded as a result of our November 30, 2025 annual goodwill impairment analysis.

The changes in carrying amount of goodwill were as follows for the periods presented:

(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Balance as of December 31, 2023	$7,645	$—	$7,645
Impairment losses	—	—	—
Balance as of December 31, 2024	7,645	—	7,645
Acquisitions(1)	—	1,110	1,110
Impairment losses	—	—	—
Balance as of December 31, 2025	7,645	1,110	8,755

Gross goodwill as of December 31, 2025	7,645	4,251	11,896
Accumulated impairment losses	—	(3,141)	(3,141)
Balance as of December 31, 2025	$7,645	$1,110	$8,755
(1)    Acquisitions in 2025 are inclusive of the Northwind Midstream Acquisition and the BANGL Acquisition.
Intangible Assets
MPLX’s intangible assets are comprised of customer contracts and relationships. Gross intangible assets with accumulated amortization as of December 31, 2025 and 2024 is shown below:

	December 31, 2025			December 31, 2024
(In millions)	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
Crude Oil and Products Logistics	$308	$(260)	$48	$283	$(224)	$59
Natural Gas and NGL Services	2,175	(826)	1,349	1,363	(904)	459
	$2,483	$(1,086)	$1,397	$1,646	$(1,128)	$518
(1)    Amortization expense attributable to the Crude Oil and Products Logistics segment for the years ended December 31, 2025 and 2024 was $36 million and $35 million, respectively. Amortization expense attributable to the Natural Gas and NGL Services segment for the years ended December 31, 2025 and 2024 was $105 million and $99 million, respectively.
Estimated future amortization expense related to the intangible assets at December 31, 2025 is as follows:

(In millions)
2026	$164
2027	136
2028	125
2029	91
2030	91
2031 and thereafter	790
Total	$1,397

15. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 by fair value hierarchy level.

	December 31,
	2025			2024
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Embedded derivatives in commodity contracts
Other current liabilities	$—	$—	$6	$—	$—	$10
Other long-term liabilities	—	—	35	—	—	48
Total embedded derivatives in commodity contracts	—	—	41	—	—	58
Contingent consideration / Other long-term liabilities	—	—	236	—	—	—
Total carrying value in Consolidated Balance Sheets	$—	$—	$277	$—	$—	$58
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
The fair value calculation for the embedded derivative liability for the natural gas purchase commitment used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.60 to $1.19 per gallon with a weighted average of $0.72 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2025	2024
Beginning balance	$(58)	$(61)
Contingent consideration(1)	(234)	—
Unrealized and realized gain/(loss) included in Net income(2)	5	(10)
Settlements	10	13
Ending balance	(277)	(58)

The amount of total gain/(loss) for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$7	$(7)
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
The fair value of MPLX’s debt is estimated based on average bid prices obtained from broker quotes and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	December 31,
	2025		2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$24,887	$25,821	$19,574	$21,068
(1)    Any amounts outstanding under the MPC Loan Agreement are not included in the table above, as the carrying value approximates fair value. This balance, if any, is reflected in Current liabilities - related parties in the Consolidated Balance Sheets.
16. Derivative Financial Instruments
Embedded Derivative - MPLX has a natural gas purchase commitment embedded in a keep-whole processing agreement with a producer customer in the Southern Appalachia region expiring in December 2027. The customer has the unilateral option to extend the agreement for one five-year term through December 2032. For accounting purposes, the natural gas purchase commitment and the term extending option have been aggregated into a single compound embedded derivative. The probability of the customer exercising its option is determined based on assumptions about the customer’s potential business strategy decision points that may exist at the time they would elect whether to renew the contract. The changes in fair value of this compound embedded derivative are based on the difference between the contractual and index pricing, the probability of the producer customer exercising its option to extend, and the estimated favorability of these contracts compared to current market conditions. The changes in fair value are recorded in earnings through Purchased product costs in the Consolidated Statements of Income. For further information regarding the fair value measurement of derivative instruments, see Note 15. See Note 2 for a discussion of derivatives MPLX may use and the reasons for them. At December 31, 2025 and 2024, the estimated fair value of this contract was a liability of $41 million and $58 million, respectively.
As of December 31, 2025 and 2024, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.
The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

(In millions)	2025	2024	2023
Product sales
Realized gain	$—	$1	$7
Product sales derivative gain	—	1	7
Purchased product costs
Realized loss	(10)	(13)	(11)
Unrealized gain	17	3	—
Purchased product cost derivative (loss)/gain	7	(10)	(11)
Total derivative (loss)/gain included in Net Income	$7	$(9)	$(4)

17. Debt
MPLX’s outstanding borrowings consist of the following:

	December 31,
(In millions)	2025	2024
MPLX LP:
MPLX Credit Agreement	$—	$—
4.000% senior notes due February 15, 2025	—	500
4.875% senior notes due June 1, 2025	—	1,189
1.750% senior notes due March 1, 2026	1,500	1,500
4.125% senior notes due March 1, 2027	1,250	1,250
4.250% senior notes due December 1, 2027	732	732
4.000% senior notes due March 15, 2028	1,250	1,250
4.800% senior notes due February 15, 2029	750	750
2.650% senior notes due August 15, 2030	1,500	1,500
4.800% senior notes due February 15, 2031	1,250	—
4.950% senior notes due September 1, 2032	1,000	1,000
5.000% senior notes due January 15, 2033	750	—
5.000% senior notes due March 1, 2033	1,100	1,100
5.500% senior notes due June 1, 2034	1,650	1,650
5.400% senior notes due April 1, 2035	1,000	—
5.400% senior notes due September 15, 2035	1,500	—
4.500% senior notes due April 15, 2038	1,750	1,750
5.200% senior notes due March 1, 2047	1,000	1,000
5.200% senior notes due December 1, 2047	487	487
4.700% senior notes due April 15, 2048	1,500	1,500
5.500% senior notes due February 15, 2049	1,500	1,500
4.950% senior notes due March 14, 2052	1,500	1,500
5.650% senior notes due March 1, 2053	500	500
5.950% senior notes due April 1, 2055	1,000	—
6.200% senior notes due September 15, 2055	1,000	—
4.900% senior notes due April 15, 2058	500	500
Consolidated subsidiaries:
MarkWest - 4.875% senior notes, due 2025	—	11
ANDX - 4.250% - 5.200% senior notes, due 2027-2047	31	31
Finance lease obligations(1)	6	6
Total	26,006	21,206
Unamortized debt issuance costs	(174)	(126)
Unamortized discount	(179)	(132)
Amounts due within one year	(1,502)	(1,693)
Total long-term debt due after one year	$24,151	$19,255
(1)    See Note 21 for lease information.
The following table shows five years of scheduled debt payments, including payments on finance lease obligations, as of December 31, 2025:

(In millions)
2026	$1,503
2027	2,002
2028	1,250
2029	750
2030	1,500

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
The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that MPLX considers to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments, including for certain acquisitions and dispositions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on our assets and entering into transactions with affiliates. As of December 31, 2025, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.
Activity on the MPLX Credit Agreement during the year ended December 31, 2025 is summarized in the table below. There were no revolver borrowings or repayments under the MPLX Credit Agreement during the year ended December 31, 2024.

(in millions, except %)	2025
Borrowings	$106
Weighted average interest rate of borrowings	7.74%
Repayments	$106
Outstanding balance at end of period	$—
Letters of credit outstanding	$0.2
Total remaining availability on facility	$2,000
Percent of borrowing capacity available	100%

Senior Notes
Interest on each series of MPLX LP and ANDX senior notes outstanding is payable semi-annually in arrears, according to the table below.

Senior Notes	Interest payable semi-annually in arrears
1.750% senior notes due March 1, 2026	March 1st and September 1st
4.125% senior notes due March 1, 2027	March 1st and September 1st
4.250% senior notes due December 1, 2027	June 1st and December 1st
4.000% senior notes due March 15, 2028	March 15th and September 15th
4.800% senior notes due February 15, 2029	February 15th and August 15th
2.650% senior notes due August 15, 2030	February 15th and August 15th
4.800% senior notes due February 15, 2031	February 15th and August 15th
4.950% senior notes due September 1, 2032	March 1st and September 1st
5.000% senior notes due January 15, 2033	January 15th and July 15th
5.000% senior notes due March 1, 2033	March 1st and September 1st
5.500% senior notes due June 1, 2034	June 1st and December 1st
5.400% senior notes due April 1, 2035	April 1st and October 1st
5.400% senior notes due September 15, 2035	March 15th and September 15th
4.500% senior notes due April 15, 2038	April 15th and October 15th
5.200% senior notes due March 1, 2047	March 1st and September 1st
5.200% senior notes due December 1, 2047	June 1st and December 1st
4.700% senior notes due April 15, 2048	April 15th and October 15th
5.500% senior notes due February 15, 2049	February 15th and August 15th
4.950% senior notes due March 14, 2052	March 14th and September 14th
5.650% senior notes due March 1, 2053	March 1st and September 1st
5.950% senior notes due April 1, 2055	April 1st and October 1st
6.200% senior notes due September 15, 2055	March 15th and September 15th
4.900% senior notes due April 15, 2058	April 15th and October 15th
The following table summarizes debt issuances during the year ended December 31, 2025, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Note	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
March 10, 2025	$1,000	(1)	5.400	99.398	April 1 and October 1	April 1, 2035
March 10, 2025	1,000	(1)	5.950	98.331	April 1 and October 1	April 1, 2055
August 11, 2025	1,250	(2)	4.800	99.880	February 15 and August 15	February 15, 2031
August 11, 2025	750	(2)	5.000	98.936	January 15 and July 15	January 15, 2033
August 11, 2025	1,500	(2)	5.400	98.943	March 15 and September 15	September 15, 2035
August 11, 2025	1,000	(2)	6.200	98.277	March 15 and September 15	September 15, 2055
(1)    On April 9, 2025, MPLX used $1.2 billion of the net proceeds from the issuance of senior notes in March 2025 to redeem all of (i) MPLX’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. The remaining net proceeds from this offering were used for general partnership purposes.
(2)    We used a portion of the net proceeds from this offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL Debt Repayment. The remainder of the net proceeds from this offering were used for general partnership purposes.
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Note 4 for additional information on the BANGL Acquisition.
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) in an underwritten public offering. The 2034 Senior Notes were offered at a price to the public of 98.778 percent of par, with interest payable semi-annually in arrears, commencing on December 1, 2024. On December 1, 2024, MPLX used $1,150 million of the net proceeds from the issuance of the 2034 Senior Notes to repay all of (i) MPLX’s outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (ii) MarkWest’s outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024. On February 18, 2025, MPLX used the remaining net proceeds from the issuance of the 2034 Senior Notes to repay all of MPLX’s outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025.
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
18. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

(In millions)	2025	2024	2023
Interest expense	$1,072	$963	$912
Other financial costs	21	72	69
Interest income	(68)	(95)	(43)
Capitalized interest	(42)	(19)	(15)
Net interest and other financial costs	$983	$921	$923
19. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the years ended December 31, 2025, 2024 and 2023:

	2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$453	$2,446	$2,899
Service revenue - related parties	4,371	22	4,393
Service revenue - product related	—	289	289
Product sales	4	1,998	2,002
Product sales - related parties	12	131	143
Total revenues from contracts with customers	$4,840	$4,886	9,726
Non-ASC 606 revenue and other income(1)			3,272
Total revenues and other income			$12,998

	2024
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$391	$2,379	$2,770
Service revenue - related parties	4,152	28	4,180
Service revenue - product related	—	357	357
Product sales	5	1,652	1,657
Product sales - related parties	13	212	225
Total revenues from contracts with customers	$4,561	$4,628	9,189
Non-ASC 606 revenue and other income(1)			2,744
Total revenues and other income			$11,933

	2023
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$369	$2,170	$2,539
Service revenue - related parties	3,966	19	3,985
Service revenue - product related	—	294	294
Product sales	5	1,660	1,665
Product sales - related parties	13	237	250
Total revenues from contracts with customers	$4,353	$4,380	8,733
Non-ASC 606 revenue and other income(1)			2,548
Total revenues and other income			$11,281
(1)    Non-ASC 606 Revenue and other income includes rental income, sales-type lease revenue, income from equity method investments and other income.
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
Under certain contracts, we recognize revenues in excess of billings, which we present as contract assets. Contract assets typically relate to deficiency payments related to minimum volume commitments and aid in construction agreements where the revenue recognized and MPLX’s rights to consideration for work completed exceeds the amount billed to the customer. Contract assets are included in Other current assets and Other noncurrent assets on the Consolidated Balance Sheets.
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
The tables below reflect the changes in ASC 606 contract balances for the years ended December 31, 2025 and 2024:

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(2)	Balance at December 31, 2025
Contract assets	$2	$13	$—	$15
Long-term contract assets	—	4	—	4
Deferred revenue	84	9	(80)	13
Deferred revenue - related parties	71	86	(91)	66
Long-term deferred revenue(1)	315	(198)	—	117
Long-term deferred revenue - related parties	44	1	—	45

(In millions)	Balance at December 31, 2023	Additions/ (Deletions)	Revenue Recognized(2)	Balance at December 31, 2024
Contract assets	$3	$—	$(1)	$2
Long-term contract assets	1	(1)	—	—
Deferred revenue	59	86	(61)	84
Deferred revenue - related parties	47	90	(66)	71
Long-term deferred revenue	344	(29)	—	315
Long-term deferred revenue - related parties	29	15	—	44
(1)    Long-term deferred revenue deletions include $180 million removed in connection with the Rockies divestiture. See Note 4 for additional information related to the Rockies divestiture.
(2)    No significant revenue was recognized related to past performance obligations in the period presented.

Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2026	$2.0
2027	1.9
2028	0.7
2029	0.3
2030	0.2
2031 and thereafter	0.7
Total revenue on remaining performance obligations	$5.8
As of December 31, 2025, unsatisfied performance obligations included in the Consolidated Balance Sheets are $241 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 20 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.
20. Supplemental Cash Flow Information

(In millions)	2025	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$913	$940	$893
Income taxes paid	7	6	7
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	64	71	71
Net cash provided by financing activities included:
Principal payments under finance lease obligations	2	1	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to materials and supplies inventories	—	—	(8)
Contribution of assets(1)	115	—	—
ROU assets obtained in exchange for new operating lease obligations	53	47	21
ROU assets obtained in exchange for new finance lease obligations	3	1	—
Book value of equity method investment(2)	282	4	311
Contingent consideration(3)	234	—	—
Other	24	—	—
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
(2)    Represents the book value of MPLX’s equity method investment in BANGL in 2025, OCC in 2024 and Torñado in 2023 prior to MPLX buying out the remaining interest in these entities. See Note 4 for additional information.
(3)    See Note 4 – BANGL, LLC Acquisitions.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2025	2024	2023
Additions to property, plant and equipment	$1,808	$1,056	$937
Increase/(decrease) in capital accruals	170	(6)	82
Other	(22)	—	—
Total capital expenditures	$1,956	$1,050	$1,019

21. Leases
Lessee
We lease a wide variety of facilities and equipment under leases from third parties, including land and building space, office and field equipment, storage facilities and transportation equipment, while our related party leases primarily relate to ground leases associated with our refining logistics assets. Our remaining lease terms range from less than one year to 93 years. Some long-term leases include renewal options ranging from one year to 50 years and, in certain leases, also include purchase options. Renewal options and termination options were not included in the measurement of ROU assets and lease liabilities since it was determined they were not reasonably certain to be exercised.
The components of lease cost were as follows:

	2025		2024		2023
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Components of lease costs:
Operating lease costs	$15	$60	$14	$58	$14	$56
Finance lease cost:
Amortization of ROU assets	—	2	—	1	—	1
Interest on lease liabilities	—	1	—	—	—	—
Total finance lease cost	—	3	—	1	—	1

Variable lease cost	4	14	4	12	4	10
Short-term lease cost	1	70	1	71	1	61
Total lease cost	$20	$147	$19	$142	$19	$128
Supplemental balance sheet data related to leases were as follows:

	December 31, 2025		December 31, 2024
(In millions, except % and years)	Related Party	Third Party	Related Party	Third Party
Operating leases
Assets
Right of use assets	$239	$276	$226	$273
Liabilities
Operating lease liabilities	2	53	2	45
Long-term operating lease liabilities	237	217	224	217
Total operating lease liabilities	$239	$270	$226	$262
Weighted average remaining lease term	40 years	7 years	42 years	8 years
Weighted average discount rate	5.8%	4.3%	5.8%	4.2%

Finance leases
Assets
Property, plant and equipment, gross		$12		$10
Less: Accumulated depreciation		6		5
Property, plant and equipment, net		6		5
Liabilities
Long-term debt due within one year		2		1
Long-term debt		4		5
Total finance lease liabilities		$6		$6
Weighted average remaining lease term		21 years		22 years
Weighted average discount rate		5.8%		6.0%

As of December 31, 2025, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Related Party Operating Leases	Third Party Operating Leases	Finance Leases
2026	$16	$62	$3
2027	16	54	2
2028	16	47	—
2029	15	36	—
2030	15	28	—
2031 and thereafter	537	84	7
Gross lease payments	615	311	12
Less: Imputed interest	376	41	6
Total lease liabilities	$239	$270	$6

Lessor
Certain fee-based transportation and storage services agreements with MPC and third parties and certain fee-based natural gas transportation and processing agreements with third parties are accounted for as operating leases under ASC 842. These agreements have remaining terms ranging from less than one year to 20 years with renewal options ranging from one year to five years, with some agreements having multiple renewal options.
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
Lease revenues included on the Consolidated Statements of Income during 2025, 2024 and 2023 were as follows:

	2025		2024		2023
(In millions)	Related Party	Third Party	Related Party	Third Party	Related Party	Third Party
Operating leases:
Rental income	$889	$260	$853	$251	$822	$243
Sales-type leases:
Interest income (Sales-type rental revenue - fixed minimum)	431	113	455	114	467	114
Interest income (Revenue from variable lease payments)	17	38	20	22	33	22
Sales-type lease revenue	$448	$151	$475	$136	$500	$136
There were no significant sales-type lease commencements or modifications during the periods presented which resulted in additional lease receivables.
The following is a schedule of minimum future rental payments to be received on the non-cancellable operating leases as of December 31, 2025:

(In millions)	Related Party	Third Party	Total
2026	$835	$107	$942
2027	721	80	801
2028	418	73	491
2029	264	71	335
2030	254	58	312
2031 and thereafter	519	182	701
Total minimum future rentals	$3,011	$571	$3,582

Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2025:

(In millions)	Related Party	Third Party	Total
2026	$472	$181	$653
2027	390	163	553
2028	109	154	263
2029	56	146	202
2030	56	138	194
2031 and thereafter	63	903	966
Total minimum future rentals	1,146	1,685	2,831
Less: Imputed interest	456	691	1,147
Lease receivable(1)	$690	$994	$1,684

Current lease receivables(2)	$269	$108	$377
Long-term lease receivables(3)	421	886	1,307
Unguaranteed residual assets(3)	263	117	380
Total sales-type lease assets	$953	$1,111	$2,064
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
The following schedule summarizes MPLX’s investment in assets held under operating lease by major classes as of December 31, 2025 and 2024:

	December 31,
(In millions)	2025	2024
Pipelines	$681	$689
Refining logistics	1,774	1,430
Terminals	1,440	1,310
Marine	126	126
Gathering and transportation	111	86
Processing and fractionation	1,017	1,039
Land, building and other	161	171
Total property, plant and equipment	5,310	4,851
Less: accumulated depreciation	2,731	2,378
Property, plant and equipment, net	$2,579	$2,473
Capital expenditures related to assets subject to sales-type lease arrangements were $221 million, $159 million and $85 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are reflected as Additions to property, plant and equipment in the Consolidated Statements of Cash Flows.
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
At December 31, 2025 and 2024, accrued liabilities for remediation totaled $21 million and $15 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

MPLX is involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to MPLX cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on its consolidated results of operations, financial position or cash flows.
Other Legal Proceedings
Tesoro High Plains Pipeline
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and directed the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
Dakota Access Pipeline
We hold a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the United States Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued the final EIS in late 2025 and recommended the continued operation of the pipeline. The Army Corps may issue a Record of Decision now that the final EIS has been issued. New litigation may be filed now that the final EIS has been issued.
We have entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations.
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
WPC Parent, LLC
MPLX’s maximum exposure to loss for WPC Parent, LLC includes an $109 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
At December 31, 2025, MPLX’s contractual commitments to acquire property, plant and equipment totaled $311 million. In addition, from time to time and in the ordinary course of business, MPLX and its affiliates provide guarantees of MPLX’s subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require MPLX to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2025, management does not believe there are any indications that MPLX will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.
Other Contractual Obligations
MPLX executed various third-party transportation, terminalling, and gathering and processing agreements that obligate us to minimum volume, throughput or payment commitments over the remaining terms, which range from less than one year to seven years. After the minimum volume commitments are met in these agreements, MPLX pays additional amounts based on throughput. These agreements may include escalation clauses based on various inflationary indices; however, those potential increases have not been incorporated in minimum fees due under these agreements presented below. The minimum future payments under these agreements as of December 31, 2025 are as follows:

(In millions)
2026	$163
2027	146
2028	132
2029	46
2030	12
2031 and thereafter	10
Total	$509
23. Subsequent Event
On February 12, 2026, MPLX issued $1.0 billion aggregate principal amount of 5.30 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.10 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering. The 2036 Senior Notes were offered at a price to the public of 99.678 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. The 2056 Senior Notes were offered at a price to the public of 98.453 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. We intend to use the net proceeds from the 2036 Senior Notes and 2056 Senior Notes to repay MPLX’s outstanding $1,500 million aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity. Pending final use, we may invest the proceeds in short-term marketable securities or other investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
MPLX LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer of our general partner. Based on the results of this evaluation, MPLX LP’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
In accordance with guidance issued by the Securities and Exchange Commission staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Consistent with this guidance, management’s assessment of the effectiveness of the MPLX’s internal control over financial reporting as of December 31, 2025 excluded the internal controls of Northwind Midstream, which was acquired in a business combination on August 29, 2025. The total assets and total revenues and other income of Northwind Midstream, a wholly-owned subsidiary, represented approximately 3% and less than 1% of the MPLX’s consolidated total assets and total revenues and other income, respectively, as of and for the year ended December 31, 2025. MPLX intends to include Northwind Midstream in future assessments of internal control over financial reporting.
The effectiveness of MPLX LP’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
The “Report of Independent Registered Public Accounting Firm” is set forth in Item 8.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Marathon Petroleum Termination Allowance Plan
Marathon Petroleum Company LP (“MPC LP”), an affiliate of MPC, sponsors and maintains the Marathon Petroleum Termination Allowance Plan (the “TAP Plan”), which is intended to provide eligible employees of MPC LP and its affiliates with certain severance (a “termination allowance”) and other benefits in connection with certain involuntary terminations of employment. On February 25, 2026, MPC’s Board of Directors approved changes to the termination allowance formula applicable to certain employees of MPC, including those employees who are MPLX’s named executive officers.
All employees must meet certain requirements to be eligible for a termination allowance and other benefits under the TAP Plan. The amount of the termination allowance for an eligible employee who is a Senior Leader (as defined in the TAP Plan to include MPLX’s named executive officers) is the sum of his or her: (a) annual base salary rate as in effect on the date preceding his or her termination date and (b) target award amount pursuant to MPC’s Annual Cash Bonus Program. The amount of the termination allowance for the Chief Executive Officer is two times the sum of his or her: (a) annual base salary rate as in effect on the date preceding his or her termination date and (b) target award amount pursuant to MPC’s Annual Cash Bonus Program.

MPLX does not directly employ any of the personnel responsible for managing and operating MPLX’s business, including MPLX’s named executive officers. Instead, MPLX pays MPC a fixed amount to provide the necessary personnel, all of whom are employed by MPC and its affiliates.
The foregoing description of the TAP Plan is qualified in its entirety by reference to the full text of the TAP Plan, a copy of which is attached as Exhibit 10.57 to this Annual Report on Form 10-K and incorporated herein by reference.
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
DIRECTORS AND EXECUTIVE OFFICERS OF MPLX GP LLC
Following is information about the directors, executive officers and corporate officers of MPLX GP LLC:

Name	Age as of February 1, 2026	Position with MPLX GP LLC
Maryann T. Mannen*	63	Chairman, President and Chief Executive Officer
C. Kristopher Hagedorn*	49	Director, Executive Vice President and Chief Financial Officer
Christine S. Breves	69	Director
Christopher A. Helms	71	Director
Maria A. Khoury	55	Director
Garry L. Peiffer	74	Director
Frank M. Semple	74	Director
J. Michael Stice	66	Director
John P. Surma	71	Director
Ray N. Walker, Jr.	66	Director
Molly R. Benson*	59	Chief Legal Officer and Corporate Secretary
Gregory S. Floerke*	62	Executive Vice President and Chief Operating Officer
Michael A. Henschen II	55	Senior Vice President
David R. Heppner	59	Senior Vice President
Rick D. Hessling	59	Senior Vice President
Shawn M. Lyon*	58	Senior Vice President Logistics and Storage
Brian K. Partee	52	Senior Vice President
Rebecca L. Iten*	45	Vice President and Controller
Kristina A. Kazarian	43	Vice President Finance and Investor Relations
Kelly S. Niese	46	Vice President Treasury
*     Executive officer. Officers not so designated are corporate officers.
Ms. Mannen was appointed President and Chief Executive Officer, effective August 2024. She was elected Chairman of the Board, effective January 2026, having served as a member of the Board since February 2021. Ms. Mannen also was elected Chairman of MPC’s Board of Directors, effective January 2026, having served as President and Chief Executive Officer of MPC, and as a member of MPC’s Board of Directors, since August 2024. Previously, she served as President of MPC since January 2024, and as Executive Vice President and Chief Financial Officer from January 2021 through December 2023. Before joining MPC, Ms. Mannen was Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a leading global engineering services and energy technology company, beginning in 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, as Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen serves as chairman of the American Petroleum Institute (API), on the executive committee of American Fuel and

Petrochemical Manufacturers (AFPM) and the executive committee of the Ohio Business Roundtable, and is a member of The Business Council. She also serves as secretary of the Cynthia Woods Mitchell Pavilion board of directors and is a member of its executive and finance committees. Ms. Mannen holds a bachelor's degree in accounting and a master’s degree in business administration from Rider University.
Qualifications: Ms. Mannen brings to the Board significant leadership experience in the energy industry, including in the areas of management, finance and international operations. In addition, her experience as Chief Financial Officer at large, publicly traded energy sector companies enables her to contribute important insights regarding finance, risk management and public company matters.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2024); Owens Corning (since 2014)
Mr. Hagedorn was appointed Executive Vice President and Chief Financial Officer, and was elected a member of the Board, effective January 2024. He previously served as MPC’s Senior Vice President and Controller since September 2021, and as MPLX’s Vice President and Controller from October 2017 through August 2021. Before joining MPLX, he was Vice President and Controller at CONSOL Energy Inc., a Pennsylvania-based natural gas and coal producer and exporter, beginning in 2015, Assistant Controller beginning in 2014, and Director Financial Accounting beginning in 2012. Mr. Hagedorn was Chief Accounting Officer for CONE Midstream Partners LP, a publicly traded master limited partnership with gathering assets in the Appalachian Basin, from 2014 to 2015. Previously, he served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 1998. Mr. Hagedorn holds a bachelor’s degree in accounting from West Virginia University.
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
Other Public Company Directorships within Past Five Years: None
Ms. Breves was elected a member of the Board, effective November 2022. From 2013 until her retirement in December 2022, Ms. Breves held a number of senior roles at United States Steel Corporation (“U.S. Steel”), including a transitional role as Executive Vice President, Business Transformation from August 2022 until her retirement, as Senior Vice President and Chief Financial Officer beginning in 2019, as Senior Vice President, Manufacturing Support and Chief Supply Chain Officer beginning in 2017, and as Vice President and Chief Procurement Officer beginning in 2013. Prior to joining U.S. Steel, Ms. Breves was with Alcoa Corporation for 14 years, where she served in various leadership positions in the company’s global procurement organization, including as Chief Procurement Officer from 2004 to 2012. Ms. Breves holds a bachelor’s degree in management from College of Charleston and a master’s degree in business administration and management from The Citadel.
Qualifications: Ms. Breves brings to the Board significant executive experience in accounting and finance, strategy development and business transformation, procurement and operations management including extensive maintenance experience, as well as expertise in financial systems management, risk management and talent development. She has extensive experience in establishing internal controls, reviewing financial statements, and leading global working capital improvement and cost reduction initiatives.
Other Public Company Directorships within Past Five Years: RXO, Inc. (since 2022); Sylvamo Corporation (since 2021)
Mr. Helms was elected a member of the Board, effective October 2012. Mr. Helms is President and Chief Executive Officer of US Shale Management Company, a wholly-owned subsidiary of US Shale Energy Advisors LLC. Mr. Helms is the co-founder of US Shale Energy Advisors LLC, a privately owned entity engaged in the development, ownership and operation of midstream energy assets. Through subsidiaries, it owns and operates Rocky Mountain Crude Oil LLC, a crude oil logistics company focused on the transportation of crude oil produced in the great plains and Rocky Mountain regions of the United States. From 2005 until his retirement in 2011, Mr. Helms served in various capacities with NiSource Inc. and its affiliate, NiSource Gas Transmission and Storage, including as Executive Vice President and Group Chief Executive Officer. He was Group President, Pipeline of NiSource Inc. from 2005 to 2008, where he was also a member of the Executive Council and the Corporate Risk Management Committee. He served as Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage from 2008 to 2011. At NiSource, Mr. Helms was responsible for leading the company’s interstate gas transmission, storage and midstream businesses. Prior to joining NiSource, Mr. Helms held senior executive positions with CMS Energy Corporation, and subsidiaries of Duke Energy Corporation and PanEnergy Corp. from 1990 to 2005. Mr. Helms holds a bachelor’s degree from Southern Illinois University at Edwardsville and a juris doctor degree from the Tulane University School of Law.
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
Other Public Company Directorships within Past Five Years: None

Ms. Khoury was elected a member of the Board, effective January 19, 2026. She was appointed Executive Vice President and Chief Financial Officer of MPC effective January 19, 2026. Before joining MPC, Ms. Khoury was Vice President, Group CFO Biotechnology, Life Sciences for Danaher Corporation, a global science and technology innovator, since 2021. Ms. Khoury was CFO Cytiva, Danaher Life Sciences Vice President Finance and IT, from 2020 to 2021, and CFO GE Life Sciences, GE Healthcare from 2017 through its acquisition by Danaher in 2019. From 2010 to 2017, Ms. Khoury served in financial leadership positions within GE Oil & Gas, including as CFO of GE’s Oil & Gas Drilling & Surface division. From 1999 to 2010, she held domestic and international positions of increasing responsibility in financial planning and analysis and treasury for GE Corporate and GE Capital Treasury. Before joining GE in 1999, Ms. Khoury spent five years with Cargill, Inc., where she began her finance career. Ms. Khoury holds a bachelor’s degree in economics from Universidad Catolica Andres Bello in Venezuela, a diploma in international business strategy from the London School of Economics, and a Master of Business Administration degree in international finance from the Thunderbird School of Global Management at Arizona State University.
Qualifications: Ms. Khoury brings to the Board deep financial operations expertise and broad industry experience from 25 years as a global finance business leader, including previous roles in oil and gas, and contributes insights gained from her proven abilities to develop competitive capital allocation, growth, financial planning and risk management strategies.
Other Public Company Directorships within Past Five Years: None
Mr. Peiffer was elected a member of the Board, effective June 2012, and served as our President from 2012 until his retirement in 2014. He also served as MPC’s Executive Vice President Corporate Planning and Investor & Government Relations from 2011 until his retirement. Mr. Peiffer began his career with Marathon in 1974 as an internal auditor, and then held a variety of management positions with increasing responsibility, including as Supervisor of Employee Savings and Retirement Plans, Controller of Speedway Petroleum Corporation and numerous other marketing and logistics positions. In 1987, he was appointed to the President’s Commission on Executive Exchange serving for a year in the Pentagon as Special Assistant to the Assistant Secretary of Defense for Production and Logistics. In 1988, he returned to Marathon and was named Vice President of Finance and Administration for Emro Marketing Company. He served as Assistant Controller, Refining, Marketing and Transportation beginning in 1992. He was named Senior Vice President of Finance and Commercial Services for Marathon Ashland Petroleum LLC in 1998 and Executive Vice President of MPC in 2011. Mr. Peiffer is a member of the boards of the Catholic Community Foundation-Ohio and the Blanchard Valley Port Authority. He holds a bachelor’s degree in accounting from Bowling Green State University and passed the certified public accountant exam in Ohio.
Qualifications: As the retired President of our general partner and retired Executive Vice President Corporate Planning and Investor & Government Relations of MPC, Mr. Peiffer brings to the Board extensive experience in the energy industry gained from his roles at MPC and its affiliates. His significant career accomplishments include leading us through our initial public offering and our first year of operations, leading finance organizations, successfully completing several joint ventures and corporate reorganizations and implementing new information technology solutions.
Other Public Company Directorships within Past Five Years: None
Mr. Semple was elected our Vice Chairman and as a member of the Board in December 2015, upon our acquisition of MarkWest Energy Partners, L.P. He served as Vice Chairman until his retirement in 2016. He also served on MPC’s Board of Directors from December 2015 until 2018. Prior to joining us, Mr. Semple served as President and Chief Executive Officer of MarkWest Energy Partners, L.P. beginning in 2003, and as Chairman of the Board beginning in 2008. Prior to his time at MarkWest, he served twenty-two years with The Williams Companies, Inc. and WilTel Communications, including as Chief Operating Officer of WilTel Communications, Senior Vice President/General Manager of Williams Natural Gas Company, Vice President of Operations and Engineering for Northwest Pipeline Company and division manager for Williams Pipe Line Company. Prior to joining Williams, Mr. Semple served in the United States Navy. He holds a bachelor’s degree in mechanical engineering from the United States Naval Academy and has completed the Program for Management Development at Harvard Business School.
Qualifications: Mr. Semple brings to the Board proven leadership ability in managing a complex business and a deep understanding of the midstream sector gained from his experience as Chairman and Chief Executive Officer of MarkWest, as well as significant experience regarding operations, strategic planning, finance and corporate governance matters.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2021)
Dr. Stice was elected a member of the Board, effective April 2018, and as a member of MPC’s Board of Directors in February 2017. He has served as a Professor at The University of Oklahoma since January 2023, having previously served as Dean of the Mewbourne College of Earth & Energy at The University of Oklahoma since 2015. Dr. Stice retired as the Chief Executive Officer of Access Midstream Partners L.P. in 2014 and from its board of directors in 2015. He had served as Chief Executive Officer of Access Midstream and previously, Chesapeake Midstream Partners, L.P., since 2009, and as President and Chief Operating Officer of Chesapeake Midstream Development, L.P. since 2008. Dr. Stice began his career in 1981 with Conoco, serving in a variety of positions of increasing responsibility. He was named President of ConocoPhillips Qatar in 2003. Dr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University and a doctorate in education from George Washington University.

Qualifications: Dr. Stice brings to the Board extensive experience with MLPs, including as Chief Executive Officer of one of the largest publicly traded gathering and processing MLPs, and as a member of the board of directors of MarkWest Energy Partners, L.P., which we acquired in 2015. He has forty years of experience in the upstream and midstream gas businesses.
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
Qualifications: Mr. Surma brings to the Board a broad range of experience as the retired Chairman and Chief Executive Officer of a large industrial firm and as the former Chairman of MPC, and provides valuable input on our strategic direction and operations. He also has significant experience in public accounting and in executive leadership in the energy and steel industries.
Other Public Company Directorships within Past Five Years: Marathon Petroleum Corporation (since 2011); Public Service Enterprise Group Inc. (since 2019); Trane Technologies plc (since 2013)
Mr. Walker was elected a member of the Board, effective August 2025. He retired from Encino Energy, an oil and gas acquisition and development company, in August 2025, having served as Chief Operating Officer since 2018. Prior to joining Encino Energy, Mr. Walker was Executive Vice President and Chief Operating Officer of Range Resources Corporation, a natural gas exploration and production company, beginning in 2014, having previously served in several key senior leadership positions at Range Resources since 2006, including as Senior Vice President and Chief Operating Officer, as Senior Vice President Environmental Safety and Regulatory, and as Senior Vice President Marcellus Shale. He is a petroleum engineer with nearly fifty years of oil and gas operations and management experience at public companies including Halliburton Company and Union Pacific Resources Group Inc., as well as at several private companies. He was appointed by President Donald Trump to the National Petroleum Counsel, serving from 2017 to 2024, and currently serves as an energy advisor to the Federal Reserve Bank of Cleveland. Mr. Walker holds a bachelor’s degree in agricultural engineering from Texas A&M University.
Qualifications: Mr. Walker brings to the Board nearly fifty years of experience in the energy industry. His significant operations experience, including leadership roles as chief operations officer at Ranges Resources and Encino Energy, provides valuable input on our operations and strategic direction. He also has significant experience in acquisitions and divestitures, finance, environment, safety, midstream and marketing and corporate governance.
Other Public Company Directorships within Past Five Years: Solaris Energy Infrastructure (since 2018)
Ms. Benson was appointed Chief Legal Officer and Corporate Secretary for MPC and us, effective January 2024, having previously served as Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary for MPC and us since 2018, and as Vice President, Chief Compliance Officer and Corporate Secretary for MPC and us since 2016. Prior to her 2016 appointment, Ms. Benson served as MPC’s Assistant General Counsel Corporate and Finance beginning in 2012, and as Group Counsel Corporate and Finance beginning in 2011.
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer, effective February 2021, having previously served as Executive Vice President and Chief Operating Officer, Gathering and Processing, Trucks and Rail, since August 2020. Prior to his 2020 appointment, he served as Executive Vice President Gathering and Processing beginning in 2018, as Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in 2017, and as Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in December 2015 upon our acquisition of MarkWest Energy Partners, L.P. Before joining us, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast Region, at MarkWest beginning in 2013. Previously, he held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013. Mr. Floerke is a member of the board of directors of TransTech Group, LLC.
Mr. Henschen was appointed Senior Vice President, effective June 2025. He was appointed MPC’s Executive Vice President Refining, effective June 2025, having previously served as MPC’s Senior Vice President Refining since October 2024. Prior to his 2024 appointment, Mr. Henschen served as MPC’s Vice President Refining beginning in 2020, as Director Refining, Reliability and Engineering beginning in 2017, as maintenance manager for the Detroit refinery and then the Galveston Bay refinery beginning in 2011, and as a refining planner beginning in 2004. He serves on the executive board of directors for the Louisiana Mid-Continent Oil and Gas Association (LMOGA).
Mr. Heppner was appointed Senior Vice President, effective September 2022. He has served as MPC’s Chief Strategy Officer and Senior Vice President Business Development since March 2024, having previously served as Senior Vice President Strategy and Business Development since February 2021. Prior to his 2021 appointment, he served as Vice President Commercial and Business Development beginning in 2018, as Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and as Director Wholesale Marketing beginning in 2010.
Mr. Hessling was appointed Senior Vice President, effective October 2018. He was appointed MPC’s Chief Commercial Officer, effective January 2024, having previously served as MPC’s Senior Vice President Global Feedstocks since February 2021. Prior to his 2021 appointment, Mr. Hessling served as MPC’s Senior Vice President Crude Oil Supply and Logistics beginning in 2018, as Manager Crude Oil & Natural Gas Supply and Trading beginning in 2014, and as Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Lyon was appointed Senior Vice President Logistics and Storage, effective September 2022, having previously served as Vice President Operations and President Marathon Pipe Line LLC since 2018. Prior to his 2018 appointment, he served as Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager Marketing and Transportation Engineering beginning in 2010, and as District Manager Transport and Rail beginning in 2008. He served as board chair for Liquid Energy Pipeline Association in 2023 and chairs the board of the Louisiana Offshore Oil Port (LOOP).
Mr. Partee was appointed Senior Vice President, effective October 2018. He was appointed MPC’s Chief Business Transformation Officer, effective April 2025, having previously served as MPC’s Chief Global Optimization Officer since January 2024. Prior to his 2024 appointment, he served as MPC’s Senior Vice President Global Clean Products beginning in February 2021, as Senior Vice President Marketing beginning in October 2018, as Vice President Business Development beginning in February 2018, as Director Business Development beginning in 2017, as Manager Crude Oil Logistics beginning in 2014, and as Vice President Business Development and Franchise at Speedway beginning in 2012.
Ms. Iten was appointed Vice President and Controller, effective March 2025, having previously served as MPC’s Assistant Controller Operations Accounting since June 2022. Prior to her 2022 appointment, she served as Director MPLX Corporate Accounting and Reporting beginning in 2019, as Supervisor Financial Analysis and Reporting beginning in 2016, and as Advanced Analyst Accounting beginning in 2013. During her ten-year career prior to joining MPC, Ms. Iten held various positions of increasing responsibility, primarily in internal and external reporting, at companies in the steel, entertainment and real estate industries.
Ms. Kazarian was appointed Vice President Finance and Investor Relations for MPC and us, effective January 2023, having previously served as Vice President Investor Relations since 2018. Before joining us, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank, a global investment bank and financial services company, beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
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
Our Code of Business Conduct, which applies to all directors, officers and employees of MPC and its subsidiaries, including us, defines our expectations for ethical decision-making, accountability and responsibility. Our Code of Ethics for Senior Financial Officers, which is specifically applicable to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller, Treasurer and other leaders performing similar functions, affirms the principle that the honesty, integrity and sound judgment of our senior executives with responsibility for preparation and certification of our financial statements are essential to the proper functioning and success of our company. These codes are available on our website as noted below, and printed copies are available upon request to our Corporate Secretary. We would post on our website any amendments to, or waivers from, either of these codes requiring disclosure under applicable rules within four business days following any such amendment or waiver.

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
DIRECTOR INDEPENDENCE AND QUALIFICATIONS
The Board currently consists of ten directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised of at least three independent directors. A director is considered independent if the Board affirmatively determines that he or she meets the independence standards in our Governance Principles, has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.
The Board determines director independence at least annually, considering all relevant facts and circumstances including, without limitation: transactions between us and the director, immediate family members of the director or organizations with which the director is affiliated; any service by the director on the board of a company with which we conduct business; the frequency and dollar amounts associated with any such transactions; and whether any such transactions are at arm’s length in the ordinary course of business and on terms and conditions similar to those with unrelated parties. In evaluating these criteria, the Board specifically considered an ordinary course business transaction with Rocky Mountain Crude Oil, LLC, for which Mr. Helms serves as an executive officer, and concluded that this transaction did not affect Mr. Helms’ independence. Based on these criteria and considerations, the Board has determined that each of the following directors is independent:

Christine S. Breves	Garry L. Peiffer	J. Michael Stice	Ray N. Walker, Jr.
Christopher A. Helms	Frank M. Semple	John P. Surma
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
BOARD LEADERSHIP STRUCTURE
Our Governance Principles provide the Board with the flexibility to determine from time to time the optimal leadership for the Board depending upon our particular needs and circumstances. The Board has determined that Ms. Mannen is in the best position at this time to serve as Chairman due to her extensive knowledge of all aspects of our business, as well as our continued relationship with MPC. When the role of Chairman is filled by the CEO or another management director, the Board may appoint an independent director as “Lead Director” to provide independent director oversight and preside over executive sessions of the Board or other Board meetings when the Chairman is absent. Mr. Helms, an independent director, currently serves as Lead Director of the Board. The Board believes that this leadership structure is in the best interests of our unitholders and us at this time because it strikes an effective balance between management and independent director participation in the Board process.
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
We have additionally established an executive committee of the Board, comprised of Ms. Mannen and Mr. Helms, to address matters that may arise between meetings of the Board. This executive committee may exercise the powers and authority of the Board subject to specific limitations consistent with applicable law.

As a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.
Audit Committee
Our Audit Committee assists the Board in its oversight of the integrity of our financial statements, and our compliance with legal and regulatory requirements and our disclosure controls and procedures. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our Audit Committee.
Our Audit Committee is comprised of Messrs. Peiffer (Chair), Helms and Walker, and Ms. Breves. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that each of Messrs. Peiffer and Walker, and Ms. Breves, qualifies as an “audit committee financial expert,” as defined by SEC rules, based on the attributes, education and experience further described in each director’s biography under “Directors and Executive Officers of MPLX GP LLC” above.
Audit Committee Report
The Audit Committee has reviewed and discussed MPLX’s audited financial statements and its report on internal control over financial reporting for 2025 with the management of MPLX GP LLC, MPLX’s general partner. The Audit Committee discussed with the independent auditor, PricewaterhouseCoopers LLP (“PwC”), the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received the written disclosures and the letter from PwC required by the applicable requirements of the Public Company Accounting Oversight Board regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements and the report on internal control over financial reporting for MPLX LP be included in MPLX’s Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the SEC.
Garry L. Peiffer, Chair
Christine S. Breves
Christopher A. Helms
Ray N. Walker, Jr.
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
Our Conflicts Committee is comprised of Messrs. Helms (Chair) and Walker, and Ms. Breves. The Board has determined that each member of the Conflicts Committee meets the independence requirements of the NYSE and the SEC, as applicable.
BOARD ORIENTATION AND EDUCATION
We maintain an orientation program for new directors that includes meetings with and presentations by senior leadership. This offers a new director the opportunity to receive one-on-one time with leadership to discuss various aspects of our business. We provide ongoing director education throughout the year to our Board and its committees in the form of senior leader presentations on our business and operations, industry and market trends, regulatory updates, cybersecurity and areas of emerging risk. We also regularly invite subject matter experts to speak to the Board. Directors make periodic site visits to our facilities. In October 2025, for example, the Board’s meeting took place in Canonsburg, Pennsylvania, where directors attended interactive presentations on our Marcellus natural gas processing assets and operations and toured our Harmon Creek gas processing facility and construction project. In addition, we encourage directors to attend, at our expense, director continuing education programs. In 2025, several of our directors attended programs sponsored by outside organizations that are designed as continuing director education on many topics relevant to public company board service.

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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program and explains how and why 2025 compensation decisions were made for our named executive officers (our “NEOs”). We recommend this CD&A be read together with the tables and related disclosures in the “Executive Compensation Tables” section of this Item 11, beginning on page 137.
NAMED EXECUTIVE OFFICERS
Our NEOs for 2025 are:

Name	Title

Maryann T. Mannen	President and CEO
Michael J. Hennigan	Executive Chairman
C. Kristopher Hagedorn	Executive Vice President and CFO
Molly R. Benson	Chief Legal Officer and Corporate Secretary
Gregory S. Floerke	Executive Vice President and Chief Operating Officer
Ms. Mannen served as our President and CEO for all of 2025, and was elected to the additional role of Chairman of the Board effective January 1, 2026, succeeding Mr. Hennigan, who retired effective on that date.
COMPENSATION DECISIONS AND ALLOCATION
Compensation Allocation
We do not directly employ any of the personnel responsible for managing and operating our business, including our NEOs. Instead, we contract with MPC to provide the necessary personnel, all of whom are directly employed by MPC. Under the terms of an omnibus agreement, described in Item 8. Financial Statements and Supplementary Data, Note 6 of this report, we pay MPC a fixed amount in return for services provided by our NEOs, which totaled approximately $13.7 million for 2025. Although we report in this CD&A 100% of the compensation our NEOs receive for their service to MPC and its affiliates (including us), the only direct compensation we provide to our NEOs is in the form of MPLX phantom unit awards, which are described in detail in the “2025 Grants of Plan-Based Awards” table and accompanying narrative on page 139.
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
Compensation Consultant
MPC’s Compensation Committee has engaged FW Cook as its independent compensation consultant to provide compensation consulting services and comparative compensation. The consultant reports directly to MPC’s Compensation Committee. MPC’s Compensation Committee has considered and assessed all relevant factors, including those required by the SEC, that could give rise to a potential conflict of interest and determined that its engagement of FW Cook as its independent compensation consultant for 2025 did not raise any conflicts of interest. As noted above, our Board makes limited compensation decisions for our NEOs and thus has not hired its own compensation consultant.
EXECUTIVE COMPENSATION PROGRAM FOR 2025
2025 Base Salary
MPC pays our NEOs a base salary for their services to MPC and its affiliates, including us. In setting base salary for 2025, MPC’s Compensation Committee evaluated the 2025 compensation reference group and executive compensation survey data, each individual’s performance and contributions over the prior year, where applicable, demonstrated performance and skills acquired over the course of each NEO’s career and MPC’s succession-planning needs.

Name	Previous Base Salary ($)	Base Salary Effective April 1, 2025 ($)	Increase (%)

Mannen	1,400,000	1,400,000	—
Hennigan	1,050,000	1,050,000	—
Hagedorn	525,000	550,000	4.8
Benson	650,000	700,000	7.7
Floerke	660,000	685,000	3.8
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table were paid to our NEOs by MPC. The 2025 base salary increase for Messrs. Hagedorn and Floerke, and Ms. Benson, effective April 1, 2025, were made as part of MPC’s annual merit program increases to maintain market competitiveness for their respective roles.
2025 Annual Cash Bonus Program
Our NEOs participated in MPC’s 2025 Annual Cash Bonus (“ACB”) program, which MPC’s Compensation Committee approved in November 2024, with a performance period of January 1, 2025 through December 31, 2025, as part of their compensation for the services they provide to MPC and its affiliates, including us. The primary purpose of the 2025 ACB program was to incentivize and reward eligible employees for executing on MPC’s strategy. MPC’s Compensation Committee determined awards to our NEOs under the ACB program without input from our Board. Awards under the ACB program for our NEOs were calculated as follows:

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
FINAL AWARD ($)
2025 MPC Company Metrics and Performance
MPC’s Compensation Committee believes it is important for the ACB program to emphasize both financial and non-financial performance and established the 2025 ACB financial performance metrics and levels and non-financial performance measures in January 2025.
2025 Financial Performance (80%)
The performance levels for each financial performance metric were established at the beginning of the performance period by evaluating factors such as performance achieved in the prior year(s), anticipated challenges for 2025, including industry cyclicality, and MPC’s business plan and overall strategy. MPC’s Compensation Committee also reviews disclosed peer methodologies of similar metrics when evaluating the rigor of the performance goals. The performance levels were set with threshold levels viewed as likely achievable, target levels viewed as challenging but achievable, and maximum levels viewed as difficult to achieve. The following table provides each financial performance metric’s target weighting, performance levels and actual performance achieved in 2025.

2025 ANNUAL CASH BONUS - 80% FINANCIAL PERFORMANCE
Financial Performance Metrics	Weight	Threshold (50%)	Target (100%)	Maximum (200%)	Result	Performance Achieved

Relative Adjusted EBITDA per Barrel of Total Throughput	30%	30th Percentile of peer group companies	50th Percentile of peer group companies	100th Percentile of peer group companies	83rd Percentile (166.67% of target)	50.00%
ACB Adjusted EBITDA (in millions)	20%	$7,513	$10,018	$12,522	$10,385 (114.65% of target)	22.93%
Distributable Cash Flow at MPLX per Unit	20%	$5.02	$5.57	$6.13	$5.72 (126.79% of target)	25.36%
Relative Refining Margin per Barrel by Region	10%	Average of 3rd in peer group companies*	Average of 2nd in peer group companies	Average of 1st in peer group companies	Average of 1.83 (117.00% of target)	11.70%
			Total Financial Performance:			109.99%

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

Distributable Cash Flow (“DCF”) at MPLX per Unit is a non-GAAP performance metric reflecting cash flow available to be paid to our common unitholders, derived from our consolidated financial statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Information for additional information about this measure and how it is calculated. DCF per unit is determined by dividing DCF by our average common unit count, adjusted for preferred unit conversions, during the performance period.

Relative Refining Margin per Barrel by Region measures MPC’s Refining EBITDA per barrel of total throughput for the Gulf Coast, Mid-Con and West Coast regions, as compared to the corresponding regions of MPC’s two closest direct peers: Phillips 66 and Valero Energy Corporation. *Because this metric is rank order based, and the peer group consists of only three companies, there would be no payout for performance at the threshold level.

MPC’s Compensation Committee has sole discretion under the 2025 ACB program to adjust financial performance metric levels and/or the payout percentage to recognize instances where, due to unforeseen circumstances, the performance metrics results are not entirely indicative of overall company results. MPC’s Compensation Committee made no such adjustments to the 2025 financial performance metric levels or payout percentages.
2025 Non-Financial Performance (20%)
Non-financial performance measures under the ACB are based on both qualitative and quantitative factors that provide a comprehensive perspective of company performance. For the 2025 ACB, MPC’s Compensation Committee established a broad set of measures tied to safety, environmental stewardship and human capital management. Performance under these measures is evaluated against pre-established criteria using a scorecard approach. When determining performance, MPC’s Compensation Committee considers the results and evaluates performance in totality, taking into consideration overall company performance for each measure and any mitigating factors, as well as MPC’s historical performance and external reference data. The following table provides MPC’s Compensation Committee’s assessment of MPC’s performance under the non-financial performance measures in 2025.

2025 ANNUAL CASH BONUS - 20% NON-FINANCIAL PERFORMANCE
Non-Financial Performance Measures	Performance Achieved	2025 Assessment

Safety Reinforce our strong safety culture as our number-one priority
•Achieved Process Safety Events (“PSE”) Score of 92, a 16% improvement over 2024 results; set a six-year low for PSE Tier 1 events
•Detroit, El Paso and Kenai refineries earned the American Fuel & Petrochemical Manufacturers prestigious Distinguished Safety Award
•Awarded the International Liquid Terminal Association’s (“ILTA”) Platinum Safety Award, ILTA’s highest honor for outstanding safety performance
•Days Away Rate was minimally above historical performance
•Set a seven-year low for OSHA recordable injury rate
		Above/Well Above Expectations

Environmental Stewardship Reduce GHG intensity and lower our carbon footprint	•Achieved GHG Intensity result of 20.9,* a 2% reduction from 2024 results •Achieved Designated Environmental Incidents result of 45, a 4% improvement compared to 2024 results	Well Above Expectations

Human Capital Management Ensure strong leadership succession pipeline through enhanced planning and promotion of employee engagement and development
•Key succession plan depth was 131% above historical performance
•High employee participation in career development and ongoing learning activities
•On-time completion of training course requirements by employees was aligned to historical performance
		Above Expectations

	Total Non-financial Performance:	33%

Process Safety Events Score takes into account Tier 1 and Tier 2 events, with Tier 1 events multiplied by three to account for their severity, and excludes the performance of any assets acquired during the performance period.

Personal Safety Performance is measured by the Days Away Rate, calculated pursuant to a U.S. Occupational Safety and Health Administration (OSHA) formula, and includes work-related injuries that result in a worker being away from work for at least one calendar day.

Greenhouse Gas (“GHG”) Intensity measures MPC’s continual progress toward its 2030 reduction goal of 30% from 2014 levels and is based on Scope 1 and Scope 2 GHG emissions divided by the manufacturing inputs processed at MPC’s refineries and natural gas processing and fractionation plants.

Designated Environmental Incidents measures MPC’s environmental performance through tracking Tier 3 and Tier 4 incidents, as well as material spill events, permit limit exceedances, excess emission events, compliance monitoring downtime and enforcement actions, and excludes the performance of any assets acquired during the performance period.

*    Our 2025 GHG Intensity result has been internally calculated for purposes of our ACB performance assessment but remains subject to a third-party verification process. See our 2025 Perspectives on Climate-Related Scenarios report on our website for additional information on how we calculate GHG Intensity.
ACB Payouts for 2025
In February 2026, based on its assessment of MPC’s financial and non-financial performance shown above, MPC's Compensation Committee certified the overall performance under the 2025 ACB program, as described above, at 143%.
Once it has assessed overall performance, MPC’s Compensation Committee has discretion under the 2025 ACB program to increase (by no more than 15%) or decrease payouts to certain of our officers, including our NEOs, based upon the Committee’s assessment of each individual’s performance and contributions; provided, that our CEO’s payout cannot be increased pursuant to this discretion. While MPC’s Compensation Committee determined that our NEOs’ contributions to the successful execution in 2025 of MPC’s business objectives and enhancement of MPC shareholder value were significant, it concluded that the high achievement of performance metrics under the 2025 ACB program adequately reflected these contributions and determined to make no individual adjustments.
Taking into consideration MPC's overall performance, the MPC Compensation Committee’s evaluation of each NEO’s contributions to that performance, and Ms. Mannen’s recommendations as CEO, the Committee awarded the following amounts to our NEOs under the 2025 ACB program:

Name	2025 Eligible Earnings ($)	Bonus Target as a % of Eligible Earnings	Target Bonus ($)	Final Award as a % of Target	Final Award ($)

Mannen	1,400,000	165	2,310,000	143	3,303,300
Hennigan	1,050,000	165	1,732,500	143	2,477,500
Hagedorn	550,000	75	412,500	143	589,900
Benson	700,000	90	630,000	143	900,900
Floerke	685,000	75	513,750	143	734,700
As noted above in “Compensation Allocation,” under our omnibus agreement, we pay MPC a fixed amount in return for services provided by our NEOs. The amounts shown in this table have been or will be paid to our NEOs by MPC. Mr. Floerke’s 2025 ACB target percentage opportunity was increased, from 70% to 75% of eligible earnings, to maintain market competitiveness for his role. Target percentage opportunities for our other NEOs remained unchanged from the 2024 ACB target percentages.
2025 Long-Term Incentive Compensation Program
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
2025 Annual LTI Awards
MPC’s Compensation Committee approved the following 2025 LTI target award amounts for our NEOs during its annual compensation review process in early 2025. MPC’s Compensation Committee generally sets the annual LTI target award mix at 60% MPC PSUs, 20% MPC RSUs and 20% MPLX phantom units. To mitigate the effect of share price volatility, the number of awards granted is determined on the basis of the average closing share price for the trading days in the 30 calendar days immediately prior to the grant date. Thus, these amounts may differ from the accounting values shown in the “2025 Summary Compensation Table” and the “2025 Grants of Plan-Based Awards” table on pages 137 and 139, respectively.

Name	MPC PSUs ($)	MPC RSUs ($)	MPLX Phantom Units ($)	Total 2025 LTI Target ($)

Mannen	7,800,000	2,600,000	2,600,000	13,000,000
Hennigan	5,328,000	1,776,000	1,776,000	8,880,000
Hagedorn	720,000	240,000	240,000	1,200,000
Benson	1,200,000	400,000	400,000	2,000,000
Floerke	960,000	320,000	320,000	1,600,000
MPC’s Compensation Committee increased the 2025 LTI target award opportunities for Mses. Mannen and Benson by 8% and 11%, respectively, over their 2024 LTI target awards to maintain market competitiveness for each executive’s role. Mr. Hennigan’s 2025 LTI target award opportunity represents a 40% decrease from his 2024 LTI target award to reflect his departure as CEO and new role as Executive Chairman.
MPC PSUs
MPC’s Compensation Committee awards MPC PSUs to align our NEOs’ long-term compensation interests with MPC’s shareholders’ long-term investment interests. Each PSU has a target value equal to the average MPC closing share price for the trading days in the 30 calendar days immediately prior to the grant date. PSUs generally vest in full at the end of the performance period and are settled in cash. The actual payout value is based on MPC’s performance (which can range from 0% to 200%) under each applicable metric multiplied by MPC’s average closing share price for the trading days in the final 30 calendar days of the performance period. To provide greater alignment with MPC’s shareholders, payout for any metric is capped at 100% when MPC’s PSU total shareholder return (“TSR”) is negative for the performance period.

				Performance Percentile/Payout Percentage*
PSU Award	Performance Period	Metric(s)	Weight	Threshold	Target	Maximum
2023 PSUs	January 1, 2023 - December 31, 2025	Relative PSU TSR	100%	30th percentile/ 50% payout	50th percentile/ 100% payout	100th percentile/ 200% payout
2024 PSUs	January 1, 2024 - December 31, 2026	Relative PSU TSR	100%
2025 PSUs	January 1, 2025 - December 31, 2027	Relative PSU TSR	66.7%
		Relative Change in free cash flow (“FCF”) per Share	33.3%
*    No payout for performance below threshold. Payout for performance between percentiles is determined using linear interpolation.

Performance Peer Group*
Peer Companies			Peer Indices

BP p.l.c. Chevron Corporation CVR Energy, Inc. Delek US Holdings, Inc.	Exxon Mobil Corporation HF Sinclair Corporation Marathon Petroleum Corporation	PBF Energy Inc. Phillips 66 Valero Energy Corporation	Median of Compensation Reference Group** S&P 500 Index Alerian MLP Index
*The Performance Peer Group for Relative PSU TSR includes both the Peer Companies and the Peer Indices. The Performance Peer Group for Relative Change in FCF per Share includes the Peer Companies only.
** Determined by selecting the median company when ranking the applicable year’s Compensation Reference Group by TSR in descending order for the applicable performance period.
Relative PSU TSR measures MPC’s three-year total shareholder return relative to the performance peer group. PSU TSR is calculated as follows:

(Ending Stock Price* - Beginning Stock Price*) + Cumulative Cash Dividends	* Calculated as the average of each performance peer’s closing price for the trading days in the 30 calendar days prior to each applicable date.
Beginning Stock Price*
Relative Change in FCF per Share measures MPC’s three-year percentage change in free cash flow – net cash provided by operating activities less additions to property, plant and equipment (commonly referred to as capital expenditures) – relative to the performance peer group. Change in FCF per Share for the MPC 2025 PSUs is calculated as follows:

(2025 FCF ÷ 2025 WASO*) + (2026 FCF ÷ 2026 WASO*) + (2027 FCF ÷ 2027 WASO*)	* Weighted Average Shares Outstanding (“WASO”) means the diluted weighted average shares outstanding as reported in each performance peer’s annual report.
(2022 FCF ÷ 2022 WASO*) + (2023 FCF ÷ 2023 WASO*) + (2024 FCF ÷ 2024 WASO*)
In January 2026, MPC’s Compensation Committee certified the final performance for the MPC 2023 PSUs as follows:

MPC 2023 PSUs	Actual PSU TSR	Position Relative to Peer Group	Performance Percentile	Payout Percentage

January 1, 2023 - December 31, 2025	67.15%	3rd of 13	83.33rd	166.67

Each NEO’s 2023 PSU target award was multiplied by: (i) the Payout Percentage shown in the table above and (ii) MPC’s average closing share price for the trading days in the final 30 calendar days of the performance period, resulting in the following payouts:

Name	MPC 2023 PSU Target Award ($)	MPC 2023 PSU Target Award* (#)	Payout Percentage (%)	Performance-Adjusted PSUs (#)	MPC Average Closing Share Price ($)	Payout ($)

Mannen	2,700,000	21,762	166.67	36,271	177.68	6,444,631
Hennigan	8,040,000	64,802	166.67	108,006	177.68	19,190,506
Hagedorn	300,000	2,418	166.67	4,031	177.68	716,228
Benson	480,000	3,869	166.67	6,449	177.68	1,145,858
Floerke	780,000	6,287	166.67	10,479	177.68	1,861,909
*    Calculated as the target award value divided by MPC’s average closing share price ($124.07) for the trading days in the 30 calendar days immediately prior to the grant date (March 1, 2023).
MPC PSUs granted in 2024 and 2025 to our NEOs remain outstanding. See “2025 Grants of Plan-Based Awards” on page 139 and “Outstanding Equity Awards at 2025 Fiscal Year-End” beginning on page 140 for additional information about these awards.
MPC RSUs
MPC’s Compensation Committee awards MPC RSUs to promote our NEOs’ ownership of MPC’s common stock, aid in retention and help our NEOs comply with MPC’s stock ownership guidelines. Awards generally vest ratably over three years. See “2025 Grants of Plan-Based Awards” on page 139 for additional information about MPC RSUs granted to our NEOs in 2025.
MPLX Phantom Units
MPC’s Compensation Committee includes MPLX phantom units in our NEOs’ LTI award mix to align our NEOs’ compensation interests with our unitholders’ investment interests and help our NEOs comply with our unit ownership guidelines. MPLX phantom unit awards were recommended by MPC’s Compensation Committee and granted by the MPLX Committee. MPLX phantom unit awards are valued on the basis of the MPLX common unit price, which is different than MPC’s common share price. Awards generally vest ratably over three years. See “2025 Grants of Plan-Based Awards” on page 139 for additional information about MPLX phantom units granted to our NEOs in 2025.
OTHER BENEFITS
We do not sponsor any benefit plans, programs or policies such as group health benefits, life insurance, income protection or retirement benefits for our NEOs, and we do not provide perquisites. However, those types of benefits are generally provided to our NEOs by MPC, through its indirect wholly owned subsidiary Marathon Petroleum Company LP, consistent with market-based trends. MPC makes all determinations with respect to such benefits without input from our Board. MPC bears the full cost of these programs, and no portion is charged back to us. We have summarized the material elements of these programs below. MPC’s Compensation Committee does not consider any of these additional programs to be material when making compensation decisions for our NEOs.
Health and Welfare Benefits
Our NEOs are generally eligible to participate in MPC’s market-competitive health and life insurance plans, and long-term and short-term disability programs.
Retirement Benefits
MPC has designed the retirement benefits it provides to its employees, including our NEOs, to be consistent in value and aligned with benefits offered by the other companies with which MPC competes for talent. Benefits under MPC’s qualified and nonqualified plans are described in more detail in “Post-Employment Benefits for 2025” beginning on page 142 and “2025 Nonqualified Deferred Compensation” beginning on page 144.
Severance Benefits
We and MPC maintain change in control plans designed to: (i) preserve executives’ economic motivation to consider a business combination that might result in job loss and (ii) compete effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures. Our change in control benefits are described further in “Potential Payments Upon Termination or Change in Control,” beginning on page 146.
Limited Perquisites
MPC provides our NEOs limited perquisites consistent with those offered by companies in MPC’s compensation reference group. Reportable values for these benefits and perquisites, based on the incremental costs to MPC, are included in the “All Other Compensation” column of the “2025 Summary Compensation Table” on page 137.
Tax and Financial Planning Services
To offset the expense of obtaining professional tax, estate and financial planning services, MPC provides each of its senior leaders, including our NEOs, with a $15,000 annual stipend.
Health and Well-being
Under MPC’s enhanced annual physical health program, MPC’s senior leaders, including our NEOs, are eligible for a comprehensive physical (generally in the form of a one-day appointment), with procedures similar to those available to all other employees under MPC’s health program.
Use of Corporate Aircraft
The primary use of MPC’s corporate aircraft is for business purposes. In addition, MPC’s Board of Directors encourages personal use when practicable of MPC’s corporate aircraft for Ms. Mannen, as Chairman, President and CEO, and previously, Mr. Hennigan, in his former role as Executive Chairman, in the interest of their safety, security and productivity. Certain other executives may be allowed limited personal use of MPC’s corporate aircraft, and occasionally spouses or other guests may accompany executive officers on corporate aircraft when space is available on business-related flights. All such personal use must be authorized by MPC’s CEO. The cost of any such travel that does not meet the Internal Revenue Code standard for business use is imputed as income to the executive officer.
Additionally, MPC entered into aircraft time sharing agreements with Ms. Mannen and Mr. Hennigan, effective August 14, 2024, pursuant to which either executive may elect to use MPC’s corporate aircraft for transportation and personal use from time to time on a time sharing basis. Pursuant to the terms of the agreements, Ms. Mannen and Mr. Hennigan, as applicable, may elect to pay MPC for her or his personal use of the aircraft. These agreements were approved by MPC’s Corporate Governance and Nominating Committee and are reviewed on an annual basis consistent with MPC’s Related Person Transactions Policy. Copies of these agreements were filed as exhibits to MPC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. Mr. Hennigan’s agreement is no longer in effect due to his retirement as Executive Chairman, effective January 1, 2026.

Safety and Security
Given the significant public profile of Ms. Mannen as Chairman, President and CEO, and Mr. Hennigan, in his former role as Executive Chairman, as well as the publicity given to our industry, MPC’s Board of Directors has authorized certain limited security benefits to each executive, including the maintenance, operation and monitoring of enhanced security systems. These benefits are monitored by MPC’s Compensation Committee and are taxable income to Ms. Mannen and Mr. Hennigan, as applicable. Mr. Hennigan no longer receives these benefits due to his retirement as Executive Chairman, effective January 1, 2026.
COMPENSATION GOVERNANCE
Unit Ownership Guidelines
Our unit ownership guidelines align our executive officers’ long-term interests with those of our unitholders. These guidelines require the executive officers in the positions shown below to retain MPLX common units with a value at least equal to a target multiple of their annualized base salary. The targeted multiples vary depending upon the executive’s position and responsibilities.

Position	Multiple of Base Salary

President and CEO	2x
Executive Chairman	2x
MPC Executive Vice Presidents	1x
Chief Officers	0.75x
All Other Executives	0.50x

Compliance with these guidelines is reviewed annually. MPLX common units owned outright and MPLX phantom units are counted when determining whether an executive has met the required ownership level. Executives have five years following the establishment of, or an increase in, their applicable unit ownership guideline to achieve the applicable target multiple. Any executive who does not achieve the unit ownership guideline within this five-year window must hold all equity we grant (other than units withheld to cover required tax obligations) until the applicable ownership guideline has been achieved. All NEOs either meet these guidelines or are on track to comply within the applicable five-year period.
Prohibition on Hedging and Pledging Our Common Units
Under our policy on trading of securities, none of our directors, officers (including our continuing NEOs) or select MPC employees designated under the policy may purchase or sell any financial instrument, including but not limited to put or call options, the price of which is affected in whole or in part by changes in the price of our securities, unless such financial instrument was issued by us to such director, officer or covered employee. Further, no director, officer or covered employee may participate in any hedging transaction related to our securities. This policy ensures that our directors, officers and covered employees bear the full risk of MPLX common unit ownership.
Clawback Policy
Short-term and long-term compensation received by covered officers, including our NEOs, is subject to clawback provisions under the MPLX LP Officer Compensation Clawback Policy. If the MPLX Committee determines that a forfeiture event has occurred with respect to a covered officer, it may require recoupment from such covered officer of an amount up to the sum of all LTI awards granted to, held by, earned by, or settled with respect to, such covered officer in the period during which the misconduct occurred. Forfeiture events include:
•MPLX is required to prepare an accounting restatement as a result of misconduct, and the MPLX Committee determines that a covered officer: (i) knowingly engaged in misconduct, (ii) was grossly negligent with respect to misconduct or (iii) knowingly failed or was grossly negligent in failing to prevent misconduct; or
•The MPLX Committee determines that a covered officer engaged in fraud, embezzlement or other similar misconduct materially detrimental to MPLX.
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
Compensation Risk Assessment
The independent members of our Board regularly review our policies and practices in compensating MPC’s employees (including both executive officers and non-executives, if any) as they relate to our risk management profile. At the most recent review in February 2026, our independent directors concluded that our compensation policies and practices do not motivate undue risk and are not reasonably likely to have a material adverse effect on MPLX.
Compensation Committee Interlocks and Insider Participation
Because we are a limited partnership, we are not required to have a compensation committee. Compensation matters are generally determined by the MPLX Committee, comprised of our independent directors. Ms. Breves and Messrs. Helms, Peiffer, Semple, Stice, Surma and Walker formed the MPLX Committee during all or portions of 2025. No member of the MPLX Committee was at any time during 2025 an officer or employee of MPLX or had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act. Mr. Peiffer previously served as our President from 2012 until his retirement in 2014. Mr. Semple previously served as our Vice Chairman from December 2015 until his retirement in October 2016. See Item 10. Directors, Executive Officers and Corporate Governance - Director Independence and Qualifications beginning on page 120 for more information about our independent directors. Our Chairman, President and CEO, Ms. Mannen, and our former Executive Chairman, Mr. Hennigan, each of whom was also an executive officer and director of MPC during 2025, provided input to the MPLX Committee on compensation matters. During 2025, none of our other executive officers served on the board of directors or compensation committee of any other entity that has an executive officer serving as a member of the MPLX Committee or the Board.
COMPENSATION COMMITTEE REPORT
Our independent directors have reviewed and discussed the Compensation Discussion and Analysis for 2025 with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

Christine S. Breves	Frank M. Semple	John P. Surma
Christopher A. Helms	J. Michael Stice	Ray N. Walker, Jr.
Garry L. Peiffer

EXECUTIVE COMPENSATION TABLES
2025 SUMMARY COMPENSATION TABLE
The following table provides information regarding compensation for our 2025 NEOs for the years shown:

Name and Principal Position		Salary	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)

Maryann T. Mannen President and CEO	2025	1,400,000	13,391,322	3,303,300	467,458	454,181	19,016,261
	2024	1,196,312	9,196,582	3,380,500	295,011	320,412	14,388,817
Michael J. Hennigan Executive Chairman	2025	1,050,000	9,147,232	2,477,500	680,357	752,410	14,107,499
	2024	1,457,377	17,084,462	3,759,500	799,469	654,345	23,755,153
	2023	1,737,809	16,200,864	4,688,700	741,763	685,356	24,054,492
C. Kristopher Hagedorn Executive Vice President and CFO	2025	543,767	1,236,152	589,900	127,962	107,411	2,605,192
	2024	525,000	1,385,103	615,600	88,150	92,781	2,706,634
Molly R. Benson Chief Legal Officer and Corporate Secretary	2025	687,534	2,060,167	900,900	280,019	132,673	4,061,293
	2024	650,000	2,077,884	914,600	167,578	101,554	3,911,616
Gregory S. Floerke Executive Vice President and Chief Operating Officer	2025	678,767	1,648,193	734,700	216,880	124,894	3,403,434
	2024	650,382	1,847,027	722,300	183,934	120,290	3,523,933
	2023	612,685	1,571,827	704,700	186,873	109,762	3,185,847
Salary shows the actual amount earned during the year. See "2025 Base Salary” on page 128 for additional information on base salaries for 2025, including the effective dates of any midyear base salary adjustments.
Stock Awards reflect the aggregate grant date fair value of LTI awarded for the year indicated, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). MPC’s Compensation Committee awards LTI to our NEOs based on intended target values, which reflect established compensation valuation methodologies that differ in some respects from the FASB ASC Topic 718 methodologies; thus, the amounts shown in this table may differ from the intended target award values. See “2025 Long-Term Incentive Compensation Program—2025 Annual LTI Awards” on page 132 for additional information about the intended target values for the 2025 LTI awards to our NEOs. For assumptions used to determine the values of LTI awards as shown in this table, see the “Grant Date Fair Value” note accompanying the “2025 Grants of Plan-Based Awards” table on page 139; Item 8. Financial Statements and Supplementary Data—Note 25 to MPC’s Annual Report on Form 10-K for the year ended December 31, 2025; and Item 8. Financial Statements and Supplementary Data—Note 2 of this report.
MPC PSUs are included in this column at their target value because target was determined to be the probable outcome for the applicable performance period at the time of grant of each award, consistent with the accounting treatment under GAAP. The maximum grant date value of the PSUs granted in 2025, assuming the highest level of performance achieved, is: Ms. Mannen, $16,393,698; Mr. Hennigan, $11,198,065; Mr. Hagedorn, $1,513,269; Ms. Benson, $2,522,009; Mr. Floerke, $2,017,799.
Non-Equity Incentive Plan Compensation reflects the total ACB award earned for the year indicated, paid the following year. See “2025 Annual Cash Bonus Program” beginning on page 129 for additional information on payouts under this program for 2025.
Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects the annual change in actuarial present value of accumulated benefits under MPC’s retirement plans. See “Post-Employment Benefits for 2025” beginning on page 142 for more information about the defined benefit plans and the assumptions used to calculate these amounts. No deferred compensation earnings are reported as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.

All Other Compensation aggregates MPC’s contributions to defined contribution plans and the limited perquisites MPC offers to our NEOs, which are described in more detail under “Other Benefits” beginning on page 134.

Name	Personal Use of MPC Aircraft ($)	Company Physicals ($)	Tax and Financial Planning ($)	Security ($)	Company Contributions to Defined Contribution Plans ($)	Other ($)	Total All Other Compensation ($)

Mannen	90,535	4,907	15,000	934	335,591	7,214	454,181
Hennigan	146,646	4,907	15,000	—	337,627	248,230	752,410
Hagedorn	—	4,907	15,000	—	81,346	6,158	107,411
Benson	—	4,907	15,000	—	112,386	380	132,673
Floerke	—	4,907	15,000	—	98,313	6,674	124,894
“Personal Use of MPC Aircraft” reflects MPC’s aggregate incremental cost of personal use of MPC’s corporate aircraft by our NEOs, their spouses or other guests for 2025. MPC determines the incremental cost for personal use of its corporate aircraft based on the variable costs to operate the aircraft, including incremental aircraft fleet maintenance, but excluding fixed costs that do not change based on usage, such as pilot compensation and the purchase and lease of aircraft. MPC believes this method provides a reasonable estimate of its incremental cost. No income tax assistance or gross-ups are provided for personal use of corporate aircraft. See “Other Benefits” beginning on page 134 for additional information regarding personal use of MPC aircraft by our NEOs.
“Company Contributions to Defined Contribution Plans” reflects MPC’s contributions under its tax-qualified retirement plans and related nonqualified deferred compensation plans. See “Post-Employment Benefits for 2025” beginning on page 142 and “2025 Nonqualified Deferred Compensation” beginning on page 144 for additional information.
“Other” reflects MPC’s aggregate incremental cost for: (i) company-sponsored activities at off-site board meetings, (ii) for Ms. Mannen and Messrs. Hennigan, Hagedorn and Floerke, attendance by their respective spouses at selected business events where appropriate due to the nature of the event and the participant mix and (iii) the provision of certain digital protection services. Other for Mr. Hennigan also includes $242,309 for his vested but unused vacation benefit paid upon his retirement effective January 1, 2026.

2025 GRANTS OF PLAN-BASED AWARDS
The following table provides information regarding all MPC and MPLX plan-based awards, including cash-based incentive awards and equity-based awards, granted to our NEOs in 2025.

Name	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Mannen	MPC ACB		—	2,310,000	4,620,000
MPC RSUs		3/1/2025							17,048	2,560,269
MPC PSUs		3/1/2025				25,572	51,144	102,288		8,196,849
MPLX Phantom Units		3/1/2025							48,863	2,634,204
Hennigan	MPC ACB		—	1,732,500	3,465,000
MPC RSUs		3/1/2025							11,645	1,748,846
MPC PSUs		3/1/2025				17,468	34,935	69,870		5,599,032
MPLX Phantom Units		3/1/2025							33,377	1,799,354
Hagedorn	MPC ACB		—	412,500	825,000
MPC RSUs		3/1/2025							1,574	236,383
MPC PSUs		3/1/2025				2,361	4,721	9,442		756,635
MPLX Phantom Units		3/1/2025							4,510	243,134
Benson	MPC ACB		—	630,000	1,260,000
MPC RSUs		3/1/2025							2,623	393,922
MPC PSUs		3/1/2025				3,934	7,868	15,736		1,261,004
MPLX Phantom Units		3/1/2025							7,517	405,241
Floerke	MPC ACB		—	513,750	1,027,500
MPC RSUs		3/1/2025							2,098	315,078
MPC PSUs		3/1/2025				3,148	6,295	12,590		1,008,900
MPLX Phantom Units		3/1/2025							6,014	324,215
Approval Dates. The MPC RSUs and PSUs granted on March 1, 2025 were approved by MPC’s Compensation Committee on January 23, 2025. The MPLX phantom units granted on March 1, 2025 were approved by the MPLX Committee on January 23, 2025.
MPC RSUs generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPC common stock. Unvested RSUs accrue dividend equivalents, which are paid on the scheduled vesting dates. Holders of unvested RSUs do not have voting rights.
MPC PSUs generally vest following a 36-month performance period and are settled 100% in cash. Unvested PSUs do not accrue dividends or dividend equivalents and do not have voting rights. The target PSUs shown reflect the target dollar value of each award divided by the MPC common stock 30-day average closing price prior to the grant date. The threshold, which is the minimum possible payout, is met when the relative PSU TSR percentile achieved is 30th, resulting in a payout percentage of 50%. Performance below this threshold would result in no payout. The maximum payout percentage is 200% of target. For additional information on MPC PSUs, see “2025 Long-Term Incentive Compensation Program—MPC PSUs” on page 132.
MPLX Phantom Units generally vest in equal installments on the first, second and third anniversaries of the grant date and are settled in MPLX common units. Distribution equivalents accrue on the phantom unit awards and are paid on the scheduled vesting dates. Holders of unvested phantom units do not have voting rights.
Grant Date Fair Value reflects the total grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718. The MPC RSU value is based on the MPC common stock closing price ($150.18) on the grant date (or the prior business day if the grant date did not fall on a business day). The MPC PSU value is $160.27 per unit, using a Monte Carlo valuation model. The MPLX phantom unit value is based on the MPLX common unit closing price ($53.91) on the grant date (or the prior business day if the grant date did not fall on a business day).

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2025.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Mannen		—	—			MPC	28,031	4,558,682	79,302	25,793,768
		—	—			MPLX	74,819	3,993,090	—	—
Hennigan		—	—			MPC	29,316	4,767,661	87,554	28,477,814
		—	—			MPLX	105,943	5,654,178	—	—
Hagedorn		—	—			MPC	2,791	453,900	8,987	2,923,111
		—	—			MPLX	9,624	513,633	—	—
Benson	3/1/2020	17,196	—	47.73	3/1/2030	MPC	4,292	698,008	14,268	4,640,810
						MPLX	14,663	782,564	—	—
Floerke		—	—			MPC	3,896	633,606	11,984	3,897,916
		—	—			MPLX	49,963	2,666,525	—	—
MPC Stock Options generally vest in equal installments on the first, second and third anniversaries of the grant date and expire ten years after the grant date. The exercise price is generally equal to the closing price of MPC’s common stock on the grant date (or the prior business day if the grant date did not fall on a business day). Option holders do not have voting rights or receive dividends on the underlying stock. No stock options have been granted to any NEO since 2020.
Number of Shares or Units of Stock That Have Not Vested reflects the number of unvested MPC RSUs and MPLX phantom units held on December 31, 2025. MPC RSUs and MPLX phantom units generally vest in equal installments on the first, second and third anniversaries of the grant date.

	MPC RSUs			MPLX Phantom Units
Name	Grant Date	Number of RSUs That Have Not Vested (#)	Vesting Date	Grant Date	Number of Phantom Units That Have Not Vested (#)	Vesting Date

Mannen	3/1/2023	2,418	3/1/2026	3/1/2023	8,658	3/1/2026
	3/1/2024	3,951	3/1/2026, 3/1/2027	3/1/2024	17,298	3/1/2026, 3/1/2027
	8/1/2024	4,614	8/1/2026, 8/1/2027	3/1/2025	48,863	3/1/2026, 3/1/2027, 3/1/2028
	3/1/2025	17,048	3/1/2026, 3/1/2027, 3/1/2028		74,819
		28,031
Hennigan	3/1/2023	6,911	3/1/2026	3/1/2023	24,746	3/1/2026
	3/1/2024	11,226	3/1/2026, 3/1/2027	3/1/2024	49,155	3/1/2026, 3/1/2027
	3/1/2025	11,179	3/1/2026, 3/1/2027, 3/1/2028	3/1/2025	32,042	3/1/2026, 3/1/2027, 3/1/2028
		29,316			105,943
Hagedorn	3/1/2023	269	3/1/2026	3/1/2023	962	3/1/2026
	3/1/2024	948	3/1/2026, 3/1/2027	3/1/2024	4,152	3/1/2026, 3/1/2027
	3/1/2025	1,574	3/1/2026, 3/1/2027, 3/1/2028	3/1/2025	4,510	3/1/2026, 3/1/2027, 3/1/2028
		2,791			9,624
Benson	3/1/2023	412	3/1/2026	3/1/2023	1,478	3/1/2026
	3/1/2024	1,364	3/1/2026, 3/1/2027	3/1/2024	5,974	3/1/2026, 3/1/2027
	3/1/2025	2,516	3/1/2026, 3/1/2027, 3/1/2028	3/1/2025	7,211	3/1/2026, 3/1/2027, 3/1/2028
		4,292			14,663
Floerke	3/1/2023	670	3/1/2026	12/18/2015	36,476	Upon termination without cause*
	3/1/2024	1,213	3/1/2026, 3/1/2027	3/1/2023	2,401	3/1/2026
	3/1/2025	2,013	3/1/2026, 3/1/2027, 3/1/2028	3/1/2024	5,314	3/1/2026, 3/1/2027
		3,896		3/1/2025	5,772	3/1/2026, 3/1/2027, 3/1/2028
					49,963
* In the event of Mr. Floerke’s termination of employment for any reason other than for cause, the MPLX phantom units he received as part of his retention award in 2015 will become payable.

Market Value of Shares or Units of Stock That Have Not Vested reflects the aggregate value of all unvested MPC RSUs and MPLX phantom units held on December 31, 2025, using the MPC closing common stock price ($162.63) and the MPLX closing common unit price ($53.37) on December 31, 2025, the last trading day of the year.
Equity Incentive Plan Awards That Have Not Vested reflects the number of unvested MPC PSUs held on December 31, 2025. PSUs generally vest following a 36-month performance period.

Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Period	Name	Grant Date	Number of PSUs That Have Not Vested (#)	Performance Period

Mannen	3/1/2024	17,777	1/1/2024 - 12/31/2026	Benson	3/1/2024	6,400	1/1/2023 - 12/31/2025
	8/1/2024	10,381	1/1/2024 - 12/31/2026		3/1/2025	7,868
	3/1/2025	51,144	1/1/2025 - 12/31/2027			14,268	1/1/2024 - 12/31/2026
		79,302
Hennigan	3/1/2024	52,619	1/1/2024 - 12/31/2026	Floerke	3/1/2024	5,689	1/1/2024 - 12/31/2026
	3/1/2025	34,935	1/1/2025 - 12/31/2027		3/1/2025	6,295	1/1/2025 - 12/31/2027
		87,554				11,984
Hagedorn	3/1/2024	4,266	1/1/2024 - 12/31/2026
	3/1/2025	4,721	1/1/2025 - 12/31/2027
		8,987
Market Value of Equity Incentive Plan Awards That Have Not Vested reflects the aggregate value of all unvested MPC PSUs held on December 31, 2025, calculated using the MPC closing common stock price ($162.63) on December 31, 2025, the last trading day of the year, and an assumed payout of 200% per unit, which is the next higher performance achievement that exceeds the performance for these awards measured as of December 31, 2025.
Nonforfeitability of Certain Awards. As of December 31, 2025, each NEO, other than Ms. Mannen and Mr. Hagedorn, is eligible for an Approved Separation, under which their outstanding MPC RSUs, MPC PSUs and MPLX phantom units would become nonforfeitable should they resign under certain conditions, as further discussed under “Potential Payments Upon Termination or Change in Control—Voluntary Termination—Approved Separation” on page 146.
When certain awards become nonforfeitable, applicable taxes are immediately due. So that the participants do not have an out-of-pocket expense for these awards that have not yet distributed, the award is instead reduced to cover the tax obligation. These awards continue to be reflected in the tables above as they remain subject to distribution on their original vesting dates; however, the portions used to pay any associated taxes have been excluded from these tables and are instead included in the “Option Exercises and Stock Vested in 2025” table on page 142.

OPTION EXERCISES AND STOCK VESTED IN 2025
The following table provides information regarding MPC stock options exercised by our NEOs in 2025, as well as MPC RSUs and MPLX phantom units vested in 2025.

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Mannen	MPC	—	—	10,229	1,561,467
	MPLX	—	—	25,666	1,394,690
Hennigan	MPC	—	—	23,110	3,452,599
	MPLX	—	—	74,629	4,056,021
Hagedorn	MPC	—	—	1,174	174,515
	MPLX	—	—	4,057	220,457
Benson	MPC	10,879	1,091,381	1,780	268,569
	MPLX	—	—	6,140	333,804
Floerke	MPC	—	—	2,436	365,267
	MPLX	—	—	7,844	426,366
Option Awards: Value Realized on Exercise reflects the actual pre-tax gain realized by our NEOs upon exercise of MPC stock options, which is the fair market value of the shares at exercise less the per share grant price. No stock options have been granted to our NEOs since 2020.
Stock Awards: Number of Shares/Units Acquired on Vesting includes the following numbers of shares/units used to pay the taxes associated with the vesting of certain awards held by the NEOs as discussed further under “Outstanding Equity Awards at 2025 Fiscal Year-End”: Mr. Hennigan, 466 MPC RSUs, 1,335 MPLX phantom units; Ms. Benson, 107 MPC RSUs, 306 MPLX phantom units; Mr. Floerke, 85 RSUs, 242 MPLX phantom units.
Stock Awards: Value Realized on Vesting reflects the fair market value of the shares/units on the vesting date.
POST-EMPLOYMENT BENEFITS FOR 2025
2025 Pension Benefits
The following table reflects the actuarial present value of accumulated benefits payable to each NEO under MPC’s Retirement Plan (defined below) and the defined benefit portion of MPC’s Excess Benefit Plan (defined below) as of December 31, 2025. These values have been determined using actuarial assumptions consistent with those used in MPC’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Mannen	MPC Retirement Plan	5.00	158,088	—
	MPC Excess Benefit Plan	5.00	1,169,614	—
Hennigan	MPC Retirement Plan	8.58	302,966	—
	MPC Excess Benefit Plan	8.58	3,929,065	—
Hagedorn	MPC Retirement Plan	8.08	220,380	—
	MPC Excess Benefit Plan	8.08	283,700	—
Benson	MPC Retirement Plan	27.67	1,165,312	—
	MPC Excess Benefit Plan	27.67	822,789	—
Floerke	MPC Retirement Plan	12.42	335,392	—
	MPC Excess Benefit Plan	12.42	988,227	—
Number of Years Credited Service shows the number of years the NEO has participated in each plan. Plan participation service used to calculate each participant’s benefit under the Retirement Plan legacy benefit formula (applicable to Ms. Benson only) was frozen as of December 31, 2009. Mr. Floerke’s credited service for purposes of the Retirement Plan and Excess Benefit Plan includes 2.42 years of service credited for his employment with a subsidiary of MarkWest Energy Partners, L.P., which MPC acquired in 2015.

Present Value of Accumulated Benefit for the legacy benefits under the Retirement Plan was calculated assuming an 85% lump sum election rate with a lump sum interest rate between 0.75% and 2.50% (based on anticipated year of retirement) and the RP-2000 mortality table, and a 15% annuity election rate with a discount rate of 5.50% and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021, both calculated assuming retirement at age 62 (or current age, if later). See "Tax-Qualified Defined Benefit Retirement Plan" below for more detail on the legacy benefit formula.
The present value of accumulated benefits for the cash balance benefits under the Retirement Plan was calculated assuming retirement at age 62 (or current age, if later), a discount rate of 5.50%, a cash balance interest credit rating of 4.19% in 2025, 4.75% in 2026 and 4.84% in 2027 and beyond, and the Pri-2012 mortality table with generational mortality improvements in accordance with Scale MP-2021. See "Tax-Qualified Defined Benefit Retirement Plan" below for more detail on the cash balance benefit formula.
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
Under the legacy retirement benefit, a vested participant who is at least age 62 may retire prior to age 65 and receive an unreduced benefit. Participants are eligible for early retirement upon reaching age 50 and completing 10 years of vesting service. If a participant retires between the ages of 50 and 62 with sufficient vesting service, the amount of benefit under the legacy benefit formula is reduced by 3% for each full year between the retirement date and the participant’s 62nd birthday. Ms. Benson has legacy retirement benefits under the plan that remain subject to reduction as she has not reached age 62.
The plan was amended effective August 31, 2022, to allow an active participant who has attained age 59.5 to elect to take an in-service distribution of their legacy retirement benefit on or after December 1, 2022. As of December 31, 2025, Ms. Benson was the only NEO eligible to elect an in-service distribution.
Cash Balance Benefit
Starting in 2010, benefit accruals are determined under the following cash balance formula:

Cash Balance Annual Benefit = (Annual Compensation x Pay Credit Percentage) + (Account Balance x Interest Credit Rate)

Participants receive pay credit percentages based on the sum of their age and cash balance service: participants with fewer than 50 points receive pay credits equal to 7% of compensation; participants with 50-69 points receive pay credits equal to 9% of compensation; and participants with 70 or more points receive pay credits equal to 11% of compensation. For 2025, Messrs. Hennigan and Floerke, and Ms. Benson, received pay credits equal to 11% of compensation, and Ms. Mannen and Mr. Hagedorn received pay credits equal to 9% of compensation.
Annual compensation is limited to $350,000 for 2025 and generally includes wages and salary for time worked, with certain exclusions. Under the cash balance retirement benefit, a vested participant may retire at any age prior to 65 and receive an unreduced benefit. Each NEO has a vested cash balance retirement benefit under the plan that is not subject to reduction upon retirement.
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
With respect to Ms. Benson, who has frozen legacy-type benefits under the plan, eligible earnings for the legacy-type portion were determined using her highest consecutive 36-month compensation (exclusive of bonuses) and three highest bonuses earned over the 10-year period up to December 31, 2012. None of the other NEOs have a legacy-type benefit under the plan.
The Excess Benefit Plan permits MPC’s Compensation Committee, on a discretionary basis, to extend a lump sum retirement benefit supplement to individual officers of MPC who have a frozen legacy-type benefit under the plan to offset the age-related erosion (if any) of the frozen legacy-type benefit from age 62 until such officer’s actual retirement date or date of death. An officer must be vested under the Retirement Plan to qualify for this benefit supplement. Ms. Benson has frozen legacy-type benefits under the plan; however, MPC’s Compensation Committee has not extended eligibility for this benefit to her at this time.
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
The Thrift Plan allows eligible employees, such as our NEOs, to make elective deferral contributions to their plan accounts on a pre-tax, after-tax or “Roth” basis from 1% to a maximum of 75% of their plan-considered gross pay, with such gross pay limited to the applicable Internal Revenue Code annual compensation limit ($350,000 for 2025). Eligible employees who are “highly compensated employees” as determined under the Internal Revenue Code, such as our NEOs, may make after-tax contributions to their plan accounts from only 1% to 6% of their plan-considered gross pay limited to the applicable Internal Revenue Code annual compensation limit ($350,000 for 2025). Employer matching contributions are made on such elective deferrals and after-tax contributions at a rate of 117% up to a maximum of 6% of an employee’s plan-considered gross pay. All employee elective deferrals and after-tax contributions, and all employer matching contributions made, are fully vested.
2025 NONQUALIFIED DEFERRED COMPENSATION
The following table provides information regarding MPC’s nonqualified savings and deferred compensation plans.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	MPC Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Mannen	MPC Deferred Compensation Plan	—	—	6,631	—	47,537
	MPC Executive Deferred Compensation Plan	—	311,021	141,882	—	1,011,433
Hennigan	MPC Deferred Compensation Plan	—	—	856,755	—	7,234,883
	MPC Executive Deferred Compensation Plan	—	313,057	386,472	—	2,403,333
	MPC 2021 Incentive Compensation Plan	—	—	121,096	160,460	167,380
	MPLX LP 2018 Incentive Compensation Plan	—	—	461,500	498,088	664,149
Hagedorn	MPC Excess Benefit Plan	—	—	957	—	44,626
	MPC Executive Deferred Compensation Plan	—	56,776	48,849	—	271,634
Benson	MPC Excess Benefit Plan	—	—	540	—	25,172
	MPC Deferred Compensation Plan	—	—	38,897	—	300,973
	MPC Executive Deferred Compensation Plan	—	87,816	109,246	—	601,048
	MPC 2021 Incentive Compensation Plan	—	—	15,544	10,766	19,566
	MPLX LP 2018 Incentive Compensation Plan	—	—	57,458	35,307	75,565
Floerke	MPC Deferred Compensation Plan	—	—	105,000	—	725,156
	MPC Executive Deferred Compensation Plan	33,909	73,743	73,494	—	540,687
	MPC 2021 Incentive Compensation Plan	—	—	15,079	16,750	19,636
	MPLX LP 2012 Incentive Compensation Plan	—	—	143,934	—	1,057,439
	MPLX LP 2018 Incentive Compensation Plan	—	—	55,694	51,793	76,001
Executive Contributions are also included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the “2025 Summary Compensation Table” on page 137.
Company Contributions are also included in the “All Other Compensation” column of the “2025 Summary Compensation Table” on page 137.

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
Aggregate Balance at Last Fiscal Year-End. Of the amounts shown in this column, the following amounts have been reported in our Summary Compensation Table for previous years:

	Mannen	Hennigan	Hagedorn	Benson	Floerke

Deferred Compensation Plan	—	3,366,198	—	—	281,099
Executive Deferred Compensation Plan	184,454	1,485,491	43,310	57,124	326,576
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
Defined contribution accruals in the Excess Benefit Plan are credited with interest equal to that paid in a specified investment option of the Thrift Plan, which was 2.19% for the year ended December 31, 2025. All plan distributions are paid in a lump sum following the participant’s separation from service. In general, our NEOs no longer actively participate in the defined contribution portion of the Excess Benefit Plan, and all subsequent-year nonqualified employer matching contributions for NEOs now accrue under the Executive Deferred Compensation Plan (defined below).
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
Executive Deferred Compensation Plan
The Marathon Petroleum Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), sponsored by MPC LP, is an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees, including our NEOs. Participants may defer 5% to 50% (in whole percentage increments) of their base salary and annual bonus each year in a tax-advantaged manner. Deferral elections are made each December for amounts to be earned in the following year and are irrevocable. The plan credits matching contributions on a participant’s deferrals equal to the match under the Thrift Plan plus an amount equal to the matching contributions the participant would have received, but for Internal Revenue Code limitations and compensation limits, under the Thrift Plan. Participants are fully vested in their deferrals and matching contributions. Participants may make notional investments of their notional plan accounts from among certain investment options offered under the Thrift Plan, and participants’ notional plan accounts are credited with notional earnings and losses based on the result of those investment elections. Participants may elect to receive payment of their plan benefits in a lump sum or in annual installments over two to five years on or beginning on a specified date while in service or following separation from service.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following discussion provides information regarding the compensation payable to our NEOs under each hypothetical termination scenario, assuming that the applicable termination event occurred on December 31, 2025, based on the plans and agreements in place on that date. The actual payments to which an NEO would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.
Our NEOs would be entitled under each termination scenario to receive their vested benefits that have accrued under MPC’s employee and qualified retirement and nonqualified deferred compensation plans. For more information about MPC’s retirement and deferred compensation programs, see “Post-Employment Benefits for 2025” beginning on page 142 and “2025 Nonqualified Deferred Compensation” beginning on page 144.
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
Approved Separation
Our NEOs generally are eligible for an Approved Separation once they reach age 55 and have at least five years of employment with MPC or its subsidiaries. As of December 31, 2025, each of our NEOs, other than Ms. Mannen and Mr. Hagedorn, was eligible for an Approved Separation. Ms. Mannen became eligible for an Approved Separation in January 2026.
An NEO who resigns pursuant to an Approved Separation is generally only eligible for a bonus under the ACB program if he or she remained employed through the end of the ACB performance period, unless the NEO is also retirement eligible, in which case he or she is eligible for a bonus in his or her year of retirement as discussed below.
Under the terms of their respective award agreements, MPC PSUs, MPC RSUs and MPLX phantom units generally become nonforfeitable upon an eligible NEO’s Approved Separation provided he or she has held the awards at least six months and provided notice at least three months prior to resignation. MPC’s Compensation Committee may, in its sole discretion, waive this notice requirement. See the tables and accompanying narrative under “Outstanding Equity Awards at 2025 Fiscal Year-End” beginning on page 140 for more information about these nonforfeitable awards and their respective vesting dates.
Mr. Hennigan retired, effective January 1, 2026, having met the eligibility requirements for an Approved Separation. Because he was also retirement eligible, Mr. Hennigan received a bonus under the 2025 ACB program, as reflected above in the “2025 Summary Compensation Table” on page 137. As a result of his Approved Separation, Mr. Hennigan’s 2023, 2024 and 2025 MPC RSUs, MPC PSUs and MPLX phantom units became nonforfeitable upon his retirement. Until distribution, these awards remain subject to customary restrictive and other covenants under the terms of the respective award agreements. Amounts Mr. Hennigan received under MPC’s qualified retirement and nonqualified deferred compensation plans as a result of his retirement are described under ”Post-Employment Benefits for 2025,” beginning on page 142, and “2025 Nonqualified Deferred Compensation,” beginning on page 144.
Retirement
MPC’s employees, including our NEOs, generally are eligible for retirement once they reach age 50 and have at least 10 years of vesting service with MPC or its subsidiaries. As of December 31, 2025, Ms. Benson and Mr. Floerke were retirement eligible.
Retirement-eligible NEOs are eligible for a bonus under the ACB program in their year of retirement. This bonus is generally determined and paid in the normal course and prorated based on eligible earnings for the performance period. Any LTI awards still subject to forfeiture generally would be forfeited upon retirement.
MPC previously maintained a mandatory retirement policy under which, absent a waiver or extension, certain officers in executive or high policymaking positions, including our NEOs, were required to retire from service to the company coincident with, or immediately following, the first of the month after such officer reached age 65. MPC’s Board of Directors rescinded its mandatory retirement policy for officers effective April 30, 2025.
Involuntary Termination Without Cause
Neither we nor MPC generally enter into employment or severance agreements with our NEOs. An NEO whose employment is terminated without cause is eligible for: (i) the same termination allowance plan available to all other MPC employees, which would pay an amount between eight and 62 weeks of salary based either on service or salary level, as well as (ii) a bonus under the ACB program determined and paid in the normal course and prorated for service up to the termination date. As further discussed under Item 9B. Other Information of this report, MPC’s Board of Directors approved changes to the termination allowance plan’s formula applicable to certain employees of MPC, including our NEOs, on February 25, 2026. An NEO whose employment is terminated without cause will forfeit all unvested LTI awards unless provided otherwise in the applicable award agreement.
Involuntary Termination for Cause
An NEO who is involuntarily terminated for cause will not be entitled to a severance payment or a bonus under the ACB program and will forfeit all unvested LTI awards unless provided otherwise in the applicable award agreement.
Death
In the event of the death of an NEO during the ACB performance period, his or her bonus would be paid immediately at target and prorated based on eligible earnings for the performance period. LTI awards would immediately vest in full upon death, with MPC PSUs vesting at the target level.
Change in Control
Our NEOs participate in two change in control severance plans: the MPC Senior Leader Change in Control Severance Benefits Plan (“MPC CIC Plan”) and the MPLX Senior Leader Change in Control Severance Benefits Plan (“MPLX CIC Plan”). These change in control plans are designed to: (i) preserve executives’ economic motivation to consider a business combination that might result in job loss and (ii) compete effectively in attracting and retaining executives in an industry that features frequent mergers, acquisitions and divestitures.
Upon a change in control (as defined in the applicable plan or LTI award) of MPC or MPLX and a qualified termination (as defined in the applicable plan or LTI award), our NEOs would be eligible for the following benefits:
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
An NEO’s receipt of benefits under each plan is generally subject to a requirement that he or she execute (and not revoke or breach) a release containing standard restrictive covenants. In the event of a change in control and qualified termination under both plans, our NEOs would receive benefits under only one plan – whichever provides the greater benefits at that time. NEOs who receive an offer for comparable employment from an acquirer or successor entity in an MPLX change in control will not be eligible to receive benefits under the MPLX CIC Plan.

The following table shows compensation payable to our NEOs as a direct result of each specified hypothetical termination scenario, assuming the applicable termination event occurred on December 31, 2025, based on the plans and agreements in place on that date.

	Name	Severance ($)	MPC RSUs/ MPLX Phantom Units Vested ($)(1)(2)	MPC PSUs Vested ($)(1)(3)	Life and Health Insurance Benefits ($)(4)	Total ($)

Mannen	Voluntary/Involuntary Termination(5)	—	—	—	—	—
	Change in Control w/ Qualified Termination	11,130,000	8,551,770	12,896,885	30,596	32,609,251
	Death	—	8,551,770	12,896,885	2,800,000	24,248,655
Hagedorn	Voluntary/Involuntary Termination(5)	—	—	—	—	—
	Change in Control w/ Qualified Termination	2,887,500	967,533	1,461,556	40,407	5,356,996
	Death	—	967,533	1,461,556	1,100,000	3,529,089
Benson	Voluntary/Involuntary Termination(5)	—	—	—	—	—
	Change in Control w/ Qualified Termination	3,990,000	—	—	16,074	4,006,074
	Death	—	—	—	1,400,000	1,400,000
Floerke	Voluntary/Involuntary Termination(5)	—	—	—	—	—
	Change in Control w/ Qualified Termination	3,596,250	—	—	30,254	3,626,504
	Death	—	—	—	1,370,000	1,370,000
(1)    LTI amounts in this table reflect the value of equity that would vest on an accelerated basis as a direct result of each scenario. Because of their eligibility for an Approved Separation, as discussed above, each NEO, other than Ms. Mannen and Mr. Hagedorn, holds LTI awards that have become nonforfeitable by their terms. Awards no longer subject to forfeiture are not included in this table. See the tables and accompanying narrative under “Outstanding Equity Awards at 2025 Fiscal Year-End” beginning on page 140 for more information about these nonforfeitable awards and their respective vesting dates.
(2)    Amounts shown are calculated based on the closing prices of MPC common stock ($162.63) and MPLX common units ($53.37) on December 31, 2025, the last trading day of the year.
(3)    MPC PSUs would be paid out based on actual performance for the period from the grant date to the date of change in control/death, and target performance for the period from the date of change in control/death to the end of the performance period. Amounts shown are calculated using the MPC PSUs’ target value ($162.63, the closing price of MPC common stock on December 31, 2025, the last trading day of the year).
(4)    Under a change of control with a qualified termination, this amount represents the value of 18 months of COBRA premiums. In the event of death, this amount represents the value of life insurance that would be paid out to the applicable NEO’s estate.
(5)    Includes the following termination scenarios: Resignation, Approved Separation, Retirement, Involuntary Termination without Cause and Involuntary Termination for Cause.
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

DIRECTOR COMPENSATION
Officers or employees of our general partner or MPC who also serve as our directors do not receive additional compensation for their service as our directors. Directors who are not officers or employees of our general partner or MPC receive compensation as “non-management directors.”
Annual Retainers
Our non-management directors received the following cash and equity retainers for their service on the Board in 2025.

	Annual Total

Cash Retainer	•Paid quarterly in equal installments:
	–Board Member	$100,000

Additional Leadership Cash Retainers	•Paid quarterly in equal installments (in addition to Board Member retainer):
	–Lead Director	$25,000
	–Audit Committee Chair	$25,000
	–Conflicts Committee Chair	$25,000

Conflicts Committee Meeting Fee	•Per meeting, in excess of six meetings	$1,500

Equity Retainer	•Granted annually, generally on the day following MPC’s annual meeting, in the form of MPLX phantom units*	$125,000	**
	•Directors receive distribution equivalents in the form of additional MPLX phantom units

* The equity retainer was historically granted quarterly in equal installments. Directors received quarterly grants for the first two quarters of 2025, with the grant for the second quarter prorated for service from April 1 through April 30. On May 1, 2025, pursuant to a change in our non-management director compensation program, directors received an annual grant for 2025, and will receive one annual grant, generally made on the day following MPC’s annual meeting, going forward.
** The annual equity retainer will be increased to $150,000 beginning with the 2026 annual equity award.
Deferral of Equity Compensation
MPLX phantom units awarded to non-management directors for Board service in the first two quarters of 2025, including those received as distribution equivalents, were automatically deferred, payable in MPLX common units only upon a director’s departure from the Board. Under the MPLX GP LLC Non-Management Director Compensation Policy, beginning with the annual equity award made May 1, 2025, directors may now elect whether to defer distribution of their award until their departure from the Board. Awards for which no deferral election is made will generally distribute upon the first anniversary of the grant date.
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
2025 Director Compensation Table
The following table shows compensation earned by or paid to our non-management directors during 2025 for service on our Board.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)

Christine S. Breves	100,000	166,552	20,000	286,552
Christopher A. Helms	150,000	166,552	—	316,552
Garry L. Peiffer	125,000	166,552	20,000	311,552
Frank M. Semple	100,000	166,552	—	266,552
J. Michael Stice	100,000	166,552	—	266,552
John P. Surma	100,000	166,552	—	266,552
Ray N. Walker, Jr.	35,054	85,274	—	120,328
Fees Earned or Paid in Cash reflect cash retainers earned for Board service in 2025.
Unit Awards reflect the aggregate grant date fair value of MPLX phantom units, calculated in accordance with financial accounting standards. During 2025, non-management directors received: (i) quarterly grants of MPLX phantom units valued at $31,250 for the first quarter and $10,302 for the second quarter (prorated for service through April 30, 2025), in each case based on the grant date closing price of MPLX common units and (ii) a 2025 annual grant of MPLX phantom units valued at $125,000 based on the average daily closing price for MPLX common units in the 30 calendar days preceding the grant date. The aggregate number of MPLX phantom units outstanding for each non-management director as of December 31, 2025 is:
Ms. Breves, 11,619; Mr. Helms, 68,466; Mr. Peiffer, 62,892; Mr. Semple, 52,285; Dr. Stice, 44,260; Mr. Surma, 68,466; Mr. Walker, 1,712.
All Other Compensation reflects charitable contributions under MPC’s matching gifts programs, as described above. Each program is subject to an annual limit of $10,000, up to an aggregate of $20,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management
The following table sets forth the number of our common units and shares of MPC common stock beneficially owned as of February 1, 2026 by each director, each NEO, and by all current directors and executive officers as a group. The address for each person named below is c/o MPLX LP, 200 East Hardin Street, Findlay, Ohio 45840. Unless otherwise indicated, to our knowledge, each person or member of the group listed has sole voting and investment power with respect to the securities shown, and none of the shares or units shown is pledged as security. As of February 1, 2026, there were 1,015,355,766 MPLX common units outstanding (including 647,415,452 common units held by MPC and its affiliates) and 295,184,752 shares of MPC common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
	MPLX Common Units	MPC Common Stock	MPLX	MPC

Current Directors
Christine S. Breves	8,992	—	*	*
Christopher A. Helms	79,466	—	*	*
Maria A. Khoury	—	—	*	*
Garry L. Peiffer	131,389	63,394	*	*
Frank M. Semple	547,379	12,631	*	*
J. Michael Stice	49,997	22,586	*	*
John P. Surma	87,685	69,895	*	*
Ray N. Walker, Jr.	1,712	—	*	*
Named Executive Officers
Maryann T. Mannen	125,862	100,547	*	*
Michael J. Hennigan	359,137	220,902	*	*
C. Kristopher Hagedorn	17,480	4,447	*	*
Molly R. Benson	40,163	45,877	*	*
Gregory S. Floerke	92,243	30,840	*	*
All Current Directors and Executive Officers as a group (14 individuals)	1,207,704	370,053	*	*
 *    Less than 1% of common units or common shares outstanding, as applicable.
MPLX Common Unit beneficial ownership amounts include:
•Phantom unit awards as follows: Ms. Breves, 8,992; Mr. Helms, 68,466; Mr. Peiffer, 62,892; Mr. Semple, 54,085; Mr. Stice, 49,297; Mr. Surma, 80,185; Mr. Walker, 1,712.
•Phantom unit awards as follows: Ms. Mannen, 74,819; Mr. Hennigan, 105,943; Mr. Hagedorn, 9,624; Ms. Benson, 14,663; Mr. Floerke, 49,963; Ms. Khoury, 0; all other executive officers, 12,963.
•Common units indirectly beneficially held in trust as follows: Mr. Peiffer, 68,497; Mr. Semple, 493,294; Dr. Stice, 700.
•For Mr. Hennigan, who ceased employment effective January 1, 2026, amounts reported above reflect beneficial ownership of common stock based on information last known or reasonably available to us.
MPC Common Stock beneficial ownership amounts include:
•All stock options exercisable within 60 days of February 1, 2026 as follows: Ms. Benson, 17,196.
•Shares of common stock indirectly beneficially held in trust as follows: Mr. Peiffer, 63,394; Mr. Surma, 10,000.
•Restricted stock unit awards as follows: Mr. Semple, 12,631; Dr. Stice, 22,586; Mr. Surma, 59,895.
•RSUs as follows: Ms. Mannen, 28,031; Mr. Hennigan, 29,316; Mr. Hagedorn, 2,791; Ms. Benson, 4,292; Mr. Floerke, 3,896; Ms. Khoury, 0; all other executive officers, 4,585.
•For Mr. Hennigan, who ceased employment effective January 1, 2026, amounts reported above reflect beneficial ownership of common stock based on information last known or reasonably available to us.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as to each unitholder of whom we are aware that, based on filings with the SEC, beneficially owns 5% or more of our outstanding common units as of December 31, 2025.

Name and Address of Beneficial Owner	Number of Common Units Representing Limited Partner Interests	Percent of Common Units Representing Limited Partner Interests

Marathon Petroleum Corporation 539 S. Main Street Findlay, Ohio 45840	647,415,452	64%
Percent of Common Units is based on 1,015,355,766 MPLX common units outstanding as of February 1, 2026.
Marathon Petroleum Corporation: The MPLX common units are directly held by MPC Investment LLC, MPLX GP LLC, MPLX Logistics Holdings LLC and Giant Industries, Inc. Marathon Petroleum Corporation is the ultimate parent company of MPC Investment LLC, MPLX GP LLC, MPLX Logistics Holdings LLC and Giant Industries, Inc. and may be deemed to beneficially own the MPLX LP common units directly held by these entities.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025, with respect to common units that may be issued under the MPLX LP 2018 Incentive Compensation Plan (the “MPLX 2018 Plan”) and the MPLX LP 2012 Incentive Compensation Plan (the “MPLX 2012 Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	777,352	N/A	13,671,313
Equity compensation plans not approved by security holders	—	—	—
Total	777,352		13,671,313
Number of securities to be issued upon exercise of outstanding options, warrants and rights reflects phantom unit awards granted pursuant to the MPLX 2018 Plan and the MPLX 2012 Plan for common units unissued and not forfeited, cancelled or expired as of December 31, 2025.
Weighted average exercise price of outstanding options, warrants and rights. There is no exercise price associated with phantom unit awards.
Number of Securities Remaining Available reflects the common units available for issuance pursuant to the MPLX 2018 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policy and Procedures with Respect to Related Person Transactions
The Board has adopted a formal written related person transactions policy establishing procedures for the notification, review, approval, ratification and disclosure of related person transactions. Under the policy, a “related person” includes any director, nominee for director, executive officer, or a known beneficial holder of more than five percent of any class of our voting securities (other than MPC or its affiliates) or any immediate family member of a director, nominee for director, executive officer or more than five percent owner. This procedure applies to any transaction, arrangement or relationship, and any series of similar transactions, arrangements or relationships, in which (i) we are a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person has a direct or indirect material interest.
The Board has provided its standing pre-approval for the following transactions, arrangements and relationships:
•Payment of compensation to an executive officer if the compensation is required, or would be required if such executive officer were an NEO, to be disclosed in our filings with the SEC;
•Payment of compensation to a director of our general partner if the compensation is required to be disclosed in our filings with the SEC;
•Any transaction where the related person’s interest arises solely from the ownership of our securities;
•Any ongoing employment relationship provided that such employment relationship will be subject to initial review and approval; and
•Any transaction between us or any of our subsidiaries, on the one hand, and our general partner or any of its affiliates, on the other hand; provided, however, that such transaction is approved consistent with our Partnership Agreement.
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
Our Relationship with MPC
As of December 31, 2025, MPC owned through its affiliates 647,415,452 of our common units, representing approximately 64% of our common units outstanding, and 100% of MPLX GP, our general partner. MPLX GP manages our operations and activities through its officers and directors. In addition, various of our officers and directors also serve as officers and/or directors of MPC. Accordingly, we view transactions between MPC and us as related party transactions and have provided the following disclosures with respect to such transactions during 2025. Unless the context otherwise requires, references in the following discussion to “we” or “us” refer to our affiliates and us.
Distributions and Reimbursements to MPC
Pursuant to our Partnership Agreement, we make cash distributions to our unitholders, including MPC. During 2025, we distributed to MPC approximately $2,555 million with respect to the common units it holds.
Under our Partnership Agreement, we reimburse MPLX GP and its affiliates, including MPC, for all costs and expenses incurred on our behalf. The amount we reimbursed in 2025 was $3 million.
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

Business – Our Crude Oil and Products Logistics Contracts with MPC and Third Parties, Item 1. Business – Our Natural Gas and NGL Services Contracts with MPC and Third Parties, and Item 8. Financial Statements and Supplementary Data – Note 6. Related Party Agreements and Transactions, for information regarding related party activities with MPC.
Directors, Officers and Immediate Family Members
The husband of Rebecca L. Iten, our Vice President and Controller, is employed by a subsidiary of MPC in a non-executive role. Jeffrey Iten, a Major Projects Engineering Manager in the Crude Oil and Products Logistics organization, has been employed with us for 23 years, predating Ms. Iten’s appointment as an executive officer. His aggregate compensation received from us in 2025 was $371,042. Mr. Iten’s compensation was established by MPC in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of Ms. Iten.
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
Auditor Fees
Following are the aggregate fees for professional services provided to us by PricewaterhouseCoopers LLP for the years ended December 31, 2025, and December 31, 2024:

(In thousands)	2025	2024
Audit	$5,512	$4,963
Audit-Related	—	—
Tax	1,699	1,744
All Other	—	—
Total	$7,211	$6,707
Audit fees for the years ended December 31, 2025, and December 31, 2024, were primarily for professional services rendered for the audit of the financial statements and of internal control over financial reporting, the performance of regulatory audits, issuance of comfort letters, the provision of consents and the review of documents filed with the SEC.
Tax fees for the years ended December 31, 2025, and December 31, 2024, were for professional services rendered for the preparation of IRS Schedule K-1 tax forms for MPLX LP unitholders and for income tax consultation services.
Pre-Approval of Audit Services
Our Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services Policy sets forth the procedure for the Audit Committee to pre-approve all audit, audit-related, tax and permissible non-audit services, other than as provided under a de minimis exception. Our general partner’s chief financial officer annually presents the Audit Committee with a forecasted budget of audit, audit-related, tax and permissible non-audit services, and updates the Committee throughout the year as needed. The Audit Committee may pre-approve any services to be performed by our independent auditor up to 12 months in advance and may pre-approve services by specific categories pursuant to the forecasted budget. For unbudgeted items, the Audit Committee has delegated pre-approval authority of up to $250,000 to the Audit Committee Chair. Items approved in this manner are reported to the full Audit Committee at its next scheduled meeting. The pre-approval policy is available on our website at www.mplx.com/Investors/Corporate-Governance/.
In 2025 and 2024, the Audit Committee pre-approved all audit, audit-related, tax and permissible non-audit services pursuant to this policy and did not use the de minimis exception.

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
4.1	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.2	Registration Rights Agreement, dated as of May 13, 2016, by and between MPLX LP and the Purchasers party thereto	8-K	4.1	5/16/2016	001-35714
4.3	Description of Securities					X
10	Material Contracts
10.1	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35714
10.2	Transportation Services Agreement (Catlettsburg and Robinson Crude System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.5	11/6/2012	001-35714
10.3	Transportation Services Agreement (Garyville Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.8	11/6/2012	001-35714
10.4	Transportation Services Agreement (Robinson Products System), dated as of October 31, 2012, between Marathon Petroleum Company LP and Marathon Pipe Line LLC	8-K	10.11	11/6/2012	001-35714
10.5	Amended and Restated Transportation Services Agreement, dated January 1, 2015, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.1	4/6/2016	001-35714
10.6	First Amendment to the Amended and Restated Transportation Services Agreement, dated March 31, 2016, between Hardin Street Marine LLC and Marathon Petroleum Company LP	8-K	10.2	4/6/2016	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.7	Amendment to Amended and Restated Transportation Services Agreement, executed as of February 15, 2021, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-K	10.106	2/26/2021	001-35714
10.8	Third Amendment to the Amended and Restated Transportation Services Agreement, dated January 1, 2025, between Hardin Street Marine LLC and Marathon Petroleum Company LP	10-Q	10.3	5/6/2025	001-35714
10.9	First Amendment to Amended and Restated Transportation Services Agreement, effective as of April 1, 2016, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.2	8/3/2016	001-35714
10.10	Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	8-K	10.6	3/2/2017	001-35714
10.11+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC and Galveston Bay Refining Logistics LLC.	8-K	10.1	2/2/2018	001-35714
10.12+	Storage Services Agreement, dated as of October 1, 2017, by and between Marathon Petroleum Company LP and Garyville Refining Logistics LLC.	8-K	10.2	2/2/2018	001-35714
10.13	Master Amendment to Storage Services Agreements, dated as of October 1, 2017, by and between Marathon Petroleum Company LP, Blanchard Refining Company LLC, Galveston Bay Refining Logistics LLC and the other parties named therein.	8-K	10.3	2/2/2018	001-35714
10.14+	Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.4	2/2/2018	001-35714
10.15	First Amendment to Fuels Distribution Services Agreement, dated as of September 26, 2017, by and between Marathon Petroleum Company LP and MPLX Fuels Distribution LLC.	8-K	10.5	2/2/2018	001-35714
10.16	Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC	8-K	10.2	8/1/2019	001-35714
10.17	First Amendment dated as of January 1, 2023 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC	10-Q	10.1	5/2/2023	001-35714
10.18	Second Amendment dated as of July 31, 2024 to Amended and Restated Loan Agreement dated as of July 31, 2019 by and between MPLX LP and MPC Investment LLC	10-Q	10.2	8/6/2024	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.19	Fourth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.102	2/28/2020	001-35714
10.20	Fifth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-K	10.103	2/28/2020	001-35714
10.21	Sixth Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.2	11/6/2020	001-35714
10.22	Seventh Amendment to Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.3	8/2/2022	001-35714
10.23	Terminal Services Agreement, dated as of November 1, 2020, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto.	8-K	10.1	11/5/2020	001-35714
10.24	Amendment to Amended and Restated Transportation Services Agreement, executed as of September 10, 2020, by and between Marathon Petroleum Company LP and Hardin Street Marine LLC	10-Q	10.3	11/6/2020	001-35714
10.25	Notice of and Consent to Assignment, effective October 1, 2020, by and among Marathon Petroleum Company LP, Marathon Petroleum Trading and Supply LLC and Marathon Pipe Line LLC	10-Q	10.5	11/6/2020	001-35714
10.26	Fourth Amendment to the Terminal Services Agreement, dated as of July 31, 2021, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	11/2/2021	001-35714
10.27	Master Amendment to Transportation Services Agreements, dated as of June 30, 2022, by and among Marathon Petroleum Company LP, Marathon Petroleum Supply and Trading LLC, Marathon Pipe Line LLC and Ohio River Pipe Line LLC	8-K	10.1	7/7/2022	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
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
		8-K	10.1	7/12/2022	001-35714
10.29	First Amendment to Transportation Services Agreement (Garyville Products System), between Marathon Petroleum Company LP and Marathon Pipe Line LLC	10-K	10.44	2/23/2023	001-35714
10.30	Fifth Amendment to the Terminal Services Agreement, dated as of June 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	8/1/2023	001-35714
10.31	Sixth Amendment to the Terminal Services Agreement, dated as of June 30, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	8/1/2023	001-35714
10.32	Intercompany Assignment Agreement of the Terminal Services Agreement, dated as of May 1, 2023, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.3	8/1/2023	001-35714
10.33	Eighth Amendment to the Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.4	8/1/2023	001-35714
10.34	Seventh Amendment to the Terminal Services Agreement, dated as of January 31, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	4/30/2024	001-35714
10.35	Eighth Amendment to the Terminal Services Agreement, dated as of April 16, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.1	8/6/2024	001-35714
10.36	Ninth Amendment to the Terminal Services Agreement, dated as of August 1, 2024, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto	10-Q	10.2	11/5/2024	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.37	Ninth Amendment to the Third Amended and Restated Terminal Services Agreement, dated September 1, 2024, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.3	11/5/2024	001-35714
10.38	Tenth Amendment to the Third Amended and Restated Terminal Services Agreement, dated March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP	10-Q	10.1	11/4/2025	001-35714
10.39*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.40*	MPLX LP 2012 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.26	3/25/2013	001-35714
10.41*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.42*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.43*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.78	2/28/2019	001-35714
10.44*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated October 1, 2024	10-Q	10.4	11/5/2024	001-35714
10.45*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective August 25, 2025	10-Q	10.2	11/4/2025	001-35714
10.46*	MPLX GP LLC Amended and Restated Non-Management Director Compensation Policy and Director Equity Award Terms, as amended and restated October 1, 2023	10-Q	10.1	10/31/2023	001-35714
10.47*	MPLX GP LLC Non-Management Director Compensation Policy, as amended and restated effective August 25, 2025	10-Q	10.3	11/4/2025	001-35714
10.48*	Form of 2025 MPLX Phantom Unit Award Agreement	10-Q	10.1	5/6/2025	001-35714
10.49*	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.45	2/23/2023	001-35714
10.50*	Form of 2024 MPLX Phantom Unit Award Agreement	10-Q	10.1	4/30/2024	001-35714
10.51*	Michael J. Hennigan Form of 2025 MPLX Phantom Unit Award Agreement	10-Q	10.2	5/6/2025	001-35714
10.52*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective November 15, 2024	10-K	10.48	2/27/2025	001-35714
10.53*	MPLX GP LLC Non-Management Director Compensation Policy, as amended and restated effective November 15, 2024	10-K	10.49	2/27/2025	001-35714
10.54*	MPLX LP Senior Leader Change in Control Severance Benefits Plan, as amended and restated effective December 1, 2024	10-K	10.50	2/27/2025	001-35714

	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.55	Tenth Amendment to the Terminal Services Agreement, dated October 1, 2025, by and between the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.56	Second Amended and Restated Transportation Services Agreement, dated January 1, 2026, between Hardin Street Marine LLC and Marathon Petroleum Company LP					X
10.57*	Marathon Petroleum Termination Allowance Plan					X
19.1	Trading of Securities Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of MPLX GP LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
97.1	MPLX LP Officer Compensation Clawback Policy	10-K	97.1	2/28/2024	001-35714
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 26, 2026	MPLX LP

	By:	MPLX GP LLC Its general partner

	By:	/s/ Rebecca L. Iten
Rebecca L. Iten Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Maryann T. Mannen	Chairman of the Board, President and Chief Executive Officer of MPLX GP LLC (the general partner of MPLX LP) (principal executive officer)
Maryann T. Mannen

/s/ C. Kristopher Hagedorn	Director, Executive Vice President and Chief Financial Officer of MPLX GP LLC (the general partner of MPLX LP) (principal financial officer)
C. Kristopher Hagedorn

/s/ Rebecca L. Iten	Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP) (principal accounting officer)
Rebecca L. Iten

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christine S. Breves

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Christopher A. Helms

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Ray N. Walker, Jr.

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Garry L. Peiffer

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Maria A. Khoury

*	Director of MPLX GP LLC (the general partner of MPLX LP)
Frank M. Semple

*	Director of MPLX GP LLC (the general partner of MPLX LP)
J. Michael Stice

*	Director of MPLX GP LLC (the general partner of MPLX LP)
John P. Surma

*    The undersigned, by signing her name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the general partner of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Maryann T. Mannen	February 26, 2026
Maryann T. Mannen Attorney-in-Fact