Form 10-Q
period 2026-03-31
MPLX LP
filed 2026-05-05
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

MPLX LP had 1,014,733,719 common units outstanding as of April 30, 2026.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPLX LP,” “MPLX,” “the Partnership,” “us,” “our,” “we,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ANDX	Andeavor Logistics LLC (formerly known as Andeavor Logistics LP), a wholly-owned subsidiary of the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
DCF (a non-GAAP financial measure)	Distributable Cash Flow
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Taxes, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
MarkWest	MarkWest Energy Partners LLC (formerly known as MarkWest Energy Partners, LP), a wholly-owned subsidiary of the Partnership
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Revenues and other income:
Service revenue	$711	$707
Service revenue - related parties	1,090	1,066
Service revenue - product related	4	99
Rental income	65	64
Rental income - related parties	242	211
Product sales	476	513
Product sales - related parties	68	75
Sales-type lease revenue	48	37
Sales-type lease revenue - related parties	102	115
Income from equity method investments	182	186
Other income	7	10
Other income - related parties	43	41
Total revenues and other income	3,038	3,124
Costs and expenses:
Cost of revenues (excludes items below)	402	389
Purchased product costs	498	459
Rental cost of sales	18	19
Rental cost of sales - related parties	4	4
Purchases - related parties	394	416
Depreciation and amortization	358	326
General and administrative expenses	114	112
Other taxes	36	33
Total costs and expenses	1,824	1,758
Income from operations	1,214	1,366
Net interest and other financial costs	291	229
Income before income taxes	923	1,137
Provision for income taxes	1	1
Net income	922	1,136
Less: Net income attributable to noncontrolling interests	10	10
Net income attributable to MPLX LP	$912	$1,126

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$0.90	$1.10
Common - diluted	$0.90	$1.10
Weighted average limited partner units outstanding:
Common - basic	1,015	1,020
Common - diluted	1,015	1,020
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income	$922	$1,136
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	8
Comprehensive income	922	1,144
Less comprehensive income attributable to:
Noncontrolling interests	10	10
Comprehensive income attributable to MPLX LP	$912	$1,134
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,506	$2,137
Receivables, less allowance for expected credit loss	769	735
Current assets - related parties	1,007	899
Inventories	178	172
Other current assets	62	51
Total current assets	3,522	3,994
Equity method investments	4,981	4,798
Property, plant and equipment, net	21,992	21,698
Intangibles, net	1,359	1,397
Goodwill	8,736	8,755
Right of use assets, net	268	276
Noncurrent assets - related parties	916	962
Other noncurrent assets	1,159	1,125
Total assets	42,933	43,005

Liabilities
Accounts payable	126	108
Accrued liabilities	333	254
Current liabilities - related parties	455	399
Accrued property, plant and equipment	533	438
Long-term debt due within one year	1,251	1,502
Accrued interest payable	264	354
Operating lease liabilities	53	53
Other current liabilities	177	141
Total current liabilities	3,192	3,249
Long-term deferred revenue	115	119
Long-term liabilities - related parties	375	364
Long-term debt	24,383	24,151
Deferred income taxes	25	25
Long-term operating lease liabilities	208	217
Other long-term liabilities	338	352
Total liabilities	28,636	28,477
Commitments and contingencies (see Note 16)

Equity
Common unitholders - public (368 million and 368 million units outstanding)	9,332	9,451
Common unitholders - MPC (647 million and 647 million units outstanding)	4,734	4,845
Accumulated other comprehensive income	5	5
Total MPLX LP partners’ capital	14,071	14,301
Noncontrolling interests	226	227
Total equity	14,297	14,528
Total liabilities, preferred units and equity	$42,933	$43,005
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating activities:
Net income	$922	$1,136
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	7	10
Depreciation and amortization	358	326
Loss on disposal of assets	1	—
Income from equity method investments	(182)	(186)
Distributions from unconsolidated affiliates	237	188
Change in fair value of derivatives	64	4
Changes in:
Current receivables	(24)	(100)
Inventories	(6)	(6)
Current liabilities and other current assets	(15)	(76)
Assets and liabilities - related parties	(25)	(35)
Right of use assets and operating lease liabilities	—	(1)
Deferred revenue	(1)	(12)
All other, net	11	(2)
Net cash provided by operating activities	1,347	1,246
Investing activities:
Additions to property, plant and equipment	(575)	(267)
Acquisitions, net of cash acquired	14	(237)
Disposal of assets	4	1
Investments - acquisitions and contributions	(238)	(119)
Investments - redemptions, repayments, return of capital and sales proceeds	—	21
All other, net	4	—
Net cash used in investing activities	(791)	(601)
Financing activities:
Long-term debt borrowings	1,489	1,977
Long-term debt repayments	(1,505)	(500)
Debt issuance costs	(15)	(19)
Unit repurchases	(50)	(100)
Distributions to noncontrolling interests	(11)	(11)
Distributions to Series A preferred unitholders	—	(6)
Distributions to LP unitholders	(1,093)	(972)
Contributions from MPC	4	7
All other, net	(6)	(6)
Net cash (used in) provided by financing activities	(1,187)	370
Net change in cash, cash equivalents and restricted cash	(631)	1,015
Cash, cash equivalents and restricted cash at beginning of period	2,137	1,519
Cash, cash equivalents and restricted cash at end of period	$1,506	$2,534
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Income	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2025	$9,451	$4,845	$5	$227	$14,528	$—
Net income	330	582	—	10	922	—
Unit repurchases	(50)	—	—	—	(50)	—
Distributions	(396)	(697)	—	(11)	(1,104)	—
Contributions	—	4	—	—	4	—
Other	(3)	—	—	—	(3)	—
Balance at March 31, 2026	$9,332	$4,734	$5	$226	$14,297	$—

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2024	$9,322	$4,257	$(3)	$231	$13,807	$203
Net income	410	716	—	10	1,136	—
Unit repurchases	(100)	—	—	—	(100)	—
Conversion of Series A preferred units	197	—	—	—	197	(197)
Distributions	(353)	(619)	—	(11)	(983)	(6)
Contributions	—	7	—	—	7	—
Other	(4)	—	8	—	4	—
Balance at March 31, 2025	$9,472	$4,361	$5	$230	$14,068	$—
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
Refer to Note 8 for additional information about our operations.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
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

The Northwind Midstream Acquisition was accounted for as a business combination requiring all Northwind Midstream assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible assets acquired are related to various commercial contracts with a weighted average amortization period of 15 years. The following table reflects our preliminary allocation of the $2.4 billion purchase price to the Northwind Midstream assets and liabilities, as well as measurement period adjustments since the acquisition date:

(In millions)	August 29, 2025	Adjustments	As adjusted
Assets acquired:
Cash and cash equivalents	$17	$—	$17
Receivables	11	—	11
Other current assets	1	—	1
Property, plant and equipment	1,182	(15)	1,167
Intangibles	951	6	957
Other noncurrent assets	2	—	2
Total assets acquired	2,164	(9)	2,155
Liabilities assumed:
Accounts payable	15	7	22
Accrued property, plant and equipment	84	(2)	82
Accrued liabilities	6	4	10
Other current liabilities	1	—	1
Long-term operating lease liabilities	1	—	1
Total liabilities assumed	107	9	116
Total identifiable net assets	2,057	(18)	2,039
Goodwill	356	4	360
Fair value of net assets acquired	$2,413	$(14)	$2,399
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
The purchase price allocation, inclusive of measurement period adjustments through March 31, 2026, resulted in the recognition of $360 million in goodwill by our Natural Gas and NGL Services segment, all of which is deductible for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream's asset base, which is complementary and adjacent to MPLX's existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system.
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
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL, LLC (“BANGL”) for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 10 for additional details on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”).
Upon acquisition of the remaining 55 percent interest in BANGL, our existing equity investment was remeasured to fair value. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, we now own 100 percent of BANGL and its results are reflected in our Natural Gas and NGL Services segment within our consolidated financial results.

The following table summarizes the purchase price consideration in connection with the BANGL Acquisition:

Total cash paid	$703
Fair value of contingent consideration as of acquisition date	234
Total consideration	937
Fair value of previously held equity interest	766
Fair value of net assets acquired	$1,703
The BANGL Acquisition was accounted for as a business combination requiring all BANGL assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was determined using a combination of both the cost and income approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible asset acquired is related to a customer relationship with an amortization period of 11 years. The following table reflects our determination of the fair value of the BANGL assets and liabilities:

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
The purchase price allocation resulted in the recognition of $731 million in goodwill by our Natural Gas and NGL Services segment, 55 percent of which is deductible for tax purposes. Goodwill represents the advancement of our wellhead-to-water strategy by securing full ownership of a strategically located NGL transport asset, which further integrates our midstream infrastructure connecting the Permian and Gulf Coast regions.
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

4. Equity Method Investments
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		March 31,	March 31,	December 31,
(In millions, except ownership percentages)	VIE	2026	2026	2025
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$219	$208
LOOP LLC		41%	314	313
MarEn Bakken Company LLC(1)		25%	495	502
Other(2)	X	17 - 67%	554	558
Total Crude Oil and Products Logistics			1,582	1,581
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	398	407
MarkWest Utica EMG, L.L.C.	X	62%	933	890
Ohio Gathering Company L.L.C.(3)	X	32%	432	444
Sherwood Midstream LLC	X	50%	472	475
MXP Parent, LLC		10%	223	198
Texas City Logistics LLC	X	50%	228	163
WPC Parent, LLC		30%	269	273
Other(2)	X	10 - 51%	444	367
Total Natural Gas and NGL Services			3,399	3,217
Total			$4,981	$4,798
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(2)    Included within Other are certain equity method investments that have been deemed to be VIEs.
(3)    MPLX also holds a 42 percent indirect interest in Ohio Gathering Company L.L.C. through our ownership interest in MarkWest Utica EMG, L.L.C.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2026 and March 31, 2025. See Note 16 for information on our guarantees related to equity method investees.
5. Related Party Agreements and Transactions
MPLX engages in transactions with both MPC and certain of its equity method investments as part of its normal business; however, transactions with MPC make up the majority of MPLX’s related party transactions. Transactions with related parties are further described below.
Commercial Agreements
MPLX has various long-term, fee-based commercial agreements with MPC. Under these agreements, MPLX provides transportation, gathering, terminal, fuels distribution, marketing, storage, management, operational and other services to MPC. MPC has committed to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products and other fees for storage capacity; operating and management fees; and reimbursements for certain direct and indirect costs. MPC has also committed to provide a fixed fee for 100 percent of available capacity for boats, barges and third-party chartered equipment under a marine transportation services agreement. In addition, MPLX has obligations to MPC for services provided to MPLX by MPC under omnibus and employee services agreements as well as various other agreements.
Related Party Loan
MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the

MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and any borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR adjusted upward by 0.10 percent plus 1.25 percent or such lower rate as would be applicable to such loans under the MPLX Credit Agreement as discussed in Note 12.
There was no activity on the MPC Loan Agreement for the three months ended March 31, 2026 and March 31, 2025.
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three months ended March 31, 2026 and March 31, 2025, these sales totaled $197 million and $185 million, respectively.
See Note 11 for additional details regarding related party derivative activity with MPC.
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
For the three months ended March 31, 2026 and March 31, 2025, General and administrative expenses incurred from MPC totaled $88 million and $75 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three months ended March 31, 2026 and March 31, 2025, these charges totaled $53 million and $49 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue.

(In millions)	March 31, 2026	December 31, 2025
Current assets - related parties
Receivables	$689	$624
Lease receivables	298	269
Prepaid	19	5
Other	1	1
Total	1,007	899
Noncurrent assets - related parties
Long-term lease receivables	345	421
Right of use assets	239	239
Unguaranteed residual assets	292	263
Long-term receivables	40	39
Total	916	962
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	306	290
Derivative Liability	51	—
Deferred revenue	96	107
Operating lease liabilities	2	2
Total	455	399
Long-term liabilities - related parties
Long-term operating lease liabilities	237	237
Long-term deferred revenue	138	127
Total	$375	$364
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of March 31, 2026 or December 31, 2025.
6. Equity
The changes in the number of common units during the three months ended March 31, 2026 are summarized below:

(In units)	Common Units
Balance at December 31, 2025	1,015,702,040
Unit-based compensation awards	113,750
Units redeemed in unit repurchase program	(882,899)
Balance at March 31, 2026	1,014,932,891
Unit Repurchase Program
As of March 31, 2026, we had $1.1 billion remaining under the unit repurchase authorizations. Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Number of common units repurchased	1	2
Cash paid for common units repurchased(1)	$50	$100
Average cost per unit(1)	$56.63	$52.48
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

Cash Distributions
On April 28, 2026, MPLX declared a cash distribution for the first quarter of 2026, totaling $1,092 million, or $1.0765 per common unit. This distribution will be paid on May 15, 2026 to common unitholders of record on May 8, 2026. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total quarterly cash distributions is as follows for the three months ended March 31, 2026 and March 31, 2025. Distributions are not accrued until declared. MPLX’s distributions are declared for the prior quarter subsequent to the quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Distribution declared:
Limited partner units - public	$395	$357
Limited partner units - MPC	697	619
Total distribution declared	$1,092	$976

Quarterly cash distributions declared per limited partner common unit	$1.0765	$0.9565
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three months ended March 31, 2026 and March 31, 2025, MPLX had participating securities consisting of common units, certain equity-based compensation awards and dilutive potential common units related to certain equity-based compensation awards, and also for the three months ended March 31, 2025, Series A preferred units. Potential common units that were anti-dilutive, and therefore omitted from the diluted earnings per unit calculation for the three months ended March 31, 2026 and March 31, 2025, were less than one million.

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Net income attributable to MPLX LP(1):	$912	$1,126
Less: Distributed and undistributed earnings allocated to other participating securities	1	—
Net Income available to common unitholders	$911	$1,126
Weighted average units outstanding:
Basic	1,015	1,020
Diluted	1,015	1,020
Net income attributable to MPLX LP per limited partner unit:
Basic	$0.90	$1.10
Diluted	$0.90	$1.10
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
The tables below present information about our reportable segments:

	Three Months Ended March 31,
(In millions)	2026	2025
Crude Oil and Products Logistics
Service revenue	$1,175	$1,162
Rental income	249	219
Product related revenue	4	4
Sales-type lease revenue	102	115
Income from equity method investments	62	56
Other income	28	36
Total segment revenues and other income(1)	1,620	1,592
Operating expenses	540	528
Other segment items(2)	(31)	(33)
Segment Adjusted EBITDA(3)	1,111	1,097
Capital expenditures	104	115
Natural Gas and NGL Services
Service revenue	626	611
Rental income	58	56
Product related revenue	544	683
Sales-type lease revenue	48	37
Income from equity method investments	120	130
Other income	22	15
Total segment revenues and other income(1)	1,418	1,532
Purchased product costs	498	459
Operating expenses	428	445
Other segment items(2)	(126)	(32)
Segment Adjusted EBITDA(3)	618	660
Capital expenditures	561	153
Investments in unconsolidated affiliates(4)	$237	$119
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $162 million and $177 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $1,331 million and $1,439 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
(4)    Investments in unconsolidated affiliates in the Natural Gas and NGL Services segment for the three months ended March 31, 2026 and March 31, 2025 includes cash contributions to several joint ventures to fund current growth capital projects.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended March 31,
(In millions)	2026	2025
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$1,111	$1,097
Natural Gas and NGL Services Segment Adjusted EBITDA	618	660
Total reportable segments	1,729	1,757
Depreciation and amortization(1)	(358)	(326)
Net interest and other financial costs	(291)	(229)
Income from equity method investments	182	186
Distributions/adjustments related to equity method investments	(251)	(227)
Adjusted EBITDA attributable to noncontrolling interests	11	11
Other(2)	(100)	(36)
Net income	$922	$1,136
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $143 million and $133 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $215 million and $193 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	March 31, 2026			December 31, 2025
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Crude Oil and Products Logistics	$13,895	$5,185	$8,710	$13,809	$5,058	$8,751
Natural Gas and NGL Services	18,457	5,175	13,282	17,950	5,003	12,947
Total	$32,352	$10,360	$21,992	$31,759	$10,061	$21,698
Depreciation expense was $315 million and $295 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by fair value hierarchy level.

	March 31, 2026			December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Embedded derivatives in commodity contracts
Other current liabilities	$—	$—	$11	$—	$—	$6
Other long-term liabilities	—	—	43	—	—	35
Total embedded derivatives in commodity contracts	—	—	54	—	—	41
Contingent consideration / Other long-term liabilities	—	—	239	—	—	236
Commodity contracts - related party	—	51	—	—	—	—
Total carrying value in Consolidated Balance Sheets	$—	$51	$293	$—	$—	$277
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
The fair value calculation for the embedded derivative liability for the natural gas purchase commitment used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.69 to $2.21 per gallon with a weighted average of $0.85 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2026	2025
Beginning balance	$(277)	$(58)
Unrealized and realized loss included in Net Income(1)	(17)	(7)
Settlements	1	3
Ending balance	$(293)	$(62)

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at end of period	$(18)	$(7)
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
The fair value of MPLX’s debt is estimated based on average bid prices obtained from broker quotes and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	March 31, 2026		December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$24,606	$25,813	$24,887	$25,821
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
Related Party Derivatives - MPLX has derivative positions with MPC to partially hedge its direct exposure to commodity price risk in its Natural Gas and NGL Services segment. Changes in the fair value of the derivatives are based on changes in forward price curves for the underlying commodity and recognized in earnings through Product sales and Service revenue - product related, in the Consolidated Statements of Income.

The following table presents the fair value of derivative instruments as of March 31, 2026 and December 31, 2025, and the line items in the Consolidated Balance Sheets in which the fair values are reflected. As of March 31, 2026 and December 31, 2025, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

(In millions)	March 31, 2026	December 31, 2025
Commodity derivatives
Current liabilities - related parties	$51	$—
Other current liabilities(1)	11	6
Other long-term liabilities(1)	43	35
(1)    Includes embedded derivatives.
The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

	Three Months Ended March 31,
(In millions)	2026	2025
Product sales
Realized loss	$(1)	$—
Unrealized loss	(7)	—
Product sales derivative loss	(8)	—
Service revenue - product related
Realized loss	(4)	—
Unrealized loss	(44)	—
Service revenue - product related loss	(48)	—
Purchased product costs
Realized loss	(2)	(3)
Unrealized loss	(13)	(4)
Purchased product cost derivative loss	(15)	(7)
Total derivative gain/(loss) included in Net income	$(71)	$(7)
12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	March 31, 2026	December 31, 2025
MPLX LP:
Fixed rate senior notes	$25,969	$25,969
Consolidated subsidiaries:
ANDX	31	31
Finance lease obligations	6	6
Total	26,006	26,006
Unamortized debt issuance costs	(185)	(174)
Unamortized discount	(187)	(179)
Amounts due within one year	(1,251)	(1,502)
Total long-term debt due after one year	$24,383	$24,151
Credit Agreement
MPLX’s credit agreement (the “MPLX Credit Agreement”) provides for a $2.0 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letter of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.
On April 7, 2026, MPLX entered into a new revolving credit facility to replace the previously existing MPLX Credit Agreement, which was scheduled to expire July 2027. The new MPLX revolving credit facility is for a five-year term which will expire April 2031. MPLX’s total capacity under the new revolving credit facility agreement increased from $2.0 billion to $2.5 billion and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million.

At March 31, 2026, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of approximately $2.0 billion or approximately 100 percent of the borrowing capacity.
Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2027 and 2058 with interest rates ranging from 2.650 percent to 6.200 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.
On February 12, 2026, MPLX issued $1 billion aggregate principal amount of 5.300 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.100 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering. The 2036 Senior Notes were offered at a price to the public of 99.678 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. The 2056 Senior Notes were offered at a price to the public of 98.453 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026.
In March 2026, MPLX used the proceeds from the 2036 Senior Notes and the 2056 Senior Notes to repay all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes at maturity.
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest expense	$314	$241
Other financial costs	16	12
Interest income	(19)	(18)
Capitalized interest	(20)	(6)
Net interest and other financial costs	$291	$229
14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$91	$620	$711
Service revenue - related parties	1,084	6	1,090
Service revenue - product related	—	4	4
Product sales	1	475	476
Product sales - related parties	3	65	68
Total revenues from contracts with customers	$1,179	$1,170	2,349
Non-ASC 606 revenue and other income(1)			689
Total revenues and other income			$3,038

	Three Months Ended March 31, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$103	$604	$707
Service revenue - related parties	1,059	7	1,066
Service revenue - product related	—	99	99
Product sales	1	512	513
Product sales - related parties	3	72	75
Total revenues from contracts with customers	$1,166	$1,294	2,460
Non-ASC 606 revenue and other income(1)			664
Total revenues and other income			$3,124
(1)    Non-ASC 606 Revenue includes rental income, sales-type lease revenue, income from equity method investments, and other income.
Contract Balances
The tables below reflect the changes in ASC 606 contract balances for the three months ended March 31, 2026 and March 31, 2025:

(In millions)	Balance at December 31, 2025	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2026
Contract assets	$15	$2	$—	$17
Long-term contract assets	4	—	—	4
Deferred revenue	13	9	(6)	16
Deferred revenue - related parties	66	15	(21)	60
Long-term deferred revenue	117	(4)	—	113
Long-term deferred revenue - related parties	45	(3)	—	42

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(1)	Balance at March 31, 2025
Contract assets	$2	$1	$—	$3
Deferred revenue	84	5	(18)	71
Deferred revenue - related parties	71	21	(22)	70
Long-term deferred revenue	315	—	—	315
Long-term deferred revenue - related parties	44	(3)	—	41
(1)    No significant revenue was recognized related to past performance obligations in the period presented.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2026	$1.5
2027	1.9
2028	0.7
2029	0.3
2030	0.2
2031 and thereafter	0.7
Total estimated revenue on remaining performance obligations	$5.3
As of March 31, 2026, unsatisfied performance obligations included in the Consolidated Balance Sheets are $231 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 20 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.
15. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$384	$277
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	17	17
Net cash provided by financing activities included:
Principal payments under finance lease obligations	5	—
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to lease receivable	58	44
Contribution of assets(1)	—	115
ROU assets obtained in exchange for new operating lease obligations	4	19
ROU assets obtained in exchange for new finance lease obligations	4	3
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2026	2025
Additions to property, plant and equipment	$575	$267
Increase in capital accruals	90	1
Total capital expenditures	$665	$268
16. Commitments and Contingencies
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which we have not recorded a liability, we are unable to estimate a range of possible loss because the issues involved have not been fully developed through pleadings, discovery or court proceedings. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.
Environmental Matters
We are subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance.
Accrued liabilities for remediation totaled $20 million and $21 million at March 31, 2026 and December 31, 2025, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.

We are involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
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
We are also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these other lawsuits and proceedings will not, individually or collectively, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Guarantees
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
We have entered into a Contingent Equity Contribution Agreement whereby we, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations.
If the vacatur of the easement results in a temporary shutdown of the pipeline, we would have to contribute our 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. We also expect to contribute our 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, we would have to contribute our 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2026, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
WPC Parent, LLC
Our maximum exposure to loss for WPC Parent, LLC includes a $109 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, we and our affiliates provide guarantees of our subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require us to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2026, we do not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our forward-looking statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, government shutdowns, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs, renewable diesel and other renewable fuels or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•increased commodity price volatility and supply disruptions due to the U.S.-Iran conflict and market reactions thereto;
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
•labor and material shortages;
•the ability to realize expected returns or other benefits on anticipated or ongoing projects or planned or recently completed acquisitions or other transactions, including the recently completed acquisitions of Northwind Delaware Holdings LLC and BANGL, LLC;
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
•compliance costs and uncertainty associated with cap and invest programs or similar arrangements or programs in California or other jurisdictions; and
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG plans and goals within the expected timeframe, if at all.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
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
Our Natural Gas and NGL Services segment gathers, treats, processes and transports natural gas and transports, fractionates, stores and markets NGLs. NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Natural Gas and NGL Services segment profitability is affected by prevailing commodity prices primarily as a result of processing at our own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.
Significant Financial and Other Highlights
Significant financial highlights for the three months ended March 31, 2026 and March 31, 2025 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Announced a first quarter 2026 distribution of $1.0765 per common unit
•First-quarter net income attributable to MPLX of $912 million and net cash provided by operating activities of $1.3 billion
•Adjusted EBITDA attributable to MPLX of $1.7 billion, reflecting execution of strategic priorities
•Distributable cash flow of $1.4 billion, enabling the return of $1.1 billion of capital in the three months ended March 31, 2026 via distributions and unit repurchases
Business and Economic Environment Update
We continue to see production increases across our key operating regions. In the Marcellus and Utica, rig counts remain steady and volumes remain strong. Producer consolidation further illustrates the value in the liquids-rich acreage of the Utica, where condensate development activity continues to increase. In the Permian, rising gas-oil ratios and the progression of export projects will support growth opportunities for our business. More broadly, we expect natural gas demand as a result of LNG facilities coming online in the Gulf Coast supporting international demand will accelerate over the next few years, as well as increased electricity generation required for data centers and overall electric grid demand. As demand rises, MPLX is well-positioned to support the development plans of its producer-customers. Additionally, we believe MPLX is protected from significant volatility in our Crude Oil and Products Logistics segment and in the Marcellus and Utica regions due to our business model structured around long-term take-or-pay and capacity contracts.
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

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Revenues and other income:
Service revenue	$1,801	$1,773	$28
Rental income	307	275	32
Product related revenue	548	687	(139)
Sales-type lease revenue	150	152	(2)
Income from equity method investments	182	186	(4)
Other income	50	51	(1)
Total revenues and other income	3,038	3,124	(86)
Costs and expenses:
Cost of revenues (excludes items below)	402	389	13
Purchased product costs	498	459	39
Rental cost of sales	22	23	(1)
Purchases - related parties	394	416	(22)
Depreciation and amortization	358	326	32
General and administrative expenses	114	112	2
Other taxes	36	33	3
Total costs and expenses	1,824	1,758	66
Income from operations	1,214	1,366	(152)
Net interest and other financial costs	291	229	62
Income before income taxes	923	1,137	(214)
Provision for income taxes	1	1	—
Net income	922	1,136	(214)
Less: Net income attributable to noncontrolling interests	10	10	—
Net income attributable to MPLX LP	$912	$1,126	$(214)

Adjusted EBITDA attributable to MPLX LP(1)	$1,729	$1,757	$(28)
DCF attributable to MPLX(1)	$1,408	$1,486	$(78)
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended March 31,
(In millions)	2026	2025
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net income:
Net income	$922	$1,136
Provision for income taxes	1	1
Net interest and other financial costs	291	229
Income from operations	1,214	1,366
Depreciation and amortization	358	326
Income from equity method investments	(182)	(186)
Distributions/adjustments related to equity method investments	251	227
Other(1)	99	35
Adjusted EBITDA	1,740	1,768
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)
Adjusted EBITDA attributable to MPLX LP	1,729	1,757
Deferred revenue impacts	(1)	(18)
Sales-type lease payments, net of income	13	13
Adjusted net interest and other financial costs(2)	(284)	(219)
Maintenance capital expenditures, net of reimbursements	(53)	(35)
Equity method investment maintenance capital expenditures paid out	(4)	(5)
Other	8	(7)
DCF attributable to MPLX LP	$1,408	$1,486
(1)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(2)    Represents Net interest and other financial costs excluding gain/loss on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended March 31,
(In millions)	2026	2025
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net cash provided by operating activities:
Net cash provided by operating activities	$1,347	$1,246
Changes in working capital items	71	230
All other, net	(11)	2
Adjusted net interest and other financial costs(1)	284	219
Other adjustments to equity method investment distributions	14	39
Other	35	32
Adjusted EBITDA	1,740	1,768
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)
Adjusted EBITDA attributable to MPLX LP	1,729	1,757
Deferred revenue impacts	(1)	(18)
Sales-type lease payments, net of income	13	13
Adjusted net interest and other financial costs(1)	(284)	(219)
Maintenance capital expenditures, net of reimbursements	(53)	(35)
Equity method investment maintenance capital expenditures paid out	(4)	(5)
Other	8	(7)
DCF attributable to MPLX LP	$1,408	$1,486
(1)    Represents Net interest and other financial costs excluding gains and/or losses on extinguishment of debt and amortization of deferred financing costs.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Net income attributable to MPLX decreased $214 million in the first quarter of 2026 compared to the first quarter of 2025.
Total revenues and other income decreased $86 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to:
•Decreased Product related revenue of $139 million primarily due to lower NGL prices in the Southwest, Marcellus and Southern Appalachia of $119 million, $79 million due to the Rockies divestiture, $51 million due to a change in derivative valuation and $27 million due to the absence of a non-recurring benefit associated with a customer agreement in 2025. These decreases were partially offset by higher volumes in the Southwest of $142 million.
•Increased Rental income of $32 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications, and annual fee escalations related to our refining logistics assets.
•Increased Service revenue of $28 million primarily due to crude oil and products logistics rate and fee increases of $40 million, contributions from recent acquisitions of $36 million, increased throughput and fee rates in the Marcellus of $30 million, partially offset by the Rockies divestiture of $44 million, decreased pipeline throughput of $29 million and the absence of a non-recurring benefit associated with a customer agreement in 2025 of $7 million.
•Decreased Income from equity method investments of $4 million primarily due to the absence of a $25 million gain in the first quarter of 2025 related to the formation of a new joint venture, Texas City Logistics LLC, partially offset by increased revenue and derivative gains in certain pipeline joint ventures. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Total costs and expenses increased by $66 million in the first quarter of 2026 compared to the same period of 2025 primarily due to:
•Increased Cost of revenues of $13 million primarily due to $36 million of higher net operating costs and repairs and maintenance costs and $25 million of incremental operating costs as a result of recent acquisitions, partially offset by $50 million due to the Rockies divestiture.
•Increased Purchased product costs of $39 million primarily due to higher NGL volumes in the Southwest of $130 million and a change in derivative valuation of $9 million, partially offset by lower NGL prices in the Southwest of $100 million.
•Decreased Purchases - related parties of $22 million primarily due to the Rockies divestiture of $24 million and lower related party transportation costs of $21 million, partially offset by increased costs from MPC.
•Increased Depreciation and amortization of $32 million primarily due to incremental depreciation associated with recent acquisitions, partially offset by a decrease due to the Rockies divestiture.
Net interest and other financial costs increased $62 million primarily due to increased borrowings in 2025 to fund acquisitions.
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
The tables below present additional financial information about our reported segments for the three months ended March 31, 2026 and March 31, 2025.

Crude Oil and Products Logistics Segment
First Quarter Crude Oil and Products Logistics Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Total segment revenues and other income	$1,620	$1,592	$28
Segment Adjusted EBITDA	1,111	1,097	14
Capital expenditures	104	115	(11)
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Total segment revenues and other income increased $28 million in the first quarter of 2026 compared to the same period of 2025. This was primarily driven by $57 million of rate and fee increases across all business units, partially offset by lower pipeline throughput of $29 million.
Segment Adjusted EBITDA increased $14 million in the first quarter of 2026 compared to the same period of 2025. The increase was driven by $57 million of rate and fee increases across all business units, partially offset by lower pipeline throughput of $29 million and increased operating costs of $12 million driven primarily by higher employee costs from MPC.

Crude Oil and Products Logistics Operating Data

	Three Months Ended March 31,
	2026	2025
Crude Oil and Products Logistics
Pipeline throughput (mbpd)
Crude oil pipelines	3,683	3,908
Product pipelines	2,019	2,020
Total pipelines	5,702	5,928

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.03	$1.03
Product pipelines	1.09	1.11
Total pipelines	$1.05	$1.06

Terminal throughput (mbpd)	2,976	3,095

Marine Assets (number in operation)
Barges	320	319
Towboats	30	29
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.

Natural Gas and NGL Services Segment
First Quarter Natural Gas and NGL Services Segment Financial Highlights (in millions)

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Total segment revenues and other income	$1,418	$1,532	$(114)
Segment Adjusted EBITDA	618	660	(42)
Capital expenditures	561	153	408
Investments in unconsolidated affiliates	$237	$119	$118
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Total segment revenues and other income decreased $114 million in the first quarter of 2026 compared to the same period of 2025. Revenues in the first quarter of 2026 decreased $119 million due to lower NGL prices in the Southwest, Marcellus and Southern Appalachia, $123 million due to the Rockies divestiture, $51 million due to a change in derivative valuation and $34 million due to the absence of a non-recurring benefit associated with a customer agreement in 2025. These decreases were partially offset by higher volumes in the Southwest of $142 million, contributions from recent acquisitions of $36 million and increased throughput and fee rates in the Marcellus of $30 million. Income from equity method investments decreased $10 million, primarily due to a $25 million gain in the first quarter of 2025 related to the formation of a new joint venture, Texas City Logistics LLC, partially offset by increased revenue and derivative gains in certain pipeline joint ventures. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA decreased $42 million in the first quarter of 2026 compared to the same period of 2025. This decrease is primarily due to the absence of a $37 million non-recurring benefit associated with a customer agreement in 2025, $42 million due to the Rockies divestiture, $24 million due to lower NGL pricing and $11 million due to higher operating expenses, partially offset by impacts from equity method investments of $34 million and contributions from recent acquisitions of $35 million as well as increased volumes.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia and Bakken Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,577	1,500	1,577	1,500
Utica Operations	—	268	2,776	2,438
Southwest Operations	1,989	1,785	1,989	1,785
Bakken Operations	146	175	146	175
Rockies Operations	—	548	—	618
Total gathering throughput	3,712	4,276	6,488	6,516
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,452	4,325	6,160	5,975
Utica Operations	—	—	938	965
Southwest Operations(3)	1,973	1,879	1,973	1,879
Southern Appalachia Operations	190	188	190	188
Bakken Operations	145	174	145	174
Rockies Operations	—	600	—	600
Total natural gas processed	6,760	7,166	9,406	9,781
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	549	566	549	566
Utica Operations(4)	—	—	64	64
Other(5)	21	30	21	30
Total C2 + NGLs fractionated(6)	570	596	634	660
NGL Pipeline Throughput (mbpd)
Marcellus Operations	459	455	459	455
Utica Operations	—	—	64	64
Southwest Operations	195	—	195	164
Other(5)	21	31	21	31
Total NGL pipeline throughput	675	486	739	714
(1)    This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)    This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)    In addition to the amounts presented Northwind Midstream treated volume during the three months ended March 31, 2026 was 152 MMcf/d.
(4)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represents each region’s utilization of the complex.
(5)    Other includes Southern Appalachia, Bakken and Rockies Operations.
(6)    Purity ethane makes up approximately 249 mbpd and 271 mbpd of MPLX LP consolidated total fractionated products for the three months ended March 31, 2026 and March 31, 2025, respectively. Purity ethane makes up approximately 271 mbpd and 294 mbpd of MPLX LP Operated total fractionated products for the three months ended March 31, 2026 and March 31, 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$3.48	$3.87
C2 + NGL Pricing ($ per gallon)(1)	$0.75	$0.93
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
Supplemental Information on Equity Method Investments
The following table presents MPLX’s income from equity method investments for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
(In millions)	2026	2025
Income from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$16	$12
LOOP LLC	4	—
MarEn Bakken Company LLC	17	22
Other	25	22
Total Crude Oil and Products Logistics	62	56
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	18	21
MarkWest Utica EMG, L.L.C.	29	29
Ohio Gathering Company L.L.C.	8	8
Sherwood Midstream LLC	29	27
WPC Parent, LLC	28	20
Other(1)	8	25
Total Natural Gas and NGL Services	120	130
Total	$182	$186
(1)    The three months ended March 31, 2025 includes a $25 million gain related to the formation of a new joint venture, Texas City Logistics LLC.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
(In millions)	2026	2025
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$5	$6
LOOP LLC	2	13
MarEn Bakken Company LLC	25	28
Other	40	25
Total Crude Oil and Products Logistics	72	72
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	29	17
MarkWest Utica EMG, L.L.C.	53	37
Ohio Gathering Company L.L.C.	19	14
Sherwood Midstream LLC	32	30
WPC Parent, LLC	32	32
Other	14	25
Total Natural Gas and NGL Services	179	155
Total	$251	$227

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

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $1,506 million at March 31, 2026 and $2,137 million at December 31, 2025. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$1,347	$1,246
Investing activities	(791)	(601)
Financing activities	(1,187)	370
Total	$(631)	$1,015
Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $101 million in the first three months of 2026 compared to the same period of 2025, primarily due to a $159 million lower working capital build and $49 million higher cash distributions from equity method investments during the 2026 period, partially offset by favorable results from operations during the 2025 period.
Cash Flows Used in Investing Activities - Net cash used in investing activities increased $190 million in the first three months of 2026 compared to the same period of 2025, primarily due to higher capital spending and higher cash contributions to equity method investments to fund current growth capital projects, partially offset by the acquisition of Whiptail Midstream in the first quarter of 2025.
Cash Flows Used in Financing Activities - Financing activities were a $1,187 million net use of cash in the first three months of 2026 compared to a $370 million net source of cash in the same period of 2025. The use of cash during the 2026 period was primarily driven by $1,143 million return of capital to unitholders as net debt borrowings were offset by net debt repayments. The source of cash during the 2025 period was primarily driven by proceeds from the issuance of $2.0 billion aggregate principal amount of senior notes, partially offset by the repayment of $500 million aggregate principal amount of senior notes and $1,078 million return of capital to unitholders.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities(1)	$1,347	$1,246
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities	(791)	(601)
Contributions from MPC	4	7
Distributions to noncontrolling interests	(11)	(11)
Adjusted FCF	549	641
Distributions paid to common and preferred unitholders	(1,093)	(978)
Adjusted FCF after distributions	$(544)	$(337)
(1)    The three months ended March 31, 2026 and March 31, 2025 include working capital builds of $71 million and $230 million, respectively.
Debt and Liquidity Overview
On February 12, 2026, MPLX issued $1 billion aggregate principal amount of 5.300 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.100 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering. The 2036 Senior Notes were offered at a price to the public of 99.678% of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. The 2056 Senior Notes were offered at a price to the public of 98.453% of par, with interest payable semi-annually in arrears, commencing on October 1, 2026.
In March 2026, MPLX used the proceeds from the 2036 Senior Notes and the 2056 Senior Notes to repay all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes at maturity.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2026, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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
Our liquidity totaled $5.0 billion at March 31, 2026 consisting of:

	March 31, 2026
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,000	$—	$2,000
MPC Loan Agreement	1,500	—	1,500
Total	$3,500	$—	3,500
Cash and cash equivalents			1,506
Total liquidity			$5,006
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
The MPLX Credit Agreement was to mature in July 2027 and contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of March 31, 2026, we were in compliance with such covenants.
On April 7, 2026, MPLX entered into a new revolving credit facility to replace the previously existing MPLX Credit Agreement, which was scheduled to expire July 2027. The new MPLX revolving credit facility is for a five-year term which will expire April 2031. MPLX’s total capacity under the new revolving credit facility increased from $2.0 billion to $2.5 billion and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Number of common units repurchased	1	2
Cash paid for common units repurchased(1)	$50	$100
Average cost per unit(1)	$56.63	$52.48
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of March 31, 2026, we had $1.1 billion remaining under the unit repurchase authorizations.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On April 28, 2026, MPLX declared a cash distribution for the first quarter of 2026, totaling $1,092 million, or $1.0765 per common unit. This distribution will be paid on May 15, 2026, to common unitholders of record on May 8, 2026. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total cash distributions is as follows for the three months ended March 31, 2026 and March 31, 2025. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Distribution declared:
Limited partner units - public	$395	$357
Limited partner units - MPC	697	619
Total distribution declared	$1,092	$976

Quarterly cash distributions declared per limited partner common unit	$1.0765	$0.9565

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
Our capital expenditures are shown in the table below:

	Three Months Ended March 31,
(In millions)	2026	2025
Capital expenditures:
Growth capital expenditures	$608	$220
Growth capital reimbursements	(35)	(27)
Investments in unconsolidated affiliates(1)	237	119
Capitalized interest	(19)	(5)
Total growth capital expenditures(2)	791	307
Maintenance capital expenditures	57	48
Maintenance capital reimbursements	(4)	(13)
Capitalized interest	(1)	(1)
Total maintenance capital expenditures	52	34

Total growth and maintenance capital expenditures	843	341
Investments in unconsolidated affiliates(1)	(237)	(119)
Growth and maintenance capital reimbursements(3)	39	40
(Increase)/Decrease in capital accruals	(90)	(1)
Capitalized interest	20	6
Additions to property, plant and equipment	$575	$267
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows.
(2)    Total growth capital expenditures for the three months ended March 31, 2025 excludes acquisitions of $235 million, net of cash acquired.
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

	MPLX Ownership	Three Months Ended March 31,
(In millions, except ownership percentages)		2026	2025
MXP Parent, LLC(1)	10%	$5	$2
WPC Parent, LLC(2)	30%	105	—
All other		2	31
Total		$112	$33
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Rio Bravo Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership interest in Blackcomb and Traverse Pipeline Holdings, LLC.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At March 31, 2026, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $2.0 billion. See Note 16 to the accompanying unaudited consolidated financial statements for more information on MPLX’s guarantees of our joint venture entities’ obligations.
Cash Commitments
As of March 31, 2026, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the three months ended March 31, 2026, our debt obligations remained flat. There were no other material changes to our cash commitments outside the ordinary course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to guarantees that are described in Note 16 of the unaudited consolidated financial statements and indemnities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.
Transactions with Related Parties
As of March 31, 2026, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended March 31,
	2026	2025
Total revenues and other income	50%	47%
Total costs and expenses	26%	26%
For further discussion of agreements and activity with MPC and related parties see Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 5 to the unaudited consolidated financial statements.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. There have been no material changes to our environmental matters and compliance costs since our Annual Report on Form 10-K for the year ended December 31, 2025.
Tax Matters
Our U.S. federal income tax returns for the years 2019 through 2022 are currently under examination by the Internal Revenue Service.
Critical Accounting Estimates
As of March 31, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below.
Derivatives
We record all derivative instruments at fair value. Our derivatives primarily consist of an embedded derivative and related party derivative activity with MPC. Fair value estimation for all our derivative instruments is discussed in Item 1. Financial Statements – Note 10 and Note 11. Additional information about derivatives and their valuation may be found in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of March 31, 2026, we did not have any open financial derivative instruments to hedge the economic risk related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three months ended March 31, 2026 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2025.
Outstanding Derivative Contracts
See Notes 10 and 11 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivative instruments, as well as the amounts recorded in our Consolidated Balance Sheets and Statements of Income. We do not designate any of our derivative instruments as hedges for accounting purposes.
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

(In millions)	Fair Value as of March 31, 2026(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Three Months Ended March 31, 2026(3)
Outstanding debt
Fixed-rate	$24,606	$2,080	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2026.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the three months ended March 31, 2026.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of March 31, 2026.
At March 31, 2026, our portfolio of third‑party debt consisted of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See “Tesoro High Plains Pipeline” and “Dakota Access Pipeline” of Note 16 in Item 1. Financial Statements for additional information regarding Legal Proceedings and other regulatory matters.
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
There have been no material changes to the environmental matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2026, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
1/1/2026-1/31/2026	364,774	$54.77	364,774	$1,100
2/1/2026-2/28/2026	214,578	57.10	214,578	1,088
3/1/2026-3/31/2026	303,547	58.54	303,547	1,070
Total	882,899	56.63	882,899
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
Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
10.1	Marathon Petroleum Termination Allowance Plan	10-K	10.57	2/26/2026	001-35714
10.2	Form of 2026 MPLX Phantom Unit Award Agreement					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: May 5, 2026	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)