Form 10-Q
period 2026-06-30
MPLX LP
filed 2026-08-04
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

MPLX LP had 1,013,858,251 common units outstanding as of July 30, 2026.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Revenues and other income:
Service revenue	$703	$696	$1,414	$1,403
Service revenue - related parties	1,144	1,093	2,234	2,159
Service revenue - product related	85	70	89	169
Rental income	67	64	132	128
Rental income - related parties	275	216	517	427
Product sales	558	472	1,034	985
Product sales - related parties	125	25	193	100
Sales-type lease revenue	40	36	88	73
Sales-type lease revenue - related parties	85	116	187	231
Income from equity method investments	180	170	362	356
Other income	6	5	13	15
Other income - related parties	44	40	87	81
Total revenues and other income	3,312	3,003	6,350	6,127
Costs and expenses:
Cost of revenues (excludes items below)	405	369	807	758
Purchased product costs	587	432	1,085	891
Rental cost of sales	20	20	38	39
Rental cost of sales - related parties	3	4	7	8
Purchases - related parties	412	422	806	838
Depreciation and amortization	365	324	723	650
General and administrative expenses	108	107	222	219
Other taxes	34	32	70	65
Total costs and expenses	1,934	1,710	3,758	3,468
Income from operations	1,378	1,293	2,592	2,659
Net interest and other financial costs	289	234	580	463
Income before income taxes	1,089	1,059	2,012	2,196
Provision for income taxes	2	1	3	2
Net income	1,087	1,058	2,009	2,194
Less: Net income attributable to noncontrolling interests	10	10	20	20
Net income attributable to MPLX LP	$1,077	$1,048	$1,989	$2,174

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.06	$1.03	$1.96	$2.13
Common - diluted	$1.06	$1.03	$1.96	$2.13
Weighted average limited partner units outstanding:
Common - basic	1,015	1,020	1,015	1,020
Common - diluted	1,015	1,021	1,015	1,020
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$1,087	$1,058	$2,009	$2,194
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	8
Comprehensive income	1,087	1,058	2,009	2,202
Less comprehensive income attributable to:
Noncontrolling interests	10	10	20	20
Comprehensive income attributable to MPLX LP	$1,077	$1,048	$1,989	$2,182
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,031	$2,137
Receivables, less allowance for expected credit loss	672	735
Current assets - related parties	932	899
Inventories	200	172
Other current assets	41	51
Total current assets	2,876	3,994
Equity method investments	5,149	4,798
Property, plant and equipment, net	22,645	21,698
Intangibles, net	1,320	1,397
Goodwill	8,736	8,755
Right of use assets, net	261	276
Noncurrent assets - related parties	792	962
Other noncurrent assets	1,190	1,125
Total assets	42,969	43,005

Liabilities
Accounts payable	155	108
Accrued liabilities	301	254
Current liabilities - related parties	410	399
Accrued property, plant and equipment	525	438
Long-term debt due within one year	1,251	1,502
Accrued interest payable	366	354
Operating lease liabilities	53	53
Other current liabilities	163	141
Total current liabilities	3,224	3,249
Long-term deferred revenue	110	119
Long-term liabilities - related parties	399	364
Long-term debt	24,389	24,151
Deferred income taxes	25	25
Long-term operating lease liabilities	202	217
Other long-term liabilities	368	352
Total liabilities	28,717	28,477
Commitments and contingencies (see Note 17)

Equity
Common unitholders - public (367 million and 368 million units outstanding)	9,281	9,451
Common unitholders - MPC (647 million and 647 million units outstanding)	4,741	4,845
Accumulated other comprehensive income	5	5
Total MPLX LP partners’ capital	14,027	14,301
Noncontrolling interests	225	227
Total equity	14,252	14,528
Total liabilities and equity	$42,969	$43,005
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating activities:
Net income	$2,009	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	15	16
Depreciation and amortization	723	650
Deferred income taxes	—	(1)
Loss on disposal of assets	2	—
Income from equity method investments	(362)	(356)
Distributions from unconsolidated affiliates	453	395
Changes in derivative assets and liabilities	20	(3)
Changes in:
Current receivables	93	32
Inventories	(28)	(12)
Current liabilities and other current assets	125	(5)
Assets and liabilities - related parties	2	100
Right of use assets and operating lease liabilities	1	1
Deferred revenue	(3)	(33)
All other, net	(1)	4
Net cash provided by operating activities	3,049	2,982
Investing activities:
Additions to property, plant and equipment	(1,400)	(568)
Acquisitions, net of cash acquired	14	(237)
Disposal of assets	4	1
Investments - acquisitions and contributions	(441)	(467)
Investments - redemptions, repayments, return of capital and sales proceeds	—	60
All other, net	4	8
Net cash used in investing activities	(1,819)	(1,203)
Financing activities:
Long-term debt borrowings	1,489	1,978
Long-term debt repayments	(1,505)	(1,702)
Debt issuance costs	(20)	(20)
Unit repurchases	(100)	(200)
Distributions to noncontrolling interests	(22)	(22)
Distributions to Series A preferred unitholders	—	(6)
Distributions to LP unitholders	(2,185)	(1,948)
Contributions from MPC	9	14
All other, net	(2)	(6)
Net cash used in financing activities	(2,336)	(1,912)
Net change in cash, cash equivalents and restricted cash	(1,106)	(133)
Cash, cash equivalents and restricted cash at beginning of period	2,137	1,519
Cash, cash equivalents and restricted cash at end of period	$1,031	$1,386
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Income	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2025	$9,451	$4,845	$5	$227	$14,528	$—
Net income	330	582	—	10	922	—
Unit repurchases	(50)	—	—	—	(50)	—
Distributions	(396)	(697)	—	(11)	(1,104)	—
Contributions	—	4	—	—	4	—
Other	(3)	—	—	—	(3)	—
Balance at March 31, 2026	$9,332	$4,734	$5	$226	$14,297	$—
Net income	390	687	—	10	1,087	—
Unit repurchases	(50)	—	—	—	(50)	—
Distributions	(395)	(697)	—	(11)	(1,103)	—
Contributions	—	18	—	—	18	—
Other	4	(1)	—	—	3	—
Balance at June 30, 2026	$9,281	$4,741	$5	$225	$14,252	$—

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2024	$9,322	$4,257	$(3)	$231	$13,807	$203
Net income	410	716	—	10	1,136	—
Unit repurchases	(100)	—	—	—	(100)	—
Conversion of Series A preferred units	197	—	—	—	197	(197)
Distributions	(353)	(619)	—	(11)	(983)	(6)
Contributions	—	7	—	—	7	—
Other	(4)	—	8	—	4	—
Balance at March 31, 2025	$9,472	$4,361	$5	$230	$14,068	$—
Net income	384	664	—	10	1,058	—
Unit repurchases	(100)	—	—	—	(100)	—
Distributions	(357)	(619)	—	(11)	(987)	—
Contributions	—	7	—	—	7	—
Other	3	—	—	—	3	—
Balance at June 30, 2025	$9,402	$4,413	$5	$229	$14,049	$—
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

The Northwind Midstream Acquisition was accounted for as a business combination requiring all Northwind Midstream assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible assets acquired are related to various commercial contracts with a weighted average amortization period of 15 years. The following table reflects our allocation of the $2.4 billion purchase price to the Northwind Midstream assets and liabilities, as well as measurement period adjustments since the acquisition date:

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
The purchase price allocation, inclusive of measurement period adjustments through June 30, 2026, resulted in the recognition of $360 million in goodwill by our Natural Gas and NGL Services segment, all of which is deductible for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream's asset base, which is complementary and adjacent to MPLX's existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system. The results for the acquired business are reported within our Natural Gas and NGL Services segment.
Pro forma financial information assuming the Northwind Midstream Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Divestiture of Rockies Operations
On November 12, 2025, MPLX completed the sale of its Rockies gathering and processing operations (the “Rockies”) to a subsidiary of Harvest Midstream for $980 million in cash. The sale of these non-core gathering and processing assets did not represent a strategic shift that has or will have a material effect on our operations or financial results. Prior to the sale, the Rockies operations were reported within the Natural Gas and NGL Services segment.
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
Upon completion of the BANGL Acquisition, our existing equity investment was remeasured to fair value. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, we now own 100 percent of BANGL and its results are reflected in our Natural Gas and NGL Services segment within our consolidated financial results.

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

4. Equity Method Investments
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		June 30,	June 30,	December 31,
(In millions, except ownership percentages)	VIE	2026	2026	2025
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$220	$208
LOOP LLC		41%	304	313
MarEn Bakken Company LLC(1)		25%	492	502
Other(2)	X	17 - 67%	558	558
Total Crude Oil and Products Logistics			1,574	1,581
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	396	407
MarkWest Utica EMG, L.L.C.	X	62%	957	890
Ohio Gathering Company L.L.C.(3)	X	31%	425	444
Sherwood Midstream LLC	X	50%	468	475
MXP Parent, LLC		10%	242	198
Texas City Logistics LLC	X	50%	316	163
WPC Parent, LLC		30%	272	273
Other(2)	X	10 - 51%	499	367
Total Natural Gas and NGL Services			3,575	3,217
Total			$5,149	$4,798
(1)    The investment in MarEn Bakken Company LLC includes our 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”).
(2)    Included within Other are certain equity method investments that have been deemed to be VIEs.
(3)    MPLX also holds a 43 percent indirect interest in Ohio Gathering Company L.L.C. through our ownership interest in MarkWest Utica EMG, L.L.C.
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the six months ended June 30, 2026 and June 30, 2025. See Note 17 for information on our guarantees related to equity method investees.
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
During the second quarter of 2026, a refining logistics agreement between MPLX and MPC was renewed which required reassessment of the agreement under ASC 842. As a result of the reassessment, the lease was reclassified from sales-type to operating lease (see Note 16).

Related Party Loan
MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and any borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR plus 1.25 percent or such lower rate as would be applicable to such loans under MPLX’s bank revolving credit facility as discussed in Note 12.
There was no activity on the MPC Loan Agreement for the six months ended June 30, 2026 and June 30, 2025.
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and six months ended June 30, 2026, these sales totaled $360 million and $557 million, respectively. For the three and six months ended June 30, 2025, these sales totaled $140 million and $325 million, respectively.
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
For the three and six months ended June 30, 2026, General and administrative expenses incurred from MPC totaled $82 million and $170 million, respectively. For the three and six months ended June 30, 2025, General and administrative expenses incurred from MPC totaled $81 million and $156 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and six months ended June 30, 2026, these charges totaled $64 million and $117 million, respectively. For the three and six months ended June 30, 2025, these charges totaled $46 million and $95 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue.

(In millions)	June 30, 2026	December 31, 2025
Current assets - related parties
Receivables	$715	$624
Lease receivables	206	269
Prepaid	11	5
Other	—	1
Total	932	899
Noncurrent assets - related parties
Long-term lease receivables	291	421
Right of use assets	238	239
Unguaranteed residual assets	220	263
Long-term receivables	43	39
Total	792	962
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	293	290
Derivative liabilities	14	—
Deferred revenue	101	107
Operating lease liabilities	2	2
Total	410	399
Long-term liabilities - related parties
Long-term operating lease liabilities	236	237
Long-term deferred revenue	163	127
Total	$399	$364
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of June 30, 2026 or December 31, 2025.
6. Equity
The changes in the number of common units during the six months ended June 30, 2026 are summarized below:

(In units)	Common Units
Balance at December 31, 2025	1,015,702,040
Unit-based compensation awards	113,750
Units redeemed in unit repurchase program	(1,775,561)
Balance at June 30, 2026	1,014,040,229
Unit Repurchase Program
As of June 30, 2026, we had $1.0 billion remaining under the unit repurchase authorizations. Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	2	4
Cash paid for common units repurchased(1)	$50	$100	$100	$200
Average cost per unit(1)	$56.01	$50.31	$56.32	$51.38
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

Cash Distributions
On July 28, 2026, MPLX declared a cash distribution for the second quarter of 2026, totaling $1,092 million, or $1.0765 per common unit. This distribution will be paid on August 14, 2026 to common unitholders of record on August 7, 2026. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total quarterly cash distributions is as follows for the three and six months ended June 30, 2026 and June 30, 2025. Distributions are not accrued until declared. MPLX’s distributions are declared for the prior quarter subsequent to the quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Distribution declared:
Limited partner units - public	$395	$356	$790	$713
Limited partner units - MPC	697	619	1,394	1,238
Total distribution declared	$1,092	$975	$2,184	$1,951

Quarterly cash distributions declared per limited partner common unit	$1.0765	$0.9565	$2.1530	$1.9130
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three and six months ended June 30, 2026 and June 30, 2025, MPLX had participating securities consisting of common units, certain equity-based compensation awards and dilutive potential common units related to certain equity-based compensation awards, and also for the six months ended June 30, 2025, Series A preferred units. Potential common units that were anti-dilutive, and therefore omitted from the diluted earnings per unit calculation for the three and six months ended June 30, 2026 and June 30, 2025, were less than one million.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Net income attributable to MPLX LP(1):	$1,077	$1,048	$1,989	$2,174
Less: Distributed and undistributed earnings allocated to other participating securities	—	—	1	1
Net Income available to common unitholders	$1,077	$1,048	$1,988	$2,173
Weighted average units outstanding:
Basic	1,015	1,020	1,015	1,020
Diluted	1,015	1,021	1,015	1,020
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.06	$1.03	$1.96	$2.13
Diluted	$1.06	$1.03	$1.96	$2.13
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
The tables below present information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Crude Oil and Products Logistics
Service revenue	$1,232	$1,202	$2,407	$2,364
Rental income	282	224	531	443
Product related revenue	7	4	11	8
Sales-type lease revenue	85	116	187	231
Income from equity method investments	52	59	114	115
Other income	30	30	58	66
Total segment revenues and other income(1)	1,688	1,635	3,308	3,227
Operating expenses	564	532	1,104	1,060
Other segment items(2)	(37)	(35)	(68)	(68)
Segment Adjusted EBITDA(3)	1,161	1,138	2,272	2,235
Capital expenditures	131	129	235	244
Natural Gas and NGL Services
Service revenue	615	587	1,241	1,198
Rental income	60	56	118	112
Product related revenue	761	563	1,305	1,246
Sales-type lease revenue	40	36	88	73
Income from equity method investments	128	111	248	241
Other income	20	15	42	30
Total segment revenues and other income(1)	1,624	1,368	3,042	2,900
Purchased product costs	587	432	1,085	891
Operating expenses	418	422	846	867
Other segment items(2)	5	(38)	(121)	(70)
Segment Adjusted EBITDA(3)	614	552	1,232	1,212
Capital expenditures	688	212	1,249	365
Investments in unconsolidated affiliates(4)	$202	$203	$439	$322
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $157 million and $319 million for the three and six months ended June 30, 2026, respectively, and $187 million and $364 million for the three and six months ended June 30, 2025, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $1,482 million and $2,813 million for the three and six months ended June 30, 2026, respectively, and $1,326 million and $2,765 million for the three and six months ended June 30, 2025, respectively.
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
(4)    Investments in unconsolidated affiliates in the Natural Gas and NGL Services segment for the three and six months ended June 30, 2026 and June 30, 2025 includes cash contributions to several joint ventures to fund current growth capital projects.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$1,161	$1,138	$2,272	$2,235
Natural Gas and NGL Services Segment Adjusted EBITDA	614	552	1,232	1,212
Total reportable segments	1,775	1,690	3,504	3,447
Depreciation and amortization(1)	(365)	(324)	(723)	(650)
Net interest and other financial costs	(289)	(234)	(580)	(463)
Income from equity method investments	180	170	362	356
Distributions/adjustments related to equity method investments	(234)	(229)	(485)	(456)
Adjusted EBITDA attributable to noncontrolling interests	11	11	22	22
Other(2)	9	(26)	(91)	(62)
Net income	$1,087	$1,058	$2,009	$2,194
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $146 million and $289 million for the three and six months ended June 30, 2026, respectively, and $135 million and $268 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $219 million and $434 million for the three and six months ended June 30, 2026, respectively, and $189 million and $382 million for the three and six months ended June 30, 2025, respectively.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	June 30, 2026			December 31, 2025
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Crude Oil and Products Logistics	$14,222	$5,319	$8,903	$13,809	$5,058	$8,751
Natural Gas and NGL Services	19,093	5,351	13,742	17,950	5,003	12,947
Total	$33,315	$10,670	$22,645	$31,759	$10,061	$21,698
Depreciation expense was $320 million and $635 million for the three and six months ended June 30, 2026, respectively, and $293 million and $588 million for the three and six months ended June 30, 2025, respectively.

10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by fair value hierarchy level.

	June 30, 2026			December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Embedded derivatives in commodity contracts
Other current liabilities	$—	$—	$9	$—	$—	$6
Other long-term liabilities	—	—	38	—	—	35
Total embedded derivatives in commodity contracts	—	—	47	—	—	41
Contingent consideration / Other long-term liabilities	—	—	235	—	—	236
Commodity contracts - related party	—	14	—	—	—	—
Total carrying value in Consolidated Balance Sheets	$—	$14	$282	$—	$—	$277
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
The fair value calculation for the embedded derivative liability for the natural gas purchase commitment used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.63 to $1.55 per gallon with a weighted average of $0.79 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$(293)	$(62)	$(277)	$(58)
Unrealized and realized gain/(loss) included in Net Income(1)	7	4	(10)	(3)
Settlements	4	3	5	6
Ending balance	$(282)	$(55)	$(282)	$(55)

The amount of total gain/(loss) for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$9	$4	$(9)	$(2)
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
The fair value of MPLX’s debt is estimated based on average bid prices obtained from broker quotes and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	June 30, 2026		December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$24,673	$25,816	$24,887	$25,821
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
The following table presents the fair value of derivative instruments as of June 30, 2026 and December 31, 2025, and the line items in the Consolidated Balance Sheets in which the fair values are reflected. As of June 30, 2026 and December 31, 2025, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

(In millions)	June 30, 2026	December 31, 2025
Commodity derivatives
Current liabilities - related parties	$14	$—
Other current liabilities(1)	9	6
Other long-term liabilities(1)	38	35
(1)    Includes embedded derivatives.
The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Product sales
Realized loss	$(3)	$—	$(4)	$—
Unrealized gain/(loss)	5	—	(2)	—
Product sales gain/(loss)	2	—	(6)	—
Service revenue - product related
Realized loss	(17)	—	(21)	—
Unrealized gain/(loss)	32	—	(12)	—
Service revenue - product related gain/(loss)	15	—	(33)	—
Purchased product costs
Realized loss	(3)	(3)	(5)	(6)
Unrealized gain/(loss)	7	7	(6)	3
Purchased product costs gain/(loss)	4	4	(11)	(3)
Total derivative gain/(loss) included in Net income	$21	$4	$(50)	$(3)

12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	June 30, 2026	December 31, 2025
MPLX LP:
Fixed rate senior notes	$25,969	$25,969
Consolidated subsidiaries:
ANDX	31	31
Finance lease obligations	5	6
Total	26,005	26,006
Unamortized debt issuance costs	(181)	(174)
Unamortized discount	(184)	(179)
Amounts due within one year	(1,251)	(1,502)
Total long-term debt due after one year	$24,389	$24,151
Credit Agreement
On April 7, 2026, MPLX entered into a new revolving credit facility (the “MPLX Credit Agreement”) to replace the previously existing credit facility, which was scheduled to expire July 2027. The MPLX Credit Agreement is for a five-year term which will expire April 2031. MPLX’s total capacity under the MPLX Credit Agreement increased from $2.0 billion to $2.5 billion and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin within ranges defined in the MPLX Credit Agreement, depending on MPLX’s credit ratings.
At June 30, 2026, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of approximately $2.5 billion or approximately 100 percent of the borrowing capacity.
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
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest expense	$322	$247	$636	$488
Other financial costs	4	11	20	23
Interest income	(11)	(16)	(30)	(34)
Capitalized interest	(26)	(8)	(46)	(14)
Net interest and other financial costs	$289	$234	$580	$463

14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$94	$609	$703
Service revenue - related parties	1,138	6	1,144
Service revenue - product related	—	85	85
Product sales	2	556	558
Product sales - related parties	5	120	125
Total revenues from contracts with customers	$1,239	$1,376	2,615
Non-ASC 606 revenue and other income(1)			697
Total revenues and other income			$3,312

	Three Months Ended June 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$114	$582	$696
Service revenue - related parties	1,088	5	1,093
Service revenue - product related	—	70	70
Product sales	1	471	472
Product sales - related parties	3	22	25
Total revenues from contracts with customers	$1,206	$1,150	2,356
Non-ASC 606 revenue and other income(1)			647
Total revenues and other income			$3,003

	Six Months Ended June 30, 2026
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$185	$1,229	$1,414
Service revenue - related parties	2,222	12	2,234
Service revenue - product related	—	89	89
Product sales	3	1,031	1,034
Product sales - related parties	8	185	193
Total revenues from contracts with customers	$2,418	$2,546	4,964
Non-ASC 606 revenue and other income(1)			1,386
Total revenues and other income			$6,350

	Six Months Ended June 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$217	$1,186	$1,403
Service revenue - related parties	2,147	12	2,159
Service revenue - product related	—	169	169
Product sales	2	983	985
Product sales - related parties	6	94	100
Total revenues from contracts with customers	$2,372	$2,444	4,816
Non-ASC 606 revenue and other income(1)			1,311
Total revenues and other income			$6,127
(1)    Non-ASC 606 Revenue and other income includes rental income, sales-type lease revenue, income from equity method investments, and other income.
Contract Balances
The tables below reflect the changes in ASC 606 contract balances for the six months ended June 30, 2026 and June 30, 2025:

(In millions)	Balance at December 31, 2025	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2026
Contract assets	$15	$(14)	$—	$1
Long-term contract assets	4	—	—	4
Deferred revenue	13	18	(12)	19
Deferred revenue - related parties	66	41	(39)	68
Long-term deferred revenue	117	(9)	—	108
Long-term deferred revenue - related parties	45	2	—	47

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(1)	Balance at June 30, 2025
Contract assets	$2	$5	$—	$7
Deferred revenue	84	14	(38)	60
Deferred revenue - related parties	71	42	(42)	71
Long-term deferred revenue	315	(9)	—	306
Long-term deferred revenue - related parties	44	(4)	—	40
(1)    No significant revenue was recognized related to past performance obligations in the period presented.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2026	$1.0
2027	1.9
2028	0.7
2029	0.3
2030	0.3
2031 and thereafter	0.9
Total estimated revenue on remaining performance obligations	$5.1
As of June 30, 2026, unsatisfied performance obligations included in the Consolidated Balance Sheets are $242 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 19 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.
15. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$576	$451
Income taxes paid	3	3
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	33	32
Net cash provided by financing activities included:
Principal payments under finance lease obligations	5	1
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to lease receivable	109	86
Contribution of assets(1)	—	115
ROU assets obtained in exchange for new operating lease obligations	9	20
ROU assets obtained in exchange for new finance lease obligations	4	3
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2026	2025
Additions to property, plant and equipment	$1,400	$568
Increase in capital accruals	84	41
Total capital expenditures	$1,484	$609

16. Leases

During the second quarter of 2026, a refining logistics agreement between MPLX and MPC was renewed which required reassessment of the agreement under ASC 842. As a result of the reassessment, the lease was reclassified from sales-type to operating. Accordingly, property, plant and equipment, net in the amount of $216 million was recognized by MPLX along with a reduction of lease receivable of $102 million and a reduction of unguaranteed residual asset of $100 million. There have been no other significant changes in our operating and sales-type lease obligations since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a schedule of minimum future rental payments to be received on the non-cancellable operating leases as of June 30, 2026:

(In millions)	Related Party	Third Party	Total
2026	$492	$52	$544
2027	924	84	1,008
2028	618	74	692
2029	460	73	533
2030	461	58	519
2031 and thereafter	688	184	872
Total minimum future rentals	$3,643	$525	$4,168
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
Accrued liabilities for remediation totaled $17 million and $21 million at June 30, 2026 and December 31, 2025, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
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
Guarantees
Dakota Access Pipeline
We hold a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the United States Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued the final EIS in late 2025 and recommended the continued operation of the pipeline. The Army Corps issued a Record of Decision in May of 2026. New litigation may be filed now that the final EIS has been issued.

We have entered into a Contingent Equity Contribution Agreement whereby we, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring, such as vacatur of the easement resulting in a shutdown of the pipeline, to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations.
If the vacatur of the easement results in a temporary shutdown of the pipeline, we would have to contribute our 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. We also expect to contribute our 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, we would have to contribute our 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2026, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
WPC Parent, LLC
Our maximum exposure to loss for WPC Parent, LLC includes a $109 million commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, we and our affiliates provide guarantees of our subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require us to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2026, we do not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

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
Significant Financial and Other Highlights
Significant financial highlights for the three months ended June 30, 2026 and June 30, 2025 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.

Other Highlights
•Executing Natural Gas and NGL value chain growth strategy; Harmon Creek III processing plant beginning operations in August; progressing expansion of Permian sour gas treating capacity
•Second-quarter net income attributable to MPLX of $1.1 billion and net cash provided by operating activities of $1.7 billion
•Adjusted EBITDA attributable to MPLX of $1.8 billion and distributable cash flow of $1.5 billion, enabling the return of $1.1 billion of capital
Business and Economic Environment Update
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Revenues and other income:
Service revenue	$1,847	$1,789	$58	$3,648	$3,562	$86
Rental income	342	280	62	649	555	94
Product related revenue	768	567	201	1,316	1,254	62
Sales-type lease revenue	125	152	(27)	275	304	(29)
Income from equity method investments	180	170	10	362	356	6
Other income	50	45	5	100	96	4
Total revenues and other income	3,312	3,003	309	6,350	6,127	223
Costs and expenses:
Cost of revenues (excludes items below)	405	369	36	807	758	49
Purchased product costs	587	432	155	1,085	891	194
Rental cost of sales	23	24	(1)	45	47	(2)
Purchases - related parties	412	422	(10)	806	838	(32)
Depreciation and amortization	365	324	41	723	650	73
General and administrative expenses	108	107	1	222	219	3
Other taxes	34	32	2	70	65	5
Total costs and expenses	1,934	1,710	224	3,758	3,468	290
Income from operations	1,378	1,293	85	2,592	2,659	(67)
Net interest and other financial costs	289	234	55	580	463	117
Income before income taxes	1,089	1,059	30	2,012	2,196	(184)
Provision for income taxes	2	1	1	3	2	1
Net income	1,087	1,058	29	2,009	2,194	(185)
Less: Net income attributable to noncontrolling interests	10	10	—	20	20	—
Net income attributable to MPLX LP	$1,077	$1,048	$29	$1,989	$2,174	$(185)

Adjusted EBITDA attributable to MPLX LP(1)	$1,775	$1,690	$85	$3,504	$3,447	$57
DCF attributable to MPLX(1)	$1,450	$1,420	$30	$2,858	$2,906	$(48)
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net income:
Net income	$1,087	$1,058	$2,009	$2,194
Provision for income taxes	2	1	3	2
Net interest and other financial costs	289	234	580	463
Income from operations	1,378	1,293	2,592	2,659
Depreciation and amortization	365	324	723	650
Income from equity method investments	(180)	(170)	(362)	(356)
Distributions/adjustments related to equity method investments	234	229	485	456
Other(1)	(11)	25	88	60
Adjusted EBITDA	1,786	1,701	3,526	3,469
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(22)	(22)
Adjusted EBITDA attributable to MPLX LP	1,775	1,690	3,504	3,447
Deferred revenue impacts	27	(10)	26	(28)
Sales-type lease payments, net of income	8	14	21	27
Adjusted net interest and other financial costs(2)	(281)	(225)	(565)	(444)
Maintenance capital expenditures, net of reimbursements	(68)	(45)	(121)	(80)
Equity method investment maintenance capital expenditures paid out	(5)	(3)	(9)	(8)
Other	(6)	(1)	2	(8)
DCF attributable to MPLX LP	$1,450	$1,420	$2,858	$2,906
(1)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(2)    Represents Net interest and other financial costs excluding gain/(loss) on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net cash provided by operating activities:
Net cash provided by operating activities	$1,702	$1,736	$3,049	$2,982
Changes in working capital items	(261)	(313)	(190)	(83)
All other, net	12	(6)	1	(4)
Loss on extinguishment of debt	—	3	—	3
Adjusted net interest and other financial costs(1)	281	225	565	444
Other adjustments to equity method investment distributions	18	22	32	61
Other	34	34	69	66
Adjusted EBITDA	1,786	1,701	3,526	3,469
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(22)	(22)
Adjusted EBITDA attributable to MPLX LP	1,775	1,690	3,504	3,447
Deferred revenue impacts	27	(10)	26	(28)
Sales-type lease payments, net of income	8	14	21	27
Adjusted net interest and other financial costs(1)	(281)	(225)	(565)	(444)
Maintenance capital expenditures, net of reimbursements	(68)	(45)	(121)	(80)
Equity method investment maintenance capital expenditures paid out	(5)	(3)	(9)	(8)
Other	(6)	(1)	2	(8)
DCF attributable to MPLX LP	$1,450	$1,420	$2,858	$2,906
(1)    Represents Net interest and other financial costs excluding gains and/or (losses) on extinguishment of debt and amortization of deferred financing costs.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Net income attributable to MPLX increased $29 million in the second quarter of 2026 compared to the second quarter of 2025.
Total revenues and other income increased $309 million in the second quarter of 2026 compared to the second quarter of 2025 primarily due to:
•Increased Product related revenue of $201 million primarily due to higher NGL sales volumes in the Southwest of $124 million, NGL prices in the Southwest, Marcellus and Southern Appalachia of $101 million, and net derivative impacts of $17 million. These increases were partially offset by $44 million due to the Rockies divestiture.
•Increased Rental income of $62 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications, and annual fee escalations related to our refining logistics assets.
•Increased Service revenue of $58 million primarily due to $58 million of crude oil and products logistics rate and fee increases which includes increased butane blending fees, $34 million from recent acquisitions and increased throughput and fee rates in the Marcellus of $23 million, partially offset by $37 million due to the Rockies divestiture and decreased pipeline throughput of $23 million.
•Increased Income from equity method investments of $10 million primarily due to higher throughput and fee rates in certain processing and pipeline joint ventures in addition to derivative impacts. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Total costs and expenses increased by $224 million in the second quarter of 2026 compared to the same period of 2025 primarily due to:
•Increased Cost of revenues of $36 million primarily due to $24 million of incremental operating costs as a result of recent acquisitions and $11 million of higher net operating costs and repairs and maintenance costs, partially offset by $10 million due to the Rockies divestiture.
•Increased Purchased product costs of $155 million primarily due to higher NGL prices in the Southwest of $91 million and higher NGL volumes in the Southwest of $89 million, partially offset by $25 million due to the Rockies divestiture.
•Decreased Purchases - related parties of $10 million primarily due to lower transportation costs in the Southwest of $35 million and the Rockies divestiture of $9 million, partially offset by increased costs from MPC.
•Increased Depreciation and amortization of $41 million primarily due to incremental depreciation associated with recent acquisitions and other assets placed in service, partially offset by a decrease due to the Rockies divestiture.

Net interest and other financial costs increased $55 million primarily due to increased borrowings in 2025 to fund acquisitions.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Net income attributable to MPLX decreased $185 million in the first six months of 2026 compared to the same period of 2025.
Total revenues and other income increased $223 million in the first six months of 2026 compared to the same period of 2025 primarily due to:
•Increased Service revenue of $86 million primarily due to $98 million of crude oil and products logistics rate and fee increases which includes increased butane blending fees, $70 million from recent acquisitions, and increased throughput and fee rates in the Marcellus of $53 million, partially offset by $81 million due to the Rockies divestiture, decreased pipeline throughput of $52 million, and $7 million due to the absence of non-recurring benefit associated with a customer agreement in 2025.
•Increased Product related revenue of $62 million primarily due to higher NGL sales volumes in the Southwest of $266 million. These increases were partially offset by $123 million due to the Rockies divestiture, derivative impacts of $39 million, lower NGL prices in the Southwest, Marcellus and Southern Appalachia of $18 million and $27 million due to the absence of a non-recurring benefit associated with a customer agreement in 2025.
•Increased Rental income of $94 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications, and annual fee escalations related to our refining logistics assets.
•Increased Income from equity method investments of $6 million primarily driven by higher throughput and fee rates in certain processing and pipeline joint ventures in addition to derivative impacts, partially offset by a $25 million gain in the first half of 2025 related to the formation of a new joint venture, Texas City Logistics LLC. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Total costs and expenses increased by $290 million in the first six months of 2026 compared to the same period of 2025 primarily due to:
•Increased Cost of revenues of $49 million primarily due to higher incremental operating costs as a result of recent acquisitions of $49 million and higher net operating costs and repairs and maintenance costs of $47 million, partially offset by $60 million due to the Rockies divestiture.
•Increased Purchased product costs of $194 million primarily due to higher NGL volumes in the Southwest of $219 million and derivative impacts of $9 million, partially offset by $25 million due to the Rockies divestiture and $9 million in lower NGL Prices in the Southwest.
•Decreased Purchases - related parties of $32 million primarily due to lower transportation costs of $56 million and the Rockies divestiture of $33 million, partially offset by increased costs from MPC.
•Increased Depreciation and amortization of $73 million primarily due to incremental depreciation associated with recent acquisitions and other assets placed in service, partially offset by a decrease due to the Rockies divestiture.
Net interest and other financial costs increased $117 million primarily due to increased borrowings in 2025 to fund acquisitions.
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
The tables below present additional financial information about our reported segments for the three and six months ended June 30, 2026 and June 30, 2025.

Crude Oil and Products Logistics Segment
Second Quarter Crude Oil and Products Logistics Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Total segment revenues and other income	$1,688	$1,635	$53	$3,308	$3,227	$81
Segment Adjusted EBITDA	1,161	1,138	23	2,272	2,235	37
Capital expenditures	131	129	2	235	244	(9)
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Total segment revenues and other income increased $53 million in the second quarter of 2026 compared to the same period of 2025. This was primarily driven by $77 million from increased rates and fees across all business units, partially offset by $23 million in lower pipeline throughputs.
Segment Adjusted EBITDA increased $23 million in the second quarter of 2026 compared to the same period of 2025. The increase was primarily driven by $77 million from increased rates and fees across all business units, partially offset by $23 million in lower pipeline throughputs, increased operating costs of $18 million driven primarily by higher employee costs from MPC, as well as impacts from equity method investments period over period.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Total segment revenues and other income increased $81 million in the first six months of 2026 compared to the same period of 2025. This was primarily driven by $134 million from increased rates and fees across all business units, partially offset by $52 million in lower pipeline throughputs.
Segment Adjusted EBITDA increased $37 million in the first six months of 2026 compared to the same period of 2025. The increase was driven by $134 million of rate and fee increases across all business units, partially offset by $52 million in lower pipeline throughputs, increased operating costs of $30 million driven primarily by higher employee costs from MPC, as well as impacts from equity method investments period over period.

Crude Oil and Products Logistics Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Crude Oil and Products Logistics
Pipeline throughput (mbpd)
Crude oil pipelines	3,830	4,012	3,757	3,961
Product pipelines	2,046	2,091	2,032	2,056
Total pipelines	5,876	6,103	5,789	6,017

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.06	$1.06	$1.05	$1.05
Product pipelines	1.09	1.05	1.09	1.08
Total pipelines	$1.07	$1.06	$1.06	$1.06

Terminal throughput (mbpd)	3,259	3,183	3,118	3,139

Marine Assets (number in operation)
Barges	331	320	331	320
Towboats	30	29	30	29
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.

Natural Gas and NGL Services Segment
Second Quarter Natural Gas and NGL Services Segment Financial Highlights (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Total segment revenues and other income	$1,624	$1,368	$256	$3,042	$2,900	$142
Segment Adjusted EBITDA	614	552	62	1,232	1,212	20
Capital expenditures	688	212	476	1,249	365	884
Investments in unconsolidated affiliates	202	203	(1)	439	322	117
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Total segment revenues and other income increased $256 million in the second quarter of 2026 compared to the same period of 2025. Revenues in the second quarter of 2026 increased $124 million due to higher NGL sales volumes in the Southwest, $101 million due to higher NGL prices in the Southwest, Marcellus and Southern Appalachia, $39 million from increased throughput volumes and prices in the Marcellus and Southwest, contributions from recent acquisitions of $34 million, and $17 million due to derivative impacts. These increases were partially offset by $81 million due to the Rockies divestiture. Income from equity method investments increased $17 million, primarily due to higher throughput and fee rates in certain processing and pipeline joint ventures in addition to derivative impacts. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $62 million in the second quarter of 2026 compared to the same period of 2025. This increase is primarily due to contributions from recent acquisition of $42 million, higher volumes of $25 million primarily in the Marcellus, $22 million of impacts from equity method investments, and $23 million from rate escalations and product margin impacts. These increases were partially offset by $37 million due to the Rockies divestiture, $9 million due to lower NGL pricing inclusive of derivative impacts, and $8 million due to higher operating expenses.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Total segment revenues and other income increased $142 million in the first six months of 2026 compared to the same period of 2025 primarily due to $266 million of higher NGL sales volumes in the Southwest, $92 million of higher throughput volumes and rates in the Marcellus and Southwest, and contributions from recent acquisitions of $68 million. These increases were partially offset by $204 million due to the Rockies divestiture, $34 million due to the absence of a non-recurring benefit associated with a customer agreement, $18 million due to lower NGL pricing in the Southwest, Marcellus and Southern Appalachia, and $39 million due to derivative impacts.
Income from equity method investments increased $7 million in the first six months of 2026 compared to the same period of 2025 primarily due to higher throughput and fee rates in certain processing and pipeline joint ventures as well as derivative impacts, partially offset by a $25 million gain in the first six months of 2025 related to the formation of a new joint venture. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $20 million in the first six months of 2026 compared to the same period of 2025. This increase is primarily due to contributions from recent acquisitions of $77 million, impacts from equity method investments of $56 million, and higher volumes of $37 million, primarily in the Marcellus and Southwest, and $20 million from rate escalations and product margin impacts. These increases were partially offset by $79 million due to the Rockies divestiture, the absence of a $37 million non-recurring benefit associated with a customer agreement in 2025, $33 million due to lower NGL pricing inclusive of derivative impacts, and $19 million due to higher operating expenses.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia and Bakken Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,680	1,488	1,680	1,488
Utica Operations	—	—	3,027	2,566
Southwest Operations	1,990	1,734	1,990	1,734
Bakken Operations	162	162	162	162
Rockies Operations	—	541	—	612
Total gathering throughput	3,832	3,925	6,859	6,562
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,570	4,312	6,232	6,019
Utica Operations	—	—	964	940
Southwest Operations(3)	2,013	1,821	2,013	1,821
Southern Appalachia Operations	220	205	220	205
Bakken Operations	161	162	161	162
Rockies Operations	—	593	—	593
Total natural gas processed	6,964	7,093	9,590	9,740
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	584	545	584	545
Utica Operations(4)	—	—	72	60
Other(5)	24	29	24	29
Total C2 + NGLs fractionated(6)	608	574	680	634
NGL Pipeline Throughput (mbpd)
Marcellus Operations	487	444	487	444
Utica Operations	—	—	72	60
Southwest Operations	209	—	209	167
Other(5)	23	29	23	29
Total NGL pipeline throughput	719	473	791	700

	MPLX LP(1)		MPLX LP Operated(2)
	Six Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,629	1,494	1,629	1,494
Utica Operations	—	133	2,901	2,503
Southwest Operations	1,990	1,759	1,990	1,759
Bakken Operations	154	168	154	168
Rockies Operations	—	545	—	615
Total gathering throughput	3,773	4,099	6,674	6,539
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,511	4,318	6,196	5,997
Utica Operations	—	—	951	952
Southwest Operations(3)	1,993	1,850	1,993	1,850
Southern Appalachian Operations	205	196	205	196
Bakken Operations	153	168	153	168
Rockies Operations	—	597	—	597
Total natural gas processed	6,862	7,129	9,498	9,760
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	567	556	567	556
Utica Operations(4)	—	—	68	62
Other(5)	22	29	22	29
Total C2 + NGLs fractionated(6)	589	585	657	647
NGL Pipeline Throughput (mbpd)
Marcellus Operations	473	450	473	450
Utica Operations	—	—	68	62
Southwest Operations	202	—	202	166
Other(5)	23	30	23	30
Total NGL pipeline throughput	698	480	766	708
(1)    This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)    This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)    In addition to the amounts presented, sour gas treated volumes for both the three and six months ended June 30, 2026 were 152 MMcf/d.
(4)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represents each region’s utilization of the complex.
(5)    Other includes Southern Appalachia, Bakken and Rockies Operations.
(6)    Purity ethane makes up approximately 276 mbpd and 250 mbpd of MPLX LP consolidated total fractionated products for the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately 262 mbpd and 260 mbpd of total fractionated products for the six months ended June 30, 2026 and June 30, 2025, respectively. Purity ethane makes up approximately 303 mbpd and 268 mbpd of MPLX LP Operated total fractionated products for the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately 287 mbpd and 281 mbpd of total fractionated products for the six months ended June 30, 2026 and June 30, 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.94	$3.51	$3.21	$3.69
C2 + NGL Pricing ($ per gallon)(1)	$0.90	$0.80	$0.83	$0.87
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.

Supplemental Information on Equity Method Investments
The following table presents MPLX’s income from equity method investments for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Income from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$16	$15	$32	$27
LOOP LLC	(9)	3	(5)	3
MarEn Bakken Company LLC	22	20	39	42
Other	23	21	48	43
Total Crude Oil and Products Logistics	52	59	114	115
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	17	15	35	36
MarkWest Utica EMG, L.L.C.	33	30	62	59
Ohio Gathering Company L.L.C.	10	8	18	16
Sherwood Midstream LLC	27	29	56	56
WPC Parent, LLC	32	21	60	41
Other(1)	9	8	17	33
Total Natural Gas and NGL Services	128	111	248	241
Total	$180	$170	$362	$356
(1)    The six months ended June 30, 2025 includes a $25 million gain related to the formation of a new joint venture, Texas City Logistics LLC.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$15	$16	$20	$22
LOOP LLC	3	4	5	17
MarEn Bakken Company LLC	24	25	49	53
Other	29	32	69	57
Total Crude Oil and Products Logistics	71	77	143	149
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	22	14	51	31
MarkWest Utica EMG, L.L.C.	46	41	99	78
Ohio Gathering Company L.L.C.	18	15	37	29
Sherwood Midstream LLC	31	31	63	61
WPC Parent, LLC	28	29	60	61
Other	18	22	32	47
Total Natural Gas and NGL Services	163	152	342	307
Total	$234	$229	$485	$456

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

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $1,031 million at June 30, 2026 and $2,137 million at December 31, 2025. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$3,049	$2,982
Investing activities	(1,819)	(1,203)
Financing activities	(2,336)	(1,912)
Total	$(1,106)	$(133)
Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $67 million in the first six months of 2026 compared to the same period of 2025, primarily due to a $107 million higher working capital draw and $58 million higher cash distributions from equity method investments during the 2026 period, partially offset by favorable results from operations during the 2025 period.
Cash Flows Used in Investing Activities - Net cash used in investing activities increased $616 million in the first six months of 2026 compared to the same period of 2025, primarily due to higher capital spending, partially offset by the acquisition of Whiptail Midstream in the first quarter of 2025.
Cash Flows Used in Financing Activities - Net cash used in financing activities increased $424 million in the first six months of 2026 compared to the same period of 2025. The use of cash during the 2026 period was primarily driven by $2,285 million return of capital to unitholders as net debt borrowings were offset by net debt repayments. The use of cash during the 2025 period was primarily driven by $2,154 million return of capital to unitholders and the repayment of $1.70 billion aggregate principal amount of senior notes, partially offset by proceeds from the issuance of $2.0 billion aggregate principal amount of senior notes.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net cash provided by operating activities(1)	$1,702	$1,736	$3,049	$2,982
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(1,028)	(602)	(1,819)	(1,203)
Contributions from MPC	5	7	9	14
Distributions to noncontrolling interests	(11)	(11)	(22)	(22)
Adjusted FCF	668	1,130	1,217	1,771
Distributions paid to common and preferred unitholders	(1,092)	(976)	(2,185)	(1,954)
Adjusted FCF after distributions	$(424)	$154	$(968)	$(183)
(1)    The three months ended June 30, 2026 and June 30, 2025 include working capital draws of $261 million and $313 million, respectively. The six months ended June 30, 2026 and June 30, 2025 include working capital draws of $190 million and $83 million, respectively.
(2)    The three and six months ended June 30, 2025 includes $151 million for the acquisition of additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline. The six months ended June 30, 2025 includes acquisitions of $237 million.
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
Our intention is to maintain an investment-grade credit profile. As of June 30, 2026, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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
Our liquidity totaled $5.0 billion at June 30, 2026 consisting of:

	June 30, 2026
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,500	$—	$2,500
MPC Loan Agreement	1,500	—	1,500
Total	$4,000	$—	4,000
Cash and cash equivalents			1,031
Total liquidity			$5,031
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
On April 7, 2026, MPLX entered into a new revolving credit facility to replace the previously existing credit facility, which was scheduled to expire July 2027. The new MPLX revolving credit facility is for a five-year term which will expire April 2031. MPLX’s total capacity under the new revolving credit facility increased from $2.0 billion to $2.5 billion and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million.
The MPLX Credit Agreement contains certain representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider to be usual and customary for an agreement of this type. As of June 30, 2026, we were in compliance with such covenants.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	2	4
Cash paid for common units repurchased(1)	$50	$100	$100	$200
Average cost per unit(1)	$56.01	$50.31	$56.32	$51.38
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of June 30, 2026, we had $1.0 billion remaining under the unit repurchase authorizations.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On July 28, 2026, MPLX declared a cash distribution for the second quarter of 2026, totaling $1,092 million, or $1.0765 per common unit. This distribution will be paid on August 14, 2026, to common unitholders of record on August 7, 2026. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total cash distributions is as follows for the three and six months ended June 30, 2026 and June 30, 2025. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Distribution declared:
Limited partner units - public	$395	$356	$790	$713
Limited partner units - MPC	697	619	1,394	1,238
Total distribution declared	$1,092	$975	$2,184	$1,951

Quarterly cash distributions declared per limited partner common unit	$1.0765	$0.9565	$2.1530	$1.9130

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
MPLX’s capital outlook for 2026 is $3.2 billion, net of reimbursements, and excluding potential acquisitions, if any, is comprised of growth capital of $2.9 billion and maintenance capital of $300 million. Our growth capital plans are focused on expanding our Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of our capital plan targets the debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant. As a result, MPLX increased its 2026 growth capital spending outlook by $500 million to $2.9 billion, primarily reflecting the accelerated execution of the expansion of Gulf Coast fractionation and export facilities to meet global demand for U.S. energy.
Our capital expenditures are shown in the table below:

	Six Months Ended June 30,
(In millions)	2026	2025
Capital expenditures:
Growth capital expenditures	$1,354	$506
Growth capital reimbursements	(84)	(64)
Investments in unconsolidated affiliates(1)	439	322
Return of capital(2)	—	(39)
Capitalized interest	(44)	(12)
Total growth capital expenditures(3)	1,665	713
Maintenance capital expenditures	130	103
Maintenance capital reimbursements	(9)	(23)
Capitalized interest	(2)	(2)
Total maintenance capital expenditures	119	78

Total growth and maintenance capital expenditures	1,784	791
Investments in unconsolidated affiliates(1)	(439)	(322)
Return of capital(2)	—	39
Growth and maintenance capital reimbursements(4)	93	87
(Increase)/Decrease in capital accruals	(84)	(41)
Capitalized interest	46	14
Additions to property, plant and equipment	$1,400	$568
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
(3)    Total growth capital expenditures for the six months ended June 30, 2025 excludes acquisitions of $235 million, net of cash acquired.
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

	MPLX Ownership	Six Months Ended June 30,
(In millions, except ownership percentages)		2026	2025
MXP Parent, LLC(1)	10%	$7	$7
WPC Parent, LLC(2)	30%	215	—
All other		2	64
Total		$224	$71
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Bay Runner Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership interest in Blackcomb and Traverse Pipeline Holdings, LLC.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At June 30, 2026, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $2.2 billion. See Note 17 to the accompanying unaudited consolidated financial statements for more information on MPLX’s guarantees of our joint venture entities’ obligations.
Cash Commitments
As of June 30, 2026, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the six months ended June 30, 2026, our debt obligations remained flat. There were no other material changes to our cash commitments outside the ordinary course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to guarantees that are described in Note 17 of the unaudited consolidated financial statements and indemnities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.
Transactions with Related Parties
As of June 30, 2026, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues and other income	50%	49%	50%	48%
Total costs and expenses	25%	27%	26%	26%
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
Critical Accounting Estimates
As of June 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of June 30, 2026, we did not have any open financial derivative instruments to hedge the economic risk related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three and six months ended June 30, 2026 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

(In millions)	Fair Value as of June 30, 2026(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Six Months Ended June 30, 2026(3)
Outstanding debt
Fixed-rate	$24,673	$2,063	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2026.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the six months ended June 30, 2026.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of June 30, 2026.
At June 30, 2026, our portfolio of third‑party debt consisted of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See “Tesoro High Plains Pipeline” and “Dakota Access Pipeline” of Note 17 in Item 1. Financial Statements for additional information regarding Legal Proceedings and other regulatory matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2026, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
4/1/2026-4/30/2026	208,380	$55.58	208,380	$1,058
5/1/2026-5/31/2026	256,146	55.79	256,146	1,044
6/1/2026-6/30/2026	428,136	56.36	428,136	1,020
Total	892,662	56.01	892,662
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
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
10.1
Revolving Credit Agreement, dated as of April 7, 2026, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd., MUFG Bank, Ltd., RBC Capital Markets, Sumitomo Mitsui Banking Corporation and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and The Toronto-Dominion Bank, New York Branch, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	4/13/2026	001-35714
10.2	Eleventh Amendment to the Third Amended and Restated Terminal Services Agreement, dated as of March 1, 2017, between MPLX Terminals LLC and Marathon Petroleum Company LP					X
10.3	Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 2019, by and between MPLX LP and MPC Investment LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: August 4, 2026	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)