Form 10-Q
period 2026-09-30
MPLX LP
filed 2026-11-03
CIK 1552000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-Q
 ____________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

MPLX LP had 1,013,027,039 common units outstanding as of October 29, 2026.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPLX LP,” “MPLX,” “the Partnership,” “us,” “our,” “we,” or like terms refer to MPLX LP and its consolidated subsidiaries. References to our sponsor and customer, “MPC,” refer collectively to Marathon Petroleum Corporation and its subsidiaries, other than the Partnership.

Glossary of Terms
The abbreviations, acronyms and industry terminology used in this report are defined as follows:

ANDX	Andeavor Logistics LLC (formerly known as Andeavor Logistics LP), a wholly-owned subsidiary of the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barrel	One stock tank barrel, or 42 United States gallons of liquid volume, used in reference to crude oil or other liquid hydrocarbons
DCF	Distributable Cash Flow (a non-GAAP financial measure)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization (a non-GAAP financial measure)
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MPLX LP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Revenues and other income:
Service revenue	$740	$750	$2,154	$2,153
Service revenue - related parties	1,185	1,094	3,419	3,253
Service revenue - product related	46	64	135	233
Rental income	66	68	198	196
Rental income - related parties	290	228	807	655
Product sales	669	525	1,703	1,510
Product sales - related parties	148	26	341	126
Sales-type lease revenue	51	37	139	110
Sales-type lease revenue - related parties	77	113	264	344
Income from equity method investments	282	186	644	542
Gain on equity method investments	—	484	—	484
Other income	4	4	17	19
Other income - related parties	47	40	134	121
Total revenues and other income	3,605	3,619	9,955	9,746
Costs and expenses:
Cost of revenues (excludes items below)	411	395	1,218	1,153
Purchased product costs	734	493	1,819	1,384
Rental cost of sales	18	22	56	61
Rental cost of sales - related parties	5	4	12	12
Purchases - related parties	418	396	1,224	1,234
Depreciation and amortization	378	346	1,101	996
General and administrative expenses	130	126	352	345
Other taxes	35	36	105	101
Total costs and expenses	2,129	1,818	5,887	5,286
Income from operations	1,476	1,801	4,068	4,460
Net interest and other financial costs	300	243	880	706
Income before income taxes	1,176	1,558	3,188	3,754
Provision for income taxes	2	3	5	5
Net income	1,174	1,555	3,183	3,749
Less: Net income attributable to noncontrolling interests	10	10	30	30
Net income attributable to MPLX LP	$1,164	$1,545	$3,153	$3,719

Per Unit Data (See Note 7)
Net income attributable to MPLX LP per limited partner unit:
Common - basic	$1.15	$1.52	$3.11	$3.65
Common - diluted	$1.15	$1.52	$3.11	$3.65
Weighted average limited partner units outstanding:
Common - basic	1,014	1,019	1,014	1,020
Common - diluted	1,014	1,019	1,015	1,020
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$1,174	$1,555	$3,183	$3,749
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	8
Comprehensive income	1,174	1,555	3,183	3,757
Less comprehensive income attributable to:
Noncontrolling interests	10	10	30	30
Comprehensive income attributable to MPLX LP	$1,164	$1,545	$3,153	$3,727
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,297	$2,137
Receivables, less allowance for expected credit loss	799	735
Current assets - related parties	1,056	899
Inventories	203	172
Other current assets	41	51
Total current assets	3,396	3,994
Equity method investments	5,446	4,798
Property, plant and equipment, net	23,082	21,698
Intangibles, net	1,276	1,397
Goodwill	8,736	8,755
Right of use assets, net	248	276
Noncurrent assets - related parties	770	962
Other noncurrent assets	1,230	1,125
Total assets	44,184	43,005

Liabilities
Accounts payable	200	108
Accrued liabilities	374	254
Current liabilities - related parties	474	399
Accrued property, plant and equipment	566	438
Long-term debt due within one year	2	1,502
Accrued interest payable	313	354
Operating lease liabilities	53	53
Other current liabilities	193	141
Total current liabilities	2,175	3,249
Long-term deferred revenue	107	119
Long-term liabilities - related parties	415	364
Long-term debt	26,606	24,151
Deferred income taxes	26	25
Long-term operating lease liabilities	192	217
Other long-term liabilities	372	352
Total liabilities	29,893	28,477
Commitments and contingencies (see Note 17)

Equity
Common unitholders - public (366 million and 368 million units outstanding)	9,259	9,451
Common unitholders - MPC (647 million and 647 million units outstanding)	4,803	4,845
Accumulated other comprehensive income	5	5
Total MPLX LP partners’ capital	14,067	14,301
Noncontrolling interests	224	227
Total equity	14,291	14,528
Total liabilities and equity	$44,184	$43,005
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities:
Net income	$3,183	$3,749
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	23	23
Depreciation and amortization	1,101	996
Deferred income taxes	—	1
Gain on equity method investments	—	(484)
(Gain)/loss on disposal of assets	2	(1)
Income from equity method investments	(644)	(542)
Distributions from unconsolidated affiliates	685	631
Changes in derivative assets and liabilities	38	(7)
Changes in:
Current receivables	(23)	44
Inventories	(32)	(19)
Current liabilities and other current assets	209	(38)
Assets and liabilities - related parties	(17)	105
Right of use assets and operating lease liabilities	4	3
Deferred revenue	(5)	(52)
All other, net	2	4
Net cash provided by operating activities	4,526	4,413
Investing activities:
Additions to property, plant and equipment	(2,195)	(1,094)
Acquisitions, net of cash acquired	14	(3,316)
Disposal of assets	12	1
Investments - acquisitions and contributions	(720)	(776)
Investments - redemptions, repayments, return of capital and sales proceeds	32	143
All other, net	4	108
Net cash used in investing activities	(2,853)	(4,934)
Financing activities:
Long-term debt borrowings	3,716	6,541
Long-term debt repayments	(2,756)	(2,464)
Related party debt borrowings	231	50
Related party debt repayments	(231)	(50)
Debt issuance costs	(36)	(62)
Unit repurchases	(150)	(300)
Distributions to noncontrolling interests	(33)	(33)
Distributions to Series A preferred unitholders	—	(6)
Distributions to LP unitholders	(3,277)	(2,923)
Contributions from MPC	24	20
All other, net	(1)	(6)
Net cash provided by (used in) financing activities	(2,513)	767
Net change in cash, cash equivalents and restricted cash	(840)	246
Cash, cash equivalents and restricted cash at beginning of period	2,137	1,519
Cash, cash equivalents and restricted cash at end of period	$1,297	$1,765
The accompanying notes are an integral part of these consolidated financial statements.

MPLX LP
Consolidated Statements of Equity and Series A Preferred Units (Unaudited)

	Partnership
(In millions)	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive Income	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2025	$9,451	$4,845	$5	$227	$14,528	$—
Net income	330	582	—	10	922	—
Unit repurchases	(50)	—	—	—	(50)	—
Distributions	(396)	(697)	—	(11)	(1,104)	—
Contributions	—	4	—	—	4	—
Other	(3)	—	—	—	(3)	—
Balance at March 31, 2026	$9,332	$4,734	$5	$226	$14,297	$—
Net income	390	687	—	10	1,087	—
Unit repurchases	(50)	—	—	—	(50)	—
Distributions	(395)	(697)	—	(11)	(1,103)	—
Contributions	—	18	—	—	18	—
Other	4	(1)	—	—	3	—
Balance at June 30, 2026	$9,281	$4,741	$5	$225	$14,252	$—
Net income	421	743	—	10	1,174	—
Unit repurchases	(50)	—	—	—	(50)	—
Distributions	(395)	(697)	—	(11)	(1,103)	—
Contributions	—	15	—	—	15	—
Other	2	1	—	—	3	—
Balance at September 30, 2026	$9,259	$4,803	$5	$224	$14,291	$—

	Partnership
	Common Unit-holders Public	Common Unit-holder MPC	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total	Series A Preferred Unit-holders
Balance at December 31, 2024	$9,322	$4,257	$(3)	$231	$13,807	$203
Net income	410	716	—	10	1,136	—
Unit repurchases	(100)	—	—	—	(100)	—
Conversion of Series A preferred units	197	—	—	—	197	(197)
Distributions	(353)	(619)	—	(11)	(983)	(6)
Contributions	—	7	—	—	7	—
Other	(4)	—	8	—	4	—
Balance at March 31, 2025	$9,472	$4,361	$5	$230	$14,068	$—
Net income	384	664	—	10	1,058	—
Unit repurchases	(100)	—	—	—	(100)	—
Distributions	(357)	(619)	—	(11)	(987)	—
Contributions	—	7	—	—	7	—
Other	3	—	—	—	3	—
Balance at June 30, 2025	$9,402	$4,413	$5	$229	$14,049	$—
Net income	563	982	—	10	1,555	—
Unit repurchases	(100)	—	—	—	(100)	—
Distributions	(355)	(620)	—	(11)	(986)	—
Contributions	—	2	—	—	2	—
Other	3	1	—	—	4	—
Balance at September 30, 2025	$9,513	$4,778	$5	$228	$14,524	$—
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
The purchase price allocation, inclusive of measurement period adjustments, resulted in the recognition of $360 million in goodwill by our Natural Gas and NGL Services segment, all of which is deductible for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream's asset base, which is complementary and adjacent to MPLX's existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system. The results for the acquired business are reported within our Natural Gas and NGL Services segment.
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
Upon completion of the BANGL Acquisition, our existing equity investment was remeasured to fair value resulting in the recognition of a $484 million gain, which is included in Gain on equity method investments within the accompanying Consolidated Statements of Income. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, we now own 100 percent of BANGL and its results are reflected in our Natural Gas and NGL Services segment within our consolidated financial results.

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

4. Equity Method Investments
The following table presents MPLX’s equity method investments at the dates indicated:

		Ownership as of	Carrying value at
		September 30,	September 30,	December 31,
(In millions, except ownership percentages)	VIE	2026	2026	2025
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.		35%	$214	$208
LOOP LLC		41%	309	313
MarEn Bakken Company LLC(1)		25%	486	502
Other(2)	X	17 - 67%	542	558
Total Crude Oil and Products Logistics			1,551	1,581
Natural Gas and NGL Services
Eiger Express Holdings, LLC	X	15%	199	34
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	393	407
MarkWest Utica EMG, L.L.C.	X	62%	992	890
MXP Parent, LLC		10%	269	198
Ohio Gathering Company L.L.C.(3)	X	31%	426	444
Sherwood Midstream LLC	X	50%	464	475
Texas City Logistics LLC	X	50%	409	163
WPC Parent, LLC		30%	320	273
Other(2)	X	10 - 51%	423	333
Total Natural Gas and NGL Services			3,895	3,217
Total			$5,446	$4,798
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
MPLX’s maximum exposure to loss as a result of its involvement with equity method investments generally includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. MPLX did not provide any financial support to equity method investments that it was not contractually obligated to provide during the nine months ended September 30, 2026 and September 30, 2025. See Note 17 for information on our guarantees related to equity method investees.
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

During the second quarter of 2026, a refining logistics agreement between MPLX and MPC was renewed, which required reassessment of the agreement under ASC 842. As a result of the reassessment, the lease was reclassified from sales-type to operating lease (see Note 16).
Related Party Loan
MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. The borrowing capacity of the MPC Loan Agreement is $1.5 billion aggregate principal amount of all loans outstanding at any one time. The MPC Loan Agreement is scheduled to expire, and any borrowings under the loan agreement are scheduled to mature and become due and payable, on July 31, 2029, provided that MPC may demand payment of all or any portion of the outstanding principal amount of the loan, together with all accrued and unpaid interest and other amounts (if any), at any time prior to maturity. Borrowings under the MPC Loan Agreement bear interest at one-month term SOFR plus 1.25 percent or such lower rate as would be applicable to such loans under MPLX’s bank revolving credit facility as discussed in Note 12. On October 30, 2026, MPLX and MPC amended and restated the MPC Loan Agreement to increase the borrowing capacity from $1.5 billion to $2.5 billion and to extend the term of the intercompany loan agreement from July 31, 2029, to October 30, 2031.
Activity on the MPC Loan Agreement for the nine months ended September 30, 2026 and September 30, 2025 is summarized below.

	Nine Months Ended September 30,
(In millions, except %)	2026	2025
Borrowings	$231	$50
Weighted average interest rate of borrowings	4.90%	5.68%
Repayments	$231	$50
Outstanding balance at end of period	$—	$—
Related Party Revenue and Other Income
Related party revenue consists primarily of revenue recognized from commercial agreements with MPC as well as fees charged under operating agreements with MPC and our equity affiliates as discussed above.
Certain product sales to MPC and other related parties net to zero within the consolidated financial statements as the transactions are recorded net due to the terms of the agreements under which such product was sold. For the three and nine months ended September 30, 2026, these sales totaled $436 million and $993 million, respectively. For the three and nine months ended September 30, 2025, these sales totaled $151 million and $476 million, respectively.
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
For the three and nine months ended September 30, 2026, General and administrative expenses incurred from MPC totaled $104 million and $274 million, respectively. For the three and nine months ended September 30, 2025, General and administrative expenses incurred from MPC totaled $80 million and $236 million, respectively.
Some charges incurred under the omnibus and employee service agreements are related to engineering services and are associated with assets under construction. These charges are added to Property, plant and equipment, net on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2026, these charges totaled $73 million and $190 million, respectively. For the three and nine months ended September 30, 2025, these charges totaled $64 million and $159 million, respectively.

Related Party Assets and Liabilities
Assets and liabilities with related parties appearing in the Consolidated Balance Sheets are detailed in the table below. This table identifies the various components of related party assets and liabilities, including those associated with leases and deferred revenue.

(In millions)	September 30, 2026	December 31, 2025
Current assets - related parties
Receivables	$814	$624
Lease receivables	228	269
Prepaid	13	5
Other	1	1
Total	1,056	899
Noncurrent assets - related parties
Long-term lease receivables	243	421
Right of use assets	238	239
Unguaranteed residual assets	243	263
Long-term receivables	46	39
Total	770	962
Current liabilities - related parties
MPC Loan Agreement and other payables(1)	346	290
Derivative liabilities	25	—
Deferred revenue	101	107
Operating lease liabilities	2	2
Total	474	399
Long-term liabilities - related parties
Long-term operating lease liabilities	235	237
Long-term deferred revenue	180	127
Total	$415	$364
(1)    There were no borrowings outstanding on the MPC Loan Agreement as of September 30, 2026 or December 31, 2025.
6. Equity
The changes in the number of common units during the nine months ended September 30, 2026 are summarized below:

(In units)	Common Units
Balance at December 31, 2025	1,015,702,040
Unit-based compensation awards	134,291
Units redeemed in unit repurchase program	(2,627,468)
Balance at September 30, 2026	1,013,208,863
Unit Repurchase Program
As of September 30, 2026, we had $970 million remaining under the unit repurchase authorization. Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	3	6
Cash paid for common units repurchased(1)	$50	$100	$150	$300
Average cost per unit(1)	$58.69	$50.86	$57.09	$51.20
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

Cash Distributions
On October 27, 2026, MPLX declared a cash distribution for the third quarter of 2026, totaling $1,226 million, or $1.2111 per common unit. This distribution will be paid on November 13, 2026 to common unitholders of record on November 6, 2026. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total quarterly cash distributions is as follows for the three and nine months ended September 30, 2026 and September 30, 2025. Distributions are not accrued until declared. MPLX’s distributions are declared subsequent to the quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Distribution declared:
Limited partner units - public	$442	$397	$1,232	$1,110
Limited partner units - MPC	784	698	2,178	1,936
Total distribution declared	$1,226	$1,095	$3,410	$3,046

Quarterly cash distributions declared per limited partner common unit	$1.2111	$1.0765	$3.3641	$2.9895
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common units is computed by dividing net income attributable to MPLX LP less income allocated to participating securities by the weighted average number of common units outstanding.
During the three and nine months ended September 30, 2026 and September 30, 2025, MPLX had participating securities consisting of common units, certain equity-based compensation awards and dilutive potential common units related to certain equity-based compensation awards, and also for the nine months ended September 30, 2025, Series A preferred units. Potential common units that were anti-dilutive, and therefore omitted from the diluted earnings per unit calculation for the three and nine months ended September 30, 2026 and September 30, 2025, were less than one million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Net income attributable to MPLX LP(1):	$1,164	$1,545	$3,153	$3,719
Less: Distributed and undistributed earnings allocated to other participating securities	1	1	2	2
Net income available to common unitholders	$1,163	$1,544	$3,151	$3,717
Weighted average units outstanding:
Basic	1,014	1,019	1,014	1,020
Diluted	1,014	1,019	1,015	1,020
Net income attributable to MPLX LP per limited partner unit:
Basic	$1.15	$1.52	$3.11	$3.65
Diluted	$1.15	$1.52	$3.11	$3.65
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

The tables below present information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Crude Oil and Products Logistics
Service revenue	$1,272	$1,205	$3,679	$3,569
Rental income	298	239	829	682
Product related revenue	5	4	16	12
Sales-type lease revenue	77	113	264	344
Income from equity method investments	83	71	197	186
Other income	33	28	91	94
Total segment revenues and other income(1)	1,768	1,660	5,076	4,887
Operating expenses	582	553	1,686	1,613
Other segment items(2)	(18)	(30)	(86)	(98)
Segment Adjusted EBITDA(3)	1,204	1,137	3,476	3,372
Capital expenditures	174	147	409	391
Investments in unconsolidated affiliates(4)	—	13	—	13
Natural Gas and NGL Services
Service revenue	653	639	1,894	1,837
Rental income	58	57	176	169
Product related revenue	858	611	2,163	1,857
Sales-type lease revenue	51	37	139	110
Income from equity method investments	199	115	447	356
Gain on equity method investments(5)	—	484	—	484
Other income	18	16	60	46
Total segment revenues and other income(1)	1,837	1,959	4,879	4,859
Purchased product costs	734	493	1,819	1,384
Operating expenses	435	426	1,281	1,293
Other segment items(2)	13	411	(108)	341
Segment Adjusted EBITDA(3)	655	629	1,887	1,841
Capital expenditures	667	447	1,916	812
Investments in unconsolidated affiliates(4)	$281	$227	$720	$549
(1)    Within the total segment revenues and other income amounts presented above, third-party revenues for the Crude Oil and Products Logistics segment were $189 million and $508 million for the three and nine months ended September 30, 2026, respectively, and $201 million and $565 million for the three and nine months ended September 30, 2025, respectively. Third-party revenues for the Natural Gas and NGL Services segment were $1,669 million and $4,482 million for the three and nine months ended September 30, 2026, respectively, and $1,917 million and $4,682 million for the three and nine months ended September 30, 2025, respectively.
(2)    Other segment items in the Crude Oil and Products Logistics segment include income from equity method investments, distributions and adjustments related to equity method investments, equity-based compensation and other miscellaneous items. Other segment items in the Natural Gas and NGL Services segment include income from equity method investments, distributions and adjustments related to equity method investments, unrealized derivative gain/(loss) and other miscellaneous items.
(3)    See below for the reconciliation from Segment Adjusted EBITDA to Net income.
(4)    Investments in unconsolidated affiliates for the three and nine months ended September 30, 2026 and September 30, 2025 include cash contributions to several joint ventures to fund current growth capital projects. Investments in unconsolidated affiliates for the nine months ended September 30, 2025 exclude $151 million related to the acquisition of an additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline, and the three and nine months ended September 30, 2025 exclude a $49 million capital contribution to WPC Parent, LLC to purchase Enbridge’s special membership interest in the Bay Runner Pipeline project and a $13 million payment related to earnout associated with MXP Parent, LLC.
(5)    The three and nine months ended September 30, 2025 represent the gain on remeasurement of our existing equity investment in BANGL in conjunction with the BANGL Acquisition.

The table below provides a reconciliation of Segment Adjusted EBITDA for reportable segments to Net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Reconciliation to Net income:
Crude Oil and Products Logistics Segment Adjusted EBITDA	$1,204	$1,137	$3,476	$3,372
Natural Gas and NGL Services Segment Adjusted EBITDA	655	629	1,887	1,841
Total reportable segments	1,859	1,766	5,363	5,213
Depreciation and amortization(1)	(378)	(346)	(1,101)	(996)
Gain on equity method investments	—	484	—	484
Net interest and other financial costs	(300)	(243)	(880)	(706)
Income from equity method investments	282	186	644	542
Distributions/adjustments related to equity method investments	(250)	(251)	(735)	(707)
Transaction-related costs(2)	—	(21)	—	(21)
Adjusted EBITDA attributable to noncontrolling interests	11	11	33	33
Other(3)	(50)	(31)	(141)	(93)
Net income	$1,174	$1,555	$3,183	$3,749
(1)    Depreciation and amortization attributable to Crude Oil and Products Logistics was $154 million and $443 million for the three and nine months ended September 30, 2026, respectively, and $139 million and $407 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization attributable to Natural Gas and NGL Services was $224 million and $658 million for the three and nine months ended September 30, 2026, respectively, and $207 million and $589 million for the three and nine months ended September 30, 2025, respectively.
(2)    Transaction-related costs include costs associated with acquisition and divestiture-related activities, including significant transactions discussed in Note 3.
(3)    Includes unrealized derivative gain/(loss), equity-based compensation, provision for income taxes, and other miscellaneous items.
9. Property, Plant and Equipment
Property, plant and equipment with associated accumulated depreciation is shown below:

	September 30, 2026			December 31, 2025
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Crude Oil and Products Logistics	$14,369	$5,452	$8,917	$13,809	$5,058	$8,751
Natural Gas and NGL Services	19,696	5,531	14,165	17,950	5,003	12,947
Total	$34,065	$10,983	$23,082	$31,759	$10,061	$21,698
Depreciation expense was $335 million and $970 million for the three and nine months ended September 30, 2026, respectively, and $310 million and $897 million for the three and nine months ended September 30, 2025, respectively.

10. Fair Value Measurements
Fair Values – Recurring
The following table presents the impact on the Consolidated Balance Sheets of MPLX’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by fair value hierarchy level.

	September 30, 2026			December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Embedded derivatives in commodity contracts
Other current liabilities	$—	$—	$13	$—	$—	$6
Other long-term liabilities	—	—	40	—	—	35
Total embedded derivatives in commodity contracts	—	—	53	—	—	41
Contingent consideration / Other long-term liabilities	—	—	238	—	—	236
Commodity contracts - related party	—	25	—	—	—	—
Total carrying value in Consolidated Balance Sheets	$—	$25	$291	$—	$—	$277
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
The fair value calculation for the embedded derivative liability for the natural gas purchase commitment used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.64 to $2.04 per gallon with a weighted average of $0.89 per gallon and (2) a 100 percent probability of renewal for the five-year renewal term of the gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability, respectively.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the net beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$(282)	$(55)	$(277)	$(58)
Contingent consideration(1)	—	(234)	—	(234)
Unrealized and realized gain/(loss) included in Net income(2)	(13)	2	(23)	(1)
Settlements	4	2	9	8
Ending balance	$(291)	$(285)	$(291)	$(285)

The amount of total gain/(loss) for the period included in earnings attributable to the change in unrealized gain/(loss) relating to liabilities still held at end of period	$(12)	$2	$(19)	$(1)
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
The fair value of MPLX’s debt is estimated based on average bid prices obtained from broker quotes and is categorized in Level 3 of the fair value hierarchy. The following table summarizes the fair value and carrying value of our third-party debt, excluding finance leases and unamortized debt issuance costs:

	September 30, 2026		December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Outstanding debt(1)	$24,381	$26,797	$24,887	$25,821
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
The following table presents the fair value of derivative instruments as of September 30, 2026 and December 31, 2025, and the line items in the Consolidated Balance Sheets in which the fair values are reflected. As of September 30, 2026 and December 31, 2025, there were no derivative assets or liabilities that were offset in the Consolidated Balance Sheets.

(In millions)	September 30, 2026	December 31, 2025
Commodity derivatives
Current liabilities - related parties	$25	$—
Other current liabilities(1)	13	6
Other long-term liabilities(1)	40	35
(1)    Includes embedded derivatives.

The impact of MPLX’s derivative contracts not designated as hedging instruments and the location of gains and losses recognized in the Consolidated Statements of Income is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Product sales
Realized loss	$(2)	$—	$(6)	$—
Unrealized loss	(2)	—	(4)	—
Product sales loss	(4)	—	(10)	—
Service revenue - product related
Realized loss	(16)	—	(37)	—
Unrealized loss	(9)	—	(21)	—
Service revenue - product related loss	(25)	—	(58)	—
Purchased product costs
Realized loss	(3)	(2)	(8)	(8)
Unrealized gain/(loss)	(7)	4	(13)	7
Purchased product costs gain/(loss)	(10)	2	(21)	(1)
Total derivative gain/(loss) included in Net income	$(39)	$2	$(89)	$(1)
12. Debt
MPLX’s outstanding borrowings consist of the following:

(In millions)	September 30, 2026	December 31, 2025
MPLX LP:
Fixed rate senior notes	$26,969	$25,969
Consolidated subsidiaries:
ANDX	31	31
Finance lease obligations	5	6
Total	27,005	26,006
Unamortized debt issuance costs	(194)	(174)
Unamortized discount	(203)	(179)
Amounts due within one year	(2)	(1,502)
Total long-term debt due after one year	$26,606	$24,151
Credit Agreement
On April 7, 2026, MPLX entered into a new revolving credit facility (the “MPLX Credit Agreement”) to replace the previously existing credit facility, which was scheduled to expire July 2027. The MPLX Credit Agreement has a five-year term and expires in April 2031. MPLX’s total capacity under the MPLX Credit Agreement increased from $2.0 billion to $2.5 billion and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin within ranges defined in the MPLX Credit Agreement, depending on MPLX’s credit ratings.
At September 30, 2026, MPLX had no outstanding borrowings and less than $1 million in letters of credit outstanding under this facility, resulting in total availability of approximately $2.5 billion or approximately 100 percent of the borrowing capacity.
Fixed Rate Senior Notes
MPLX’s senior notes, including those issued by consolidated subsidiaries, consist of various series of senior notes maturing between 2027 and 2058 with interest rates ranging from 2.650 percent to 6.200 percent. Interest on each series of notes is payable semi-annually in arrears on various dates depending on the series of the notes.

The following table summarizes debt issuances during the nine months ended September 30, 2026, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
February 12, 2026	$1,000	5.300	99.678	April 1 and October 1	April 1, 2036
February 12, 2026	500	6.100	98.453	April 1 and October 1	April 1, 2056
August 24, 2026	1,250	4.700	99.312	May 1 and November 1	November 1, 2029
August 24, 2026	500	5.000	98.972	May 1 and November 1	May 1, 2032
August 24, 2026	500	5.500	98.066	May 1 and November 1	November 1, 2036
In March 2026, MPLX used the proceeds from the issuance of senior notes in February 2026 to repay all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes at maturity.
In September 2026, MPLX used a portion of the proceeds from the issuance of senior notes in August 2026 to redeem the outstanding $1.25 billion aggregate principal amount of 4.125 percent senior notes due March 2027.
13. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest expense	$330	$279	$966	$767
Other financial costs	12	(9)	32	14
Interest income	(12)	(16)	(42)	(50)
Capitalized interest	(30)	(11)	(76)	(25)
Net interest and other financial costs	$300	$243	$880	$706
14. Revenue
Disaggregation of Revenue
The following tables represent a disaggregation of revenue for each reportable segment for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30, 2026
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$94	$646	$740
Service revenue - related parties	1,178	7	1,185
Service revenue - product related(1)	—	46	46
Product sales(1)	1	668	669
Product sales - related parties	4	144	148
Total revenues from contracts with customers	$1,277	$1,511	2,788
Non-ASC 606 revenue and other income(2)			817
Total revenues and other income			$3,605

	Three Months Ended September 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$115	$635	$750
Service revenue - related parties	1,090	4	1,094
Service revenue - product related	—	64	64
Product sales	1	524	525
Product sales - related parties	3	23	26
Total revenues from contracts with customers	$1,209	$1,250	2,459
Non-ASC 606 revenue and other income(2)			1,160
Total revenues and other income			$3,619

	Nine Months Ended September 30, 2026
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$279	$1,875	$2,154
Service revenue - related parties	3,400	19	3,419
Service revenue - product related(1)	—	135	135
Product sales(1)	4	1,699	1,703
Product sales - related parties	12	329	341
Total revenues from contracts with customers	$3,695	$4,057	7,752
Non-ASC 606 revenue and other income(2)			2,203
Total revenues and other income			$9,955

	Nine Months Ended September 30, 2025
(In millions)	Crude Oil and Products Logistics	Natural Gas and NGL Services	Total
Revenues and other income:
Service revenue	$332	$1,821	$2,153
Service revenue - related parties	3,237	16	3,253
Service revenue - product related	—	233	233
Product sales	3	1,507	1,510
Product sales - related parties	9	117	126
Total revenues from contracts with customers	$3,581	$3,694	7,275
Non-ASC 606 revenue and other income(2)			2,471
Total revenues and other income			$9,746
(1)    Contains non-ASC 606 revenue from derivative-related activity as disclosed in Note 11.
(2)    Non-ASC 606 Revenue and other income includes rental income, sales-type lease revenue, income from equity method investments, and other income.

Contract Balances
The tables below reflect the changes in ASC 606 contract balances for the nine months ended September 30, 2026 and September 30, 2025:

(In millions)	Balance at December 31, 2025	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2026
Contract assets	$15	$(14)	$—	$1
Long-term contract assets	4	—	—	4
Deferred revenue	13	26	(19)	20
Deferred revenue - related parties	66	63	(62)	67
Long-term deferred revenue	117	(13)	—	104
Long-term deferred revenue - related parties	45	3	—	48

(In millions)	Balance at December 31, 2024	Additions/ (Deletions)	Revenue Recognized(1)	Balance at September 30, 2025
Contract assets	$2	$10	$—	$12
Long-term contract assets	—	4	—	4
Deferred revenue	84	22	(59)	47
Deferred revenue - related parties	71	66	(62)	75
Long-term deferred revenue	315	(15)	—	300
Long-term deferred revenue - related parties	44	1	—	45
(1)    No significant revenue was recognized related to past performance obligations in the periods presented.
Remaining Performance Obligations
The table below includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026. The amounts presented below are generally limited to fixed consideration from contracts with customers that contain minimum volume commitments.
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

(In billions)
2026	$0.5
2027	2.0
2028	0.8
2029	0.5
2030	0.4
2031 and thereafter	1.2
Total estimated revenue on remaining performance obligations	$5.4
As of September 30, 2026, unsatisfied performance obligations included in the Consolidated Balance Sheets are $239 million and will be recognized as revenue as the obligations are satisfied, which is generally expected to occur over the next 19 years. A portion of this amount is not disclosed in the table above as it is deemed variable consideration due to volume variability.

15. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$931	$705
Income taxes paid	4	3
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	50	47
Net cash provided by financing activities included:
Principal payments under finance lease obligations	6	2
Non-cash investing and financing activities:
Net transfers of property, plant and equipment to lease receivable	187	123
Contribution of assets(1)	—	115
ROU assets obtained in exchange for new operating lease obligations	10	30
ROU assets obtained in exchange for new finance lease obligations	4	3
Book value of equity method investment(2)	—	282
Contingent consideration(3)	—	234
(1)    Represents the book value of assets contributed by MPLX to a joint venture.
(2)    Represents the book value of MPLX’s equity method investment in BANGL, prior to MPLX buying out the remaining interest in the entity. See Note 3 - BANGL, LLC Acquisition.
(3)    See Note 3 - BANGL, LLC Acquisition.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that do not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2026	2025
Additions to property, plant and equipment	$2,195	$1,094
Increase in capital accruals	130	131
Other	—	(22)
Total capital expenditures	$2,325	$1,203

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

The following is a schedule of minimum future rental payments to be received on the non-cancellable operating leases as of September 30, 2026:

(In millions)	Related Party	Third Party	Total
2026	$246	$24	$270
2027	935	84	1,019
2028	630	75	705
2029	473	73	546
2030	474	59	533
2031 and thereafter	763	185	948
Total minimum future rentals	$3,521	$500	$4,021

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
Accrued liabilities for remediation totaled $17 million and $21 million at September 30, 2026 and December 31, 2025, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed.
We are involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Other Legal Proceedings
Tesoro High Plains Pipeline
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. The case is proceeding on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
Guarantees
Dakota Access Pipeline
We hold a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. We have entered into a Contingent Equity Contribution Agreement whereby we, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon vacatur of an easement that results in a shutdown of the pipeline to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. As of September 30, 2026, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Contractual Commitments and Contingencies
From time to time and in the ordinary course of business, we and our affiliates provide guarantees of our subsidiaries’ payment and performance obligations in the Natural Gas and NGL Services segment. Certain natural gas processing and gathering arrangements require us to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2026, we do not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply or that such fees and charges will otherwise be triggered.

18. Subsequent Event
Announced Divestiture of St. Paul Park and Mandan Logistics Assets
On November 2, 2026, we entered into a definitive agreement to divest our logistics assets associated with MPC’s St. Paul Park, Minnesota and Mandan, North Dakota refineries for $750 million in cash, subject to working capital and other closing adjustments. The carrying value of the associated net assets was $422 million as of September 30, 2026 and reported within the Crude Oil and Products Logistics segment. The transaction is expected to close in the fourth quarter of 2026, pending satisfaction of customary closing conditions and regulatory approvals.

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
•labor and material shortages;
•the ability to realize expected returns or other benefits on planned, anticipated, ongoing or completed projects or transactions, including the recently announced divestiture of logistics assets associated with the St. Paul Park and Mandan refineries and the acquisitions of Northwind Delaware Holdings LLC and BANGL, LLC;
•the timing and ability to obtain necessary regulatory approvals and permits and to satisfy other conditions necessary to complete planned projects or to consummate planned transactions within the expected timeframe, if at all, including the recently announced divestiture of logistic assets associated with the St. Paul Park and Mandan refineries;
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

Our Crude Oil and Products Logistics segment gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products. Additionally, the segment markets refined products. The profitability of pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our terminal operations primarily depends on the throughput volumes at our terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels, the throughput at our terminals and refining logistics assets serve MPC, and our fuels distribution services are used solely by MPC. We have various long-term, fee-based commercial agreements related to services provided to MPC. Under these agreements, we receive various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.
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
Significant Financial and Other Highlights
Significant financial highlights for the three months ended September 30, 2026 and September 30, 2025 are shown in the chart below. Refer to the Non-GAAP Financial Information, the Results of Operations and the Liquidity and Capital Resources sections for further information.
(1)     Non-GAAP measure. See reconciliations that follow for the most directly comparable GAAP measures.
Other Highlights
•Increased quarterly distribution 12.5 percent for the third consecutive year, to $4.84 per unit annualized
•Third-quarter net income attributable to MPLX of $1.2 billion and net cash provided by operating activities of $1.5 billion

•Adjusted EBITDA attributable to MPLX of $1.9 billion and distributable cash flow of $1.5 billion, enabling the return of $1.1 billion of capital
•Executing Natural Gas and NGL value chain growth strategy; Harmon Creek III processing plant began operations in August; progressing expansion and integration of our Permian sour gas treating facility
•On November 2, 2026, we entered into a definitive agreement to divest our logistics assets associated with MPC’s St. Paul Park, Minnesota and Mandan, North Dakota refineries for $750 million in cash, subject to working capital and other closing adjustments. The carrying value of the associated net assets was $422 million as of September 30, 2026 and reported within the Crude Oil and Products Logistics segment. The transaction is expected to close in the fourth quarter of 2026, pending satisfaction of customary closing conditions and regulatory approvals.
Business and Economic Environment Update
We continue to see production increases across our key operating regions. The Marcellus continues to see steady rig counts and production volumes, while Utica production has increased despite lower rig activity. Producer consolidation further illustrates the value in the liquids-rich acreage of the Utica, where condensate development activity continues to increase. In the Permian, rising gas-oil ratios and the progression of export projects will support growth opportunities for our business. More broadly, we expect natural gas demand to accelerate over the next few years as a result of LNG facilities coming online in the Gulf Coast supporting international demand, as well as increased electricity generation required for data centers and overall rising electric grid demand. As demand rises, MPLX is well-positioned to support the development plans of its producer-customers. Additionally, we believe MPLX is protected from significant volatility in our Crude Oil and Products Logistics segment and in the Marcellus and Utica regions due to our business model structured around long-term take-or-pay and capacity contracts.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Revenues and other income:
Service revenue	$1,925	$1,844	$81	$5,573	$5,406	$167
Rental income	356	296	60	1,005	851	154
Product related revenue	863	615	248	2,179	1,869	310
Sales-type lease revenue	128	150	(22)	403	454	(51)
Income from equity method investments	282	186	96	644	542	102
Gain on equity method investments	—	484	(484)	—	484	(484)
Other income	51	44	7	151	140	11
Total revenues and other income	3,605	3,619	(14)	9,955	9,746	209
Costs and expenses:
Cost of revenues (excludes items below)	411	395	16	1,218	1,153	65
Purchased product costs	734	493	241	1,819	1,384	435
Rental cost of sales	23	26	(3)	68	73	(5)
Purchases - related parties	418	396	22	1,224	1,234	(10)
Depreciation and amortization	378	346	32	1,101	996	105
General and administrative expenses	130	126	4	352	345	7
Other taxes	35	36	(1)	105	101	4
Total costs and expenses	2,129	1,818	311	5,887	5,286	601
Income from operations	1,476	1,801	(325)	4,068	4,460	(392)
Net interest and other financial costs	300	243	57	880	706	174
Income before income taxes	1,176	1,558	(382)	3,188	3,754	(566)
Provision for income taxes	2	3	(1)	5	5	—
Net income	1,174	1,555	(381)	3,183	3,749	(566)
Less: Net income attributable to noncontrolling interests	10	10	—	30	30	—
Net income attributable to MPLX LP	$1,164	$1,545	$(381)	$3,153	$3,719	$(566)

Adjusted EBITDA attributable to MPLX LP(1)	$1,859	$1,766	$93	$5,363	$5,213	$150
DCF attributable to MPLX(1)	$1,537	$1,468	$69	$4,395	$4,374	$21
(1)     Non-GAAP measure. See reconciliation below to the most directly comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net income:
Net income	$1,174	$1,555	$3,183	$3,749
Provision for income taxes	2	3	5	5
Net interest and other financial costs	300	243	880	706
Income from operations	1,476	1,801	4,068	4,460
Depreciation and amortization	378	346	1,101	996
Income from equity method investments	(282)	(186)	(644)	(542)
Distributions/adjustments related to equity method investments	250	251	735	707
Gain on equity method investments	—	(484)	—	(484)
Transaction-related costs(1)	—	21	—	21
Other(2)	48	28	136	88
Adjusted EBITDA	1,870	1,777	5,396	5,246
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(33)	(33)
Adjusted EBITDA attributable to MPLX LP	1,859	1,766	5,363	5,213
Deferred revenue impacts	15	(6)	41	(34)
Sales-type lease payments, net of income	8	21	29	48
Adjusted net interest and other financial costs(3)	(291)	(236)	(856)	(680)
Maintenance capital expenditures, net of reimbursements	(49)	(70)	(170)	(150)
Equity method investment maintenance capital expenditures paid out	(7)	(4)	(16)	(12)
Other	2	(3)	4	(11)
DCF attributable to MPLX LP	$1,537	$1,468	$4,395	$4,374
(1)    Transaction-related costs include costs associated with acquisition and divestiture-related activities, including significant transactions discussed in Item 1. Financial Statements - Note 3.
(2)    Includes unrealized derivative gain/(loss), equity-based compensation and other miscellaneous items.
(3)    Represents Net interest and other financial costs excluding gain/(loss) on extinguishment of debt and amortization of deferred financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA attributable to MPLX LP and DCF attributable to MPLX LP from Net cash provided by operating activities:
Net cash provided by operating activities	$1,477	$1,431	$4,526	$4,413
Changes in working capital items	54	40	(136)	(43)
All other, net	(3)	—	(2)	(4)
Loss on extinguishment of debt	1	—	1	3
Adjusted net interest and other financial costs(1)	291	236	856	680
Other adjustments to equity method investment distributions	18	15	50	76
Transaction-related costs(2)	—	21	—	21
Other	32	34	101	100
Adjusted EBITDA	1,870	1,777	5,396	5,246
Adjusted EBITDA attributable to noncontrolling interests	(11)	(11)	(33)	(33)
Adjusted EBITDA attributable to MPLX LP	1,859	1,766	5,363	5,213
Deferred revenue impacts	15	(6)	41	(34)
Sales-type lease payments, net of income	8	21	29	48
Adjusted net interest and other financial costs(1)	(291)	(236)	(856)	(680)
Maintenance capital expenditures, net of reimbursements	(49)	(70)	(170)	(150)
Equity method investment maintenance capital expenditures paid out	(7)	(4)	(16)	(12)
Other	2	(3)	4	(11)
DCF attributable to MPLX LP	$1,537	$1,468	$4,395	$4,374
(1)    Represents Net interest and other financial costs excluding gains and/or (losses) on extinguishment of debt and amortization of deferred financing costs.
(2)    Transaction-related costs include costs associated with acquisition and divestiture-related activities, including significant transactions discussed in Item 1. Financial Statements - Note 3.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Net income attributable to MPLX decreased $381 million in the third quarter of 2026 compared to the third quarter of 2025.
Total revenues and other income decreased $14 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to:
•Increased Service revenue of $81 million primarily due to $63 million of crude oil and products logistics rate and fee increases which includes increased butane blending, $27 million of higher throughput and rates in the Marcellus and $19 million from recent acquisitions, partially offset by $37 million due to the Rockies divestiture.
•Increased Rental income of $60 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications, and annual fee escalations related to our refining logistics assets.
•Increased Product related revenue of $248 million primarily due to higher NGL prices in the Southwest, Marcellus, Southern Appalachia and Bakken of $169 million, and higher NGL sales volumes in the Southwest of $152 million. These increases were partially offset by $45 million due to the Rockies divestiture and $29 million due to derivative impacts.
•Increased Income from equity method investments of $96 million primarily due to derivative impacts as well as higher throughput and fee rates in certain processing and pipeline joint ventures. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Decreased Gain on equity method investments of $484 million due to the recognition of a $484 million gain from the acquisition of the remaining 55 percent interest in BANGL, LLC (the “BANGL Acquisition”) in the third quarter of 2025.
Total costs and expenses increased by $311 million in the third quarter of 2026 compared to the same period of 2025 primarily due to:
•Increased Cost of revenues of $16 million primarily due to $18 million of incremental operating costs as a result of recent acquisitions.
•Increased Purchased product costs of $241 million primarily due to higher NGL prices in the Southwest of $154 million and higher NGL volumes in the Southwest of $108 million, partially offset by $31 million due to the Rockies divestiture.

•Increased Depreciation and amortization of $32 million primarily due to incremental depreciation associated with recent acquisitions and other assets placed in service, partially offset by a decrease due to the Rockies divestiture.
Net interest and other financial costs increased $57 million primarily due to increased borrowings in 2025 to fund acquisitions.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Net income attributable to MPLX decreased $566 million in the first nine months of 2026 compared to the same period of 2025.
Total revenues and other income increased $209 million in the first nine months of 2026 compared to the same period of 2025 primarily due to:
•Increased Service revenue of $167 million primarily due to $172 million of crude oil and products logistics rate and fee increases which includes increased butane blending, $86 million from recent acquisitions, and increased throughput and fee rates in the Marcellus of $78 million, partially offset by $118 million due to the Rockies divestiture, decreased pipeline throughput of $52 million, and $7 million due to the absence of non-recurring benefit associated with a customer agreement in 2025.
•Increased Rental income of $154 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications, and annual fee escalations related to our refining logistics assets.
•Increased Product related revenue of $310 million primarily due to higher NGL sales volumes in the Southwest of $417 million, and higher NGL prices in the Southwest, Marcellus, Southern Appalachia and Bakken of $152 million. These increases were partially offset by $168 million due to the Rockies divestiture, derivative impacts of $68 million and $27 million due to the absence of a non-recurring benefit associated with a customer agreement in 2025.
•Decrease in Sales-type lease revenue of $51 million primarily due to changes in the presentation of lease income between sales-type lease revenue, service revenue and rental income as a result of lease contract modifications.
•Increased Income from equity method investments of $102 million primarily due to derivative impacts as well as higher throughput and fee rates in certain processing and pipeline joint ventures, partially offset by a $25 million gain in the first half of 2025 related to the formation of a new joint venture, Texas City Logistics LLC. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
•Decreased Gain on equity method investments of $484 million due to the recognition of a $484 million gain from the BANGL Acquisition in the third quarter of 2025.
Total costs and expenses increased by $601 million in the first nine months of 2026 compared to the same period of 2025 primarily due to:
•Increased Cost of revenues of $65 million primarily due to higher incremental operating costs as a result of recent acquisitions of $67 million and higher net operating costs and repairs and maintenance costs of $60 million, partially offset by $67 million due to the Rockies divestiture.
•Increased Purchased product costs of $435 million primarily due to higher NGL volumes in the Southwest of $325 million and higher NGL prices in the Southwest of $146 million, partially offset by $55 million due to the Rockies divestiture.
•Increased Depreciation and amortization of $105 million primarily due to incremental depreciation associated with recent acquisitions and other assets placed in service, partially offset by a decrease due to the Rockies divestiture.
Net interest and other financial costs increased $174 million primarily due to increased borrowings in 2025 to fund acquisitions.
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
The tables below present additional financial information about our reported segments for the three and nine months ended September 30, 2026 and September 30, 2025.

Crude Oil and Products Logistics Segment
Third Quarter Crude Oil and Products Logistics Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Total segment revenues and other income	$1,768	$1,660	$108	$5,076	$4,887	$189
Segment Adjusted EBITDA	1,204	1,137	67	3,476	3,372	104
Capital expenditures	174	147	27	409	391	18
Investments in unconsolidated affiliates	—	13	(13)	—	13	(13)
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Total segment revenues and other income increased $108 million in the third quarter of 2026 compared to the same period of 2025. This was primarily driven by $85 million from increased rates and fees across the business units including increased butane blending.
Segment Adjusted EBITDA increased $67 million in the third quarter of 2026 compared to the same period of 2025. The increase was primarily driven by $85 million from increased rates and fees across the business units including increased butane blending, lower project related expense of $20 million, partially offset by increased operating costs of $40 million driven primarily by higher employee incentive compensation costs from MPC.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Total segment revenues and other income increased $189 million in the first nine months of 2026 compared to the same period of 2025. This was primarily driven by $219 million from increased rates and fees across the business units including increased butane blending, partially offset by $52 million in lower pipeline throughputs.
Segment Adjusted EBITDA increased $104 million in the first nine months of 2026 compared to the same period of 2025. The increase was driven by $219 million from increased rates and fees across the business units including increased butane blending, partially offset by $52 million in lower pipeline throughputs and increased operating costs of $70 million, driven primarily by higher employee incentive compensation costs from MPC.

Crude Oil and Products Logistics Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Crude Oil and Products Logistics
Pipeline throughput (mbpd)
Crude oil pipelines	3,897	3,867	3,805	3,929
Product pipelines	2,054	2,055	2,040	2,056
Total pipelines	5,951	5,922	5,845	5,985

Average tariff rates ($ per barrel)(1)
Crude oil pipelines	$1.05	$1.08	$1.05	$1.06
Product pipelines	1.17	1.09	1.12	1.08
Total pipelines	$1.09	$1.08	$1.07	$1.07

Terminal throughput (mbpd)	3,375	3,173	3,205	3,151

Marine Assets (number in operation)
Barges	347	320	347	320
Towboats	30	29	30	29
(1)     Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels. Transportation revenues include tariff and other fees, which may vary by region and nature of services provided.

Natural Gas and NGL Services Segment
Third Quarter Natural Gas and NGL Services Segment Financial Highlights (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Total segment revenues and other income	$1,837	$1,959	$(122)	$4,879	$4,859	$20
Segment Adjusted EBITDA	655	629	26	1,887	1,841	46
Capital expenditures	667	447	220	1,916	812	1,104
Investments in unconsolidated affiliates	281	227	54	720	549	171
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Total segment revenues and other income decreased $122 million in the third quarter of 2026 compared to the same period of 2025 primarily due to the recognition of a $484 million gain from the BANGL Acquisition in the third quarter of 2025. Revenues in the third quarter of 2026 increased $169 million due to higher NGL prices in the Southwest, Marcellus, Southern Appalachia and Bakken, $152 million due to higher NGL sales volumes in the Southwest, $27 million from increased throughput volumes and rates in the Marcellus, and contributions from recent acquisitions of $19 million. These increases were partially offset by $82 million due to the Rockies divestiture and $29 million due to derivative impacts.
Income from equity method investments increased $84 million in the third quarter of 2026 compared to the same period of 2025 primarily due to derivative impacts and higher throughput and fee rates in certain processing and pipeline joint ventures. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $26 million in the third quarter of 2026 compared to the same period of 2025. This increase is primarily due to higher volumes of $25 million, primarily in the Marcellus, $26 million from rate escalations and product margin impacts, and contributions from recent acquisitions of $14 million. These increases were partially offset by $34 million due to the Rockies divestiture and $15 million due to higher operating expenses including higher employee incentive compensation costs from MPC.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Total segment revenues and other income increased $20 million in the first nine months of 2026 compared to the same period of 2025. Increases included $417 million of higher NGL sales volumes in the Southwest, $152 million of higher NGL prices in the Southwest, Marcellus, Southern Appalachia and Bakken, $109 million from increased throughput volumes and rates in the Marcellus and West Texas, and $86 million of contributions from recent acquisitions. These increases were offset by the recognition of a $484 million gain from the BANGL Acquisition in the third quarter of 2025, $286 million due to the Rockies divestiture, $68 million due to derivative impacts, and $34 million due to the absence of a non-recurring benefit associated with a customer agreement.
Income from equity method investments increased $91 million in the first nine months of 2026 compared to the same period of 2025 primarily due to derivative impacts as well as higher throughput and fee rates in certain processing and pipeline joint ventures, partially offset by a $25 million gain in the first nine months of 2025 related to the formation of a new joint venture. See Supplemental Information on Equity Method Investments for additional information regarding the results of our equity method investments.
Segment Adjusted EBITDA increased $46 million in the first nine months of 2026 compared to the same period of 2025. This increase is primarily due to contributions from recent acquisitions of $91 million, higher volumes of $72 million, primarily in the Marcellus, impacts from equity method investments of $64 million, and rate escalations and product margin impacts of $46 million. These increases were partially offset by $111 million due to the Rockies divestiture, the absence of a $37 million non-

recurring benefit associated with a customer agreement in 2025, $36 million due to lower NGL pricing inclusive of derivative impacts, and $34 million due to higher operating expenses including higher employee incentive compensation costs from MPC.

Natural Gas and NGL Services Operating Data
(1)     Other includes Southern Appalachia and Bakken Operations.

	MPLX LP(1)		MPLX LP Operated(2)
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,837	1,517	1,837	1,517
Utica Operations	—	—	3,268	2,754
Southwest Operations	1,960	1,882	1,960	1,882
Bakken Operations	151	157	151	157
Rockies Operations	—	529	—	596
Total gathering throughput	3,948	4,085	7,216	6,906
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,695	4,466	6,302	6,180
Utica Operations	—	—	1,180	983
Southwest Operations(3)	2,106	1,983	2,106	1,983
Southern Appalachia Operations	196	168	196	168
Bakken Operations	157	157	157	157
Rockies Operations	—	604	—	604
Total natural gas processed	7,154	7,378	9,941	10,075
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	587	580	587	580
Utica Operations(4)	—	—	87	67
Other(5)	22	30	22	30
Total C2 + NGLs fractionated(6)	609	610	696	677
NGL Pipeline Throughput (mbpd)
Marcellus Operations	490	468	490	468
Utica Operations	—	—	87	68
Southwest Operations	234	192	234	192
Other(5)	22	30	22	30
Total NGL pipeline throughput	746	690	833	758

	MPLX LP(1)		MPLX LP Operated(2)
	Nine Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Natural Gas and NGL Services
Gathering Throughput (MMcf/d)
Marcellus Operations	1,699	1,501	1,699	1,501
Utica Operations	—	88	3,025	2,587
Southwest Operations	1,980	1,801	1,980	1,801
Bakken Operations	153	165	153	165
Rockies Operations	—	539	—	609
Total gathering throughput	3,832	4,094	6,857	6,663
Natural Gas Processed (MMcf/d)
Marcellus Operations	4,573	4,368	6,232	6,059
Utica Operations	—	—	1,028	962
Southwest Operations(3)	2,031	1,895	2,031	1,895
Southern Appalachia Operations	202	187	202	187
Bakken Operations	155	164	155	164
Rockies Operations	—	599	—	599
Total natural gas processed	6,961	7,213	9,648	9,866
C2 + NGLs Fractionated (mbpd)
Marcellus Operations(4)	573	564	573	564
Utica Operations(4)	—	—	74	64
Other(5)	23	29	23	29
Total C2 + NGLs fractionated(6)	596	593	670	657
NGL Pipeline Throughput (mbpd)
Marcellus Operations	479	455	479	455
Utica Operations	—	—	74	64
Southwest Operations	213	65	213	174
Other(5)	23	30	23	30
Total NGL pipeline throughput	715	550	789	723
(1)    This column represents operating data for entities that have been consolidated into the MPLX financial statements.
(2)    This column represents operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for MPLX-operated equity method investments.
(3)    In addition to the amounts presented, sour gas treated volumes were 164 MMcf/d and 36 MMcf/d for the three months ended September 30, 2026 and September 30, 2025, respectively, and were 156 MMcf/d and 12 MMcf/d for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(4)    Entities within the Marcellus and Utica Operations jointly own the Hopedale fractionation complex. Hopedale throughput is included in the Marcellus and Utica Operations and represents each region’s utilization of the complex.
(5)    Other includes Southern Appalachia, Bakken and Rockies Operations.
(6)    Purity ethane makes up approximately 281 mbpd and 279 mbpd of MPLX LP consolidated total fractionated products for the three months ended September 30, 2026 and September 30, 2025, respectively, and approximately 269 mbpd and 267 mbpd of total fractionated products for the nine months ended September 30, 2026 and September 30, 2025, respectively. Purity ethane makes up approximately 311 mbpd and 300 mbpd of MPLX LP Operated total fractionated products for the three months ended September 30, 2026 and September 30, 2025, respectively, and approximately 295 mbpd and 287 mbpd of total fractionated products for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pricing Information
Natural Gas NYMEX HH ($ per MMBtu)	$2.89	$3.07	$3.10	$3.48
C2 + NGL Pricing ($ per gallon)(1)	$0.89	$0.74	$0.84	$0.82
(1)    C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.

Supplemental Information on Equity Method Investments
The following table presents MPLX’s income from equity method investments for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income from equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$13	$12	$45	$39
LOOP LLC	11	6	6	9
MarEn Bakken Company LLC	18	17	57	60
Other	41	36	89	78
Total Crude Oil and Products Logistics	83	71	197	186
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	18	19	53	55
MarkWest Utica EMG, L.L.C.	47	35	109	94
Ohio Gathering Company L.L.C.	12	10	30	26
Sherwood Midstream LLC	26	29	82	86
WPC Parent, LLC	75	21	135	62
Other(1)	21	1	38	33
Total Natural Gas and NGL Services	199	115	447	356
Total	$282	$186	$644	$542
(1)    The nine months ended September 30, 2025 includes a $25 million gain related to the formation of a new joint venture, Texas City Logistics LLC.
The following table presents the impact of equity method investment distributions and other adjustments included in MPLX’s EBITDA for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Distributions/adjustments related to equity method investments:
Crude Oil and Products Logistics
Illinois Extension Pipeline Company, L.L.C.	$19	$16	$39	$38
LOOP LLC	6	4	11	21
MarEn Bakken Company LLC	24	25	73	78
Other	36	39	105	96
Total Crude Oil and Products Logistics	85	84	228	233
Natural Gas and NGL Services
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	22	23	73	53
MarkWest Utica EMG, L.L.C.	49	46	148	124
Ohio Gathering Company L.L.C.	17	17	54	47
Sherwood Midstream LLC	31	34	94	95
WPC Parent, LLC	30	29	90	90
Other	16	18	48	65
Total Natural Gas and NGL Services	165	167	507	474
Total	$250	$251	$735	$707

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

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents were $1,297 million at September 30, 2026 and $2,137 million at December 31, 2025. The change in cash and cash equivalents was due to the factors discussed below. Net cash provided by (used in) operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$4,526	$4,413
Investing activities	(2,853)	(4,934)
Financing activities	(2,513)	767
Total	$(840)	$246
Cash Flows Provided by Operating Activities - Net cash provided by operating activities increased $113 million in the first nine months of 2026 compared to the same period of 2025, primarily due to a favorable change in working capital of $93 million when comparing the change in working capital in both periods, and $54 million higher cash distributions from equity method investments during the 2026 period, partially offset by lower results from operations in 2026 compared to the 2025 period.
Cash Flows Used in Investing Activities - Net cash used in investing activities decreased $2,081 million in the first nine months of 2026 compared to the same period of 2025, primarily due to acquisition related activity during the first nine months of 2025, including the $2.4 billion acquisition of Northwind Midstream, the $703 million BANGL Acquisition and the $235 million acquisition of Whiptail Midstream, partially offset by higher capital spending.
Cash Flows Used in Financing Activities - Net cash used in financing activities was $2,513 million in the first nine months of 2026 compared to net cash provided by financing activities of $767 million in the same period of 2025, primarily driven by decreased net debt borrowings of $3,117 million and higher return of capital to unitholders of $198 million.
Adjusted Free Cash Flow
The following table provides a reconciliation of Adjusted FCF and Adjusted FCF after distributions from net cash provided by operating activities for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net cash provided by operating activities(1)	$1,477	$1,431	$4,526	$4,413
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow
Net cash used in investing activities(2)	(1,034)	(3,731)	(2,853)	(4,934)
Contributions from MPC	15	6	24	20
Distributions to noncontrolling interests	(11)	(11)	(33)	(33)
Adjusted FCF	447	(2,305)	1,664	(534)
Distributions paid to common and preferred unitholders	(1,092)	(975)	(3,277)	(2,929)
Adjusted FCF after distributions	$(645)	$(3,280)	$(1,613)	$(3,463)
(1)    The three months ended September 30, 2026 and September 30, 2025 include working capital builds of $54 million and $40 million, respectively. The nine months ended September 30, 2026 and September 30, 2025 include working capital draws of $136 million and $43 million, respectively.
(2)    The three and nine months ended September 30, 2025 include the acquisition of Northwind Midstream for $2.4 billion and BANGL Acquisition for $703 million. The nine months ended September 30, 2025 also includes the Whiptail Midstream acquisition for $235 million and $151 million for the acquisition of additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline.

Debt and Liquidity Overview
The following table summarizes debt issuances during the nine months ended September 30, 2026, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
February 12, 2026	$1,000	5.300	99.678	April 1 and October 1	April 1, 2036
February 12, 2026	500	6.100	98.453	April 1 and October 1	April 1, 2056
August 24, 2026	1,250	4.700	99.312	May 1 and November 1	November 1, 2029
August 24, 2026	500	5.000	98.972	May 1 and November 1	May 1, 2032
August 24, 2026	500	5.500	98.066	May 1 and November 1	November 1, 2036
In March 2026, MPLX used the proceeds from the issuance of senior notes in February 2026 to repay all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes at maturity.
In September 2026, MPLX used a portion of the proceeds from the issuance of senior notes in August 2026 to redeem the outstanding $1.25 billion aggregate principal amount of 4.125 percent senior notes due March 2027.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2026, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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
Our liquidity totaled $5.3 billion at September 30, 2026 consisting of:

	September 30, 2026
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX Credit Agreement	$2,500	$—	$2,500
MPC Loan Agreement	1,500	—	1,500
Total	$4,000	$—	4,000
Cash and cash equivalents			1,297
Total liquidity			$5,297
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
The MPLX Credit Agreement contains certain representations and warranties, covenants and restrictions, including financial covenants and events of default that we consider to be usual and customary for an agreement of this type. As of September 30, 2026, we were in compliance with such covenants.
MPLX is party to a loan agreement with MPC (the “MPC Loan Agreement”). Under the terms of the MPC Loan Agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. On October 30, 2026, MPLX and MPC amended and restated the MPC Loan Agreement to increase the borrowing capacity from $1.5 billion to $2.5 billion and to extend the term of the intercompany loan agreement from July 31, 2029 to October 30, 2031.
Equity and Preferred Units Overview
Unit Repurchase Program
On August 5, 2025, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public. The common unit repurchase authorization has no expiration date.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	3	6
Cash paid for common units repurchased(1)	$50	$100	$150	$300
Average cost per unit(1)	$58.69	$50.86	$57.09	$51.20
(1)    Cash paid for common units repurchased and average cost per unit includes commissions paid to brokers during the period.
As of September 30, 2026, we had $970 million remaining under the unit repurchase authorization.
Series A Redeemable Preferred Unit Conversions
On February 11, 2025, MPLX exercised its right to convert the remaining 6 million outstanding Series A preferred units into common units in accordance with the conversion provision outlined in our Sixth Amended and Restated Agreement of Limited Partnership.
Distributions
On October 27, 2026, MPLX declared a cash distribution for the third quarter of 2026, totaling $1,226 million, or $1.2111 per common unit. This distribution will be paid on November 13, 2026 to common unitholders of record on November 6, 2026. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The allocation of total cash distributions is as follows for the three and nine months ended September 30, 2026 and September 30, 2025. MPLX’s distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period for which the distributions relate as opposed to the quarter in which they were declared and paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Distribution declared:
Limited partner units - public	$442	$397	$1,232	$1,110
Limited partner units - MPC	784	698	2,178	1,936
Total distribution declared	$1,226	$1,095	$3,410	$3,046

Quarterly cash distributions declared per limited partner common unit	$1.2111	$1.0765	$3.3641	$2.9895

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
MPLX’s capital outlook for 2026 of $3.2 billion, net of reimbursements, and excluding potential acquisitions, if any, is comprised of growth capital of $2.9 billion and maintenance capital of $300 million. Our growth capital plans are focused on expanding our Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of our capital plan targets the debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant. As a result, MPLX increased its 2026 growth capital spending outlook by $500 million to $2.9 billion, primarily reflecting the accelerated execution of the expansion of Gulf Coast fractionation and export facilities to meet global demand for U.S. energy.
Our capital expenditures are shown in the table below:

	Nine Months Ended September 30,
(In millions)	2026	2025
Capital expenditures:
Growth capital expenditures	$2,130	$1,019
Growth capital reimbursements	(121)	(100)
Investments in unconsolidated affiliates(1)	720	562
Return of capital(2)	—	(101)
Capitalized interest	(73)	(22)
Total growth capital expenditures(3)	2,656	1,358
Maintenance capital expenditures	195	184
Maintenance capital reimbursements	(25)	(34)
Capitalized interest	(3)	(3)
Total maintenance capital expenditures	167	147

Total growth and maintenance capital expenditures	2,823	1,505
Investments in unconsolidated affiliates(1)	(720)	(562)
Return of capital(2)	—	101
Growth and maintenance capital reimbursements(4)	146	134
Increase in capital accruals	(130)	(131)
Capitalized interest	76	25
Other	—	22
Additions to property, plant and equipment	$2,195	$1,094
(1)    Investments in unconsolidated affiliates and additions to property, plant and equipment are shown as separate lines within investing activities in the Consolidated Statements of Cash Flows. Investments in unconsolidated affiliates for the nine months ended September 30, 2025 exclude $151 million related to the acquisition of additional interest in the joint venture that owns and operates the Matterhorn Express Pipeline, a $49 million capital contribution to WPC Parent, LLC to purchase Enbridge’s special membership interest in the Bay Runner Pipeline project, and a $13 million payment related to earnout associated with MXP Parent, LLC.
(2)    Return of capital for the nine months ended September 30, 2026 excludes $32 million in connection with the sale of ownership interest in a joint venture. Return of capital for the nine months ended September 30, 2025 excludes special distributions of $42 million received in exchange for the contribution of assets to a joint venture.
(3)    Total growth capital expenditures for the nine months ended September 30, 2025 excludes acquisitions of $3,314 million, net of cash acquired.
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

	MPLX Ownership	Nine Months Ended September 30,
(In millions, except ownership percentages)		2026	2025
MXP Parent, LLC(1)	10%	$8	$12
WPC Parent, LLC(2)	30%	306	63
All other		3	66
Total		$317	$141
(1)    Includes growth capital for Matterhorn Express Pipeline.
(2)    Disclosed amounts include growth capital related to WPC Parent, LLC, including the ADCC Pipeline lateral, Bay Runner Pipeline, Whistler Pipeline, and our indirect and 12.5 percent direct ownership interest in Blackcomb and Traverse Pipeline Holdings, LLC.
Project debt at the joint venture level is typically secured by the assets owned by the joint venture and in certain cases, MPLX’s interest in the joint venture, but unless otherwise noted, is non-recourse to MPLX in excess of the value of MPLX’s investment in the joint venture. At September 30, 2026, debt held by our unconsolidated joint ventures based on our equity ownership percentage was $2.3 billion. See Note 17 to the accompanying unaudited consolidated financial statements for more information on MPLX’s guarantees of our joint venture entities’ obligations.
Cash Commitments
As of September 30, 2026, our material cash commitments included debt, finance and operating lease obligations, purchase obligations for services and to acquire property, plant and equipment, and other liabilities. During the nine months ended September 30, 2026, our debt obligations increased $1.0 billion. There were no other material changes to our cash commitments outside the ordinary course of business.
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
Transactions with Related Parties
As of September 30, 2026, MPC owned our general partner and an approximate 64 percent limited partner interest in us. We perform a variety of services for MPC related to the transportation of crude and refined products, including renewables, via pipeline or marine, as well as terminal services, storage services and fuels distribution and marketing services, among others. The services that we provide may be based on regulated tariff rates or on contracted rates. In addition, MPC performs certain services for us related to information technology, engineering, legal, accounting, treasury, human resources and other administrative services.
The below table shows the percentage of Total revenues and other income as well as Total costs and expenses with MPC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues and other income(1)	48%	47%	49%	48%
Total costs and expenses	24%	26%	25%	26%
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
Critical Accounting Estimates
As of September 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to the volatility of commodity prices. We employ various strategies, including the use of commodity derivative instruments, to economically hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates. As of September 30, 2026, we did not have any open financial derivative instruments to hedge the economic risk related to interest rate fluctuations; however, we continually monitor the market and our exposure and may enter into these arrangements in the future.
Commodity Price Risk
The information about commodity price risk for the three and nine months ended September 30, 2026 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

(In millions)	Fair Value as of September 30, 2026(1)	Change in Fair Value(2)	Change in Income Before Income Taxes for the Nine Months Ended September 30, 2026(3)
Outstanding debt
Fixed-rate	$24,381	$1,937	N/A
Variable-rate(4)	$—	$—	$—
(1)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(2)    Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2026.
(3)    Assumes a 100-basis-point change in interest rates. The change to income before income taxes was based on the weighted average balance of all outstanding variable-rate debt for the nine months ended September 30, 2026.
(4)    MPLX had no outstanding borrowings on the MPLX Credit Agreement as of September 30, 2026.
At September 30, 2026, our portfolio of third‑party debt consisted of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our MPLX Credit Agreement, but may affect our results of operations and cash flows.
See Note 10 in the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner. Based upon that evaluation, the chief executive officer and chief financial officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See “Tesoro High Plains Pipeline” under Note 17 in Item 1. Financial Statements for additional information regarding Legal Proceedings and other regulatory matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2026, of equity securities that are registered by MPLX pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs(2)(3)
7/1/2026-7/31/2026	210,704	$57.42	210,704	$1,008
8/1/2026-8/31/2026	283,728	59.13	283,728	991
9/1/2026-9/30/2026	357,475	59.09	357,475	970
Total	851,907	58.69	851,907
(1)Amounts in this column reflect the weighted average price paid for units purchased under our unit repurchase authorization. The weighted average price includes any commissions paid to brokers during the relevant period.
(2)On August 2, 2022, we announced a board authorization for the repurchase of up to $1.0 billion of MPLX common units held by the public, which was exhausted during the third quarter of 2026. On August 5, 2025, we announced a board authorization for the repurchase of up to an incremental $1.0 billion of MPLX common units held by the public. This unit repurchase authorization has no expiration date.
(3)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers.
Item 5. Other Information
On October 30, 2026, MPLX and MPC Investment LLC (“MPCI”) entered into a second amended and restated loan agreement (the “Amended and Restated MPC Loan Agreement”) to increase the borrowing capacity under the intercompany loan agreement with MPCI from $1.5 billion to $2.5 billion in aggregate principal amount of all loans outstanding at any one time, and extended the term of the intercompany loan agreement from July 31, 2029, to October 30, 2031, provided that MPCI may demand payment of all or any portion of the outstanding principal amount of the loans, together with all accrued and unpaid interest and other amounts (if any) payable thereunder, at any time prior to the expiration date. Borrowings under the Amended and Restated MPC Loan Agreement will bear interest at one-month Term SOFR plus 1.25 percent or such lower rate that would be applicable to such borrowings under MPLX’s bank revolving credit facility.

The foregoing description of the Amended and Restated MPC Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended and Restated MPC Loan Agreement, which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

MPCI is a wholly owned subsidiary of MPC and the sole member of our general partner. In addition to controlling our general partner, MPC owned approximately 64 percent of the outstanding MPLX common units as of September 30, 2026.

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPLX adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
10.1#	First Amended and Restated Terminal Services Agreement, dated as of August 1, 2026, by and among the MPLX LP and Marathon Petroleum Corporation subsidiaries party thereto					X
10.2#	Second Amended and Restated Loan Agreement, dated as of October 30, 2026, by and between MPLX LP and MPC Investment LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document: The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPLX LP

	By:	MPLX GP LLC
Its general partner

Date: November 3, 2026	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski
Vice President and Controller of MPLX GP LLC (the general partner of MPLX LP)